Form 10-Q
period 1997-03-31
VALERO REFINING & MARKETING CO
filed 1997-06-27
CIK 1035002

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                  Commission file number 333-27015

               VALERO REFINING AND MARKETING COMPANY
       (Exact name of registrant as specified in its charter)

        Delaware                                  74-1828067
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

                       530 McCullough Avenue
                         San Antonio, Texas
              (Address of principal executive offices)
                               78215
                             (Zip Code)

                           (210) 246-2000
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                 No      X

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of June 25, 1997.*

                                               Number of
                                                 Shares
                 Title of Class               Outstanding

            Common Stock, $1 Par Value        55,308,596

 * Represents the outstanding shares of Valero Energy Corporation; see Notes 1 and 4 of Notes to Consolidated Financial
   Statements herein.

      VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES

                               INDEX

                                                               Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1997 and 1996 . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the Three
    Months Ended March 31, 1997 and 1996 . . . . . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . .

                       PART I - FINANCIAL INFORMATION
           VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)
                                (Unaudited)

                                                               March 31,    December 31,
                                                                 1997          1996
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . .    $       11    $       10
  Receivables, less allowance for doubtful accounts of
    $1,050 (1997) and $975 (1996). . . . . . . . . . . . .       136,996       162,457
  Inventories. . . . . . . . . . . . . . . . . . . . . . .       180,871       159,871
  Current deferred income tax assets . . . . . . . . . . .        20,628        17,587
  Prepaid expenses and other . . . . . . . . . . . . . . .         7,543        11,924
                                                                 346,049       351,849
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $18,787 (1997)
  and $21,786 (1996), at cost. . . . . . . . . . . . . . .     1,715,790     1,708,106
    Less:  Accumulated depreciation. . . . . . . . . . . .       493,220       479,272
                                                               1,222,570     1,228,834

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . .        30,198        29,192

NET ASSETS OF DISCONTINUED OPERATIONS. . . . . . . . . . .       309,418       284,032

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . .        85,697        91,724

                                                              $1,993,932    $1,985,631

See Notes to Consolidated Financial Statements.

                                         PART I - FINANCIAL INFORMATION
                             VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Thousands of Dollars)
                                                  (Unaudited)

                                                                             March 31,      December 31,
                                                                                1997           1996
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   79,411     $   57,728
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .       26,098         26,037
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      171,809        191,555
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,776          5,088
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       17,375         20,176
                                                                                301,469        300,584

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . .      334,993        353,307

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .      227,627        224,548

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . . .       30,899         30,217

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding -0- (1997) and 11,500 (1996) shares. . . .        -              1,150

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1997 and 1996) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . . .        3,450          3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 44,872,062 (1997) and 44,185,513 (1996) shares. . . . . . . . .       44,872         44,186
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      555,585        540,133
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,655)        (8,783)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .      503,791        496,839
  Treasury stock, 31,781 (1997) and -0- (1996)
    common shares, at cost . . . . . . . . . . . . . . . . . . . . . . . .       (1,099)         -
                                                                              1,098,944      1,075,825

                                                                             $1,993,932     $1,985,631

See Notes to Consolidated Financial Statements.

                   VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands of Dollars, Except Per Share Amounts)
                                         (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1997           1996
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . $  821,802     $  574,522

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . . . . . . .    760,265        542,672
  Selling and administrative expenses. . . . . . . . . . . . . .      9,056          8,149
  Depreciation expense . . . . . . . . . . . . . . . . . . . . .     14,068         13,596
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .    783,389        564,417

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .     38,413         10,105

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . . . . . . . . .      1,006            222

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . . . .        (51)         2,048

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,006)       (10,562)
  Capitalized. . . . . . . . . . . . . . . . . . . . . . . . . .        543            261

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .     29,905          2,074

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . . . . . . .     10,094           (889)

INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . .     19,811          2,963

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
 NET OF INCOME TAX EXPENSE (BENEFIT) OF
 $(2,094) (1997) AND $10,689 (1996). . . . . . . . . . . . . . .     (4,371)        16,951

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,440         19,914
  Less:  Preferred stock dividend requirements
            and redemption premium . . . . . . . . . . . . . . .      2,766          2,841

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . $   12,674     $   17,073

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Continuing operations . . . . . . . . . . . . . . . . . . . . $      .45     $      .07
   Discontinued operations . . . . . . . . . . . . . . . . . . .       (.16)           .32
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . $      .29     $      .39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (in thousands) . . . . . . . . . . . . . . . . . . . . . . . .     44,412         43,749

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . . . . . . . $      .13     $      .13

See Notes to Consolidated Financial Statements.

                        VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Thousands of Dollars)
                                              (Unaudited)
                                                                             Three Months Ended
                                                                                 March 31,
                                                                            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations . . . . . . . . . . . . . . . . .       $ 19,811       $  2,963
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . .         14,068         13,596
      Amortization of deferred charges and other, net. . . . . . . .          8,249          8,074
      Changes in current assets and current liabilities. . . . . . .        (11,268)       (24,494)
      Deferred income tax expense. . . . . . . . . . . . . . . . . .             38          2,954
      Equity in earnings of joint ventures . . . . . . . . . . . . .         (1,006)          (222)
      Changes in deferred items and other, net . . . . . . . . . . .            (84)         1,824
        Net cash provided by continuing operations . . . . . . . . .         29,808          4,695
        Net cash provided by discontinued operations . . . . . . . .          1,843         68,001
          Net cash provided by operating activities. . . . . . . . .         31,651         72,696

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
      Continuing operations. . . . . . . . . . . . . . . . . . . . .         (7,733)       (14,920)
      Discontinued operations. . . . . . . . . . . . . . . . . . . .        (32,148)       (16,749)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . .         (1,409)          (947)
  Investment in and advances to joint ventures, net. . . . . . . . .           -             1,665
  Dispositions of property, plant and equipment. . . . . . . . . . .             15             27
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            310           (268)
    Net cash used in investing activities. . . . . . . . . . . . . .        (40,965)       (31,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net . . . . . . . . . . . . . . . . .         21,683         32,063
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . .         17,600         28,500
  Long-term debt reduction . . . . . . . . . . . . . . . . . . . . .        (35,200)       (94,254)
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . .         (5,761)        (5,687)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . .         (2,727)        (2,842)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . .         18,326          2,373
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .         (3,410)        (1,657)
  Repurchase of Series A Preferred Stock . . . . . . . . . . . . . .         (1,196)          -
    Net cash provided by (used in) financing activities. . . . . . .          9,315        (41,504)

NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . .              1           -

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .             10             13

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .       $     11       $     13

See Notes to Consolidated Financial Statements.

      VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Valero Refining and Marketing Company ("VRMC") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading.

     VRMC is a wholly owned subsidiary of Valero Energy
Corporation (unless otherwise required by the context, the term "Energy" as used herein refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively).
For financial reporting purposes under the federal securities laws, VRMC is a "successor registrant" to Energy. As a result, the historical financial information included herein is the historical financial information of Energy, adjusted to reflect Energy's natural gas related services businesses as discontinued operations in connection with the proposed restructuring of Energy. See Note
4. These consolidated financial statements should be read in conjunction with the unaudited pro forma condensed combined financial statements and the notes thereto of the Company and the consolidated financial statements and the notes thereto of Energy included in the Company's Form S-1 registration statement filed with the Commission on May 13, 1997 ("Form S-1"), and with the unaudited consolidated financial statements and the notes thereto included in Energy's quarterly report on Form 10-Q for the period ended March 31, 1997 filed with the Commission on May 15, 1997.

2.  Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of products purchased for resale determined under the weighted average cost method. The excess of the replacement cost of the Company's LIFO inventories over their LIFO values was approximately
$21 million at March 31, 1997. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1997 and December 31, 1996 were as follows (in thousands):

                                               March 31,   December 31,
                                                  1997         1996
     Refinery feedstocks . . . . . . . . . . .  $114,001     $ 42,744
     Refined products and blendstocks. . . . .    48,740       99,398
     Materials and supplies. . . . . . . . . .    18,130       17,729
                                                $180,871     $159,871

3.  Statements of Cash Flows

     In order to determine net cash provided by continuing operations, income from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt. The changes in the Company's current assets and current liabilities, excluding the items noted above, are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. (Dollars in thousands.)

                                              Three Months Ended
                                                    March 31,
                                               1997          1996
     Receivables, net. . . . . . . . . . . .$  25,461     $  20,172
     Inventories . . . . . . . . . . . . . .  (21,000)      (48,631)
     Prepaid expenses and other. . . . . . .    4,381         6,612
     Accounts payable. . . . . . . . . . . .  (19,898)         (843)
     Accrued interest. . . . . . . . . . . .    2,485         2,532
     Other accrued expenses. . . . . . . . .   (2,697)       (4,336)
        Total. . . . . . . . . . . . . . . .$ (11,268)    $ (24,494)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                                   1997      1996
     Interest - net of amount capitalized of $543 (1997)
        and $261 (1996). . . . . . . . . . . . . . . . . . . . .  $ 7,771   $14,906
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . .     -         -


4.  Proposed Restructuring

     On January 31, 1997, Energy executed an agreement and plan of merger with PG&E Corporation ("PG&E") to combine Energy's natural gas related services business with PG&E following the spin-off of the Company to Energy's stockholders (the "Restructuring"). Under the terms of the merger agreement, Energy's natural gas related services business will be merged with a wholly owned subsidiary of PG&E. PG&E will acquire Energy's natural gas related services business for approximately $1.5 billion, plus adjustments for working capital and other considerations. PG&E will issue
$722.5 million of common stock, subject to certain closing adjustments, in exchange for outstanding shares of Energy's common stock, and will assume approximately $777.5 million of net debt and other liabilities. Each Energy stockholder will receive a fractional share of PG&E common stock (trading on the New York Stock Exchange under the symbol "PCG") for each Energy share; the amount of PG&E stock to be received will be based on the average price of the PG&E common stock during a period preceding the closing of the transaction and the number of Energy shares issued and outstanding at the time of the closing. Energy's stockholders will also receive one share of VRMC common stock for each share of Energy common stock. VRMC will be renamed Valero Energy Corporation and will apply to be listed on the New York Stock Exchange. The spin-off of the Company and the merger with PG&E are expected to be tax-free transactions. The Restructuring transactions were approved by Energy's stockholders at Energy's annual meeting of stockholders held on June 18, 1997, and are expected to be completed in the third quarter of 1997, subject to the receipt of certain regulatory approvals.

5.  Acquisition of Basis Petroleum, Inc.

     On March 13, 1997, Energy's Board of Directors approved a letter of intent executed by Energy to acquire the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). On May 1, 1997, the transaction was completed. Energy subsequently transferred the stock of Basis to the Company. As a result, Basis is an indirect wholly owned subsidiary of VRMC and will be spun off to Energy's stockholders pursuant to the Restructuring. The primary assets of Basis include three refineries in the U.S. Gulf Coast area with total throughput capacity in excess of 300,000 barrels per day ("BPD") and an extensive wholesale marketing business. The three refineries are comprised of a 160,000 BPD facility in Texas City, Texas; an 85,000 BPD facility in Houston, Texas; and a 65,000 BPD facility in Krotz Springs, Louisiana. The three refineries are projected to produce approximately 330,000 BPD of refined products, including about 130,000 BPD of gasoline, about 130,000 BPD of distillates and jet fuel, and about 20,000 BPD of chemical grade propylene and liquefied petroleum gases. With the acquisition, the Company now owns and operates four refineries with total throughput capacity of about 500,000 BPD. The acquisition is being accounted for using the purchase method of accounting. Therefore, the results of operations of Basis will be included in the consolidated financial statements of the Company commencing on May 1, 1997.

     Energy acquired the stock of Basis for $285 million, plus approximately $200 million representing the value of inventories and other working capital acquired in the transaction. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a current market value of $120 million, with the remainder paid in cash from borrowings under Energy's bank credit facilities (see Note 8). In addition, Salomon will be entitled to receive payments in any of the next 10 years if the average refining margin during any of such years improves above a specified level. These annual earn-out payments will be based on the difference between a stated base refining "crack spread" and the theoretical spread computed using actual average quoted prices, and calculated using a nominal average annual throughput of 100 million barrels. Any payments under this earn-out arrangement are limited to $35 million in any year and $200 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated.

6.  Industrial Revenue Bonds

     On April 16, 1997, the Industrial Development Corporation of the Port of Corpus Christi issued and sold for the benefit of VRMC $90 million of tax-exempt Series 1997A, 1997B and 1997C Revenue Refunding Bonds and $8.5 million of Series 1997D Revenue Refunding Bonds (the "Refunding Bonds"), with credit enhancement provided through a letter of credit issued by the Bank of Montreal (see Note
8). The Series A bonds are due in 2027, the Series B and C bonds are due in 2018, and the Series D bonds are due in 2009. The Refunding Bonds will initially bear interest at floating rates determined weekly, with VRMC having the right to convert such rates to a daily, weekly or commercial paper rate, or to a fixed rate. Interest rates on the Series A, B and C bonds were initially set at 3.85%, while rates on the Series D bonds were initially set at 3.95%. The Refunding Bonds were issued to refund VRMC's
$90 million principal amount of 10.25% Series A bonds and $8.5 million principal amount of 10.625% Series B bonds which were originally issued in 1987 and were guaranteed by Energy. In connection with the refinancing, both the Energy guarantee, as well as a deed of trust and security agreement covering the Company's refinery in Corpus Christi, Texas, were released.

     On May 15, 1997, the Gulf Coast Industrial Development
Authority issued and sold for the benefit of VRMC $25 million of tax-exempt bonds which mature on December 1, 2031. Other terms and conditions of these bonds are similar to those of the Refunding
Bonds described above.

7.  Redemption of Preferred Stock

     In April 1997, Energy called all of its outstanding
$3.125 convertible preferred stock ("Convertible Preferred Stock") for redemption on June 2, 1997. The total redemption price for the Convertible Preferred Stock was $52.1966 per share (representing a per-share redemption price of $52.188, plus accrued dividends in the amount of $.0086 per share for the one-day period from June 1, 1997 to the June 2, 1997 redemption date). The Convertible Preferred Stock was convertible into Energy common stock at a conversion price of $27.03 per share (equivalent to a conversion rate of approximately 1.85 shares of common stock for each share of Convertible Preferred Stock). On June 2, 1997, Energy redeemed approximately 2,730 shares of Convertible Preferred Stock for approximately $143,000. Prior to the redemption, 3,447,270 shares of Convertible Preferred Stock were converted into 6,377,432 shares of Energy common stock.

     On March 30, 1997, Energy redeemed the remaining 11,500 outstanding shares of its Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock"). The redemption price was $104 per share, plus dividends accrued to the redemption date of $.685 per share.

8.  New Bank Credit Facility

     Effective May 1, 1997, Energy replaced its existing unsecured $300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility has been used to finance a portion of the acquisition cost of Basis as discussed above in Note 5 and to provide credit enhancement for VRMC's Refunding Bonds and revenue bonds as discussed above in
Note 6, and will be used to provide financing for other general corporate purposes. The new facility will also be used to fund a $210 million dividend payable by VRMC to Energy immediately prior to the Restructuring pursuant to the terms of a certain Restructuring agreement. Such dividend may be increased or decreased in connection with the settlement of any intercompany note balances between VRMC and Energy arising during the period from January 1, 1997 through the date of the Restructuring from transactions other than the acquisition of Basis and redemption of Energy's Convertible
Preferred Stock.  Such intercompany note balance was approximately
$29 million as of March 31, 1997. Energy will be the borrower under the new facility until the Company is spun off pursuant to the Restructuring, at which time the facility will be assumed by VRMC.

     During the period prior to the Restructuring, the pricing and covenants under the new facility are substantially the same as under the previous $300 million facility with total availability limited to $600 million. Upon assumption by VRMC, total availability will increase to the full $835 million. The facility amount reduces by $150 million at the end of each of the third and fourth years. Availability under the facility is also reduced by the proceeds from debt issuances and certain asset sales, and by 75% of the proceeds from certain equity issuances. Energy, prior to the Restructuring, and VRMC, after the Restructuring, will pay various fees and expenses in connection with the new credit facility, including a facility fee, a letter of credit issuance fee and a fee based on letters of credit outstanding.

     After the Restructuring, VRMC's borrowings under the new credit facility will bear interest at either LIBOR plus a margin, a base rate, or a money market rate, with such interest rate and the fees noted above subject to adjustment based upon the credit ratings assigned to VRMC's long-term debt. VRMC's covenants will include a minimum fixed charge coverage ratio of 1.8 to 1.0, a maximum debt to capitalization ratio of 45%, a minimum net worth test, and certain restrictions on, among other things, long-term leases and subsidiary debt. The new credit facility also limits VRMC's dividend payments or repurchases of common stock to $22 million for the period from VRMC's assumption of the facility through April 30, 1998, and for any subsequent years to 25% of net income for the prior year plus any unused portion of the original $22 million. The dividend restriction will be eliminated if VRMC subsequently obtains an investment grade credit rating from either Standard & Poor's or Moody's Investor Service.

     The new credit facility also requires the completion, within 60 days of VRMC's assumption of the facility, of an inventory purchase agreement whereby the Company will receive up to $150 million upon the sale of a portion of its base inventory to a third party. In addition, VRMC will be required to have at least 25% of its debt effectively bear interest at fixed rates either through the terms of the debt instrument or through interest rate hedging arrangements.

9.  Employee Benefit Plans

     In connection with effecting the Restructuring discussed in
Note 4, on April 11, 1997, Energy's Board of Directors approved the termination of Energy's leveraged employee stock ownership plan ("VESOP"), in which Company employees are participants, and subsequently directed the VESOP trustee to sell a sufficient amount of Energy common stock held in the VESOP suspense account to repay the outstanding amount of notes issued in connection with the VESOP ("VESOP Notes") and allocate the remaining stock in the suspense account to the accounts of the VESOP participants. The VESOP Notes were repaid in full in May 1997, after which 226,198 remaining shares of Energy common stock were allocated to all VESOP participants.

10.  Litigation and Contingencies

     Valero Javelina Company, an indirect wholly owned subsidiary of VRMC, owns a 20% general partner interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in 11 lawsuits filed since 1993 in state district courts in Nueces County and Duval County, Texas. Nine of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. The plaintiffs seek an unspecified amount of actual and punitive damages. The remaining two suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The plaintiffs in these suits allege claims similar to those described above and seek unspecified actual and punitive damages.

Basis Litigation

     Basis is a defendant in numerous lawsuits brought by present or former employees of Basis, by employees of Basis' customers or contractors, or by other persons based on alleged negligence, gross negligence, products liability, strict liability, breach of warranty and other theories of recovery and claiming injuries, including wrongful death, resulting from exposure to asbestos, benzene and other allegedly toxic or carcinogenic compounds allegedly processed, used, manufactured, distributed or sold by Basis or its predecessors. Approximately 10 of the lawsuits involve class or other actions involving numerous plaintiffs and defendants, while the remaining actions have individual plaintiffs and involve only Basis or a limited group of defendants. In most such cases, discovery is underway and trial dates have not been set.

     In addition to the foregoing matters, Basis is a defendant in a lawsuit filed in June 1994 in the United States District Court for the Southern District of Texas, alleging, among other things, that Basis has violated the terms of its National Pollutant Discharge Elimination System permit for wastewater discharge at its Houston, Texas refinery. Although the District Court granted Basis a summary judgment, the United States Court of Appeals for the Fifth Circuit reversed the summary judgment and remanded the case to the trial court for further discovery. The case is currently stayed by mutual agreement pending the decision of the United States Court of Appeals for the Fifth Circuit in a similar case in which the lower court granted summary judgment dismissing the case for lack of standing by the plaintiffs.

     Basis is also a defendant in a lawsuit pending in the United States District Court for the Southern District of Texas (served May 1996), which is a Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") cost recovery action related to the Tex-Tin "superfund" site. This site is not owned by Basis, and Basis has advised the Company that Basis has not disposed of any material at the site. However, Basis has been identified as a "generator defendant" with respect to the site, as the successor to the previous refinery owner. Basis potentially may be named as a defendant or "potentially responsible party" in other similar pending or threatened superfund-related actions.

     Basis is also a defendant in a lawsuit filed December 20, 1995 in the 11th Judicial District Court, Harris County, Texas, involving alleged Texas Clean Air Act violations related to allegedly excessive S02 emissions. Agreement among the various parties has been reached to settle the action on terms and conditions not material to Basis; however, this settlement is not yet final.

     Basis is also a defendant in a lawsuit filed April 29, 1997 by the U.S. Department of Justice in the United States District Court for the Southern District of Texas which alleges violations of the New Source Performance Standards ("NSPS") under the Clean Air Act at the Texas City, Texas refinery. The suit alleges that applicable NSPS requirements for a certain process unit, oil and water separator and storage tank were not met on certain occasions or during specified periods from May 1990 to April 1994.

     Basis has also received Texas Natural Resources Conservation Commission ("TNRCC") notices of violation ("NOV") and/or federal Environmental Protection Agency ("EPA") NOVs or administrative orders with respect to environmental matters at each of its three refineries. Certain of such notices and orders may require operational and capital improvements, and may involve the assessment of substantial monetary penalties.

     Basis is also a plaintiff in a lawsuit originally filed March 26, 1996 and pending in the 190th Judicial District Court, Harris County, Texas, alleging generally that through a bribery and kickback scheme, defendants destroyed plaintiff's independent bargaining position with respect to construction work performed by defendants, creating causes of action for fraud, tortious interference with contract, breach of fiduciary duty, breach of contract and negligent misrepresentation. The defendant has asserted counterclaims for breach of contract, tortious interference with contract, fraud, defamation, negligence and quantum meruit aggregating in excess of $130 million.

     The various lawsuits referred to herein seek actual and punitive damages which, in most cases, are unspecified but which may total several hundreds of millions of dollars, together, in certain cases, with demands for injunctive relief. In certain of the matters cited above, including cited TNRCC and EPA matters, Basis could potentially be adversely affected through required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, required reductions in permit limits or refinery throughput, and fines or penalties.

     Additionally, although Energy conducted a due diligence investigation of Basis prior to the closing of the purchase of the stock of Basis, the scope of such investigation, particularly in light of the volume of environmental, litigation and other matters to be investigated, was necessarily limited. The stock purchase agreement between Energy, the seller, and Basis ("Stock Purchase Agreement") provides for indemnification from the seller with respect to suits, actions, claims and investigations pending at the time of the acquisition and for additional indemnification, subject to certain terms, conditions and limitations, with respect to other matters. However, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified or that the matters heretofore identified will not prove to be more significant than currently expected.

Litigation Relating to Discontinued Operations

     Energy and certain of its natural gas related subsidiaries and Southern Union Company ("Southern Union") are defendants in a lawsuit brought by the City of Edinburg, Texas (the "City") regarding certain ordinances of the City that granted franchises to Rio Grande Valley Gas Company ("RGV") (a division of Southern Union) and its predecessors allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Energy.
The City alleges that the defendants used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV has not fully paid all franchise fees due the City. The City also alleges that the defendants used the public property of the City without compensating the City for such use, and alleges conspiracy and alter ego claims involving all defendants. The City seeks alleged actual damages of $15 million and unspecified punitive damages related to amounts allegedly due under the RGV franchise, City ordinances and state law. The City of Edinburg lawsuit is scheduled for trial on August 11, 1997. In connection with the City of Edinburg lawsuit, Southern Union filed a cross-claim against Energy, alleging, among other things, that Southern Union is entitled to indemnification pursuant to the purchase agreement under which Energy sold RGV to Southern Union. Southern Union also asserts claims related to a 1985 settlement among Energy, RGV and the Railroad Commission of Texas regarding certain gas contract pricing terms. This pricing claim was recently severed into a separate lawsuit. Southern Union's claims include, among other things, damages for indemnification, breach of contract, negligent misrepresentation and fraud. Six additional lawsuits have been filed by other South Texas cities against Energy and/or certain of its natural gas related subsidiaries asserting claims substantially similar to those in the City of Edinburg litigation. Damages in these lawsuits are not quantified.

     Energy and certain of its natural gas related subsidiaries have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but has been appealed. Energy has filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Pursuant to the distribution agreement by which the Company will be spun off to Energy's stockholders in connection with the Restructuring, VRMC has agreed to indemnify and hold harmless Energy with respect to this lawsuit after the Restructuring to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

     Approximately 15 lawsuits have been filed against various pipeline owners and other parties arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. Energy and certain of its natural gas related subsidiaries are defendants in 12 of these lawsuits. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

     Energy and certain of its natural gas related subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at one of such subsidiary's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for fraud, quantum meruit, and numerous other tort claims. The plaintiff seeks actual damages, on each of its causes of action, of approximately $1.25 million, plus retainage, interest and attorneys fees, and punitive damages of at least four times the amount of actual damages. No trial date has been set.

     Certain trusts have named Energy and certain of its natural gas related subsidiaries as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 by the trusts against a supplier with whom certain of the Valero Defendants have contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, such subsidiaries agreed to bear a substantial portion of any settlement or any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against
the supplier.  Damages, if any, were not determined.   The trusts
seek $50 million in damages from the Valero Defendants as a result of the Valero Defendants' alleged interference between the trusts and the supplier, plus punitive damages in excess of treble the amount of actual damages proven at trial. The trusts also seek in excess of $200 million from the Valero Defendants in claimed lost profits. The trusts seek approximately $36 million in take-or-pay damages from the supplier and unspecified damages for the supplier's failure to take the trusts' gas ratably. Energy believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. No trial date has been set.

General

     The Company, including Basis, and Energy and its natural gas related subsidiaries are also parties to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company or Energy and its natural gas related subsidiaries is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

       VALERO REFINING AND MARKETING COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended March 31, 1997 and 1996. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                        Three Months Ended
                                                                             March 31,
                                                                        1997          1996
Operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . $  821,802    $  574,522

Operating income . . . . . . . . . . . . . . . . . . . . . . . . . .     38,413        10,105

Equity in earnings of joint ventures . . . . . . . . . . . . . . . .      1,006           222
Other income (expense), net. . . . . . . . . . . . . . . . . . . . .        (51)        2,048
Interest and debt expense, net . . . . . . . . . . . . . . . . . . .      9,463        10,301
Income from continuing operations. . . . . . . . . . . . . . . . . .     19,811         2,963
Income (loss) from discontinued operations, net of income taxes. . .     (4,371)       16,951
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,440        19,914
Net income applicable to common stock. . . . . . . . . . . . . . . .     12,674        17,073

Earnings (loss) per share of common stock:
   Continuing operations . . . . . . . . . . . . . . . . . . . . . . $      .45    $      .07
   Discontinued operations . . . . . . . . . . . . . . . . . . . . .       (.16)          .32
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      .29    $      .39

Operating statistics:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . .        174           169
    Average throughput margin per barrel . . . . . . . . . . . . . . $     6.58    $     4.55
    Sales volumes (Mbbls per day). . . . . . . . . . . . . . . . . .        328           289


     The Company reported income from continuing operations of $19.8 million, or $.45 per share, for the first quarter of 1997 compared to $3 million, or $.07 per share, for the same period in 1996. Results from discontinued operations were a loss of $4.4 million, or $.16 per share, for the first quarter of 1997 compared to income of $17 million, or $.32 per share, for the same period in 1996. In determining earnings per share, dividends on Energy's Convertible Preferred Stock have been deducted from income from discontinued operations as the Convertible Preferred Stock was issued to fund the repurchase of the publicly held units of Valero Natural Gas Partners, L.P. in 1994. Net income was $15.4 million, or $.29 per share, in the 1997 first quarter compared to $19.9 million, or $.39 per share, in the 1996 first quarter. Income from continuing operations and related earnings per share increased due primarily to a significant increase in operating income partially offset by an increase in income tax expense resulting primarily from higher pretax income.

     Operating revenues increased $247.3 million, or 43%, to $821.8 million during the first quarter of 1997 compared to the same period in 1996 due primarily to a 28% increase in the average sales price per barrel and, to a lesser extent, to a 13% increase in sales volumes. The average sales price per barrel increased due to higher gasoline and other refined product prices which followed higher crude oil prices. Sales volumes increased due primarily to higher gasoline sales volumes resulting from increased rack and wholesale marketing activities and sales of "CARB II" gasoline into the West Coast market in the 1997 period in connection with the March 1, 1996 startup of the California Air Resources Board's statewide CARB gasoline program.

     Operating income increased $28.3 million to $38.4 million during the first quarter of 1997 compared to the same period in 1996 due primarily to an approximate $33 million, or 48%, increase in total throughput margins partially offset by an approximate
$5 million increase in operating expenses. The throughput margin per barrel averaged $6.58 for the first quarter of 1997, an improvement of $2.03 per barrel from the first quarter of 1996. Total throughput margins increased due primarily to a significant improvement in discounts on purchases of residual oil ("resid") feedstocks due to an increase in resid supplies resulting from greater worldwide production of heavier crude oils and a decrease in worldwide demand for resid as a result of milder weather during the 1997 period. Throughput margins also benefitted from the differential between conventional gasoline and crude oil, higher premiums on sales of mixed xylenes over their value as a gasoline blendstock, and increased benefits from price risk management activities. These increases in throughput margins were partially offset by lower oxygenate margins resulting from higher methanol and butane feedstock costs. Operating expenses increased due primarily to higher fuel and electrical power costs resulting from an increase in natural gas prices, and to costs associated with a xylene fractionation unit which was placed in service in January 1997 at the Company's refinery in Corpus Christi, Texas.

     Income from discontinued natural gas related services operations decreased $21.3 million to a loss of $4.4 million during the first quarter of 1997 compared to the same period in 1996 due primarily to significantly lower natural gas sales margins partially offset by higher margins on production of natural gas liquids ("NGLs") and increased income from NGL trading activities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by continuing operations increased
$25.1 million to $29.8 million during the first quarter of 1997 compared to the same period in 1996 due primarily to the increase in income from continuing operations described above under "Results of Operations" and to the changes in current assets and current liabilities detailed in Note 3 of Notes to Consolidated Financial Statements. Net cash provided by discontinued operations decreased $66.2 million to $1.8 million during the first quarter of 1997 compared to the same period in 1996 due primarily to the decrease in operating results from such operations described above under "Results of Operations" and to higher commodity deposits and deferrals at the end of 1995 compared to the end of 1996. During the 1997 period, cash provided by operating activities, proceeds from issuances of common stock related to Energy's benefit plans, and bank borrowings were utilized to fund capital expenditures and deferred turnaround and catalyst costs, pay common and preferred stock dividends, purchase treasury stock, and redeem the remaining 11,500 outstanding shares of Energy's Series A Preferred Stock as described in Note 7 of Notes to Consolidated Financial Statements.

     As described in Note 8 of Notes to Consolidated Financial Statements, effective May 1, 1997, the financial flexibility and liquidity of the Company was significantly increased through the replacement of Energy's existing $300 million revolving bank credit and letter of credit facility with a new $835 million revolving bank credit and letter of credit facility. However, as described in Note 8, borrowings and letters of credit are limited to $600 million until assumption of the facility by VRMC at the date of the Restructuring. As of May 31, 1997, Energy had approximately
$5.3 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also has numerous uncommitted short-term bank credit lines and bank letter of credit facilities. As of May 31, 1997, $115 million was available for additional borrowings under short-term bank lines totaling $160 million, and approximately $50 million was available for additional letters of credit under uncommitted letter of credit facilities totaling $185 million. The above-noted remaining amounts available under Energy's revolving bank credit facility and short-term bank lines as of May 31 reflect, among other things, the effect of borrowing $365 million to fund the acquisition of Basis as discussed below and the use of the revolving bank credit facility to provide credit enhancement for the Refunding Bonds as discussed in Note 8. Energy and the Company were in compliance with all covenants contained in their various debt facilities as of May 31, 1997.

     Energy's historical practice has been to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level. Therefore, a portion of the borrowings under the various bank credit facilities discussed above, as well as a portion of other corporate debt of Energy, has been allocated to the discontinued natural gas related services business based upon the ratio of such business' net assets, excluding the amounts of intercompany notes receivable or payable, to Energy's consolidated net assets. Interest expense related to corporate debt has also been allocated to the discontinued natural gas related services business based on the same net asset ratio.

     As described in Note 5 of Notes to Consolidated Financial Statements, Energy acquired the outstanding common stock of Basis on May 1, 1997 for $365 million in cash, funded with borrowings under Energy's bank credit facilities and $120 million in Energy common stock. Although Basis incurred significant operating losses during 1995 and 1996, the Company believes that the Basis refineries can be operated profitably due to recently completed refinery upgrading projects, a reduction in depreciation and amortization expense due to the acquisition cost of Basis being less than its net book value, and a projected reduction in operating and overhead costs expected to be achieved through various operational and personnel-related changes to be implemented by the Company. The Company believes that, assuming the realization of various assumptions including those discussed above, the Basis refineries will be accretive to consolidated cash flow and earnings beginning in 1997.

     During the first quarter of 1997, the Company expended approximately $41 million for capital investments, primarily capital expenditures, $9 million of which related to the continuing refining and marketing operations while $32 million related to the discontinued natural gas related services operations. For total year 1997, the Company currently expects to incur approximately $125 million for capital expenditures and deferred turnaround and catalyst costs related to its continuing refining and marketing operations. Such estimate includes approximately $45 million related to the operations of Basis for the eight months beginning May 1.

     As described in Note 6 of Notes to Consolidated Financial Statements, VRMC refinanced its outstanding $98.5 million principal amount of industrial revenue bonds in April 1997 at substantially lower interest rates. Based on the floating rates in effect as of June 1, 1997, the Company expects the reduction in interest expense resulting from such refinancing to be in excess of $5 million per year.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements, the Company has no specific financing plans as of the date hereof.

     The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's resid feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement the cost reductions and operational changes related to, and realize the various assumptions and efficiencies projected for, the operation of the Basis refineries; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of legislation, including tax legislation affecting the proposed merger with PG&E; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Form S-1. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Basis Litigation.

      Basis is a defendant in numerous lawsuits brought by present or former employees of Basis, by employees of Basis' customers or contractors, or by other persons based on alleged negligence, gross negligence, products liability, strict liability, breach of warranty and other theories of recovery and claiming injuries, including wrongful death, resulting from exposure to asbestos, benzene and other allegedly toxic or carcinogenic compounds allegedly processed, used, manufactured, distributed or sold by Basis or its predecessors. Approximately 10 of the lawsuits involve class or other actions involving numerous plaintiffs and defendants, while the remaining actions have individual plaintiffs and involve only Basis or a limited group of defendants. In most such cases, discovery is underway and trial dates have not been set.

      In addition to the foregoing matters, Basis is a defendant in a lawsuit, Friends of the Earth, Inc. v. Phibro Energy USA, Inc., filed in the United States District Court for the Southern District of Texas (filed June 1994), alleging, among other things, that Basis has violated the terms of its National Pollutant Discharge Elimination System permit for wastewater discharge at its Houston, Texas refinery. Although the District Court granted Basis a summary judgment, the United States Court of Appeals for the Fifth Circuit reversed the summary judgment and remanded the case to the trial court for further discovery. The case is currently stayed by mutual agreement pending the decision of the United States Court of Appeals for the Fifth Circuit in a similar case (Friends of the Earth v. Chevron Chemical Co., Inc.) in which the lower court granted summary judgment dismissing the case for lack of standing by the plaintiffs.

      Basis is also a defendant in a lawsuit, Amoco Chemical Company, et al. v. United States of America, et al. pending in the United States District Court for the Southern District of Texas (served May 1996), which is a CERCLA cost recovery action related to the Tex-Tin "superfund" site. This site is not owned by Basis, and Basis has advised the Company that Basis has not disposed of any material at the site. However, Basis has been identified as a "generator defendant" with respect to the site, as the successor to the previous refinery owner. Basis potentially may be named as a defendant or "potentially responsible party" in other similar pending or threatened superfund-related actions.

      Basis is also a defendant in City of Houston v. Phibro Energy USA, Inc., filed in the 11th Judicial District Court, Harris County, Texas (filed December 20, 1995) involving alleged Texas Clean Air Act violations related to allegedly excessive S02 emissions. Agreement among the various parties has been reached to settle the City of Houston action on terms and conditions not material to Basis; however, this settlement is not yet final.

      Basis is also a defendant in a lawsuit, United States of America v. Basis Petroleum, Inc., filed on April 29, 1997 by the U.S. Department of Justice in the United States District Court for the Southern District of Texas which alleges violations of the New Source Performance Standards ("NSPS") under the Clean Air Act at the Texas City, Texas refinery. The suit alleges that applicable NSPS requirements for a certain process unit, oil and water separator and storage tank were not met on certain occasions or during specified periods from May 1990 to April 1994.

      Basis has also received Texas Natural Resources Conservation Commission ("TNRCC") notices of violation ("NOV") and/or federal Environmental Protection Agency ("EPA") NOVs or administrative orders with respect to environmental matters at each of its three refineries. Certain of such notices and orders may require operational and capital improvements, and may involve the assessment of substantial monetary penalties.

      Basis is also a plaintiff in a lawsuit, Phibro Energy USA, Inc. v. Belmont Contractors, Inc. et al., pending in the 190th Judicial District Court, Harris County, Texas (filed March 26,
1996) and alleging generally that through a bribery and kickback scheme, defendants destroyed plaintiff's independent bargaining position with respect to construction work performed by defendants, creating causes of action for fraud, tortious interference with contract, breach of fiduciary duty, breach of contract and negligent misrepresentation. Defendant Belmont has asserted counterclaims against Basis for breach of contract, tortious interference with contract, fraud, defamation, negligence and quantum meruit aggregating in excess of $130 million.

      Basis is also a party to various other lawsuits arising in the ordinary course of its business. The various lawsuits referred to herein seek actual and punitive damages which, in most cases, are unspecified but which may total several hundreds of millions of dollars, together, in certain cases, with demands for injunctive relief. In certain of the matters cited above, including cited TNRCC and EPA matters, Basis could potentially be adversely affected through required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, required reductions in permit limits or refinery throughput, and fines or penalties.

      Additionally, although Energy conducted a due diligence investigation of Basis prior to the closing of the purchase of the stock of Basis, the scope of such investigation, particularly in light of the volume of environmental, litigation and other matters to be investigated, was necessarily limited. The Stock Purchase Agreement between Energy, the seller, and Basis ("Stock Purchase Agreement") provides for indemnification from the seller with respect to suits, actions, claims and investigations pending at the time of the acquisition and for additional indemnification, subject to certain terms, conditions and limitations, with respect to other matters. However, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified or that the matters heretofore identified will not prove to be more significant than currently expected.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

      11.1     Computation of Earnings Per Share.

      27.1* Financial Data Schedule (reporting financial information as of and for the three months ended
               March 31, 1997).

      27.2* Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1996).

      27.3* Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 1996).
__________

         * The Financial Data Schedules shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and
               Section 401 of Regulation S-T.

      (b)  Reports on Form 8-K.  The Company did not file any
Current Reports on Form 8-K during the quarter ended March 31,
1997.

                             SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    VALERO REFINING AND MARKETING COMPANY
                              (Registrant)


                    By:  /s/ Edward C. Benninger
                         Edward C. Benninger
                         President and Chief
                            Financial Officer
                         (Duly Authorized Officer and Principal
                         Financial and Accounting Officer)


Date: June 27, 1997