Form 10-Q
period 1997-06-30
VALERO REFINING & MARKETING CO
filed 1997-08-14
CIK 1035002

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                  Commission file number 333-27015

                     VALERO ENERGY CORPORATION
       (Exact name of registrant as specified in its charter)
         (formerly Valero Refining and Marketing Company)

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

                     Yes     X           No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1997.

                                               Number of
                                                Shares
                 Title of Class               Outstanding

            Common Stock, $.01 Par Value      56,093,615

            VALERO ENERGY CORPORATION AND SUBSIDIARIES
         (formerly Valero Refining and Marketing Company)

                               INDEX

                                                               Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1997 and
   December 31, 1996 . . . . . . . . . . .   . . . . . .  . .    3

  Consolidated Statements of Income - For the Three Months
   Ended and Six Months Ended June 30, 1997 and 1996 . . .  .    5

  Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1997 and 1996 . . . . . . . .. .    6

  Notes to Consolidated Financial Statements . . . . . .  . .    7

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . .. .. .   16

PART II.  OTHER INFORMATION. . . . . . . . . . . .. . . . .. .   22

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . ... .   23

                  PART I - FINANCIAL INFORMATION
            VALERO ENERGY CORPORATION AND SUBSIDIARIES
         (formerly Valero Refining and Marketing Company)
                  CONSOLIDATED BALANCE SHEETS
                      (Thousands of Dollars)
                            (Unaudited)

                                                        June 30,       December 31,
                                                          1997              1996
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . .  $   3,236      $        10
  Receivables, less allowance for doubtful
    accounts of $1,124 (1997) and $975 (1996). . . . .    378,943          162,457
  Inventories. . . . . . . . . . . . . . . . . . . . .    494,519          159,871
  Current deferred income tax assets . . . . . . . . .     19,139           17,587
  Prepaid expenses and other . . . . . . . . . . . . .      9,804           11,924
                                                          905,641          351,849
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $55,150 (1997)
  and $21,786 (1996), at cost. . . . . . . . . . . . .  2,075,862        1,708,106
    Less:  Accumulated depreciation. . . . . . . . . .    507,084          479,272
                                                        1,568,778        1,228,834

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . .     31,254           29,192

NET ASSETS OF DISCONTINUED OPERATIONS. . . . . . . . .    350,384          284,032

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . .     84,316           91,724
                                                       $2,940,373       $1,985,631

See Notes to Consolidated Financial Statements.

                                 PART I - FINANCIAL INFORMATION
                            VALERO ENERGY CORPORATION AND SUBSIDIARIES
                          (formerly Valero Refining and Marketing Company)
                                   CONSOLIDATED BALANCE SHEETS
                                      (Thousands of Dollars)
                                            (Unaudited)
                                                          June 30,         December 31,
                                                            1997              1996

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . .  $   95,040        $   57,728
  Current maturities of long-term debt . . . . . . . .      24,701            26,037
  Accounts payable . . . . . . . . . . . . . . . . . .     455,477           191,555
  Accrued interest . . . . . . . . . . . . . . . . . .       6,431             5,088
  Other accrued expenses . . . . . . . . . . . . . . .      56,811            20,176
                                                           638,460           300,584

LONG-TERM DEBT, less current maturities. . . . . . . .     786,825           353,307

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     230,814           224,548

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . .      40,204            30,217

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding -0- (1997) and
  11,500 (1996) shares . . . . . . . . . . . . . . . .        -                1,150

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares
  authorized including redeemable
  preferred shares:
      $3.125 Convertible Preferred Stock,
      issued and outstanding -0- (1997)
      and 3,450,000 (1996) shares . . . . . . . . . . .       -                3,450
  Common stock, $1 par value - 75,000,000
    shares authorized; issued 55,369,487 (1997)
    and 44,185,513 (1996) shares. . . . . . . .             55,369            44,186
  Additional paid-in capital . . . . . . . . . . . . .     677,721           540,133
  Unearned Valero Employees' Stock Ownership
    Plan Compensation. . . . . . . . . . . . . . . . .        -               (8,783)
  Retained earnings. . . . . . . . . . . . . . . . . .     511,535           496,839
  Treasury stock, 15,350 (1997) and -0- (1996)
    common shares, at cost . . . . . . . . . . . . . .        (555)             -
                                                         1,244,070         1,075,825
                                                        $2,940,373        $1,985,631

See Notes to Consolidated Financial Statements.

                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      (formerly Valero Refining and Marketing Company)
                              CONSOLIDATED STATEMENTS OF INCOME
                       (Thousands of Dollars, Except Per Share Amounts)
                                          (Unaudited)

                                                          Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                         1997           1996          1997          1996


OPERATING REVENUES . . . . . . . . . . . . . . . .    $ 1,362,624    $  675,009   $ 2,184,426    $ 1,249,531

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . .      1,280,244       616,348     2,040,509      1,159,020
  Selling and administrative expenses. . . . . . .         10,404         8,506        19,460         16,655
  Depreciation expense . . . . . . . . . . . . . .         16,176        13,621        30,244         27,217
    Total. . . . . . . . . . . . . . . . . . . . .      1,306,824       638,475     2,090,213      1,202,892

OPERATING INCOME . . . . . . . . . . . . . . . . .         55,800        36,534        94,213         46,639

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . .          1,056           599         2,062            821

OTHER INCOME, NET. . . . . . . . . . . . . . . . .          1,003           397           952          2,445

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . .        (14,571)      (10,335)      (24,577)       (20,897)
  Capitalized. . . . . . . . . . . . . . . . . . .            323           654           866            915

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . .         43,611        27,849        73,516         29,923

INCOME TAX EXPENSE . . . . . . . . . . . . . . . .         16,013         9,685        26,107          8,796

INCOME FROM CONTINUING OPERATIONS. . . . . . . . .         27,598        18,164        47,409         21,127

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX EXPENSE (BENEFIT) OF
  $(5,713), $1,615, $(7,807) AND $12,304,
   RESPECTIVELY. . . . . . . . . . . . . . . . . .        (10,869)        2,677       (15,240)        19,628

NET INCOME . . . . . . . . . . . . . . . . . . . .         16,729        20,841        32,169         40,755
  Less:  Preferred stock dividend requirements
          and redemption premium . . . . . . . . .          1,826         2,841         4,592          5,682

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . .    $    14,903    $   18,000     $  27,577      $  35,073

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations. . . . . . . . . . . . . .    $       .55     $     .41     $    1.00      $     .48
  Discontinued operations. . . . . . . . . . . . .           (.26)          -            (.42)           .32
    Total. . . . . . . . . . . . . . . . . . . . .    $       .29     $     .41     $     .58      $     .80

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . .         50,164        43,901        47,288         43,825

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . .    $       .13     $     .13     $     .26      $     .26


See Notes to Consolidated Financial Statements.

                          VALERO ENERGY CORPORATION AND SUBSIDIARIES
                       (formerly Valero Refining and Marketing Company)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands of Dollars)
                                          (Unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                              1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations. . . . . . . . .   $       47,409        $      21,127
  Adjustments to reconcile income from
   continuing operations to net cash provided
   by (used in) continuing operations:
      Depreciation expense . . . . . . . . . . . .           30,244               27,217
      Amortization of deferred charges and
       other, net. . . . . . . . . . . . . . . . .           17,768               16,159
      Changes in current assets and current
       liabilities . . . . . . . . . . . . . . . .         (113,866)               9,289
      Deferred income tax expense. . . . . . . . .            9,807                4,542
      Equity in earnings of joint ventures . . . .           (2,062)                (821)
      Changes in deferred items and other, net . .           (4,572)                 812
        Net cash provided by (used in)
         continuing operations . . . . . . . . . .          (15,272)              78,325
        Net cash provided by (used in)
         discontinued operations . . . . . . . . .          (26,655)              85,698
          Net cash provided by (used in)
           operating activities. . . . . . . . . .          (41,927)             164,023

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations. . . . . . . . . . . . .          (25,501)             (34,772)
    Discontinued operations. . . . . . . . . . . .          (47,952)             (32,617)
  Deferred turnaround and catalyst costs . . . . .           (4,097)              (2,540)
  Acquisition of Basis Petroleum, Inc. . . . . . .         (362,060)                -
  Investment in and advances to joint
   ventures, net . . . . . . . . . . . . . . . . .             -                   1,665
  Dispositions of property, plant and
   equipment . . . . . . . . . . . . . . . . . . .               30                   39
  Other, net . . . . . . . . . . . . . . . . . . .              394                 (595)
    Net cash used in investing activities. . . . .         (439,186)             (68,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net . . . . . . . .           37,312               11,186
  Long-term borrowings . . . . . . . . . . . . . .          718,708               28,500
  Long-term debt reduction . . . . . . . . . . . .         (282,948)            (122,754)
  Common stock dividends . . . . . . . . . . . . .          (12,054)             (11,397)
  Preferred stock dividends. . . . . . . . . . . .           (5,419)              (5,684)
  Issuance of common stock . . . . . . . . . . . .           37,493                7,183
  Purchase of treasury stock . . . . . . . . . . .           (7,414)              (2,239)
  Redemption of preferred stock. . . . . . . . . .           (1,339)               -
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . . .          484,339              (95,205)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . .            3,226                   (2)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . .               10                   13

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . .    $       3,236       $           11


See Notes to Consolidated Financial Statements.

            VALERO ENERGY CORPORATION AND SUBSIDIARIES
          (formerly Valero Refining and Marketing Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Subsequent Event - Restructuring

      In the discussion below and Notes that follow, "Energy" refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to the restructuring, while the "Company" refers to the former Valero Refining and Marketing Company ("VRMC"), which was renamed Valero Energy Corporation ("VEC") on the date of the restructuring, and its consolidated subsidiaries.

      On July 31, 1997, Energy spun off the Company to Energy's stockholders by distributing all of VRMC's common stock on a share for share basis to holders of record of Energy common stock at the close of business on such date (the "Distribution"). Immediately after the Distribution, Energy merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E")(the "Merger"). The completion of the Distribution and the Merger (collectively referred to as the "Restructuring") finalizes the restructuring of Energy previously announced in January 1997. The Distribution and the Merger were tax-free transactions and were approved by Energy's stockholders at Energy's annual meeting of stockholders held on June 18, 1997. Regulatory approval of the Merger was received from the Federal Energy Regulatory Commission (the "FERC") on July 16, 1997. VRMC was renamed Valero Energy Corporation and is listed on the New York Stock Exchange under the symbol "VLO."

      Pursuant to a certain Restructuring agreement, immediately prior to the Distribution the Company paid to Energy approximately $195 million representing a $210 million dividend reduced by approximately $15 million in connection with the preliminary settlement of the intercompany note balance between the Company and Energy arising from certain transactions during the period from January 1 through July 31, 1997. See Note 8.

      In connection with the Merger, PG&E issued approximately
31 million shares of common stock in exchange for the outstanding common shares of Energy, and assumed $785.7 million of debt. Each Energy stockholder received .554 of a share of PG&E common stock (trading on the New York Stock Exchange under the symbol "PCG") for each Energy share owned. This fractional share amount was based on the average price of PG&E common stock during a prescribed period preceding the closing of the transaction and the number of Energy shares issued and outstanding at the time of the closing.

2.  Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(the "Commission"). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading.

      Prior to the Distribution, VRMC was a wholly owned subsidiary of Energy. For financial reporting purposes under the federal securities laws, VRMC (now VEC) is a "successor registrant" to Energy. As a result, the historical financial information included herein is the historical financial information of Energy, adjusted to reflect Energy's natural gas related services business as discontinued operations pursuant to the Restructuring of Energy discussed above in Note 1. These consolidated financial statements should be read in conjunction with the unaudited pro forma condensed combined financial statements and the notes thereto of VRMC and the consolidated financial statements and the notes thereto of Energy included in VRMC's Form S-1 registration statement filed with the Commission on May 13, 1997 ("Form S-1").

3.  Discontinued Operations

      Prior to the Restructuring, Energy's historical practice was to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level. Therefore, the accompanying consolidated financial statements reflect the allocation of a portion of the borrowings under Energy's various bank credit facilities, as well as a portion of other corporate debt of Energy, to the discontinued natural gas related services business based upon the ratio of such business' net assets, excluding the amounts of intercompany notes receivable or payable, to Energy's consolidated net assets. Interest expense related to corporate debt was also allocated to the discontinued natural gas related services business based on the same net asset ratio. Total interest expense allocated to discontinued operations in the accompanying Consolidated Statements of Income, including a portion of interest on corporate debt allocated pursuant to the methodology described above plus interest specifically attributed to discontinued operations, was $13.7 million and $14.4 million for the three months ended June 30, 1997 and 1996, respectively, and $28 million and $29.6 million for the six months ended June 30, 1997 and 1996, respectively.

      Revenues of the discontinued natural gas related services business were $577.9 million and $417.1 million for the three months ended June 30, 1997 and 1996, respectively, and $1.3 billion and $909.7 million for the six months ended June 30, 1997 and 1996, respectively. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

4.  Acquisition of Basis Petroleum, Inc.

      Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to VRMC. As a result, Basis was spun off to Energy's stockholders pursuant to the Restructuring and is currently an indirect wholly owned subsidiary of the Company.
The primary assets of Basis include three refineries in the U.S. Gulf Coast area with total throughput capacity in excess of 300,000 barrels per day ("BPD") and an extensive wholesale marketing business. The three refineries are comprised of a 160,000 BPD facility in Texas City, Texas; an 85,000 BPD facility in Houston, Texas; and a 65,000 BPD facility in Krotz Springs, Louisiana. With the acquisition, the Company owns and operates four refineries with total throughput capacity of about 500,000 BPD. The acquisition was accounted for using the purchase method of accounting. Therefore, the accompanying consolidated financial statements of the Company include the results of operations of Basis for the months of May and June 1997.

      Energy acquired the stock of Basis for $476 million. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of $114 million, with the remainder paid in cash from borrowings under Energy's bank credit facilities (see Note 8). In addition, Salomon will be entitled to receive payments in any of the next 10 years if certain average refining margins during any of such years improve above a specified level. These annual earn-out payments, which will be determined as of May 1 of each year beginning in 1998, will be based on the difference between a stated base refining "crack spread" and the theoretical spread computed using actual average quoted prices, and calculated using a nominal average annual throughput of 100 million barrels. Any payments under this earn-out arrangement are limited to $35 million in any year and $200 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated.

      The following unaudited pro forma financial information of the Company assumes that the acquisition of Basis occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations.
(Dollars in thousands, except per share amounts.)


                                                        Six Months Ended June 30,
                                                           1997              1996

     Operating revenues. . . . . . . . . . . . . . .   $ 4,004,882      $ 4,959,326
     Operating income (loss) . . . . . . . . . . . .        33,026          (12,064)
     Income (loss) from continuing operations. . . .         8,909          (18,304)
     Income (loss) from discontinued operations. . .       (15,240)          19,628
     Net income (loss) . . . . . . . . . . . . . . .        (6,331)           1,324
     Earnings (loss) per share of common stock:
       Continuing operations . . . . . . . . . . . .           .19             (.42)
       Discontinued operations . . . . . . . . . . .          (.42)             .32
     Net loss per share of common stock. . . . . . .          (.23)            (.10)

5.  Inventories

      Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of products purchased for resale determined primarily under the weighted average cost method. The excess of the replacement cost of the Company's LIFO inventories over their LIFO values was approximately $41 million at June 30, 1997. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1997 and December 31, 1996 were as follows (in thousands):

                                                    June 30,        December 31,
                                                     1997              1996

     Refinery feedstocks . . . . . . . . . . . . $  225,431         $   42,744
     Refined products and blendstocks. . . . . .    228,353             99,398
     Materials and supplies. . . . . . . . . . .     40,735             17,729
                                                 $  494,519          $ 159,871

6.  Statements of Cash Flows

      In order to determine net cash provided by (used in) continuing operations, income from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt. The changes in the Company's current assets and current liabilities, excluding the items noted above, are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. (Dollars in thousands.)

                                                             Six Months Ended
                                                                  June 30,
                                                           1997             1996

     Receivables, net. . . . . . . . . . . . . .      $   23,659       $     2,026
     Inventories . . . . . . . . . . . . . . . .        (106,233)          (31,970)
     Prepaid expenses and other. . . . . . . . .           3,972            10,934
     Accounts payable. . . . . . . . . . . . . .         (34,771)           32,467
     Accrued interest. . . . . . . . . . . . . .           1,344              (606)
     Other accrued expenses. . . . . . . . . . .          (1,837)           (3,562)
        Total. . . . . . . . . . . . . . . . . .       $(113,866)      $     9,289

      Noncash investing activities for the six months ended June 30, 1997 included the issuance of Energy common stock to Salomon as partial consideration for the acquisition of the stock of Basis.
See Note 4.

      The following table provides information related to cash interest and income taxes paid for both continuing and discontinued operations for the periods indicated (in thousands):

                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996

     Interest (net of amount capitalized). . . . .   $48,838      $50,025
     Income taxes. . . . . . . . . . . . . . . . .     5,603       10,714

7.  Industrial Revenue Bonds

      On April 16, 1997, the Industrial Development Corporation of the Port of Corpus Christi issued and sold, for the benefit of the Company, $98.5 million of tax-exempt Revenue Refunding Bonds (the "Refunding Bonds"), with credit enhancement provided through a letter of credit issued by the Bank of Montreal (see Note 8). The Refunding Bonds were issued in four series with due dates ranging from 2009 to 2027. The Refunding Bonds bear interest at floating rates determined weekly, with the Company having the right to convert such rates to a daily, weekly or commercial paper rate, or to a fixed rate. Interest rates on the Refunding Bonds were initially set at rates ranging from 3.85% to 3.95%. The Refunding Bonds were issued to refund the Company's $98.5 million principal amount of tax-exempt bonds which were issued in 1987 and were guaranteed by Energy. In connection with the refinancing, both the Energy guarantee, as well as a deed of trust and security agreement covering the Company's refinery in Corpus Christi, Texas, were released.

      On May 15, 1997, the Gulf Coast Industrial Development
Authority issued and sold, for the benefit of the Company, $25 million of new Waste Disposal Revenue Bonds (the "Revenue Bonds") which mature on December 1, 2031. Other terms and conditions of these bonds are similar to those of the Refunding Bonds described above.

8.  New Bank Credit Facility

      Effective May 1, 1997, Energy replaced its existing unsecured
$300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility has been used to finance a portion of the acquisition cost of Basis as discussed above in Note 4 and to provide credit enhancement for the Company's Refunding Bonds and Revenue Bonds as discussed above in
Note 7, and will be used to provide financing for other general corporate purposes. The new facility was also used to fund a $210 million dividend payable by the Company to Energy immediately prior to the Distribution pursuant to the terms of a certain
Restructuring agreement. Such dividend payment was reduced by approximately $15 million, to approximately $195 million, in connection with the preliminary settlement of the intercompany note balance between the Company and Energy arising during the period from January 1 through July 31, 1997 from transactions other than the acquisition of Basis and the redemption of Energy's Convertible Preferred Stock described below in Note 9. Energy was the borrower under the new facility until the completion of the Restructuring on July 31, 1997, at which time the facility was assumed by the Company.

      The facility amount reduces by $150 million at the end of each of the third and fourth years. Availability under the facility is also reduced by the proceeds from debt issuances and certain asset sales, and by 75% of the proceeds from certain equity issuances. Various fees and expenses are required to be paid in connection with the new credit facility, including a facility fee, a letter of credit issuance fee and a fee based on letters of credit outstanding.

      Borrowings under the new credit facility bear interest at either LIBOR plus a margin, a base rate, or a money market rate, with such interest rate and the fees noted above subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The new credit facility includes certain restrictive covenants including a minimum fixed charge coverage ratio of 1.8 to 1.0, a maximum debt to capitalization ratio of 45%, a minimum net worth test, and certain restrictions on, among other things, long-term leases and subsidiary debt. The new credit facility also limits the Company's dividend payments or repurchases of common stock to $22 million for the period from July 31, 1997 through April 30, 1998, and for any subsequent years to 25% of net income for the prior year plus any unused portion of the original $22 million. The dividend restriction will be eliminated if the Company obtains an investment grade credit rating from either Standard & Poor's or Moody's Investor Service.

      The new credit facility also requires the completion, within 60 days of the Company's assumption of the facility, of an inventory purchase agreement whereby the Company will receive up to $150 million upon the sale of a portion of its base inventory to a third party. In addition, the Company is required to have at least 25% of its debt effectively bear interest at fixed rates either through the terms of the debt instrument or through interest rate hedging arrangements.

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

10.  Employee Benefit Plans

      In connection with effecting the Restructuring discussed in
Note 1, on April 11, 1997, Energy's Board of Directors approved the termination of Energy's leveraged employee stock ownership plan ("VESOP"), in which Company employees were participants, and subsequently directed the VESOP trustee to sell a sufficient amount of Energy common stock held in the VESOP suspense account to repay the outstanding amount of notes issued in connection with the VESOP ("VESOP Notes") and allocate the remaining stock in the suspense account to the accounts of the VESOP participants. The VESOP Notes were repaid in full in May 1997, after which 226,198 remaining shares of Energy common stock were allocated to all VESOP participants.

11.  Litigation and Contingencies

Basis Litigation

      Basis is a party to numerous claims and legal proceedings which arose prior to its acquisition by the Company. Pursuant to the stock purchase agreement between Energy, the Company, Salomon, and Basis, Salomon assumed the defense of all known suits, actions, claims and investigations pending at the time of the acquisition and all obligations, liabilities and expenses related to or arising therefrom. In addition, Salomon will assume all obligations, liabilities and expenses related to or resulting from any suits, actions, claims and investigations arising out of a state of facts existing on or prior to the time of the acquisition, but which were not pending at such time, subject to certain terms, conditions and limitations. In connection with these matters, actual and punitive damages are or may be sought which, in most cases, are unspecified but which may total several hundreds of millions of dollars, together with demands for injunctive relief in certain cases. In certain matters, Basis could potentially be adversely affected through required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, required reductions in permit limits or refinery throughput, and fines or penalties. Although Energy conducted a due diligence investigation of Basis prior to the closing of the purchase of the stock of Basis, the scope of such investigation, particularly in light of the volume of environmental, litigation and other matters to be investigated, was necessarily limited. As a result, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified.

Litigation Relating to Discontinued Operations

      Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but has been appealed. Energy has filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the distribution agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify and hold harmless Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

General

      The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

12.  Accounting Policies for Derivatives

      The Company enters into over-the-counter price swaps, options and futures contracts with third parties to hedge refinery feedstock purchases and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Hedges of inventories are accounted for under the deferral method with gains and losses included in the carrying amounts of inventories and ultimately recognized in cost of sales as those inventories are sold.

      The Company also hedges anticipated transactions. Over-the-counter price swaps, options and futures contracts with third parties are used to hedge refining operating margins for periods up to two years by locking in components of the margins, including the resid discount, the conventional crack spread and the premium product differentials. Hedges of anticipated transactions are also accounted for under the deferral method with gains and losses on these transactions recognized in cost of sales when the hedged transaction occurs.

      The above noted contracts are designated at inception as a hedge where there is a direct relationship to the price risk associated with the Company's inventories, future purchases and sales of commodities used in the Company's operations, or components of the Company's refining operating margins. If such direct relationship ceases to exist, the related contract is designated "for trading purposes" and accounted for as described below.

      Gains and losses on early terminations of financial instrument contracts designated as hedges are deferred and included in cost of sales in the measurement of the hedged transaction. When an anticipated transaction being hedged is no longer likely to occur, the related derivative contract is accounted for similarly to a contract entered into for trading purposes.

      The Company also enters into price swaps, over-the-counter and exchange-traded options, and futures contracts with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. Contracts entered into for trading purposes are accounted for under the fair value method. Changes in the fair value of these contracts are recognized as gains or losses in cost of sales currently and are recorded in the Consolidated Balance Sheets in "Prepaid expenses and other" and "Accounts payable" at fair value at the reporting date. The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on market-related indexes or by obtaining quotes from brokers.

      The Company's derivative contracts and their related gains and losses are reported in the Consolidated Balance Sheets and Consolidated Statements of Income as discussed above, depending on whether they are designated as a hedge or for trading purposes. In the Consolidated Statements of Cash Flows, recognized gains and losses on derivative contracts are included in net income while deferred gains and losses are included in changes in current assets and current liabilities.

13.  Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which become effective for the Company's financial statements beginning in 1998. The FASB had previously issued in March 1997 SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," both of which become effective for the Company's financial statements beginning with the period ending December 31, 1997. Based on information currently available to the Company, the adoption of these statements will not have a material effect on the Company's consolidated financial statements.

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
           (formerly Valero Refining and Marketing Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following are the Company's financial and operating highlights for the three months ended and six months ended June 30, 1997 and 1996. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                        Three Months Ended         Six Months Ended
                                             June 30,                June 30,
                                       1997 (1)       1996        1997 (1)      1996

Operating revenues . . . . . . . . .  $1,362,624  $  675,009    $2,184,426   $1,249,531

Operating income . . . . . . . . . .      55,800      36,534        94,213       46,639

Equity in earnings of joint
  ventures . . . . . . . . . . . . .       1,056         599         2,062          821
Other income, net. . . . . . . . . .       1,003         397           952        2,445
Interest and debt expense, net . . .      14,248       9,681        23,711       19,982
Income from continuing
  operations . . . . . . . . . . . .      27,598      18,164        47,409       21,127
Income (loss) from discontinued
  operations, net of income
  taxes. . . . . . . . . . . . . . .     (10,869)      2,677       (15,240)      19,628
Net income . . . . . . . . . . . . .      16,729      20,841        32,169       40,755
Net income applicable to common
  stock. . . . . . . . . . . . . . .      14,903      18,000        27,577       35,073

Earnings (loss) per share of
  common stock:
  Continuing operations. . . . . . .   $     .55   $     .41     $    1.00    $     .48
  Discontinued operations. . . . . .        (.26)         -           (.42)         .32
    Total. . . . . . . . . . . . . .   $     .29   $     .41     $     .58    $     .80

Operating statistics:
  Corpus Christi refinery:
    Throughput volumes
     (Mbbls per day) . . . . . . . .         168         168           171          169
    Operating cost per barrel. . . .   $    3.63    $   3.49    $     3.58     $   3.38

  Texas City/Houston/Krotz
    Springs refineries:
    Throughput volumes
    (Mbbls per day) (2). . . . . . .         302         N/A           302          N/A
    Operating cost per barrel. . . .   $    2.31         N/A    $     2.31          N/A

  Sales volumes (Mbbls per day). . .         627         271           478          280

  Average throughput margin per
   barrel. . . . . . . . . . . . . .   $    4.90   $    6.43    $     5.43     $   5.49

(1)  Includes the operations of Basis commencing May 1, 1997.
(2)  For the months of May and June 1997.

General

      The Company reported income from continuing operations of $27.6 million, or $.55 per share, for the second quarter of 1997 compared to $18.2 million, or $.41 per share, for the same period in 1996. Results from discontinued operations were a loss of $10.9 million, or $.26 per share, for the second quarter of 1997 compared to income of $2.7 million for the same period in 1996. In determining earnings per share, dividends on Energy's Convertible
Preferred Stock were deducted from income from discontinued operations as the Convertible Preferred Stock was issued to fund the repurchase of the publicly held units of Valero Natural Gas
Partners, L.P. in 1994, thus resulting in no per share effect for the results of discontinued operations for the second quarter of 1996. For the first six months of 1997, income from continuing operations was $47.4 million, or $1.00 per share, compared to $21.1 million, or $.48 per share, for the first six months of 1996. Results from discontinued operations were a loss of $15.2 million, or $.42 per share, for the first six months of 1997 compared to income of $19.7 million, or $.32 per share, for the same period in 1996.

      On May 1, 1997, the acquisition of Basis Petroleum was completed, adding significantly to the Company's second quarter and year-to-date results. Income from continuing operations and related earnings per share increased during the quarter and year-to-date periods due primarily to significant increases in operating income, partially offset by increases in interest and income tax expense. The 1997 second quarter results from continuing operations were adversely impacted by the effect of unanticipated unit downtimes at the Corpus Christi and Houston refineries and a scheduled maintenance turnaround at the Texas City refinery which reduced operating income by an estimated $13 million or approximately $.17 per share on an after-tax basis. The 1996 second quarter results from continuing operations were adversely affected by two power outages at the Corpus Christi refinery which reduced operating income by an estimated $12 million or approximately $.18 per share on an after-tax basis.

Second Quarter 1997 Compared to Second Quarter 1996

      Operating revenues increased $687.6 million, or 102%, to $1.4 billion during the second quarter of 1997 compared to the same period in 1996 due to a 131% increase in average daily sales volumes resulting primarily from additional volumes attributable to the May 1, 1997 acquisition of Basis. Partially offsetting the increase in sales volumes was a 13% decrease in the average sales price per barrel due primarily to a higher percentage of lower-value distillate and other sales resulting from the addition of the Basis refineries, and to lower refined product prices resulting from a decrease in the price of crude oil.

      Operating income increased $19.3 million, or 53%, to $55.8 million during the second quarter of 1997 compared to the same period in 1996 due primarily to an approximate $23 million contribution from the operations of Basis for the months of May and June 1997, partially offset by an increase in operating expenses relating to the Company's previously existing refining operations. Total throughput margins for the Company's previously existing refining and marketing operations were basically unchanged during the second quarter of 1997 compared to the same period in 1996.
Such margins benefitted from several favorable market and operational factors, including improvement in the differentials between conventional refined products and crude oil, and higher premiums on sales of petrochemical feedstocks, including a benefit from the sale of mixed xylenes produced from the xylene fractionation unit that was placed in service at the Corpus Christi refinery in January 1997. The increases resulting from these factors were offset by lower discounts on purchases of residual oil ("resid") feedstocks due primarily to higher demand for resid in the Far East and the decrease in crude oil prices noted above, and lower oxygenate margins resulting from a decrease in sales prices. Operating expenses relating to the Company's previously existing refining operations increased due primarily to higher maintenance costs resulting from certain unit repairs required at the Corpus Christi refinery during the 1997 period, higher natural gas fuel costs, and costs associated with the xylene fractionation unit.

      Net interest and debt expense increased $4.6 million to $14.3 million during the second quarter of 1997 compared to the same period in 1996 due primarily to an increase in bank borrowings related to the acquisition of Basis. Income tax expense increased $6.4 million to $16 million during the same periods due primarily to higher pre-tax income from continuing operations.

      Income from discontinued natural gas related services operations decreased $13.6 million to a loss of $10.9 million during the second quarter of 1997 compared to the same period in 1996 due primarily to significantly lower margins on sales of natural gas liquids ("NGLs") and lower natural gas sales and transportation margins. The decline in income from discontinued operations included an approximate $12 million decrease in benefits from price risk management activities.

Year-to-Date 1997 Compared to Year-To-Date 1996

      For the first six months of 1997, operating revenues increased $934.9 million, or 75%, to $2.2 billion compared to the first six months of 1996 due to a 71% increase in average daily sales volumes resulting primarily from additional volumes attributable to the Basis acquisition as noted above and to a lesser extent to increased wholesale marketing activities relating to the Company's previously existing refining and marketing operations.

      Operating income increased $47.6 million, or 102%, to $94.2 million during the first six months of 1997 compared to the same period in 1996 due to the approximate $23 million contribution from the operations of Basis noted above, and to an approximate
$33 million increase in total throughput margins, partially offset by an approximate $7 million increase in operating expenses, relating to the Company's previously existing refining and marketing operations. Total throughput margins for previously existing refining and marketing operations increased due primarily to increased differentials between conventional gasoline and crude oil, higher resid discounts, increased benefits from price risk management activities and premiums on sales of mixed xylenes in 1997, partially offset by lower oxygenate margins. Operating expenses relating to the Company's previously existing refining operations increased due primarily to the factors noted above in the quarter-to-quarter comparison.

      Net interest and debt expense increased $3.7 million to $23.7 million during the first six months of 1997 compared to the same period in 1996 due primarily to an increase in bank borrowings related to the acquisition of Basis. Income tax expense increased $17.3 million to $26.1 million during the same periods due primarily to higher pre-tax income from continuing operations.

      Income from discontinued natural gas related services operations decreased $34.9 million to a loss of $15.2 million during the first six months of 1997 compared to the same period in 1996 due primarily to significantly lower natural gas sales margins. The decline in income from discontinued operations for the six-month period included an approximate $19 million decrease in benefits from price risk management activities.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations decreased
$93.6 million to $(15.3) million during the first six months of
1997 compared to the same period in 1996 due primarily to the changes in current assets and current liabilities detailed in
Note 6 of Notes to Consolidated Financial Statements, partially offset by the increase in income from continuing operations described
above under "Results of Operations."   Included in the changes in
current assets and current liabilities was a $106.2 million increase in inventories in the first six months of 1997 compared to a $32 million increase in inventories in the first six months of 1996. The increase in inventories for the 1997 period was primarily attributable to higher feedstock inventories initially maintained to ensure smooth operation of the Basis refineries pending a determination of optimal inventory levels, and to the effects of the unanticipated unit downtimes and scheduled maintenance turnaround described above under Results of Operations
- General. Inventories increased in the 1996 period in advance of a scheduled turnaround of the hydrodesulfurization unit at the Corpus Christi refinery which began in mid-July. Net cash provided by discontinued operations decreased $112.4 million to $(26.7) million during the first six months of 1997 compared to the same period in 1996 due primarily to the decrease in operating results from such operations described above under "Results of Operations" and to an increase in commodity deposits and deferrals in the 1997 period compared to a decrease in the 1996 period.
During the 1997 period, proceeds from bank borrowings and issuances of common stock related to Energy's benefit plans were utilized to fund the acquisition of Basis, cash requirements from operating activities, capital expenditures and deferred turnaround and catalyst costs, pay common and preferred stock dividends, purchase treasury stock, and redeem the remaining outstanding shares of Energy's Series A Preferred Stock and Convertible Preferred Stock as described in Note 9 of Notes to Consolidated Financial
Statements.

      As described in Note 8 of Notes to Consolidated Financial Statements, effective May 1, 1997, the financial flexibility and liquidity of the Company was significantly increased through the replacement of Energy's existing $300 million revolving bank credit and letter of credit facility with a new $835 million revolving bank credit and letter of credit facility. Such facility was assumed by the Company on the July 31, 1997 Restructuring date at which time total availability increased to the full $835 million. As of August 1, 1997, subsequent to completion of the Restructuring, approximately $527 million was outstanding under this committed bank credit and letter of credit facility. The Company also has numerous uncommitted short-term bank credit lines and bank letter of credit facilities. As of August 1, 1997, subsequent to completion of the Restructuring, $185 million was outstanding under such short-term bank lines, and approximately
$85 million was outstanding under such uncommitted letter of credit facilities. The above-noted outstanding amounts under the Company's revolving bank credit facility and short-term bank lines as of August 1 reflect, among other things, the effects of borrowing $362 million to fund the acquisition of Basis as discussed below, the borrowing of $195 million to fund the payment of a dividend from the Company to Energy, net of the preliminary settlement of intercompany accounts, in connection with the Restructuring as described in Note 8, and the use of the revolving bank credit facility to provide credit enhancement for the Refunding Bonds and Revenue Bonds as discussed in Note 7. The Company was in compliance with all covenants contained in its various debt facilities as of August 1, 1997.

      As described in Note 4 of Notes to Consolidated Financial Statements, Energy acquired the outstanding common stock of Basis on May 1, 1997 for approximately $362 million in cash, funded with borrowings under Energy's bank credit facilities, and Energy common stock which had a fair market value of $114 million on the date of issuance. Although Basis incurred significant operating losses during 1995 and 1996, the Basis refining and marketing operations were able to generate a positive contribution to operating income of approximately $23 million for the months of May and June 1997, as described above under "Results of Operations," due to recently completed refinery upgrading projects, a reduction in depreciation and amortization expense due to the acquisition cost of Basis being less than its net book value, and a reduction in operating and overhead costs through various operational and personnel-related changes implemented by the Company. The Company believes that the Basis operations will continue to be accretive to consolidated cash flow and earnings throughout the remainder of 1997.

      During the first six months of 1997, the Company expended approximately $78 million for capital investments, primarily capital expenditures, $30 million of which related to continuing refining and marketing operations while $48 million related to the discontinued natural gas related services operations. For total year 1997, the Company currently expects to incur approximately $115 million for capital expenditures and deferred turnaround and catalyst costs related to its continuing refining and marketing operations. Such estimate includes approximately $55 million related to the operations of Basis for the eight months beginning May 1.

      As described in Note 7 of Notes to Consolidated Financial Statements, the Company refinanced its outstanding $98.5 million principal amount of industrial revenue bonds in April 1997 at substantially lower interest rates. Based on the floating rates in effect as of July 31, 1997, the Company expects the reduction in interest expense resulting from such refinancing to be in excess of $5 million per year.

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

      As discussed in Note 13 of Notes to Consolidated Financial Statements, the FASB issued various new statements of financial accounting standards in the second quarter of 1997 which require adoption at various times in the future. Based on information currently available to the Company, the future adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

      The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements"
(within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's resid feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement the cost reductions and operational changes related to, and realize the various assumptions and efficiencies projected for, the operation of the Basis refineries; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of legislation; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Form S-1. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      On May 8, 1997, Valero Energy Corporation, as sole stockholder of the Company, in anticipation of the Restructuring, approved by unanimous consent in lieu of a special meeting, the adoption by the Company of certain stock option and bonus plans. Under these plans, the Company will from time to time declare bonuses to eligible employees and make grants of stock options and other forms of stock awards to the employees, executives and non-employee directors of the Company. The timing and amount of awards under these plans will be determined by the Compensation Committee of the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

      11.1 Computation of Earnings Per Share.

      27.1* Financial Data Schedule (reporting financial information as of and for the six months ended
                June 30, 1997).

      27.2*     Financial Data Schedule (reporting financial
                information as of and for the six months ended
                June 30, 1996).
__________

         * The Financial Data Schedules shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

      (b)  Reports on Form 8-K.  The Company did not file any
Current Reports on Form 8-K during the quarter ended June 30, 1997.

                             SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VALERO ENERGY CORPORATION
                                    (Registrant)

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

Date: August 14, 1997