Form 10-Q
period 1997-09-30
VALERO ENERGY CORP/TX
filed 1997-11-14
CIK 1035002

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                              7990 West IH 10
                             San Antonio, Texas
                  (Address of principal executive offices)
                                   78230
                                 (Zip Code)

                               (210) 370-2000
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X           No



Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1997.

                                                Number of
                                                  Shares
            Title of Class                      Outstanding

         Common Stock, $.01 Par Value            56,120,558

     VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                 INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1997 and December 31,
    1996 . .........................................................

  Consolidated Statements of Income - For the Three Months Ended and
    Nine Months Ended September 30, 1997 and 1996. . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the Nine Months Ended
    September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . . . . . . .

  Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                    PART I - FINANCIAL INFORMATION
              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)
                            (Unaudited)
                                                September 30,   December 31,
                                                   1997            1996
                 ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments. . . . .  $    21,930    $       10
  Receivables, less allowance for doubtful
    accounts of $1,200 (1997) and $975 (1996).      352,420       162,457
  Inventories. . . . . . . . . . . . . . . . .      347,277       159,871
  Current deferred income tax assets . . . . .       14,797        17,587
  Prepaid expenses and other . . . . . . . . .       10,471        11,924
                                                    746,895       351,849
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $54,984 (1997)
  and $21,786 (1996), at cost. . . . . . . . .    2,083,151     1,712,334
    Less:  Accumulated depreciation. . . . . .      524,831       480,124
                                                  1,558,320     1,232,210

INVESTMENT IN AND ADVANCES TO JOINT VENTURES .       32,443        29,192

NET ASSETS OF DISCONTINUED OPERATIONS. . . . .         -          280,515

DEFERRED CHARGES AND OTHER ASSETS. . . . . . .       81,043        91,865

                                                 $2,418,701    $1,985,631

See Notes to Consolidated Financial Statements.

            PART I - FINANCIAL INFORMATION
       VALERO ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
               (Thousands of Dollars)
                   (Unaudited)


                                                September 30,   December 31,
                                                    1997           1996

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . .  $   175,000  $     57,728
  Current maturities of long-term debt . . . .         -           26,037
  Accounts payable . . . . . . . . . . . . . .      432,540       191,555
  Other accrued expenses . . . . . . . . . . .       53,639        25,264
                                                    661,179       300,584

LONG-TERM DEBT, less current maturities. . . .      323,500       353,307

DEFERRED INCOME TAXES. . . . . . . . . . . . .      242,755       224,548

DEFERRED CREDITS AND OTHER LIABILITIES . . . .       40,567        30,217

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding -0- (1997)
  and 11,500 (1996) shares . . . . . . . . . .         -            1,150

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 (1997) and $1 (1996)
   par value - 20,000,000 shares authorized
   including redeemable preferred shares:
      $3.125 Convertible Preferred Stock,
        issued and outstanding -0- (1997)
        and 3,450,000 (1996) shares. . . . . .         -            3,450
  Common stock, $.01 (1997) and $1 (1996) par
    value - 150,000,000 shares authorized;
    issued 56,116,917 (1997)and
    44,185,513 (1996) shares . . . . . . . . .          561        44,186
  Additional paid-in capital . . . . . . . . .    1,110,540       540,133
  Unearned Valero Employees' Stock Ownership
    Plan Compensation. . . . . . . . . . . . .         -           (8,783)
  Retained earnings. . . . . . . . . . . . . .       39,750       496,839
  Treasury stock, 4,631 (1997) and -0- (1996)
    common shares, at cost . . . . . . . . . .         (151)         -
                                                  1,150,700     1,075,825

                                                 $2,418,701    $1,985,631

See Notes to Consolidated Financial Statements.

          VALERO ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
      (Thousands of Dollars, Except Per Share Amounts)
                     (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                    1997        1996            1997          1996

OPERATING REVENUES . . . . . . . . . . . . . . .$ 1,975,665  $  678,059    $ 4,160,091    $ 1,927,590

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . .  1,846,626     634,632      3,887,135      1,793,652
  Selling and administrative expenses. . . . . .     17,502       6,678         36,962         23,333
  Depreciation expense . . . . . . . . . . . . .     17,430      13,689         47,674         40,906
    Total. . . . . . . . . . . . . . . . . . . .  1,881,558     654,999      3,971,771      1,857,891

OPERATING INCOME . . . . . . . . . . . . . . . .     94,107      23,060        188,320         69,699

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . .      1,189       1,350          3,251          2,171

OTHER INCOME, NET. . . . . . . . . . . . . . . .        272         249          1,224          2,694

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . .    (12,601)    (10,003)       (37,178)       (30,900)
  Capitalized. . . . . . . . . . . . . . . . . .        408       1,089          1,274          2,004

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . .     83,375      15,745        156,891         45,668

INCOME TAX EXPENSE . . . . . . . . . . . . . . .     31,382       9,115         57,489         17,911

INCOME FROM CONTINUING OPERATIONS. . . . . . . .     51,993       6,630         99,402         27,757

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX EXPENSE (BENEFIT) OF
  $(1,082), $(1,415), $(8,889) AND $10,889,
   RESPECTIVELY. . . . . . . . . . . . . . . . .       (432)      6,516        (15,672)        26,144

NET INCOME . . . . . . . . . . . . . . . . . . .     51,561      13,146         83,730         53,901
  Less:  Preferred stock dividend
     requirements and redemption
     premium . . . . . . . . . . . . . . . . . .       -          2,844          4,592          8,526

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . $   51,561  $   10,302    $    79,138    $    45,375

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations. . . . . . . . . . . . . $      .93  $      .15    $      1.98    $       .63
  Discontinued operations. . . . . . . . . . . .       (.01)        .08           (.40)           .40
    Total. . . . . . . . . . . . . . . . . . . . $      .92  $      .23    $      1.58    $      1.03

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . .     55,950      43,984         50,175         43,878

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . $      .08  $      .13    $       .34    $       .39


See Notes to Consolidated Financial Statements.

                 VALERO ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Thousands of Dollars)
                               (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations. . . . . . . . . . . . . .      $     99,402         $     27,757
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    operations:
      Depreciation expense . . . . . . . . . . . . . . . . .            47,674               40,906
      Amortization of deferred charges and other, net. . . .            22,540               23,733
      Changes in current assets and current liabilities. . .            50,500               17,671
      Deferred income tax expense. . . . . . . . . . . . . .            20,927                9,763
      Equity in earnings of joint ventures . . . . . . . . .            (3,251)              (2,171)
      Changes in deferred items and other, net . . . . . . .            (7,927)             (10,030)
        Net cash provided by continuing operations . . . . .           229,865              107,629
        Net cash provided by discontinued operations . . . .            24,752               75,613
          Net cash provided by operating activities. . . . .           254,617              183,242

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations. . . . . . . . . . . . . . . . . .           (40,586)             (41,973)
    Discontinued operations. . . . . . . . . . . . . . . . .           (52,674)             (48,141)
  Deferred turnaround and catalyst costs . . . . . . . . . .            (4,466)             (23,952)
  Acquisition of Basis Petroleum, Inc. . . . . . . . . . . .          (362,060)                -
  Investment in and advances to joint ventures, net. . . . .              -                   1,792
  Dispositions of property, plant and equipment. . . . . . .                28                   92
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .                (5)              (1,162)
    Net cash used in investing activities. . . . . . . . . .          (459,763)            (113,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net . . . . . . . . . . . . .           208,088               44,888
  Long-term borrowings . . . . . . . . . . . . . . . . . . .         1,300,068               28,500
  Long-term debt reduction . . . . . . . . . . . . . . . . .        (1,092,668)            (122,754)
  Special spin-off dividend, including intercompany
    note settlement. . . . . . . . . . . . . . . . . . . . .          (214,653)                -
  Common stock dividends . . . . . . . . . . . . . . . . . .           (16,541)             (17,114)
  Preferred stock dividends. . . . . . . . . . . . . . . . .            (5,419)              (8,526)
  Issuance of common stock . . . . . . . . . . . . . . . . .            58,794                8,017
  Purchase of treasury stock . . . . . . . . . . . . . . . .            (9,264)              (2,895)
  Redemption of preferred stock. . . . . . . . . . . . . . .            (1,339)                -
    Net cash provided by (used in)
     financing activities. . . . . . . . . . . . . . . . . .           227,066              (69,884)

NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . .            21,920                   14

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . .                10                   13

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . .      $     21,930          $        27

See Notes to Consolidated Financial Statements.

     VALERO ENERGY CORPORATION AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Restructuring

      In the discussion below and Notes that follow, "Energy" refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to the restructuring, and to the natural gas related services business of Energy for periods subsequent to the restructuring. The "Company" refers to the former Valero Refining and Marketing Company ("VRMC"), which was renamed Valero Energy Corporation ("VEC") on the date of the restructuring, and its consolidated subsidiaries.

      On July 31, 1997, pursuant to an agreement and plan of distribution between Energy and VRMC (the "Distribution Agreement"), Energy spun off VRMC to Energy's stockholders by distributing all of VRMC's $.01 par value common stock on a share for share basis to holders of record of Energy common stock at the close of business on such date (the "Distribution"). Immediately after the Distribution, Energy merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E")(the "Merger"). The completion of the Distribution and the Merger (collectively referred to as the "Restructuring") finalizes the restructuring of Energy previously announced in January 1997. The Distribution and the Merger were approved by Energy's stockholders at Energy's annual meeting of stockholders held on June 18, 1997 and, in the opinion of Energy's outside counsel, were tax-free transactions. Regulatory approval of the Merger was received from the Federal Energy Regulatory Commission (the "FERC") on
July 16, 1997. Upon completion of the Restructuring, VRMC was renamed Valero Energy Corporation and is listed on the New York Stock Exchange under the symbol "VLO."

      Immediately prior to the Distribution, the Company paid to Energy a $210 million dividend pursuant to the Distribution Agreement. In addition, the Company paid to Energy approximately $5 million in settlement of the intercompany note balance between the Company and Energy arising from certain transactions during the period from January 1 through July 31, 1997.

      In connection with the Merger, PG&E issued approximately 31 million shares of its common stock in exchange for the outstanding $1 par value common shares of Energy, and assumed $785.7 million of Energy's debt.
Each Energy stockholder received .554 of a share of PG&E common stock (trading on the New York Stock Exchange under the symbol "PCG") for each Energy share owned. This fractional share amount was based on the average price of PG&E common stock during a prescribed period preceding the closing of the transaction and the number of Energy shares issued and outstanding at the time of the closing.

      Prior to the Restructuring, Energy, the Company, and PG&E entered into a tax sharing agreement ("Tax Sharing Agreement"), which sets forth each party's rights and obligations with respect to payments and refunds, if any, of federal, state, local or other taxes for periods before the Restructuring. In general, under the Tax Sharing Agreement, Energy and the Company are each responsible for its allocable share of the federal, state and other taxes incurred by the combined operations of Energy and the Company prior to the Distribution. Furthermore, the Company is responsible for substantially all tax liability resulting from the failure of the Distribution or the Merger to qualify as a tax-free transaction, except that Energy will be responsible for any such tax liability attributable to certain actions taken by Energy and/or PG&E.


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

      Prior to the Restructuring, VRMC was a wholly owned subsidiary of Energy. For financial reporting purposes under the federal securities laws, VRMC (now VEC) is a "successor registrant" to Energy. As a result, the historical financial information included herein for periods prior to the Restructuring is the historical financial information of Energy, adjusted to reflect Energy's natural gas related services business as discontinued operations. These consolidated financial statements should be read in conjunction with the unaudited pro forma condensed combined financial statements and the notes thereto of VRMC and the consolidated financial statements and the notes thereto of Energy included in VRMC's Form S-1 registration statement filed with the Commission on May 13, 1997 ("Form S-1").

3.  Discontinued Operations

      Prior to the Restructuring, Energy's historical practice was to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level. Therefore, the accompanying consolidated financial statements reflect, for periods prior to the Restructuring, the allocation of a portion of the borrowings under Energy's various bank credit facilities, as well as a portion of other corporate debt of Energy, to the discontinued natural gas related services business based upon the ratio of such business' net assets, excluding the amounts of intercompany notes receivable or payable, to Energy's consolidated net assets. Interest expense related to corporate debt was also allocated to the discontinued natural gas related services business for periods prior to the Restructuring based on the same net asset ratio. Total interest expense allocated to discontinued operations in the accompanying Consolidated Statements of Income, including a portion of interest on corporate debt allocated pursuant to the methodology described above plus interest specifically attributed to discontinued operations, was $4.7 million and $32.7 million for the one month and seven months ended July 31, 1997, respectively, and $14.1 million and $43.7 million for the three months and nine months ended September 30, 1996, respectively.

      Revenues of the discontinued natural gas related services business were $283.5 million and $1.7 billion for the one month and seven months ended July 31, 1997, respectively, and $504.4 million and $1.6 billion for the three months and nine months ended September 30, 1996, respectively. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

4.  Acquisition of Basis Petroleum, Inc.

      Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon
Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to VRMC. As a result, Basis was a part of the Company at the time it was spun off to Energy's stockholders pursuant to the Restructuring.
The primary assets of Basis included three refineries in the U.S. Gulf
Coast region with total throughput capacity in excess of 300,000 barrels per day ("BPD") and an extensive wholesale marketing business. The three refineries were comprised of a 160,000 BPD facility in Texas City, Texas;
an 85,000 BPD facility in Houston, Texas; and a 65,000 BPD facility in Krotz Springs, Louisiana. With the acquisition, the Company owns and operates four refineries with total throughput capacity of about 500,000 BPD. The acquisition was accounted for using the purchase method of accounting. Therefore, the accompanying consolidated statements of income of the Company include the results of the operations acquired in connection with the purchase of Basis for the months of May through September 1997.

      Energy acquired the stock of Basis for $476 million. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of $114 million, with the remainder paid in cash from borrowings under Energy's bank credit facilities (see Note 8). In addition, Salomon is entitled to receive payments in any of the next 10 years if certain average refining margins during any of such years improve above a specified level. Any payments under this earn-out arrangement, which will be determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated.

      The following unaudited pro forma financial information of the Company assumes that the acquisition of Basis occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)


                                                             Nine Months Ended September 30,
                                                                1997               1996
     Operating revenues. . . . . . . . . . . . . . . . . .  $ 5,980,547        $ 7,104,243
     Operating income (loss) . . . . . . . . . . . . . . .      127,133             (4,393)
     Income (loss) from continuing operations. . . . . . .       60,902            (24,061)
     Income (loss) from discontinued operations. . . . . .      (15,672)            26,143
     Net income. . . . . . . . . . . . . . . . . . . . . .       45,230              2,082
     Earnings (loss) per share of common stock:
       Continuing operations . . . . . . . . . . . . . . .         1.12               (.55)
       Discontinued operations . . . . . . . . . . . . . .         (.43)               .40
     Net income (loss) per share of common stock . . . . .          .69               (.15)


5.  Inventories

      Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. The excess of the replacement cost of the Company's LIFO inventories over their LIFO values was approximately $61 million at September 30, 1997. Materials and supplies are carried principally at weighted average cost not in excess of market. In September 1997, the Company entered into a petroleum products purchase agreement whereby the Company reduced its inventory investment and working capital requirements through the sale to a third party of various crude oil, residual fuel oil, distillate and gasoline inventories totaling $150 million. Pursuant to such agreement, the Company has an option through August 2002 to purchase all or a portion of petroleum product volumes equivalent to that sold.
The Company pays a quarterly reservation fee of approximately $2.6 million for such option. Inventories as of September 30, 1997 and December 31, 1996 were as follows (in thousands):

                                                          September 30,          December 31,
                                                              1997                  1996
     Refinery feedstocks . . . . . . . . . .               $ 103,183            $   42,744
     Refined products and blendstocks. . . .                 184,612                99,398
     Materials and supplies. . . . . . . . .                  59,482                17,729
                                                           $ 347,277             $ 159,871

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

                                                        Nine Months Ended
                                                           September 30,
                                                       1997           1996
     Receivables, net. . . . . . . . . . . . . . . $   50,182     $   23,429
     Inventories . . . . . . . . . . . . . . . . .     59,085        (52,012)
     Prepaid expenses and other. . . . . . . . . .      3,091          1,495
     Accounts payable. . . . . . . . . . . . . . .    (57,708)        44,744
     Other accrued expenses. . . . . . . . . . . .     (4,150)            15
        Total. . . . . . . . . . . . . . . . . . . $   50,500     $   17,671

      Noncash investing and financing activities for the nine months ended September 30, 1997 included the issuance of Energy common stock to Salomon as partial consideration for the acquisition of the stock of Basis discussed in Note 4, and various adjustments to debt and equity, including the assumption of certain debt by PG&E that was previously allocated to the Company, resulting from the Merger discussed in Note 1.

      Cash interest and income taxes paid, including amounts related to discontinued operations for periods up to and including July 31, 1997, were as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                      1997         1996
     Interest (net of amount capitalized). . . . .  $60,055      $90,898
     Income taxes. . . . . . . . . . . . . . . . .    5,601       10,746

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

8.  Bank Credit Facility

      Effective May 1, 1997, Energy replaced its existing unsecured
$300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility has been used to finance a portion of the acquisition cost of Basis as discussed above in Note 4 and to fund a $210 million dividend paid by the Company to Energy immediately prior to the Distribution as discussed above in Note 1.
The facility also provides continuing credit enhancement for the Company's Refunding Bonds and Revenue Bonds as discussed above in Note 7, and can be used to provide financing for other general corporate purposes.
Energy was the borrower under the facility until the completion of the Restructuring on July 31, 1997, at which time all obligations of Energy under the facility were assumed by the Company.

      The facility amount reduces by $150 million at the end of each of the third and fourth years. Availability under the facility is also reduced by the proceeds from debt issuances and certain asset sales, and by 75% of the proceeds from certain equity issuances. The credit facility includes certain restrictive covenants including a minimum fixed charge coverage ratio of 1.8 to 1.0, a maximum debt to capitalization ratio of 45%, a minimum net worth test, and certain restrictions on, among other things, long-term leases and subsidiary debt.

      Borrowings under the credit facility bear interest at either LIBOR plus a margin, a base rate, or a money market rate. In addition, various fees and expenses are required to be paid in connection with the credit facility, including a facility fee, a letter of credit issuance fee and a fee based on letters of credit outstanding. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. In September 1997, the Company received a corporate credit rating of BBB- from Standard & Poor's. As a result, interest rate margins and fees under the credit facility were immediately reduced and the credit facility's prior limitations on the Company's ability to make certain dividend payments or repurchases of common stock were eliminated. The Company is currently in the process of amending the bank credit facility to further enhance the Company's financial flexibility.

9.  Redemption of Preferred Stock

      On March 30, 1997, Energy redeemed the remaining 11,500 outstanding shares of its Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock"). The redemption price was $104 per share, plus dividends accrued to the redemption date of $.685 per share.

      In April 1997, Energy called all of its outstanding $3.125 convertible preferred stock ("Convertible Preferred Stock") for redemption on June 2, 1997. The total redemption price for the Convertible Preferred Stock was $52.1966 per share (representing a per-share redemption price of $52.188, plus accrued dividends in the amount of $.0086 per share for the one-day period from June 1, 1997 to the June 2, 1997 redemption date).
The Convertible Preferred Stock was convertible into Energy common stock at a conversion price of $27.03 per share (equivalent to a conversion rate of approximately 1.85 shares of common stock for each share of Convertible Preferred Stock). Prior to the redemption, substantially all of the outstanding shares of Convertible Preferred Stock were converted into shares of Energy common stock.

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

11.  Litigation and Contingencies

Litigation Relating to Operations of Basis Prior to Acquisition

      Basis was named as a party to numerous claims and legal proceedings which arose prior to its acquisition by the Company. Pursuant to the stock purchase agreement between Energy, the Company, Salomon, and Basis, Salomon assumed the defense of all known suits, actions, claims and investigations pending at the time of the acquisition and all obligations, liabilities and expenses related to or arising therefrom. In addition, Salomon will assume all obligations, liabilities and expenses related to or resulting from all private third-party suits, actions and claims which arise out of a state of facts existing on or prior to the time of the acquisition, but which were not pending at such time, subject to certain terms, conditions and limitations. In certain pending matters, the plaintiffs are seeking damages and requesting injunctive relief which, if granted, could potentially result in the operations acquired in connection with the purchase of Basis being adversely affected through required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, or required reductions in permit limits or refinery throughput. Although Energy and the Company have conducted a due diligence investigation of Basis, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified.

Litigation Relating to Discontinued Operations

      Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the Distribution Agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify and hold harmless Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

General

      The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

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

      Gains and losses on early terminations of financial instrument contracts designated as hedges are deferred and included in cost of sales in the measurement of the hedged transaction. When an anticipated transaction being hedged is no longer likely to occur, the related derivative contract is accounted for similar to a contract entered into for trading purposes.

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

       VALERO ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following are the Company's financial and operating highlights for the three months ended and nine months ended September 30, 1997 and 1996. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                   1997 (1)       1996         1997 (1)       1996

Operating revenues . . . . . . . . . . . . . .  $1,975,665    $  678,059     $4,160,091    $1,927,590

Operating income . . . . . . . . . . . . . . .      94,107        23,060        188,320        69,699

Equity in earnings of joint ventures . . . . .       1,189         1,350          3,251         2,171
Other income, net. . . . . . . . . . . . . . .         272           249          1,224         2,694
Interest and debt expense, net . . . . . . . .      12,193         8,914         35,904        28,896
Income from continuing operations. . . . . . .      51,993         6,630         99,402        27,757
Income (loss) from discontinued
  operations, net of income taxes. . . . . . .        (432)        6,516        (15,672)       26,144
Net income . . . . . . . . . . . . . . . . . .      51,561        13,146         83,730        53,901
Net income applicable to common stock. . . . .      51,561        10,302         79,138        45,375

Earnings (loss) per share of common stock:
  Continuing operations. . . . . . . . . . . .  $      .93    $      .15     $     1.98     $     .63
  Discontinued operations. . . . . . . . . . .        (.01)          .08           (.40)          .40
    Total. . . . . . . . . . . . . . . . . . .  $      .92    $      .23     $     1.58     $    1.03

Operating statistics:
  Corpus Christi refinery:
    Throughput volumes (Mbbls per day) . . . .         189           165            177           167
    Operating cost per barrel. . . . . . . . .  $     3.16    $     3.21     $     3.43     $    3.32

  Texas City/Houston/Krotz Springs refineries:
    Throughput volumes (Mbbls per day) (2) . .         318           N/A            312          N/A
    Operating cost per barrel (2). . . . . . .  $     2.14           N/A     $     2.21          N/A

  Sales volumes (Mbbls per day). . . . . . . .         774           282            578           281

  Average throughput margin per barrel . . . .  $     4.91    $     5.22     $     5.18     $    5.40

(1)Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.
(2)Year-to-date amounts are for the five months ended September 30, 1997.

General

      The Company reported income from continuing operations of $52 million, or $.93 per share, for the third quarter of 1997 compared to $6.7 million, or $.15 per share, for the same period in 1996. For the first nine months of 1997, income from continuing operations was $99.4 million, or $1.98 per share, compared to $27.8 million, or $.63 per share, for the first nine months of 1996. Results from discontinued operations were losses of $.5 million, or $.01 per share, and $15.7 million, or $.40 per share, for the one month and seven months ended July 31, 1997, respectively, and income of $6.4 million, or $.08 per share, and $26.1 million, or $.40 per share, for the three months and nine months ended September 30, 1996, respectively. In determining earnings per share for the third quarter of 1996 and the 1996 and 1997 year-to-date periods, dividends on Energy's Convertible Preferred Stock, which was redeemed on June 2, 1997 as described in Note 9 of Notes to Consolidated Financial Statements, were deducted from income from discontinued operations as the Convertible Preferred Stock was issued to fund the repurchase of the publicly held units of Valero Natural Gas Partners, L.P. in 1994.

      The May 1, 1997 acquisition of Basis added significantly to the Company's third quarter and year-to-date results. Income from continuing operations and related earnings per share increased during the quarter and year-to-date periods due primarily to significant increases in operating income, partially offset by increases in interest and income tax expense.

Third Quarter 1997 Compared to Third Quarter 1996

      Operating revenues increased $1.3 billion, or 191%, to $2 billion during the third quarter of 1997 compared to the same period in 1996 due to a 174% increase in average daily sales volumes resulting primarily from additional volumes attributable to the May 1, 1997 acquisition of Basis. Also contributing to the increase in revenues was the effect of the sale of $150 million of certain inventories pursuant to a petroleum products purchase agreement as discussed in Note 5 of Notes to Consolidated Financial Statements.

      Operating income increased $71 million, from $23.1 million during the third quarter of 1996 to $94.1 million during the third quarter of 1997. The increase in operating income was due primarily to an approximate
$55 million contribution from the operations related to the Texas City, Houston and Krotz Springs refineries which were acquired on May 1, 1997, and to an approximate $31 million increase in total throughput margins for the Company's previously existing refining operations in Corpus Christi and related marketing operations. Partially offsetting these increases in operating income were an approximate $7 million increase in operating expenses relating to the Company's previously existing refining operations and an approximate $8 million increase in administrative expenses resulting primarily from higher employee-related costs, including the effect of additional personnel resulting from the acquisition of Basis in May 1997. Total throughput margins for the Company's previously existing refining and marketing operations increased during the third quarter of 1997 compared to the same period in 1996 due to a substantial improvement in the price differential between conventional gasoline and crude oil, higher oxygenate margins resulting primarily from an increase in sales prices of oxygenates, such as MTBE, and higher premiums on sales of reformulated gasoline and petrochemical feedstocks, including a benefit from the sale of mixed xylenes produced from the xylene fractionation unit that was placed in service at the Corpus Christi refinery in January 1997. Total throughput margins for previously existing operations were also higher in the third quarter of 1997 as total margins for the 1996 period were reduced by the effect of certain scheduled maintenance turnarounds described below. The increases resulting from these factors were partially offset by lower discounts on purchases of residual oil ("resid") feedstocks due to continued high demand for resid in the Far
East and a decrease in crude oil prices, and by decreased results from price risk management activities. Operating expenses relating to the Company's previously existing refining operations increased, although operating expenses per barrel decreased, due primarily to costs associated with the xylene fractionation unit and higher variable costs resulting from a 15% increase in throughput volumes at the Company's
Corpus Christi refinery. Corpus Christi throughput volumes were higher during the third quarter of 1997 compared to the third quarter of 1996 due to the effects of scheduled maintenance turnarounds completed during the third quarter of 1996 on the hydrodesulfurization ("HDS") and MTBE units, and to a new processing arrangement entered into in 1997 with a local
Corpus Christi refiner.

      Net interest and debt expense increased $3.3 million to $12.2 million during the third quarter of 1997 compared to the same period in 1996 due primarily to an increase in bank borrowings related to the acquisition of Basis and to the special pre-Distribution dividend paid to Energy described in Note 1 of Notes to Consolidated Financial Statements. The increase in interest and debt expense resulting from these factors was partially offset by a decrease in allocated interest expense related to corporate debt resulting from the Restructuring on July 31, 1997. Income tax expense increased $22.3 million to $31.4 million during the third quarter of 1997 compared to the same period in 1996 due primarily to higher pre-tax income from continuing operations.

Year-to-Date 1997 Compared to Year-To-Date 1996

      For the first nine months of 1997, operating revenues increased
$2.2 billion, or 116%, to $4.2 billion compared to the first nine months of 1996 due to a 106% increase in average daily sales volumes resulting primarily from additional volumes attributable to the Basis acquisition and to a lesser extent from increased wholesale marketing activities relating to the Company's previously existing refining and marketing operations. Operating revenues also increased due to the effect of the sale of $150 million of inventories pursuant to a petroleum products purchase agreement as noted above in the quarter-to-quarter comparison.

      Operating income increased $118.6 million, or 170%, to $188.3 million during the first nine months of 1997 compared to the same period in 1996 due to an approximate $78 million contribution from the operations related to the Texas City, Houston and Krotz Springs refineries, and to an approximate $64 million increase in total throughput margins, partially offset by an approximate $13 million increase in operating expenses, relating to the Company's previously existing refining and marketing operations. Also impacting the change in operating income was an approximate $10 million increase in administrative expenses resulting primarily from higher employee-related costs, including the effect of the Basis acquisition as noted above. Total throughput margins for previously existing refining and marketing operations increased due primarily to increased price differentials between conventional gasoline and crude oil, higher premiums on sales of petrochemical feedstocks including premiums on sales of mixed xylenes in 1997, and the effect of less unit downtime in the 1997 period. The increases resulting from these factors were partially offset by lower oxygenate margins and resid discounts and decreased results from price risk management activities. Operating expenses relating to the Company's previously existing refining operations increased due to the factors noted above in the quarter-to-quarter comparison and to higher maintenance costs resulting primarily from certain unit repairs required in the 1997 second quarter.

      Net interest and debt expense increased $7 million to $35.9 million during the first nine months of 1997 compared to the same period in 1996 due primarily to the factors noted above in the quarter-to-quarter comparison. Income tax expense increased $39.6 million to $57.5 million during the same periods due primarily to higher pre-tax income from continuing operations.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased $122.2 million to $229.9 million during the first nine months of 1997 compared to the same period in 1996 due primarily to the increase in income from continuing operations described above under "Results of Operations," and, to a lesser extent, to the changes in current assets and current liabilities detailed in Note 6 of Notes to Consolidated Financial Statements. Included in the changes in current assets and current liabilities was a $59.1 million decrease in inventories in the first nine months of 1997 which was primarily attributable to a $150 million reduction in the Company's inventory investment pursuant to the petroleum products purchase agreement entered into in September 1997 and described in Note 5, partially offset by higher feedstock inventory levels attributable to the operation of the Texas City, Houston and Krotz Springs refineries. During the first nine months of 1997, cash provided by operating activities, including proceeds from the sale of inventories pursuant to the petroleum products purchase agreement, along with net proceeds from bank borrowings, proceeds from the issuance of the Revenue Bonds as described in Note 7, and issuances of common stock related to Energy's benefit plans totaled approximately $729 million. These funds were utilized to acquire Basis, fund capital expenditures and deferred turnaround and catalyst costs, pay common and preferred stock dividends, pay a special dividend to Energy and settle the intercompany note balance with Energy pursuant to the Distribution Agreement as described in Note 1, purchase treasury stock, and redeem the remaining outstanding shares of Energy's Series A Preferred Stock and Convertible Preferred Stock as described in Note 9.

      As described in Note 8 of Notes to Consolidated Financial Statements, effective May 1, 1997, the financial flexibility and liquidity of the Company was significantly increased through the replacement of Energy's existing $300 million revolving bank credit and letter of credit facility with a new $835 million revolving bank credit and letter of credit facility. Such facility was assumed by the Company upon completion of the Restructuring on July 31, 1997 at which time total availability increased to the full
$835 million. As of September 30, 1997, approximately $327 million was outstanding under this committed facility with approximately $508 million available for additional borrowings and letters of credit. The Company also has numerous uncommitted short-term bank credit facilities, along with several uncommitted letter of credit facilities. As of September 30, 1997, $175 million was outstanding under the short-term bank credit facilities, and approximately $57 million was outstanding under the uncommitted letter of credit facilities with approximately $223 million available for additional letters of credit. The Company was in compliance with all covenants contained in its various debt facilities as of September 30, 1997.

      As described in Note 8 of Notes to Consolidated Financial Statements, in September 1997, the Company received a corporate credit rating of BBB-from Standard and Poor's. This rating resulted in an immediate reduction in interest rate margins and fees associated with the Company's $835 million bank credit facility and allowed the Company to eliminate the prior restrictive covenant under such facility which limited the Company's ability to make certain dividend payments and repurchases of common stock. The Company is currently in the process of amending the bank credit facility to further enhance the Company's financial flexibility.

      As described in Note 4 of Notes to Consolidated Financial Statements, Energy acquired the outstanding common stock of Basis on May 1, 1997 for approximately $362 million in cash, funded with borrowings under Energy's bank credit facilities, and Energy common stock which had a fair market value of $114 million on the date of issuance. Although Basis incurred significant operating losses during 1995 and 1996, the Texas City, Houston and Krotz Springs refining and marketing operations were able to contribute approximately $78 million to the Company's operating income for the months of May through September 1997, as described above under "Results of Operations." The achievement of such results was due to, among other things, recently completed refinery upgrading projects, a reduction in depreciation and amortization expense due to the acquisition cost of Basis being less than its net book value, and a reduction in operating and overhead costs through various operational and personnel-related changes implemented by the Company. The Company believes that the operations related to the Texas City, Houston and Krotz Springs refineries will continue to benefit the Company's consolidated cash flow and earnings throughout the remainder of 1997.

      During the first nine months of 1997, the Company expended, exclusive of the Basis acquisition, approximately $98 million for capital investments, primarily capital expenditures, $45 million of which related to continuing refining and marketing operations while $53 million related to the discontinued natural gas related services operations. For total year 1997, the Company currently expects to incur approximately $120 million for capital expenditures and deferred turnaround and catalyst costs related to its continuing refining and marketing operations, $45 million of which relates to the Texas City, Houston and Krotz Springs refineries for the months of May through December.

      As described in Note 7 of Notes to Consolidated Financial Statements, the Company refinanced its outstanding $98.5 million principal amount of industrial revenue bonds in April 1997 at substantially lower interest rates. Based on the floating rates in effect as of September 30, 1997, the Company expects the reduction in interest expense resulting from such refinancing to be in excess of $5 million per year.

      The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements, the Company has no specific financing plans as of the date hereof to increase the amount of debt outstanding. From time to time, the Company will consider the debt market to fix the interest rate on a portion of its outstanding variable rate debt. This could either be done synthetically through interest rate swaps or caps, or by issuing new fixed rate debt and using the proceeds to pay down existing variable rate debt.

      As discussed in Note 13 of Notes to Consolidated Financial Statements, the FASB has issued various new statements of financial accounting standards in 1997 which require adoption at various times in the future. Based on information currently available to the Company, the future adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

      The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's resid feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement the cost reductions and operational changes related to, and realize the various assumptions and efficiencies projected for, the operation of the Texas City, Houston and Krotz Springs refineries; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of legislation; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Form S-1.
The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the Distribution Agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify and hold harmless Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

Item 2.  Changes in Securities

     Rights Agreement. In connection with the Distribution, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock, $.01 par value ("Common Stock") distributed to Energy stockholders pursuant to the Distribution. Except as set forth below, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Junior Participating Preferred Stock, Series I, ("Junior Preferred Stock") at a price of
$100 per one one-hundredth of a share, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in the Rights Agreement dated July 17, 1997 between the Company and Harris Trust and Savings Bank (the "Rights Agreement").

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock, (ii) 10 business days (or such later date as may be determined by action of the Company's Board of Directors) following the initiation of a tender offer or exchange offer which would result in the beneficial ownership by an Acquiring Person of 15% or more of such outstanding Common Stock (the earlier of such dates being called the "Rights Separation Date"), or (iii) the earlier redemption or expiration of the Rights, the Rights will be transferred only with the Common Stock. The Rights are not exercisable until the Rights Separation Date. As soon as practicable following the Rights Separation Date, separate certificates evidencing the Rights (the "Right Certificates") will be mailed to holders of record of Common Stock as of the close of business on the Rights Separation Date and such separate Right Certificates alone will evidence the Rights. The Rights will expire on June 30, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

    Because of the nature of the Junior Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth interest in a share of Junior Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

    In the event that after the Rights Separation Date, the Company is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right.

     At any time after the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Company's Board of Directors may exchange the Right (other than Rights owned by such Acquiring Person which have become void), at an exchange ratio of one share of Common Stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

     At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock, the Company's Board of Directors may redeem the Rights at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Company's Board of Directors may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote or to receive dividends.

     The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors since the Rights may be redeemed by the Company at the Redemption Price prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Stock.

     The foregoing summary of certain terms of the Rights is qualified in its entirety by reference to the Rights Agreement and to the Certificate of Designations, Rights and Preferences for the Junior Preferred Stock.

     Credit Agreement. Effective May 1, 1997, Energy replaced its existing unsecured $300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility has been used to finance a portion of the acquisition cost of Basis (as discussed in the Notes to Consolidated Financial Statements), to provide continuing credit enhancement for the Company's Refunding Bonds and Revenue Bonds (also discussed in the Notes to Consolidated Financial Statements) and to provide financing for other general corporate purposes. Energy was the borrower under the facility until the completion of the Restructuring on July 31, 1997, at which time all obligations of Energy under the facility were assumed by the Company.

     The credit facility includes certain restrictive covenants including a minimum fixed charge coverage ratio of 1.8 to 1.0, a maximum debt to capitalization ratio of 45%, a minimum net worth test and certain restrictions on, among other things, long-term leases and subsidiary debt. In September 1997, the Company received a corporate credit rating of BBB-from Standard & Poor's. As a result, interest rate margins and fees under the credit facility were immediately reduced and the credit facility's prior limitations on the Company's ability to make certain dividend payments or repurchases of common stock were eliminated.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders (the "Meeting") was held July 17, 1997. All of the issued and outstanding shares of the Company's common stock (the "Company Common Stock") were voted by Energy, then the sole stockholder of the Company, in favor of all matters presented at the Meeting. William E. Greehey, Edward C. Benninger,
E. Baines Manning, Stan L. McLelland, George E. Kain and Wayne D. Smithers were elected at the Meeting to serve as directors of the Company until the time of the filing of an amendment and restatement of the Company's Restated Certificate of Incorporation (the "Certificate") in connection with the Distribution. New Bylaws for the Company were also adopted at the Meeting. The amendment and restatement of the Certificate approved at the Meeting, among other things, increased the authorized number of shares of Company Common Stock from 3,000 shares to 150,000,000 shares; changed the par value of the Company Common Stock from $1.00 par value per share to $.01 par value per share; created an authorized class of capital stock of the Company consisting of 20,000,000 shares designated as Preferred Stock; classified the Board of Directors into three classes, each having a three year term; and changed the name of the Company from Valero Refining and Marketing Company to Valero Energy Corporation.
The sole stockholder also approved the removal of certain of the directors elected at the Meeting upon effectiveness of the filing of the Certificate and the simultaneous election of new directors so that after giving effect to such actions, the Board of Directors would consist of eight directors classified in the respective classes and serving for the respective periods set forth below:

        Class I  -  Directors to serve until 1998
                   Ruben Escobedo
                 Lowell H. Leberman

        Class II  -  Directors to serve until 1999
                 Ronald K. Calgaard
                 William E. Greehey
                Susan Kaufman Purcell

        Class III  -  Directors to serve until 2000
                 Edward C. Benninger
                James L. ("Rocky") Johnson
                   Robert G. Dettmer

Item 5.  Other Information

     Annual Stockholder's Meeting. The Company's 1998 Annual Meeting of Stockholders will be held in San Antonio, Texas, on April 30, 1998. The Company requests that any proposals of stockholders intended to be submitted for inclusion in the proxy statement for such meeting pursuant to Regulation 14A of the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended, be submitted to the Corporate Secretary of the Company not later than November 28, 1997. Stockholders intending to propose business to be considered by the stockholders of the Company are encouraged to review the requirements of Regulation 14A and of the Company's By-laws before submitting any such proposal.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

     11.1   Computation of Earnings Per Share.

     27.1* Financial Data Schedule (reporting financial information as of and for the nine months ended
            September 30, 1997).

     27.2* Financial Data Schedule (reporting financial information as of and for the nine months ended September 30, 1996).
__________

         * The Financial Data Schedules shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

      (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

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

Date: November 14, 1997