Form 10-K
period 1997-12-31
VALERO ENERGY CORP/TX
filed 1998-03-02
CIK 1035002

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997
OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
              For the transition period from          to

              Commission file number 1-13175


                       VALERO ENERGY CORPORATION
       (Exact name of registrant as specified in its charter)
          Delaware                               74-1828067
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)

             7990 West IH 10                       78230
          San Antonio, Texas                     (Zip Code)
   (Address of principal executive offices)
       Registrant's telephone number, including area code (210) 370-2000

            Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
 Title of each class                       on which registered
Common Stock, $.01 Par Value             New York Stock Exchange
Preferred Share Purchase Rights          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                  NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X            No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on January 30, 1998, of the registrant's Common Stock, $.01 par value ("Common Stock"), held by nonaffiliates of the registrant, based on the average of the high and low prices as quoted in the New York Stock Exchange Composite Transactions listing for that date, was approximately $1.75 billion. As of January 30, 1998, 55,882,057 shares of the registrant's Common Stock were issued and outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission (the "Commission") in March 1998 a definitive Proxy Statement (the "1998 Proxy Statement") for the Company's Annual Meeting of Stockholders scheduled for April 30, 1998, at which directors of the Company will be elected. Portions of the 1998 Proxy Statement are incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

                  CROSS-REFERENCE SHEET

     The following table indicates the headings in the 1998 Proxy Statement where the information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption                Heading in 1998 Proxy Statement

10. "Directors and Executive Officers
         of the Registrant"                   "Proposal No. 1 - Election  of
                                               Directors," and "Information
                                               Concerning Nominees and Other
                                               Directors" and "Section 16(a)
                                               Beneficial Ownership Reporting
                                               Compliance"


11.  "Executive Compensation"                 "Executive Compensation," "Stock
                                               Option Grants and Related
                                               Information," "Report of the
                                               Compensation Committee of the
                                               Board of Directors on Executive
                                               Compensation," "Retirement
                                               Benefits," "Arrangements with
                                               Certain Officers and Directors"
                                               and "Performance Graph"

12.  "Security Ownership of Certain
        Beneficial Owners and Management"     "Beneficial Ownership of Valero
                                               Securities"

13.  "Certain Relationships and Related
          Transactions"                       "Transactions with Management
                                               and Others"

     Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292.


                           CONTENTS
                                                             PAGE

             Cross Reference Sheet
PART I
Item 1.      Business
             1997 Developments
               Restructuring
               Acquisition of Basis Petroleum, Inc.
             Refining Operations
               Corpus Christi Refinery
               Acquired Refineries
                 Texas City Refinery
                 Houston Refinery
                 Krotz Springs Refinery
             Selected Operating Results
             Marketing
             Feedstock Supply
             Factors Affecting Operating Results
             Competition
             Environmental Matters
             Executive Officers of the Registrant
             Employees
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders
PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations
Item 8.      Financial Statements
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Forward-Looking Statements." The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I

ITEM 1. BUSINESS

     Valero Energy Corporation is one of the United States' largest independent refiners and marketers, and the largest on the Gulf Coast.
With the May 1, 1997 acquisition of Basis Petroleum, Inc., the Company now owns and operates four refineries in Texas and Louisiana with a combined throughput capacity of approximately 530,000 barrels per day ("BPD").
The Company principally produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel and oxygenates. The Company also produces a substantial slate of middle distillates, jet fuel and petrochemicals. The Company markets its products in 32 states and selected export markets. Unless otherwise required by the context, the term "Valero" as used herein refers to Valero Energy Corporation, and the term "Company" refers to Valero and its consolidated subsidiaries.

     Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company and became a publicly held corporation on July 31, 1997. Its principal executive offices are located at 7990 West
I.H. 10, San Antonio, Texas, 78230 and its telephone number is (210) 370-2000.

     For financial and statistical information regarding the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of cash flows provided by and used in the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

1997 Developments

Restructuring

     Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy"). Energy was a diversified energy company engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, pursuant to an agreement and plan of distribution between Valero and Energy (the "Distribution Agreement"), Energy spun off Valero to Energy's stockholders by distributing all of Valero's $.01 par value common stock on a share for share basis to holders of record of Energy common stock at the close of business on July 31, 1997 (the "Distribution"). Immediately after the Distribution, Energy, with its remaining natural gas related services business, merged (the "Merger") with a wholly owned subsidiary of PG&E Corporation ("PG&E"). The completion of the Distribution and the Merger (collectively referred to as the "Restructuring") finalized the restructuring of Energy previously announced in January 1997. The Distribution and the Merger were approved by Energy stockholders at their annual meeting held on June 18, 1997 and, in the opinion of Energy's outside counsel, were tax-free transactions. Regulatory approval of the Merger was received from the Federal Energy Regulatory Commission on July 16, 1997. Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation and its common stock was listed for trading on the New York Stock Exchange under the symbol "VLO."

     Immediately prior to the Distribution, the Company paid a dividend to Energy of $210 million pursuant to the Distribution Agreement. In addition, the Company paid to Energy approximately $5 million in settlement of the intercompany note balance between the Company and Energy arising from certain transactions during the period from January 1 through July 31, 1997. In connection with the Merger, PG&E issued approximately 31 million shares of its common stock in exchange for all of the issued and outstanding $1 par value common shares of Energy, and assumed $785.7 million of Energy's debt. Each Energy stockholder received .554 of one share of PG&E common stock, trading on the New York Stock Exchange under the symbol "PCG," for each Energy share owned on July 31, 1997. This fractional share amount was based on the average price of PG&E common stock during a prescribed period preceding the closing of the transaction and the number of Energy shares issued and outstanding at the time of the closing.

     Prior to the Restructuring, Energy, Valero and PG&E entered into a tax sharing agreement ("Tax Sharing Agreement"), which sets forth each party's rights and obligations with respect to payments and refunds, if any, of federal, state, local, or other taxes for periods before the Restructuring. In general, under the Tax Sharing Agreement, Energy and Valero are each responsible for their allocable share of the federal, state and other taxes incurred by the combined operations of Energy and Valero prior to the Distribution. Furthermore, Valero is responsible for substantially all tax liability in the event the Distribution or the Merger fails to qualify as a tax-free transaction, except that Energy would be responsible for any such tax liability attributable to certain actions by Energy and/or PG&E.

     The separation of the Company from the natural gas business and operations of Energy was structured as a spin-off of the Company for legal, tax and other reasons. However, the Company succeeded to certain important aspects of Energy's business, organization and affairs, namely: (i) the Company succeeded to the name "Valero Energy Corporation" and the Company retained the refining and marketing business of Energy which represented approximately one-half of the assets, revenues, and operating income of the businesses, operations and companies previously constituting Energy; (ii) the Company's Board of Directors consists of those individuals formerly comprising Energy's Board of Directors; and (iii) the Company's executive management consists primarily of those individuals formerly comprising Energy's executive management.

Acquisition of Basis Petroleum, Inc.

     Effective May 1, 1997, Energy acquired all of the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). The primary assets acquired with Basis include three refineries located in Texas City, Texas (the "Texas City Refinery"), Houston, Texas (the "Houston Refinery") and Krotz Springs, Louisiana (the "Krotz Springs Refinery") (these three refineries are collectively referred to as the "Acquired Refineries") and an extensive wholesale marketing business. At the time of their acquisition, the Acquired Refineries had a combined total throughput capacity in excess of 300,000 BPD. Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time it was spun off to Energy's stockholders pursuant to the Restructuring. Basis' name was subsequently changed to Valero Refining Company-Texas and the Basis assets located in Louisiana were transferred to a newly-formed subsidiary of the Company, Valero Refining Company-Louisiana. Energy acquired the capital stock of Basis for approximately $470 million which includes certain post-closing adjustments and settlements. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of approximately $114 million with the remainder paid in cash from borrowings under Energy's bank credit facilities. In addition, Salomon is entitled to receive earn-out payments from the Company in any of the years through 2007 if certain average refining margins during any of those years are above a specified level. Any payments under this earn-out arrangement are limited to $35 million in any year and $200 million in the aggregate and are determined on May 1 of each year beginning in 1998.

     For additional information concerning the Company's financing activities, see Note 6 of Notes to Consolidated Financial Statements.

Refining Operations

     The Company owns and operates four refineries located in the U.S. Gulf Coast region having a combined total refining capacity of approximately 530,000 BPD, net of inter-refinery transfers averaging approximately
35,000 BPD. The Company's largest refinery is located on 254 acres in Corpus Christi, Texas (the "Corpus Christi Refinery") along the Corpus Christi Ship Channel and has a feedstock throughput capacity of approximately 190,000 BPD. The Texas City Refinery is located on
290 acres along the Texas City Ship Channel and has a feedstock throughput capacity of approximately 180,000 BPD. The Houston Refinery is located on 250 acres along the Houston Ship Channel with a feedstock throughput capacity of approximately 115,000 BPD. The Krotz Springs Refinery is located on 260 acres in Southern Louisiana along the Atchafalaya River which has access to the Mississippi River and to the Colonial pipeline.
The feedstock throughput capacity of the Krotz Springs Refinery is approximately 80,000 BPD.

     In addition to more than tripling the Company's throughput capacity, the Acquired Refineries have substantially diversified the Company's feedstock slate, allowing it to process both medium sour crude oils and heavy sweet crudes, both of which can typically be purchased at a discount to West Texas Intermediate ("WTI"), a benchmark crude oil. The Company's primary feedstocks are medium sour crude oil, heavy sweet crude oil and high-sulfur atmospheric residual fuel oil ("resid").

     In 1998, the Company plans to begin a capital expenditure program that targets a system wide increase in total throughput capacity of approximately 140,000 BPD by early to mid-2000. The Company currently estimates the cost of this expansion to be $250-275 million in the aggregate. The majority of these capital expenditures are anticipated to be spent in 1999 on upgrades and modifications to the Acquired Refineries and will be performed during scheduled maintenance turnarounds. In addition to capital expenditures related to this expansion program, other capital expenditures are planned to improve system reliability and reduce emissions.

     The Company has very few turnarounds scheduled for 1998. During 1999, maintenance turnarounds for most of the Company's major refining units are planned. Such turnarounds are scheduled to occur early in the first quarter and in the fourth quarter when refining margins are historically low so as to minimize the impact on the Company's operating results.

Corpus Christi Refinery

     The Corpus Christi Refinery specializes in processing primarily resid and heavy crude oil into premium products, such as reformulated gasoline ("RFG"). The Corpus Christi Refinery can produce approximately 117,000 BPD of gasoline and gasoline-related products, 35,000 BPD of middle distillates and 40,000 BPD of other products such as chemicals, asphalt and propane.
The Corpus Christi Refinery can produce all of its gasoline as RFG and all of its diesel fuel as low-sulfur diesel. The Corpus Christi Refinery has substantial flexibility to vary its mix of gasoline products to meet changing market conditions.

     The Corpus Christi Refinery produces oxygenates <F1> such as MTBE (methyl
tertiary butyl ether) and TAME (tertiary amyl methyl ether).   MTBE is an
oxygen-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines. TAME, like MTBE, is an oxygen-rich, high-octane gasoline blendstock. The butane upgrade facility which produces MTBE (the "Corpus Christi MTBE Plant") is located at the Corpus Christi Refinery and can produce approximately 17,000 BPD of MTBE from butane and methanol feedstocks. The MTBE/TAME Unit at the Corpus Christi Refinery converts light olefin streams produced by the refinery's heavy oil cracker ("HOC") into MTBE and TAME. The Corpus Christi MTBE Plant and MTBE/TAME Unit enable the Corpus Christi Refinery to produce approximately 22,500 BPD of oxygenates, which are blended into the Company's own gasoline production and sold separately. Substantially all of the methanol feedstocks required for the production of oxygenates at the Corpus Christi Refinery can normally be provided by a methanol plant in Clear Lake, Texas owned by a joint venture between a Valero subsidiary and Hoechst Celanese Chemical Group, Inc. (the "Clear Lake Methanol Plant").

[FN]
<F1>  "Oxygenates" are liquid hydrocarbon compounds containing oxygen.
       Gasoline that contains oxygenates usually has lower carbon monoxide emissions than conventional gasoline.

     In January 1997, a mixed xylene fractionation facility ("Xylene Unit"), which recovers the mixed xylene stream from the Corpus Christi Refinery's reformate stream, was placed into service at the refinery. The fractionated xylene is sold into the petrochemical feedstock market for use in the production of paraxylene. The Corpus Christi MTBE Plant, the MTBE/TAME Unit, the Xylene Unit and related facilities diversify the Corpus Christi Refinery's operations, giving the Company the flexibility to pursue higher-margin product markets.

     In 1997, the Company completed a scheduled turnaround on the crude unit at the Corpus Christi Refinery. The Company also completed a scheduled turnaround of certain of the Corpus Christi Refinery's major refining units in the first quarter of 1998. Modifications made during the 1998 turnaround are expected to increase throughput by 5,000 to 10,000 BPD, depending upon the type of feedstocks utilized. In addition, the hydrodesulfurization unit ("HDS") was modified to allow for the processing of approximately 25,000 BPD of high sulfur crude oil, thereby increasing the Corpus Christi Refinery's feedstock flexibility. The Corpus Christi Refinery experienced one significant unscheduled shutdown of its HOC during the second quarter resulting in a reduction of operating income for 1997 of approximately
$8 million. During this shutdown, certain debottlenecking modifications were completed which have increased the capacity of the HOC by approximately 3,000 BPD. Other than the HOC downtime, the Corpus Christi Refinery's principal refining units operated during 1997 without significant unscheduled downtime. No further turnaround activity is scheduled for the Corpus Christi Refinery during 1998. During 1999, the HOC is scheduled to be down for a maintenance turnaround and to increase the unit's capacity and the HDS is scheduled to be down for a maintenance turnaround and to replace the catalyst in the unit.

Acquired Refineries

     The acquisition of the Acquired Refineries significantly diversified the Company's asset base and expanded and diversified its feedstock slate. At the time of their acquisition, the Acquired Refineries had a combined total throughput capacity of approximately 300,000 BPD. As a result of upgrading and reconfiguration activities undertaken by the Company, the aggregate throughput capacity of the Acquired Refineries has been increased to approximately 340,000 BPD, net of inter-refinery transfers averaging approximately 35,000 BPD. Much of this increased capacity has resulted from efforts to optimize feedstock selection in order to capitalize on the reconfiguration of the Acquired Refineries. In 1998, the Company plans to begin a capital expenditure program designed to increase total system capacity of the Acquired Refineries by converting the fluid catalytic cracking units ("FCC Units") to HOCs and increasing their capacity, expanding the crude unit capacities and various other expenditures to enhance feedstock flexibility. In addition, expenditures to upgrade instrumentation systems and modernize the control rooms at each of the Acquired Refineries will continue over the next few years to improve plant efficiency and management information systems.

        Texas City Refinery

     The Texas City Refinery is capable of refining lower-value, medium sour crudes into a slate of gasolines, low-sulfur diesels and distillates, including home heating oil, kerosene and jet fuel. The Texas City Refinery typically produces approximately 55,000 BPD of gasoline and 60,000 BPD of distillates. The Texas City Refinery also provides approximately 35,000 BPD of intermediate feedstocks such as deasphalted oil to the Corpus Christi Refinery and the Houston Refinery. The Texas City Refinery typically receives its feedstocks and ships product by tanker via deep water docking facilities along the Texas City Ship Channel, and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

     During the latter part of 1996, a Residfiner (which improves the cracking characteristics of the feedstocks for the FCC Unit), and a Residual Oil Supercritical Extraction ("ROSE") unit (which recovers deasphalted oil from the vacuum tower bottoms for feed to the FCC Unit) were placed in service at the Texas City Refinery, which significantly enhanced this refinery's feedstock flexibility and product diversity. Certain intermediate products produced from these units are also being utilized as feedstocks at the Corpus Christi and Houston Refineries.

     During 1997, the Texas City Refinery's principal refining units operated without significant unscheduled downtime. A scheduled turnaround was completed on the Residfiner in July 1997. During 1998, the Residfiner is scheduled for a maintenance turnaround. During 1999, the FCC Unit, the crude unit, Residfiner and ROSE unit are scheduled to be down for maintenance turnarounds. At that time, the FCC Unit will be converted to a heavy oil cracker and its capacity increased. The capacity of the crude unit will also be increased at that time.

     Houston Refinery

     The Houston Refinery is capable of processing heavy sweet or medium sour crude oil and produces approximately 54,000 BPD of gasoline and 37,000 BPD of distillates. The refinery typically receives its feedstocks via tanker at deep water docking facilities along the Houston Ship Channel. This facility also has access to major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

     The Houston Refinery experienced unplanned shutdowns of its FCC Unit during the second and fourth quarters of 1997 for approximately 11 and 14 days, respectively, in order to make certain repairs and to replace a section of its regenerator. Other than the FCC Unit repairs, the Houston Refinery's primary refining units operated during 1997 without significant unscheduled downtime. No turnaround activity is scheduled for the Houston Refinery during 1998. During 1999, the FCC Unit, the crude unit and the ROSE Unit are scheduled to be down for maintenance turnarounds. At that time, the FCC Unit will be converted to a heavy oil cracker and its capacity increased. The capacity of the crude unit will also be increased at that time.

     Krotz Springs Refinery

     The Krotz Springs Refinery processes primarily local, light Louisiana sweet crude oil and produces approximately 34,000 BPD of gasoline and 38,000 BPD of distillates. As a result of recent modifications to its FCC Unit, the Krotz Springs Refinery is also capable of processing resid.
The refinery is geographically located to benefit from access to upriver markets on the Mississippi River and it has docking facilities along the Atchafalaya River sufficiently deep to allow barge and light ship access.
The facility is also connected to the Colonial pipeline for product transportation to the Southeast and Northeast. This refinery was built during the 1979-1982 time period making it, like the Corpus Christi Refinery, a relatively new facility compared to other Gulf Coast refineries. This refinery also benefits from recently added MTBE/polymerization and isomerization units.

     The Krotz Springs Refinery's principal operating units operated during 1997 without significant unscheduled downtime. No turnaround activity is scheduled for the Krotz Springs Refinery during 1998. During 1999, the crude unit is scheduled to be down for a maintenance turnaround and to increase the unit's capacity.

Selected Operating Results

     The following table sets forth certain consolidated operating results for the last three fiscal years. Amounts for 1997 include the results of operations of the Acquired Refineries from May 1, 1997. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes.


                                                       Year Ended December 31,
                                                          1997        1996     1995
     Refinery Throughput Volumes (MBD)                     392 <F2>    170      160

     Sales Volumes (MBD)                                   630 <F2>    291      231

     Average Throughput Margin per Barrel                $4.64       $5.29    $6.25

     Average Operating Cost per Barrel                   $2.78       $3.29    $3.34

<F2> For the eight months following the acquisition of Basis, refinery throughput volumes and sales volumes were 502 MBD and 780 MBD, respectively.


     For additional information regarding the Company's operating results for the three years ended December 31, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing

     The Company's product slate is presently comprised of approximately 90% gasoline and related components, distillates, chemicals and other light products. The Company sells refined products under spot and term contracts to bulk and truck rack customers at over 170 locations in 32 states throughout the United States and selected export markets in Latin America. As a result of the Basis acquisition, total product sales volumes increased from approximately 291,000 BPD during 1996 to approximately 630,000 BPD during 1997. Sales volumes include amounts produced at the Company's refineries and amounts purchased from third parties and resold in connection with the Company's marketing activities. Currently, the Company markets approximately 170,000 BPD of gasoline and distillates through truck rack facilities.
Other sales are made to large oil companies and gasoline distributors and transported by pipeline, barges and tankers. The principal purchasers of the Company's products from truck racks have been wholesalers and jobbers in the Northeast, Southeast, Midwest and Gulf Coast. No single purchaser of the Company's products accounted for more than 10% of total sales during 1997. With its access to the Gulf of Mexico, the Company's refineries are able to ship refined products to Latin American markets and the West Coast. Interconnects with common-carrier pipelines give the Company the flexibility to sell products in most major geographic regions of the United States.

     Approximately 40,000 BPD of the Company's RFG production is under contract to supply wholesale gasoline marketers in Texas at market-related prices. In 1997, the Company also supplied approximately 1.5 million barrels of CARB Phase II gasoline to West Coast markets in connection with the commencement of California Air Resources Board's gasoline program. The Company expects demand for RFG to continue to improve as a result of increased demand in areas currently designated as non-attainment and more cities across the United States "opting in" to the federal RFG program. For further discussion, see "Factors Affecting Operating Results" and "Outlook" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Feedstock Supply

     The acquisition of the Acquired Refineries expanded and diversified the slate of feedstocks which the Company can process. Prior to the Basis acquisition, the Company's primary feedstock was resid processed at the Corpus Christi Refinery. Approximately 70% of the Company's feedstock slate is now comprised of medium sour crude oil, heavy sweet crude oil and resid. The remaining feedstocks are primarily comprised of intermediates, light sweet crude oil, methanol and butane.

     The Company has term feedstock contracts totaling approximately 300,000 BPD, or approximately 57% of its total feedstock requirements.
The remainder of its feedstock requirements are purchased on the spot market. The term agreements include contracts to purchase medium sour crude oil and resid from various foreign national oil companies, including certain Middle Eastern suppliers, and various domestic integrated oil companies.

     In connection with the Distribution, the Company entered into several contracts with its former affiliates, including a 10-year term contract under which a former affiliate is to supply approximately 50% of the butane required to operate the Corpus Christi MTBE Plant and natural gasoline for blending. The Company obtains approximately 80% of its total methanol requirements for all of its refineries through its 50% joint venture interest in the Clear Lake Methanol Plant.

     The Company owns feedstock and refined product storage facilities and leases feedstock and refined product storage facilities in various locations. The Company believes its storage facilities are generally adequate for its refining and marketing operations.

Factors Affecting Operating Results

     The Company's earnings and cash flow from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and resid. The cost to acquire feedstocks and the price for which refined products are ultimately sold depends on numerous factors beyond the Company's control, including the supply and demand for crude oil, gasoline and other refined products which in turn are dependent upon, among other things, the availability of imports, the economies and production levels of foreign suppliers, the marketing of competitive fuels, political affairs and the extent of governmental regulation.

     The prices received by the Company for its refined products are affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. As a result of the geographic location of the Company's refineries, the Company's profitability is largely dependent upon Gulf Coast refining margins.
A large, rapid increase in crude oil prices or a decrease in refined product prices in the Gulf Coast region could adversely affect the Company's operating margins. Crude oil costs and the price of refined products have historically been subject to wide fluctuation. Installation of additional refinery crude distillation and upgrading facilities, price volatility, international political developments and other factors beyond the control of the Company are likely to continue to play an important role in refining industry economics. The Company is aware, for example, of additional capacity of up to 200,000 BPD from a refinery in Good Hope, Louisiana
which may become operational as early as late 1998.   These factors can
impact, among other things, the level of inventories in the market resulting in price volatility. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter in the Northeast.

     A significant portion of the Company's feedstock supplies are secured under term contracts. There is no assurance of renewal of such contracts upon their expiration or that economically equivalent substitute supply contracts can be secured. The term agreements include an agreement with the Saudi Arabian Oil Company to provide an average of 36,000 BPD of resid from its Ras Tanura refinery to the Company through mid-1998. The Saudi Arabian Oil Company has advised the Company that it plans to begin operation of certain new resid conversion units in 1998 at the Ras Tanura refining complex in Saudi Arabia. As a result, the production of resid at Ras Tanura for export would be significantly reduced, which could adversely affect the price, terms or availability of high quality resid feedstocks in the future. However, the Saudi Arabian Oil Company has indicated that they are willing to provide an additional supply of resid to the Company from their other refineries although no contract has yet been negotiated. The availability of such supplies notwithstanding, the Company anticipates that lower volumes of high quality resid will be available from Saudi Arabia in the future.

     The Company's feedstock supplies from international producers are loaded aboard chartered vessels and are subject to the usual maritime
hazards.   If the Company's foreign sources of crude oil or access to the marine system for delivering crude oil were curtailed, the Company's operations could be adversely affected. In addition, the loss of, or an adverse change in the terms of, certain of its feedstock supply agreements or the loss of sources or means of delivery of its feedstock supplies, could have a material adverse effect on the Company's operating results. The volatility of prices and quantities of feedstocks that may be purchased on the spot market or pursuant to term contracts could also have a material adverse effect on operating results.

     Because the Company manufactures a substantial portion of its gasoline as RFG and can produce approximately 26,000 BPD of total oxygenates, certain federal and state clean-fuel programs significantly affect the operations of the Company and the markets in which it sells its refined products. In the future, the Company cannot control or with certainty predict the effect of such clean-fuel programs on the cost to manufacture, demand for or supply of refined products. Presently, the EPA's oxygenated fuel program under the Clean Air Act requires that areas designated "nonattainment" for carbon monoxide use gasoline that contains a prescribed amount of clean burning oxygenates during certain winter months. Additionally, the EPA's RFG program under the Clean Air Act requires year-round usage of RFG in areas designated "extreme" or "severe" nonattainment for ozone. In addition to these nonattainment areas, approximately 44 of the 87 areas that were designated as "serious," "moderate" or "marginal" nonattainment for ozone also "opted in" to the RFG program to decrease their emissions of hydrocarbons and toxic pollutants. In 1996, California adopted a statewide, year-round program requiring the use of gasoline that meets more restrictive emissions specifications than the federally mandated RFG. Under the California gasoline program, the entire state is required to use CARB
Phase II gasoline that meets the California emissions standards which are higher than those set by the EPA. Based upon oxygenate supply and demand data, it appears most California refiners are choosing to use oxygenates to help them comply with the statewide emissions standards. In 1997, Phoenix, Arizona adopted a year-round program requiring gasoline that meets either the federal RFG standards or the CARB Phase II standards. For the first time in many years, Phoenix had no ozone exceedances in 1997. Because Phoenix previously used oxygenated gasoline only in the winter months for carbon monoxide control, the Company estimates this change will increase annualized U.S. oxygenate demand about one percent.

     MTBE margins are affected by the price of MTBE and its feedstocks, methanol and butane, as well as the demand for RFG, oxygenated gasoline and premium gasoline. The worldwide movement to reduce lead in gasoline is expected to increase worldwide demand for oxygenates to replace the octane provided by lead-based compounds. The general United States growth in gasoline demand as well as additional "opt-ins" by certain areas into the EPA clean fuels programs are expected to continue to increase the demand for MTBE as a component of these clean fuels. However, initiatives have been presented in California which would restrict or potentially ban the use of MTBE as a gasoline component. Based on available information, the Company believes that numerous scientific studies commissioned by the EPA, CARB and others will result in defeat of these initiatives. However, if MTBE were to be restricted or banned, the Company believes that its MTBE-producing facility could be modified to produce a product similar to alkylate or other petrochemicals.

     The Corpus Christi Refinery's operating results are affected by the relationship between refined product prices and resid prices, which in turn are largely determined by market forces. The price of resid is affected by the relationship between the demand for refined products (increased refined products demand increases crude oil demand, thereby increasing the supply of resid as more crude oil is processed) and worldwide additions to resid conversion capacity (which reduces the available supply of resid). The crude oil and refined products markets typically experience periods of extreme price volatility. During such periods, disproportionate changes in the prices of refined products and resid usually occur. The potential impact of changing crude oil and refined product prices on the Corpus Christi Refinery's results of operations is further affected by the fact that the Company generally buys a portion of its resid feedstocks approximately 45 to 50 days prior to processing.

     Because the Company's refineries are generally more complex than many conventional refineries and are designed principally to process resid and other heavy and/or sour crude oils, its operating costs per barrel are generally higher than those of most conventional refiners. But because the Company's primary feedstocks usually sell at discounts to benchmark crude oil, it has been generally able to recover its higher operating costs and generate higher margins than many conventional refiners that use lighter crude oil as their principal feedstock. Moreover, through recent improvements in technology and modifications to its operating units, the Company has improved its ability to process different types of feedstocks, including synthetic domestic heavy oil blends and heavy crude oils. The Company expects its primary feedstocks to continue to sell at a discount to benchmark crude oil, but is unable to predict future relationships between the supply of and demand for its feedstocks.

     In April 1995, six major oil refiners filed a lawsuit against Unocal Corporation ("Unocal") in Los Angeles, California seeking a declaratory judgment that Unocal's claimed patent on certain gasoline compositions was invalid and unenforceable. The Company is not a party to this litigation. Unocal's claimed patent covers a substantial portion of the reformulated gasoline compositions required by the CARB Phase II regulations that went into effect in March 1996. In October 1997, a federal court jury upheld the validity of Unocal's patent. In November 1997, the jury awarded
Unocal royalty damages based on infringement of the patent. A final phase of the trial involving the unenforceability of Unocal's patent due to "inequitable conduct" was held in December 1997, but to date, no decision on this issue has been reached. Any adverse judgment against the six oil refiners will likely be appealed. If the Company were required to pay a royalty on the compositions claimed by Unocal's patent, such amounts could affect the operating results of the Company and alter the blending economics for compositions not covered by the patent. The Company is unable to predict the validity or effect of any claimed Unocal patent.

Competition

     Many of the Company's competitors in the petroleum industry are fully integrated companies engaged, on a national and/or international basis, in many segments of the petroleum business, including exploration, production, transportation, refining and marketing on scales much larger than the Company's. Such competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of such segments. Substantially all of the Company's crude oil and feedstock supplies are purchased from third party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

     The refining industry is highly competitive with respect to both
feedstock supply and marketing.   The Company competes with numerous other
companies for available supplies of resid and other feedstocks and for outlets for its refined products. Many of the Company's competitors obtain a significant portion of their feedstocks from company-owned production and are able to dispose of refined products at their own retail outlets. The Company does not have retail gasoline operations. Competitors that have their own production or retail outlets (and brand-name recognition) may be able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

     The Company expects a continuation of the trend of industry restructuring and consolidation through mergers, acquisitions, divestitures, joint ventures and similar transactions, making for a more competitive business environment while providing the Company with opportunities to expand its operations. As described above, the Company expects to undertake a capital expansion program to increase the throughput capacity of its refinery facilities by approximately 140,000 BPD, and increase their operational flexibility. The Company also plans to continue evaluating and pursuing potential acquisitions to add refining capacity, in any case, depending upon the Company's assessment of an acquisition's potential for accretive earnings, creating geographic diversity, providing enhanced marketing opportunities and providing economies of scope and scale.

Environmental Matters

     The Company's operations are subject to environmental regulation by federal, state and local authorities, including but not limited to, the EPA, the Texas Natural Resource Conservation Commission ("TNRCC") and the Louisiana Department of Environmental Quality. The regulatory requirements relate primarily to discharge of materials into the environment, waste management and pollution prevention measures. Several of the more significant federal laws applicable to the Company's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act ("RCRA"). The Clean Air Act establishes stringent criteria for regulating conventional air pollutants as well as toxic pollutants at operating facilities in addition to requiring refiners to market cleaner-burning gasoline in specific regions of the country to reduce ozone forming pollutants and toxic emissions.

     CERCLA and RCRA, and related state law, subject the Company to the potential obligation to remove or mitigate the environmental impact of the disposal or release of certain pollutants at the Company's facilities and at formerly owned sites. Under CERCLA, the Company is subject to potential joint and several liability for the costs of remediation at "superfund" sites at which it has been identified as a "potentially responsible party" (a "PRP"). Pursuant to the terms of the Basis acquisition, Salomon agreed to indemnify the Company from third party claims, including "superfund" liability associated with any pre-closing activities with respect to the Acquired Refineries, subject to certain terms, conditions and limitations. As of December 31, 1997, the Company has not been designated as a PRP under CERCLA for any sites or costs not covered by Salomon's indemnity.

     Because the Corpus Christi Refinery was completed in 1984, it was built under more stringent environmental requirements than many existing refineries. The Corpus Christi Refinery currently meets EPA emissions standards requiring the use of "best available control technology," and is located in an area currently designated "attainment" for air quality. Accordingly, the Corpus Christi Refinery may be able to comply with the Clean Air Act and future environmental legislation more easily than older refineries, and significant additional capital expenditures for environmental compliance are not anticipated. In 1996, the Corpus Christi, Texas, area was approved as a "flexible attainment region" ("FAR") by the EPA and the TNRCC. Under the Clean Air Act, the FAR designation will allow local officials to design and implement an ozone prevention strategy customized for the community. This designation also prevents the EPA from designating the Corpus Christi area as "nonattainment" for a five-year period while agreed-upon control strategies are being initiated to reduce ozone formation. The FAR designation should provide greater flexibility with respect to possible future expansion projects at the Corpus Christi Refinery.

     The Company is leading an industry initiative in the State of Texas to voluntarily permit "grandfathered" emissions sources at the Houston and Texas City Refineries by utilizing a flexible permitting process. The flexible permit is a new permitting concept in Texas that allows companies that have committed to install advanced pollution control technology greater operational flexibility, including increased throughput capacities, as long as a facility-wide emissions cap is not exceeded.

     As part of the Company's efforts to convert all of its Texas refineries to flexible permits and utilize "best available pollution control technology" at all its refineries, the Company plans to install flue gas scrubbers on the FCC Units at the Houston and Texas City Refineries and upgrade its waste water treatment plants at the Houston and Corpus Christi Refineries. The Company anticipates spending approximately $50 million in connection with these efforts over the next two years. These expenditures are not included in the estimate of capital expenditures to increase capacity discussed above under the heading "Refining Operations."

     In 1997, capital expenditures for the Company attributable to compliance with environmental regulations were approximately $15 million and are currently estimated to be $21 million for 1998 (including expenditures at the Acquired Refineries). These amounts are exclusive of any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

     Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. There are no material governmental fines or corrective action requirements associated with the Company's operations and the Company believes its operations are in substantial compliance with current and applicable environmental laws and regulations.

Executive Officers of the Registrant


Name                   Age     Positions Held with Valero           Executive
                                                                 Officer Since
William E. Greehey     61      Chairman of the Board and
                                 Chief Executive Officer              1982

Edward C. Benninger    55      President                              1986

E. Baines Manning      57      Senior Vice President                  1987

Gregory C. King        37      Vice President and General Counsel     1997

John D. Gibbons        44      Chief Financial Officer, Vice
                                 President - Finance and Treasurer    1997

Keith D. Booke         39      Vice President - Administration and
                                 Human Resources                      1997

S. Eugene Edwards      41      Vice President                         1998

John F. Hohnholt       45      Vice President                         1998

     Mr. Greehey served as Chief Executive Officer and a director of Energy from 1979, and as Chairman of the Board of Energy from 1983. He retired from his position as Chief Executive Officer in June 1996 but, upon request of the Board, resumed this position in November 1996 and continued in such positions until the Restructuring. Mr. Greehey also served as Chairman of the Board and Chief Executive Officer of Valero prior to the Restructuring when Valero was a wholly owned subsidiary of Energy. Mr. Greehey is a director of Weatherford Enterra, Inc. and Santa Fe Energy Resources, Inc.

     Mr. Benninger served as President and Chief Financial Officer of Energy from 1996 and as a director of Energy since 1990, in each case until the Restructuring. Prior to that, he served in various other capacities with Energy, its predecessors and subsidiaries since 1975, including Executive Vice President and Treasurer. Mr. Benninger also served as President and Chief Financial Officer of Valero prior to the Restructuring when Valero was a wholly owned subsidiary of Energy.

     Mr. Manning was elected Senior Vice President of the Company in 1997. He joined the Company in 1986 as senior vice president of the refining and marketing subsidiaries of Energy and held various other positions with Energy and its subsidiaries prior to the Restructuring.

     Mr. King was elected Vice President and General Counsel of Valero in 1997. He joined Energy in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

     Mr. Gibbons was elected Chief Financial Officer of the Company in 1998. Previously, he was elected Vice President - Finance and Treasurer of Valero in 1997, and was elected Treasurer of Energy in 1992. He joined Energy in 1981 and held various other positions with Energy prior to the Restructuring.

     Mr. Booke was elected Vice President-Administration and Human
Resources of the Company in 1998. Prior to that he served as Vice President-Administration of the Company since 1997 and Vice
President-Investor Relations of Energy since 1994. He joined Energy in 1983 and held various other positions with Energy prior to the Restructuring.

     Mr. Edwards was elected Vice President of the Company in January 1998 and functions as head of the Marketing, Supply and Logistics department.
Mr. Edwards joined Energy in 1982 and held various positions within Energy's refining operations, refining planning, business development and marketing departments prior to the Restructuring.

     Mr. Hohnholt was elected Vice President of the Company in January 1998 and functions as the head of the Refining Operations and Planning department. Prior to that he was General Manager of the Corpus Christi Refinery.
Mr. Hohnholt joined Energy in 1982 and held various positions within Energy's refining operations department prior to the Restructuring.

Employees

     As of January 31, 1998, the Company had 1,855 employees.

ITEM 2. PROPERTIES

     The Company's properties include the Acquired Refineries, the Corpus Christi Refinery, and related facilities located in the States of Texas and Louisiana. See "Refining Operations" for additional information regarding properties of the Company. The Company believes that its facilities are generally adequate for their respective operations and that its facilities are maintained in a good state of repair. The Company is the lessee under a number of cancelable and non-cancelable leases for certain real properties, including office facilities and various facilities and equipment used to store, transport and produce refinery feedstocks and/or refined products.
See Note 14 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Litigation Relating to Operations of Basis Prior to Acquisition

     Basis has been named as a party to numerous claims and legal proceedings which arose prior to its acquisition by the Company. Pursuant to the Stock Purchase Agreement between Energy, the Company, Salomon, and Basis, Salomon assumed the defense of all known suits, actions, claims and investigations pending at the time of the acquisition and all obligations, liabilities and expenses related to or arising therefrom. In addition, Salomon agreed to assume all obligations, liabilities and expenses related to or resulting from all private third-party suits, actions and claims which arise out of a state of facts existing on or prior to the time of the acquisition (including "superfund" liability), but which were not pending at such time, subject to certain terms, conditions and limitations. In certain pending matters, the plaintiffs are requesting injunctive relief which, if granted, could potentially result in the operations acquired in connection with the purchase of Basis being adversely affected through required reductions in emissions, discharges or refinery throughput, which could be outside Salomon's indemnity obligations. The Company and Salomon reached an agreement in December 1997 whereby Salomon paid the Company $9.5 million in settlement of certain of Salomon's contingent environmental obligations assumed under the Stock Purchase Agreement. This settlement did not affect Salomon's other indemnity obligations described in this paragraph.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed under the symbol "VLO" on the New York Stock Exchange, which is the principal trading market for this security. As of January 30, 1998, there were approximately 6,000 holders of record and an estimated 15,000 additional beneficial owners of the Company's Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on August 1, 1997 (the business day immediately following the Distribution).

     The following table sets forth the range of the high and low sales prices of the Common Stock as quoted in The Wall Street Journal New York Stock Exchange-Composite Transactions listing, and the amount of per-share dividends for each quarter in the preceding two years (i) for the Company after the Distribution and Merger and (ii) for Energy prior to the Distribution and Merger.



                                              Sales Prices
                                                 of the              Dividends
                                              Common Stock               per
                                              High     Low          Common Share
     Quarter Ended
     1997:
         March 31                           $36 3/8   $28 5/8          $.13
         June 30                             38 1/2    34 1/4           .13
         September 30 (through 7/31/97)      43        36 1/4             -
         September 30 (after 7/31/97)        35 1/8    28 3/4           .08
         December 31                         34        26 15/16         .08

     1996:
         March 31                           $26 1/2    $22 1/8         $.13
         June 30                             29         24 1/2          .13
         September 30                        25 1/2     20 1/4          .13
         December 31                         30         21 7/8          .13

     The Company's Board of Directors declared a quarterly dividend of $.08 per share of Common Stock at its January 29, 1998 meeting. Dividends are considered quarterly by the Company's Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the year ended
December 31, 1997 is derived from the Company's Consolidated Financial Statements contained elsewhere herein. The selected financial data for the years ended prior to December 31, 1997 is derived from the selected financial data contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 except as noted below.

     The following summaries are in thousands of dollars except for per share amounts:


                                                                   Year Ended December 31,
                                          1997(b)          1996          1995            1994           1993
OPERATING REVENUES (a)                  $5,756,220      $2,757,853     $1,772,638     $1,090,497     $1,044,811

OPERATING INCOME (a)                    $  211,034      $   89,748     $  123,755     $   63,611     $   60,923

INCOME FROM CONTINUING OPERATIONS (a)   $  111,768      $   22,472     $   58,242     $   18,511     $   14,032

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES (a)   $  (15,672)     $   50,229     $    1,596     $   (1,229)    $   22,392

NET INCOME                              $   96,096      $   72,701     $   59,838     $   17,282     $   36,424
  Less:  Preferred stock dividend
           requirements and
           redemption premium                4,592         11,327          11,818          9,490          1,262
NET INCOME APPLICABLE TO
  COMMON STOCK                          $   91,504     $   61,374      $   48,020     $    7,792     $   35,162

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK:
    Continuing operations (a)           $     2.16     $      .51      $     1.33     $      .43     $      .33
    Discontinued operations (a)               (.39)           .89            (.23)          (.25)           .49
      Total                             $     1.77     $     1.40      $     1.10     $      .18     $      .82

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK - ASSUMING DILUTION:
    Continuing operations (a)           $     2.03     $      .44      $     1.16     $      .38     $      .33
    Discontinued operations (a)               (.29)           .98             .01           (.05)           .49
      Total                             $     1.74     $     1.42      $     1.17     $      .33     $      .82

TOTAL ASSETS (a)                        $2,493,043     $1,985,631      $1,904,655     $1,869,198     $1,574,293

LONG-TERM OBLIGATIONS AND
  REDEEMABLE PREFERRED STOCK (a)        $  430,183     $  354,457      $  461,521     $  449,717     $  406,512

DIVIDENDS PER SHARE OF COMMON
  STOCK                                 $      .42     $      .52      $      .52     $      .52     $      .46

(a)  Amounts for the years ended prior to December 31, 1997 have been restated to reflect Energy's natural gas related services business as discontinued operations pursuant to the Restructuring.
(b)  Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING

     On July 31, 1997, Valero Energy Corporation ("Energy") completed the spin-off of its refining and marketing subsidiary, Valero Refining and Marketing Company, to its shareholders and the merger of its natural gas related services business with PG&E Corporation ("PG&E")(collectively referred to as the "Restructuring"). Upon completion of the Restructuring, Valero Refining and Marketing Company was renamed Valero Energy Corporation ("Valero," and together with its consolidated subsidiaries, the "Company") and is listed on the New York Stock Exchange under the symbol "VLO." The Restructuring was the result of a management recommendation announced in November 1996 to pursue strategic alternatives involving Energy's principal business activities. See Note 1 of Notes to Consolidated Financial Statements for additional information about the Restructuring.

     For financial reporting purposes under the federal securities laws, Valero is a "successor registrant" to Energy. As a result, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included elsewhere herein reflect Energy's natural gas related services business as discontinued operations of the Company. As the context requires, references to "Energy" are to (i) Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for all periods prior to the close of business on July 31, 1997, the effective date of the Restructuring, and (ii) the natural gas related services business which was merged with PG&E for all periods subsequent to July 31, 1997. The following review of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and the notes thereto of the Company presented on pages 30 to 64.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the period ending December 31, 1997. This statement supersedes APB Opinion No. 15, "Earnings per Share," and related interpretations and establishes new standards for computing and presenting earnings per share, requiring a dual presentation for companies with complex capital structures. In accordance with this new statement, the Company has presented basic and diluted earnings per share on the face of the accompanying Consolidated Statements of Income. References to "per share" amounts in the following discussion of Results of Operations are to basic earnings per share.

FORWARD-LOOKING STATEMENTS

     The following discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's residual oil ("resid") feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement the cost reductions and operational changes related to, and realize the various assumptions and efficiencies projected for, the operation of the Texas City, Houston and Krotz Springs refineries; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation; and changes in the credit ratings assigned to the Company's debt securities and trade credit.
Certain of these risk factors are more fully discussed in the Company's
Form S-1 registration statement filed with the Securities and Exchange Commission on May 13, 1997 ("Form S-1"). The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL AND OPERATING HIGHLIGHTS

     The following are the Company's financial and operating highlights for each of the three years in the period ended December 31, 1997. Amounts for 1996 and 1995 have been restated to reflect Energy's natural gas related services business as discontinued operations pursuant to the Restructuring. The amounts in the following table are in thousands of dollars, unless otherwise noted:


                                                                   Year Ended December 31,
                                                          1997 (1)         1996              1995
Operating revenues                                    $5,756,220         $2,757,853      $1,772,638

Operating income (loss):
  Refining and marketing                              $  254,896         $  118,192      $  150,300
  Administrative expenses                                (43,862)           (28,444)        (26,545)
      Total                                           $  211,034         $   89,748      $  123,755

Loss on investment in Proesa joint venture            $     -            $  (19,549)     $      -
Other income, net                                     $    6,978         $    7,418      $    5,876
Interest and debt expense, net                        $  (42,455)        $  (38,534)     $  (40,935)
Income from continuing operations                     $  111,768         $   22,472      $   58,242
Income (loss) from discontinued operations,
    net of income taxes                               $  (15,672)        $   50,229      $    1,596
Net income                                            $   96,096         $   72,701      $   59,838
Net income applicable to common stock                 $   91,504         $   61,374      $   48,020

Earnings (loss) per share of common stock:
  Continuing operations                               $     2.16         $      .51      $     1.33
  Discontinued operations                                   (.39)               .89            (.23)
    Total                                             $     1.77         $     1.40      $     1.10

Earnings (loss) per share of common stock -
  assuming dilution:
    Continuing operations                             $     2.03         $      .44      $     1.16
    Discontinued operations                                 (.29)               .98             .01
      Total                                           $     1.74         $     1.42      $     1.17

Earnings before interest, taxes, depreciation
  and amortization ("EBITDA")                         $  313,025         $  164,958      $  214,318
Ratio of EBITDA to interest expense (2)                      7.1x               4.0x            4.8x

Operating statistics:
 Corpus Christi refinery:
    Throughput volumes (Mbbls per day)                       180                170             160
    Operating cost per barrel                         $     3.34         $     3.29      $     3.34
  Texas City/Houston/Krotz Springs refineries:
    Throughput volumes (Mbbls per day) (3)                   315               N/A            N/A
    Operating cost per barrel (3)                     $     2.30               N/A            N/A
  Sales volumes (Mbbls per day)                              630                291             231
  Average throughput margin per barrel                $     4.64          $    5.29      $     6.25

(1) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.
(2)  Interest expense includes $18,164, $30,642 and $34,362 for 1997, 1996 and
     1995, respectively, of interest on corporate debt that was allocated to continuing operations (see Note 3 of Notes to Consolidated Financial Statements).
(3)  1997 amounts are for the eight months ended December 31, 1997.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

  General

     The Company reported income from continuing operations of $111.8 million, or $2.16 per share, for the year ended December 31, 1997 compared to $22.5 million, or $.51 per share, for the year ended December 31, 1996. For the fourth quarter of 1997, income from continuing operations was $12.4 million, or $.22 per share, compared to a loss from continuing operations of $5.3 million, or $.12 per share, for the fourth quarter of 1996. Results from discontinued operations were a loss of $15.7 million, or $.39 per share, for the seven months ended July 31, 1997, and income of $24.1 million, or $.49 per share, and $50.2 million, or $.89 per share, for the quarter and year ended December 31, 1996, respectively. In determining earnings per share, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

     The May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries (individually, the "Texas City Refinery," the "Houston Refinery" and the "Krotz Springs Refinery"), which were acquired from Salomon Inc in connection with the purchase of Basis Petroleum, Inc. ("Basis")(see Note 4 of Notes to Consolidated Financial Statements), added significantly to the Company's 1997 results. Income from continuing operations and related earnings per share increased significantly during 1997 compared to 1996 due primarily to an increase in operating income, partially offset by an increase in income tax expense. In addition, fourth quarter and total year results for 1996 were negatively impacted by a $19.5 million pre-tax loss resulting from the write-off of the Company's investment in its joint venture project to design, construct and operate a plant in Mexico to produce methyl tertiary butyl ether ("MTBE"). This loss reduced results from continuing operations for such periods by approximately $.29 per share.

Operating Revenues

     Operating revenues increased $3 billion, or 109%, to $5.8 billion during 1997 compared to 1996 due to a 116% increase in average daily sales volumes resulting primarily from additional throughput volumes attributable to the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries. Also contributing, to a lesser extent, to the increase in sales volumes was an increase in marketing activities and a 6% increase in throughput volumes at the Company's Corpus Christi refinery ("Corpus Christi Refinery") resulting from, among other things, various unit capacity expansions completed in late 1996 and 1997 and less unit downtime experienced in 1997 compared to 1996.

Operating Income

     Operating income increased $121.3 million, or 135%, to $211 million during 1997 compared to 1996 due to an approximate $84 million contribution from the operations related to the Texas City, Houston and Krotz Springs refineries, and to an approximate $67 million increase in total throughput margins for the operations related to the Corpus Christi Refinery. Partially offsetting these increases in operating income were an approximate
$15 million increase in operating costs at the Corpus Christi Refinery (explained below) and an approximate $15 million increase in administrative expenses resulting primarily from higher employee-related costs, including the effect of additional personnel resulting from the acquisition of Basis in May 1997. Total throughput margins for the operations related to the Corpus Christi Refinery increased during 1997 compared to 1996 due to a substantial improvement in the price differential between conventional gasoline and crude oil, higher oxygenate margins resulting primarily from a decrease in methanol feedstock costs as a result of lower production costs at the Company's joint venture methanol plant in Clear Lake, Texas ("Clear Lake Methanol Plant"), and higher premiums on sales of reformulated gasoline and petrochemical feedstocks, including a substantial benefit from the sale of mixed xylenes produced from the xylene fractionation unit that was placed in service at the Corpus Christi Refinery in January 1997. Total throughput margins for the operations related to the Corpus Christi Refinery were also higher in 1997 due to less unit downtime compared to 1996 as described below. The increases resulting from these factors were partially offset by lower discounts on purchases of resid feedstocks during the last nine months of the year due to high demand for resid in the Far East and a decrease in crude oil prices. The $15 million, or 7%, increase in operating costs at the Corpus Christi Refinery was due primarily to increases in maintenance and employee-related costs, incremental costs associated with the xylene fractionation unit, and higher variable costs resulting from the above noted increase in throughput volumes. However, due to such increase in throughput volumes, operating costs per barrel at the Corpus Christi Refinery increased only 2%.

     At the Corpus Christi Refinery, turnarounds of the crude and vacuum units were completed in April 1997 which increased the crude unit's capacity by approximately 8,000 barrels per day. Also, in the second quarter of 1997, the heavy oil cracking unit ("HOC") was shut down for approximately 14 days as a result of various unit malfunctions. In 1996, a maintenance turnaround and a catalyst change for the hydrodesulfurization ("HDS") unit were completed in July, a turnaround of the MTBE Plant was completed in September during which its capacity was increased by approximately 1,500 barrels per day, and turnarounds of the hydrocracker and naphtha reformer units were completed in December. Also, in the 1996 second quarter, two power outages resulted in reduced run rates for several units. In addition, the Clear Lake Methanol Plant was out of service for approximately three months beginning in December 1996 as a result of an explosion that occurred as the plant was being shut down for repairs. At the Texas City Refinery, a turnaround and catalyst change for the residfiner unit was completed in July 1997. At the Houston Refinery, the fluid catalytic cracking unit ("FCC Unit") was shut down for repairs for approximately 11 days in the 1997 second quarter and approximately 14 days in December 1997, during which times minor turnarounds were completed. See "Outlook" for a discussion of maintenance turnarounds scheduled at the Company's refineries in 1998.

     The Company enters into various exchange-traded and over-the-counter financial instrument contracts with third parties to manage price risk associated with refining feedstock and fuel purchases, refined product inventories and refining operating margins. Although such activities are intended to limit the Company's exposure to loss during periods of declining margins, such activities could tend to reduce the Company's participation in rising margins. In 1997 and 1996, the effect of hedging activities on refining throughput margins was not significant. In 1996, the Company reduced its operating costs by approximately $2.8 million as a result of hedges on refining natural gas fuel requirements. The effect of such hedging activities on operating costs in 1997 was not significant. See
Note 2 under "Price Risk Management Activities" and Note 7 of Notes to Consolidated Financial Statements.

  Net Interest and Debt Expense

     Net interest and debt expense increased $3.9 million, or 10%, to $42.4 million during 1997 compared to 1996 due primarily to interest on bank borrowings related to the acquisition of Basis and to the special pre-Distribution dividend paid to Energy described in Note 1 of Notes to Consolidated Financial Statements. The increase in net interest and debt expense resulting from these factors was partially offset by a $12.5 million decrease in interest expense on allocated corporate debt (see Notes 3 and 6 of Notes to Consolidated Financial Statements), and by a reduction in bank borrowings resulting from cash provided by operations subsequent to the Restructuring.

Income Tax  Expense

     Income tax expense increased $47.2 million to $63.8 million during 1997 compared to 1996 due primarily to higher pre-tax income from continuing operations.

Discontinued Operations

     The loss from discontinued operations in 1997 of $15.7 million (net of an income tax benefit of $8.9 million), or $.39 per share, reflected the net loss of Energy's natural gas related services business for the seven months ended July 31, 1997, prior to consummation of the Restructuring. Income from discontinued operations in 1996 of $50.2 million (net of income tax expense of $24.4 million), or $.89 per share, reflected the net income of Energy's natural gas related services business for all of such year. See Note 3 of Notes to Consolidated Financial Statements for additional information.

1996 COMPARED TO 1995

  General

     The Company reported income from continuing operations of $22.5 million, or $.51 per share, for the year ended December 31, 1996 compared to
$58.2 million, or $1.33 per share, for the year ended December 31, 1995.
For the fourth quarter of 1996, the Company reported a loss from continuing operations of $5.3 million, or $.12 per share, compared to income from continuing operations of $11.1 million, or $.25 per share, for the fourth quarter of 1995. Results from discontinued operations were income of
$24.1 million, or $.49 per share, and $50.2 million, or $.89 per share, for the quarter and year ended December 31, 1996, respectively, and income
(loss) of $1.8 million, or $(.02) per share, and $1.6 million, or $(.23)
per share, for the quarter and year ended December 31, 1995.   In determining
earnings per share for the 1996 and 1995 periods, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

     Income from continuing operations and related earnings per share decreased during the 1996 fourth quarter and total year compared to the same periods in 1995 due primarily to a decrease in refining and marketing operating income, and a $19.5 million pre-tax loss recorded in the fourth quarter of 1996 resulting from the write-off of the Company's investment in its Mexico MTBE project which reduced results from continuing operations by approximately $.29 per share.

  Operating Revenues

     Operating revenues increased $807.1 million, or 41%, to $2.8 billion during 1996 compared to 1995 due primarily to a 26% increase in sales volumes and a 12% increase in the average sales price per barrel. The increase in sales volumes was due primarily to increased volumes from trading and rack marketing activities, and a 6% increase in average daily throughput volumes at the Corpus Christi Refinery resulting from various unit improvements and enhancements made during 1995 and a reduced impact on production due to unit turnarounds which occurred in 1996 compared to 1995, partially offset by the effects of two second quarter 1996 power outages.
The average sales price per barrel increased due primarily to higher gasoline and distillate prices which generally followed an increase in crude oil prices during 1996.

  Operating Income

     Operating income decreased $34 million, or 27%, to $89.7 million during 1996 compared to 1995 due primarily to a decrease in total throughput margins and higher operating costs. The decrease in total throughput margins was due primarily to lower oxygenate margins resulting from higher butane feedstock costs, particularly in the fourth quarter, lower margins on sales of petrochemical feedstocks, and decreased results from price risk management activities. These decreases in throughput margins were partially offset by the increase in throughput volumes noted above in the discussion of operating revenues, higher distillate margins, and an improvement in discounts on purchases of resid feedstocks. Operating expenses increased due primarily to costs associated with the Clear Lake Methanol Plant which was placed in service in late August 1995 and higher variable costs resulting from increased throughput at the Corpus Christi Refinery.

     In 1996, refining throughput margins were reduced by $1.2 million as a result of hedging activities compared to a $12.8 million benefit in 1995. The 1995 benefit resulted primarily from favorable price swap contracts on methanol, as methanol prices dropped by over 70% during that year. In 1996 and 1995, the Company reduced its operating costs by $2.8 million and $1 million, respectively, as a result of hedges on refining natural gas fuel requirements.

Net Interest and Debt Expense

     Net interest and debt expense decreased $2.4 million to $38.5 million during 1996 compared to 1995 due primarily to a decrease in bank borrowings.

Income Tax  Expense

     Income tax expense decreased $13.8 million in 1996 compared to 1995 due primarily to lower pre-tax income.

Discontinued Operations

     Income from discontinued operations in 1996 of $50.2 million (net of income tax expense of $24.4 million), or $.89 per share, and in 1995 of $1.6 million (net of income tax expense of $4.8 million), or a loss of $.23 per share, reflected the net income of Energy's natural gas related services business for all of such years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

OUTLOOK

     Over the next few years, the Company anticipates a moderate improvement in refining margins due to tightening refining capacity. Increased demand for light products is expected to outpace capacity additions due to slow growth in capacity additions resulting from poor margins experienced in recent years. Excess conversion capacity triggered by enhanced conversion capacity projects in the early to mid-1990's has now been fully absorbed, and any such projects currently planned will not keep pace with an expected increase in the supply of heavy crudes resulting from increased Middle East and Latin American production. As a result, the spread between light and heavy crudes is expected to increase. The quantity and quality of resid feedstock is expected to decrease as conversion capacity expansions come on-line in the Middle East and Asia.

     Domestic gasoline demand, which increased 2.5% in 1997 versus only 1% in 1996, is expected to continue to improve due to a strong economy and the trend in recent years toward less fuel-efficient vehicles. Demand for clean-burning fuels, such as RFG, is expected to continue to increase resulting from the worldwide movement to reduce lead in gasoline. The demand for RFG increased to 32.5% of the total demand for gasoline in the U.S. in 1997, up from 30.3% in 1996, primarily due to the full-year effect of the implementation in 1996 of the requirement for the use of Phase II RFG in California and the opt-in to RFG by Phoenix in the summer of 1997. The increasing demand for clean-burning fuels should sustain a strong demand for oxygenates such as MTBE.

     Certain initiatives have been presented in California which would restrict or potentially ban the use of MTBE as a gasoline component.
Based on available information, the Company believes that numerous scientific studies commissioned by the EPA, CARB, and others will result in defeat of these initiatives. However, if MTBE were to be restricted or banned, the Company believes that its MTBE-producing facility could be modified to produce a product similar to alkylate or other petrochemicals.

     The Company expects a continuation of the recent industry consolidations through mergers and acquisitions, making for a more competitive business environment while providing the Company with opportunities to expand its operations. Beginning in 1998, the Company expects to undertake a capital expansion program to increase the throughput capacity of its refinery facilities by approximately 140,000 barrels per day, and increase the operational flexibility of the refineries. The majority of such program is anticipated to be performed in 1999 during scheduled maintenance turnarounds.

     The Company's turnaround schedule for 1998 is light.  During
January 1998, catalyst change-outs in the HDS unit and the hydrocracker/reformer complex, as well as a maintenance turnaround of the MTBE Plant, were completed at the Corpus Christi Refinery. A catalyst change in the residfiner at the Texas City Refinery is currently scheduled to begin in late March 1998. During 1999, maintenance turnarounds for most of the Company's major refining units are planned. Such turnarounds are scheduled to occur early in the first quarter and in the fourth quarter when refining margins are historically low so as to minimize the impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by continuing operations increased $76.2 million to $196.6 million during 1997 compared to 1996 due to the increase in income from continuing operations discussed above under "Results of Operations," partially offset by the changes in current assets and current liabilities detailed in Note 2 of Notes to Consolidated Financial Statements under "Statements of Cash Flows." Included in the changes in current assets and current liabilities for 1997 was a substantial decrease in accounts payable offset to a large extent by decreases in accounts receivable and inventories. Accounts payable and accounts receivable decreased in 1997 due to lower commodity prices. In 1996, inventories increased due to increased wholesale marketing activities for the operations related to the Corpus Christi Refinery. The inventory increase in 1996 was almost entirely offset by the net change in accounts receivable and accounts payable, both of which increased due to higher commodity prices and increased purchase and sales volumes. During 1997, cash provided by operating activities, along with net proceeds from bank and other borrowings (see Note 6 of Notes to Consolidated Financial Statements), and issuances of common stock related to Energy's benefit plans totaled approximately $748 million. These funds were utilized to acquire Basis, fund capital expenditures and deferred turnaround and catalyst costs, pay common and preferred stock dividends, pay a special dividend to Energy and settle the intercompany note balance with Energy pursuant to the Distribution Agreement (see Note 1 of Notes to Consolidated Financial Statements), purchase treasury stock, and redeem the remaining outstanding shares of Energy's Series A Preferred Stock (see Note 8 of Notes to Consolidated Financial Statements).

     The Company currently maintains a five-year, unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test, none of which are expected to limit the Company's ability to operate in the ordinary course of business. As of December 31, 1997, the Company had approximately $558 million available under this committed bank credit facility for additional borrowings and letters of credit. The Company also has numerous uncommitted short-term bank credit facilities, along with several uncommitted letter of credit facilities. As of December 31, 1997, a minimum of $120 million and a maximum of $313 million were available for additional borrowings under the short-term bank credit facilities, and approximately $232 million was available for additional letters of credit under the uncommitted letter of credit facilities. As of December 31, 1997, the Company's debt to capitalization ratio was 32.3%. The Company was in compliance with all covenants contained in its bank credit and letter of credit facilities, and other debt facilities noted below, as of December 31, 1997. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     During 1997, the Company undertook various initiatives to lower its future interest payments and increase its financial flexibility. In
April 1997, the Company refinanced $98.5 million principal amount of 10 1/4% to 10 5/8% tax-exempt industrial revenue bonds, which had due dates ranging from 2008 to 2017, with $98.5 million of variable rate tax-exempt industrial revenue bonds which have due dates ranging from 2009 to 2027. These bonds bore interest at rates ranging from 3.65% to 3.95% as of December 31, 1997. In May 1997, the Company issued
$25 million of new variable rate tax-exempt industrial revenue bonds due in 2031 and used the proceeds to reduce bank borrowings. These bonds bore interest at 3.8% as of December 31, 1997. In addition, in December 1997, the Company issued $150 million principal amount of notes ("Notes") at an effective interest rate of 5.86% over the initial five years of their term, also using the proceeds to reduce bank borrowings. If the 30-year Treasury rate has decreased below 6.13% at the end of five years from the date of issuance of the Notes, a third party will likely exercise its option to purchase the Notes and the term of the Notes will be extended thirty years at 6.13% plus the Company's prevailing credit spread. If at the end of five years from the date of issuance of the Notes, the 30-year Treasury rate is higher than 6.13% and as a result the third party does not exercise its purchase option, then the Company will be required to repurchase the Notes at par. See Note 6 of Notes to Consolidated Financial Statements.

     In order to reduce the Company's exposure to increases in interest rates, in January 1998, the Company's Board of Directors approved the commencement of efforts to convert the interest rates on the Company's $123.5 million of outstanding industrial revenue bonds from variable rates to fixed rates. At the same time, the Board approved the issuance of an additional $25 million of tax-exempt industrial revenue bonds at a fixed interest rate and the issuance of up to $43.5 million of taxable industrial revenue bonds at variable interest rates, both of which are expected to mature in the year 2032. The $43.5 million of variable rate bonds will be supported by a letter of credit issued under the Company's $835 million revolving bank credit facility. The letters of credit issued under such facility and associated with the above noted $123.5 million of outstanding tax-exempt bonds will be released upon conversion of the interest rates from variable to fixed. The interest rate conversion of the outstanding bonds and the issuance of the new bonds are expected to be completed by the end of the first quarter of 1998.

     As described in Note 4 of Notes to Consolidated Financial Statements, Energy acquired the outstanding common stock of Basis on May 1, 1997 for approximately $356 million in cash, funded with borrowings under Energy's bank credit facilities, and Energy common stock which had a fair market value of $114 million on the date of issuance. Although Basis incurred significant operating losses during 1995 and 1996, the Texas City, Houston and Krotz Springs refineries and related marketing operations were able to contribute approximately $84 million to the Company's operating income for the months of May through December 1997, as described above under "Results of Operations." The achievement of such results was due to, among other things, refinery upgrading projects completed both prior to and after the acquisition, favorable market conditions which existed throughout much of the year, a reduction in depreciation and amortization expense due to the acquisition cost of Basis being less than its net book value, and a reduction in operating and overhead costs through various operational and personnel-related changes implemented by the Company. The Company believes that the operations related to the Texas City, Houston and Krotz Springs refineries will continue to benefit the Company's consolidated cash flow and earnings.

     During 1997, the Company expended, exclusive of the Basis acquisition cost, approximately $133 million for capital investments, including capital expenditures of $122 million and deferred turnaround and catalyst costs of $11 million. Of the total capital investment amount, $80 million related to continuing refining and marketing operations while $53 million related to the discontinued natural gas related services operations. Included in the refining and marketing amount was approximately $21 million related to the Texas City, Houston and Krotz Springs refineries for expenditures during the months of May through December. For 1998, the Company currently expects to incur approximately $175 to $225 million for capital investments, including approximately $40 to $50 million for deferred turnaround and catalyst costs.

     Dividends on the Company's Common Stock are considered quarterly by the Company's Board of Directors, and may be paid only when approved by the Board. Prior to the Restructuring, Energy declared dividends on its common stock of $.13 per share during each of the first two quarters of 1997. Following the Restructuring, the Company declared dividends of $.08 per common share during each of the last two quarters of 1997 and the first quarter of 1998. Because appropriate levels of dividends are determined by the Board on the basis of earnings and cash flows, the Company cannot assure the continuation of Common Stock dividends at any particular level.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for the new issuances of industrial revenue bonds described above and borrowings under bank credit agreements, the Company has no specific financing plans as of the date hereof to increase the amount of debt outstanding.

     The Company's refining and marketing operations have a concentration of customers in the oil refining industry and spot and retail gasoline markets. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers in such industry and markets may be similarly affected by changes in economic or other conditions. However, the Company believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, the Company has not had any significant problems collecting its accounts receivable. The Company's accounts receivable are not collateralized.

     The Company's refining and marketing operations are subject to environmental regulation at the federal, state and local levels. Capital expenditures for environmental control and protection for its refining and marketing operations totaled approximately $15 million in 1997 and are expected to be approximately $21 million in 1998. These amounts are exclusive of any amounts related to constructed facilities for which the portion of expenditures relating to environmental requirements is not determinable. The Corpus Christi Refinery was completed in 1984 under more stringent environmental requirements than many existing United States refineries, which are older and were built before such environmental regulations were enacted. As a result, the Company believes that it will be able to more easily comply with present and future environmental legislation with respect to such facility. Within the next several years, all U.S. refineries must obtain federal operating permits under provisions of the Clean Air Act Amendments of 1990 (the "Clean Air Act"). As new rules are promulgated under the Clean Air Act, the recently acquired Texas City, Houston and Krotz Springs refineries will require additional capital investments to upgrade some of their pollution control technology. The Refinery MACT II (Maximum Available Control Technology) standards are anticipated to be published in proposed form during the second quarter of 1998. These rules will require refiners to control toxic emissions from fluid catalytic crackers, sulfur recovery units, and reformers.
Once the proposed rules are published, the Company will be able to determine what, if any, capital improvements will be required at the Texas City, Houston and Krotz Springs refineries. The final MACT II rules are anticipated to be published in late 1998 with a three year compliance schedule to install pollution control technology. The estimated amount of 1998 environmental expenditures noted above includes amounts for pollution control equipment installation at the Texas City, Houston and Krotz Springs refineries. Sulfur plant modifications are not anticipated for the Corpus Christi or Texas City refineries; however, depending on the outcome of the MACT II rules, sulfur plant control may be necessary for the Houston and Krotz Springs refineries. The Clean Air Act is not expected to have any significant adverse impact on the Company's operations and the Company does not anticipate that it will be necessary to expend any material amounts in 1998 in addition to those mentioned above for environmental control and protection. The Company is not aware of any material environmental remediation costs related to its operations. See Notes 4 and 15 of Notes to Consolidated Financial Statements for information regarding the settlement of certain of Salomon's contingent environmental obligations for which it was liable in connection with the Company's acquisition of Basis.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. This statement becomes effective for the Company's financial statements beginning in 1998 and requires that a total for comprehensive income be reported in interim period financial statements issued to shareholders. Based on current accounting standards, the adoption of this statement is not expected to impact the Company's consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the year ended December 31, 1998 at which time restatement of prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required. The adoption of this statement is not expected to impact the Company's consolidated financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement becomes effective for the Company's financial statement disclosures beginning in 1998 and requires restatement of prior period disclosures presented for comparative purposes unless the information is not readily available.

     The FASB had previously issued in February 1997 SFAS No. 128, "Earnings per Share," (discussed above) and SFAS No. 129, "Disclosure of Information about Capital Structure," both of which became effective for the Company's financial statements beginning with the period ending December 31, 1997.
As the purpose of SFAS No. 129 was primarily to consolidate certain disclosure requirements previously contained in other pronouncements with which the Company was already in compliance, the adoption of this statement had no effect on the Company's accompanying consolidated financial statements.

YEAR 2000 COMPUTER ISSUES

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

     In late 1996, the Company began the implementation of new client/server based systems which will run substantially all of the Company's principal data processing and financial reporting software applications. These new systems are Year 2000 compliant and are expected to be completed by the end of 1998. The Company is also currently evaluating the computerized production equipment at its refineries to ensure that the transition to the Year 2000 will not disrupt the Company's processing capabilities. In addition, the Company intends to communicate with, and evaluate the systems of, its customers, suppliers, financial institutions and others with which it does business to identify any Year 2000 issues. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 problem will have a material adverse effect on the operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

ITEM 8. FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Valero Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Antonio, Texas
February 14, 1998


                        VALERO ENERGY CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                (Thousands of Dollars)
                                                                                         December 31,
                                                                                  1997             1996
        A S S E T S
CURRENT ASSETS:
  Cash and temporary cash investments                                        $    9,935        $       10
  Receivables, less allowance for doubtful accounts of
    $1,275 (1997) and $975 (1996)                                               366,315           162,457
  Inventories                                                                   369,355           159,871
  Current deferred income tax assets                                             17,155            17,587
  Prepaid expenses and other                                                     26,265            11,924
                                                                                789,025           351,849
PROPERTY, PLANT AND EQUIPMENT - including construction in
  progress of $66,636 (1997) and $21,728 (1996), at cost                      2,132,489         1,712,334
    Less:  Accumulated depreciation                                             539,956           480,124
                                                                              1,592,533         1,232,210

NET ASSETS OF DISCONTINUED OPERATIONS                                             -               280,515

DEFERRED CHARGES AND OTHER ASSETS                                               111,485           121,057
                                                                             $2,493,043        $1,985,631

 L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Short-term debt                                                           $   122,000        $   57,728
  Current maturities of long-term debt                                            -                26,037
  Accounts payable                                                              414,305           191,555
  Accrued expenses                                                               60,979            25,264
                                                                                597,284           300,584

LONG-TERM DEBT, less current maturities                                         430,183           353,307

DEFERRED INCOME TAXES                                                           256,858           224,548

DEFERRED CREDITS AND OTHER LIABILITIES                                           49,877            30,217

REDEEMABLE PREFERRED STOCK, SERIES A, issued 1,150,000 shares,
  outstanding -0- (1997) and 11,500 (1996) shares                                  -                1,150

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 (1997) and $1 (1996) par value -
    20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        -0- (1997) and 3,450,000 (1996) shares                                    -                 3,450
  Common stock, $.01 (1997) and $1 (1996) par value -
    150,000,000 shares authorized; issued 56,136,032 (1997)
    and 44,185,513 (1996) shares                                                    561            44,186
  Additional paid-in capital                                                  1,110,654           540,133
  Unearned Valero Employees' Stock Ownership Plan Compensation                     -               (8,783)
  Retained earnings                                                              47,626           496,839
                                                                              1,158,841         1,075,825
                                                                             $2,493,043        $1,985,631


                                VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars, Except Per Share Amounts)



                                                            Year Ended December 31,
                                                    1997                 1996             1995
OPERATING REVENUES                               $5,756,220           $2,757,853      $1,772,638

COSTS AND EXPENSES:
  Cost of sales and operating expenses            5,426,438            2,581,836       1,560,324
  Selling and administrative expenses                53,573               31,248          31,392
  Depreciation expense                               65,175               55,021          57,167
    Total                                         5,545,186            2,668,105       1,648,883

OPERATING INCOME                                    211,034               89,748         123,755

LOSS ON INVESTMENT IN PROESA JOINT VENTURE             -                 (19,549)           -

OTHER INCOME, NET                                     6,978                7,418           5,876

INTEREST AND DEBT EXPENSE:
  Incurred                                          (44,150)             (41,418)        (45,052)
  Capitalized                                         1,695                2,884           4,117

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                               175,557               39,083          88,696

INCOME TAX EXPENSE                                   63,789               16,611          30,454

INCOME FROM CONTINUING OPERATIONS                   111,768               22,472          58,242

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX EXPENSE (BENEFIT) OF
  $(8,889), $24,389 AND $4,846, RESPECTIVELY        (15,672)              50,229           1,596

NET INCOME                                           96,096               72,701          59,838
  Less:  Preferred stock dividend requirements
         and redemption premium                       4,592               11,327          11,818

NET INCOME APPLICABLE TO COMMON STOCK            $   91,504           $   61,374       $  48,020

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations                          $     2.16           $      .51       $    1.33
  Discontinued operations                              (.39)                 .89            (.23)
    Total                                        $     1.77           $     1.40       $    1.10
  Weighted average common shares outstanding
     (in thousands)                                  51,662               43,926          43,652

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
ASSUMING DILUTION:
  Continuing operations                          $     2.03            $     .44        $   1.16
  Discontinued operations                              (.29)                 .98             .01
    Total                                        $     1.74            $    1.42        $   1.17
  Weighted average common shares outstanding
    (in thousands)                                   55,129               50,777          50,243

DIVIDENDS PER SHARE OF COMMON STOCK              $      .42            $     .52        $    .52




                    VALERO ENERGY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                            (Thousands of Dollars)


                              Convertible   Number of             Additional    Unearned
                               Preferred     Common     Common     Paid-in       VESOP        Retained    Treasury
                                 Stock       Shares      Stock     Capital    Compensation    Earnings      Stock
BALANCE, December 31, 1994      $3,450    43,463,869    $43,464    $  536,613   $(13,706)     $433,059     $    -
  Net income                        -             -          -             -          -         59,838          -
  Dividends on Series A
    Preferred Stock                 -             -          -             -          -         (1,075)         -
  Dividends on Convertible
    Preferred Stock                 -             -          -             -          -        (10,781)         -
  Dividends on Common Stock         -             -          -             -          -        (22,698)         -
  Valero Employees' Stock
    Ownership Plan
    compensation earned             -             -          -             -       2,388           -            -
  Deficiency payment tax effect     -             -          -         (9,106)        -            -            -
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other           -        275,511        275         2,670         -            -         (178)

BALANCE, December 31, 1995       3,450    43,739,380     43,739       530,177    (11,318)      458,343       (178)
  Net income                        -             -          -             -          -         72,701         -
  Dividends on Series A
    Preferred Stock                 -             -          -             -          -           (587)        -
  Dividends on Convertible
    Preferred Stock                 -             -          -             -          -        (10,781)        -
  Dividends on Common Stock         -             -          -             -          -        (22,837)        -
  Valero Employees' Stock
    Ownership Plan
    compensation earned             -             -          -             -       2,535            -          -
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other           -        446,133        447        9,956          -             -          178

BALANCE, December 31, 1996       3,450    44,185,513     44,186      540,133      (8,783)      496,839          -
  Net income                        -             -          -            -           -         96,096          -
  Dividends on Series A
   Preferred Stock                  -             -          -            -           -            (32)         -
  Dividends on Convertible
    Preferred Stock                 -             -          -            -           -         (5,387)         -
  Dividends on Common Stock         -             -          -            -           -        (21,031)         -
  Redemption/conversion of
    Convertible Preferred Stock (3,450)    6,377,432      6,377       (3,116)         -             -           -

  Special spin-off dividend
    to Energy                       -             -          -      (210,000)         -             -            -
  Recapitalization pursuant to
    the Restructuring               -             -     (55,533)     622,500          -       (518,859)          -
  Issuance of Common Stock in
    connection with acquisition
    of Basis Petroleum, Inc.        -      3,429,796      3,430      110,570          -             -            -
  Valero Employees' Stock Ownership
    Plan compensation earned        -             -          -            -        8,783            -            -
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other           -      2,143,291      2,101       50,567          -             -            -

BALANCE, December 31, 1997      $   -     56,136,032   $    561   $1,110,654     $    -      $  47,626      $    -

                      VALERO ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands of Dollars)

                                                                          Year Ended December 31,
                                                                      1997          1996           1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations                             $  111,768   $  22,472      $  58,242
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
         Depreciation expense                                          65,175      55,021         57,167
         Loss on investment in Proesa joint venture                      -         19,549           -
         Amortization of deferred charges and other, net               27,252      28,485         25,426
         Changes in current assets and current liabilities            (32,113)     (7,796)         2,358
         Deferred income tax expense                                   32,827       8,969         29,217
         Changes in deferred items and other, net                      (8,264)     (6,246)        (6,479)
           Net cash provided by continuing operations                 196,645     120,454        165,931
           Net cash provided by discontinued operations                24,452     126,054            792
             Net cash provided by operating activities                221,097     246,508        166,723

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures:
       Continuing operations                                          (69,284)    (59,412)       (89,395)
       Discontinued operations                                        (52,674)    (69,041)       (35,224)
     Deferred turnaround and catalyst costs                           (10,860)    (36,389)       (35,590)
     Acquisition of Basis Petroleum, Inc.                            (355,595)        -              -
     Investment in and advances to joint ventures, net                  1,400       1,197         (2,018)
     Dispositions of property, plant and equipment                         28          93             49
     Other, net                                                           265       1,388         (1,226)
       Net cash used in investing activities                         (486,720)   (162,164)      (163,404)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term debt, net                                 155,088      57,728           -
     Long-term borrowings                                           1,530,809      44,427        366,095
     Long-term debt reduction                                      (1,217,668)   (153,772)      (335,816)
     Special spin-off dividend, including intercompany
        note settlement                                              (214,653)       -              -
     Common stock dividends                                           (21,031)    (22,837)       (22,698)
     Preferred stock dividends                                         (5,419)    (11,368)       (11,856)
     Issuance of common stock                                          59,054      11,225          6,129
     Purchase of treasury stock                                        (9,293)     (4,000)        (4,445)
     Redemption of preferred stock                                     (1,339)     (5,750)        (5,750)
       Net cash provided by (used in) financing activities            275,548     (84,347)        (8,341)

   NET INCREASE (DECREASE) IN CASH AND TEMPORARY
     CASH INVESTMENTS                                                   9,925          (3)        (5,022)

   CASH AND TEMPORARY CASH INVESTMENTS AT
     BEGINNING OF PERIOD                                                   10          13          5,035

   CASH AND TEMPORARY CASH INVESTMENTS AT
     END OF PERIOD                                               $      9,935    $     10      $      13


                     VALERO ENERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  RESTRUCTURING

      In the discussion below and Notes that follow, the "Company" refers to Valero Energy Corporation ("Valero") and its consolidated subsidiaries. Valero was formerly known as Valero Refining and Marketing Company prior to the Restructuring described below. Upon completion of the Restructuring, Valero Refining and Marketing Company was renamed Valero Energy Corporation. "Energy" refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to the Restructuring, and to the natural gas related services business of Energy for periods subsequent to the Restructuring.

     On July 31, 1997, pursuant to an agreement and plan of distribution between Energy and Valero (the "Distribution Agreement"), Energy spun off Valero to Energy's stockholders by distributing all of Valero's $.01 par value common stock ("Common Stock") on a share for share basis to holders of record of Energy common stock at the close of business on such date
(the "Distribution"). Immediately after the Distribution, Energy merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E") (the "Merger"). The Distribution and the Merger (collectively referred to as the "Restructuring") were approved by Energy's stockholders at Energy's annual meeting of stockholders held on June 18, 1997 and, in the opinion of Energy's outside counsel, were tax-free transactions. Regulatory approval of the Merger was received from the Federal Energy Regulatory Commission (the "FERC") on July 16, 1997. Upon completion of the Restructuring, Valero Refining and Marketing Company was renamed Valero Energy Corporation and is listed on the New York Stock Exchange under the symbol "VLO."

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

     Prior to the Restructuring, Energy, Valero, and PG&E entered into a tax sharing agreement ("Tax Sharing Agreement"), which sets forth each party's rights and obligations with respect to payments and refunds, if any, of federal, state, local or other taxes for periods before the Restructuring. In general, under the Tax Sharing Agreement, Energy and Valero are each responsible for its allocable share of the federal, state and other taxes incurred by the combined operations of Energy and Valero prior to the Distribution. Furthermore, Valero is responsible for substantially all tax liability resulting from the failure of the Distribution or the Merger to qualify as a tax-free transaction, except that Energy will be responsible for any such tax liability attributable to certain actions taken by Energy and/or PG&E.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     Prior to the Restructuring, Valero was a wholly owned subsidiary of Energy. For financial reporting purposes under the federal securities laws, Valero is a "successor registrant" to Energy. As a result, for periods prior to the Restructuring, the accompanying consolidated financial statements include the accounts of Energy restated to reflect Energy's natural gas related services business as discontinued operations. For periods subsequent to the Restructuring, the accompanying consolidated financial statements include the accounts of Valero and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenues generally are recorded when products have been delivered.

Price Risk Management Activities

     The Company enters into price swaps, options and futures contracts with third parties to hedge refinery feedstock purchases and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Hedges of inventories are accounted for under the deferral method with gains and losses included in the carrying amounts of inventories and ultimately recognized in cost of sales as those inventories are sold.

     The Company also hedges anticipated transactions. Price swaps, options and futures contracts with third parties are used to hedge feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, the conventional crack spread and premium product differentials. Hedges of anticipated transactions are also accounted for under the deferral method with gains and losses on these transactions recognized in cost of sales when the hedged transaction occurs.

     The above noted contracts are designated at inception as a hedge when there is a direct relationship to the price risk associated with the Company's inventories, future purchases and sales of commodities used in the Company's operations, or components of the Company's refining operating margins. If such direct relationship ceases to exist, the related contract is designated "for trading purposes" and accounted for as described below.

     Gains and losses on early terminations of financial instrument contracts designated as hedges are deferred and included in cost of sales in the measurement of the hedged transaction. When an anticipated transaction being hedged is no longer likely to occur, the related derivative contract is accounted for similar to a contract entered into for trading purposes.

     The Company also enters into price swaps, options, and futures contracts with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. Contracts entered into for trading purposes are accounted for under the fair value method. Changes in the fair value of these contracts are recognized as gains or losses in cost of sales currently and are recorded in the Consolidated Balance Sheets in "Prepaid expenses and other" and "Accounts payable" at fair value at the reporting date. The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on market-related indexes or by obtaining quotes from brokers.

     The Company's derivative contracts and their related gains and losses are reported in the Consolidated Balance Sheets and Consolidated Statements of Income as discussed above, depending on whether they are designated as a hedge or for trading purposes. In the Consolidated Statements of Cash Flows, cash transactions related to derivative contracts are included in changes in current assets and current liabilities.

Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. The replacement cost of the Company's LIFO inventories approximated their LIFO values at December 31, 1997. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of December 31, 1997 and 1996 were as follows (in thousands):

                                                   December 31,
                                               1997            1996
     Refinery feedstocks                    $102,677         $ 42,744
     Refined products and blendstocks        210,196           99,398
     Materials and supplies                   56,482           17,729
                                            $369,355         $159,871

     Refinery feedstock and refined product and blendstock inventory volumes totaled 15.7 million barrels ("MMbbls") and 7.4 MMbbls as of December 31, 1997 and 1996, respectively. See Note 7 for information concerning the Company's hedging activities related to its refinery feedstock purchases and refined product inventories.

Property, Plant and Equipment

     Property additions and betterments include capitalized interest and acquisition costs allocable to construction and property purchases.

     The costs of minor property units (or components of property units), net of salvage, retired or abandoned are charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property are credited or charged to income.


     Major classes of property, plant and equipment as of December 31, 1997 and 1996 were as follows (in thousands):
                                                       December 31,
                                                   1997            1996
     Crude oil processing facilities            $1,522,409     $1,329,386
     Butane processing facilities                  351,594        233,457
     Other processing facilities                    80,197         80,000
     Other                                         111,653         47,763
     Construction in progress                       66,636         21,728
                                                $2,132,489     $1,712,334

     Provision for depreciation of property, plant and equipment is made primarily on a straight-line basis over the estimated useful lives of the depreciable facilities. During 1996, a detailed study of the Company's fixed asset lives was completed by a third-party consultant for the majority of the Company's then-existing processing facilities. As a result of such study, the Company adjusted the weighted-average remaining lives of the assets subject to the study, utilizing the composite method of depreciation, to better reflect the estimated periods during which such assets are expected to remain in service. The effect of this change in accounting estimate was an increase in income from continuing operations for 1996 of approximately $3.6 million, or $.08 per share. A summary of the principal rates used in computing the annual provision for depreciation, primarily utilizing the composite method and including estimated salvage values, is as follows:

                                                             Weighted
                                             Range            Average
      Crude oil processing facilities     3.6% -  4.9%        4.6%
      Butane processing facilities                3.7%        3.7%
      Other processing facilities                 3.6%        3.6%
      Other                              2.25% -  45%        22.5%


Deferred Charges and Other Assets

Catalyst and Refinery Turnaround Costs

     Catalyst costs are deferred when incurred and amortized over the estimated useful life of that catalyst, normally one to three years. Refinery turnaround costs are deferred when incurred and amortized over that period of time estimated to lapse until the next turnaround occurs.

Technological Royalties and Licenses

     Technological royalties and licenses are deferred when incurred and amortized over the estimated useful life of each particular royalty or license.

Other Deferred Charges and Other Assets

     Other deferred charges and other assets include the Company's 20% interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. The Company accounts for its interest in Javelina on the equity method of accounting. Also included in other deferred charges and other assets are prefunded benefit costs and certain other costs.

Accrued Expenses


     Accrued expenses as of December 31, 1997 and 1996 were as follows (in thousands):

                                                             December 31,
                                                          1997        1996
     Accrued interest expense                           $  1,766     $  5,088
     Accrued taxes                                        36,712       11,938
     Accrued employee benefit costs (see Note 13)         18,122           93
     Current portion of accrued pension cost
       (see Note 13)                                       1,115        4,265
     Other                                                 3,264        3,880
                                                         $60,979      $25,264

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments approximate fair value, except for certain long-term debt as of December 31, 1996 and financial instruments used in price risk management activities. See Notes 6 and 7.

Stock-Based Compensation

     The Company accounts for its employee stock compensation plans using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB") in October
1995, encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. See Note 13 for the pro forma effects on net income and earnings per share had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123.

Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the period ending December 31, 1997. This statement supersedes APB Opinion No. 15, "Earnings per Share," and related interpretations and establishes new standards for computing and presenting earnings per share, requiring a dual presentation for companies with complex capital structures. In accordance with this new statement, the Company has presented basic and diluted earnings per share on the face of the accompanying income statements. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of the Company's Convertible Preferred Stock
(see Note 9) and outstanding stock options and performance awards granted to employees in connection with the Company's stock compensation plans
(see Note 13). In determining basic earnings per share for the years ended December 31, 1997, 1996 and 1995, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business. The weighted average number of common shares outstanding for the years ended December 31, 1997, 1996 and 1995 was 51,662,449, 43,926,026 and 43,651,914, respectively.


     A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations is as follows (dollars and shares in thousands, except per share amounts):

                                                                       Year Ended December 31,
                                               1997                            1996                             1995
                                                             Per-                        Per-                          Per-
                                                             Share                       Share                         Share
                                     Income      Shares      Amt.    Income     Shares   Amt.     Income    Shares     Amt.
Income from
   continuing operations            $111,768                         $22,472                       $58,242

Basic earnings per share:
   Income available to
    common stockholders             $111,768     51,662     $2.16    $22,472     43,926   $.51     $58,242    43,652    $1.33

Effect of dilutive securities:
   Stock options                        -           881                   -         425                -         209
   Performance awards                   -            91                   -          44                -         -
   Convertible preferred stock          -         2,495                   -       6,382                -       6,382

Diluted earnings per share:
   Income available to
     common stockholders plus
     assumed conversions            $111,768     55,129     $2.03    $22,472     50,777    $.44    $58,242    50,243    $1.16

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

                                             Year Ended December 31,
                                         1997        1996        1995
     Receivables, net                  $ 36,287   $(33,653)   $(51,120)
     Inventories                         37,007    (58,089)     40,723
     Prepaid expenses and other        (12,703)      3,243        (307)
     Accounts payable                  (95,318)     88,182       4,132
     Accrued expenses                    2,614      (7,479)      8,930
          Total                       $(32,113)   $ (7,796)   $  2,358


     Cash interest and income taxes paid, including amounts related to discontinued operations for periods up to and including July 31, 1997, were as follows (in thousands):


                                              Year Ended December 31,
                                               1997       1996     1995
     Interest (net of amount capitalized)     $66,008   $105,519  $86,553
     Income taxes                              24,526     19,043   23,935


     Noncash investing and financing activities for 1997 included the issuance of Energy common stock to Salomon Inc ("Salomon") as partial consideration for the acquisition of the stock of Basis Petroleum, Inc. ("Basis"), and an $18.3 million accrual as of December 31, 1997 related to the Company's estimate of a contingent earn-out payment in 1998 in conjunction with such acquisition. See Note 4. In addition, noncash investing and financing activities for 1997 included various adjustments to debt and equity, including the assumption of certain debt by PG&E that was previously allocated to the Company, resulting from the Merger discussed in Note 1.

New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. This statement becomes effective for the Company's financial statements beginning in 1998 and requires that a total for comprehensive income be reported in interim period financial statements issued to shareholders. Based on current accounting standards, the adoption of this statement is not expected to impact the Company's consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the year ended December 31, 1998 at which time restatement of prior period segment information presented for comparative purposes is required.
Interim period information is not required until the second year of application, at which time comparative information is required. The adoption of this statement is not expected to impact the Company's consolidated financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement becomes effective for the Company's financial statement disclosures beginning in 1998 and requires restatement of prior period disclosures presented for comparative purposes unless the information is not readily available.

     The FASB had previously issued in February 1997 SFAS No. 128, "Earnings per Share," (discussed above) and SFAS No. 129, "Disclosure of Information about Capital Structure," both of which became effective for the Company's financial statements beginning with the period ending December 31, 1997.
As the purpose of SFAS No. 129 was primarily to consolidate certain disclosure requirements previously contained in other pronouncements with which the Company was already in compliance, the adoption of this statement had no effect on the Company's accompanying consolidated financial statements.

3.  DISCONTINUED OPERATIONS

     Energy's historical practice was to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level.
Therefore, the accompanying consolidated financial statements reflect, for periods prior to the Restructuring, the allocation of a portion of the borrowings under Energy's various bank credit facilities, as well as a portion of other corporate debt of Energy, to the discontinued natural gas related services business based upon the ratio of such business' net assets, excluding the amounts of intercompany notes receivable or payable, to Energy's consolidated net assets. Interest expense related to corporate debt was also allocated to the discontinued natural gas related services business for periods prior to the Restructuring based on the same net asset ratio. Total interest expense allocated to discontinued operations in the accompanying Consolidated Statements of Income, including a portion of interest on corporate debt allocated pursuant to the methodology described above plus interest specifically attributed to discontinued operations, was $32.7 million for the seven months ended July 31, 1997, and $58.1 million and $60.9 million for the years ended December 31, 1996 and 1995, respectively.

     Revenues of the discontinued natural gas related services business were $1.7 billion for the seven months ended July 31, 1997, and $2.4 billion and $1.4 billion for the years ended December 31, 1996 and 1995, respectively. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

4.  ACQUISITION OF BASIS PETROLEUM, INC.

     Effective May 1, 1997, Energy acquired the outstanding common stock of Basis, a wholly owned subsidiary of Salomon. Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time it was spun off to Energy's stockholders pursuant to the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values, pending the completion of an independent appraisal. The accompanying Consolidated Statements of Income of the Company include the results of the operations acquired in connection with the purchase of Basis for the months of May through December 1997.

     Energy acquired the stock of Basis for approximately $470 million. This amount includes certain costs incurred in connection with the acquisition and is net of $9.5 million received from Salomon in December 1997 representing a final resolution between the parties relating to certain contingent environmental obligations for which Salomon was liable pursuant to the purchase agreement. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of $114 million, with the remainder paid in cash from borrowings under Energy's bank credit facilities (see Note 6). Pursuant to the purchase agreement, Salomon is also entitled to receive payments in any of the next 10 years if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which will be determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated. As of December 31, 1997, the Company accrued $18.3 million related to its estimate of the contingent earn-out payment due in 1998.

     The following unaudited pro forma financial information of the Company assumes that the acquisition of Basis occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                      Year Ended December 31,
                                                       1997          1996
     Operating revenues                            $7,576,676     $10,125,626
     Operating income                                 149,847           8,362
     Income (loss) from continuing operations          73,268         (35,821)
     Income (loss) from discontinued operations       (15,672)         50,229
     Net income                                        57,596          14,408
     Earnings (loss) per common share:
       Continuing operations                             1.42            (.82)
       Discontinued operations                           (.39)            .89
         Total                                           1.03             .07
     Earnings (loss) per common share - assuming
       dilution:
       Continuing operations                             1.33            (.82)
       Discontinued operations                           (.29)            .89
         Total                                           1.04             .07

5.  SHORT-TERM DEBT

     The Company currently maintains seven separate short-term bank credit facilities under which amounts ranging from $160 million to $435 million may be borrowed. As of December 31, 1997, $122 million was outstanding under these short-term bank credit facilities at a weighted average interest rate of approximately 7.7%. Four of these credit facilities are cancelable on demand, and the others expire at various times in 1998. These short-term credit facilities bear interest at each respective bank's quoted money market rate, have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

6.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt balances as of December 31, 1997 and 1996 were as follows (in thousands):


                                                                                    December 31,
                                                                                1997                1996
   Industrial revenue bonds:
       Variable rate Revenue Refunding Bonds:
           Series 1997A, 3.85% at December 31, 1997, due April 1, 2027          $    24,400    $       -
           Series 1997B, 3.7% at December 31, 1997,  due April 1, 2018               32,800            -
           Series 1997C, 3.65% at December 31, 1997, due April 1, 2018               32,800            -
           Series 1997D, 3.95% at December 31, 1997, due April 1, 2009                8,500            -
       Variable rate Waste Disposal Revenue Bonds,
           3.8% at December 31, 1997, due December 1, 2031                           25,000            -
       Marine terminal and pollution control revenue bonds,
           Series 1987A, 10 1/4%                                                        -           90,000
       Marine terminal revenue bonds, Series 1987B , 10 5/8%                            -            8,500
   6.75% notes, due December 15, 2032 (notes are callable or putable
       on December 15, 2002)                                                        150,000            -
   $835 million revolving bank credit and letter of credit facility, approximately 6.25% at December 31, 1997, due
       November 28, 2002                                                            150,000            -
   Allocated corporate debt obligations of Energy,
       weighted average interest rate of approximately 8.97%
       at December 31, 1996                                                             -          280,844
   Unamortized premium                                                                6,683            -
           Total long-term debt                                                     430,183        379,344
           Less current maturities                                                      -           26,037
                                                                                  $ 430,183      $ 353,307

     Effective May 1, 1997, Energy replaced its existing unsecured
$300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility was used to finance a portion of the acquisition cost of Basis (see Note 4) and to fund a $210 million dividend paid by the Company to Energy immediately prior to the Distribution (see Note 1). The facility also provides continuing credit enhancement for the Company's Refunding Bonds and Revenue Bonds as discussed below, and can be used to provide financing for other general corporate purposes. Energy was the borrower under the facility until the completion of the Restructuring on July 31, 1997, at which time all obligations of Energy under the facility were assumed by the Company. In November 1997, the facility was amended to further enhance the Company's financial flexibility. Among other things, the amendment extended the maturity to November 2002, eliminated provisions restricting availability under the facility, and eliminated several restrictive covenants.

     Borrowings under the credit facility bear interest at either LIBOR plus a margin, a base rate, or a money market rate. In addition, various fees and expenses are required to be paid in connection with the credit facility, including a facility fee, a letter of credit issuance fee and a fee based on letters of credit outstanding. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of December 31, 1997, the Company had approximately $558 million available under this revolving bank credit facility for additional borrowings and letters of credit. The Company also has several uncommitted bank letter of credit facilities. As of December 31, 1997, such facilities totaled $305 million of which approximately $73 million was outstanding.

     In April 1997, the Industrial Development Corporation of the Port of Corpus Christi issued and sold, for the benefit of the Company, $98.5 million of tax-exempt Revenue Refunding Bonds (the "Refunding Bonds"), with credit enhancement provided through a letter of credit issued under the revolving bank credit facility described above. The Refunding Bonds were issued in four series with due dates ranging from 2009 to 2027. The Refunding Bonds bear interest at variable rates determined weekly, with the Company having the right to convert such rates to a daily, weekly or commercial paper rate, or to a fixed rate. The Refunding Bonds were issued to refund the Company's $98.5 million principal amount of tax-exempt bonds which were issued in 1987. In May 1997, the Gulf Coast Industrial Development Authority issued and sold, for the benefit of the Company, $25 million of new Waste Disposal Revenue Bonds (the "Revenue Bonds") which mature on December 1, 2031, with credit enhancement provided through a letter of credit issued under the Company's revolving bank credit facility. Other terms and conditions of these bonds are similar to those of the Refunding Bonds. In January 1998, the Company's Board of Directors approved the commencement of efforts to convert the interest rates on the Refunding Bonds and Revenue Bonds from variable rates to fixed rates. At the same time, the Board approved the issuance of an additional $25 million of tax-exempt industrial revenue bonds at a fixed interest rate and the issuance of up to $43.5 million of taxable industrial revenue bonds at variable interest rates, both of which are expected to mature in the year 2032. The $43.5 million of variable rate bonds will be supported by a letter of credit issued under the Company's revolving bank credit facility. The above noted letters of credit associated with the $123.5 million of outstanding Refunding Bonds and Revenue Bonds will be released upon conversion of the interest rates from variable to fixed.
The interest rate conversion of the outstanding bonds and the issuance of the new bonds are expected to be completed by the end of the first quarter of 1998.

     In December 1997, the Company issued $150 million principal amount of 6.75% notes (the "Notes") for net proceeds of approximately $156 million. The Notes are unsecured and unsubordinated and rank equally with all other unsecured and unsubordinated obligations of the Company. The Notes were issued to the Valero Pass-Through Asset Trust 1997-1 (the "Trust"), which funded the acquisition of the Notes through a private placement of $150 million principal amount of 6.75% Pass-Through Asset Trust Securities ("PATS"). The PATS represent a fractional undivided beneficial interest in the Trust. In exchange for certain consideration paid to the Trust, a third party has an option to purchase the Notes under certain circumstances at par on December 15, 2002, at which time the term of the Notes would be extended 30 years to December 15, 2032. If the third party does not exercise its purchase option, then under the terms of the Notes, the Company would be required to repurchase the Notes at par on December 15, 2002.

     The Company was in compliance with all covenants contained in its various debt facilities as of December 31, 1997.

     Based on long-term debt outstanding at December 31, 1997, the Company has no maturities of long-term debt during the next five years except for $150 million due in November 2002 under its revolving bank credit and letter of credit facility. See above for maturities under the terms of the Notes.

     The carrying amounts of the Company's variable-rate industrial revenue bonds and revolving bank credit and letter of credit facility approximate fair value at December 31, 1997. The carrying amount of the Company's 6.75% Notes also approximates fair value at December 31, 1997 due to their issuance on December 12, 1997. As of December 31, 1996, based on the borrowing rates available to the Company for long-term debt with similar terms and average maturities, the estimated fair value of the Company's long-term debt, including current maturities, was $412.7 million.

7.  PRICE RISK MANAGEMENT ACTIVITIES

Hedging Activities

     The Company uses price swaps, options and futures to hedge refinery feedstock purchases and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps, options and futures contracts held to hedge refining inventories at the end of 1997 and 1996 had remaining terms of less than one year. As of December 31, 1997 and 1996, 14% and 13%, respectively, of the Company's refining inventory position was hedged. As of December 31, 1997, $2.1 million of deferred hedge gains were included as a reduction of refining inventories, while as of December 31, 1996, $.8 million of deferred hedge losses were included as an increase to refining inventories. The following table is a summary of the volumes and range of prices for the Company's contracts held or issued to hedge refining inventories as of December 31, 1997 and 1996. Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.


                                   1997                        1996
                            Payor       Receiver        Payor        Receiver
   Swaps:
       Volumes (Mbbls)          -            75            497            497
       Price (per bbl)          -         $31.82      $17.50-$17.57   $17.31-$17.38

   Options:
       Volumes (Mbbls)          420          250             -          -
       Price (per bbl)     $.38-$1.32     $.53-$.67          -          -

   Futures:
       Volumes (Mbbls)         315          2,657            -             981
       Price (per bbl)    $20.87-$24.78  $17.64-$23.90       -       $24.87-$29.65


     The Company also hedges anticipated transactions. Price swaps, options and futures are used to hedge feedstock and product purchases, product sales and refining operating margins for periods up to five years by locking in purchase or sales prices or components of the margins, including the resid discount, the conventional crack spread and premium product differentials. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of either year end. The following table is a summary of the volumes and range of prices for the Company's contracts held or issued to hedge feedstock and product purchases, product sales and refining margins as of December 31, 1997 and 1996.
Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.


                                           1997                             1996
                                  Payor          Receiver         Payor        Receiver
   Swaps:
       Volumes (Mbbls)           8,856             1,350          6,000         28,300
       Price (per bbl)        $.17-$25.23       $.29-$3.76     $.53 -$4.90    $.74-$3.55

   Options:
       Volumes (Mbbls)            -                    -           750            -
        Price (per bbl)           -                    -     $25.00-$32.76        -

   Futures:
       Volumes (Mbbls)            146                 90          1,312           1,410
       Price (per bbl)        $17.60-$19.33  $19.22-$19.23  $26.46-$30.87    $21.74-$30.39


     The following table discloses the carrying amount and fair value of the Company's contracts held or issued for non-trading purposes as of December 31, 1997 and 1996 (dollars in thousands):

                              1997                  1996
                     Assets (Liabilities)    Assets (Liabilities)
                    Carrying      Fair       Carrying      Fair
                     Amount      Value       Amount        Value
   Swaps            $   -      $(4,021)      $7,184         $6,390
   Options              -           (1)        (784)           617
   Futures             1,849     1,849         (859)          (859)
     Total          $  1,849   $(2,173)      $5,541         $6,148

Trading Activities

     The Company enters into transactions for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used include price swaps, over-the-counter and exchange-traded options, and futures. These contracts run for periods of up to 12 months. As a result, contracts outstanding as of December 31, 1997 will mature in 1998. The following table is a summary of the volumes and range of prices for the Company's contracts held or issued for trading purposes as of December 31, 1997 and 1996. Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.


                                   1997                        1996
                              Payor      Receiver       Payor         Receiver
   Swaps:
      Volumes (Mbbls)         4,475         2,175          400            400
      Price (per bbl)     $1.79-$27.51  $1.18-$19.02   $4.25-$4.55    $4.20-$4.72

   Options:
      Volumes (Mbbls)          -                -               -          275
      Price (per bbl)          -                -               -        $25.20

   Futures:
      Volumes (Mbbls)         653           544                 -           -
      Price (per bbl)    $17.63-$25.20  $18.10-$24.61           -           -

     The following table discloses the fair values of contracts held or issued for trading purposes and net gains (losses) from trading activities as of or for the periods ended December 31, 1997 and 1996 (dollars in thousands):


                      Fair Value of Assets (Liabilities)
                         Average                  Ending      Net Gains(Losses)
                      1997      1996       1997       1996      1997    1996
     Swaps          $   (95)  $   204   $   (235)  $    58  $(1,143)  $    94
     Options            (76)      (37)      (963)        7     (109)      131
     Futures          7,292       910      3,965         -      661    (1,656)
       Total        $ 7,121   $ 1,077   $  2,767   $     65 $  (591)  $(1,431)

Market and Credit Risk

     The Company's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. The Company closely monitors and manages its exposure to market risk on a daily basis in accordance with policies limiting net open positions. Concentrations of customers in the refining industry may impact the Company's overall exposure to credit risk, in that the customers in such industry may be similarly affected by changes in economic or other conditions. The Company believes that its counterparties will be able to satisfy their obligations under contracts.

8.  REDEEMABLE PREFERRED STOCK

     On March 30, 1997, Energy redeemed the remaining 11,500 outstanding shares of its Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock"). The redemption price was $104 per share, plus dividends accrued to the redemption date of $.685 per share.

9.  CONVERTIBLE PREFERRED STOCK

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

10.  PREFERRED SHARE PURCHASE RIGHTS

     In connection with the Distribution, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's Common Stock distributed to Energy stockholders pursuant to the Distribution. Except as set forth below, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Junior Participating Preferred Stock, Series I, ("Junior Preferred Stock") at a price of $100 per one one-hundredth of a share, subject to adjustment.

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock, (ii) 10 business days (or such later date as may be determined by action of the Company's Board of Directors) following the initiation of a tender offer or exchange offer which would result in the beneficial ownership by an Acquiring Person of 15% or more of such outstanding Common Stock (the earlier of such dates being called the "Rights Separation Date"), or (iii) the earlier redemption or expiration of the Rights, the Rights will be transferred only with the Common Stock. The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock, the Company's Board of Directors may redeem the Rights at a price of $.01 per Right. The Rights will expire on June 30, 2007, unless such date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

     In the event that after the Rights Separation Date, the Company is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes the beneficial owner of 15% or more of the outstanding Common Stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right.

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

     The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors since the Rights may be redeemed by the Company prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Stock.

11.  INDUSTRY SEGMENT INFORMATION

     Subsequent to the Restructuring, the Company operates in one industry segment encompassing the refining and marketing of premium, environmentally clean products such as reformulated gasoline, CARB Phase II gasoline, low-sulfur diesel and oxygenates. The Company also produces a substantial slate of middle distillates, jet fuel and petrochemicals. The Company's operations consist primarily of four petroleum refineries located in Texas at Corpus Christi, Texas City and Houston, and in Louisiana at Krotz Springs which have a combined throughput capacity of approximately 530,000 BPD.
The Company also has certain marketing operations located in Houston. The Company currently markets its products to wholesale customers in 32 states, including California and other states located in the Northeast, Midwest, Southeast and Gulf Coast, and selected export markets in Latin America. In 1997, 1996 and 1995, the Company had no significant amount of export sales and no significant foreign operations. In 1997, no single customer accounted for more than 10% of the Company's consolidated operating revenues, while in 1996 and 1995, approximately 11% and 17%, respectively, of the Company's consolidated operating revenues were derived from a major domestic oil company.

12.  INCOME TAXES

     Components of income tax expense applicable to continuing operations were as follows (in thousands):

                                          Year Ended December 31,
                                        1997       1996          1995
     Current:
       Federal                          $29,501    $ 7,902      $   425
       State                              1,461       (260)         812
          Total current                  30,962      7,642        1,237
     Deferred:
       Federal                           32,827      8,969       29,217
          Total income tax expense      $63,789    $16,611      $30,454


     The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income taxes (in thousands):


                                                       Year Ended December 31,
                                                      1997      1996       1995
     Federal income tax expense at the
           statutory rate                           $61,445   $13,679   $31,044
     State income taxes, net of federal income
           tax benefit                                  950      (169)      528
     Other - net                                      1,394     3,101    (1,118)
          Total income tax expense                  $63,789   $16,611   $30,454


     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                     December 31,
                                                  1997           1996
     Deferred income tax assets:
       Tax credit carryforwards                 $  14,287        $  15,540
       Other                                       19,627           26,915
         Total deferred income tax assets       $  33,914        $  42,455

     Deferred income tax liabilities:
       Depreciation                             $(257,102)       $(234,031)
       Other                                      (16,515)         (15,385)
         Total deferred income tax liabilities  $(273,617)       $(249,416)


     At December 31, 1997, the Company had an alternative minimum tax ("AMT") credit carryforward of approximately $14.3 million which is available to reduce future federal income tax liabilities. The AMT credit carryforward has no expiration date. The Company has not recorded any valuation allowances against deferred income tax assets as of December 31, 1997.

     The Company's taxable years through 1993 are closed to adjustment by the Internal Revenue Service. The Company believes that adequate provisions for income taxes have been reflected in its consolidated financial statements.

13.  EMPLOYEE BENEFIT PLANS

Pension Plans

     Prior to the Restructuring, Energy maintained a defined benefit pension plan. Pursuant to an "Employee Benefits Agreement" entered into between the Company and Energy in connection with the Restructuring, effective at the time of the Distribution, the Company became the sponsor of Energy's pension plan and became solely responsible for (i) pension liabilities existing immediately prior to the time of the Distribution to, or relating to, individuals employed by Energy which became employees of PG&E after the Distribution, which liabilities will become payable upon the retirement of such individuals, (ii) all liabilities to, or relating to, former employees of Energy and the Company, and (iii) all liabilities to, or relating to, current employees of the Company. Also pursuant to the Employee Benefits Agreement, the Company became the sponsor of Energy's nonqualified Supplemental Executive Retirement Plan ("SERP"), which provided additional pension benefits to executive officers and certain other employees, and assumed all liabilities with respect to current and former employees of both Energy and the Company under such plan.

     The Company's pension plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, is designed to provide eligible employees with retirement income. Participation in the plan commences upon attaining age 21 and the completion of one year of continuous service. A participant vests in plan benefits after five years of vesting service or upon reaching normal retirement date. Employees of the Company who were formerly employees of Basis commenced participation in the plan effective January 1, 1998 under the same service requirements as required for other Company employees. For such employees, prior employment with Basis is considered in determining vesting service, but credited service for the accrual of benefits did not begin until January 1, 1998.

     The pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which is based on the participant's 60 consecutive highest months of compensation during the latest 10 years of credited service under the plan. Contributions to the plan by the Company, when permitted, are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. The Company's contributions to the pension plan and SERP in 1997, 1996 and 1995 were approximately $8.8 million, $14.2 million and $4.3 million, respectively, and are currently estimated to be $1.1 million in 1998.

     In connection with the Restructuring, Energy approved the establishment of a supplement to the pension plan (the "1997 Window Plan") which permitted certain employees to retire from employment during 1997.

     The following table sets forth for the pension plans of the Company, including the SERP, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1996 (in thousands):

                                                                       December 31,
                                                                        1997       1996
     Actuarial present value of benefit obligations:
         Accumulated benefit obligation, including vested
             benefits of $112,411 (1997) and $76,448 (1996)          $114,296    $78,441
     Projected benefit obligation for services rendered to date      $129,430    $99,435
     Plan assets at fair value                                        121,393     92,486
     Projected benefit obligation in excess of plan assets              8,037      6,949
     Unrecognized net gain (loss) from past experience different
         from that assumed                                             (1,442)     5,700
     Prior service cost not yet recognized in net periodic
         pension cost                                                  (4,985)    (5,305)
     Unrecognized net asset at beginning of year                        1,199      1,341
         Accrued pension cost                                       $   2,809    $ 8,685

     Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):


                                                                      Year Ended December 31,
                                                                    1997       1996         1995
     Service cost - benefits earned during the period            $   3,710   $ 4,622     $ 3,465
     Interest cost on projected benefit obligation                   7,298     6,309       5,455
     Actual (return) loss on plan assets                           (24,698)  (12,424)    (14,376)
     Net amortization and deferral                                  15,542     6,651       9,637
         Net periodic pension cost                                   1,852     5,158       4,181
     Additional expense resulting from 1997 Window Plan              3,168      -           -
     Curtailment gain resulting from Restructuring (see Note 1)     (2,083)     -           -
         Total pension expense                                   $   2,937   $ 5,158     $ 4,181


      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 7.25% as of December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining the projected benefit obligation as of December 31, 1997 and 1996 was 4% for nonexempt personnel and 4% and 3%, respectively, for exempt personnel. The expected long-term rate of return on plan assets was 9.25% as of December 31, 1997 and 1996.

Postretirement Benefits Other Than Pensions

     The Company provides certain health care and life insurance benefits for retired employees, referred to herein as "postretirement benefits other than pensions." Substantially all of the Company's employees may become eligible for those benefits if, while still working for the Company, they either reach normal retirement age or take early retirement. Health care benefits are offered by the Company through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. The Company funds its postretirement benefits other than pensions
on a pay-as-you-go basis.   Pursuant to the Employee Benefits Agreement,
effective at the time of the Distribution, the Company became responsible for all liabilities to former employees of both Energy and the Company as well as current employees of the Company arising under Energy's health care and life insurance programs. Employees of the Company who were formerly employees of Basis became eligible for postretirement benefits other than pensions under the Company's plan effective January 1, 1998.

     The following table sets forth for the Company's postretirement benefits other than pensions, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1996 (in thousands):

                                                             December 31,
                                                          1997          1996
          Accumulated benefit obligation:
            Retirees                                     $14,256     $11,930
            Other fully eligible plan participants           848         390
            Other active plan participants                17,617      17,571
              Total accumulated benefit obligation        32,721      29,891
          Unrecognized loss                               (2,918)     (4,498)
          Unrecognized prior service cost                 (1,786)     (3,909)
          Unrecognized transition obligation              (4,705)    (10,334)
            Accrued postretirement benefit cost          $23,312     $11,150

     Net periodic postretirement benefit cost for the years ended
December 31, 1997, 1996 and 1995 included the following components
(in thousands):

                                                                                   December 31,
                                                                        1997         1996        1995
          Service cost - benefits attributed to service
                during the period                                       $1,028     $1,091      $   860
          Interest cost on accumulated benefit obligation                1,842      1,716        1,769
          Amortization of unrecognized transition obligation               513        653          766
          Amortization of prior service cost                               184         -            -
          Amortization of unrecognized net loss                             46        110           -
              Net periodic postretirement benefit cost                   3,613      3,570        3,395
          Additional expense resulting from 1997 Window Plan               171         -            -
          Curtailment loss resulting from Restructuring (see Note 1)       576         -            -
              Total postretirement benefit cost                         $4,360     $3,570       $3,395

     For measurement purposes, the assumed health care cost trend rate was 5% in 1997, remaining level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $5.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.8 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 was 7% and 7.25%, respectively.

Profit-Sharing/Savings Plans

     Prior to the Restructuring, Energy maintained a qualified profit-sharing plan (the "Thrift Plan"). Effective at the time of the Distribution, the Company became the sponsor of the Thrift Plan and became solely responsible for all liabilities arising under the Thrift Plan after the time of the Distribution with respect to current Company employees and former employees of both Energy and the Company. Each Energy employee participating in the Thrift Plan prior to the Distribution who became a PG&E employee subsequent to the Distribution transferred their account balance to the PG&E thrift plan.

     The purpose of the Thrift Plan is to provide a program whereby contributions of participating employees and their employers are systematically invested to provide the employees an interest in the Company and to further their financial independence. Participation in the Thrift Plan is voluntary and is open to employees of the Company who become eligible to participate upon attaining age 21 and the completion of one year of continuous service. Employees of the Company who were formerly Basis employees became eligible to participate in the Thrift Plan on January 1, 1998 under the same service requirements as required for other Company employees, with service including prior employment with Basis. Basis's previously existing 401(k) profit-sharing and retirement savings plan was maintained for such employees through December 31, 1997 and was merged into the Company's Thrift Plan effective January 1, 1998.

     Participating employees may contribute from 2% up to 22% of their total annual compensation, subject to certain limitations, to the Thrift Plan. Participants may elect to make such contributions on either a before-tax or after-tax basis, with federal income taxes on before-tax contributions being deferred until such time as a distribution is made to the participant. Participants' contributions to the Thrift Plan of up to 8% of their base annual compensation are matched 75% by the Company, with an additional match of up to 25% subject to certain conditions. Participants' contributions in excess of 8% of their base annual compensation are not matched by the Company. Up until termination of the VESOP (see below) in 1997, the Company made contributions to the Thrift Plan to the extent 75% of participants' base contributions (from 2% up to 8% of total base salary) exceeded the amount of the Company's contribution to the VESOP for debt service. Subsequent to the VESOP termination, all Company contributions were made to the Thrift Plan. Company contributions to the Thrift Plan were $2,253,000 in 1997. There were no Company contributions to the Thrift Plan in 1996 or 1995.

     In 1989, Energy established the Valero Employees' Stock Ownership Plan ("VESOP") which was a leveraged employee stock ownership plan. Pursuant to a private placement in 1989, the VESOP issued notes in the principal amount of $15 million. The net proceeds from this private placement were used by the VESOP trustee to fund the purchase of Energy common stock. During 1991, Energy made an additional loan of $8 million to the VESOP which was also used by the trustee to purchase Energy common stock. The 1989 and 1991 VESOP loans are referred to herein as the "VESOP Notes." In connection with effecting the Restructuring, on April 11, 1997, Energy's Board of Directors approved the termination of the VESOP and subsequently directed the VESOP trustee to sell a sufficient amount of Energy common stock held in the VESOP suspense account to repay the outstanding amount of VESOP Notes and allocate the remaining stock in the suspense account to the accounts of the VESOP participants. The VESOP Notes were repaid in full in May 1997, after which 226,198 remaining shares of Energy common stock were allocated to all VESOP participants.

     As noted above, prior to termination of the VESOP, the Company's annual contribution to the Thrift Plan was reduced by the Company's contribution to the VESOP for debt service. During 1997, 1996 and 1995, the Company contributed $586,000, $3,372,000 and $3,170,000, respectively, to the VESOP, comprised of $58,000, $525,000 and $678,000, respectively, of interest on the VESOP Notes and $541,000, $3,072,000 and $2,918,000, respectively, of compensation expense. Compensation expense was based on the VESOP debt principal payments for the portion of the VESOP established in 1989 and on the cost of the shares allocated to participants for the portion of the VESOP established in 1991. Dividends on VESOP shares of common stock were recorded as a reduction of retained earnings. Dividends on allocated shares of common stock were paid to participants. Dividends paid on unallocated shares were used to reduce the Company's contributions to the VESOP during 1997, 1996 and 1995 by $13,000, $225,000 and $426,000, respectively.
VESOP shares of common stock were considered outstanding for earnings per share computations. As of December 31, 1996 and 1995, the number of allocated shares was 1,052,454 and 940,470, respectively, the number of committed-to-be-released shares was 62,918 for both years, and the number of suspense shares was 583,301 and 772,055, respectively.

Stock Compensation Plans

     Prior to the Restructuring, Energy maintained various stock compensation plans. In connection with the Restructuring, all stock options held by Energy employees under any of such stock compensation plans that were granted prior to January 1, 1997 became 100% vested and immediately exercisable upon the approval of the Restructuring by Energy's stockholders on June 18, 1997. For all options still outstanding at the time of the Distribution, pursuant to the Employee Benefits Agreement, each option to purchase Energy Common Stock held by a current or former employee of the Company was converted into an option to acquire shares of Company Common Stock, and each option held by a current or former employee of Energy's natural gas related services business was converted into an option to acquire shares of PG&E common stock. In each case, the number of options and related exercise prices were converted in such a manner so that the aggregate option value for each holder immediately after the Restructuring was equal to the aggregate option value immediately prior to the Restructuring. The other terms and conditions of any such converted option remained essentially unchanged. All restricted stock issued pursuant to Energy's stock compensation plans became fully vested either upon the approval of the Restructuring by Energy's stockholders on June 18, 1997 or upon the completion of the Restructuring on July 31, 1997.

     As of December 31, 1997, the Company had various fixed and performance-based stock compensation plans. The Company's Executive
Stock Incentive Plan (the "ESIP"), which was maintained by Energy prior to the Restructuring, authorizes the grant of various stock and stock-related awards to executive officers and other key employees.
Awards available under the ESIP include options to purchase shares of Common Stock, restricted stock which vests over a period determined by the Company's compensation committee, and performance shares which vest upon the achievement of an objective performance goal. A total of 2,500,000 shares of Company Common Stock may be issued under the ESIP, of which no more than 1,000,000 shares may be issued as restricted stock. Under the ESIP, 6,250 shares of restricted stock were granted during the period August 1, 1997 through December 31, 1997 at a weighted average grant-date fair value of $31.78 per share and 24,563 performance shares were granted during the period January 1, 1997 through July 31, 1997 at a weighted average grant-date fair value of $34.58 per share. The Company also has a non-qualified stock option plan (the "Stock Option Plan") which, at the date of the Restructuring, replaced three non-qualified stock option plans previously maintained by Energy. Awards under the Stock Option Plan are granted to key officers, employees and prospective employees of the Company. A total of 2,000,000 shares of Company Common Stock may be issued under the Stock Option Plan. The Company also maintains an Executive Incentive Bonus Plan, under which 200,000 shares of Company Common Stock may be issued, that provides bonus compensation to key employees of the Company based on individual contributions to Company profitability. Bonuses are payable either in cash or in whole or in part in Company Common Stock. No grants of Common Stock were made under this plan in 1997. The Company also has a non-employee director stock option plan, under which 200,000 shares of Company Common Stock may be issued, and a non-employee director restricted stock plan, under which 100,000 shares of Company Common Stock may be issued. During the period August 1, 1997 through December 31, 1997, 9,336 shares were granted under the non-employee director restricted stock plan at a weighted average grant-date fair value of $28.94 per share.

     Under the terms of the ESIP, the Stock Option Plan and the non-employee director stock option plan, the exercise price of the options granted will not be less than the fair market value of Common Stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between the Company and the participants, generally in three equal annual installments beginning one year after the date of grant, with unexercised options expiring ten years from the date of grant. A summary of the status of the Company's stock option plans, including options granted under the ESIP, the Stock Option Plan, the non-employee director stock option plan and Energy's previously existing stock compensation plans, as of December 31, 1997, 1996, and 1995, and changes during the years then ended is presented in the table below. (Note: Shares outstanding at July 31, 1997 prior to the Restructuring differs from shares outstanding at August 1, 1997 after the Restructuring because the August 1 amount: (i) excludes options held by current or former employees of Energy's natural gas related services business which were converted to PG&E options and (ii) reflects the conversion of Energy options held by current or former employees of the Company to an equivalent number of Company options.)



                                           1997                                   1996                    1995
                      August 1-December 31      January 1-July 31
                                 Weighted-              Weighted-                Weighted-               Weighted-
                                  Average                Average                  Average                 Average
                                 Exercise                Exercise                 Exercise                Exercise
                      Shares       Price       Shares      Price      Shares      Price        Shares      Price
   Outstanding at
    beginning of
    period            3,802,584      $19.05    4,229,092     $22.02    3,928,267    $20.69    2,575,902   $21.51
   Granted               36,550       29.35    1,365,875      33.71      757,920     27.44    1,599,463    18.99
   Exercised            (44,144)      17.21   (2,925,687)     21.81     (418,117)    19.28     (171,604)   17.08
   Forfeited            (14,572)      23.07      (17,028)     25.84      (38,978)    22.17      (74,428)   21.12
   Expired                 -            -           -           -           -          -         (1,066)   18.36
   Outstanding at
     end of period    3,780,418       19.15    2,652,252      28.25    4,229,092     22.02    3,928,267    20.69

   Exercisable
     at end of
     period           1,758,479       15.08    1,288,977      22.47    2,525,957     21.71    1,531,718    22.30
   Weighted-average
    fair value of
    options granted   $    6.86                $    8.09              $     6.25             $     4.50


     The following table summarizes information about stock options outstanding under the ESIP, the Stock Option Plan and the non-employee director stock option plan as of December 31, 1997:

                                    Options Outstanding                          Options Exercisable
       Range            Number        Weighted-Avg.                           Number
        of           Outstanding      Remaining          Weighted-Avg.      Exercisable      Weighted-Avg.
   Exercise Prices   at 12/31/97    Contractual Life    Exercise Price      at 12/31/97    Exercise Price
    $11.47-$16.95    1,246,320        6.4 years        $13.42                1,245,691         $13.43
    $18.45-$33.81    2,534,098        8.9               21.97                  512,788          19.11
    $11.47-$33.81    3,780,418        8.1               19.15                1,758,479          15.08

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3 percent, 6.4 percent and
6.7 percent; expected dividend yields of 1.5 percent, 1.9 percent and 2.8 percent; expected lives of 3.2 years, 3.1 years and 3.2 years; and expected volatility of 26.2 percent, 25.5 percent and 29.5 percent.

     For each share of stock that can be purchased thereunder pursuant to a stock option, the Stock Option Plan provides, and the predecessor stock option plans of Energy provided, that a SAR may also be granted. A SAR is a right to receive a cash payment equal to the difference between the fair market value of Common Stock on the exercise date and the option price of the stock to which the SAR is related. SARs are exercisable only upon the exercise of the related stock options. At the end of each reporting period within the exercise period, the Company recorded an adjustment to compensation expense based on the difference between the fair market value of Common Stock at the end of each reporting period and the option price of the stock to which the SAR was related. During the January 1, 1997 through July 31, 1997 period prior to the Restructuring, 88,087 SARs were exercised at a weighted-average exercise price of $14.52 per share, and no SARs related to Company Common Stock remained outstanding as of July 31, 1997. During the August 1, 1997 through December 31, 1997 period subsequent to the Restructuring, no SARs were granted.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The after-tax compensation cost reflected in net income for stock-based compensation plans was $4.6 million, $2.6 million and $1.7 million for 1997, 1996 and 1995, respectively. Of these amounts, $2.1 million, $1.4 million and $.9 million related to the discontinued natural gas related services business. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for 1997, 1996 and 1995 awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                                                                     Year Ended December 31,
                                                                  1997        1996      1995
     Net Income                                As Reported      $96,096     $72,701     $59,838
                                               Pro Forma        $92,304     $70,427     $58,373
     Earnings per share                        As Reported      $  1.77     $  1.40     $  1.10
                                               Pro Forma        $  1.70     $  1.35     $  1.07
     Earnings per share - assuming dilution    As Reported      $  1.74     $  1.42     $  1.17
                                               Pro Forma        $  1.67     $  1.38     $  1.14

     Because the SFAS No. 123 method of accounting has not been applied to awards granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

14.  LEASE AND OTHER COMMITMENTS

     The Company has long-term operating lease commitments in connection with land, office facilities and equipment, and various facilities and equipment used in the storage, transportation and production of refinery feedstocks and/or refined products. Long-term leases for land have remaining primary terms of up to 26.7 years, while long-term leases for office facilities have remaining primary terms of up to 4.5 years. The Company's long-term leases for production equipment, feedstock and refined product storage facilities and transportation assets have remaining primary terms of up to 14.1 years and in certain cases provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount.

     Future minimum lease payments and minimum rentals to be received under subleases as of December 31, 1997 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

     1998                                             $23,779
     1999                                              22,654
     2000                                              16,492
     2001                                              11,924
     2002                                               4,438
     Remainder                                         18,843
                                                       98,130
     Less future minimum rentals to be received
       under subleases                                  1,354
                                                      $96,776

     Consolidated rental expense under operating leases for continuing operations amounted to approximately $39,805,000, $26,739,000, and $24,177,000 for 1997, 1996 and 1995, respectively. Such amounts are included in the accompanying Consolidated Statements of Income in cost of sales and operating expenses and in selling and administrative expenses and include various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments.

     The Company has a product supply arrangement which requires the payment of a reservation fee of approximately $10.4 million annually through August 2002.

15.  LITIGATION AND CONTINGENCIES

Litigation Relating to Operations of Basis Prior to Acquisition

     Basis was named as a party to numerous claims and legal proceedings which arose prior to its acquisition by the Company. Pursuant to the stock purchase agreement between Energy, the Company, Salomon, and Basis, Salomon assumed the defense of all known suits, actions, claims and investigations pending at the time of the acquisition and all obligations, liabilities and expenses related to or arising therefrom. In addition, Salomon agreed to assume all obligations, liabilities and expenses related to or resulting from all private third-party suits, actions and claims which arise out of a state of facts existing on or prior to the time of the acquisition (including "superfund" liability), but which were not pending at such time, subject to certain terms, conditions and limitations. In certain pending matters, the plaintiffs are requesting injunctive relief which, if granted, could potentially result in the operations acquired in connection with the purchase of Basis being adversely affected through required reductions in emissions, discharges, or refinery throughput, which could be outside Salomon's indemnity obligations. As discussed in
Note 4, the Company and Salomon reached an agreement in December 1997 whereby Salomon paid the Company $9.5 million in settlement of certain of Salomon's contingent environmental obligations assumed under the stock purchase agreement. This settlement did not affect Salomon's other indemnity obligations described in this paragraph.

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

16.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The results of operations by quarter for the years ended
December 31, 1997 and 1996 were as follows (in thousands of dollars, except per share amounts):

                                                                           1997 - Quarter Ended (a)
                                         March 31    June 30 (b)  September 30(b)  December 31 (b)       Total
   Operating revenues                    $821,802    $1,362,624   $1,975,665       $1,596,129         $5,756,220
   Operating income                        38,413        55,800       94,107           22,714            211,034
   Income from continuing operations       19,811        27,598       51,993           12,366            111,768
   Income (loss) from discontinued
     operations                            (4,371)      (10,869)        (432)            -               (15,672)
   Net income                              15,440        16,729       51,561           12,366             96,096
   Earnings (loss) per common share:
       Continuing operations                  .45           .55          .93              .22               2.16
       Discontinued operations               (.16)         (.26)        (.01)             -                 (.39)
           Total                              .29           .29          .92              .22               1.77
   Earnings (loss) per common share -
     assuming  dilution:
       Continuing operations                  .38           .50          .91              .22               2.03
       Discontinued operations               (.08)         (.20)        (.01)             -                 (.29)
           Total                              .30           .30          .90              .22               1.74



                                                                 1996 - Quarter Ended (a)
                                            March 31       June 30      September 30     December 31         Total
   Operating revenues                       $574,522       $675,009       $678,059        $830,263          $2,757,853
   Operating income                           10,105         36,534         23,060          20,049              89,748
   Income from continuing operations           2,963         18,164          6,630          (5,285)             22,472
   Income (loss) from discontinued
      operations                              16,951          2,677          6,516          24,085              50,229
   Net income                                 19,914         20,841         13,146          18,800              72,701
   Earnings (loss) per common share:
       Continuing operations                     .07            .41            .15            (.12)                .51
       Discontinued operations                   .32            -              .08             .49                 .89
           Total                                 .39            .41            .23             .37                1.40
   Earnings (loss) per common share -
     assuming dilution:
       Continuing operations                     .06            .36            .13            (.12)                .44
       Discontinued operations                   .33            .05            .13             .49                 .98
           Total                                 .39            .41            .26             .37                1.42


   (a)    Amounts reflect Energy's natural gas related services business as discontinued operations pursuant to the Restructuring.
   (b)    Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

          None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Commission by April 30, 1998.

     Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.  Financial Statements.   The following Consolidated Financial
Statements of Valero Energy Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:
                                                                          Page

   Report of independent public accountants
   Consolidated balance sheets as of December 31, 1997 and 1996 Consolidated statements of income for the years ended
       December 31, 1997, 1996 and 1995
   Consolidated statements of common stock and other stockholders'
       equity for the years ended December 31, 1997, 1996 and 1995 Consolidated statements of cash flows for the years ended
       December 31, 1997, 1996 and 1995
   Notes to consolidated financial statements

      2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3.  Exhibits.   Filed as part of this Form 10-K are the following
                      exhibits:

    2.1   --  Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E
              Corporation, and PG&E Acquisition Corporation--incorporated by reference from Exhibit 2.1 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
    2.2   --  Form of Agreement and Plan of Distribution between Valero Energy
              Corporation and Valero Refining and Marketing Company--
              incorporated by reference from Exhibit 2.2 to the Company's
              Registration Statement on Form S-1 (File No. 333-27013, filed
              May 13, 1997).
    2.3   --  Form of Tax Sharing Agreement among Valero Energy Corporation,
              Valero Refining and Marketing Company and PG&E Corporation--
              incorporated by reference from Exhibit 2.3 to the Company's
              Registration Statement on Form S-1 (File No. 333-27013, filed
              May 13, 1997).
    2.4   --  Form of Employee Benefits Agreement between Valero Energy
              Corporation and Valero Refining and Marketing Company--
              incorporated by reference from Exhibit 2.4 to the Company's
              Registration Statement on Form S-1 (File No. 333-27013, filed
              May 13, 1997).
    2.5   --  Form of Interim Services Agreement between Valero Energy
              Corporation and Valero Refining and Marketing Company--
              incorporated by reference from Exhibit 2.5 to the Company's
              Registration Statement on Form S-1 (File No. 333-27013, filed
              May 13, 1997).
    2.6   --  Stock Purchase Agreement dated as of April 22, 1997, among
              Valero Energy Corporation, Valero Refining and Marketing
              Company, Salomon Inc and Basis Petroleum, Inc.--incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K.
    3.1   --  Amended and Restated Certificate of Incorporation of Valero
              Energy Corporation (formerly known as Valero Refining and
              Marketing Company)--incorporated by reference from Exhibit
              3.1 to the Company's Registration Statement on Form S-1 (File
              No. 333-27013, filed May 13, 1997).
    3.2   --  By-Laws of Valero Energy Corporation (formerly known as Valero
              Refining and Marketing Company)--incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on
              Form S-1 (File No. 333-27013, filed May 13, 1997).
   4.1    --  Rights Agreement between Valero Refining and Marketing
              Company and Harris Trust and Savings Bank, as Rights
              Agent--incorporated by reference from Exhibit 4.1 to the
              Company's Registration Statement on Form S-8 (File No. 333-31709,
              filed July 21, 1997).
  *4.2    --  Amended and Restated Credit Agreement dated as of November 28,
              1997, among Valero Energy Corporation, the Banks listed therein,
              Morgan Guaranty Trust Company of New York, as Administrative
              Agent, and Bank of Montreal, as Syndicating Agent and Issuing
              Bank.
  +10.1   --  Valero Energy Corporation Executive Incentive Bonus Plan, as
              amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on
              Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.2   --  Valero Energy Corporation Executive Stock Incentive Plan, as
              amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on
              Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.3   --  Valero Energy Corporation Stock Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1
              (File No. 333-27013, filed May 13, 1997).
  +10.4   --  Valero Energy Corporation Restricted Stock Plan for Non-Employee
              Directors, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.4 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.5   --  Valero Energy Corporation Non-Employee Director Stock Option
              Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.5 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.6   --  Executive Severance Agreement between Valero Energy Corporation and William E. Greehey, dated as of December 15, 1982, as
              adopted and ratified by Valero Refining and Marketing
              Company--incorporated by reference from Exhibit 10.6 to the
              Company's Registration Statement on Form S-1 (File No. 333-27013,
              filed May 13, 1997).
  +10.7   --  Schedule of Executive Severance Agreements--incorporated by reference from Exhibit 10.7 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.8   --  Form of Indemnity Agreement between Valero Refining and
              Marketing Company and William E. Greehey--incorporated by
              reference from Exhibit 10.8 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
  +10.9   --  Schedule of Indemnity Agreements--incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on
              Form S-1 (File No. 333-27013, filed May 13, 1997).
 +10.10 --    Form of Incentive Bonus Agreement between Valero Refining and
              Marketing Company and Gregory C. King--incorporated by
              reference from Exhibit 10.10 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
 +10.11   --  Schedule of Incentive Bonus Agreements--incorporated by reference from Exhibit 10.11 to the Company's Registration
              Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).
 *+10.12 --   Employment Agreement between Valero Refining and Marketing
              Company and William E. Greehey, dated as of June 18, 1997.
  *+10.13 --  Employment Agreement between Valero Refining and Marketing
              Company and Edward C. Benninger, dated as of June 18, 1997.
  *+10.14 --  Form of Management Stability Agreement between Valero Energy
              Corporation and Gregory C. King.
  *+10.15 --  Schedule of Management Stability Agreements.
  *11.1   --  Computation of Earnings Per Share.
  *21.1   --  Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.
  *23.1   --  Consent of Arthur Andersen LLP, dated February 26, 1998.
  *24.1   --  Power of Attorney, dated February 26, 1998 (set forth on the signatures page of this Form 10-K).
 **27.1   --  Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1997).
 **27.2   --  Restated Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1996).
 **27.3   --  Restated Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1995).
   ______________
   * Filed herewith
   + Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.
   ** The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities
         Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-K in accordance with Item 601(c) of Regulation S-K and
         Section 401 of Regulation S-T.

     Copies of exhibits filed as a part of this Form 10-K may be obtained by stockholders of record at a charge of $.15 per page, minimum $5.00 each request. Direct inquiries to Jay D. Browning, Corporate Secretary,
Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292.

     Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

    (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

     For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 333-31709
(filed July 21, 1997), No. 333-31721 (filed July 21, 1997), No. 333-31723
(filed July 21, 1997) and No. 333-31727 (filed July 21, 1997):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALERO ENERGY CORPORATION
                               (Registrant)



                              By  /s/ William E. Greehey
                                      (William E. Greehey)
                                  Chairman of the Board and
                                  Chief Executive Officer

Date:     February 26, 1998


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William E. Greehey, Edward
C. Benninger and Jay D. Browning, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                     Title                          Date

                             Director, Chairman of the
                             Board and Chief Executive
                                Officer (Principal
/s/ William E. Greehey            Executive Officer)       February 26, 1998
   (William E. Greehey)

                              Chief Financial Officer
                             (Principal Financial and
/s/ John D. Gibbons              Accounting Officer)       February 26, 1998
   (John D. Gibbons)


/s/ Edward C. Benninger       Director and President       February 26, 1998
   (Edward C. Benninger)


/s/ Ronald K. Calgaard               Director              February 26, 1998
  (Ronald K. Calgaard)


/s/ Robert G. Dettmer                Director              February 26, 1998
   (Robert G. Dettmer)


/s/ Ruben M. Escobedo                Director              February  26, 1998
   (Ruben M. Escobedo)


/s/ James L. Johnson                 Director              February 26, 1998
   (James L. Johnson)


/s/ Lowell H. Lebermann              Director              February 26, 1998
   (Lowell H. Lebermann)


/s/ Susan Kaufman Purcell            Director              February 26, 1998
   (Susan Kaufman Purcell)