Form 10-Q
period 1998-03-31
VALERO ENERGY CORP/TX
filed 1998-05-15
CIK 1035002

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

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

          Yes    X            No

  Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 1, 1998.

                                              Number of
                                                Shares
        Title of Class                      Outstanding

  Common Stock, $.01 Par Value               56,195,070

        VALERO ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX

                                                        Page
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets - March 31, 1998 and
  December 31, 1997................................

Consolidated Statements of Income - For the Three
  Months Ended March 31, 1998 and 1997.............

Consolidated Statements of Cash Flows - For the
  Three Months Ended March 31, 1998 and 1997.......

Notes to Consolidated Financial Statements.........

Management's Discussion and Analysis of Financial
Condition and Results of Operations................

PART II.  OTHER INFORMATION........................

SIGNATURE..........................................


              PART I - FINANCIAL INFORMATION
        VALERO ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                  (Thousands of Dollars)

                                                    March 31,       December 31,
                                                      1998              1997
                                                   (Unaudited)
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments..........     $    9,808     $    9,935
  Receivables, less allowance for
    doubtful accounts of $1,425 (1998)
    and $1,275 (1997)..........................        271,869        366,315
  Inventories..................................        334,311        369,355
  Current deferred income tax assets...........         37,587         17,155
  Prepaid expenses and other...................         33,634         26,265
                                                       687,209        789,025
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $79,981 (1998)
  and $66,636 (1997), at cost..................      2,164,269      2,132,489
    Less:  Accumulated depreciation............        557,441        539,956
                                                     1,606,828      1,592,533

DEFERRED CHARGES AND OTHER ASSETS..............        137,125        111,485

                                                    $2,431,162     $2,493,043

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt..............................     $  175,000     $  122,000
  Accounts payable.............................        338,836        414,305
  Accrued expenses.............................         50,673         60,979
                                                       564,509        597,284

LONG-TERM DEBT, less current maturities........        398,347        430,183

DEFERRED INCOME TAXES..........................        269,280        256,858

DEFERRED CREDITS AND OTHER LIABILITIES.........         50,678         49,877

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000
    shares authorized; issued 56,175,947 (1998)
    and 56,136,032 (1997) shares...............            562            561
  Additional paid-in capital...................      1,110,562      1,110,654
  Retained earnings............................         37,251         47,626
  Treasury stock, 793 (1998) and -0- (1997)
    shares, at cost............................            (27)           -
                                                     1,148,348      1,158,841

                                                    $2,431,162     $2,493,043

See Notes to Consolidated Financial Statements.


             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
          (Thousands of Dollars, Except Per Share Amounts)
                            (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997

OPERATING REVENUES.............................      $1,362,359    $  821,802

COSTS AND EXPENSES:
  Cost of sales and operating expenses.........       1,292,269       760,265
  Write-down of inventories to market value....          37,673           -
  Selling and administrative expenses..........          17,330         9,056
  Depreciation expense.........................          17,504        14,068
    Total......................................       1,364,776       783,389

OPERATING INCOME (LOSS)........................          (2,417)       38,413

OTHER INCOME (EXPENSE), NET....................             (45)          955

INTEREST AND DEBT EXPENSE:
  Incurred.....................................          (7,576)      (10,006)
  Capitalized..................................             754           543

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..........................          (9,284)       29,905

INCOME TAX EXPENSE (BENEFIT)...................          (3,400)       10,094

INCOME (LOSS) FROM CONTINUING OPERATIONS.......          (5,884)       19,811

LOSS FROM DISCONTINUED OPERATIONS,
 NET OF INCOME TAX BENEFIT OF $2,094...........             -          (4,371)

NET INCOME (LOSS)                                        (5,884)       15,440
  Less:  Preferred stock dividend requirements
         and redemption premium................             -           2,766

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK...      $   (5,884)    $  12,674

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations........................      $     (.11)    $     .45
  Discontinued operations......................             -            (.16)
    Total......................................      $     (.11)    $     .29
  Weighted average common shares outstanding
    (in thousands).............................          56,149        44,412

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
ASSUMING DILUTION:
  Continuing operations........................      $     (.11)    $     .38
  Discontinued operations......................             -            (.08)
    Total......................................      $     (.11)    $     .30
  Weighted average common shares outstanding
   (in thousands)..............................          56,149        51,704

DIVIDENDS PER SHARE OF COMMON STOCK............      $      .08     $     .13

See Notes to Consolidated Financial Statements.


            VALERO ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Thousands of Dollars)
                         (Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                               1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations...............    $ (5,884)      $  19,811
  Adjustments to reconcile income (loss) from
    continuing operations to net cash provided
    by continuing operations:
      Depreciation expense...............................      17,504          14,068
      Amortization of deferred charges and other, net....       8,108           7,243
      Write-down of inventories to market value..........      37,673             -
      Changes in current assets and current liabilities..      (1,320)        (11,268)
      Deferred income tax expense (benefit)..............      (7,700)             38
      Changes in deferred items and other, net...........      (1,039)            (84)
        Net cash provided by continuing operations.......      47,342          29,808
        Net cash provided by discontinued operations.....         -             1,843
          Net cash provided by operating activities......      47,342          31,651

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations................................     (33,158)         (7,733)
    Discontinued operations..............................         -           (32,148)
  Deferred turnaround and catalyst costs.................     (32,140)         (1,409)
  Dispositions of property, plant and equipment..........          10              15
  Other, net.............................................         474             310
    Net cash used in investing activities................     (64,814)        (40,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net.......................      53,000          21,683
  Long-term borrowings...................................      93,500          17,600
  Long-term debt reduction...............................    (125,000)        (35,200)
  Common stock dividends.................................      (4,491)         (5,761)
  Preferred stock dividends..............................         -            (2,727)
  Issuance of common stock...............................         526          18,326
  Purchase of treasury stock.............................        (190)         (3,410)
  Redemption of preferred stock..........................         -            (1,196)
    Net cash provided by financing activities............      17,345           9,315

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS.......................................        (127)              1

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD....................................       9,935              10

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD..........................................    $  9,808       $      11

See Notes to Consolidated Financial Statements.

               VALERO ENERGY CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Valero") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading.

     On July 31, 1997, Energy (defined as Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to such date, and the natural gas related services business of Energy for periods subsequent to such date) spun off Valero to Energy's stockholders and merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation (the "Restructuring").
As a result of the Restructuring, Valero became a "successor registrant" to Energy for financial reporting purposes under the federal securities laws. Accordingly, the accompanying consolidated financial information for the three months ended
March 31, 1997 is the consolidated financial information of Energy restated to reflect Energy's natural gas related services business as discontinued operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

2.  Discontinued Operations

     Revenues of the discontinued natural gas related services business were $767.4 million for the three months ended March 31, 1997. This amount is not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

     Total interest expense for the discontinued natural gas related services business was $14.2 million for the three months ended March 31, 1997. Such amount includes an allocated portion of interest on corporate debt plus interest specifically attributed to such discontinued operations.

3.  Acquisition of Basis Petroleum, Inc.

     Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time of the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values, pending the determination of the effects of an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statement of Income for the three months ended March 31, 1997 does not include any results of the operations acquired in connection with the purchase of Basis.

     Pursuant to the purchase agreement, Salomon is entitled to receive payments in any of the 10 years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which are determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate and are accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated. The earn-out amount for the year ended May 1, 1998 was approximately $10 million and is payable to Salomon by May 30, 1998.

     The following unaudited pro forma financial information of the Company for the three months ended March 31, 1997 assumes that the acquisition of Basis occurred at the beginning of such period.
Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

        Operating revenues....................     $2,208,223
        Operating income......................         23,526
        Income from continuing operations.....          7,684
        Loss from discontinued operations.....         (4,371)
        Net income............................          3,313
        Earnings (loss) per common share:
          Continuing operations...............            .16
          Discontinued operations.............           (.15)
            Total.............................            .01
        Earnings (loss) per common share -
          assuming dilution:
            Continuing operations.............            .14
            Discontinued operations...........           (.08)
              Total...........................            .06

4.  Inventories

    Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. Due to a significant decline in feedstock and refined product prices during the first quarter of 1998, the Company reduced the March 31, 1998 carrying amount of its refinery inventories to market value resulting in a $37.7 million pre-tax charge to earnings. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1998 and December 31, 1997 were as follows (in thousands):

                                              March 31,    December 31,
                                               1998           1997
     Refinery feedstocks.................     $132,371       $102,677
     Refined products and blendstocks....      156,878        210,196
     Materials and supplies..............       45,062         56,482
                                              $334,311       $369,355

5.  Statements of Cash Flows

     In order to determine net cash provided by continuing operations, income (loss) from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities, excluding the noncash inventory write-down to market described in Note 4 and changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt, are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. (Dollars in thousands.)

                                       Three Months Ended
                                             March 31,
                                         1998         1997
     Receivables, net.............    $ 94,763    $  25,461
     Inventories..................     (16,403)     (21,000)
     Prepaid expenses and other...      (8,247)       4,381
     Accounts payable.............     (61,127)     (19,898)
     Accrued expenses.............     (10,306)        (212)
        Total.....................    $ (1,320)   $ (11,268)


     Cash flows related to interest and income taxes, including amounts related to discontinued operations for the three months ended March 31, 1997, were as follows (in thousands):

                                          Three Months Ended
                                              March 31,
                                           1998        1997
     Interest paid (net of amount
       capitalized).................    $ 4,699      $ 7,771
     Income tax refunds received....      9,000          -
     Income taxes paid..............      3,504          777

6.  Industrial Revenue Bonds

     In March 1998, the Company converted the interest rates on its $98.5 million of tax-exempt Revenue Refunding Bonds (the "Refunding Bonds") and $25 million of tax-exempt Waste Disposal Revenue Bonds (the "Revenue Bonds") from variable rates to a weighted average fixed rate of approximately 5.4%. Also in March 1998, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of the Company $25 million of new tax-exempt Waste Disposal Revenue Bonds at a fixed interest rate of 5.6%, and $43.5 million of new taxable variable rate Waste Disposal Revenue Bonds at an initial interest rate of 5.7%, both of which mature on April 1, 2032. The $43.5 million of taxable bonds bear interest at a variable rate determined weekly, with the Company having the right to convert such rate to a daily, weekly, short-term or long-term rate, or to a fixed rate. These variable rate bonds are supported by a letter of credit issued under the Company's revolving bank credit facility. Letters of credit previously associated with the $123.5 million of outstanding Refunding Bonds and Revenue Bonds were released upon conversion of the interest rates from variable to fixed.

7.  Earnings per Share

     In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the year ended December 31, 1997, the Company has presented basic and diluted earnings per share on the face of the accompanying income statements. In determining basic earnings per share for the three months ended
March 31, 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations is as follows (dollars and shares in thousands, except per share amounts):


                                                                Three Months Ended March 31,
                                                            1998                          1997
                                                                      Per-                           Per-
                                                                     Share                          Share
                                                   Loss    Shares     Amt.      Income    Shares     Amt.
Income (loss) from continuing operations.....   $(5,884)                        $19,811

Basic earnings per share:
Income (loss) from continuing operations
  available to common stockholders...........   $(5,884)   56,149    $(.11)     $19,811    44,412     $.45

Effect of dilutive securities:
Stock options................................       -         -                     -         819
Performance awards...........................       -         -                     -          91
Convertible preferred stock..................       -         -                     -       6,382

Diluted earnings per share:
Income (loss) from continuing operations
  available to common stockholders
  plus assumed conversions...................   $(5,884)   56,149    $(.11)     $19,811    51,704     $.38


     Various stock options and performance awards granted to employees in connection with the Company's stock compensation plans were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted earnings per share from continuing operations for such period because the effect would have been antidilutive. Options to purchase approximately 4.4 million shares of common stock and performance awards totaling approximately 121,000 shares were outstanding at March 31, 1998.

8.  New Accounting Standards

     SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June 1997 and became effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. The Company had no items of other comprehensive income during the three months ended March 31, 1998 and 1997 and, accordingly, did not report a total amount for comprehensive income in the accompanying consolidated financial statements.

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

     In February 1998, the FASB issued SFAS No. 132,
"Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement becomes effective for the Company's financial statements beginning with the year ended December 31, 1998 at which time restatement of prior period disclosures presented for comparative purposes is required unless the information is not readily available.

9.  Litigation and Contingencies

Litigation Relating to Operations of Basis Prior to Acquisition

     Basis was named as a party to numerous claims and legal proceedings which arose prior to its acquisition by the Company. Pursuant to the stock purchase agreement between Energy, the Company, Salomon, and Basis, Salomon assumed the defense of all known suits, actions, claims and investigations pending at the time of the acquisition and all obligations, liabilities and expenses related to or arising therefrom. In addition, Salomon agreed to assume all obligations, liabilities and expenses related to or resulting from all private third-party suits, actions and claims which arise out of a state of facts existing on or prior to the time of the acquisition (including "superfund" liability), but which were not pending at such time, subject to certain terms, conditions and limitations. In certain pending matters, the plaintiffs are requesting injunctive relief which, if granted, could potentially result in the operations acquired in connection with the purchase of Basis being adversely affected through required reductions in emissions, discharges, or refinery throughput, which could be outside Salomon's indemnity obligations. In December 1997, the Company and Salomon reached an agreement whereby Salomon paid the Company $9.5 million in settlement of certain of Salomon's contingent environmental obligations assumed under the stock purchase agreement. This settlement did not affect Salomon's other indemnity obligations described in this paragraph.

Litigation Relating to Discontinued Operations

     Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages.
Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E Corporation ("PG&E") previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify and hold harmless Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

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


         VALERO ENERGY CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING HIGHLIGHTS

     The following are the Company's financial and operating highlights for the three months ended March 31, 1998 and 1997
(in thousands of dollars, unless otherwise noted):

                                                      Three Months Ended March 31,
                                                           1998         1997 (1)
Operating revenues.................................     $1,362,359     $ 821,802

Operating income, before inventory write-down......     $   35,256     $  38,413
Write-down of inventories to market value..........        (37,673)          -
  Total operating income (loss)....................     $   (2,417)    $  38,413

Interest and debt expense, net.....................     $   (6,822)    $  (9,463)
Income (loss) from continuing operations...........     $   (5,884)    $  19,811
Loss from discontinued operations, net of
   income tax benefit..............................     $      -       $  (4,371)
Net income (loss)..................................     $   (5,884)    $  15,440
Net income (loss) applicable to common stock.......     $   (5,884)    $  12,674

Earnings (loss) per share of common stock:
  Continuing operations............................     $     (.11)    $     .45
  Discontinued operations..........................            -            (.16)
    Total..........................................     $     (.11)    $     .29

Earnings (loss) per share of common stock -
  assuming dilution:
    Continuing operations..........................     $     (.11)    $     .38
    Discontinued operations........................            -            (.08)
      Total........................................     $     (.11)    $     .30

Earnings before interest, taxes, depreciation
  and amortization ("EBITDA") (2)..................     $   60,758     $  61,665
Ratio of EBITDA to interest incurred...............            8.0x          6.2x

Operating statistics:
  Throughput volumes (Mbbls per day)...............            527           179
  Average throughput margin per barrel (3).........     $     3.68     $    6.43
  Operating cost per barrel........................     $     2.57     $    3.44
  Sales volumes (Mbbls per day)....................            817           328

  Charges:
    Crude oils.....................................             66%           19%
    Residual fuel oil ("resid")....................             18            50
    Other feedstocks and blendstocks...............             16            31
      Total........................................            100%          100%

  Yields:
    Gasoline and blending components...............             48%           66%
    Distillates....................................             29            16
    Petrochemicals.................................              5            10
    Natural gas liquids ("NGLs") and naphtha.......              6             1
    Heavy products.................................             12             7
      Total........................................            100%          100%

(1) Excludes the operations of the Texas City, Houston and Krotz Springs refineries which were acquired May 1, 1997.
(2) EBITDA for the 1998 period excludes the effect of the $37.7 million pre-tax write-down of inventories to market value.
(3) Throughput margin for the 1998 period excludes an $.80 per barrel reduction resulting from the effect of the $37.7 million pre-tax write-down of inventories to market value.

RESULTS OF OPERATIONS

     The Company reported a net loss for the first quarter of 1998 of $5.9 million, or $.11 per share, compared to income from continuing operations for the first quarter of 1997 of $19.8 million, or $.45 per share ($.38 per share on a diluted basis). Results from discontinued operations for the first quarter of 1997 were a loss of $4.4 million, or $.16 per share. The first quarter 1998 results were reduced by a $37.7 million ($23.9 million after-tax, or $.43 per share) write-down in the carrying amount of the Company's refinery inventories. This write-down, primarily attributable to inventories acquired in connection with the purchase of Basis, resulted from a significant decline in feedstock and refined product prices during the quarter. Excluding the effect of the inventory write-down, income from continuing operations decreased slightly during the first quarter of 1998 compared to the first quarter of 1997 as the effects of weak refining industry fundamentals during the first quarter of 1998 were partially offset by the contribution from the operations related to the Texas City, Houston and Krotz Springs refineries and a decrease in interest expense. In determining earnings per share for the first quarter of 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

     Operating revenues increased $540.6 million, or 66%, to $1.4 billion during the first quarter of 1998 compared to the same period in 1997 due to a 149% increase in average daily sales volumes partially offset by a 33% decrease in the average sales price per barrel. The increase in sales volumes was due primarily to additional volumes attributable to the May 1, 1997 acquisition of Basis, while the decrease in sales prices was due to depressed refined product prices resulting from high levels of gasoline inventories and lower crude oil prices.

     Operating income decreased $40.8 million during the first quarter of 1998 compared to the first quarter of 1997 due primarily to the $37.7 million inventory write-down noted above. Excluding the effect of the inventory write-down, operating income decreased $3.1 million, or 8%, to $35.3 million during the first quarter of 1998 compared to the same period in 1997. This decrease was due to an approximate $20 million reduction in total throughput margins for the operations related to the Corpus Christi refinery and an approximate $4 million increase in administrative expenses, partially offset by an approximate $21 million contribution from the operations related to the Texas City, Houston and Krotz Springs refineries which were acquired on May 1, 1997. Total throughput margins for the operations related to the Corpus Christi refinery decreased due to a decline in the price differential between conventional gasoline and crude oil resulting from the high levels of gasoline inventories noted above which caused gasoline prices to fall more than crude oil prices during the period. In addition, total throughput margins for these operations decreased due to lower premiums on sales of petrochemical feedstocks and reduced results from price risk management activities. Partially offsetting these factors were higher oxygenate margins resulting primarily from a decrease in methanol and butane feedstock costs and higher premiums on sales of reformulated gasoline. The $4 million increase in administrative expenses was due primarily to the effect of additional personnel resulting from the acquisition of Basis in May 1997.

     Net interest and debt expense decreased $2.7 million, or 28%, to $6.8 million during the first quarter of 1998 compared to the same period in 1997 due primarily to a reduction in average interest rates, partially offset by an increase in average borrowings resulting in large part from the acquisition of Basis in May 1997.

     Income taxes decreased $13.5 million during the first quarter of 1998 compared to the same period in 1997 due primarily to lower pre-tax income from continuing operations.

     The loss from discontinued operations in the first quarter of 1997 of $4.4 million (net of an income tax benefit of $2.1 million) reflected the net loss of Energy's natural gas related services business for such period prior to consummation of the Restructuring.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by continuing operations increased
$17.5 million to $47.3 million during the first quarter of 1998 compared to the same period in 1997 due primarily to a $9.9 million decrease in the amount of cash utilized for working capital requirements, as detailed in Note 5 of Notes to Consolidated Financial Statements, and to an increase in earnings, excluding the effects of non-cash items. Included in the changes in current assets and current liabilities for the 1998 period was a substantial decrease in accounts receivable offset entirely by decreases in accounts payable and accrued expenses and increases in inventories and prepaid expenses and other. Accounts receivable and accounts payable decreased due primarily to lower commodity prices. During the first quarter of 1998, cash provided by operating activities and proceeds from the issuance of new industrial revenue bonds as described in Note 6 of Notes to Consolidated Financial Statements totaled approximately $116 million. These funds were utilized to reduce bank borrowings, fund capital expenditures and deferred turnaround and catalyst costs, and pay common stock dividends.

     The Company currently maintains a five-year, unsecured
$835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test, none of which are expected to limit the Company's ability to operate in the ordinary course of business.
As of March 31, 1998, the Company had approximately $739 million available under this committed bank credit facility for additional borrowings and letters of credit. The Company also has numerous uncommitted short-term bank credit facilities, along with several uncommitted letter of credit facilities. As of March 31, 1998, a minimum of $70 million and a maximum of $260 million were available for additional borrowings under the short-term bank credit facilities, and approximately $202 million was available for additional letters of credit under the uncommitted letter of credit facilities. As of March 31, 1998, the Company's debt to capitalization ratio was 33.3%. The Company was in compliance with all covenants contained in its various debt facilities as of March 31, 1998.

     During the first quarter of 1998, the Company reduced its exposure to increases in interest rates and increased its financial flexibility by converting the interest rates on $123.5 million of industrial revenue bonds from variable rates to fixed rates and issuing $68.5 million of new industrial revenue bonds, using the proceeds to reduce bank borrowings incurred in connection with the acquisition of Basis. See Note 6 of Notes to Consolidated Financial Statements.

     During the first quarter of 1998, the Company expended approximately $65 million for capital investments, including capital expenditures of $33 million and deferred turnaround and catalyst costs of $32 million. For total year 1998, the Company currently expects to incur approximately $200 million for capital investments, including approximately $150 million for capital expenditures and approximately $50 million for deferred turnaround and catalyst costs.

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

NEW ACCOUNTING STANDARDS

     As discussed in Note 8 of Notes to Consolidated Financial Statements, various new statements of financial accounting standards issued by the FASB became effective for the Company's financial statements beginning in 1998. Based on information currently available to the Company, the adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement planned capital projects and realize the various assumptions and benefits projected for such projects; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     11.1   Computation of Earnings Per Share.

     27.1* Financial Data Schedule (reporting financial information as of and for the three months ended
            March 31, 1998).

     27.2* Restated Financial Data Schedule (reporting financial information as of and for the three months ended
            March 31, 1997).

         * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of
            Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

     (b)  Reports on Form 8-K.  The Company did not file any
Current Reports on Form 8-K during the quarter ended March 31, 1998.

                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 VALERO ENERGY CORPORATION
                      (Registrant)

                  By:  /s/ John D. Gibbons
                           John D. Gibbons
                           Chief Financial Officer,
                             Vice President - Finance and Treasurer
                           (Duly Authorized Officer and Principal
                            Financial and Accounting Officer)


Date: May 15, 1998