Form 10-Q
period 1998-06-30
VALERO ENERGY CORP/TX
filed 1998-08-14
CIK 1035002

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                      7990 I.H. 10 West
                     San Antonio, Texas
             (Address of principal executive offices)
                            78230
                         (Zip Code)

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

                Yes    X            No

Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1998.

                                           Number of
                                            Shares
      Title of Class                     Outstanding

  Common Stock, $.01 Par Value           56,248,723

            VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX

                                                         Page
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets - June 30, 1998 and
   December 31, 1997.................................

Consolidated Statements of Income - For the
   Three Months Ended and Six Months Ended
   June 30, 1998 and 1997............................

Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1998 and 1997...........

Notes to Consolidated Financial Statements...........

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............

PART II.  OTHER INFORMATION..........................


SIGNATURE............................................

               PART I - FINANCIAL INFORMATION
        VALERO ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                  (Thousands of Dollars)

                                                   June 30,
                                                    1998          December 31,
                                                 (Unaudited)          1997
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments..........    $   6,578     $    9,935
  Receivables, less allowance for doubtful
    accounts of $1,575 (1998) and
    $1,275 (1997)..............................      323,990        366,315
  Inventories..................................      312,090        369,355
  Current deferred income tax assets...........       38,783         17,155
  Prepaid expenses and other...................       22,280         26,265
                                                     703,721        789,025
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $85,172 (1998)
  and $66,636 (1997), at cost..................    2,206,407      2,132,489
    Less:  Accumulated depreciation............      576,161        539,956
                                                   1,630,246      1,592,533

DEFERRED CHARGES AND OTHER ASSETS..............      135,768        111,485

                                                  $2,469,735     $2,493,043

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt..............................   $  125,000     $  122,000
  Accounts payable.............................      378,528        414,305
  Accrued expenses.............................       39,372         60,979
                                                     542,900        597,284

LONG-TERM DEBT, less current maturities........      410,010        430,183

DEFERRED INCOME TAXES..........................      280,839        256,858

DEFERRED CREDITS AND OTHER LIABILITIES.........       51,775         49,877

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000
    shares authorized; issued 56,314,798 (1998)
    and 56,136,032 (1997) shares...............          563            561
  Additional paid-in capital...................    1,113,681      1,110,654
  Retained earnings............................       72,695         47,626
  Treasury stock, 78,761 (1998) and -0- (1997)
    shares, at cost............................       (2,728)          -
                                                   1,184,211      1,158,841

                                                  $2,469,735     $2,493,043

       See Notes to Consolidated Financial Statements.

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
            (Thousands of Dollars, Except Per Share Amounts)
                             (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                                  1998          1997           1998          1997
OPERATING REVENUES...........................  $1,448,104    $1,362,624     $2,810,463    $2,184,426

COSTS AND EXPENSES:
  Cost of sales and operating expenses.......   1,346,460     1,280,244      2,638,729     2,040,509
  Write-down of inventories to market value..        -             -            37,673          -
  Selling and administrative expenses........      18,585        10,404         35,915        19,460
  Depreciation expense.......................      18,735        16,176         36,239        30,244
    Total....................................   1,383,780     1,306,824      2,748,556     2,090,213

OPERATING INCOME.............................      64,324        55,800         61,907        94,213

OTHER INCOME, NET............................         482         2,059            437         3,014

INTEREST AND DEBT EXPENSE:
  Incurred...................................      (8,292)      (14,571)       (15,868)      (24,577)
  Capitalized................................       1,125           323          1,879           866

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES........................      57,639        43,611         48,355        73,516

INCOME TAX EXPENSE...........................      17,700        16,013         14,300        26,107

INCOME FROM CONTINUING OPERATIONS............      39,939        27,598         34,055        47,409

LOSS FROM DISCONTINUED OPERATIONS, NET
  OF INCOME TAX BENEFIT OF $5,713 and
  $7,807, RESPECTIVELY.......................        -          (10,869)          -          (15,240)

NET INCOME...................................      39,939        16,729         34,055        32,169
  Less:  Preferred stock dividend
     requirements and redemption
     premium.................................        -            1,826           -            4,592

NET INCOME APPLICABLE TO COMMON STOCK........   $  39,939    $   14,903    $    34,055    $   27,577

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations......................   $     .71     $     .55    $       .61    $     1.00
  Discontinued operations....................        -             (.26)          -             (.42)
    Total....................................   $     .71     $     .29    $       .61    $      .58
  Weighted average common shares
    outstanding (in thousands)...............      56,201        50,164         56,175        47,288

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION:
    Continuing operations....................   $     .70   $       .50    $       .59    $      .89
    Discontinued operations..................        -             (.20)          -             (.29)
      Total..................................   $     .70   $       .30    $       .59    $      .60
    Weighted average common shares
     outstanding (in thousands)..............      57,353        54,659         57,319        53,183

DIVIDENDS PER SHARE OF COMMON STOCK..........   $     .08   $       .13    $       .16    $      .26

       See Notes to Consolidated Financial Statements.

                     VALERO ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Thousands of Dollars)
                                     (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations............................   $  34,055       $ 47,409
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation expense.....................................      36,239         30,244
      Amortization of deferred charges and other, net..........      18,733         15,706
      Write-down of inventories to market value................      37,673           -
      Changes in current assets and current liabilities........      13,453       (113,866)
      Deferred income tax expense..............................       3,000          9,807
      Changes in deferred items and other, net.................        (460)        (4,572)
        Net cash provided by (used in) continuing operations...     142,693        (15,272)
        Net cash used in discontinued operations...............        -           (26,655)
          Net cash provided by (used in) operating activities..     142,693        (41,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations......................................     (68,942)       (25,501)
    Discontinued operations....................................        -           (47,952)
  Deferred turnaround and catalyst costs.......................     (39,886)        (4,097)
  Acquisition of Basis Petroleum, Inc. ........................        -          (362,060)
  Earn-out payment in connection with Basis acquisition........     (10,325)          -
  Dispositions of property, plant and equipment................         346             30
  Other, net...................................................         511            394
    Net cash used in investing activities......................    (118,296)      (439,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net.............................       3,000         37,312
  Long-term borrowings.........................................     103,741        718,708
  Long-term debt reduction.....................................    (125,000)      (282,948)
  Common stock dividends.......................................      (8,986)       (12,054)
  Preferred stock dividends....................................        -            (5,419)
  Issuance of common stock.....................................         933         37,493
  Purchase of treasury stock...................................      (1,442)        (7,414)
  Redemption of preferred stock................................        -            (1,339)
    Net cash provided by (used in) financing activities........     (27,754)       484,339

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS.............................................      (3,357)         3,226

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD..........................................       9,935             10

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD................................................   $   6,578     $    3,236

    See Notes to Consolidated Financial Statements.

            VALERO ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Valero") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading.

     On July 31, 1997, Energy (defined as Valero Energy
Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to such date, and the natural gas related services business of Energy for periods subsequent to such date) spun off Valero to Energy's stockholders and merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). As a result of the Restructuring, Valero became a "successor registrant" to Energy for financial reporting purposes under the federal securities laws. Accordingly, the accompanying consolidated financial information for the three months ended and six months ended June 30, 1997 is the consolidated financial information of Energy restated to reflect Energy's natural gas related services business as discontinued operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

2.  Discontinued Operations

     Revenues of the discontinued natural gas related services business were $617.3 million and $1.4 billion for the three months ended and six months ended June 30, 1997, respectively. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

     Total interest expense for the discontinued natural gas related services business was $13.7 million and $28 million for the three months ended and six months ended June 30, 1997, respectively. Such amounts include an allocated portion of interest on corporate debt plus interest specifically attributed to such discontinued operations.

3.  Acquisitions

  Paulsboro Refinery

     On May 21, 1998, the Company and Mobil Oil Corporation
("Mobil") signed an exclusive letter of intent for the proposed purchase by the Company of Mobil's 155,000 barrel-per-day ("BPD") refinery in Paulsboro, New Jersey ("Paulsboro Refinery") for
$228 million plus an estimated $108 million for associated inventories and other working capital items. The Company anticipates financing the transaction with cash provided from the Company's existing bank credit facilities. The acquisition is expected to close on or about August 31, 1998, subject to execution of definitive agreements and satisfaction of legal and regulatory requirements.
Upon completion, the acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of the Paulsboro Refinery will be included in the consolidated financial statements of the Company beginning on the effective date of the transaction.

     As part of the proposed transaction, the Company and Mobil will sign long-term agreements whereby the Company will supply Mobil with fuels and lubricant basestocks and Mobil will continue to supply lubricant-quality crude feedstocks to the plant. After acquiring the Paulsboro Refinery, the Company will own and operate five refineries in the Gulf Coast and Northeast regions of the country with total throughput capacity of more than 700,000 BPD.

  Basis Petroleum, Inc.

     Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time of the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as determined by an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 1997 include the results of the operations acquired in connection with the purchase of Basis for the months of May and June 1997.

     Pursuant to the purchase agreement, Salomon is entitled to receive payments in any of the 10 years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which are determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate and are accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated. The earn-out amount for the year ended May 1, 1998 was $10.3 million and was paid to Salomon on May 29, 1998.

     The following unaudited pro forma financial information of the Company for the six months ended June 30, 1997 assumes that the acquisition of Basis occurred at the beginning of such period.
Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

        Operating revenues........................      $4,004,882
        Operating income..........................          33,026
        Income from continuing operations.........           8,909
        Loss from discontinued operations.........         (15,240)
        Net loss..................................          (6,331)
        Earnings (loss) per common share:
          Continuing operations...................             .19
          Discontinued operations.................            (.42)
            Total.................................            (.23)
        Earnings (loss) per common share -
          assuming dilution:
            Continuing operations.................             .17
            Discontinued operations...............            (.29)
              Total...............................            (.12)

4.  Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. The replacement cost of the Company's LIFO inventories was slightly below their LIFO values at June 30, 1998. The Company believes that the decline in replacement cost is temporary and that inventory amounts will be restored by year-end. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1998 and December 31, 1997 were as follows (in thousands):

                                                   June 30,      December 31,
                                                     1998            1997
     Refinery feedstocks......................     $130,750        $102,677
     Refined products and blendstocks.........      134,890         210,196
     Materials and supplies...................       46,450          56,482
                                                   $312,090        $369,355

5.  Statements of Cash Flows

     In order to determine net cash provided by continuing operations, income from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude
(i) a $37.7 million noncash write-down of inventories to market value in the first quarter of 1998, (ii) the current assets and current liabilities of Basis as of the acquisition date in 1997 (see Note 3), and (iii) changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired.

                                          Six Months Ended
                                              June 30,
                                         1998        1997
     Receivables, net..............   $ 43,672     $  23,659
     Inventories...................      4,757      (106,233)
     Prepaid expenses and other....      3,107         3,972
     Accounts payable..............    (21,157)      (34,771)
     Accrued expenses..............    (16,926)         (493)
        Total......................   $ 13,453     $(113,866)

     Cash flows related to interest and income taxes, including amounts related to discontinued operations for the six months ended June 30, 1997, were as follows (in thousands):

                                           Six Months Ended
                                              June 30,
                                          1998       1997
     Interest paid (net of amount
        capitalized).................    $13,390    $48,838
     Income tax refunds received.....      9,000       -
     Income taxes paid...............      5,282      5,603


     Noncash investing and financing activities for the six months ended June 30, 1997 included the issuance of Energy common stock to Salomon as partial consideration for the acquisition of the stock of Basis. In addition, noncash investing activities for the six months ended June 30, 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of an independent appraisal performed in connection with the allocation of the Basis purchase price to the assets acquired and liabilities assumed.

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

7.  Earnings per Share

     In accordance with the Financial Accounting Standards
Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the year ended December 31, 1997, the Company has presented basic and diluted earnings per share on the face of the accompanying income statements. In determining basic earnings per share for the three months ended and six months ended June 30, 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations is as follows (dollars and shares in thousands, except per share amounts):


                                                              Three Months Ended June 30,
                                                        1998                              1997
                                                                  Per-                                 Per-
                                                                 Share                                Share
                                           Income      Shares     Amt.         Income      Shares      Amt.
Income from continuing operations.......  $39,939                             $27,598

Basic earnings per share:
Income from continuing operations
  available to common stockholders......  $39,939      56,201    $ .71        $27,598      50,164     $ .55

Effect of dilutive securities:
Stock options...........................     -          1,038                    -            808
Performance awards......................     -            114                    -             91
Convertible preferred stock.............     -           -                       -          3,596

Diluted earnings per share:
Income from continuing operations
  available to common stockholders
  plus assumed conversions..............  $39,939      57,353    $ .70        $27,598      54,659     $ .50

                                                              Six Months Ended June 30,
                                                       1998                              1997
                                                                   Per-                               Per-
                                                                  Share                              Share
                                          Income      Shares       Amt.        Income     Shares      Amt.
Income from continuing operations.....    $34,055                             $47,409

Basic earnings per share:
Income from continuing operations
  available to common stockholders....    $34,055     56,175     $ .61        $47,409     47,288       $1.00

Effect of dilutive securities:
Stock options.........................       -         1,034                     -           815
Performance awards....................       -           110                     -            91
Convertible preferred stock...........       -          -                        -         4,989

Diluted earnings per share:
Income from continuing operations
  available to common stockholders
  plus assumed conversions............    $34,055     57,319     $ .59        $47,409     53,183       $ .89

8.  New Accounting Standards

     SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June 1997 and became effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. The Company had no items of other comprehensive income during the three months ended and six months ended June 30, 1998 and 1997 and, accordingly, did not report a total amount for comprehensive income in the accompanying consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the year ended December 31, 1998 at which time restatement of prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required. The Company is currently in the process of determining the effect of the adoption of this statement on its 1998 year-end consolidated financial statement disclosures.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement becomes effective for the Company's financial statements beginning January 1, 2000 and is not allowed to be applied retroactively to financial statements of prior periods. At such effective date, SFAS No. 133 must be applied to (a) all freestanding derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that exist at such date and were issued, acquired, or substantially modified after December 31, 1997 (and, at the Company's election, that were issued or acquired before January 1, 1998 and not substantively modified thereafter). The Company has not yet determined the impact on its financial statements of adopting this statement. However, adoption of this statement could result in increased volatility in the Company's earnings and other comprehensive income.

9.  Litigation and Contingencies

  Litigation Relating to Discontinued Operations

     Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E Corporation ("PG&E") previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING HIGHLIGHTS

     The following are the Company's financial and operating highlights for the three months ended and six months ended June 30, 1998 and 1997
(in thousands of dollars, unless otherwise noted):

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                         1998          1997 (1)          1998           1997 (1)
Operating revenues...............................     $1,448,104     $1,362,624        $2,810,463     $2,184,426

Operating income, before inventory write-down....     $   64,324     $   55,800        $   99,580     $   94,213
Write-down of inventories to market value........           -              -              (37,673)          -
  Total operating income.........................     $   64,324     $   55,800        $   61,907     $   94,213

Interest and debt expense, net...................     $   (7,167)    $  (14,248)       $  (13,989)    $  (23,711)
Income from continuing operations................     $   39,939     $   27,598        $   34,055     $   47,409
Loss from discontinued operations, net of
  income tax benefit.............................     $     -        $  (10,869)       $     -        $  (15,240)
Net income.......................................     $   39,939     $   16,729        $   34,055     $   32,169
Net income applicable to common stock............     $   39,939     $   14,903        $   34,055     $   27,577

Earnings (loss) per share of common stock:
  Continuing operations..........................     $      .71     $      .55        $      .61     $     1.00
  Discontinued operations........................           -              (.26)             -              (.42)
    Total........................................     $      .71     $      .29        $      .61     $      .58

Earnings (loss) per share of common stock -
  assuming dilution:
    Continuing operations........................     $      .70     $      .50        $      .59     $      .89
    Discontinued operations......................          -               (.20)             -              (.29)
      Total......................................     $      .70     $      .30        $      .59     $      .60

Earnings before interest, taxes, depreciation
  and amortization ("EBITDA")....................     $   93,299     $   83,373        $  154,057(2)  $  145,038
Ratio of EBITDA to interest incurred.............           11.3x           5.7x              9.7x           5.9x

Operating statistics:
  Throughput volumes (Mbbls per day).............            550            393               539            287
  Average throughput margin per barrel...........     $     4.27     $     4.61        $     3.98(3)  $     5.17
  Operating cost per barrel......................     $     2.60     $     2.73        $     2.59     $     2.95
  Sales volumes (Mbbls per day)..................            873            627               845            478

  Charges:
    Crude oils...................................             68%            57%               66%            46%
    Residual fuel oil ("resid")..................             19             28                21             36
    Other feedstocks and blendstocks.............             13             15                13             18
      Total......................................            100%           100%              100%           100%

  Yields:
    Gasoline and blending components.............             50%            48%               49%            53%
    Distillates..................................             28             26                28             23
    Petrochemicals...............................              4              6                 4              7
    Natural gas liquids ("NGLs") and naphtha.....              5              5                 5              4
    Heavy products...............................             13             15                14             13
      Total......................................            100%           100%              100%           100%

(1) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.
(2) Excludes the effect of the $37.7 million pre-tax write-down of inventories to market value in the first quarter.
(3) Excludes a $.39 per barrel reduction resulting from the effect of the $37.7 million pre-tax write-down of inventories to market value.

RESULTS OF OPERATIONS

General

     The Company reported net income of $40.0 million, or $.71 per share ($.70 per share on a diluted basis), for the second quarter of 1998 compared to income from continuing operations of $27.6 million, or $.55 per share ($.50 per share on a diluted basis), for the second quarter of 1997. For the first six months of 1998, net income was $34.1 million, or $.61 per share ($.59 per share on a diluted basis), compared to income from continuing operations of $47.4 million, or $1.00 per share ($.89 per share on a diluted basis), for the first six months of 1997. Results from discontinued operations were losses of $10.9 million, or $.26 per share, and $15.2 million, or $.42 per share, for the second quarter and first six months of 1997, respectively. The improvement in second quarter results was due primarily to an increase in operating income and a decrease in net interest and debt expense. The year-to-date 1998 results were reduced by a $37.7 million ($23.9 million after-tax) write-down in the carrying amount of the Company's refinery inventories in the first quarter resulting from a significant decline in feedstock and refined product prices. Excluding the effect of the inventory write-down, net income for the first six months of 1998 increased compared to income from continuing operations for the first six months of 1997 due to the contribution from the operations related to the Texas City, Houston and Krotz Springs refineries acquired May 1, 1997, improved feedstock processing flexibility, and a decrease in interest expense which more than offset the effects of weak petrochemical margins during the 1998 period. In determining earnings per share for the second quarter and first six months of 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

     Since June 30, 1998, refining margins have declined considerably from second quarter 1998 levels. If the recent market decline continues, the Company anticipates that operating income in the third quarter of 1998 will be lower than the amount reported in the 1998 second quarter.

Second Quarter 1998 Compared to Second Quarter 1997

     Operating revenues increased $85.5 million, or 6%, to $1.4 billion during the second quarter of 1998 compared to the same period in 1997 due to a 39% increase in average daily sales volumes partially offset by a 24% decrease in the average sales price per barrel. The increase in sales volumes was due primarily to one additional month of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries which were acquired on May 1, 1997, and increased throughput volumes at all refineries resulting from various expansion projects and unit improvements. The decrease in sales prices was due to a continuing oversupply of crude oil which resulted in high levels of gasoline and distillate inventories and depressed refined product prices.

     Operating income increased $8.5 million, or 15%, to $64.3 million during the second quarter of 1998 compared to the same period in 1997 due to an approximate $49 million increase in total throughput margins, partially offset by an approximate $30 million increase in operating expenses, higher selling and administrative expenses of approximately
$8 million and increased depreciation expense of approximately $3 million. Total throughput margins increased due to higher throughput volumes as noted above, an improvement in the price differential between conventional gasoline and crude oil, higher oxygenate margins and increased discounts on purchases of medium sour crude oil feedstocks. A higher percentage of medium sour crude feedstocks was processed during the 1998 quarter to take advantage of such discounts. Partially offsetting these increases in total throughput margins were lower premiums on sales of products used in the petrochemical industry resulting from a decrease in worldwide demand for such products due to the Asian economic crisis. Operating expenses increased due primarily to the one additional month of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries, and to a lesser extent to higher maintenance and catalyst costs at the Texas City refinery during the other two months of the quarter. The $8 million increase in selling and administrative expenses was due to higher employee-related and other costs resulting primarily from the effect of the acquisition of Basis in May 1997. The $3 million increase in depreciation expense resulted primarily from one additional month of depreciation during the 1998 period for the Texas City, Houston and Krotz Springs refineries and from the effect of capital additions.

     Net interest and debt expense decreased $7.1 million, or 50%, to $7.1 million during the second quarter of 1998 compared to the same period in 1997 due primarily to the inclusion in the 1997 period of allocated interest expense related to corporate debt that was subsequently assumed by PG&E pursuant to the Restructuring on July 31, 1997.

     Income taxes increased $1.7 million during the second quarter of 1998 compared to the same period in 1997 due primarily to higher pre-tax income from continuing operations, partially offset by a $2.1 million benefit in the 1998 period resulting from the recognition of a research and experimentation tax credit.

     The loss from discontinued operations in the second quarter of 1997 of $10.9 million (net of an income tax benefit of $5.7 million) reflected the net loss of Energy's natural gas related services business for such period prior to consummation of the Restructuring.

Year-to-Date 1998 Compared to Year-to-Date 1997

     For the first six months of 1998, operating revenues increased $626.1 million, or 29%, to $2.8 billion compared to the first six months of 1997 due to a 77% increase in average daily sales volumes partially offset by a 27% decrease in the average sales price per barrel. The increase in sales volumes was due primarily to additional volumes attributable to the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries, while the decrease in sales prices was due to an oversupply of crude oil and the resulting effect on refined product inventory levels and prices as described above in the quarter-to-quarter comparison.

     Operating income decreased $32.3 million during the first six months of 1998 compared to the same period in 1997 due primarily to the $37.7 million inventory write-down in the first quarter of 1998 noted above under "General." Excluding the effect of the inventory write-down, operating income increased $5.4 million, or 6%, to $99.6 million during the first six months of 1998 compared to the same period in 1997 due to an approximate $120 million increase in total throughput margins, partially offset by an approximate
$92 million increase in operating expenses, higher selling and administrative expenses of approximately $16 million and increased depreciation expense of approximately $6 million. Total throughput margins increased due to higher throughput volumes resulting primarily from the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries, increased discounts on purchases of refinery feedstocks, primarily medium sour crude oil, and higher oxygenate margins. The increases in total throughput margins resulting from these factors were partially offset by lower premiums on sales of petrochemical feedstocks, a decline in the price differential between conventional gasoline and crude oil, higher transportation and storage costs, and reduced results from price risk management activities. Operating expenses, selling and administrative expenses, and depreciation expense all increased due primarily to the four additional months of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries.

     Net interest and debt expense decreased $9.8 million, or 41%, to $13.9 million during the first six months of 1998 compared to the same period in 1997 due primarily to the factor noted above in the quarter-to-quarter comparison. Income taxes decreased
$11.8 million during the same periods due primarily to lower pre-tax income from continuing operations and to the effect of the research and experimentation tax credit also described in the quarter-to-quarter comparison.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations was $142.7 million during the first six months of 1998 compared to net cash used in continuing operations of $15.3 million during the first six months of 1997. The $158 million increase was due primarily to a $127.3 million decrease in the amount of cash utilized for working capital requirements, as detailed in Note 5 of Notes to Consolidated Financial Statements, and to an increase in earnings, excluding the effects of non-cash items. Included in the changes in current assets and current liabilities was an approximate
$5 million decrease in inventories in the 1998 period compared to an approximate $106 million increase in inventories in the 1997 period. The 1997 increase was primarily attributable to higher feedstock inventories initially maintained to ensure smooth operation of the newly acquired Texas City, Houston and Krotz Springs refineries pending a determination of optimal inventory levels. Inventories were also high due to unanticipated unit downtime at the Corpus Christi and Houston refineries and a scheduled maintenance turnaround at the Texas City refinery.
During the first six months of 1998, cash provided by operating activities and proceeds from the issuance of new industrial revenue bonds as described in Note 6 of Notes to Consolidated Financial Statements totaled approximately $209 million. These funds, together with a portion of existing cash balances, were utilized to reduce bank borrowings, fund capital expenditures and deferred turnaround and catalyst costs, fund a 1998 earn-out payment to Salomon in connection with the Basis acquisition, and pay common stock dividends.

     The Company currently maintains a five-year, unsecured
$835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either
LIBOR plus a margin, a base rate or a money market rate.  The
Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test, none of which are expected to limit the Company's ability to operate in the ordinary course of business. As of June 30, 1998, the Company had approximately
$727 million available under this committed bank credit facility for additional borrowings and letters of credit. The Company also has numerous uncommitted short-term bank credit facilities, along with several uncommitted letter of credit facilities. As of June 30, 1998, a minimum of $100 million and a maximum of $275 million were available for additional borrowings under the short-term bank credit facilities, and approximately $225 million was available for additional letters of credit under the uncommitted letter of credit facilities. As of June 30, 1998, the Company's debt to capitalization ratio was 31.1%. The Company was in compliance with all covenants contained in its various debt facilities as of June 30, 1998.

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

     In June 1998, the Company also enhanced its financial flexibility by filing a $600 million universal shelf registration statement with the SEC. Securities registered pursuant to this registration statement included common stock, preferred stock, debt securities and depositary shares. The Company intends to use the net proceeds from any offerings under this shelf registration, none of which have been made to date, for general corporate purposes, including capital expenditures, acquisitions, repayment of debt, additions to working capital or other business opportunities. The registration statement was declared effective by the SEC on June 30, 1998.

     During the first six months of 1998, the Company expended approximately $69 million for capital expenditures and approximately $40 million for deferred turnaround and catalyst costs. In addition, as described in Note 3 of Notes to Consolidated Financial Statements, the Company made a $10.3 million earn-out payment to Salomon in May 1998 pursuant to the terms of the Basis purchase agreement. For total year 1998, the Company currently expects to incur approximately $150 million for capital expenditures and approximately $50 million for deferred turnaround and catalyst costs.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements or offerings under the universal shelf registration statement described above that may occur from time to time, the Company currently has no specific financing plans.

NEW ACCOUNTING STANDARDS

     As discussed in Note 8 of Notes to Consolidated Financial Statements, various new statements of financial accounting standards issued by the FASB became effective for the Company's financial statements beginning in 1998 and one new statement becomes effective in 2000. Based on information currently available to the Company, except for SFAS No. 133 for which the impact has not yet been determined, the adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement planned capital projects and realize the various assumptions and benefits projected for such projects; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation which may adversely affect the Company's business or operations; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held April 30, 1998. Matters voted on at the meeting and the results thereof were
(i) a proposal to elect two Class I directors to serve until 2001:
Ruben M. Escobedo (approved with 46,624,054 affirmative votes, and 4,684,933 abstentions), and Lowell H. Lebermann (approved with 46,620,056 affirmative votes, and 4,688,931 abstentions); and (ii) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 51,205,545 affirmative votes, 30,848 negative votes, and 72,592 abstentions). Directors whose term of office continued after the meeting were:
Edward C. Benninger, Ronald K. Calgaard, Robert G. Dettmer, William
E. Greehey, James L. Johnson and Susan Kaufman Purcell.

Item 5.  Other Information

    Rule 14a-8 of the federal proxy rules specify what constitutes timely submission for a stockholder proposal to be included in the Company's proxy statement. To be considered for inclusion in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, stockholder proposals must be received by the Corporate Secretary at the Company's principal executive offices by November 20, 1998. SEC rules contain standards as to what stockholder proposals are required to be included in a proxy statement.

    If a stockholder desires to bring business before the meeting which is not the subject of a proposal timely submitted for inclusion in the proxy statement, the stockholder must follow procedures outlined in the Company's By-Laws. A copy of these procedures is available upon request from the Corporate Secretary of the Company, P.O. Box 500, San Antonio, Texas, 78292-0500. One of the procedural requirements in the Company's By-Laws is timely notice in writing of the business the stockholder proposes to bring before the meeting. Notice must be received not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. It should be noted that those By-Law procedures govern proper submission of business to be put before a stockholder vote and do not preclude discussion by any stockholder of any business properly brought before the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

 11.1      Computation of Earnings Per Share.

 27.1* Financial Data Schedule (reporting financial information as of and for the six months ended June
           30, 1998).

 27.2* Restated Financial Data Schedule (reporting financial information as of and for the six months ended June
           30, 1997).

    * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or
           Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

 (b)  Reports on Form 8-K.  The Company did not file any Current
Reports on Form 8-K during the quarter ended June 30, 1998.

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

Date: August 14, 1998