Form 10-Q
period 1998-09-30
VALERO ENERGY CORP/TX
filed 1998-11-13
CIK 1035002

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

                     Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1998.

                                               Number of
                                                Shares
       Title of Class                         Outstanding

  Common Stock, $.01 Par Value                55,834,386

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX



                                                            Page
PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 1998
   and December 31, 1997.............................

Consolidated Statements of Income - For the Three
   Months Ended and Nine Months Ended
   September 30, 1998 and 1997.......................

Consolidated Statements of Cash Flows - For the
   Nine Months Ended September 30, 1998 and 1997.....

Notes to Consolidated Financial Statements...........

Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............

PART II.  OTHER INFORMATION..........................

SIGNATURE............................................

                   PART I - FINANCIAL INFORMATION
            VALERO ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)


                                                      September 30,
                                                          1998           December 31,
                                                       (Unaudited)           1997
                     ASSETS
CURRENT ASSETS:
 Cash and temporary cash investments...............     $    8,196       $    9,935

 Receivables, less allowance for doubtful accounts
   of $1,725 (1998) and $1,275 (1997)..............        272,569          366,315
 Inventories.......................................        430,923          369,355
 Current deferred income tax assets................         16,109           17,155
 Prepaid expenses and other........................         21,988           26,265
                                                           749,785          789,025
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $134,243 (1998)
  and $66,636 (1997), at cost......................      2,523,331        2,132,489
    Less:  Accumulated depreciation................        594,978          539,956
                                                         1,928,353        1,592,533

DEFERRED CHARGES AND OTHER ASSETS..................        125,671          111,485
                                                        $2,803,809       $2,493,043

                            See Notes to Consolidated Financial Statements.

                          VALERO ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS - (Continued)
                                       (Thousands of Dollars)

                                                          September 30,
                                                              1998           December 31,
                                                           (Unaudited)           1997
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt....................................     $  107,000         $   122,000
  Accounts payable...................................        386,279             414,305
  Accrued expenses...................................         89,190              60,979
                                                             582,469             597,284

LONG-TERM DEBT, less current maturities..............        697,673             430,183

DEFERRED INCOME TAXES................................        263,564             256,858

DEFERRED CREDITS AND OTHER LIABILITIES...............         88,390              49,877


COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000
    shares authorized; issued 56,314,798 (1998)
    and 56,136,032 (1997) shares.....................            563                 561
  Additional paid-in capital.........................      1,112,393           1,110,654
  Retained earnings..................................         72,506              47,626
  Treasury stock, 499,374 (1998) and -0- (1997)
    shares, at cost..................................        (13,749)               -
                                                           1,171,713           1,158,841

                                                          $2,803,809          $2,493,043

                     See Notes to Consolidated Financial Statements.

                          VALERO ENERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                        (Thousands of Dollars, Except Per Share Amounts)
                                          (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                             1998          1997         1998           1997
OPERATING REVENUES..................................     $1,338,649    $1,975,665     $4,149,112    $4,160,091

COSTS AND EXPENSES:
  Cost of sales and operating expenses..............      1,288,064     1,846,626      3,926,793     3,887,135
  Write-down of inventories to market value.........           -             -            37,673          -
  Selling and administrative expenses...............         16,753        17,502         52,668        36,962
  Depreciation expense..............................         20,106        17,430         56,345        47,674
    Total...........................................      1,324,923     1,881,558      4,073,479     3,971,771

OPERATING INCOME....................................         13,726        94,107         75,633       188,320

OTHER INCOME (EXPENSE), NET.........................           (420)        1,461             17         4,475

INTEREST AND DEBT EXPENSE:
  Incurred..........................................         (8,742)      (12,601)       (24,610)      (37,178)
  Capitalized.......................................          1,547           408          3,426         1,274

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES..............................          6,111        83,375         54,466       156,891

INCOME TAX EXPENSE..................................          1,800        31,382         16,100        57,489

INCOME FROM CONTINUING OPERATIONS...................          4,311        51,993         38,366        99,402

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAX BENEFIT OF $1,082 and $8,889, RESPECTIVELY....           -             (432)          -          (15,672)

NET INCOME..........................................          4,311        51,561         38,366        83,730
  Less:  Preferred stock dividend requirements
            and redemption premium..................            -            -              -            4,592

NET INCOME APPLICABLE TO COMMON STOCK...............      $   4,311    $   51,561    $    38,366    $   79,138

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations.............................      $     .08    $      .93    $       .68    $     1.98
  Discontinued operations...........................            -            (.01)          -             (.40)
    Total...........................................      $     .08    $      .92    $       .68    $     1.58
  Weighted average common shares outstanding
    (in thousands)..................................         56,096        55,950         56,149        50,175

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION:
    Continuing operations...........................      $     .08    $      .91    $       .67    $     1.83
    Discontinued operations.........................           -             (.01)          -             (.29)
      Total.........................................      $     .08    $      .90    $       .67    $     1.54
    Weighted average common shares outstanding
     (in thousands).................................         56,651        56,965         57,121        54,415

DIVIDENDS PER SHARE OF COMMON STOCK.................      $     .08    $      .08    $       .24    $      .34

                         See Notes to Consolidated Financial Statements.

                           VALERO ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands of Dollars)
                                          (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations...........................     $   38,366      $   99,402
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation expense....................................         56,345          47,674
      Amortization of deferred charges and other, net.........         31,176          19,289
      Write-down of inventories to market value...............         37,673            -
      Changes in current assets and current liabilities.......         98,111          50,500
      Deferred income tax expense.............................          8,400          20,927
      Changes in deferred items and other, net................         (1,979)         (7,927)
        Net cash provided by continuing operations............        268,092         229,865
        Net cash provided by discontinued operations..........           -             24,752
          Net cash provided by operating activities...........        268,092         254,617

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations.....................................       (113,473)        (40,586)
    Discontinued operations...................................           -            (52,674)
  Deferred turnaround and catalyst costs......................        (41,316)         (4,466)
  Purchase of Paulsboro Refinery..............................       (330,798)           -
  Acquisition of Basis Petroleum, Inc. .......................           -           (362,060)
  Earn-out payment in connection with Basis acquisition.......        (10,325)           -
  Dispositions of property, plant and equipment...............            346              28
  Other, net..................................................            511              (5)
    Net cash used in investing activities.....................       (495,055)       (459,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net.................        (15,000)        208,088
  Long-term borrowings........................................        403,656       1,300,068
  Long-term debt reduction....................................       (137,000)     (1,092,668)
  Special spin-off dividend, including intercompany
   note settlement............................................           -           (214,653)
  Common stock dividends......................................        (13,486)        (16,541)
  Preferred stock dividends...................................           -             (5,419)
  Issuance of common stock....................................          3,490          58,794
  Purchase of treasury stock..................................        (16,436)         (9,264)
  Redemption of preferred stock...............................           -             (1,339)
    Net cash provided by financing activities.................        225,224         227,066

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS............................................         (1,739)         21,920

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD.........................................          9,935              10

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD...............................................     $    8,196     $    21,930

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

       On July 31, 1997, Energy (defined as Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to such date, and the natural gas related services business of Energy for periods subsequent to such date) spun off Valero to Energy's stockholders and merged its natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E"). This spin-off of Valero and merger of Energy's natural gas related services business with PG&E are collectively referred to as the "Restructuring." As a result of the Restructuring, Valero became a "successor registrant" to Energy for financial reporting purposes under the federal securities laws. Accordingly, the accompanying consolidated financial information for periods prior to the Restructuring is the consolidated financial information of Energy restated to reflect Energy's natural gas related services business as discontinued operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's latest Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

2.  Discontinued Operations

      Revenues of the discontinued natural gas related services business were $283.5 million and $1.7 billion for the one month ended and seven months ended July 31, 1997, respectively. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

      Total interest expense for the discontinued natural gas related services business was $4.7 million and $32.7 million for the one month ended and seven months ended July 31, 1997, respectively. Such amounts include an allocated portion of interest on corporate debt plus interest specifically attributed to such discontinued operations.

3.  Acquisitions

  Paulsboro Refinery

     On  September 16, 1998, the Company and Mobil Oil
Corporation ("Mobil") entered into an asset sale and purchase agreement for the acquisition by the Company of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day ("BPD") refinery in Paulsboro, New Jersey ("Paulsboro Refinery"). The purchase price was $228 million plus approximately $102 million representing the estimated value of inventories and certain other items acquired in the transaction and was paid in cash from borrowings under the Company's bank credit facilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the accompanying Consolidated Statements of Income for the three months ended and nine months ended September 30, 1998 include the results of operations of the Paulsboro Refinery for the period September 17 through September 30, 1998.

     As part of the transaction, the Company and Mobil signed long-term agreements for the Company to supply Mobil with fuels and lubricant basestocks and for Mobil to continue to supply the Paulsboro Refinery with high-quality crude feedstocks. In addition, pursuant to the asset sale and purchase agreement, Mobil is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement are limited to $20 million in any year and $50 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated. As a result of the acquisition of the Paulsboro Refinery, the Company currently owns and operates five refineries in the Gulf Coast and Northeast regions of the United States with a combined throughput capacity of approximately 735,000 BPD.

    In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions. Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, and (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of September 30, 1998, the Company has recorded approximately $20 million in Accrued Expenses and Deferred Credits and Other Liabilities representing its best estimate of current and future costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 20 years.

  Basis Petroleum, Inc.

    Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time of the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values as determined by an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statements of Income for the 1997 periods include the results of operations related to the Texas City, Houston and Krotz Springs refineries for the months of May through September 1997.

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

  Pro Forma Financial Information

      The following unaudited pro forma financial information of the Company for the nine months ended September 30, 1998 and 1997 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of each period and that the acquisition of Basis occurred at the beginning of the 1997 period. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                    Nine Months Ended
                                                      September 30,
                                                    1998         1997
        Operating revenues..................    $4,856,556   $6,991,088
        Operating income....................       112,409      216,102
        Income from continuing operations...        52,153      107,128
        Loss from discontinued operations...          -         (15,672)
        Net income..........................        52,153       91,456
        Earnings (loss) per common share:
          Continuing operations.............           .93         2.13
          Discontinued operations...........          -            (.40)
            Total...........................           .93         1.73
        Earnings (loss) per common share -
             assuming dilution:
          Continuing operations.............           .91         1.97
          Discontinued operations...........          -            (.29)
            Total...........................           .91         1.68

4.  Inventories

       Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. The replacement cost of the Company's LIFO inventories approximated their LIFO carrying values at September 30, 1998. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of September 30, 1998 and December 31, 1997 were as follows (in thousands):


                                                September 30,     December 31,
                                                    1998              1997
     Refinery feedstocks...................       $186,420         $102,677
     Refined products and blendstocks......        182,926          210,196
     Materials and supplies................         61,577           56,482
                                                  $430,923         $369,355

5.  Statements of Cash Flows

          In order to determine net cash provided by continuing operations, income from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude (i) a $37.7 million noncash write-down of inventories to market value in the first quarter of 1998 and (ii) the current assets and current liabilities of the Paulsboro Refinery and Basis as of their acquisition dates in 1998 and 1997, respectively (see Note 3), both of which are reflected separately in the Statement of Cash Flows. Also excluded from the following table are changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired.

                                                  Nine Months Ended
                                                    September 30,
                                                 1998          1997
     Receivables, net..................       $   95,093    $  50,182
     Inventories.......................          (18,775)      59,085
     Prepaid expenses and other........            4,949        3,091
     Accounts payable..................          (13,406)     (57,708)
     Accrued expenses..................           30,250       (4,150)
        Total..........................       $   98,111    $  50,500

    Cash flows related to interest and income taxes, including amounts related to discontinued operations, were as follows (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                      1998         1997
     Interest paid (net of amount capitalized)...   $15,405      $60,055
     Income tax refunds received.................     9,389           11
     Income taxes paid...........................     9,950        5,612


          Noncash investing and financing activities for the nine months ended September 30, 1997 included the issuance of Energy common stock to Salomon as partial consideration for the acquisition of the capital stock of Basis discussed in Note 3, and various adjustments to debt and equity, including the assumption of certain debt by PG&E that was previously allocated to the Company, resulting from the Restructuring discussed in Note 1. In addition, noncash investing activities for the nine months ended September
30, 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of an independent appraisal performed in connection with the allocation of the Basis purchase price to the assets acquired and liabilities assumed.

6.  Industrial Revenue Bonds

      In March 1998, the Company converted the interest rates on its $98.5 million of tax-exempt Revenue Refunding Bonds (the "Refunding Bonds") and $25 million of tax-exempt Waste Disposal Revenue Bonds (the "Revenue Bonds") from variable rates to a weighted average fixed rate of approximately 5.4%. Also in March 1998, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of the Company $25 million of new tax-exempt Waste Disposal Revenue Bonds at a fixed interest rate of 5.6%, and $43.5 million of new taxable variable rate Waste Disposal Revenue Bonds at an initial interest rate of 5.7%, both of which mature on April 1, 2032. The $43.5 million of taxable bonds bear interest at a variable rate determined weekly, with the Company having the right to convert such rate to a daily, weekly, short-term or long-term rate, or to a fixed rate. These variable rate bonds are supported by a letter of credit issued under the Company's revolving bank credit facility. On October 28, 1998, the Company was selected in the Texas Bond Review Board bond lottery and will receive a $25 million allocation on January 18, 1999. The Company will use this allocation to refinance $25 million of its taxable Waste Disposal Revenue Bonds with tax-exempt bonds. The refinancing can commence after January 18, 1999 and is expected to be completed by the end of the first quarter of 1999.

7.  Earnings per Share

          In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the year ended December 31, 1997, the Company has presented basic and diluted earnings per share on the face of the accompanying income statements. In determining basic earnings per share for the nine months ended September 30, 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business. A reconciliation of the basic and diluted per-share computations for income from continuing operations is as follows (dollars and shares in thousands, except per share amounts):


                                                   Three Months Ended September 30,
                                                1998                              1997
                                                             Per-                         Per-
                                                            Share                         Share
                                        Income     Shares    Amt.       Income   Shares    Amt.
Income from continuing operations...   $  4,311                        $51,993

Basic earnings per share:
Income from continuing operations
 available to common stockholders...   $  4,311   56,096    $ .08      $51,993  55,950    $ .93

Effect of dilutive securities:
Stock options.......................       -         444                 -         924
Performance awards..................       -         111                 -          91

Diluted earnings per share:
Income from continuing operations
available to common stockholders
plus assumed conversions............   $  4,311   56,651    $ .08      $51,993  56,965    $ .91


                                                   Nine Months Ended September 30,
                                                   1998                         1997
                                                              Per-                          Per-
                                                             Share                         Share
                                        Income    Shares      Amt.    Income   Shares       Amt.
Income from continuing operations....  $38,366                        $99,402

Basic earnings per share:
Income from continuing operations
  available to common stockholders...  $38,366    56,149    $ .68     $99,402   50,175     $1.98

Effect of dilutive securities:
Stock options........................     -          862                 -         823
Performance awards...................     -          110                 -          91
Convertible preferred stock..........     -         -                    -       3,326

Diluted earnings per share:
Income from continuing operations
  available to common stockholders
  plus assumed conversions...........  $38,366    57,121    $ .67     $99,402   54,415     $1.83

8.  New Accounting Standards

          SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June 1997 and became effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. The Company had no items of other comprehensive income during the three months ended and nine months ended September 30, 1998 and 1997 and, accordingly, did not report a total amount for comprehensive income in the accompanying consolidated financial statements.

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


                                     VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL AND OPERATING HIGHLIGHTS

          The following are the Company's financial and operating highlights for the three months ended and nine months ended September 30, 1998 and 1997 (in thousands of dollars, unless otherwise noted):


                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                          1998 (1)       1997 (2)       1998 (1)       1997 (2)
Operating revenues.....................................  $1,338,649     $1,975,665     $4,149,112     $4,160,091
Cost of sales..........................................  (1,173,717)    (1,745,571)    (3,595,819)    (3,661,726)
Operating costs (operating expenses plus depreciation
  expense related to refinery operations)..............    (133,695)      (117,869)      (385,720)      (271,224)
Selling and administrative expenses (including related
  depreciation expense)................................     (17,511)       (18,118)       (54,267)       (38,821)
Operating income, before inventory write-down..........      13,726         94,107        113,306        188,320
Write-down of inventories to market value..............        -              -           (37,673)          -
  Total operating income...............................  $   13,726     $   94,107     $   75,633     $  188,320

Interest and debt expense, net.........................  $   (7,195)    $  (12,193)    $  (21,184)    $  (35,904)
Income tax expense.....................................  $   (1,800)    $  (31,382)    $  (16,100)    $  (57,489)
Income from continuing operations......................  $    4,311     $   51,993     $   38,366     $   99,402
Loss from discontinued operations, net of
  income tax benefit...................................  $     -        $     (432)    $     -        $  (15,672)
Net income.............................................  $    4,311     $   51,561     $   38,366     $   83,730
Net income applicable to common stock..................  $    4,311     $   51,561     $   38,366     $   79,138

Earnings (loss) per share of common stock -
  assuming dilution:
    Continuing operations..............................  $      .08     $      .91     $      .67     $     1.83
    Discontinued operations............................        -              (.01)          -              (.29)
      Total............................................  $      .08     $      .90     $      .67     $     1.54

Earnings before interest, taxes, depreciation
  and amortization ("EBITDA")..........................  $   45,213     $  117,484     $  199,270(3)  $  262,522
Ratio of EBITDA to interest incurred...................         5.2x           9.3x           8.1x           7.1x

Operating statistics:
  Sales volumes (Mbbls per day)........................         884            774             858           578
  Throughput volumes (Mbbls per day)...................         559            553             546           376
  Average throughput margin per barrel.................   $    3.20      $    4.51      $     3.71 (4) $    4.84
  Operating cost per barrel............................   $    2.60      $    2.32      $     2.59     $    2.64

  Charges:
    Crude oils.........................................          70%            62%             67%           54%
    Residual fuel oil ("resid")........................          18             23              20            29
    Other feedstocks and blendstocks...................          12             15              13            17
      Total............................................         100%           100%            100%          100%

  Yields:
    Gasoline and blending components...................          47%            44%             48%           49%
    Distillates........................................          28             26              28            24
    Petrochemicals.....................................           4              5               4             6
    Natural gas liquids ("NGLs") and naphtha...........           5              6               5             5
    Heavy products....................................           16             19              15            16
      Total...........................................          100%           100%            100%          100%


(1)  Includes the operations of the Paulsboro Refinery commencing
     September 17, 1998.
(2) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.
(3) Excludes the $37.7 million pre-tax write-down of inventories to market value in the first quarter.
(4) Excludes a $.25 per barrel reduction resulting from the $37.7 million pre-tax write-down of inventories to market value.

RESULTS OF OPERATIONS

General

          The Company reported net income of $4.3 million, or $.08 per share on a diluted basis, for the third quarter of 1998 compared to income from continuing operations of $52 million, or $.91 per share on a diluted basis, for the third quarter of 1997. For the first nine months of 1998, net income was $38.4 million, or $.67 per share on a diluted basis, compared to income from continuing operations of $99.4 million, or $1.83 per share on a diluted basis, for the first nine months of 1997. The decline in third quarter results was due primarily to a significant decrease in operating income, partially offset by lower income tax expense and net interest and debt expense. In addition to the weak 1998 third quarter, the year-to-date 1998 results were reduced by a $37.7 million ($23.9 million after-tax) write-down in the carrying amount of the Company's refinery inventories in the first quarter resulting from a significant decline in feedstock and refined product prices. Results from discontinued operations, reflecting the results of Energy's natural gas related services business for periods prior to consummation of the Restructuring, were losses of $.5 million, or $.01 per share on a diluted basis, and $15.7 million, or $.29 per share on a diluted basis, for the third quarter and first nine months of 1997, respectively. In determining earnings per share for the first nine months of 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

Third Quarter 1998 Compared to Third Quarter 1997

          Operating revenues decreased $637.1 million, or 32%, to $1.3 billion during the third quarter of 1998 compared to the same period in 1997 due to a 41% decrease in the average sales price per barrel partially offset by a 14% increase in average daily sales volumes. The significant decrease in sales prices was attributable to a continuing oversupply of crude oil due to lower worldwide energy demand, particularly in Asia and Russia. Coupled with continued high refinery utilization rates, the excess crude oil supplies resulted in a build-up of gasoline and distillate inventories and depressed refined product prices. The increase in sales volumes was due primarily to an increase in marketing activities and, to a lesser extent, to additional throughput volumes attributable to the September 16, 1998 acquisition of the Paulsboro Refinery.

          Operating income decreased $80.4 million, or 85%, to $13.7 million during the third quarter of 1998 compared to the same period in 1997 due to an approximate $65 million decrease in total throughput margins and higher operating costs of approximately $16 million. The decline in total throughput margins was due primarily to substantial decreases in gasoline and distillate margins and significantly lower premiums on sales of products used in the petrochemical industry, such as propylene and xylene. Virtually all refined product margins were depressed in the third quarter of 1998 due to the continuation of the Asian economic crisis which has dramatically reduced the growth in worldwide energy demand and contributed to the excessive crude oil and refined product inventories discussed above. Partially offsetting the decreases in total throughput margins resulting from these factors were increases in throughput margins resulting from higher discounts on purchases of crude oil feedstocks and increased benefits from price risk management activities. Operating costs increased due primarily to costs related to the Paulsboro Refinery acquired on September 16, 1998, higher employee-related costs at the Company's other refineries, increased catalyst and turnaround expenses at the Texas City and Houston refineries, and higher depreciation expense for the Corpus Christi, Texas City and Houston refineries resulting primarily from the effect of capital additions.

          Net interest and debt expense decreased $5 million, or 41%, to $7.2 million during the third quarter of 1998 compared to the same period in 1997 due to the inclusion in the 1997 period of allocated interest expense related to corporate debt that was subsequently assumed by PG&E pursuant to the Restructuring on July 31, 1997 and to a reduction in average interest rates.

          Income tax expense decreased $29.6 million during the third quarter of 1998 compared to the same period in 1997 due primarily to lower pre-tax income from continuing operations.

Year-to-Date 1998 Compared to Year-to-Date 1997

          For the first nine months of 1998, operating revenues of $4.1 billion were flat compared to the first nine months of 1997 as a 48% increase in average daily sales volumes was offset by a 33% decrease in the average sales price per barrel. The increase in sales volumes was due primarily to additional volumes attributable to the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries and to an increase in marketing activities, while the decrease in sales prices was due to an oversupply of crude oil and the resulting effect on refined product inventory levels and prices as described above in the quarter-to-quarter comparison.

          Operating income decreased $112.7 million, or 60%, to $75.6 million during the first nine months of 1998 compared to the same period in 1997. The decrease in operating income was due to an approximate $115 million increase in operating costs (approximately $92 million of which was attributable to the four additional months of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries which were acquired on May 1, 1997), the $37.7 million inventory write-down in the first quarter of 1998 noted above under "General," and higher selling and administrative expenses (including related depreciation expense) of approximately $15 million. Selling and administrative expenses increased due primarily to the four additional months of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries. Partially offsetting these decreases in operating income was an approximate $55 million increase in total throughput margins. Total throughput margins increased due to higher throughput volumes resulting primarily from the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries and increased discounts on purchases of refinery feedstocks. The increases in total throughput margins resulting from these factors were partially offset by significantly lower margins for most refined products due to the slowdown in worldwide energy demand as discussed above in the quarter-to-quarter comparison.

          Net interest and debt expense decreased $14.8 million, or 41%, to $21.1 million during the first nine months of 1998 compared to the same period in 1997 due primarily to the factors noted above in the quarter-to-quarter comparison. Income tax expense decreased $41.4 million during the same periods due primarily to lower pre-tax income from continuing operations and, to a lesser extent, to the effect of a research and experimentation tax credit recognized in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by continuing operations increased $38.2 million to $268.1 million during the first nine months of 1998 compared to the same period in 1997 due primarily to a $47.6 million decrease in the amount of cash utilized for working capital requirements, as detailed in Note 5 of Notes to Consolidated Financial Statements, partially offset by a decrease in earnings, excluding the effects of non-cash items. The decrease in the amount of cash utilized for working capital purposes was due primarily to an approximate $82 million net reduction in accounts receivable and accounts payable in the 1998 period resulting from the decreases in commodity prices discussed above under "Results of Operations," as well as a $30 million increase in accrued expenses in the 1998 period resulting from a statutorily mandated delay in the payment of motor fuel taxes that were subsequently paid in the fourth quarter. The comparable 1997 period reflected a $51 million reduction in working capital requirements, due primarily to a $59 million reduction in inventories. During the first nine months of 1998, cash provided by operating activities and proceeds from the issuance of new industrial revenue bonds as described in Note 6 of Notes to Consolidated Financial Statements totaled approximately $335 million. These funds, together with bank borrowings, proceeds from issuances of common stock related to the Company's benefit plans, and a portion of existing cash balances, were utilized to fund capital expenditures, including the purchase of the Paulsboro Refinery, and deferred turnaround and catalyst costs, fund a 1998 earn-out payment to Salomon in connection with the Basis acquisition, fund repurchases of the Company's common stock, and pay common stock dividends.

          The Company currently maintains a five-year, unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test, none of which are expected to limit the Company's ability to operate in the ordinary course of business. As of September 30, 1998, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $396 million. The Company also has numerous uncommitted short-term bank credit facilities under which amounts ranging from $135 million to $410 million may be borrowed, along with several uncommitted letter of credit facilities totaling $285 million. As of September 30, 1998, $107 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $50 million were outstanding under the uncommitted letter of credit facilities. As of September 30, 1998, the Company's debt to capitalization ratio was 40.7% and the Company was in compliance with all covenants contained in its various debt facilities.

          During the first quarter of 1998, the Company reduced its exposure to increases in interest rates by converting the interest rate on $123.5 million of industrial revenue bonds from variable to fixed. The Company also increased its financial flexibility by issuing $68.5 million of new industrial revenue bonds, using the proceeds to reduce bank borrowings incurred in connection with the acquisition of Basis. During the first quarter of 1999, the Company anticipates using a bond lottery allocation to refinance $25 million of taxable industrial revenue bonds with tax-exempt bonds. See Note 6 of Notes to Consolidated Financial Statements.

          In June 1998, the Company also enhanced its financial flexibility by filing a $600 million universal shelf registration statement with the SEC. Securities registered pursuant to this registration statement included common stock, preferred stock, debt securities and depositary shares. The Company intends to use the net proceeds from any offerings under this shelf registration for general corporate purposes, including capital expenditures, acquisitions, repayment of debt, additions to working capital or other business purposes. The registration statement was declared effective by the SEC on June 30, 1998.

          During the first nine months of 1998, the Company expended approximately $496 million for capital investments, including (a) $331 million in connection with the purchase of the Paulsboro Refinery, (b) capital expenditures of $114 million,
(c) deferred turnaround and catalyst costs of $41 million, and
(d) a $10.3 million earn-out payment to Salomon in May 1998 pursuant to the terms of the Basis purchase agreement as described in Note 3 of Notes to Consolidated Financial Statements. For total year 1998, the Company currently expects to incur approximately $545 million for capital investments. This amount includes the Paulsboro
Refinery purchase, the Salomon earn-out payment, approximately $145 million for capital expenditures (including approximately $10 million for computer systems), and approximately $60 million for deferred turnaround and catalyst costs.

          In the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase, from time to time, up to $100 million of the Company's common stock. The Company intends to repurchase shares under this authorization if the price of the Company's common stock reaches levels which the management of the Company considers to be undervalued. Through September 30, 1998, the Company has repurchased and recorded as treasury stock approximately 550,000 shares to be used for employee benefit plans and other general corporate purposes.

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

YEAR 2000 READINESS DISCLOSURE

Background

          The transition to January 1, 2000 poses problems for almost all users of information technology ("IT"). These potential problems result from the fact that many computer programs created in the past were programmed to identify calendar dates with only the last two digits of the year. As a result, such programs are unable to distinguish between the year 1900 and the year 2000, potentially resulting in miscalculations, malfunctions or failures of such programs. In addition to its potential effect on computer systems, the century date change may also result in malfunctions or failures of non-IT equipment which contain embedded systems with date-sensitive functions. These potential consequences are generally referred to as the "Year 2000" problem.

State of Readiness

          In 1996, in order to improve business processes, reduce costs, integrate business information, improve access to such information, and provide flexibility for ongoing business changes, the Company began the implementation of new client/server based systems which will run substantially all of the Company's principal business software applications. These new systems have been represented as Year 2000 compliant by their respective manufacturers and are expected to be substantially implemented by the end of 1998.

          In order to verify the Year 2000 compliance of the above noted systems, and address the Year 2000 problem with respect to other IT systems and non-IT embedded systems, the Company has developed a compliance plan with respect to those systems and services that are deemed to be critical to the Company's operations and safety of its employees. This plan is divided into the following sections, which represent major business areas that are potentially affected by the Year 2000 problem: Business Systems (includes IT hardware, software and network systems serving the Company's corporate, refining, and marketing and supply areas); Plant Facilities (includes non-IT embedded systems such as process control systems and the physical equipment and facilities at the Company's refineries); and Office Facilities/Aviation (includes telephone, security and environmental systems and office equipment at the Company's office facilities and aviation-related equipment and software). Implementation of the Company's Year 2000 compliance plan is led by a Management Oversight Committee, which includes members of executive management, and Year 2000 coordinators for each of the business areas described above. The compliance plan is monitored weekly by the business area coordinators and progress reported monthly to the Management Oversight Committee. The compliance plan includes the following phases and scheduled completion dates:

                                                         Scheduled
         Compliance Plan Phase                        Completion Date
---Form internal Year 2000 organizations,
both at the corporate and refinery level,
to pursue relevant action plans.                         Completed
---Inventory affected systems and services for
all business areas and prioritize the importance
of each particular system to the Company and its
operations as either high, medium, or low priority.      Completed
---Assess the compliance of inventoried items by
contacting the vendor or manufacturer to determine
whether the system is Year 2000 compliant.                11/30/98
--Develop action plans to remediate (fix, replace,
or discard) each of the non-compliant high and
medium priority items (those items believed by
the Company to have a risk involving the safety
of individuals, significant damage to equipment,
the environment or communications, or a
significant loss of revenues).                            12/31/98
---Remediate the non-compliant high and medium
priority items by implementing the plans
developed above.                                           3/31/99
---Validate Year 2000 compliance by testing,
wherever possible, all high and medium priority
items.                                                     6/30/99
---Develop contingency plans for all high and
medium priority items that cannot be tested.               6/30/99

          The Company currently anticipates that completion of its Year 2000 compliance plan will be performed primarily by Company personnel. However, in certain cases, outside contractors or consultants have been engaged to assist in the Company's Year 2000 efforts and may be required in the future. Presently, no significant IT projects have been delayed due to the implementation of the Company's Year 2000 compliance plan. The following table indicates the current status of the Company's progress in completing its compliance plan for all uncompleted phases (in estimated percent complete):

                                                   Develop
                                       Assess       Action                        Contingency
                                     Compliance     Plans      Remediate   Test       Plan
    Business Systems.............      100%          100%         39%       19%        0%
    Plant Facilities.............       72            17          14        13        13
    Office Facilities/Aviation...       97            86          61        61         0


     In addition to the major business areas described above, the Company's External Service Providers (third-party relationships material to the Company's operations, including (i) service providers for the Company's Business Systems, Plant Facilities and Office Facilities/Aviation described above, (ii) "supply" relationships such as major suppliers of refinery feedstocks, (iii) "marketing" relationships such as major customers and pricing services, and
(iv) "logistics" relationships such as pipelines, terminals, ships, barges and storage facilities) could equally be affected by the Year 2000 problem, which in turn could have an impact on the Company's business. For that reason, Year 2000 compliance of the External
Service Providers which the Company believes to be critical is also being assessed as part of the Company's Year 2000 compliance plan.
Year 2000 questionnaires have been sent to critical External
Service Providers with responses requested by December 1, 1998. An assessment of the responses is expected to be completed by March
31, 1999 and contingency plans are expected to be developed for all non-Year 2000 compliant External Service Providers by June 30, 1999.

Costs

          Total costs incurred to date in connection with the completion of the Company's Year 2000 compliance plan have been insignificant. The estimated total hardware and software costs to be incurred in testing the Company's Business Systems is currently estimated to be less than $2 million. A determination of estimated total costs to complete the Company's Year 2000 compliance plan will be made after the completion of the assessment and action plan phases for all business areas. The above amounts do not include costs associated with the implementation of the new client/server based systems described under "State of Readiness."

Risks

          The scheduled completion dates and costs of compliance noted above are the current best estimates of the Company's management and are believed to be reasonably accurate. In the event unanticipated problems are encountered which cause the compliance plan to fall behind schedule, the Company may need to devote more resources to completing the plan and additional costs may be incurred. If the Company were not able to satisfactorily complete its Year 2000 compliance plan, including identifying and resolving problems encountered by the Company's External Service Providers, potential consequences could include, among other things, unit downtime at or damage to the Company's refineries, delays in transporting refinery feedstocks and refined products, impairment of relationships with significant suppliers or customers, loss of accounting data or delays in processing such data, and loss of or delays in internal and external communications. The occurrence of any or all of the above could result in a material adverse effect on the Company's results of operations, liquidity or financial condition. Although the Company currently believes that it will satisfactorily complete its Year 2000 compliance plan as described above prior to January 1, 2000, there can be no assurance that the plan will be completed by such time or that the Year 2000 problem will not adversely affect the Company and its business.

Contingency Plans

          As discussed above under "State of Readiness," the Company currently anticipates developing its contingency plans by June 30, 1999 based on the results of the testing phase of its compliance plan for the Business Systems, Plant Facilities and Office Facilities/Aviation business areas and the results of its communications with critical External Service Providers.

Year 2000 Information and Readiness Disclosure Act

          To the maximum extent permitted by applicable law, the above information is being designated as a "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

FORWARD-LOOKING STATEMENTS

          The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of refinery feedstocks and refined products; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects; the failure to avoid or correct a material Year 2000 problem, including internal problems or problems encountered by third parties; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation which may adversely affect the Company's business or operations; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      In connection with the acquisition of the Paulsboro Refinery from Mobil, Valero Refining Company-New Jersey, a wholly-owned subsidiary of the Company, assumed certain environmental liabilities associated with the refinery, including obligations under the New Jersey Department of Environmental Protection Administrative Consent Orders (dated September 10, 1979, September 29, 1980, May 10, 1991, and August 27, 1998, related to ongoing site remediation), and the New Jersey Department of Environmental Protection Administrative Order and Notice of Civil Administrative Penalty Assessment (Log #A960262 dated September 27, 1996, related to particulate emissions from the Paulsboro Refinery fluid catalytic cracking unit.) These proceedings potentially involve the imposition of monetary sanctions in excess of $100,000, although the Company is not currently aware of the existence of, or of any governmental determination to impose, any such sanctions. Pursuant to the terms of the purchase agreement, Mobil agreed to indemnify Valero Refining Company-New Jersey for a period of five years from the closing of the acquisition for any governmental environmental fines or penalties assessed against the Company that relate to events that occurred prior to September 17, 1998. The Company believes that the foregoing proceedings are not of material importance to the business or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

 11.1      Computation of Earnings Per Share.

 27.1* Financial Data Schedule (reporting financial information as of and for the nine months ended
           September 30, 1998).

 27.2*     Restated Financial Data Schedule (reporting financial
           information as of and for the nine months ended
           September 30, 1997).
__________

    * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of
      Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and
      Section 401 of Regulation S-T.

 (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Company on September 30, 1998 reporting the Company's acquisition of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day refinery in Paulsboro, New Jersey.

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


Date: November 13, 1998