Form 10-K
period 1998-12-31
VALERO ENERGY CORP/TX
filed 1999-02-26
CIK 1035002

================================================================================


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________to_________

                         COMMISSION FILE NUMBER 1-13175

                              ===================

                            VALERO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          74-1828067
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

           ONE VALERO PLACE
          SAN ANTONIO, TEXAS                                    78212
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (210) 370-2000

                              ===================

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------------------                       -----------------------
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

                                 Yes  X      No
                                    -----      -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value on February 1, 1999, of the registrant's Common Stock, $.01 par value ("Common Stock"), held by nonaffiliates of the registrant, based on the average of the high and low prices as quoted in the New York Stock Exchange Composite Transactions listing for that date, was approximately $1.0 billion. As of February 1, 1999, 56,070,215 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The Company intends to file with the Securities and Exchange Commission (the "Commission") in March 1999 a definitive Proxy Statement (the "1999 Proxy Statement") for the Company's Annual Meeting of Stockholders scheduled for April 29, 1999, at which directors of the Company will be elected. Portions of the 1999 Proxy Statement are incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.
================================================================================

                              CROSS-REFERENCE SHEET


         The following table indicates the headings in the 1999 Proxy Statement where the information required in Part III of Form 10-K may be found.

FORM 10-K ITEM NO. AND CAPTION                                        HEADING IN 1999 PROXY STATEMENT
------------------------------                                        -------------------------------

10.   "Directors and Executive Officers of the
         Registrant"..............................................    "Proposal No. 1 - Election  of  Directors," and
                                                                      "Information Concerning Nominees and Other
                                                                      Directors" and "Section 16(a) Beneficial Ownership
                                                                      Reporting Compliance"

11.   "Executive Compensation"....................................    "Executive Compensation," "Stock Option Grants and
                                                                      Related Information," "Report of the Compensation
                                                                      Committee of the Board of Directors on Executive
                                                                      Compensation," "Retirement Benefits,"
                                                                      "Arrangements with Certain Officers and Directors"
                                                                      and "Performance Graph"

12.   "Security Ownership of Certain Beneficial
         Owners and Management"...................................    "Beneficial Ownership of Valero Securities"

13.   "Certain Relationships and Related
         Transactions"............................................    "Transactions with Management and Others"




         Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.


                               -----------------

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
              Cross Reference Sheet.....................................................................        ii
PART I

Item 1.       Business  ................................................................................         1
                 Restructuring..........................................................................         1
                 Basis Acquisition......................................................................         2
              1998 Developments.........................................................................         2
                 Acquisition of Mobil's Paulsboro, New Jersey Refinery..................................         2
              Refining and Marketing....................................................................         3
                 Corpus Christi Refinery................................................................         3
                 Texas City Refinery....................................................................         4
                 Paulsboro Refinery.....................................................................         5
                 Houston Refinery.......................................................................         5
                 Krotz Springs Refinery.................................................................         6
                 Marketing..............................................................................         6
                 Feedstock Supply.......................................................................         7
              Selected Operating Results................................................................         8
              Factors Affecting Operating Results.......................................................         8
              Competition...............................................................................        10
              Environmental Matters.....................................................................        10
              Executive Officers of the Registrant......................................................        12
              Employees.................................................................................        13

Item 2.       Properties................................................................................        13

Item 3.       Legal Proceedings.........................................................................        14

Item 4.       Submission of Matters to a Vote of Security Holders.......................................        15

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................        16

Item 6.       Selected Financial Data...................................................................        17

Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................................        18

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................        36

Item 8.       Financial Statements......................................................................        39

Item 9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...............................................................        75

PART III

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................        75

         The following discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Forward-Looking Statements" and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

         Valero Energy Corporation is one of the United States' largest independent petroleum refiners and marketers, and the largest on the Gulf Coast. With the May 1, 1997 acquisition of Basis Petroleum, Inc. and the September 16, 1998 acquisition of Mobil Oil Corporation's Paulsboro, New Jersey refinery, the Company currently owns and operates five refineries in Texas, Louisiana and New Jersey with a combined throughput capacity of approximately 735,000 barrels per day ("BPD"). The Company principally produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel and oxygenates. The Company also produces a substantial slate of middle distillates, jet fuel and petrochemicals. The Company markets its products in 31 states and selected export markets.

         Unless otherwise required by the context, the term "Valero" as used herein refers to Valero Energy Corporation, and the term "Company" refers to Valero and its consolidated subsidiaries. Valero's principal executive offices are located at One Valero Place, San Antonio, Texas, 78212 and its telephone number is (210) 370-2000.

         Restructuring

         Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company and became a publicly held corporation on July 31, 1997. Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy"). Energy was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Energy spun off Valero to Energy's stockholders by distributing all of the common stock of Valero (the "Distribution"). Immediately after the Distribution, Energy, with its remaining natural gas related services business, merged (the "Merger") with a wholly owned subsidiary of PG&E Corporation ("PG&E"). The Distribution and the Merger are collectively referred to as the "Restructuring." Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation and its common stock was listed for trading on the New York Stock Exchange under the symbol "VLO."

         Basis Acquisition

         Effective May 1, 1997, Energy acquired all of the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). The primary assets acquired with Basis included three refineries located in Texas City, Texas (the "Texas City Refinery"), Houston, Texas (the "Houston Refinery") and Krotz Springs, Louisiana (the "Krotz Springs Refinery") (collectively, the "Basis Refineries") and an extensive wholesale marketing business. At the time of their acquisition, these refineries had a combined total throughput capacity in excess of 300,000 BPD. Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time it was spun off to Energy's stockholders pursuant to the Restructuring.

         For financial and statistical information regarding the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of cash flows provided by and used in the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

1998 DEVELOPMENTS

         Acquisition of Mobil's Paulsboro, New Jersey Refinery

         On September 16, 1998, Valero Refining Company-New Jersey ("VRC-NJ"), a wholly owned subsidiary of Valero, purchased substantially all of the assets related to Mobil Oil Corporation's ("Mobil") 155,000 BPD refinery in Paulsboro, New Jersey (the "Paulsboro Refinery") and assumed certain of its liabilities. The purchase price was $228 million plus approximately $107 million representing the value of inventories and certain other items acquired in the transaction. The purchase price was paid in cash from borrowings under the Company's committed bank credit facility. In addition, Mobil is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement are limited to $20 million in any year and $50 million in the aggregate.

         As part of the acquisition, the Company and Mobil signed long-term agreements for the Paulsboro Refinery to supply Mobil's adjacent lube oil blending and packaging facility with fuels and lubricant basestocks and for Mobil to provide high-quality crude feedstocks to the Paulsboro Refinery. In addition, the Company and Mobil signed long-term agreements for the Paulsboro Refinery to supply portions of Mobil's marketing operations with light products at market-related prices.

         The acquisition of the Paulsboro Refinery increased the Company's total throughput capacity by approximately 25%, improved the Company's geographic diversity by providing better access to Northeast markets and diversified the Company's product mix through the Paulsboro Refinery's production of high-margin products such as lubricants and asphalt.

REFINING AND MARKETING

         The Company owns and operates five refineries having a combined total throughput capacity of approximately 735,000 BPD. The following table lists the location of each of the Company's refineries and each refinery's feedstock throughput capacity.

         REFINERY                        FEEDSTOCK THROUGHPUT CAPACITY IN BPD
         --------                        ------------------------------------

         Corpus Christi, Texas                        205,000
         Texas City, Texas                            180,000
         Paulsboro, New Jersey                        155,000
         Houston, Texas                               115,000
         Krotz Springs, Louisiana                      80,000

         The diversity of the Company's refineries allows it to process a wide slate of feedstocks including medium sour crude oils and heavy sweet crudes, both of which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. The primary feedstocks for the Company's Gulf Coast refineries are medium sour crude oil, heavy and light sweet crude oil and high-sulfur atmospheric residual fuel oil ("resid"). Since 1997, the aggregate throughput capacity of the Gulf Coast refineries has been increased to approximately 580,000 BPD from roughly 480,000 BPD immediately after the acquisition of the Basis Refineries, principally through (i) upgrading and reconfiguration improvements undertaken by the Company at the Basis Refineries,
(ii) efforts to optimize feedstock selection in order to capitalize on the reconfiguration of the Basis Refineries, and (iii) modifications to the hydrodesulfurization unit at the Corpus Christi Refinery. The Company has the ability to capitalize on the diverse feedstock capabilities of its Gulf Coast refineries by transferring up to 35,000 BPD of intermediate feedstocks such as deasphalted oil ("DAO") and atmospheric tower bottoms ("ATB") from the Texas City Refinery to the Houston and/or Corpus Christi Refineries which are able to more effectively produce light products from DAO and ATBs. During 1998, the Company's refineries operated at approximately 94% of capacity, exclusive of scheduled turnarounds.

         Corpus Christi Refinery

         The Corpus Christi Refinery is situated on 254 acres along the Corpus Christi Ship Channel. The Corpus Christi Refinery specializes in processing primarily heavy crude oil and resid into premium products, such as reformulated gasoline ("RFG"). The Corpus Christi Refinery can produce approximately 120,000 BPD of gasoline and gasoline-related products, 38,000 BPD of middle distillates and 35,000 BPD of other products such as chemicals, asphalt and propane. The Corpus Christi Refinery can produce all of its gasoline as RFG and all of its diesel fuel as low-sulfur diesel. The Corpus Christi Refinery has substantial flexibility to vary its mix of gasoline products to meet changing market conditions.

         The Corpus Christi Refinery's primary operating units include an 81,000 BPD heavy oil cracker ("HOC"), an 82,000 BPD hydrodesulfurization unit ("HDS"), a 36,000 BPD hydrocracker and a 36,000 BPD reformer complex. It also operates certain units which produce oxygenates(1) such as MTBE (methyl tertiary butyl ether) and TAME (tertiary amyl methyl ether). The MTBE facility can produce approximately 17,700 BPD of MTBE from butane and methanol feedstocks and the MTBE/TAME unit converts light olefin streams produced by the refinery's HOC into MTBE and TAME. These two units enable the Corpus Christi Refinery to produce approximately 23,000 BPD of oxygenates, which are blended into the Company's own gasoline production or sold separately. Substantially all of the methanol feedstocks required for the production of oxygenates at the Corpus Christi Refinery can normally be provided by a methanol plant in Clear Lake, Texas owned by a joint venture between a Valero subsidiary and Hoechst Celanese Chemical Group, Inc. (the "Clear Lake Methanol Plant"). In January 1997, a mixed xylene fractionation facility, which recovers the mixed xylene stream from the Corpus Christi Refinery's reformate stream, was placed into service at the refinery. The fractionated xylene is sold into the petrochemical feedstock market for use in the production of paraxylene when market conditions are favorable. These units and related facilities diversify the Corpus Christi Refinery's operations, giving this refinery the flexibility to pursue potentially higher-margin product markets.

         The Company completed a scheduled turnaround of certain of the Corpus Christi Refinery's major refining units in the first quarter of 1998. Modifications made during the 1998 turnaround increased throughput capacity by 10,000 to 15,000 BPD, depending upon the type of feedstocks utilized. In addition, the HDS unit was modified during 1998 and early 1999 to allow for the processing of up to 50,000 BPD of high sulfur crude oil, thereby increasing the Corpus Christi Refinery's feedstock flexibility. The Corpus Christi Refinery experienced two significant unscheduled shutdowns of its HOC during the first and third quarters. Both shutdowns related to expander reliability issues which were resolved during the first quarter 1999 turnaround. To date in 1999, maintenance turnarounds have been completed for the HOC (during which its capacity was increased by 4,000 BPD), the HDS unit, the hydrocracker, the reformer unit, and certain other units. Except for the maintenance turnaround completed in the first quarter of 1999 and a catalyst change in the HDS unit likely to occur in the second quarter of 1999, no other turnarounds are scheduled during 1999 at the Corpus Christi Refinery.

         Texas City Refinery

         The Texas City Refinery is capable of refining lower-value, medium sour crudes into a slate of gasolines, low- sulfur diesels and distillates, including home heating oil, kerosene and jet fuel. The Texas City Refinery typically produces approximately 55,000 BPD of gasoline and 55,000 BPD of distillates. The Texas City Refinery can provide approximately 35,000 BPD of intermediate feedstocks such as DAO and ATBs to the Corpus Christi Refinery and/or the Houston Refinery. The Texas City Refinery typically receives its feedstocks and ships product by tanker via deep water docking facilities along the Texas City Ship Channel, and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

----------------------

     (1) "Oxygenates" are liquid hydrocarbon compounds containing oxygen. Gasoline that contains oxygenates usually has lower carbon monoxide emissions than conventional gasoline. MTBE is an oxygen-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines. TAME, like MTBE, is an oxygen-rich, high-octane gasoline blendstock.

         The Texas City Refinery's primary operating units include a 160,000 BPD crude distillation complex and a 52,000 BPD fluid catalytic cracking unit ("FCC Unit"). During the latter part of 1996, a 78,000 BPD Residfiner (which improves the cracking characteristics of the feedstocks for the FCC Unit), and a 40,000 BPD Residual Oil Supercritical Extraction unit ("ROSE") (which recovers DAO from the vacuum tower bottoms for feed to the FCC Unit) were placed in service at the Texas City Refinery. These units significantly enhanced this refinery's feedstock flexibility and product diversity.

         During 1998, the Texas City Refinery experienced unscheduled downtime at its Residfiner, primarily due to an unreliable supply of hydrogen from a third-party supplier. In late 1998, the Company entered into an agreement with other third-party suppliers for back-up supplies of a portion of the Texas City Refinery's hydrogen needs. The Company expects to enter into additional agreements in 1999 that will improve the reliability of hydrogen supplied to the Texas City Refinery. A scheduled turnaround was completed on the Residfiner in April 1998 and a catalyst change for this unit is also anticipated in 1999. Except for the Residfiner catalyst change, no other significant turnarounds are planned for 1999.

         Paulsboro Refinery

         The Paulsboro Refinery processes primarily medium sour and heavy sour crudes into a wide slate of gasoline and distillates, including home heating oil, lubricants and asphalt. The Paulsboro Refinery typically produces 65,000 BPD of gasoline and 55,000 BPD of distillates, along with 12,000 BPD of lubricant basestocks. Major units at the Paulsboro Refinery include a 105,000 BPD lubricants crude unit, a 50,000 BPD fuels crude unit, a 48,000 BPD FCC Unit, a 25,500 BPD delayed coking unit and a 12,000 BPD lubricants plant. Feedstocks and refined products are typically transported via the Company's facilities along the Delaware River or through the refinery's access to the Colonial pipeline, which allows products to be sold into the New York Harbor market.

         Pursuant to a crude oil supply contract entered into between Mobil and the Company at the time of the acquisition, Mobil agreed to provide the Paulsboro Refinery with approximately 100,000 BPD of lubricant-quality, medium sour feedstocks under a ten-year contract, subject to extension under certain circumstances. Substantially all of the Paulsboro Refinery's light products are purchased by Mobil at market-related prices for its retail distribution network. In addition, Mobil and the Company signed a long-term agreement for the Paulsboro Refinery to supply Mobil with fuels and lubricant basestocks to its adjacent lubricants blending and packaging facility.

         During the fourth quarter of 1998, the turnaround of the coker unit was completed. The Paulsboro Refinery also experienced unscheduled processing rate reductions and unit downtime in the fourth quarter. No significant turnarounds are scheduled for 1999.

         Houston Refinery

         The Houston Refinery is capable of processing heavy sweet or medium sour crude oil and can produce approximately 54,000 BPD of gasoline and 37,000 BPD of distillates. It operates an 85,000 BPD crude distillation complex and a 61,000 BPD FCC Unit. The refinery typically receives its feedstocks via tanker at deep water docking facilities along the Houston Ship Channel. This facility also has access to major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

         The Houston Refinery experienced three unplanned shutdowns of its FCC Unit during the second and fourth quarters of 1998. During these shutdowns, certain reliability improvements were made to the regenerator, the power train and emission control devices. No significant turnarounds at the Houston Refinery are currently planned for 1999.

         Krotz Springs Refinery

         The Krotz Springs Refinery processes primarily local, light Louisiana sweet crude oil and can produce approximately 34,000 BPD of gasoline and 38,000 BPD of distillates. The refinery is geographically located to benefit from access to upriver markets on the Mississippi River and it has docking facilities along the Atchafalaya River sufficiently deep to allow barge and light ship access. The facility is also connected to the Colonial pipeline for product transportation to the Southeast and Northeast. This refinery was built during the 1979-1982 time period making it, like the Corpus Christi Refinery, a relatively new facility compared to other Gulf Coast refineries. Primary units include an 80,000 BPD crude distillation complex, a 31,000 BPD FCC Unit and a 12,000 BPD reformer complex. This refinery also benefits from recently added MTBE/polymerization and isomerization units.

         In December 1998, the Krotz Springs Refinery's principal operating units were down for a major maintenance turnaround. As a result of modifications to the FCC Unit, its capacity was increased to 31,000 BPD and its light products conversion capacity was increased by 3%. A turnaround of the reformer complex is currently anticipated in the latter part of 1999.

         Marketing

         The Company's product slate is presently comprised of approximately 90% premium products such as gasoline and related components, distillates, lubricants and chemicals. The Company sells refined products under spot and term contracts to bulk and truck rack customers at over 180 locations in 31 states throughout the United States and selected export markets in Latin America. Primarily as a result of the Basis acquisition on May 1, 1997 and the Paulsboro Refinery acquisition, total product sales volumes increased from approximately 630,000 BPD during 1997 to approximately 1,000,000 BPD during the fourth quarter of 1998. Sales volumes include amounts produced at the Company's refineries and amounts purchased from third parties and resold in connection with the Company's marketing activities. Substantially all of the light products from the Paulsboro Refinery are sold to Mobil at market-related prices pursuant to long-term agreements. Currently, the Company markets approximately 150,000 BPD of gasoline and distillates through truck rack facilities. The principal purchasers of the Company's products from truck racks have been wholesalers and jobbers in the Northeast, Southeast, Midwest and Gulf Coast. Other sales are made to large oil companies and gasoline distributors and transported by pipeline, barges and tankers. With its access to the Gulf of Mexico and the Atlantic Ocean, the Company's refineries are able to ship refined products throughout the world. Interconnects with common-carrier pipelines give the Company the flexibility to sell products in most major geographic regions of the United States. No single purchaser of the Company's products accounted for more than 10% of total sales during 1998.

         Approximately 70,000 BPD of the Company's RFG production is under contract to supply gasoline marketers in Texas and the Northeast with RFG at market-related prices. The Company also sells RFG into the spot market. When market conditions are favorable, the Company can supply CARB Phase II gasoline to West Coast markets under the California Air Resources Board's gasoline program. The Company expects demand for RFG to continue to improve as a result of increased demand in areas currently designated as non-attainment and more cities across the United

States "opting in" to the federal RFG program. For further discussion, see "Factors Affecting Operating Results" and "Outlook" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Feedstock Supply

         The Company's refinery acquisitions and capital improvements since 1997 have expanded and diversified the slate of feedstocks which the Company can process. Prior to these acquisitions, the Company's primary feedstock was resid processed at the Corpus Christi Refinery, representing 50-70% of total feedstocks. Approximately 60% of the Company's feedstock slate is now comprised of medium sour crude oil and heavy sweet crude oil, while high-sulfur resid purchases comprise less than 5% of total feedstocks. The remaining feedstocks are primarily intermediates, light sweet crude oil, methanol and butane.

         The Company has term feedstock contracts totaling approximately 380,000 BPD, or approximately 55% of its total feedstock requirements. The Company's long-term supply arrangement with Mobil comprises approximately 100,000 BPD of this amount. The remainder of its feedstock requirements are purchased on the spot market. The term agreements include contracts to purchase feedstocks from various foreign national oil companies, including certain Middle Eastern suppliers, and various domestic integrated oil companies.

         In connection with the Restructuring, the Company entered into several contracts with its former affiliates, including a 10-year term contract under which a former affiliate is to supply approximately 50% of the butane required to operate the MTBE facilities at Corpus Christi and natural gasoline for blending. The Company obtains approximately 80% of its total methanol requirements for all of its refineries through its 50% joint venture interest in the Clear Lake Methanol Plant.

         The Company owns feedstock and refined product storage facilities and leases feedstock and refined product storage facilities in various locations. The Company believes its storage facilities are generally adequate for its refining and marketing operations.

SELECTED OPERATING RESULTS

         The following table sets forth certain consolidated operating results for the last three fiscal years (volumes are stated in thousand barrels per day or Mbpd). Amounts for 1998 include the results of operations of the Paulsboro Refinery after September 16, 1998. Amounts for 1997 include the results of operations of the Basis Refineries from May 1, 1997. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes.

                                                                   Year Ended December 31,
                                                  ----------------------------------------------------
                                                      1998                1997                 1996
                                                  ------------        ------------        ------------

Refinery Throughput Volumes (Mbpd)                         579(2)              417(3)              170
Sales Volumes (Mbpd)                                       894(2)              630(3)              291
Average Throughput Margin per Barrel              $       3.53        $       4.35        $       5.29
Average Operating Cost per Barrel:
     Cash (fixed and variable)                    $       2.06        $       2.00        $       1.95
     Depreciation and Amortization                         .57                 .61                1.34
                                                  ------------        ------------        ------------
     Total Operating Cost per Barrel              $       2.63        $       2.61        $       3.29
                                                  ============        ============        ============

         For additional information regarding the Company's operating results for the three years ended December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FACTORS AFFECTING OPERATING RESULTS

         The Company's earnings and cash flow from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire feedstocks and the price for which refined products are ultimately sold depends on numerous factors beyond the Company's control, including the global, national and regional supply and demand for crude oil, gasoline, diesel, heating oil and other refined products which in turn are dependent upon, among other things, weather, the availability of imports, the economies and production levels of foreign suppliers, the marketing of competitive fuels, political affairs and the extent of governmental regulation.

         Feedstock and refined product prices are affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the price of refined products have historically been subject to wide fluctuation. Installation of additional refinery crude distillation and upgrading facilities, price volatility, international political and economic developments and other factors beyond the control of the Company are likely to continue to play an important role in refining industry economics. The Company is aware, for example, of additional capacity of up to 200,000 BPD from a refinery in Good Hope, Louisiana which may become

-------------

    (2) For the fourth quarter of 1998 following the acquisition of the Paulsboro Refinery, refinery throughput volumes and sales volumes were 680 Mbpd and 999 Mbpd, respectively.

    (3) For the eight months following the acquisition of Basis, refinery throughput volumes and sales volumes were 573 Mbpd and 780 Mbpd, respectively.

operational in 1999. These factors can impact, among other things, the level of inventories in the market resulting in price volatility and margin compression. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter in the Northeast. The recent warmer than normal winters in the Northeast have resulted in reduced demand, unusually high inventories and lower prices for heating oil.

         A large portion of the Company's feedstock supplies are secured under term contracts. There is no assurance of renewal of such contracts upon their expiration or that economically equivalent substitute supply contracts can be secured. The Company's feedstock supplies from international producers are loaded aboard chartered vessels and are subject to the usual maritime hazards. If the Company's foreign sources of crude oil or access to the marine system for delivering crude oil were curtailed, the Company's operations could be adversely affected. In addition, the loss of, or an adverse change in the terms of, certain of its feedstock supply agreements or the loss of sources or means of delivery of its feedstock supplies, could adversely affect the Company's operating results. The volatility of prices and quantities of feedstocks that may be purchased on the spot market or pursuant to term contracts could also have a material adverse effect on operating results.

         Because the Company manufactures a significant portion of its gasoline as RFG and can produce approximately 26,000 BPD of oxygenates, certain federal and state clean-fuel programs significantly affect the operations of the Company and the markets in which it sells its refined products. In the future, the Company cannot control or with certainty predict the effect of such clean-fuel programs on the cost to manufacture, demand for or supply of refined products. Presently, the EPA's oxygenated fuel program under the Clean Air Act requires that areas designated "nonattainment" for carbon monoxide use gasoline that contains a prescribed amount of clean burning oxygenates during certain winter months. Additionally, the EPA's RFG program under the Clean Air Act requires year-round usage of RFG in areas designated "extreme" or "severe" nonattainment for ozone. In addition to these nonattainment areas, approximately 44 of the 87 areas that were designated as "serious," "moderate" or "marginal" nonattainment for ozone also "opted in" to the RFG program to decrease their emissions of hydrocarbons and toxic pollutants. In 1998, St. Louis and Kansas City, Missouri "opted-in" to the federal RFG program. Phase II of the federal RFG program is expected to become effective in 2000, further restricting the acceptable levels of nitrous oxides, volatile organic compounds and toxics in gasoline. In order to meet the new restrictions, refiners will necessarily need to reduce the sulfur and aromatics content of gasoline and reduce its vapor pressure.

         MTBE margins are affected by the price of MTBE and its feedstocks, methanol and butane, as well as the demand for RFG, oxygenated gasoline and premium gasoline. The worldwide movement to reduce lead in gasoline is expected to increase worldwide demand for oxygenates to replace the octane provided by lead-based compounds. The general growth in gasoline demand as well as additional "opt-ins" by certain areas into the EPA clean fuels programs should continue to increase the demand for MTBE. However, initiatives have been presented in California and Maine which would restrict or potentially ban the use of MTBE as a gasoline component. If MTBE were to be restricted or banned, the Company believes that its major MTBE-producing facilities could be modified to produce other gasoline blendstocks or other petrochemicals.

         Because the Company's refineries are generally more complex than many conventional refineries and are designed principally to process heavy and/or sour crude oils, including resid, its operating costs per barrel are generally higher than those of most conventional refiners. But because the Company's primary feedstocks usually sell at discounts to benchmark crude oil, it has been generally able to recover its higher operating costs and generate higher margins than many conventional refiners that use lighter crude oil as their principal feedstock. Moreover, through recent acquisitions, improvements in technology and modifications to its operating units, the Company has improved its flexibility to process different types of feedstocks, including heavy crude oils. The Company expects its primary feedstocks to continue to sell at a discount to benchmark crude oil, but is unable to predict future relationships between the supply of and demand for its feedstocks.

         In April 1995, six major oil refiners filed a lawsuit against Unocal Corporation ("Unocal") in Los Angeles, California seeking a determination that Unocal's claimed patent on certain gasoline compositions was invalid and unenforceable. The Company was not a party to this litigation. Unocal's claimed patent covers a substantial portion of the reformulated gasoline compositions required by the CARB Phase II regulations that went into effect in March 1996. In 1997, a federal court jury upheld the validity of Unocal's patent and awarded Unocal royalty damages based on infringement of the patent. The case is on appeal, but no decision has been reached. If the Company were required to pay a royalty on the compositions claimed by Unocal's patents, such amounts could affect the operating results of the Company and alter the blending economics for compositions not covered by the patent. The Company is unable to predict the validity or effect of any claimed Unocal patent.

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

         The refining industry is highly competitive with respect to both feedstock supply and marketing. The Company competes with numerous other companies for available supplies of feedstocks and for outlets for its refined products. The Company does not produce any of its crude oil feedstocks or own retail outlets for its refined products. Many of the Company's competitors, however, obtain a significant portion of their feedstocks from company-owned production and are able to dispose of refined products at their own retail outlets. Competitors that have their own production or retail outlets (and brand-name recognition) are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

         The Company expects a continuation of the trend of industry restructuring and consolidation through mergers, acquisitions, divestitures, joint ventures and similar transactions, making for a more competitive business environment while providing the Company with opportunities to expand its operations. As refining margins merit, the Company expects to continue making capital improvements to increase the throughput capacity of its refinery facilities and increase their operational flexibility.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to environmental regulation by federal, state and local authorities, including but not limited to, the EPA, the Texas Natural Resource Conservation Commission, the New Jersey

Department of Environmental Protection ("NJDEP") and the Louisiana Department of Environmental Quality. The regulatory requirements relate primarily to discharge of materials into the environment, waste management and pollution prevention measures. Several of the more significant federal laws applicable to the Company's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act ("RCRA"). The Clean Air Act establishes stringent criteria for regulating conventional air pollutants as well as toxic pollutants at operating facilities in addition to requiring refiners to market cleaner-burning gasoline in specific regions of the country to reduce ozone forming pollutants and toxic emissions.

         During the second quarter of 1999, the Refinery MACT II (Maximum Available Control Technology) standards under the Clean Air Act are anticipated to be published in final form and contain a three year compliance schedule for installing required pollution control technology. These rules will require refiners to control toxic emissions from FCC Units, sulfur recovery units and reformers. Once the final rules are published, the Company will determine what, if any capital improvements will be required at the Company's refineries. Based on the proposed rules, it appears that significant expenditures will not be required.

         CERCLA and RCRA, and related state law, subject the Company to the potential obligation to remove or mitigate the environmental impact of the disposal or release of certain pollutants at the Company's facilities and at formerly owned sites. Under CERCLA, the Company is subject to potential joint and several liability for the costs of remediation at "superfund" sites at which it has been identified as a "potentially responsible party" (a "PRP"). Pursuant to the terms of the Basis acquisition, Salomon agreed to indemnify the Company from third party claims, including "superfund" liability associated with any pre-closing activities with respect to the Basis Refineries, subject to certain terms, conditions and limitations. See Note 3 of Notes to Consolidated Financial Statements for information regarding the settlement of certain contingent environmental obligations for which Salomon was responsible in connection with the Company's acquisition of Basis. As of December 31, 1998, the Company has not been designated as a PRP under CERCLA for any sites or costs not covered by Salomon's indemnity.

         In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the NJDEP. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 1998, the Company has accrued approximately $20 million representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 20 years. See Note 3 of Notes to Consolidated Financial Statements.

         The Company is leading an industry initiative in the State of Texas to voluntarily permit its "grandfathered" emissions sources by participating in the Governor's Clean Air Responsibility Enterprise program at the Houston Refinery and by utilizing a flexible permitting process for the Texas City Refinery. The flexible permit is a new permitting concept in Texas that allows companies that have committed to install advanced pollution control technology greater operational flexibility, including increased throughput capacities, as long as a facility-wide emissions cap is not exceeded. The Corpus Christi Refinery does not have any "grandfathered" emissions sources and has also applied for a flexible permit.

         As part of the Company's efforts to permit all of its "grandfathered" emissions sources and achieve operational flexibility and increased production capability, the Company plans to install a flue gas scrubber on the FCC Unit at the Texas City Refinery and install additional emission control devices at the Houston Refinery. In addition, the water treatment plant at the Corpus Christi Refinery is being upgraded. The Company anticipates spending approximately $50 million in connection with these efforts over the next several years.

         In 1998, capital expenditures for the Company attributable to compliance with environmental regulations were approximately $16 million and are currently estimated to be $10 million for 1999. These amounts are exclusive of any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable. The estimated amount of 1999 environmental expenditures includes amounts for pollution abatement, water well monitoring and nitrogen oxide emission controls, among other things, at the Company's refining locations, but excludes any amounts related to the efforts referred to in the preceding paragraph.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                 AGE               POSITIONS HELD WITH VALERO                    OFFICER SINCE
----------------------------------------------------------------------------------------------------------
William E. Greehey           62         Chairman of the Board, President and                     1982
                                        Chief Executive Officer
Gregory C. King              38         Vice President and General Counsel                       1997
John D. Gibbons              45         Chief Financial Officer, Vice President-Finance          1997
Keith D. Booke               40         Vice President-Administration and Human                  1997
                                        Resources
S. Eugene Edwards            42         Vice President                                           1998
John F. Hohnholt             46         Vice President                                           1998
----------------------------------------------------------------------------------------------------------

         MR. GREEHEY served as Chief Executive Officer and a director of Energy from 1979, and as Chairman of the Board of Energy from 1983. He retired from his position as Chief Executive Officer in June 1996 but, upon request of the Board, resumed this position in November 1996. Mr. Greehey also served as Chairman of the Board and Chief

Executive Officer of Valero prior to the Restructuring when Valero was a wholly owned subsidiary of Energy. Mr. Greehey is also a director of Santa Fe Energy Resources, Inc.

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

         MR. EDWARDS was elected Vice President of the Company in January 1998 and functions as head of the Marketing, Supply and Logistics department. Mr. Edwards joined Energy in 1982 and held various positions within Energy's refining operations, planning and economics, business development and marketing departments prior to the Restructuring.

         MR. HOHNHOLT was elected Vice President of the Company in January 1998 and functions as the head of the Refining Operations and Planning department. Prior to that he was General Manager of the Corpus Christi Refinery. Mr. Hohnholt joined Energy in 1982 and held various positions within Energy's refining operations department prior to the Restructuring.

EMPLOYEES

         As of January 31, 1999, the Company had approximately 2,500 employees.

ITEM 2. PROPERTIES

         The Company's properties include its five refineries described above and related facilities located in the States of Texas, Louisiana and New Jersey. See "Refining and Marketing" for additional information regarding properties of the Company. The Company believes that its facilities are generally adequate for their respective operations and that its facilities are maintained in a good state of repair. The Company is the lessee under a number of cancelable and non-cancelable leases for certain real properties, including office facilities and various facilities and equipment used to store, transport and produce refinery feedstocks and/or refined products. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         Environmental Proceedings related to Paulsboro Acquisition

         In connection with the acquisition of the Paulsboro Refinery from Mobil, VRC-NJ assumed certain environmental liabilities associated with the refinery, including obligations under the NJDEP Administrative Consent Orders (dated September 10, 1979, September 29, 1980, May 10, 1991, and August 27, 1998, related to ongoing site remediation), and the NJDEP Administrative Order and Notice of Civil Administrative Penalty Assessment (Log #A960262 dated September 27, 1996, related to particulate emissions from the Paulsboro Refinery fluid catalytic cracking unit.) These proceedings potentially involve the imposition of monetary sanctions in excess of $100,000, although the Company is not currently aware of the existence of, or of any governmental determination to impose, any such sanctions. Pursuant to the terms of the purchase agreement, Mobil agreed to indemnify the Company for a period of five years from the closing of the acquisition for any governmental environmental fines or penalties assessed against the Company that relate to events that occurred prior to September 17, 1998. The Company believes that the foregoing proceedings are not of material importance to the business or financial condition of the Company.

         On November 25, 1998, the TNRCC initiated an enforcement action against the Corpus Christi Refinery alleging violations of state and federal air regulations and proposed an Agreed Order settlement of $226,050. The TNRCC alleged that nitrous oxide emission monitors were not installed in two utility boiler stacks and certain recordkeeping deficiencies. The Company has challenged the allegations and on February 18, 1999 the TNRCC issued a revised Agreed Order for $111,000 in penalties. The Company expects a final settlement to occur during 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed under the symbol "VLO" on the New York Stock Exchange, which is the principal trading market for this security. As of February 1, 1999, there were approximately 5,800 holders of record and an estimated 14,600 additional beneficial owners of the Company's Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on August 1, 1997 (the business day immediately following the Restructuring).

         The following table sets forth the range of the high and low sales prices of the Common Stock as quoted in The Wall Street Journal New York Stock Exchange-Composite Transactions listing, and the amount of per-share dividends for each quarter in the preceding two years. The information for 1997 reflects amounts (i) for the Company after the Restructuring and (ii) for Energy prior to the Restructuring.

                                                      SALES PRICES
                                                         OF THE
                                                      COMMON STOCK          DIVIDENDS
                                                  ---------------------        PER
     QUARTER ENDED                                  HIGH         LOW      COMMON SHARE
                                                  --------     --------   ------------
     1998:
         March 31 ...........................      $36 1/2      $27 9/16    $   .08
         June 30 ............................       36           31 5/16        .08
         September 30 .......................       33 13/16     17 5/8         .08
         December 31 ........................       26 1/16      17 3/4         .08

     1997:
         March 31 ...........................      $36 3/8      $28 5/8     $   .13
         June 30 ............................       38 1/2       34 1/4         .13
         September 30 (through 7/31/97) .....       43           36 1/4          --
         September 30 (after 7/31/97) .......       35 1/8       28 3/4         .08
         December 31 ........................       34           26 15/16       .08


         The Company's Board of Directors declared a quarterly dividend of $.08 per share of Common Stock at its January 21, 1999 meeting. Dividends are considered quarterly by the Company's Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below for the year ended December 31, 1998 is derived from the Company's Consolidated Financial Statements contained elsewhere herein. The selected financial data for the years ended prior to December 31, 1998 is derived from the selected financial data contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The following summaries are in thousands of dollars except for per share amounts:

                                                                                Year Ended December 31,
                                                     ----------------------------------------------------------------------
                                                        1998(1)        1997(2)        1996          1995           1994
                                                     -----------    -----------    -----------   -----------    -----------
OPERATING REVENUES ...............................   $ 5,539,346    $ 5,756,220    $ 2,757,853   $ 1,772,638    $ 1,090,497

OPERATING INCOME (LOSS) ..........................   $   (51,198)   $   211,034    $    89,748   $   123,755    $    63,611

INCOME (LOSS) FROM
  CONTINUING OPERATIONS ..........................   $   (47,291)   $   111,768    $    22,472   $    58,242    $    18,511

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES (3) ............   $        --    $   (15,672)   $    50,229   $     1,596    $    (1,229)

NET INCOME (LOSS) ................................   $   (47,291)   $    96,096    $    72,701   $    59,838    $    17,282
  Less: Preferred stock dividend requirements
           and redemption premium ................            --          4,592         11,327        11,818          9,490
                                                     -----------    -----------    -----------   -----------    -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK ...................................   $   (47,291)   $    91,504    $    61,374   $    48,020    $     7,792
                                                     ===========    ===========    ===========   ===========    ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK:
    Continuing operations ........................   $      (.84)   $      2.16    $       .51   $      1.33    $       .43
    Discontinued operations ......................            --           (.39)           .89          (.23)          (.25)
                                                     -----------    -----------    -----------   -----------    -----------
      Total ......................................   $      (.84)   $      1.77    $      1.40   $      1.10    $       .18
                                                     ===========    ===========    ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK - ASSUMING DILUTION:
    Continuing operations ........................   $      (.84)   $      2.03    $       .44   $      1.16   $       .38
    Discontinued operations ......................            --           (.29)           .98           .01          (.05)
                                                     -----------    -----------    -----------   -----------   -----------
      Total ......................................   $      (.84)   $      1.74    $      1.42   $      1.17   $       .33
                                                     ===========    ===========    ===========   ===========   ===========

TOTAL ASSETS .....................................   $ 2,725,664    $ 2,493,043    $ 1,985,631   $ 1,904,655   $ 1,869,198

LONG-TERM OBLIGATIONS AND
  REDEEMABLE PREFERRED STOCK .....................   $   822,335    $   430,183    $   354,457   $   461,521   $   449,717

DIVIDENDS PER SHARE OF COMMON
  STOCK ..........................................   $       .32    $       .42    $       .52   $       .52   $       .52

---------------------

(1) Includes the operations of the Paulsboro Refinery commencing September 17, 1998.

(2) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

(3) Reflects the results of Energy's natural gas related services business for periods prior to the Restructuring.

                 See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of the results of operations and financial condition of the Company should be read in conjunction with Item 1. Business and
Item 8. Financial Statements included elsewhere herein. In the discussions that follow, all "per share" amounts are on a diluted basis.

SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes new standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement became effective for the Company's financial statements beginning with the current year ended December 31, 1998. Interim period information is not required until the second year of application (i.e., 1999). As discussed further in Note 10 of Notes to Consolidated Financial Statements, the Company has determined that it continues to have one reportable segment, which is the refining and wholesale marketing of premium, environmentally clean products. The following discussion of the Company's results of operations and financial condition is consistent with this determination.

RESTRUCTURING

         As described in Item 1. Business - Restructuring and in Note 1 of Notes to Consolidated Financial Statements under Principles of Consolidation and Basis of Presentation, on July 31, 1997, Energy spun off the Company to Energy's stockholders and merged its remaining natural gas related services business with PG&E (collectively referred to as the "Restructuring"). As a result of the Restructuring, the Company became a "successor registrant" to Energy for financial reporting purposes under the federal securities laws. Accordingly, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included elsewhere herein, reflect Energy's natural gas related services business as discontinued operations of the Company.

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

accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects; the failure to avoid or correct a material Year 2000 problem, including internal problems or problems encountered by third parties; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation which may adversely affect the Company's business or operations; and changes in the credit ratings assigned to the Company's debt securities and trade credit. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                                                         Change
                                                                                             ---------------------------
                                                                 1998 (1)       1997 (2)        Amount            %
                                                               -----------    -----------    -----------     -----------
Operating revenues .........................................   $ 5,539,346    $ 5,756,220    $  (216,874)            (4)%
Cost of sales ..............................................    (4,792,665)    (5,092,150)       299,485              6
Operating costs:
    Cash (fixed and variable) ..............................      (435,542)      (304,683)      (130,859)           (43)
    Depreciation and amortization ..........................      (119,524)       (92,317)       (27,207)           (29)
Selling and administrative expenses (including related
    depreciation expense) ..................................       (71,884)       (56,036)       (15,848)           (28)
                                                               -----------    -----------    -----------
Operating income, before inventory write-down ..............       119,731        211,034        (91,303)           (43)
Write-down of inventories to market value ..................      (170,929)            --       (170,929)            --
                                                               -----------    -----------    -----------
    Total operating income (loss)...........................   $   (51,198)   $   211,034    $  (262,232)          (124)
                                                               ===========    ===========    ===========

Other income, net ..........................................   $       586    $     6,978    $    (6,392)           (92)
Interest and debt expense, net .............................   $   (32,479)   $   (42,455)   $     9,976             23
Income tax (expense) benefit ...............................   $    35,800    $   (63,789)   $    99,589            156
Income (loss) from continuing operations ...................   $   (47,291)   $   111,768    $  (159,059)          (142)
Loss from discontinued operations, net of
    income tax benefit (3) .................................   $        --    $   (15,672)   $    15,672            100
Net income (loss) ..........................................   $   (47,291)   $    96,096    $  (143,387)          (149)
Net income (loss) applicable to common stock ...............   $   (47,291)   $    91,504    $  (138,795)          (152)

Earnings (loss) per share of common stock
    assuming dilution:
        Continuing operations...............................   $      (.84)   $      2.03    $     (2.87)          (141)
        Discontinued operations.............................            --           (.29)           .29            100
                                                               -----------    -----------    -----------
            Total...........................................   $      (.84)   $      1.74    $     (2.58)          (148)
                                                               ===========    ===========    ===========

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA").............................   $   244,523(4) $   313,025    $   (68,502)           (22)
Ratio of EBITDA to interest incurred (5)....................           6.5x           7.1x           (.6)x           (8)




                              OPERATING HIGHLIGHTS

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
                                                                                                 Change
                                                                                       --------------------------
                                                       1998 (1)          1997 (2)         Amount           %
                                                     -----------      -----------      -----------    -----------
Sales volumes (Mbbls per day) ....................           894              630              264             42%
Throughput volumes (Mbbls per day) ...............           579 (6)          417 (7)          162             39
Average throughput margin per barrel .............   $      3.53 (8)  $      4.35      $      (.82)           (19)
Operating costs per barrel:
    Cash (fixed and variable) ....................   $      2.06      $      2.00      $       .06              3
    Depreciation and amortization ................           .57              .61             (.04)            (7)
                                                     -----------      -----------      -----------
        Total operating costs per barrel .........   $      2.63      $      2.61      $       .02              1
                                                     ===========      ===========      ===========

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------
                                                                                                 Change
                                                                                       --------------------------
                                                       1998 (1)          1997 (2)         Amount           %
                                                     -----------      -----------      -----------    -----------
Charges:
    Crude oils:
        Sour .....................................            36%            25%            11%             44%
        Heavy sweet ..............................            20             21             (1)             (5)
        Light sweet ..............................            11             11             --              --
                                                     -----------    -----------    -----------
            Total crude oils .....................            67             57             10              18
    Residual fuel oil ("resid") ..................            11             18             (7)            (39)
    Other feedstocks and blendstocks .............            22             25             (3)            (12)
                                                     -----------    -----------    -----------
        Total charges ............................           100%           100%            -- %            --
                                                     ===========    ===========    ===========

Yields:
    Gasoline and blending components .............            48%            48%            -- %            --
    Distillates ..................................            28             25              3              12
    Petrochemicals ...............................             4              6             (2)            (33)
    Natural gas liquids ("NGLs") and naphtha .....             6              6             --              --
    Lubes and asphalts ...........................             2             --              2              --
    Other products ...............................            12             15             (3)            (20)
                                                     -----------    -----------    -----------
        Total yields .............................           100%           100%            -- %            --
                                                     ===========    ===========    ===========

       AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (U.S. GULF COAST)
                              (DOLLARS PER BARREL)

                                                                                 Year Ended December 31,
                                                                    --------------------------------------------------
                                                                                                       Change
                                                                                              ------------------------
                                                                       1998         1997        Amount            %
                                                                    ----------   ----------   ----------     ---------
Feedstocks:
    West Texas Intermediate ("WTI") crude oil ...................   $    14.41   $    20.61   $    (6.20)          (30)%
    WTI less sour crude oil (Arab medium) (9) ...................   $     3.37   $     3.05   $      .32            10
    WTI less heavy sweet crude oil (Cabinda plus freight) (9) ...   $     1.40   $     1.08   $      .32            30
    WTI less resid (Singapore plus freight) (9) .................   $     1.57   $     2.61   $    (1.04)          (40)

Products:
    Unleaded 87 gasoline less WTI ...............................   $     2.98   $     3.97   $     (.99)          (25)
    No. 2 fuel oil less WTI .....................................   $     1.45   $     1.96   $     (.51)          (26)
    Propylene less WTI ..........................................   $     2.23   $     8.14   $    (5.91)          (73)

(1) Includes the operations of the Paulsboro Refinery commencing September 17, 1998.

(2) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

(3) Reflects the results of Energy's natural gas related services business for periods prior to the Restructuring.

(4) Excludes the $170.9 million pre-tax write-down of inventories to market value.

(5) Interest incurred for 1997 includes $18,164 of interest on corporate debt that was allocated to continuing operations (see Note 2 of Notes to Consolidated Financial Statements).

(6) Includes 46 Mbbls per day related to the Paulsboro Refinery.

(7) Includes 238 Mbbls per day related to the Texas City, Houston and Krotz Springs refineries.

(8) Excludes an $.81 per barrel reduction resulting from pre-tax write-downs of inventories to market value of $37.7 million in the first quarter and $133.2 million in the fourth quarter.

(9) Excludes $.25 to $.50 per barrel for other delivery related costs.

    GENERAL

         The Company reported a net loss of $47.3 million, or $.84 per share, for the year ended December 31, 1998 compared to income from continuing operations of $111.8 million, or $2.03 per share, for the year ended December 31, 1997. For the fourth quarter of 1998, the Company reported a net loss of $85.7 million, or $1.53 per share, compared to net income of $12.4 million, or $.22 per share, for the fourth quarter of 1997. The fourth quarter 1998 results were reduced by a $133.2 million ($86.6 million after-tax, or $1.55 per share) non-cash write-down in the carrying amount of the Company's refinery inventories resulting from a significant decline in feedstock and refined product prices during the quarter. Coupled with a $37.7 million non-cash inventory write-down in the first quarter of 1998, full year 1998 results were reduced by non-cash inventory write-downs totaling $170.9 million ($111.1 million after-tax, or $1.98 per share).

         Excluding the effects of the inventory write-downs, fourth quarter 1998 net income ($.9 million, or $.02 per share), and total year 1998 net income ($63.8 million, or $1.14 per share) were still well below 1997 levels due to extremely weak refining industry fundamentals that lasted throughout most of 1998 and are continuing into 1999. Partially offsetting the effects of such depressed industry conditions were full year contributions in 1998 from the operations related to the Texas City, Houston and Krotz Springs refineries acquired on May 1, 1997 and the contribution from the Paulsboro Refinery commencing September 17, 1998. Results from discontinued operations in 1997 were a loss of $15.7 million, or $.29 per share, for the seven months prior to the July 31, 1997 Restructuring. In determining earnings per share for the year ended December 31, 1997, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

    OPERATING REVENUES

         Operating revenues decreased $216.9 million, or 4%, to $5.5 billion during 1998 compared to 1997 due to a 32% decrease in the average sales price per barrel partially offset by a 42% increase in average daily sales volumes. The significant decrease in sales prices was attributable to an oversupply of crude oil due to lower worldwide energy demand, particularly in Asia. These excess crude oil supplies, combined with high refinery utilization rates and below average demand for heating oil due to mild winter weather, resulted in a build-up of refined product inventories, particularly distillates, and severely depressed refined product prices. The increase in sales volumes was due primarily to additional volumes attributable to the acquisition of the Texas City, Houston and Krotz Springs refineries, the acquisition of the Paulsboro Refinery, and an increase in related marketing activities.

    OPERATING INCOME (LOSS)

         Operating income decreased $262.2 million during 1998 compared to 1997 due in large part to the $170.9 million in inventory write-downs noted above. Excluding the effect of the inventory write-downs, operating income decreased $91.3 million, or 43%, to $119.7 million during 1998 compared to 1997. This decrease was due to an approximate $158 million increase in operating costs and higher selling and administrative expenses of approximately $16 million (both including related depreciation expense), partially offset by an approximate $83 million increase in total throughput margins.

         Total throughput margins increased due primarily to four additional months of operations in 1998 versus 1997 related to the Texas City, Houston and Krotz Springs refineries, and the inclusion of the Paulsboro Refinery commencing with its acquisition. Although total throughput margins increased, the average throughput margin per barrel declined $.82, or 19%, due in large part to the fact that the newly-acquired refineries normally realize a lower per-barrel margin (but also lower per-barrel operating costs) than that realized by the Corpus Christi Refinery. Also contributing to an increase in total throughput margins was a significant improvement in feedstock discounts relative to WTI due to improved sweet and sour crude differentials and enhanced feedstock processing flexibility, particularly at the Corpus Christi Refinery, partially offset by lower discounts on resid. However, this feedstock benefit was more than offset by (i) lower gasoline and distillate margins resulting primarily from the factors noted above under "Operating Revenues," and (ii) significantly lower petrochemical margins and other factors as discussed below. The net negative effect on throughput margins resulting from the changes in gasoline and distillate margins and feedstock discounts was somewhat offset by a benefit from hedging activities related to such products and feedstocks under the Company's price risk management program. In 1998, the Company's hedging activities resulted in a benefit to total throughput margins of approximately $17 million, while in 1997, the effect of hedging activities on throughput margins was slightly negative. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Note 1 of Notes to Consolidated Financial Statements under "Price Risk Management Activities," and Note 6 of Notes to Consolidated Financial Statements for additional information. The decline in petrochemical margins noted above which substantially reduced total throughput margins resulted from depressed demand for petrochemical feedstocks due to the Asian economic crisis. Total throughput margins were also reduced by lower margins from the Clear Lake Methanol Plant.

         With regard to operating costs, approximately $38 million ($33 million cash cost and $5 million depreciation and amortization), or 24%, of the total operating cost increase was attributable to the Paulsboro Refinery acquired in September 1998, while $92 million, or 58%, of the increase was attributable to the four additional months of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries. The remainder of the increase in operating costs was attributable to an increase in amortization of deferred turnaround and catalyst costs for the Texas City, Houston and Corpus Christi refineries resulting from various turnarounds and catalyst change-outs as described in Item 1. Business - Refining and Marketing, an increase in cash costs for injected catalyst at those same refineries resulting from the use of lower-cost/reduced-quality feedstocks, higher catalyst costs at the Corpus Christi Refinery resulting primarily from shorter than expected catalyst life, and higher salary costs. Selling and administrative expenses increased due primarily to the three and one-half months of operations for the Paulsboro Refinery and to the four additional months of operations for the Texas City, Houston and Krotz Springs refineries during 1998.

    OTHER INCOME

         Other income, net, decreased by $6.4 million to $.6 million during 1998 compared to 1997 due primarily to lower results from the Company's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi (see Note 1 of Notes to Consolidated Financial Statements under "Deferred Charges and Other Assets") due primarily to lower petrochemical and other product prices, partially offset by lower natural gas feedstock costs.

    NET INTEREST AND DEBT EXPENSE

         Net interest and debt expense decreased $10 million, or 23%, to $32.5 million during 1998 compared to 1997 due primarily to the inclusion in the 1997 period of allocated interest expense related to corporate debt that was subsequently assumed by PG&E pursuant to the Restructuring on July 31, 1997 and to a reduction in average interest rates. The decrease in net interest and debt expense resulting from these factors was partially offset by an increase in bank borrowings due primarily to the acquisition of the Paulsboro Refinery. See Note 3 of Notes to Consolidated Financial Statements.

    INCOME TAX EXPENSE (BENEFIT)

         Income taxes decreased from a $63.8 million expense in 1997 to a $35.8 million benefit in 1998 due primarily to the significant decrease in pre-tax results from continuing operations and, to a lesser extent, to the recognition in 1998 of $5.8 million related to a research and experimentation tax credit. See Note 11 of Notes to Consolidated Financial Statements.

    DISCONTINUED OPERATIONS

         The loss from discontinued operations in 1997 of $15.7 million (net of an income tax benefit of $8.9 million), or $.29 per share, reflected the net loss of Energy's natural gas related services business for the seven months ended July 31, 1997, prior to consummation of the Restructuring. See Note 2 of Notes to Consolidated Financial Statements.

1997 COMPARED TO 1996

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                                                            Change
                                                                                                  --------------------------
                                                                      1997 (1)       1996 (2)        Amount           %
                                                                    -----------    -----------    -----------    -----------
Operating revenues ..............................................   $ 5,756,220    $ 2,757,853    $ 2,998,367            109%
Cost of sales ...................................................    (5,092,150)    (2,429,220)    (2,662,930)          (110)
Operating costs:
    Cash (fixed and variable) ...................................      (304,683)      (121,516)      (183,167)          (151)
    Depreciation and amortization ...............................       (92,317)       (83,211)        (9,106)           (11)
Selling and administrative expenses (including related
    depreciation expense) .......................................       (56,036)       (34,158)       (21,878)           (64)
                                                                    -----------    -----------    -----------
        Operating income ........................................   $   211,034    $    89,748    $   121,286            135
                                                                    ===========    ===========    ===========

Loss on investment in Proesa joint venture ......................   $        --    $   (19,549)   $    19,549            100
Other income, net ...............................................   $     6,978    $     7,418    $      (440)            (6)
Interest and debt expense, net ..................................   $   (42,455)   $   (38,534)   $    (3,921)           (10)
Income tax expense ..............................................   $   (63,789)   $   (16,611)   $   (47,178)          (284)
Income from continuing operations ...............................   $   111,768    $    22,472    $    89,296            397
Income (loss) from discontinued operations, net of
    income taxes (3) ............................................   $   (15,672)   $    50,229    $   (65,901)          (131)
Net income ......................................................   $    96,096    $    72,701    $    23,395             32
Net income applicable to common stock ...........................   $    91,504    $    61,374    $    30,130             49

Earnings (loss) per share of common stock-assuming dilution:
        Continuing operations ...................................   $      2.03    $       .44    $      1.59            361
        Discontinued operations .................................          (.29)           .98          (1.27)          (130)
                                                                    -----------    -----------    -----------
            Total ...............................................   $      1.74    $      1.42    $       .32             23
                                                                    ===========    ===========    ===========

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") .................................   $   313,025    $   164,958    $   148,067             90
Ratio of EBITDA to interest incurred (4) ........................          7.1x           4.0x           3.1x             78




                              OPERATING HIGHLIGHTS

                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                                                            Change
                                                                                                  --------------------------
                                                                      1997 (1)       1996 (2)        Amount           %
                                                                    -----------    -----------    -----------    -----------
Sales volumes (Mbbls per day) ...................................           630            291            339            116%
Throughput volumes (Mbbls per day) ..............................           417(5)        170            247            145
Average throughput margin per barrel ............................   $      4.35    $      5.29    $      (.94)           (18)
Operating costs per barrel:
    Cash (fixed and variable) ...................................   $      2.00    $      1.95    $       .05              3
    Depreciation and amortization ...............................           .61           1.34           (.73)           (54)
                                                                    -----------    -----------    -----------
        Total operating costs per barrel ........................   $      2.61    $      3.29    $      (.68)           (21)
                                                                    ===========    ===========    ===========

                                                                              Year Ended December 31,
                                                          -----------------------------------------------------------
                                                                                                   Change
                                                                                         ----------------------------
                                                             1997 (1)       1996 (2)        Amount             %
                                                          -----------     -----------    -----------      -----------
Charges:
    Crude oils:
        Sour ..........................................            25%              7%             18%            257%
        Heavy sweet ...................................            21              17               4              24
        Light sweet ...................................            11              --              11              --
                                                          -----------     -----------     -----------
            Total crude oils ..........................            57              24              33             138
    Residual fuel oil ("resid") .......................            18              48             (30)            (63)
    Other feedstocks and blendstocks ..................            25              28              (3)            (11)
                                                          -----------     -----------     -----------
        Total charges .................................           100%            100%             -- %            --
                                                          ===========     ===========     ===========

Yields:
    Gasoline and blending components ..................            48%             74%            (26)%           (35)
    Distillates .......................................            25              15              10              67
    Petrochemicals ....................................             6               8              (2)            (25)
    Natural gas liquids ("NGLs") and naphtha ..........             6              --               6              --
    Other products ....................................            15               3              12             400
                                                          -----------     -----------     -----------
        Total yields ..................................           100%            100%             -- %            --
                                                          ===========     ===========     ===========


       AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (U.S. GULF COAST)
                              (DOLLARS PER BARREL)

                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                                                    Change
                                                                                              -------------------
                                                                        1997        1996      Amount         %
                                                                      --------    --------    -------     -------
Feedstocks:
    West Texas Intermediate ("WTI") crude oil ...................     $  20.61    $  22.14    $ (1.53)       (7)%
    WTI less sour crude oil (Arab medium) (6) ...................     $   3.05    $   2.49    $   .56        22
    WTI less heavy sweet crude oil (Cabinda plus freight) (6) ...     $   1.08    $    .70    $   .38        54
    WTI less resid (Singapore plus freight) (6) .................     $   2.61    $   3.35    $  (.74)      (22)

Products:
    Unleaded 87 gasoline less WTI ...............................     $   3.97    $   2.79    $  1.18        42
    No. 2 fuel oil less WTI .....................................     $   1.96    $   2.30    $  (.34)      (15)
    Propylene less WTI ..........................................     $   8.14    $   1.56    $  6.58       422

(1) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

(2) Continuing operations reflects only the operations related to the Corpus Christi Refinery.

(3) Reflects the results of Energy's natural gas related services business for periods prior to the Restructuring.

(4) Interest incurred includes $18,164 and $30,642 for 1997 and 1996, respectively, of interest on corporate debt that was allocated to continuing operations (see Note 2 of Notes to Consolidated Financial Statements).

(5) Includes 238 Mbbls per day related to the Texas City, Houston and Krotz Springs refineries.

(6) Excludes $.25 to $.50 per barrel for other delivery related costs.

    GENERAL

         The Company reported income from continuing operations of $111.8 million, or $2.03 per share, for the year ended December 31, 1997 compared to $22.5 million, or $.44 per share, for the year ended December 31, 1996. For the fourth quarter of 1997, income from continuing operations was $12.4 million, or $.22 per share, compared to a loss from continuing operations of $5.3 million, or $.12 per share, for the fourth quarter of 1996. Results from discontinued operations were a loss of $15.7 million, or $.29 per share, for the seven months ended July 31, 1997, and income of $24.1 million, or $.49 per share, and $50.2 million, or $.98 per share, for the quarter and year ended December 31, 1996, respectively. In determining earnings per share, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business.

         The May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries added significantly to the Company's 1997 results. Income from continuing operations and related earnings per share increased significantly during 1997 compared to 1996 due primarily to an increase in operating income, partially offset by an increase in income tax expense. In addition, fourth quarter and total year results for 1996 were negatively impacted by a $19.5 million pre-tax loss resulting from the write-off of the Company's investment in its joint venture project to design, construct and operate a plant in Mexico to produce MTBE. This loss reduced results from continuing operations for such periods by approximately $.25 per share.

    OPERATING REVENUES

         Operating revenues increased $3 billion, or 109%, to $5.8 billion during 1997 compared to 1996 due to a 116% increase in average daily sales volumes resulting primarily from additional throughput volumes attributable to the May 1, 1997 acquisition of the Texas City, Houston and Krotz Springs refineries. Also contributing, to a lesser extent, to the increase in sales volumes was an increase in marketing activities and a 6% increase in throughput volumes at the Corpus Christi Refinery resulting from, among other things, various unit capacity expansions completed in late 1996 and 1997 and less unit downtime experienced in 1997 compared to 1996.

    OPERATING INCOME

         Operating income increased $121.3 million, or 135%, to $211 million during 1997 compared to 1996 due to an approximate $84 million contribution from the operations related to the Texas City, Houston and Krotz Springs refineries, and to an approximate $67 million increase in total throughput margins for the operations related to the Corpus Christi Refinery. Partially offsetting these increases in operating income were an approximate $15 million increase in operating costs (including related depreciation expense) at the Corpus Christi Refinery (explained below) and an approximate $15 million increase in selling and administrative expenses (including related depreciation expense) resulting primarily from higher employee-related costs, including the effect of additional administrative personnel resulting from the acquisition of Basis in May 1997. Total throughput margins for the operations related to the Corpus Christi Refinery increased during 1997 compared to 1996 due to a substantial improvement in the price differential between conventional gasoline and crude oil, higher oxygenate margins resulting primarily from a decrease in methanol feedstock costs as a result of lower production costs at the Clear Lake Methanol Plant, and higher premiums on sales of reformulated gasoline and petrochemical feedstocks, including a substantial benefit from the sale of mixed xylenes produced from the xylene fractionation unit that was placed in service at the

Corpus Christi Refinery in January 1997. Total throughput margins for the operations related to the Corpus Christi Refinery were also higher in 1997 due to less unit downtime compared to 1996. The increases resulting from these factors were partially offset by lower discounts on purchases of resid feedstocks during the last nine months of the year due to high demand for resid in the Far East and a decrease in crude oil prices. The $15 million, or 7%, increase in operating costs at the Corpus Christi Refinery was due primarily to increases in maintenance and employee-related costs, incremental costs associated with the xylene fractionation unit, and higher variable costs resulting from the above noted increase in throughput volumes. However, due to such increase in throughput volumes, operating costs per barrel at the Corpus Christi Refinery increased only 2%.

         In 1997 and 1996, the effect of hedging activities on refining throughput margins was not significant. In 1996, the Company reduced its operating costs by approximately $2.8 million as a result of hedges on refining natural gas fuel requirements. The effect of such hedging activities on operating costs in 1997 was not significant.

    NET INTEREST AND DEBT EXPENSE

         Net interest and debt expense increased $3.9 million, or 10%, to $42.5 million during 1997 compared to 1996 due primarily to interest on bank borrowings related to (i) the acquisition of Basis and (ii) a special pre-Distribution dividend paid to Energy of $210 million in connection with the Restructuring. The increase in net interest and debt expense resulting from these factors was partially offset by a $12.5 million decrease in interest expense on corporate debt of Energy allocated to continuing operations (see Note 2 of Notes to Consolidated Financial Statements), and by a reduction in bank borrowings resulting from cash provided by operations subsequent to the Restructuring.

    INCOME TAX EXPENSE

         Income tax expense increased $47.2 million to $63.8 million during 1997 compared to 1996 due primarily to higher pre-tax income from continuing operations.

    DISCONTINUED OPERATIONS

         The loss from discontinued operations in 1997 of $15.7 million (net of an income tax benefit of $8.9 million), or $.29 per share, reflected the net loss of Energy's natural gas related services business for the seven months ended July 31, 1997, prior to consummation of the Restructuring. Income from discontinued operations in 1996 of $50.2 million (net of income tax expense of $24.4 million), or $.98 per share, reflected the net income of Energy's natural gas related services business for all of such year. See Note 2 of Notes to Consolidated Financial Statements for additional information.

OUTLOOK

         In the fourth quarter of 1998, refining margins fell to 15-year lows due to several negative factors that simultaneously affected the industry. These factors, which led to significant increases in refined product inventories and put extreme downward pressure on refined product prices, included:

         o Warm winter weather which reduced demand for distillates and resulted in excess distillate inventories.

         o Continuation of the Asian economic crisis which has significantly reduced the growth in worldwide oil and light product demand, including petrochemicals.

         o Failure of the industry to curtail crude oil production rates, which, combined with continued growth of non-OPEC production and lower growth in worldwide energy demand, resulted in a worldwide surplus of crude oil.

         o High refinery utilization rates in the U.S., resulting from low crude oil prices and strong gasoline demand, which, combined with weak export markets, resulted in higher gasoline inventories.

         These depressed margin conditions have continued into 1999 for gasoline and heating oil. U.S. Gulf Coast margins on gasoline and heating oil in January 1999 averaged $1.29 and $.53, respectively, and continued to deteriorate in February, averaging $.77 and $(.16), respectively, for the month through February 23, which are substantially below historical levels. Combined with a turnaround of the heavy oil cracker and related units at the Company's Corpus Christi Refinery for approximately 35 days beginning January 8, the Company currently expects to incur a significant net loss in the first quarter of 1999.

         Although only marginal improvements in margins are expected in the near-term, the Company estimates that margins will improve longer-term based on several factors. These factors include:

         o A healthy U.S. economy resulting in a projected 2% growth in gasoline demand in 1999.

         o     An increase in demand for low-sulfur diesel and jet fuel.

         o     Expected ample supplies of sour crude oil at favorable discounts.

         o Belief that margins for petrochemical feedstocks, essentially trading at gasoline blend value, have reached a natural floor.

         o Current high number of refinery turnarounds, which should help reduce refined product inventory levels.

         o Refinery production cuts by several independent refiners, including the Company's cut-back of production at its Houston, Corpus Christi and Krotz Springs refineries, and expected slowdown in additions to industry refining capacity due to poor margin conditions, both of which should also help reduce market supplies.

         o     Signs of increased demand for crude oil in Asia.

         Beyond 1999, the Company anticipates a moderate improvement in refining margins due to tightening U.S. refining capacity. Increased demand for light products is expected to outpace capacity additions due to slow growth in capacity additions resulting from poor margins experienced in recent years. In addition, changes in gasoline specifications as a result of Phase II RFG in the year 2000 will reduce production capability in the industry. Excess conversion capacity resulting from new conversion projects in the early to mid-1990's has now been fully absorbed. Any such projects currently planned will not keep pace with an expected increase in the supply of heavy crudes resulting from increased Middle East and Latin American production. As a result, the spread between light and heavy crudes is expected to increase.

         Domestic gasoline demand, which increased 2.5% in 1997, 2% in 1998, and is up almost 4% thus far in 1999, is expected to continue to improve due to a strong economy and the trend in recent years toward less fuel-efficient vehicles. Demand for RFG is expected to continue to improve as a result of increased demand in areas currently designated as non-attainment and more cities across the United States "opting in" to the federal RFG program. Worldwide, demand for clean-burning fuels, such as RFG, is expected to continue to increase resulting from the worldwide movement to reduce lead and certain other pollutants and contaminants in gasoline. The increasing demand for clean-burning fuels should sustain a strong demand for oxygenates such as MTBE.

         Certain initiatives have been presented in California and Maine which would restrict or potentially ban the use of MTBE as a gasoline component. If MTBE were to be restricted or banned, the Company believes that its MTBE-producing facility could be modified to produce other gasoline blendstocks or other petrochemicals for a minimal capital investment.

         The Company expects a continuation of the recent industry consolidations through mergers and acquisitions, making for a more competitive business environment while providing the Company with opportunities to expand its operations. As refining margins merit, the Company expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, conversion capability, operational efficiency, and feedstock flexibility. The majority of such capital improvements are anticipated to be performed during scheduled maintenance turnarounds.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by continuing operations decreased $30.8 million to $165.8 million during 1998 compared to 1997 due to the decrease in income from continuing operations discussed above under "Results of Operations," and an increase in the amount of cash utilized for working capital purposes, as detailed in Note 1 of Notes to Consolidated Financial Statements under "Statements of Cash Flows." The changes in current assets and current liabilities for both 1998 and 1997 were primarily attributable to a substantial decrease in accounts payable offset to a large extent by a decrease in accounts receivable. Accounts payable and accounts receivable decreased in both years due to lower commodity prices. In 1997, the increased working capital requirement resulting from the changes in accounts receivable and accounts payable was partially offset by reduced inventories. During 1998, cash provided by operating activities (approximately $166 million), along with net proceeds from bank and other borrowings (approximately $429 million) and issuances of common stock related to the Company's benefit plans, totaled approximately $602 million. These funds were utilized to acquire the Paulsboro Refinery, fund capital expenditures, deferred turnaround and catalyst costs and the earn-out payment to Salomon in connection with the acquisition of Basis (see Note 3 of Notes to Consolidated Financial Statements), pay common stock dividends, and purchase treasury stock.

         The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of December 31, 1998, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $521 million. The Company also has numerous uncommitted short-term bank credit facilities under which amounts ranging from $85 million to $235 million may be borrowed, along with several uncommitted bank letter of credit facilities totaling $285 million. As of December 31, 1998, $160 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $17 million were outstanding under the uncommitted letter of credit facilities. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

         During 1998, the Company undertook various initiatives to reduce its exposure to increases in interest rates and increase its financial flexibility. In March 1998, the Company converted the interest rate on $123.5 million of industrial revenue bonds from variable to fixed, and increased its financial flexibility by issuing $68.5 million of new industrial revenue bonds, using the proceeds to reduce bank borrowings incurred in connection with the acquisition of Basis. See Note 5 of Notes to Consolidated Financial Statements. In June 1998, the Company also enhanced its financial flexibility by filing a $600 million universal shelf registration statement with the Securities and Exchange Commission. Securities registered pursuant to this registration statement included common stock, preferred stock, debt securities and depositary shares. The Company intends to use the net proceeds from any offerings under this shelf registration for general corporate purposes, including capital expenditures, acquisitions, repayment of debt, additions to working capital or other business purposes. The registration statement was declared effective by the SEC on June 30, 1998. The Company intends to continue initiatives such as those described above in 1999. By the end of the first quarter of 1999, the Company expects to complete the refinancing of $25 million of taxable variable rate industrial revenue bonds with tax-exempt fixed rate bonds. The Company is currently contemplating the issuance of long-term debt of up to $300 million under its shelf registration statement. Proceeds from such offering when and if issued will be used to reduce bank borrowings, which will further enhance the Company's liquidity and financial flexibility.

         As described in Note 5 of Notes to Consolidated Financial Statements, in December 1997, the Company issued $150 million principal amount of notes ("Notes") at an effective interest rate of 5.86% over the initial five years of their term, also using the proceeds to reduce bank borrowings. If the 30-year Treasury rate has decreased below 6.13% at the end of five years from the date of issuance of the Notes, a third party will likely exercise its option to purchase the Notes and the term of the Notes will be extended thirty years at 6.13% plus the Company's prevailing credit spread. If at the end of five years from the date of issuance of the Notes, the 30-year Treasury rate is higher than 6.13% and as a result the third party does not exercise its purchase option, then the Company will be required to repurchase the Notes at par.

         During 1998, the Company expended approximately $567 million for capital investments. This amount included (a) $335 million in connection with the purchase of the Paulsboro Refinery, (b) $166 million for capital expenditures, including approximately $16 million for environmental control and protection and approximately $9 million for computer systems, (c) deferred turnaround and catalyst costs of $56 million, and (d) $10 million for an earn-out payment to Salomon in May 1998 pursuant to the terms of the Basis purchase agreement as described in Note 3 of Notes to Consolidated Financial Statements. For 1999, the Company currently expects to incur approximately $125 to $150 million for capital investments, including approximately $50 to $60 million for deferred turnaround and catalyst costs, and approximately $10 million for environmental control and protection capital expenditures as described in Item 1. Business - Environmental Matters.

         In the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program allowing the Company to repurchase, from time to time, up to $100 million of the Company's Common Stock. Through December 31, 1998, the Company has repurchased shares of Common Stock at a cost of approximately $15 million to be used for employee benefit plans and other general corporate purposes.

         Dividends on the Company's Common Stock are considered quarterly by the Company's Board of Directors, are determined by the Board on the basis of earnings and cash flows, and may be paid only when approved by the Board. The Company has declared dividends of $.08 per common share during each of the seven quarters since the Restructuring on July 31, 1997.

         The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements or offerings under the universal shelf registration statement described above that may occur from time to time, the Company currently has no other specific financing plans.

         The Company's refining and marketing operations have a concentration of customers in the oil refining industry and petroleum products markets. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers in such industry and markets may be similarly affected by changes in economic or other conditions. However, the Company believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, the Company has not had any significant problems collecting its accounts receivable. The Company's accounts receivable are not collateralized.

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed above under Segment Information and in Note 1 of Notes to Consolidated Financial Statements, various new financial accounting pronouncements have been issued by the FASB and AICPA which either became effective for the Company's financial statements beginning in 1998 or become effective in 1999 or 2000. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these statements has not had, or is not expected to have based on information currently available to the Company, a material effect on the Company's consolidated financial statements.

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

STATE OF READINESS

         In 1996, in order to improve business processes, reduce costs, integrate business information, improve access to such information, and provide flexibility for ongoing business changes, the Company began the implementation of new client/server based systems which will run substantially all of the Company's principal business software applications. These new systems have been represented as Year 2000 compliant by their respective manufacturers and were substantially implemented by the end of 1998.

         In order to verify the Year 2000 compliance of the above noted systems, and address the Year 2000 problem with respect to other IT systems and non-IT embedded systems, the Company has developed a compliance plan with respect to those systems and services that are deemed to be critical to the Company's operations and safety of its employees. This plan is divided into the following sections, which represent major business areas that are potentially affected by the Year 2000 problem: Business Systems (includes IT hardware, software and network systems serving the Company's corporate, refining, marketing and supply areas); Plant Facilities (includes non-IT embedded systems such as process control systems and the physical equipment and facilities at the Company's refineries); and Office Facilities/Aviation (includes telephone, security and environmental systems and office equipment at the Company's office facilities and aviation-related equipment and software). Implementation of the Company's Year 2000 compliance plan is led by a Management Oversight Committee, which includes members of executive management, and Year 2000 coordinators for each of the business areas described above. The compliance plan is monitored weekly by the business area coordinators and progress reported monthly to the Management Oversight Committee. The compliance plan includes the following phases and scheduled completion dates:

                                                                                                         Scheduled
                              Compliance Plan Phase                                                   Completion Date
-------------------------------------------------------------------------------------                 ---------------
o    Form internal Year 2000 organizations, both at the corporate and refinery level,
       to pursue relevant action plans.                                                                   Completed

o   Inventory affected systems and services for all business areas and prioritize the importance of each particular system to the Company and its operations
       as either high, medium, or low priority.                                                           Completed*

o   Assess the compliance of inventoried items by contacting the vendor or
       manufacturer to determine whether the system is Year 2000 compliant.                               Completed*

                                                                                                         Scheduled
                              Compliance Plan Phase                                                   Completion Date
-------------------------------------------------------------------------------------                 ---------------
o   Develop action plans to remediate (fix, replace, or discard) each of the non-compliant high and medium priority items (those items believed by the
       Company to have a risk involving the safety of individuals, significant damage to equipment, the environment, or communications,
       or a significant loss of revenues).                                                              Completed*

o   Remediate the non-compliant high and medium priority items by implementing
       the plans developed above.                                                                        8/31/99

o   Validate Year 2000 compliance by testing, wherever possible, all high and
       medium priority items.                                                                            8/31/99

o   Develop contingency plans for all high and medium priority items that cannot
       be tested.                                                                                        9/30/99

--------------------

* Although the Company-wide inventory, assessment and planning phases have been completed, other non-compliant items may be discovered during the remediation and testing phases.

         The Company currently anticipates that completion of its Year 2000 compliance plan will be performed primarily by Company personnel. However, in certain cases, outside contractors or consultants have been engaged to assist in the Company's Year 2000 efforts and may be required in the future. Presently, no significant IT projects have been delayed due to the implementation of the Company's Year 2000 compliance plan. The following table indicates, as of February 19, 1999, the status of the Company's progress in completing its compliance plan. The percentages reported below represent the estimated percentage of total inventoried high and medium priority items that are now remediated or tested, as the case may be.

                                                        Remediated      Tested
                                                        ----------      ------
Business Systems.....................................        94%          4%
Plant Facilities.....................................        95           26
Office Facilities/Aviation...........................        89           89

         In addition to the major business areas described above, the Company's External Service Providers (third-party relationships material to the Company's operations, including (i) service providers for the Company's Business Systems, Plant Facilities and Office Facilities/Aviation described above, (ii) "supply" relationships such as major suppliers of refinery feedstocks, (iii) "marketing" relationships such as major customers and pricing services, and (iv) "logistics" relationships such as pipelines, terminals, ships, barges and storage facilities) could equally be affected by the Year 2000 problem, which in turn could have an impact on the Company's business. For that reason, Year 2000 compliance of the External Service Providers which the Company believes to be critical is also being assessed as part of the Company's Year 2000 compliance plan. Over 650 questionnaires have been sent to External Service Providers of high, medium and low priority. An additional 100 Year 2000 questionnaires have been sent to External Service Providers deemed to be critical. As of February 19, 1999, responses have been received for approximately 49% of the total questionnaires sent (58% of critical service providers). An assessment of the responses is expected to be completed by August 31, 1999 and contingency plans are expected to be developed for all non-Year 2000 compliant External Service Providers by September 30, 1999.

COSTS

         Total external costs incurred through December 31,1998 in connection with the completion of the Company's Year 2000 compliance plan were less than $200,000. The estimated total external costs to complete the Company's Year 2000 compliance plan is currently estimated to be approximately $3 million. The Company does not separately track internal costs, principally consisting of payroll and related costs for its information systems group and certain other employees, incurred in connection with its Year 2000 compliance efforts. The above amounts do not include costs associated with the implementation of the new client/server based systems described under "State of Readiness."

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

CONTINGENCY PLANS

         As discussed above under "State of Readiness," the Company currently anticipates developing its contingency plans by September 30, 1999 based on the results of the testing phase of its compliance plan for the Business Systems, Plant Facilities and Office Facilities/Aviation business areas and the results of its communications with critical External Service Providers.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

         To the maximum extent permitted by applicable law, the above information is being designated as a "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         As discussed in Item 1. Business - Factors Affecting Operating Results, the Company is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used as fuel in the Company's refining operations. In order to reduce the risks of these price fluctuations, the Company uses derivative commodity instruments such as price swaps, options and futures contracts to hedge refinery feedstock and refined product inventories to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. The Company also uses derivative commodity instruments such as price swaps, options and futures contracts to hedge the price risk of anticipated transactions. Such transactions include anticipated feedstock, product and natural gas purchases, product sales and refining operating margins. These instruments are used to lock in purchase or sales prices or components of the margins, including feedstock discounts, crack spreads (i.e., the difference between the price of crude oil and conventional gasoline or heating oil) and premium product differentials. In addition, the Company uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used include price swaps, options, and futures. The Company's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with the Company's stated risk management policy which has been approved by the Company's Board of Directors. See Note 1 of Notes to Consolidated Financial Statements under "Price Risk Management Activities" and Note 6 for a discussion of the Company's accounting policies and additional information related to its derivative commodity instrument transactions.

         The following table provides information about the Company's derivative commodity instruments, which mature in 1999, held to hedge refining inventories as of December 31, 1998 (dollars in thousands, except per barrel amounts).

                                                             Fixed Price
                                                         --------------------
                                                         Payor       Receiver
                                                         -----       --------
   Futures:
       Volumes (Mbbls).............................       4,958        5,274
       Weighted average price (per bbl)............     $ 12.54      $ 13.51
       Contract amount.............................     $62,178      $71,242
       Fair value..................................     $62,178      $71,242

         The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock, product and natural gas fuel purchases, product sales and refining margins as of December 31, 1998, which mature in 1999 (dollars in thousands, except amounts per barrel or per million British thermal units ("MMBtu")). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                    Fixed Price
                                                              -----------------------
                                                               Payor         Receiver
                                                              -------        --------
Swaps:
    Notional volumes (Mbbls)...........................         1,860           4,650
    Weighted average pay price (per bbl)...............       $  5.68        $    .83
    Weighted average receive price (per bbl)...........       $  5.97        $    .64
    Fair value.........................................       $   554        $   (853)

    Notional volumes (MMBtus)..........................         5,700           1,200
    Weighted average pay price (per MMBtu).............       $  2.01        $   1.93
    Weighted average receive price (per MMBtu).........       $  1.93        $   2.32
    Fair value.........................................       $  (444)       $    460

Futures:
    Volumes (Mbbls)....................................            45              --
    Weighted average price (per bbl)...................       $ 17.22              --
    Contract amount....................................       $   775              --
    Fair value.........................................       $   671              --

         In addition to the above, as of December 31, 1998, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002 with notional volumes totaling approximately 7.5 million barrels, a weighted average pay price of $20.11 per barrel, a weighted average receive price of $17.04 per barrel, and a negative fair value of approximately $23 million.

         The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of December 31, 1998 and which mature in 1999 (dollars in thousands, except per barrel or per MMBtu amounts). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                      Fixed Price
                                                             -------------------------
                                                              Payor           Receiver
                                                             -------          --------
Swaps:
    Notional volumes (Mbbls)............................      15,150             9,050
    Weighted average pay price (per bbl)................     $  2.39          $   1.77
    Weighted average receive price (per bbl)............     $  2.25          $   1.90
    Fair value..........................................     $(2,130)         $  1,244

Options:
    Volumes (Mbbls).....................................         400               400
    Weighted average strike price (per bbl).............     $ 16.91          $  16.91
    Fair value..........................................     $   641          $    714

                                                                      Fixed Price
                                                             -------------------------
                                                              Payor           Receiver
                                                             -------          --------
Futures:
    Volumes (Mbbls).....................................       5,301             5,401
    Weighted average price (per bbl)....................     $ 14.66          $  14.97
    Contract amount.....................................     $77,701          $ 80,865
    Fair value..........................................     $72,583          $ 76,592

    Volumes (MMBtus)....................................          --               250
    Weighted average price (per MMBtu)..................          --          $   1.96
    Contract amount.....................................          --          $    490
    Fair value..........................................          --          $    488

         In addition to the above, as of December 31, 1998, the Company was the fixed price receiver under certain swap contracts for crack spreads that mature in 2000 with notional volumes totaling approximately 1.7 million barrels, a weighted average pay price of $2.10 per barrel, a weighted average receive price of $2.30 per barrel, and a fair value of approximately $.3 million.

INTEREST RATE RISK

         The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt (see Note 5 of Notes to Consolidated Financial Statements) and currently does not use derivative financial instruments to manage such risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of various initiatives undertaken by the Company to reduce its exposure to increases in interest rates and increase its financial flexibility.

ITEM 8. FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Valero Energy Corporation:

         We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

San Antonio, Texas
February 11, 1999

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                                                 December 31,
                                                                                     ------------------------------------
                                                                                           1998                 1997
                                                                                     ---------------      ---------------
                                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ..........................................     $        11,199      $         9,935
  Receivables, less allowance for doubtful accounts of $1,150 (1998) and
    $1,275 (1997) ..............................................................             283,456              366,315
  Inventories ..................................................................             316,405              369,355
  Current deferred income tax assets ...........................................               4,851               17,155
  Prepaid expenses and other ...................................................              23,799               26,265
                                                                                     ---------------      ---------------
                                                                                             639,710              789,025
                                                                                     ---------------      ---------------
PROPERTY, PLANT AND EQUIPMENT - including construction in
  progress of $179,136 (1998) and $66,636 (1997), at cost ......................           2,572,190            2,132,489
    Less:  Accumulated depreciation ............................................             612,847              539,956
                                                                                     ---------------      ---------------
                                                                                           1,959,343            1,592,533
                                                                                     ---------------      ---------------

DEFERRED CHARGES AND OTHER ASSETS ..............................................             126,611              111,485
                                                                                     ---------------      ---------------
                                                                                     $     2,725,664      $     2,493,043
                                                                                     ===============      ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ..............................................................     $       160,000      $       122,000
  Accounts payable .............................................................             283,183              414,305
  Accrued expenses .............................................................              54,561               60,979
                                                                                     ---------------      ---------------
                                                                                             497,744              597,284
                                                                                     ---------------      ---------------

LONG-TERM DEBT .................................................................             822,335              430,183
                                                                                     ---------------      ---------------

DEFERRED INCOME TAXES ..........................................................             210,389              256,858
                                                                                     ---------------      ---------------

DEFERRED CREDITS AND OTHER LIABILITIES .........................................             109,909               49,877
                                                                                     ---------------      ---------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 56,314,798 (1998) and 56,136,032 (1997) shares ......................                 563                  561
  Additional paid-in capital ...................................................           1,112,726            1,110,654
  Retained earnings (Accumulated deficit) ......................................             (17,618)              47,626
  Treasury stock, 378,130 (1998) and -0- (1997) shares, at cost ................             (10,384)                  --
                                                                                     ---------------      ---------------
                                                                                           1,085,287            1,158,841
                                                                                     ---------------      ---------------
                                                                                     $     2,725,664      $     2,493,043
                                                                                     ===============      ===============



                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                                                                Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                    1998                1997               1996
                                                                                -------------      -------------      -------------

OPERATING REVENUES ........................................................     $   5,539,346      $   5,756,220      $   2,757,853
                                                                                -------------      -------------      -------------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ....................................         5,271,473          5,426,438          2,581,836
  Write-down of inventories to market value ...............................           170,929                 --                 --
  Selling and administrative expenses .....................................            69,482             53,573             31,248
  Depreciation expense ....................................................            78,660             65,175             55,021
                                                                                -------------      -------------      -------------
    Total .................................................................         5,590,544          5,545,186          2,668,105
                                                                                -------------      -------------      -------------

OPERATING INCOME (LOSS) ...................................................           (51,198)           211,034             89,748

LOSS ON INVESTMENT IN PROESA JOINT VENTURE ................................                --                 --            (19,549)

OTHER INCOME, NET .........................................................               586              6,978              7,418

INTEREST AND DEBT EXPENSE:
  Incurred ................................................................           (37,819)           (44,150)           (41,418)
  Capitalized .............................................................             5,340              1,695              2,884
                                                                                -------------      -------------      -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .....................................................           (83,091)           175,557             39,083

INCOME TAX EXPENSE (BENEFIT) ..............................................           (35,800)            63,789             16,611
                                                                                -------------      -------------      -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..................................           (47,291)           111,768             22,472

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAX EXPENSE (BENEFIT) OF
  $(8,889) (1997) AND $24,389 (1996), RESPECTIVELY ........................                --            (15,672)            50,229
                                                                                -------------      -------------      -------------

NET INCOME (LOSS) .........................................................           (47,291)            96,096             72,701
  Less:  Preferred stock dividend requirements and redemption premium .....                --              4,592             11,327
                                                                                -------------      -------------      -------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..............................     $     (47,291)     $      91,504      $      61,374
                                                                                =============      =============      =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations ...................................................     $        (.84)     $        2.16      $         .51
  Discontinued operations .................................................                --               (.39)               .89
                                                                                -------------      -------------      -------------
    Total .................................................................     $        (.84)     $        1.77      $        1.40
                                                                                =============      =============      =============
  Weighted average common shares outstanding (in thousands) ...............            56,078             51,662             43,926

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - ASSUMING DILUTION:
  Continuing operations ...................................................     $        (.84)     $        2.03      $         .44
  Discontinued operations .................................................                --               (.29)               .98
                                                                                -------------      -------------      -------------
    Total .................................................................     $        (.84)     $        1.74      $        1.42
                                                                                =============      =============      =============
  Weighted average common shares outstanding (in thousands) ...............            56,078             55,129             50,777

DIVIDENDS PER SHARE OF COMMON STOCK .......................................     $         .32      $         .42      $         .52



                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)



                                                                                                            Retained
                                           Convertible   Number of               Additional   Unearned      Earnings
                                            Preferred      Common      Common     Paid-in       VESOP      (Accumulated   Treasury
                                              Stock        Shares      Stock      Capital    Compensation    Deficit)       Stock
                                           -----------  ----------- -----------  ----------- ------------  ------------ -----------

BALANCE, December 31, 1995 ..............  $     3,450   43,739,380 $    43,739  $   530,177  $   (11,318) $   458,343  $      (178)
  Net income .............................          --           --          --           --           --       72,701           --
  Dividends on Series A Preferred
    Stock ................................          --           --          --           --           --         (587)          --
  Dividends on Convertible Preferred
    Stock ................................          --           --          --           --           --      (10,781)          --
  Dividends on Common Stock ..............          --           --          --           --           --      (22,837)          --
  Valero Employees' Stock Ownership
    Plan compensation earned .............          --           --          --           --        2,535           --           --
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other ................          --      446,133         447        9,956           --           --          178
                                           -----------  ----------- -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 1996 ...............       3,450   44,185,513      44,186      540,133       (8,783)     496,839           --
  Net income .............................          --           --          --           --           --       96,096           --
  Dividends on Series A Preferred
    Stock ................................          --           --          --           --           --          (32)          --
  Dividends on Convertible Preferred
    Stock ................................          --           --          --           --           --       (5,387)          --
  Dividends on Common Stock ..............          --           --          --           --           --      (21,031)          --
  Redemption/conversion of
    Convertible Preferred Stock ..........      (3,450)   6,377,432       6,377       (3,116)          --           --           --
  Special spin-off dividend to Energy ....          --           --          --     (210,000)          --           --           --
  Recapitalization pursuant to the
    Restructuring ........................          --           --     (55,533)     622,500           --     (518,859)          --
  Issuance of Common Stock in
    connection with acquisition of
    Basis Petroleum, Inc. ................          --    3,429,796       3,430      110,570           --           --           --
  Valero Employees' Stock Ownership
    Plan compensation earned .............          --           --          --           --        8,783           --           --
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other ................          --    2,143,291       2,101       50,567           --           --           --
                                           -----------  ----------- -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 1997 ...............          --   56,136,032         561    1,110,654           --       47,626           --
  Net loss ...............................          --           --          --           --           --      (47,291)          --
  Dividends on Common Stock ..............          --           --          --           --           --      (17,953)          --
  Shares repurchased and shares
    issued pursuant to employee
    stock plans and other ................          --      178,766           2        2,072           --           --      (10,384)
                                           -----------  ----------- -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 1998 ..............  $        --   56,314,798 $       563  $ 1,112,726  $        --  $   (17,618) $   (10,384)
                                           ===========  =========== ===========  ===========  ===========  ===========  ===========





                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                       Year Ended December 31,
                                                                           ---------------------------------------------
                                                                               1998             1997             1996
                                                                           -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations ...........................     $   (47,291)     $   111,768      $    22,472
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
      Depreciation expense ...........................................          78,660           65,175           55,021
      Amortization of deferred charges and other, net ................          47,889           27,252           28,485
      Write-down of inventories to market value ......................         170,929               --               --
      Loss on investment in Proesa joint venture .....................              --               --           19,549
      Changes in current assets and current liabilities ..............         (46,179)         (32,113)          (7,796)
      Deferred income tax expense (benefit) ..........................         (31,700)          32,827            8,969
      Changes in deferred items and other, net .......................          (6,483)          (8,264)          (6,246)
                                                                           -----------      -----------      -----------
        Net cash provided by continuing operations ...................         165,825          196,645          120,454
        Net cash provided by discontinued operations .................              --           24,452          126,054
                                                                           -----------      -----------      -----------
          Net cash provided by operating activities ..................         165,825          221,097          246,508
                                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures:
    Continuing operations ............................................        (165,507)         (69,284)         (59,412)
    Discontinued operations ..........................................              --          (52,674)         (69,041)
  Deferred turnaround and catalyst costs .............................         (56,346)         (10,860)         (36,389)
  Purchase of Paulsboro Refinery .....................................        (335,249)              --               --
  Acquisition of Basis Petroleum, Inc. ...............................              --         (355,595)              --
  Earn-out payment in connection with Basis acquisition ..............         (10,325)              --               --
  Other ..............................................................           1,159            1,693            2,678
                                                                           -----------      -----------      -----------
    Net cash used in investing activities ............................        (566,268)        (486,720)        (162,164)
                                                                           -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net ...................................          38,000          155,088           57,728
  Long-term borrowings ...............................................         538,434        1,530,809           44,427
  Long-term debt reduction ...........................................        (147,000)      (1,217,668)        (153,772)
  Special spin-off dividend, including intercompany note settlement ..              --         (214,653)              --
  Common stock dividends .............................................         (17,953)         (21,031)         (22,837)
  Preferred stock dividends ..........................................              --           (5,419)         (11,368)
  Issuance of common stock ...........................................           6,677           59,054           11,225
  Purchase of treasury stock .........................................         (16,451)          (9,293)          (4,000)
  Redemption of preferred stock ......................................              --           (1,339)          (5,750)
                                                                           -----------      -----------      -----------
    Net cash provided by (used in) financing activities ..............         401,707          275,548          (84,347)
                                                                           -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS ...................................................           1,264            9,925               (3)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ................................................           9,935               10               13
                                                                           -----------      -----------      -----------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ......................................................     $    11,199      $     9,935      $        10
                                                                           ===========      ===========      ===========




                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         In the discussion and Notes that follow, the "Company" refers to Valero Energy Corporation ("Valero") and its consolidated subsidiaries. Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company and became a publicly held corporation on July 31, 1997 pursuant to the Restructuring described below. Prior to the Restructuring, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy") who was engaged in both the refining and marketing business and the natural gas related services business. Upon completion of the Restructuring, Valero Refining and Marketing Company was renamed Valero Energy Corporation.

         On July 31, 1997, Energy spun off Valero to Energy's stockholders by distributing all of Valero's $.01 par value common stock ("Common Stock") on a share for share basis to holders of record of Energy common stock at the close of business on such date (the "Distribution"). Immediately after the Distribution, Energy, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation ("PG&E")(the "Merger"). The Distribution and the Merger are collectively referred to as the "Restructuring." In the discussion and Notes that follow, "Energy" refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively, for periods prior to the Restructuring, and to the natural gas related services business of Energy for periods subsequent to the Restructuring.

         As a result of the Restructuring, Valero became a "successor registrant" to Energy for financial reporting purposes under the federal securities laws. Accordingly, for periods subsequent to the Restructuring, the accompanying consolidated financial statements include the accounts of Valero and its consolidated subsidiaries, while for periods prior to the Restructuring, the accompanying consolidated financial statements include the accounts of Energy restated to reflect Energy's natural gas related services business as discontinued operations. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

         The Company also hedges anticipated transactions. Price swaps, options and futures contracts with third parties are used to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, crack spreads and premium product differentials. Hedges of anticipated transactions are also accounted for under the deferral method with gains and losses on these transactions recognized when the hedged transaction occurs, or at such time as the amount of the hedged transaction, combined with the hedging instrument, is not deemed to be recoverable.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

CASH AND TEMPORARY CASH INVESTMENTS

         The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired.

INVENTORIES

         Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of feedstocks and products purchased for resale determined primarily under the weighted average cost method. Due to a significant decline in feedstock and refined product prices during 1998, the Company reduced the carrying amount of its refinery inventories to market value resulting in a $170.9 million pre-tax charge to earnings. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of December 31, 1998 and 1997 were as follows (in thousands):

                                                                            December 31,
                                                                 -----------------------------
                                                                      1998              1997
                                                                 ------------     ------------
         Refinery feedstocks ...............................     $     80,036     $     73,360
         Refined products and blendstocks ..................          174,125          239,513
         Materials and supplies ............................           62,244           56,482
                                                                 ------------     ------------
                                                                 $    316,405     $    369,355
                                                                 ============     ============

         Refinery feedstock and refined product and blendstock inventory volumes totaled 20.5 million barrels ("MMbbls") and 15.7 MMbbls as of December 31, 1998 and 1997, respectively. See Note 6 for information concerning the Company's hedging activities related to its refinery feedstock and refined product inventories.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Major classes of property, plant and equipment as of December 31, 1998 and 1997 were as follows (in thousands):


                                                                              December 31,
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------     ---------------
         Crude oil processing facilities ...................     $     1,980,082     $     1,652,430
         Butane processing facilities ......................             242,996             242,487
         Other processing facilities .......................              80,230              80,197
         Other .............................................              89,746              90,739
         Construction in progress ..........................             179,136              66,636
                                                                 ---------------     ---------------
                                                                 $     2,572,190     $     2,132,489
                                                                 ===============     ===============

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

                                                                                         Weighted
                                                                      Range               Average
                                                                 ---------------     ---------------
         Crude oil processing facilities....................        3.2% -  5.1%            3.6%
         Butane processing facilities.......................                3.3%            3.3%
         Other processing facilities........................                3.6%            3.6%
         Other..............................................        2.3% - 47.8%           18.6%

DEFERRED CHARGES AND OTHER ASSETS

    Catalyst and Refinery Turnaround Costs

         Fixed-bed catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of that catalyst, normally one to three years. Refinery turnaround costs are deferred when incurred and amortized on a straight-line basis over that period of time estimated to lapse until the next turnaround occurs.

    Technological Royalties and Licenses

         Technological royalties and licenses are deferred when incurred and amortized on a straight-line basis over the estimated useful life of each particular royalty or license.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

    Other Deferred Charges and Other Assets

         Other deferred charges and other assets include the Company's 20% interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. The Company accounts for its interest in Javelina on the equity method of accounting. Also included in other deferred charges and other assets are prefunded benefit costs, debt issuance costs and certain other costs.

ACCRUED EXPENSES

         Accrued expenses as of December 31, 1998 and 1997 were as follows (in thousands):

                                                                          December 31,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -----------     -----------
          Accrued interest expense .........................     $     3,620     $     1,766
          Accrued taxes ....................................          29,905          36,712
          Accrued employee benefit costs ...................          12,165          19,237
          Other ............................................           8,871           3,264
                                                                 -----------     -----------
                                                                 $    54,561     $    60,979
                                                                 ===========     ===========

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments approximate fair value, except for certain long-term debt and financial instruments used in price risk management activities. See Notes 5 and 6.

STOCK-BASED COMPENSATION

          The Company accounts for its employee stock compensation plans using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB") in October 1995, encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. See Note 12 for the pro forma effects on net income and earnings per share had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

          The Company has presented basic and diluted earnings per share on the face of the accompanying income statements in accordance with the provisions of SFAS No. 128, "Earnings per Share," which was issued by the FASB in February 1997 and became effective for the Company's financial statements beginning with the year ended December 31, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of the Company's outstanding stock options and performance awards granted to employees in connection with the Company's stock compensation plans (see Note 12) for all periods presented. For 1997 and 1996, diluted earnings per share also reflected the potential dilution of the Company's Convertible Preferred Stock (see Note 8). In determining basic earnings per share for the years ended December 31, 1997 and 1996, dividends on Energy's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Energy's natural gas related services business. The weighted average number of common shares outstanding for the years ended December 31, 1998, 1997 and 1996 was 56,077,671, 51,662,449 and 43,926,026, respectively.

          A reconciliation of the basic and diluted per-share computations for income from continuing operations is as follows (dollars and shares in thousands, except per share amounts):

                                                                       Year Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                            1998                               1997                              1996
                                -----------------------------     ----------------------------     ------------------------------
                                                       Per-                              Per-                              Per-
                                                       Share                             Share                             Share
                                  Loss      Shares      Amt.       Income      Shares     Amt.     Income       Shares      Amt.
                                --------    ------    -------     --------     ------    -----     -------      ------     ------
Income (loss) from
  continuing operations.......  $(47,291)                         $111,768                         $22,472
                                ========                          ========                         =======

BASIC EARNINGS PER SHARE:
Income (loss) from
  continuing operations
  available to common
  stockholders................  $(47,291)   56,078    $  (.84)    $111,768     51,662    $2.16     $22,472      43,926     $  .51
                                                      =======                            =====                             ======

EFFECT OF DILUTIVE SECURITIES:
Stock options.................        --        --                     --         881                   --         425
Performance awards............        --        --                     --          91                   --          44
Convertible preferred stock           --        --                     --       2,495                   --       6,382
                                --------    ------                -------      ------              -------      ------

DILUTED EARNINGS PER SHARE:
Income from continuing
  operations available to
  common stockholders plus
  assumed conversions.........  $(47,291)   56,078    $ (.84)     $111,768     55,129    $2.03     $22,472      50,777     $  .44
                                ========    ======    ======      ========     ======    =====     =======      ======     ======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

          Various stock options and performance awards granted to employees in connection with the Company's stock compensation plans were outstanding during the year ended December 31, 1998 but were not included in the computation of diluted earnings per share from continuing operations for such period because the effect would have been antidilutive. Options to purchase approximately 5.5 million shares of common stock and performance awards totaling approximately 100,000 shares were outstanding at December 31, 1998.

STATEMENTS OF CASH FLOWS

          In order to determine net cash provided by continuing operations, income from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude (i) noncash write-downs of inventories to market value in 1998 totaling $170.9 million and (ii) the current assets and current liabilities of the Paulsboro Refinery and Basis as of their acquisition dates in 1998 and 1997, respectively (see Note 3), both of which are reflected separately in the Statements of Cash Flows. Also excluded from the following table are changes in cash and temporary cash investments, current deferred income tax assets, short-term debt and current maturities of long-term debt.

                                                                Year Ended December 31,
                                                  ------------------------------------------------
                                                       1998             1997               1996
                                                  ------------      ------------      ------------
Receivables, net ............................     $     83,103      $     36,287      $    (33,653)
Inventories .................................           (9,962)           37,007           (58,089)
Prepaid expenses and other ..................            1,980           (12,703)            3,243
Accounts payable ............................         (116,502)          (95,318)           88,182
Accrued expenses ............................           (4,798)            2,614            (7,479)
                                                  ------------      ------------      ------------
  Total .....................................     $    (46,179)     $    (32,113)     $     (7,796)
                                                  ============      ============      ============

          Cash flows related to interest and income taxes, including amounts related to discontinued operations for periods up to and including July 31, 1997, were as follows (in thousands):

                                                                Year Ended December 31,
                                                  ------------------------------------------------
                                                       1998             1997               1996
                                                  ------------      ------------      ------------
Interest paid (net of amount capitalized)....     $     30,735      $     66,008      $    105,519
Income tax refunds received..................           15,513                --                21
Income taxes paid............................            5,284            24,526            19,064

         Noncash investing and financing activities for 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of an independent appraisal performed in connection with the allocation of the Basis purchase price to the assets acquired and liabilities assumed. Noncash investing and financing activities for 1997 included the issuance of Energy common stock to

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Salomon as partial consideration for the acquisition of the stock of Basis, and an $18.3 million accrual as of December 31, 1997 related to the Company's estimate of a contingent earn-out payment in 1998 in conjunction with such acquisition. See Note 3. In addition, noncash investing and financing activities for 1997 included various adjustments to debt and equity, including the assumption of certain debt by PG&E that was previously allocated to the Company, resulting from the Merger discussed above under "Principles of Consolidation and Basis of Presentation."

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income," was issued by the FASB in June 1997 and became effective for the Company's financial statements beginning in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of prior period financial statements presented for comparative purposes is required. The Company had no items of other comprehensive income during the years ended December 31, 1998, 1997 and 1996 and, accordingly, did not report a total amount for comprehensive income in the accompanying consolidated financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement became effective for the Company's financial statements beginning with the current year ended December 31, 1998, at which time restatement of prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application (i.e., 1999), at which time comparative information is required. See Note 10 for the disclosures required under this statement.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement also became effective for the Company's financial statements beginning with the current year ended December 31, 1998, at which time restatement of prior period disclosures presented for comparative purposes is required unless the information is not readily available. See Note 12 for the disclosures required under this statement.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining when to capitalize or expense costs incurred to develop or obtain internal-use software. This statement becomes effective for the Company's financial statements beginning January 1, 1999, with its requirements to be applied to costs incurred on or after such date. The adoption of this SOP is not expected to have a material effect on the Company's consolidated financial statements.

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

2.  DISCONTINUED OPERATIONS

         Revenues of the discontinued natural gas related services business were $1.7 billion for the seven months ended July 31, 1997 and $2.4 billion for the year ended December 31, 1996. These amounts are not included in operating revenues as reported in the accompanying Consolidated Statements of Income.

         Total interest expense for the discontinued natural gas related services business was $32.7 million for the seven months ended July 31, 1997 and $58.1 million for the year ended December 31, 1996. These amounts include interest specifically attributed to such discontinued operations, plus an allocated portion of interest on the corporate debt of Energy as Energy's historical practice was to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS

PAULSBORO REFINERY

         On September 16, 1998, the Company and Mobil Oil Corporation ("Mobil") entered into an asset sale and purchase agreement for the acquisition by the Company of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day ("BPD") refinery in Paulsboro, New Jersey ("Paulsboro Refinery"). The purchase price was $228 million plus approximately $107 million representing the value of inventories and certain other items acquired in the transaction and was paid in cash from borrowings under the Company's bank credit facilities. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values, pending the completion of an independent appraisal. Pursuant to the purchase method of accounting, the accompanying 1998 Consolidated Statement of Income includes the results of operations of the Paulsboro Refinery for the period September 17 through December 31, 1998.

         As part of the transaction, the Company and Mobil signed long-term agreements for the Company to supply Mobil with fuels and lubricant basestocks and for Mobil to continue to supply the Paulsboro Refinery with high-quality crude feedstocks. In addition, pursuant to the asset sale and purchase agreement, Mobil is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which will be determined in September of each year beginning in 1999, are limited to $20 million in any year and $50 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated.

         In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 1998, the Company has recorded approximately $20 million in Accrued Expenses and Deferred Credits and Other Liabilities representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 20 years.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

BASIS PETROLEUM, INC.

         Effective May 1, 1997, Energy acquired the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Prior to the Restructuring, Energy transferred the stock of Basis to Valero. As a result, Basis was a part of the Company at the time of the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values as determined by an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statements of Income include the results of operations related to the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

         Energy acquired the stock of Basis for approximately $470 million. This amount included certain costs incurred in connection with the acquisition and was net of $9.5 million received from Salomon in December 1997 representing a final resolution between the parties relating to certain contingent environmental obligations for which Salomon was responsible pursuant to the purchase agreement. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of $114 million, with the remainder paid in cash from borrowings under Energy's bank credit facilities. Pursuant to the purchase agreement, Salomon is entitled to receive payments in any of the 10 years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which are determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate and are accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated. The earn-out amount for the year ended May 1, 1998 was $10.3 million and was paid to Salomon on May 29, 1998.

PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information of the Company for the years ended December 31, 1998, 1997 and 1996 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of 1998 and 1997 and that the acquisition of Basis occurred at the beginning of 1997 and 1996. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          1998             1997              1996
                                                                      ------------      ------------      ------------
         Operating revenues .....................................     $  6,246,790      $  8,907,487      $ 10,125,626
         Operating income .......................................          (14,422)          250,625             8,362
         Income (loss) from continuing operations ...............          (33,663)          123,440           (35,821)
         Income (loss) from discontinued operations .............               --           (15,672)           50,229
         Net income .............................................          (33,663)          107,768            14,408

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                                     Year Ended December 31,
                                                                        ------------------------------------------------
                                                                            1998             1997              1996
                                                                        ------------      ------------      ------------
         Earnings (loss) per common share:
             Continuing operations.....................................         (.60)             2.39              (.82)
             Discontinued operations...................................           --              (.39)              .89
                 Total.................................................         (.60)             2.00               .07
         Earnings (loss) per common share - assuming dilution:
             Continuing operations.....................................         (.60)             2.24              (.82)
             Discontinued operations...................................           --              (.29)              .89
                 Total.................................................         (.60)             1.95               .07

4.  SHORT-TERM DEBT

         The Company currently has several uncommitted short-term bank credit facilities under which amounts ranging from $85 million to $235 million may be borrowed. As of December 31, 1998, $160 million was outstanding under these short-term bank credit facilities at an interest rate of approximately 6.5%. These short-term credit facilities bear interest at each respective bank's quoted money market rate, have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

5.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

         Long-term debt balances as of December 31, 1998 and 1997 were as follows (in thousands):

                                                                                      December 31,
                                                                           -----------------------------
                                                                               1998              1997
                                                                           ------------     ------------
Industrial revenue bonds:
    Tax-exempt Revenue Refunding Bonds:
        Series 1997A, 5.45%, due April 1, 2027 .......................     $     24,400     $     24,400
        Series 1997B, 5.40%, due April 1, 2018 .......................           32,800           32,800
        Series 1997C, 5.40%, due April 1, 2018 .......................           32,800           32,800
        Series 1997D, 5.13%, due April 1, 2009 .......................            8,500            8,500
    Tax-exempt Waste Disposal Revenue Bonds:
        Series 1998, 5.6%, due April 1, 2032 .........................           25,000               --
        Series 1997, 5.6%, due December 1, 2031 ......................           25,000           25,000
    Taxable Waste Disposal Revenue Bonds,
        Series 1998, 5.65% at December 31, 1998, due April 1, 2032 ...           43,500               --
6.75% notes, due December 15, 2032 (notes are callable or putable
    on December 15, 2002) ............................................          150,000          150,000
$835 million revolving bank credit and letter of credit facility,
    approximately 6.1% at December 31, 1998, due November 28, 2002 ...          475,000          150,000
Unamortized premium ..................................................            5,335            6,683
                                                                           ------------     ------------
        Total long-term debt (no current maturities) .................     $    822,335     $    430,183
                                                                           ============     ============

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The Company currently maintains a five-year, unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of December 31, 1998, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $521 million. The Company also has several uncommitted bank letter of credit facilities totaling $285 million, approximately $17 million of which was outstanding as of December 31, 1998.

         In March 1998, the Company converted the interest rates on its $98.5 million of tax-exempt Revenue Refunding Bonds (the "Refunding Bonds") and $25 million of tax-exempt Waste Disposal Revenue Bonds (the "Revenue Bonds") from variable rates to a weighted average fixed rate of approximately 5.4%. The Refunding Bonds were issued in April 1997 in four series with due dates ranging from 2009 to 2027, while the Revenue Bonds were issued in May 1997 in one series and mature on December 1, 2031. Also in March 1998, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of the Company $25 million of new tax-exempt Waste Disposal Revenue Bonds at a fixed interest rate of 5.6%, and $43.5 million of new taxable variable rate Waste Disposal Revenue Bonds at an initial interest rate of 5.7%, both of which mature on April 1, 2032. The $43.5 million of taxable bonds bear interest at a variable rate determined weekly, with the Company having the right to convert such rate to a daily, weekly, short-term or long-term rate, or to a fixed rate. These variable rate bonds are supported by a letter of credit issued under the Company's revolving bank credit facility. On January 18, 1999, the Company received a $25 million allocation from the Texas Bond Review Board bond lottery which the Company will use to refinance $25 million of its taxable Waste Disposal Revenue Bonds with tax-exempt bonds. The refinancing is expected to be completed by the end of the first quarter of 1999.

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

         As of December 31, 1998, the Company's debt to capitalization ratio was 47.5% and the Company was in compliance with all covenants contained in its various debt facilities.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Based on long-term debt outstanding at December 31, 1998, the Company has no maturities of long-term debt during the next five years except for $475 million due in November 2002 under its revolving bank credit and letter of credit facility. See above for maturities under the terms of the Notes.

         As of December 31, 1998, the $518.5 million carrying amount of the Company's variable rate industrial revenue bonds and revolving bank credit facility approximated fair value, while the estimated fair value of the Company's fixed rate industrial revenue bonds and 6.75% Notes, based on borrowing rates available to the Company for long-term debt with similar terms and average maturities, was approximately $298.2 million compared to a carrying amount of $303.8 million. As of December 31, 1997, the carrying amounts of the Company's industrial revenue bonds, all of which were variable rate at such date, revolving bank credit facility, and 6.75% Notes approximated fair value.

6.  PRICE RISK MANAGEMENT ACTIVITIES

HEDGING ACTIVITIES

         The Company uses price swaps and futures, and in 1997 utilized options, to hedge refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps, options and futures contracts held to hedge refining inventories at the end of 1998 and 1997 had remaining terms of less than one year. As of December 31, 1998 and 1997, 5% and 14%, respectively, of the Company's refining inventory position was hedged. As of December 31, 1998, no deferred hedge losses or gains were included as an increase or decrease to refining inventories, while as of December 31, 1997, $2.1 million of deferred hedge gains were included as a reduction of refining inventories. The following table is a summary of the volumes for the Company's contracts held or issued to hedge refining inventories as of December 31, 1998 and 1997 (in thousands of barrels). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                1998                         1997
                                       ---------------------         ----------------------
                                            Fixed Price                   Fixed Price
                                       ---------------------         ----------------------
                                       Payor        Receiver         Payor         Receiver
                                       -----        --------         -----         --------
         Swaps (Mbbls)..............      --             --             --               75
         Options (Mbbls)............      --             --            420              250
         Futures (Mbbls)............   4,958          5,274            315            2,657

         The Company also hedges anticipated transactions. Price swaps and futures were used in 1998 and 1997, along with options in 1997, to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including the resid discount, the conventional gasoline crack spread and premium product differentials. Price swaps were also used in 1998 to hedge anticipated purchases of natural gas used as fuel in the Company's refining operations. The majority of contracts hedging anticipated transactions mature in 1999 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of either year. The following table is a summary of the volumes for the Company's contracts held or issued to hedge

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES anticipated feedstock and product purchases, product sales and refining margins (in thousands of barrels) and anticipated natural gas fuel purchases (in million
BTUs) as of December 31, 1998 and 1997. Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                1998                         1997
                                       ---------------------         ----------------------
                                            Fixed Price                   Fixed Price
                                       ---------------------         ----------------------
                                       Payor        Receiver         Payor         Receiver
                                       -----        --------         -----         --------
         Swaps:  (Mbbls)..........     9,366           4,650         8,856            1,350
                 (MMBtus).........     5,700           1,200            --               --
         Futures (Mbbls)..........        45              --           146               90

         The following table discloses the carrying amount and fair value of the Company's contracts held or issued for non-trading purposes as of December 31, 1998 and 1997 (dollars in thousands):

                                              1998                             1997
                                   --------------------------      --------------------------
                                       Assets (Liabilities)            Assets (Liabilities)
                                   --------------------------      --------------------------
                                    Carrying         Fair           Carrying         Fair
                                     Amount          Value           Amount          Value
                                   ----------      ----------      ----------      ----------

         Swaps ...............     $  (23,097)     $  (23,380)     $       --      $   (4,021)
         Options .............             --              --              (1)           (222)
         Futures .............         (1,569)          8,393           1,849              45
                                   ----------      ----------      ----------      ----------
           Total .............     $  (24,666)     $  (14,987)     $    1,848      $   (4,198)
                                   ==========      ==========      ==========      ==========

TRADING ACTIVITIES

         The Company enters into transactions for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used include price swaps, over-the-counter and exchange-traded options, and futures. These contracts run for periods of up to 24 months. As a result, contracts outstanding as of December 31, 1998 will mature in 1999 or 2000. The following table is a summary of the volumes for the Company's contracts held or issued for trading purposes as of December 31, 1998 and 1997 (in thousands of barrels for feedstock and product-related transactions and in million BTUs for natural gas related transactions). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                1998                         1997
                                       ---------------------         ----------------------
                                            Fixed Price                   Fixed Price
                                       ---------------------         ----------------------
                                       Payor        Receiver         Payor         Receiver
                                       ------       --------         -----         --------
         Swaps (Mbbls)...............  15,150         10,700         4,475            2,175
         Options (Mbbls).............     400            400            --               --
         Futures: (Mbbls)............   5,301          5,401           653              544
                 (MMBtus)............      --            250            --               --

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The following table discloses the fair values of contracts held or issued for trading purposes and net gains (losses) from trading activities as of or for the periods ended December 31, 1998 and 1997 (dollars in thousands):

                                                                Fair Value of Assets (Liabilities)
                                                    ----------------------------------------------------------
                              Average                         Ending                    Net Gains (Losses)
                    --------------------------      --------------------------      --------------------------
                       1998            1997            1998            1997            1998            1997
                    ----------      ----------      ----------      ----------      ----------      ----------
Swaps .........     $      215      $      (95)     $     (556)     $     (235)     $    2,585      $   (1,143)
Options .......             22             (76)             73            (963)            205            (109)
Futures .......           (448)          7,292           4,497           3,965          (1,758)            661
                    ----------      ----------      ----------      ----------      ----------      ----------
  Total .......     $     (211)     $    7,121      $    4,014      $    2,767      $    1,032      $     (591)
                    ==========      ==========      ==========      ==========      ==========      ==========

MARKET AND CREDIT RISK

         The Company's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. The Company closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by the Company's Board of Directors. Market risks are monitored by a risk control group to ensure compliance with the Company's stated risk management policy. Concentrations of customers in the refining industry may impact the Company's overall exposure to credit risk, in that the customers in such industry may be similarly affected by changes in economic or other conditions. The Company believes that its counterparties will be able to satisfy their obligations under contracts.

7.  REDEEMABLE PREFERRED STOCK

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

9.  PREFERRED SHARE PURCHASE RIGHTS

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

10.  SEGMENT INFORMATION

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes new standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement became effective for the Company's financial statements beginning with the current year ended December 31, 1998. Interim period information is not required until the second year of application (i.e., 1999). In applying the requirements of this statement, each of the Company's five refineries described below were determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the refining and wholesale marketing of premium, environmentally clean products.

         The Company's principal products include reformulated and conventional gasolines, low-sulfur diesel and oxygenates. The Company also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. The Company's operations consist primarily of five petroleum refineries located in Texas at Corpus Christi, Texas City and Houston, in Louisiana at Krotz Springs, and in New Jersey at Paulsboro, which have a combined throughput capacity of approximately 735,000 BPD. The Company currently markets its products to wholesale customers in 31 states and in selected export markets in Latin America. Revenues from external customers for the Company's principal products for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                                                      Year Ended December 31,
                                                                        -----------------------------------------------
                                                                            1998             1997              1996
                                                                        ------------     ------------     -------------
         Gasoline and blending components.............................. $  2,915,472     $  3,059,610     $   1,846,967
         Distillates...................................................    1,271,287        1,124,958           336,975
         Petrochemicals................................................      194,453          293,935           123,747
         NGLs and naphtha..............................................       11,950           31,668            54,066
         Lubes and asphalts............................................       44,239               --                --
         Other products and revenues...................................    1,101,945        1,246,049           396,098
                                                                        ------------     ------------     -------------
             Total operating revenues.................................. $  5,539,346     $  5,756,220     $   2,757,853
                                                                        ============     ============     =============

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         In 1998, 1997 and 1996, the Company had no significant amount of export sales and no significant foreign operations. In 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated operating revenues, while in 1996, approximately 11% of the Company's consolidated operating revenues were derived from a major domestic oil company.

11.  INCOME TAXES

         Components of income tax expense (benefit) applicable to continuing operations were as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1998           1997            1996
                                                                         ----------     ----------      ----------
         Current:
           Federal...................................................... $   (3,196)    $   29,501      $    7,902
           State........................................................       (904)         1,461            (260)
                                                                         ----------     ----------      ----------
              Total current.............................................     (4,100)        30,962           7,642
         Deferred:
           Federal......................................................    (31,700)        32,827           8,969
                                                                         ----------     ----------      ----------
              Total income tax expense (benefit)........................ $  (35,800)    $   63,789      $   16,611
                                                                         ==========     ==========      ==========

         The following is a reconciliation of total income tax expense (benefit) applicable to continuing operations to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income (loss) from continuing operations before income taxes (in thousands):

                                                                                   Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1998           1997            1996
                                                                         ----------     ----------      ----------
         Federal income tax expense (benefit) at the statutory rate..... $  (29,082)     $  61,445      $   13,679
         State income taxes, net of federal income tax effect...........       (588)           950            (169)
         Research and experimentation tax credit........................     (5,800)            --              --
         Other - net....................................................       (330)         1,394           3,101
                                                                         ----------      ---------      ----------
              Total income tax expense (benefit)........................ $  (35,800)     $  63,789      $   16,611
                                                                         ==========      =========      ==========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1998               1997
                                                                                ------------      ------------
         Deferred income tax assets:
           Tax credit carryforwards........................................     $     18,549      $     14,287
           Net operating loss carryforward ................................           41,904               484
           Compensation and employee benefit liabilities ..................           23,910            19,889
           Environmental liabilities ......................................            9,705             1,750
           Lower of cost or market adjustment .............................            8,578                --
           Accrued liabilities and other ..................................            8,418             4,345
                                                                                ------------      ------------
             Total deferred income tax assets .............................     $    111,064      $     40,755
                                                                                ============      ============

         Deferred income tax liabilities:
           Depreciation ...................................................     $   (299,082)     $   (263,641)
           Other ..........................................................          (17,520)          (16,817)
                                                                                ------------      ------------
             Total deferred income tax liabilities ........................     $   (316,602)     $   (280,458)
                                                                                ============      ============

         As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $120 million which are available to reduce future federal taxable income and will expire in 2018 if not utilized. In addition, the Company had an alternative minimum tax ("AMT") credit carryforward of approximately $12.7 million, and a research and experimentation ("R&E") credit carryforward of approximately $5.8 million, both of which are available to reduce future federal income tax liabilities. The AMT credit carryforward has no expiration date, while the R&E credit carryforward expires between 2004 and 2011. No valuation allowances were recorded against deferred income tax assets as of December 31, 1998 and 1997.

         The Company's taxable years through 1994 are closed to adjustment by the Internal Revenue Service. The Company believes that adequate provisions for income taxes have been reflected in its consolidated financial statements.

12.  EMPLOYEE BENEFIT PLANS

PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company became the sponsor of Energy's pension plan at the time of the Restructuring and, as a result, became solely responsible for (i) pension liabilities existing immediately prior to the Restructuring to, or relating to, Energy employees which became employees of PG&E after the Restructuring, which will become payable upon the retirement of such employees, (ii) all liabilities to, or relating to, former employees of Energy and the Company, and (iii) all liabilities to, or relating to, current employees of the Company. In connection with the Restructuring, Energy approved the establishment of a supplement to the pension plan (the "1997 Window Plan") which permitted certain

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES employees to retire from employment during 1997. Also, the Company became the sponsor of Energy's nonqualified Supplemental Executive Retirement Plan ("SERP"), which is designed to provide additional pension benefits to executive officers and certain other employees, and assumed all liabilities with respect to current and former employees of both Energy and the Company under such plan.

         The Company's pension plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), is designed to provide eligible employees with retirement income. Participation in the plan commences upon the completion of one year of continuous service. Upon becoming a participant, all service since date of hire is included in determining vesting and credited service, except for employees of the Company who were formerly employed by Basis or Mobil (see Note 3. Acquisitions). For former Basis employees who became employees of the Company, full credit was given for service with Basis prior to May 1, 1997 for vesting and eligibility purposes, but for benefit accrual purposes, only service on and after January 1, 1998 is counted under the Plan. For former Mobil employees who became employees of the Company, full credit was given for service with Mobil prior to September 17, 1998 for vesting and eligibility purposes, but for benefit accrual purposes, only service on and after such date is counted under the Plan. A participant generally vests in plan benefits after five years of vesting service or upon reaching normal retirement date.

         The pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which is based on the participant's 60 consecutive highest months of compensation during the latest 10 years of credited service under the plan. All contributions to the plan are made by the Company and contributions by participants are neither required nor permitted. Company contributions, if and when permitted under ERISA, are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. The Company's contributions to the pension plan and SERP in 1998, 1997 and 1996 were approximately $7.2 million, $8.8 million and $14.2 million, respectively. No contributions are currently anticipated to be required in 1999.

         The Company also provides certain health care and life insurance benefits for retired employees, referred to herein as "postretirement benefits other than pensions." Substantially all of the Company's employees may become eligible for those benefits if, while still working for the Company, they either reach normal retirement age or take early retirement. Health care benefits are offered by the Company through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. The Company funds its postretirement benefits other than pensions on a pay-as-you-go basis. At the time of the Restructuring, the Company became responsible for all liabilities to former employees of both Energy and the Company as well as current employees of the Company arising under Energy's health care and life insurance programs. Employees of the Company who were formerly employees of Basis and Mobil became eligible for postretirement benefits other than pensions under the Company's plan effective May 1, 1997 and September 17, 1998, respectively.

         The following tables set forth for the Company's (i) pension plans, including the SERP, and (ii) postretirement benefits other than pensions, the funded status of the plans and amounts recognized in the Company's consolidated financial statements as of December 31, 1998 and 1997, as well as changes in the benefit obligation and plan assets for the years then ended (in thousands):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                             Pension Benefits                 Other Benefits
                                                       --------------------------      --------------------------
                                                          1998            1997            1998            1997
                                                       ----------      ----------      ----------      ----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1 ....................     $  129,430      $   99,435      $   32,721      $   29,891
    Service cost .................................          6,934           3,710           1,703           1,028
    Interest cost ................................          9,031           7,298           2,411           1,841
    Plan amendments ..............................          3,549           2,302              --              --
    Acquisition of Paulsboro Refinery/Basis ......             --              --           8,107           9,000
    Curtailment resulting from Restructuring .....             --          (4,002)             --          (8,750)
    1997 Window Plan .............................             --           3,168              --             171
    Participant contributions ....................             --              --             108              95
    Benefits paid ................................         (6,967)         (4,604)         (1,826)         (1,292)
    Actuarial loss (gain) ........................         10,453          22,123            (899)            737
                                                       ----------      ----------      ----------      ----------
Benefit obligation, December 31 ..................     $  152,430      $  129,430      $   42,325      $   32,721
                                                       ==========      ==========      ==========      ==========

                                                             Pension Benefits                 Other Benefits
                                                       --------------------------      --------------------------
                                                          1998            1997            1998            1997
                                                       ----------      ----------      ----------      ----------
CHANGE IN PLAN ASSETS:
Plan assets at fair value, January 1 .............     $  121,393      $   92,486      $       --      $       --
    Actual return on plan assets .................         17,644          24,698              --              --
    Company contributions ........................          7,192           8,813           1,718           1,197
    Participant contributions ....................             --              --             108              95
    Benefits paid ................................         (6,967)         (4,604)         (1,826)         (1,292)
                                                       ----------      ----------      ----------      ----------
Plan assets at fair value, December 31 ...........     $  139,262      $  121,393      $       --      $       --
                                                       ==========      ==========      ==========      ==========

RECONCILIATION OF FUNDED STATUS, DECEMBER 31:
Plan assets at fair value ........................     $  139,262      $  121,393      $       --      $       --
Less: Benefit obligation .........................        152,430         129,430          42,325          32,721
                                                       ----------      ----------      ----------      ----------
Funded status ....................................        (13,168)         (8,037)        (42,325)        (32,721)
Unrecognized transition obligation (asset) .......         (1,057)         (1,199)          4,388           4,705
Unrecognized prior service cost ..................          7,787           4,985           1,672           1,786
Unrecognized net loss ............................          5,347           1,442           2,019           2,918
                                                       ----------      ----------      ----------      ----------
    Accrued benefit cost .........................     $   (1,091)     $   (2,809)     $  (34,246)     $  (23,312)
                                                       ==========      ==========      ==========      ==========

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
    SHEETS AS OF DECEMBER 31:
Prepaid benefit cost .............................     $    8,145      $    8,081      $       --      $       --
Accrued benefit liability ........................         (9,236)        (10,890)        (34,246)        (23,312)
                                                       ----------      ----------      ----------      ----------
    Accrued benefit cost .........................     $   (1,091)     $   (2,809)     $  (34,246)     $  (23,312)
                                                       ==========      ==========      ==========      ==========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Total benefit cost for the years ended December 31, 1998, 1997 and 1996 included the following components (in thousands):

                                                               Pension Benefits                          Other Benefits
                                                     ------------------------------------      ----------------------------------
                                                            Year Ended December 31,                  Year Ended December 31,
                                                     ------------------------------------      ----------------------------------
                                                       1998          1997          1996          1998         1997         1996
                                                     --------      --------      --------      --------     --------     --------
COMPONENTS OF TOTAL BENEFIT COST:
Service cost ...................................     $  6,934      $  3,710      $  4,622      $  1,703     $  1,028     $  1,091
Interest cost ..................................        9,031         7,298         6,309         2,411        1,842        1,716
Expected return on plan assets .................      (11,149)       (9,563)       (6,487)           --           --           --
Amortization of transition obligation (asset) ..         (142)         (142)         (142)          317          513          653
Amortization of prior service cost .............          747           703           711           114          184           --
Amortization of net loss (gain) ................           53          (154)          145            --           46          110
                                                     --------      --------      --------      --------     --------     --------
    Net periodic benefit cost ..................        5,474         1,852         5,158         4,545        3,613        3,570
Curtailment loss (gain) resulting from
    the Restructuring ..........................           --        (2,083)           --            --          576           --
1997 Window Plan ...............................           --         3,168            --            --          171           --
                                                     --------      --------      --------      --------     --------     --------
    Total benefit cost .........................     $  5,474      $  2,937      $  5,158      $  4,545     $  4,360     $  3,570
                                                     ========      ========      ========      ========     ========     ========

         Amortization of prior service cost as shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan. The weighted-average assumptions used in computing the actuarial present value of the pension benefit and other postretirement benefit obligations for the years ended December 31, 1998 and 1997 were as follows:

                                                                 Pension Benefits                    Other Benefits
                                                        --------------------------------   ---------------------------------
                                                            1998               1997            1998                  1997
                                                        ------------        ------------   ------------         ------------
WEIGHTED-AVERAGE ASSUMPTIONS, DECEMBER 31:
Discount rate........................................       6.75%             7.00%            6.75%                7.00%
Expected long-term rate of return on plan assets.....       9.25%             9.25%              --                   --
Rate of compensation increase........................       4.00%             4.00%              --                   --
Health care cost trend rate..........................         --                --             5.00%                5.00%

         For measurement purposes, the health care cost trend rate is assumed to remain at five percent for all years subsequent to 1998. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits other than pensions:

                                                                       One                  One
                                                                  Percentage-Point     Percentage-Point
                                                                     Increase              Decrease
                                                                  ----------------     ----------------
Effect on total of service and interest cost components.........  $          1,104     $           (873)
Effect on benefit obligation....................................  $          8,541     $         (6,825)

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

PROFIT-SHARING/SAVINGS PLANS

         The Company became the sponsor of Energy's qualified profit-sharing plan (the "Thrift Plan") at the time of the Restructuring and, as a result, became solely responsible for all Thrift Plan liabilities arising after the Restructuring with respect to current Company employees and former employees of both Energy and the Company. Each Energy employee participating in the Thrift Plan prior to the Restructuring who became a PG&E employee subsequent to the Restructuring had their account balance transferred to the PG&E savings plan.

         The purpose of the Thrift Plan is to provide a program whereby contributions of participating employees and their employers are systematically invested to provide the employees an interest in the Company and to further their financial independence. Participation in the Thrift Plan is voluntary and is open to employees of the Company who become eligible to participate upon the completion of one month of continuous service. Employees of the Company who were formerly employed by Basis and Mobil became eligible to participate in the Thrift Plan on January 1, 1998 and September 17, 1998, respectively, under the same service requirements as required for other Company employees, with service including prior employment with such respective company. Basis' previously existing 401(k) profit-sharing and retirement savings plan was maintained for former Basis employees who became employees of the Company through December 31, 1997 and was merged into the Company's Thrift Plan effective January 1, 1998.

         Participating employees may contribute from 2% up to 22% of their total annual compensation, subject to certain limitations, to the Thrift Plan. Participants may elect to make such contributions on a before-tax and/or after-tax basis, with federal income taxes on before-tax contributions being deferred until such time as a distribution is made to the participant. Participants' contributions to the Thrift Plan of up to 8% of their base annual compensation are matched 75% by the Company, with an additional match of up to 25% subject to certain conditions. Participants' contributions in excess of 8% of their base annual compensation are not matched by the Company. Up until termination of the VESOP (see below) in 1997, the Company's matching contributions were made to the VESOP in the amount of the VESOP's debt service, with any excess made to the Thrift Plan. Subsequent to the VESOP termination, all Company matching contributions were made to the Thrift Plan. Company contributions to the Thrift Plan were $5,531,606 in 1998 and $2,247,491, net of forfeitures, in 1997. There were no Company contributions to the Thrift Plan in 1996.

         The Valero Employees' Stock Ownership Plan ("VESOP") was a leveraged employee stock ownership plan established by Energy in 1989. The VESOP trustee used the net proceeds from a $15 million private placement in 1989 and an $8 million loan from Energy in 1991 (collectively, the "VESOP Notes") to fund the purchase of Energy common stock. In connection with effecting the Restructuring, Energy's Board of Directors approved the termination of the VESOP in April 1997. Subsequently, the VESOP trustee repaid the VESOP Notes in May 1997 with proceeds from the sale of Energy common stock held in the VESOP suspense account and allocated the remaining stock in the suspense account to VESOP participants. VESOP account balances were available for distribution to participants as of June 30, 1997 and all such balances were distributed by March 31, 1998.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         As noted above, prior to termination of the VESOP, the Company's annual contribution to the Thrift Plan was reduced by the Company's contribution to the VESOP for debt service. During 1997 and 1996, the Company contributed $586,000 and $3,372,000, respectively, to the VESOP, comprised of $58,000 and $525,000, respectively, of interest on the VESOP Notes and $541,000 and $3,072,000, respectively, of compensation expense. Dividends on VESOP shares of common stock were recorded as a reduction of retained earnings. Dividends on allocated shares of common stock were paid to participants. Dividends paid on unallocated shares were used to reduce the Company's contributions to the VESOP during 1997 and 1996 by $13,000 and $225,000, respectively. VESOP shares of common stock were considered outstanding for earnings per share computations.

STOCK COMPENSATION PLANS

         In connection with the Restructuring, all stock options held by Energy employees under any of Energy's various stock compensation plans that were granted prior to January 1, 1997 became 100% vested and immediately exercisable upon the approval of the Restructuring by Energy's stockholders on June 18, 1997. For all options still outstanding at the time of the Distribution, each option to purchase Energy Common Stock held by a current or former employee of the Company was converted into an option to acquire shares of Company Common Stock, and each option held by a current or former employee of Energy's natural gas related services business was converted into an option to acquire shares of PG&E common stock. In each case, the number of options and related exercise prices were converted in such a manner so that the aggregate option value for each holder immediately after the Restructuring was equal to the aggregate option value immediately prior to the Restructuring. The other terms and conditions of such converted options remained essentially unchanged. All restricted stock issued pursuant to Energy's stock compensation plans became fully vested either upon the approval of the Restructuring by Energy's stockholders on June 18, 1997 or upon the completion of the Restructuring on July 31, 1997.

         As of December 31, 1998, the Company had various fixed and performance-based stock compensation plans. The Company's Executive Stock Incentive Plan ("ESIP"), which was maintained by Energy prior to the Restructuring, authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of Common Stock, restricted stock which vests over a period determined by the Company's compensation committee, and performance shares which vest upon the achievement of an objective performance goal. A total of 2,500,000 shares of Company Common Stock may be issued under the ESIP, of which no more than 1,000,000 shares may be issued as restricted stock. The Company also has a non-qualified stock option plan (the "Stock Option Plan") which, at the date of the Restructuring, replaced three non-qualified stock option plans previously maintained by Energy. Awards under the Stock Option Plan are granted to key officers, employees and prospective employees of the Company. A total of 2,000,000 shares of Company Common Stock may be issued under the Stock Option Plan. The Company also maintains an Executive Incentive Bonus Plan, under which 200,000 shares of Company Common Stock may be issued, that provides bonus compensation to key employees of the Company based on individual contributions to Company profitability. Bonuses are payable either in cash, Company Common Stock, or both. The Company also has a non-employee director stock option plan, under which 200,000 shares of Company Common Stock may be issued, and a non-employee director restricted stock plan, under which 100,000 shares of Company Common Stock may be issued. The number and weighted-average grant-date fair value of shares of Company Common Stock granted under the above-

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES noted plans (other than shares related to stock options which are presented in a separate table below) during 1998, 1997 and 1996 were as follows:

                                            1998                                  1997                                1996
                                   -----------------------    ---------------------------------------------   ---------------------
                                                              August 1 - December 31  January 1 - July 31
                                                              ----------------------  ---------------------
                                                Weighted-                Weighted-               Weighted-               Weighted-
                                                 Average                  Average                 Average                 Average
                                     Shares     Grant-Date    Shares     Grant-Date   Shares     Grant-Date   Shares     Grant-Date
             Plan                   Granted     Fair Value    Granted    Fair Value   Granted    Fair Value   Granted    Fair Value
---------------------------------  ----------   ----------    -------    -----------  --------   ----------   -------    ----------
ESIP:
    Restricted stock ............     163,986   $   31.51       6,250    $     31.78        --   $       --    97,000    $   25.12
    Performance awards ..........      54,000       31.25          --             --    31,400        32.50    64,830        23.19
Executive Incentive Bonus Plan ..       2,516       31.25          --             --   109,691        32.50    50,151        23.19
Non-employee Director
    Restricted Stock Plan .......          --          --       9,336          28.94        --           --     6,650        26.31

         Under the terms of the ESIP, the Stock Option Plan and the non-employee director stock option plan, the exercise price of the options granted will not be less than the fair market value of Common Stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between the Company and the participants, generally in three equal annual installments beginning one year after the date of grant, with unexercised options expiring ten years from the date of grant. A summary of the status of the Company's stock option plans, including options granted under the ESIP, the Stock Option Plan, the non-employee director stock option plan and Energy's previously existing stock compensation plans, as of December 31, 1998, 1997, and 1996, and changes during the years then ended is presented in the table below. (Note: Shares outstanding at July 31, 1997 prior to the Restructuring differs from shares outstanding at August 1, 1997 after the Restructuring because the August 1 amount: (i) excludes options held by current or former employees of Energy's natural gas related services business which were converted to PG&E options and
(ii) reflects the conversion of Energy options held by current or former employees of the Company to an equivalent number of Company options.)

                                             1998                                    1997                                1996
                                    --------------------   ------------------------------------------------  -------------------
                                                           August 1 - December 31    January 1 - July 31
                                                           ----------------------   ----------------------
                                               Weighted-                 Weighted-                 Weighted-             Weighted-
                                                Average                    Average                  Average               Average
                                                Exercise                  Exercise                 Exercise               Exercise
                                     Shares      Price       Shares        Price      Shares         Price      Shares      Price
                                   ----------  ---------   ----------    ---------  ----------     --------- ----------  ---------
Outstanding at beginning
    of period ...................   3,780,418    $19.15     3,802,584      $19.05    4,229,092      $22.02    3,928,267    $20.69
Granted .........................   2,047,755     23.98        36,550       29.35    1,365,875       33.71      757,920     27.44
Exercised .......................    (235,235)    15.80       (44,144)      17.21   (2,925,687)      21.81     (418,117)    19.28
Forfeited .......................     (65,942)    25.62       (14,572)      23.07      (17,028)      25.84      (38,978)    22.17
                                   ----------              ----------               ----------               ----------
Outstanding at end of period ....   5,526,996     21.01     3,780,418       19.15    2,652,252       28.25    4,229,092     22.02
                                   ==========              ==========               ==========               ==========

Exercisable at end of period ....   2,524,643     18.16     1,758,479       15.08    1,288,977       22.47    2,525,957     21.71
Weighted-average fair value of
 options granted ................  $     5.53              $     6.86               $     8.09               $     6.25

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The following table summarizes information about stock options outstanding under the ESIP, the Stock Option Plan and the non-employee director stock option plan as of December 31, 1998:

                                       Options Outstanding                                Options Exercisable
                        ---------------------------------------------------         -------------------------------
     Range                 Number        Weighted-Avg.                                Number
      of                Outstanding        Remaining          Weighted-Avg.         Exercisable       Weighted-Avg.
Exercise Prices         at 12/31/98     Contractual Life     Exercise Price         at 12/31/98      Exercise Price
---------------         -----------     ----------------     --------------         -----------      --------------
$11.47 - $16.95          1,091,026         5.4 years         $        13.42           1,091,026      $        13.42
$18.03 - $34.91          4,435,970         8.7                        22.87           1,433,617               21.77
                        ----------                                                  -----------
$11.47 - $34.91          5,526,996         8.0                        21.01           2,524,643               18.16
                        ==========                                                  ===========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: riskfree interest rates of 5.0 percent, 6.3 percent and 6.4 percent; expected dividend yields of 1.4 percent, 1.5 percent and 1.9 percent; expected lives of 3.1 years,
3.2 years and 3.1 years; and expected volatility of 28.2 percent, 26.2 percent and 25.5 percent.

         For each share of stock that can be purchased thereunder pursuant to a stock option, the Stock Option Plan provides, and the predecessor stock option plans of Energy provided, that a SAR may also be granted. A SAR is a right to receive a cash payment equal to the difference between the fair market value of Common Stock on the exercise date and the option price of the stock to which the SAR is related. SARs are exercisable only upon the exercise of the related stock options. At the end of each reporting period within the exercise period, the Company recorded an adjustment to compensation expense based on the difference between the fair market value of Common Stock at the end of each reporting period and the option price of the stock to which the SAR was related. A summary of SAR balances as of July 31, 1997 and December 31, 1996 and changes during the periods then ended is presented in the table below. There were no SARs outstanding as of December 31, 1998 or 1997.

                                                   1997                    1996
                                        -----------------------    ----------------------
                                          January 1 - July 31
                                        -----------------------
                                                      Weighted-                 Weighted-
                                                       Average                   Average
                                         No. of       Exercise      No. of      Exercise
                                          SARs          Price        SARs         Price
                                        --------      --------     --------      --------
Outstanding at beginning
    of period .....................       89,087      $  14.52      111,003      $  14.52
Granted ...........................           --            --           --            --
Exercised .........................      (88,087)        14.52      (21,316)        14.52
Forfeited .........................       (1,000)        14.52         (600)        14.52
                                        --------                   --------
Outstanding at end of period ......           --            --       89,087         14.52
                                        ========                   ========

Exercisable at end of period ......           --            --       89,087         14.52

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The after-tax compensation cost reflected in net income for stock-based compensation plans was $3.0 million, $4.6 million and $2.6 million for 1998, 1997 and 1996, respectively. Of the 1997 and 1996 amounts, $2.1 million and $1.4 million, respectively, related to the discontinued natural gas related services business. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for 1998, 1997 and 1996 awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1998 would have been increased, and the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                                Year Ended December 31,
                                                                         -------------------------------------
                                                                            1998          1997         1996
                                                                         -----------   ----------   ----------
     Net Income (loss)..................................  As Reported      $(47,291)      $96,096      $72,701
                                                          Pro Forma        $(52,398)      $92,304      $70,427
     Earnings (loss) per share..........................  As Reported      $   (.84)      $  1.77      $  1.40
                                                          Pro Forma        $   (.93)      $  1.70      $  1.35
     Earnings (loss) per share - assuming dilution......  As Reported      $   (.84)      $  1.74      $  1.42
                                                          Pro Forma        $   (.93)      $  1.67      $  1.38

     Because the SFAS No. 123 method of accounting has not been applied to awards granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

13.  LEASE AND OTHER COMMITMENTS

     The Company has long-term operating lease commitments in connection with land, office facilities and equipment, and various facilities and equipment used in the storage, transportation and production of refinery feedstocks and/or refined products. Long-term leases for land have remaining primary terms of up to 25.7 years, while long-term leases for office facilities have remaining primary terms of up to 2.8 years. The Company's long-term leases for production equipment, feedstock and refined product storage facilities and transportation assets have remaining primary terms of up to 13.1 years and in certain cases provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     Future minimum lease payments and minimum rentals to be received under subleases as of December 31, 1998 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):


         1999............................................................................. $  22,596
         2000 ............................................................................    15,703
         2001.............................................................................    10,821
         2002.............................................................................     3,995
         2003.............................................................................     2,219
         Remainder........................................................................    16,652
                                                                                           ---------
                                                                                              71,986
         Less future minimum rentals to be received under subleases.......................       536
                                                                                           ---------
                                                                                           $  71,450
                                                                                           =========

         Consolidated rental expense under operating leases for continuing operations amounted to approximately $47,779,000 , $39,578,000, and $26,739,000 for 1998, 1997 and 1996, respectively. Such amounts are included in the accompanying Consolidated Statements of Income in "cost of sales and operating expenses" and in "selling and administrative expenses" and include various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments.

         In addition to commitments under operating leases, the Company also has a commitment under a product supply arrangement to pay a reservation fee of approximately $10.8 million annually through August 2002.

14.  LITIGATION AND CONTINGENCIES

LITIGATION RELATING TO DISCONTINUED OPERATIONS

         Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims,

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now ultimately owns both Teco and Energy after the Restructuring, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The results of operations by quarter for the years ended December 31, 1998 and 1997 were as follows (in thousands of dollars, except per share amounts):

                                                                           1998 - Quarter Ended (1)
                                                 ---------------------------------------------------------------------------
                                                    March 31        June 30     September 30    December 31        Total
                                                 -------------   -------------  -------------  -------------   -------------
Operating revenues ............................  $   1,362,359   $   1,448,104  $   1,338,649  $   1,390,234   $   5,539,346
Operating income (loss) (2) ...................         (2,417)         64,324         13,726       (126,831)        (51,198)
Income (loss) from continuing operations (2) ..         (5,884)         39,939          4,311        (85,657)        (47,291)
Income (loss) from discontinued operations ....             --              --             --             --              --
Net income (loss) (2) .........................         (5,884)         39,939          4,311        (85,657)        (47,291)
Earnings (loss) per common share:
    Continuing operations (2) .................           (.11)            .71            .08          (1.53)           (.84)
    Discontinued operations ...................             --              --             --             --              --
                                                 -------------   -------------  -------------  -------------   -------------
        Total .................................           (.11)            .71            .08          (1.53)           (.84)
                                                 =============   =============  =============  =============   =============
Earnings (loss) per common share -
  assuming dilution:
    Continuing operations (2) .................           (.11)            .70            .08          (1.53)           (.84)
    Discontinued operations ...................             --              --             --             --              --
                                                 -------------   -------------  -------------  -------------   -------------
        Total .................................           (.11)            .70            .08          (1.53)           (.84)
                                                 =============   =============  =============  =============   =============

                                                                           1997 - Quarter Ended (3),(4)
                                                 ---------------------------------------------------------------------------
                                                    March 31        June 30     September 30    December 31        Total
                                                 -------------   -------------  -------------  -------------   -------------
Operating revenues ............................  $     821,802   $   1,362,624   $   1,975,665   $   1,596,129  $   5,756,220
Operating income ..............................         38,413          55,800          94,107          22,714        211,034
Income from continuing operations .............         19,811          27,598          51,993          12,366        111,768
Income (loss) from discontinued operations ....         (4,371)        (10,869)           (432)             --        (15,672)
Net income ....................................         15,440          16,729          51,561          12,366         96,096
Earnings (loss) per common share:
    Continuing operations .....................            .45             .55             .93             .22           2.16
    Discontinued operations ...................           (.16)           (.26)           (.01)             --           (.39)
                                                 -------------   -------------   -------------   -------------  -------------
        Total .................................            .29             .29             .92             .22           1.77
                                                 =============   =============   =============   =============  =============
Earnings (loss) per common share -
  assuming  dilution:
    Continuing operations .....................            .38             .50             .91             .22           2.03
    Discontinued operations ...................           (.08)           (.20)           (.01)             --           (.29)
                                                 -------------   -------------   -------------   -------------  -------------
        Total .................................            .30             .30             .90             .22           1.74
                                                 =============   =============   =============   =============  =============

----------------

(1) Includes the operations of the Paulsboro Refinery commencing September 17, 1998.

(2) The first quarter, fourth quarter and total year 1998 operating income
    (loss) includes the unfavorable effect of inventory write-downs to market of $37,673, $133,256, and $170,929, respectively. These write-downs resulted in a reduction in income (loss) from continuing operations and net income (loss) for those quarters of $24,488, $86,616, and $111,104, respectively, and a reduction in earnings (loss) per common share of $.43, $1.55, and $1.98, respectively.

(3) Includes the operations of the Texas City, Houston and Krotz Springs refineries commencing May 1, 1997.

(4) Amounts reflect Energy's natural gas related services business as discontinued operations pursuant to the Restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Commission by April 29, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Valero Energy Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                                                                                PAGE
                                                                                                                ----

Report of independent public accountants.....................................................................    39
Consolidated balance sheets as of December 31, 1998 and 1997.................................................    40
Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.......................    41
Consolidated statements of common stock and other stockholders' equity for the years ended
     December 31, 1998, 1997 and 1996........................................................................    42
Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996...................    43
Notes to consolidated financial statements...................................................................    44

         2. FINANCIAL STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

         3. EXHIBITS. Filed as part of this Form 10-K are the following exhibits:

        2.1     --   Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E
                     Corporation, and PG&E Acquisition Corporation--incorporated by reference from Exhibit 2.1 to the Company's Registration
                     Statement on Form S-1 (File No. 333- 27013, filed May 13,
                     1997).

        2.2     --   Form of Agreement and Plan of Distribution between Valero
                     Energy Corporation and Valero Refining and Marketing
                     Company--incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

        2.3     --   Form of Tax Sharing Agreement among Valero Energy
                     Corporation, Valero Refining and Marketing Company and PG&E
                     Corporation-incorporated by reference from Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

        2.4     --   Form of Employee Benefits Agreement between Valero Energy
                     Corporation and Valero Refining and Marketing
                     Company--incorporated by reference from Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

        2.5     --   Form of Interim Services Agreement between Valero Energy
                     Corporation and Valero Refining and Marketing
                     Company--incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

        2.6     --   Stock Purchase Agreement dated as of April 22, 1997, among
                     Valero Energy Corporation, Valero Refining and Marketing
                     Company, Salomon Inc and Basis Petroleum,
                     Inc.--incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K.

        3.1     --   Amended and Restated Certificate of Incorporation of Valero
                     Energy Corporation (formerly known as Valero Refining and
                     Marketing Company)--incorporated by reference from Exhibit
                     3.1 to the Company's Registration Statement on Form S-1
                     (File No. 333-27013, filed May 13, 1997).

        3.2     --   By-Laws of Valero Energy Corporation (formerly known as
                     Valero Refining and Marketing Company)--incorporated by reference from Exhibit 3.2 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

        4.1     --   Rights Agreement between Valero Refining and Marketing
                     Company and Harris Trust and Savings Bank, as Rights
                     Agent--incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
                     333-31709, filed July 21, 1997).

        4.2     --   Amended and Restated Credit Agreement dated as of November
                     28, 1997, among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as
                     Administrative Agent, and Bank of Montreal, as Syndicating
                     Agent and Issuing Bank-- incorporated by reference from
                     Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       *4.3     --   Amendment No. 1 to Credit Agreement dated December 23,
                     1998, among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as
                     Administrative Agent, and Bank of Montreal, as Syndicating
                     Agent and Issuing Bank.

      +10.1     --   Valero Energy Corporation Executive Incentive Bonus Plan,
                     as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.1 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

      +10.2     --   Valero Energy Corporation Executive Stock Incentive Plan,
                     as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.2 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

      +10.3     --   Valero Energy Corporation Stock Option Plan, as amended,
                     dated as of April 23, 1997-- incorporated by reference from
                     Exhibit 10.3 to the Company's Registration Statement on
                     Form S-1 (File No. 333-27013, filed May 13, 1997).

      +10.4     --   Valero Energy Corporation Restricted Stock Plan for
                     Non-Employee Directors, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

      +10.5     --   Valero Energy Corporation Non-Employee Director Stock
                     Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No.
                     333-27013, filed May 13, 1997).

      +10.6     --   Executive Severance Agreement between Valero Energy
                     Corporation and William E. Greehey, dated as of December
                     15, 1982, as adopted and ratified by Valero Refining and Marketing Company--incorporated by reference from Exhibit
                     10.6 to the Company's Registration Statement on Form S-1
                     (File No. 333-27013, filed May 13, 1997).

      +10.7     --   Schedule of Executive Severance Agreements--incorporated
                     by reference from Exhibit 10.7 to the Company's
                     Registration Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).

      +10.8     --   Form of Indemnity Agreement between Valero Refining and
                     Marketing Company and William E. Greehey-incorporated by reference from Exhibit 10.8 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

      +10.9     --   Schedule of Indemnity Agreements--incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-27013, filed May 13, 1997).

      +10.10    --   Form of Incentive Bonus Agreement between Valero Refining
                     and Marketing Company and Gregory C. King--incorporated by reference from Exhibit 10.10 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

      +10.11    --   Schedule of Incentive Bonus Agreements--incorporated by
                     reference from Exhibit 10.11 to the Company's Registration
                     Statement on Form S-1 (File No. 333-27013, filed May 13,
                     1997).

      +10.12    --   Employment Agreement between Valero Refining and Marketing
                     Company and William E. Greehey, dated as of June 18,
                     1997--incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      +10.13    --   Employment Agreement between Valero Refining and Marketing
                     Company and Edward C. Benninger, dated as of June 18,
                     1997--incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      +10.14    --   Form of Management Stability Agreement between Valero
                     Energy Corporation and Gregory C. King--incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      +10.15    --   Schedule of Management Stability Agreements--incorporated
                     by reference from Exhibit 10.15 to the Company's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1997.

     *+10.16    --   Consulting Agreement between Valero Energy Corporation and
                     Edward C. Benninger, effective as of January 1, 1999.

     *+10.17    --   Letter Agreement between Valero Energy Corporation and
                     Edward C. Benninger, dated as of December 15, 1998.

      *11.1     --   Computation of Earnings Per Share.

      *12.1     --   Computation of Ratio of Earnings to Fixed Charges.

      *21.1     --   Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.

      *23.1     --   Consent of Arthur Andersen LLP, dated February 26, 1999.

      *24.1     --   Power of Attorney, dated February 25, 1999 (set forth on
                     the signatures page of this Form 10-K).

     **27.1     --   Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1998).

--------------

*    Filed herewith

+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-K in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

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

      (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

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

                                           VALERO ENERGY CORPORATION
                                           (Registrant)



                                           By  /s/ William E. Greehey
                                             ---------------------------
                                                 (William E. Greehey)
                                               Chairman of the Board and
                                                Chief Executive Officer

Date: February 25, 1999

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS WILLIAM E. GREEHEY, JOHN D. GIBBONS AND JAY D. BROWNING, OR ANY OF THEM, EACH WITH POWER TO ACT WITHOUT THE OTHER, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY OR ALL SUBSEQUENT AMENDMENTS AND SUPPLEMENTS TO THIS ANNUAL REPORT ON FORM 10-K, AND TO FILE THE SAME, OR CAUSE TO BE FILED THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO EACH SAID ATTORNEY-IN- FACT AND AGENT FULL POWER TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, HEREBY QUALIFYING AND CONFIRMING ALL THAT SAID ATTORNEY-IN-FACT AND AGENT OR HIS SUBSTITUTE OR SUBSTITUTES MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


           SIGNATURE                                          TITLE                                    DATE
           ---------                                          -----                                    ----

                                                    Director, Chairman of the
                                                   Board, President and Chief
                                                  Executive Officer (Principal
/s/ William E. Greehey                                 Executive Officer)                     February 25, 1999
----------------------------------
     (William E. Greehey)


                                                     Chief Financial Officer
                                                    (Principal Financial and
/s/ John D. Gibbons                                    Accounting Officer)                    February 25, 1999
----------------------------------
     (John D. Gibbons)



/s/ Edward C. Benninger                                     Director                          February 25, 1999
----------------------------------
     (Edward C. Benninger)



/s/ Ronald K. Calgaard                                      Director                          February 25, 1999
----------------------------------
     (Ronald K. Calgaard)



                                                            Director
----------------------------------
     (Robert G. Dettmer)



 /s/ Ruben M. Escobedo                                      Director                          February 25, 1999
----------------------------------
     (Ruben M. Escobedo)



/s/ James L. Johnson                                        Director                          February 25, 1999
----------------------------------
     (James L. Johnson)



/s/ Lowell H. Lebermann                                     Director                          February 25, 1999
----------------------------------
     (Lowell H. Lebermann)




/s/ Susan Kaufman Purcell                                   Director                          February 25, 1999
----------------------------------
     (Susan Kaufman Purcell)

                                 EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
2.1     --   Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E
             Corporation, and PG&E Acquisition Corporation--incorporated by reference from Exhibit 2.1 to the Company's Registration
             Statement on Form S-1 (File No. 333- 27013, filed May 13,
             1997).

2.2     --   Form of Agreement and Plan of Distribution between Valero
             Energy Corporation and Valero Refining and Marketing
             Company--incorporated by reference from Exhibit 2.2 to the
             Company's Registration Statement on Form S-1 (File No.
             333-27013, filed May 13, 1997).

Exhibit
Number         Description
-------        -----------
  2.3     --   Form of Tax Sharing Agreement among Valero Energy
               Corporation, Valero Refining and Marketing Company and PG&E
               Corporation-incorporated by reference from Exhibit 2.3 to
               the Company's Registration Statement on Form S-1 (File No.
               333-27013, filed May 13, 1997).

  2.4     --   Form of Employee Benefits Agreement between Valero Energy
               Corporation and Valero Refining and Marketing
               Company--incorporated by reference from Exhibit 2.4 to the
               Company's Registration Statement on Form S-1 (File No.
               333-27013, filed May 13, 1997).

  2.5     --   Form of Interim Services Agreement between Valero Energy
               Corporation and Valero Refining and Marketing
               Company--incorporated by reference from Exhibit 2.5 to the
               Company's Registration Statement on Form S-1 (File No.
               333-27013, filed May 13, 1997).

  2.6     --   Stock Purchase Agreement dated as of April 22, 1997, among
               Valero Energy Corporation, Valero Refining and Marketing
               Company, Salomon Inc and Basis Petroleum,
               Inc.--incorporated by reference from Exhibit 2.1 to the
               Company's Current Report on Form 8-K.

  3.1     --   Amended and Restated Certificate of Incorporation of Valero
               Energy Corporation (formerly known as Valero Refining and
               Marketing Company)--incorporated by reference from Exhibit
               3.1 to the Company's Registration Statement on Form S-1
               (File No. 333-27013, filed May 13, 1997).

  3.2     --   By-Laws of Valero Energy Corporation (formerly known as
               Valero Refining and Marketing Company)--incorporated by
               reference from Exhibit 3.2 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

  4.1     --   Rights Agreement between Valero Refining and Marketing
               Company and Harris Trust and Savings Bank, as Rights
               Agent--incorporated by reference from Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 (File No.
               333-31709, filed July 21, 1997).

  4.2     --   Amended and Restated Credit Agreement dated as of November
               28, 1997, among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as
               Administrative Agent, and Bank of Montreal, as Syndicating
               Agent and Issuing Bank-- incorporated by reference from
               Exhibit 4.2 to the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997.

 *4.3     --   Amendment No. 1 to Credit Agreement dated December 23,
               1998, among Valero Energy Corporation, the Banks listed
               therein, Morgan Guaranty Trust Company of New York, as
               Administrative Agent, and Bank of Montreal, as Syndicating
               Agent and Issuing Bank.

+10.1     --   Valero Energy Corporation Executive Incentive Bonus Plan,
               as amended, dated as of April 23, 1997--incorporated by
               reference from Exhibit 10.1 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

+10.2     --   Valero Energy Corporation Executive Stock Incentive Plan,
               as amended, dated as of April 23, 1997--incorporated by
               reference from Exhibit 10.2 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

Exhibit
Number         Description
-------        -----------
+10.3     --   Valero Energy Corporation Stock Option Plan, as amended,
               dated as of April 23, 1997-- incorporated by reference from
               Exhibit 10.3 to the Company's Registration Statement on
               Form S-1 (File No. 333-27013, filed May 13, 1997).

+10.4     --   Valero Energy Corporation Restricted Stock Plan for
               Non-Employee Directors, as amended, dated as of April 23,
               1997--incorporated by reference from Exhibit 10.4 to the
               Company's Registration Statement on Form S-1 (File No.
               333-27013, filed May 13, 1997).

+10.5     --   Valero Energy Corporation Non-Employee Director Stock
               Option Plan, as amended, dated as of April 23,
               1997--incorporated by reference from Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 (File No.
               333-27013, filed May 13, 1997).

+10.6     --   Executive Severance Agreement between Valero Energy
               Corporation and William E. Greehey, dated as of December
               15, 1982, as adopted and ratified by Valero Refining and
               Marketing Company--incorporated by reference from Exhibit
               10.6 to the Company's Registration Statement on Form S-1
               (File No. 333-27013, filed May 13, 1997).

+10.7     --   Schedule of Executive Severance Agreements--incorporated
               by reference from Exhibit 10.7 to the Company's
               Registration Statement on Form S-1 (File No. 333-27013,
               filed May 13, 1997).

+10.8     --   Form of Indemnity Agreement between Valero Refining and
               Marketing Company and William E. Greehey-incorporated by
               reference from Exhibit 10.8 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

+10.9     --   Schedule of Indemnity Agreements--incorporated by reference from Exhibit 10.9 to the Company's Registration Statement
               on Form S-1 (File No. 333-27013, filed May 13, 1997).

+10.10    --   Form of Incentive Bonus Agreement between Valero Refining
               and Marketing Company and Gregory C. King--incorporated by reference from Exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

+10.11    --   Schedule of Incentive Bonus Agreements--incorporated by
               reference from Exhibit 10.11 to the Company's Registration
               Statement on Form S-1 (File No. 333-27013, filed May 13,
               1997).

+10.12    --   Employment Agreement between Valero Refining and Marketing
               Company and William E. Greehey, dated as of June 18,
               1997--incorporated by reference from Exhibit 10.12 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997.

+10.13    --   Employment Agreement between Valero Refining and Marketing
               Company and Edward C. Benninger, dated as of June 18,
               1997--incorporated by reference from Exhibit 10.13 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1997.

Exhibit
Number          Description
-------         -----------
 +10.14    --   Form of Management Stability Agreement between Valero
                Energy Corporation and Gregory C. King--incorporated by
                reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

 +10.15    --   Schedule of Management Stability Agreements--incorporated
                by reference from Exhibit 10.15 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1997.

*+10.16    --   Consulting Agreement between Valero Energy Corporation and
                Edward C. Benninger, effective as of January 1, 1999.

*+10.17    --   Letter Agreement between Valero Energy Corporation and
                Edward C. Benninger, dated as of December 15, 1998.

 *11.1     --   Computation of Earnings Per Share.

 *12.1     --   Computation of Ratio of Earnings to Fixed Charges.

 *21.1     --   Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.

 *23.1     --   Consent of Arthur Andersen LLP, dated February 26, 1999.

 *24.1     --   Power of Attorney, dated February 25, 1999 (set forth on
                the signatures page of this Form 10-K).

**27.1     --   Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1998).

--------------

*    Filed herewith

+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-K in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

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

      (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.