Form 10-Q
period 1999-03-31
VALERO ENERGY CORP/TX
filed 1999-05-14
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   --------------------

                         Commission file number 1-13175

                                   ----------

                            VALERO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                              74-1828067
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                                One Valero Place
                               San Antonio, Texas
                    (Address of principal executive offices)
                                      78212
                                   (Zip Code)

                                 (210) 370-2000
              (Registrant's telephone number, including area code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

                                   ----------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 1, 1999.

                                                        Number of
                                                         Shares
                  Title of Class                      Outstanding
                  --------------                      -----------
           Common Stock, $.01 Par Value                56,145,483

================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - March 31, 1999 and December 31, 1998....................  3

      Consolidated Statements of Income - For the Three Months Ended
        March 31, 1999 and 1998.............................................................  4

      Consolidated Statements of Cash Flows - For the Three Months Ended
        March 31, 1999 and 1998.............................................................  5

      Notes to Consolidated Financial Statements............................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................................. 11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................... 20

PART II.  OTHER INFORMATION................................................................. 23

  Item 6.  Exhibits and Reports on Form 8-K................................................. 23

SIGNATURE................................................................................... 24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                             March 31,
                                                                               1999          December 31,
                                                                            (Unaudited)         1998
                                                                            -----------      ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments .................................     $    13,343      $    11,199
  Receivables, less allowance for doubtful accounts of
    $1,375 (1999) and $1,150 (1998) ...................................         296,925          283,456
  Inventories .........................................................         299,472          316,405
  Current deferred income tax assets ..................................          58,052            4,851
  Prepaid expenses and other ..........................................          25,342           23,799
                                                                            -----------      -----------
                                                                                693,134          639,710
                                                                            -----------      -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $164,533 (1999)
  and $179,136 (1998), at cost ........................................       2,608,488        2,572,190
    Less:  Accumulated depreciation ...................................         633,725          612,847
                                                                            -----------      -----------
                                                                              1,974,763        1,959,343
                                                                            -----------      -----------
DEFERRED CHARGES AND OTHER ASSETS .....................................         146,501          126,611
                                                                            -----------      -----------
                                                                            $ 2,814,398      $ 2,725,664
                                                                            ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt .....................................................     $    63,000      $   160,000
  Accounts payable ....................................................         405,144          283,183
  Accrued expenses ....................................................          45,527           54,561
                                                                            -----------      -----------
                                                                                513,671          497,744
                                                                            -----------      -----------
LONG-TERM DEBT ........................................................         846,421          822,335
                                                                            -----------      -----------
DEFERRED INCOME TAXES .................................................         262,290          210,389
                                                                            -----------      -----------
DEFERRED CREDITS AND OTHER LIABILITIES ................................         111,437          109,909
                                                                            -----------      -----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 56,314,798 (1999 and 1998) shares ..........................             563              563
  Additional paid-in capital ..........................................       1,105,615        1,112,726
  Accumulated deficit .................................................         (20,334)         (17,618)
  Treasury stock, 198,444 (1999) and 378,130 (1998) shares, at cost ...          (5,265)         (10,384)
                                                                            -----------      -----------
                                                                              1,080,579        1,085,287
                                                                            -----------      -----------
                                                                            $ 2,814,398      $ 2,725,664
                                                                            ===========      ===========


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------      -----------
OPERATING REVENUES ..........................................     $ 1,337,103      $ 1,362,359
                                                                  -----------      -----------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ......................       1,287,347        1,292,269
  Write-down of inventories to market value .................              --           37,673
  Selling and administrative expenses .......................          18,188           17,330
  Depreciation expense ......................................          23,048           17,504
                                                                  -----------      -----------
    Total ...................................................       1,328,583        1,364,776
                                                                  -----------      -----------

OPERATING INCOME (LOSS) .....................................           8,520           (2,417)

OTHER EXPENSE, NET ..........................................             (79)             (45)

INTEREST AND DEBT EXPENSE:
  Incurred ..................................................         (14,288)          (7,576)
  Capitalized ...............................................           1,831              754
                                                                  -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT ..............................          (4,016)          (9,284)

INCOME TAX BENEFIT ..........................................          (1,300)          (3,400)
                                                                  -----------      -----------

NET LOSS ....................................................     $    (2,716)     $    (5,884)
                                                                  ===========      ===========

LOSS PER SHARE OF COMMON STOCK (basic and diluted) ..........     $      (.05)     $      (.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands) ...          56,057           56,149

DIVIDENDS PER SHARE OF COMMON STOCK .........................     $       .08      $       .08


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  1999           1998
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................     $  (2,716)     $  (5,884)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation expense ................................        23,048         17,504
      Amortization of deferred charges and other, net .....        13,827          8,108
      Write-down of inventories to market value ...........            --         37,673
      Changes in current assets and current liabilities ...       113,981         (1,320)
      Deferred income tax benefit .........................        (1,300)        (7,700)
      Changes in deferred items and other, net ............         1,579         (1,039)
                                                                ---------      ---------
        Net cash provided by operating activities .........       148,419         47,342
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................       (38,871)       (33,158)
  Deferred turnaround and catalyst costs ..................       (30,053)       (32,140)
  Other, net ..............................................          (150)           484
                                                                ---------      ---------
    Net cash used in investing activities .................       (69,074)       (64,814)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net .............       (97,000)        53,000
  Long-term borrowings ....................................       448,323         93,500
  Long-term debt reduction ................................      (426,000)      (125,000)
  Common stock dividends ..................................        (4,486)        (4,491)
  Issuance of common stock ................................         2,586            526
  Purchase of treasury stock ..............................          (624)          (190)
                                                                ---------      ---------
    Net cash provided by (used in) financing activities ...       (77,201)        17,345
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS ........................................         2,144           (127)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD .....................................        11,199          9,935
                                                                ---------      ---------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ...........................................     $  13,343      $   9,808
                                                                =========      =========


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Valero") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior period amounts have been reclassified for comparative purposes.

2.  ACQUISITION OF PAULSBORO REFINERY

         On September 16, 1998, the Company and Mobil Oil Corporation ("Mobil") entered into an asset sale and purchase agreement for the acquisition by the Company of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day ("BPD") refinery in Paulsboro, New Jersey ("Paulsboro Refinery"). The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values, pending the completion of an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statement of Income for the three months ended March 31, 1998 does not include the results of operations of the Paulsboro Refinery.

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

         In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three-year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of March 31, 1999, the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Company has recorded approximately $20 million in Accrued Expenses and Deferred Credits and Other Liabilities representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 20 years.

         The following unaudited pro forma financial information of the Company for the three months ended March 31, 1998 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of such period. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

     Operating revenues....................................      $1,640,118
     Operating income......................................           7,182
     Net loss..............................................          (3,282)
     Loss per common share (basic and diluted).............            (.06)

3.  INVENTORIES

         Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale determined under the weighted average cost method. During the first quarter of 1999, LIFO inventory quantities were reduced causing prior year LIFO costs, which were lower than current year replacement costs, to be charged to cost of sales. This LIFO liquidation resulted in a decrease in cost of sales of $10.5 million and a decrease in the net loss of $6.8 million, or $.12 per share. At March 31, 1999, the replacement cost of the Company's LIFO inventories exceeded their LIFO carrying values by approximately $74 million. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1999 and December 31, 1998 were as follows (in thousands):

                                              March 31,    December 31,
                                                1999         1998
                                              ---------    ------------
     Refinery feedstocks ................     $ 77,555     $ 80,036
     Refined products and blendstocks ...      160,984      174,125
     Materials and supplies .............       60,933       62,244
                                              --------     --------
                                              $299,472     $316,405
                                              ========     ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, the net loss has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude, among other things, a $37.7 million noncash write-down of inventory to market value in the first quarter of 1998 and changes in cash and temporary cash investments, current deferred income tax assets and short-term debt.

                                           Three Months Ended
                                                March 31,
                                        ------------------------
                                           1999           1998
                                        ---------      ---------
     Receivables, net .............     $ (13,463)     $  94,763
     Inventories ..................        16,060        (16,403)
     Prepaid expenses and other ...        (1,543)        (8,247)
     Accounts payable .............       121,961        (61,127)
     Accrued expenses .............        (9,034)       (10,306)
                                        ---------      ---------
        Total .....................     $ 113,981      $  (1,320)
                                        =========      =========

         Cash flows related to interest and income taxes were as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1999       1998
                                                       ------     ------
     Interest paid (net of amount capitalized) ...     $6,989     $4,699
     Income tax refunds received .................      7,212      9,000
     Income taxes paid ...........................          5      3,504

5.  LONG-TERM DEBT

         In March 1999, the Company refinanced $25 million of its Series 1998 taxable, variable rate Waste Disposal Revenue Bonds with tax-exempt bonds. These Series 1999 tax-exempt bonds have a fixed interest rate of 5.7% and mature on April 1, 2032.

         Also in March 1999, the Company completed a public offering of $300 million principal amount of 7 3/8% notes which are due on March 15, 2006. The notes were issued under the Company's $600 million universal shelf registration statement which was previously declared effective by the SEC on June 30, 1998. Net proceeds from the financing of approximately $297.5 million were used to pay down borrowings under the Company's revolving bank credit facility.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

6.  EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows (dollars and shares in thousands, except per share amounts):

                                                               Three Months Ended March 31,
                                            ----------------------------------------------------------------------
                                                           1999                                1998
                                            --------------------------------      --------------------------------
                                                                      Per-                                  Per-
                                              Net                     Share         Net                     Share
                                             Loss        Shares       Amt.         Loss        Shares        Amt.
                                            -------      -------     -------      -------      -------     -------
Net loss, shares, and basic and diluted
    earnings per share ...................  $(2,716)      56,057     $  (.05)     $(5,884)      56,149     $  (.11)
                                            =======      =======     =======      =======      =======     =======

         Because the Company reported a net loss for the three months ended March 31, 1999 and 1998, various stock options and performance awards which were granted to employees in connection with the Company's stock compensation plans and were outstanding during such periods were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At March 31, 1999 and 1998, options to purchase approximately 6.4 million and 4.4 million common shares, respectively, and performance awards totaling approximately 317,000 and 121,000 common shares, respectively, were outstanding.

7.  NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining when to capitalize or expense costs incurred to develop or obtain internal-use software. This statement became effective for the Company's financial statements beginning January 1, 1999, with its requirements applied to costs incurred on or after such date. The adoption of this SOP did not have a material effect on the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement becomes effective for the Company's financial statements beginning January 1, 2000 and is not allowed to be applied retroactively to financial statements of prior periods. At such effective date, SFAS No. 133 must be applied to (i) all freestanding derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that exist at such date and were issued, acquired, or substantially modified after December 31, 1997 (and, at the Company's election, that were issued or acquired before January 1, 1998 and not substantively modified thereafter). The Company is currently evaluating the impact on its financial statements of adopting this

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES statement. Adoption of this statement could result in increased volatility in the Company's earnings and other comprehensive income.

8.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy"). Energy was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Energy spun off Valero to Energy's stockholders and merged its remaining natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E") (the "Restructuring"). Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied, but Energy has filed an appeal. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now owns both Teco and Energy, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

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

9.  SUBSEQUENT EVENTS

         On April 29, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable June 8, 1999, to holders of record at the close of business on May 11, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Three Months Ended March 31,
                                                       -----------------------------------------------------------------
                                                                                                      Change
                                                                                            ----------------------------
                                                          1999            1998 (1)            Amount              %
                                                       -----------      -----------         -----------      -----------
Operating revenues ...............................     $ 1,337,103      $ 1,362,359         $   (25,256)              (2)%
Cost of sales ....................................      (1,154,960)      (1,187,776)             32,816                3
Operating costs:
    Cash (fixed and variable) ....................        (119,442)         (96,764)            (22,678)             (23)
    Depreciation and amortization ................         (35,127)         (24,939)            (10,188)             (41)
Selling and administrative expenses (including
    related depreciation expense) ................         (19,054)         (17,624)             (1,430)              (8)
                                                       -----------      -----------         -----------
Operating income, before inventory write-down ....           8,520           35,256             (26,736)             (76)
Write-down of inventories to market value ........              --          (37,673)             37,673              100
                                                       -----------      -----------         -----------
    Total operating income (loss) ................     $     8,520      $    (2,417)        $    10,937              453
                                                       ===========      ===========         ===========

Other expense, net ...............................     $       (79)     $       (45)        $       (34)             (76)
Interest and debt expense, net ...................     $   (12,457)     $    (6,822)        $    (5,635)             (83)
Income tax benefit ...............................     $     1,300      $     3,400         $    (2,100)             (62)
Net loss .........................................     $    (2,716)     $    (5,884)        $     3,168               54
Loss per share of common stock ...................     $      (.05)     $      (.11)        $       .06               55

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ..................     $    45,111      $    60,758(2)      $   (15,647)             (26)
Ratio of EBITDA to interest incurred .............             3.2x             8.0x               (4.8)x            (60)

----------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.

(2) Excludes the $37.7 million pre-tax write-down of inventories to market value.

                              OPERATING HIGHLIGHTS

                                                              Three Months Ended March 31,
                                                        -------------------------------------------
                                                                                        Change
                                                                                  -----------------
                                                        1999        1998 (1)      Amount        %
                                                        -----       --------      ------      -----
Sales volumes (Mbbls per day) .....................     1,050          817          233          29%
Throughput volumes (Mbbls per day) ................       698(2)       527          171          32
Average throughput margin per barrel ..............     $2.90        $3.68(3)     $(.78)        (21)
Operating costs per barrel:
    Cash (fixed and variable) .....................     $1.90        $2.04        $(.14)         (7)
    Depreciation and amortization .................       .56          .53          .03           6
                                                        -----        -----        -----
        Total operating costs per barrel ..........     $2.46        $2.57        $(.11)         (4)
                                                        =====        =====        =====

Charges:
    Crude oils:
        Sour ......................................        51%          34%          17%         50%
        Heavy sweet ...............................        11           16           (5)        (31)
        Light sweet ...............................        10           13           (3)        (23)
                                                        -----        -----        -----
            Total crude oils ......................        72           63            9          14
    High-sulfur residual fuel oil ("resid") .......         3           12           (9)        (75)
    Low-sulfur resid ..............................         4            4           --          --
    Other feedstocks and blendstocks ..............        21           21           --          --
                                                        -----        -----        -----
        Total charges .............................       100%         100%          --%         --
                                                        =====        =====        =====

Yields:
    Finished gasolines and gasoline blendstocks ...        51%          53%          (2)%        (4)
    Distillates ...................................        31           27            4          15
    Petrochemicals ................................         4            5           (1)        (20)
    Lubes and asphalts ............................         2           --            2          --
    Other products ................................        12           15           (3)        (20)
                                                        -----        -----        -----
        Total yields ..............................       100%         100%          --%         --
                                                        =====        =====        =====


                AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
                     (U.S. GULF COAST) (DOLLARS PER BARREL)

                                                                           Three Months Ended March 31,
                                                                      ----------------------------------------
                                                                                                   Change
                                                                                             -----------------
                                                                       1999        1998      Amount        %
                                                                      ------      ------     ------      ----
Feedstocks:
    West Texas Intermediate ("WTI") crude oil ...................     $13.05      $15.95     $(2.90)      (18)%
    WTI less sour crude oil (Arab medium) (4) ...................     $ 3.05      $ 3.25     $ (.20)       (6)
    WTI less heavy sweet crude oil (Cabinda plus freight) (4) ...     $  .97      $ 1.64     $ (.67)      (41)
    WTI less high-sulfur resid (Singapore plus freight) (4) .....     $ 1.00      $ 3.85     $(2.85)      (74)

Products:
    Conventional 87 gasoline less WTI ...........................     $ 1.67      $ 2.82     $(1.15)      (41)
    No. 2 fuel oil less WTI .....................................     $  .31      $ 1.78     $(1.47)      (83)
    Propylene less WTI ..........................................     $ (.30)     $ 3.89     $(4.19)     (108)

----------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.

(2)  Includes 174 Mbbls per day related to the Paulsboro Refinery.

(3) Excludes an $.80 per barrel reduction resulting from the effect of the $37.7 million pre-tax write-down of inventories to market value.

(4)  Excludes $.25 to $.50 per barrel for other delivery-related costs.

         The Company reported a net loss for the first quarter of 1999 of $2.7 million, or $.05 per share, compared to a net loss of $5.9 million, or $.11 per share, for the first quarter of 1998. The first quarter 1998 results were reduced by a $37.7 million ($23.9 million after-tax, or $.43 per share) write-down in the carrying amount of the Company's refinery inventories resulting from a significant decline in feedstock and refined product prices during the quarter. Excluding the effect of the 1998 inventory write-down, first quarter 1999 results were below first quarter 1998 levels due to a carryover from 1998 into January and February 1999 of extremely weak refining industry fundamentals, the effect of significant downtime at the Company's Corpus Christi refinery in early 1999 due to a major maintenance turnaround and expansion of the heavy oil cracker and related units, and increased interest expense. Partially offsetting the decreases in income resulting from these factors were significant improvements in industry conditions in March 1999, increased benefits from the Company's price risk management activities, and a benefit to income related to a permanent reduction in LIFO inventories during the first quarter of 1999 (see Note 3 of Notes to Consolidated Financial Statements).

         Operating revenues decreased $25.3 million, or 2%, to $1.34 billion during the first quarter of 1999 compared to the same period in 1998 due to a $4.36, or 24%, decrease in the average sales price per barrel partially offset by a 29% increase in average daily sales volumes. The decrease in sales prices was due to a continuation from 1998 of excess crude oil and refined product inventories which resulted in depressed refined product prices, particularly in January and February of 1999. Sales prices increased dramatically in March 1999, however, as a result of several factors, including a decision by OPEC to significantly reduce crude oil production, and a reduction in refined product inventories due to, among other things, lower refinery run rates resulting primarily from numerous refinery outages on the West Coast. The increase in sales volumes was due primarily to additional volumes attributable to the September 1998 acquisition of the Paulsboro Refinery and, to a lesser extent, to the reduction in inventories in the first quarter of 1999 noted above.

         Excluding the effect of the $37.7 million inventory write-down in the first quarter of 1998 described above, operating income decreased $26.7 million to $8.5 million during the first quarter of 1999 compared to the first quarter of 1998. This decrease in operating income was due primarily to an approximate $33 million increase in operating costs (including related depreciation expense) primarily because of the acquisition of the Paulsboro Refinery as discussed further below, partially offset by a $7.6 million increase in total throughput margins.

         Total throughput margins increased due in large part to the contribution from the Paulsboro Refinery. However, throughput margins were negatively affected, both in total and on a per-barrel basis, by (i) significantly lower gasoline and distillate margins resulting primarily from the depressed industry conditions noted above in the discussion of operating revenues, (ii) a decrease in feedstock discounts relative to WTI primarily due to an 18% decrease in the price of WTI resulting from the excess crude oil inventories noted above, (iii) lower petrochemical margins resulting from continuing depressed demand for petrochemical feedstocks due to the Asian economic crisis, and (iv) lower contributions from the Company's interest in the Clear Lake Methanol Plant. The negative effect on throughput margins resulting from the changes in gasoline and distillate margins and feedstock discounts was partially offset by an approximate $34 million increase in benefits from the Company's price risk management program, including an approximate $13 million increase in gains from trading activities, and a $10.5 million benefit resulting from the liquidation of LIFO inventories in the first quarter of 1999.

         The increase in operating costs was attributable to the Paulsboro Refinery acquired in September 1998. Excluding the effect of the Paulsboro Refinery, total operating costs decreased approximately $3 million due to a $9 million reduction in cash operating expenses resulting mainly from lower maintenance and fuel costs, partially offset by a $6 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs.

         Net interest and debt expense increased $5.6 million, or 83%, to $12.5 million during the first quarter of 1999 compared to the same period in 1998 due primarily to an increase in borrowings resulting from the acquisition of the Paulsboro Refinery in September 1998.

         The income tax benefit during the first quarter of 1999 decreased $2.1 million compared to the income tax benefit during the first quarter of 1998 due primarily to a decrease in the pre-tax loss.

OUTLOOK

         Although gasoline margins thus far in the second quarter of 1999 have improved from average first quarter levels, they are well below average historical levels and below the second quarter of 1998 as well. In addition, heating oil margins have been negative thus far in the second quarter of 1999 and are below both historical averages for this time of year and first quarter 1999's depressed level. If these trends continue, earnings for the second quarter of 1999 will be significantly lower than earnings reported for the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $101.1 million during the first quarter of 1999 compared to the same period in 1998 due primarily to a $115.3 million decrease in the amount of cash utilized for working capital purposes, as detailed in Note 4 of Notes to Consolidated Financial Statements, partially offset by the decrease in earnings, excluding the effects of non-cash items, discussed above under "Results of Operations." In the first quarter of 1999, both accounts receivable and accounts payable increased due to a significant increase in commodity prices from December 31, 1998 to March 31, 1999. Combined with concerted efforts by the Company during such quarter to (i) collect accounts receivable, which helped reduce the increase in receivables resulting from higher commodity prices, and (ii) reduce inventory levels, the Company realized a net decrease in cash utilized for working capital purposes in the 1999 period of approximately $114 million. Included in the changes in current assets and current liabilities for the 1998 period was a substantial decrease in both accounts receivable and accounts payable due primarily to a reduction in commodity prices during that quarter. During the first quarter of 1999, cash provided by operating activities (approximately $148 million) and proceeds from the issuance of the 7 3/8% notes described in Note 5 of Notes to Consolidated Financial Statements (approximately $298 million) were utilized to reduce bank borrowings, fund capital expenditures and deferred turnaround and catalyst costs, and pay common stock dividends.

         The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of March 31, 1999, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $225 million. The Company also has numerous uncommitted short-term bank credit facilities under which amounts up to $145 million may be borrowed, along with several uncommitted bank letter of credit facilities totaling $285 million. As of March 31, 1999, $63 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $1 million were outstanding under the uncommitted letter of credit facilities.

         During the first quarter of 1999, the Company reduced its exposure to increases in interest rates and increased its financial flexibility by (i) refinancing $25 million of its taxable, variable rate industrial revenue bonds with tax-exempt 5.7% fixed rate bonds and (ii) issuing $300 million of seven-year 7 3/8% notes under its $600 million shelf registration statement. Net proceeds from the issuance of the notes were used to reduce variable rate bank borrowings. See Note 5 of Notes to Consolidated Financial Statements.

         As of March 31, 1999, the Company's debt to capitalization ratio decreased to 45.7% from 47.5% as of December 31, 1998 due to the items noted above. The Company was in compliance with all covenants contained in its various debt facilities as of March 31, 1999.

         During the first quarter of 1999, the Company expended approximately $69 million for capital investments, including (i) capital expenditures of $39 million and (ii) deferred turnaround and catalyst costs of $30 million related primarily to a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi refinery. For total year 1999, the Company currently expects to incur approximately $150 million for capital investments, including approximately $85 million for capital expenditures and approximately $65 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $20 million for computer system projects and approximately $10 million for projects related to environmental control and protection.

         Dividends on the Company's Common Stock are considered quarterly by the Company's Board of Directors, are determined by the Board on the basis of earnings and cash flows, and may be paid only when approved by the Board. On April 29, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable June 8, 1999, to holders of record at the close of business on May 11, 1999.

         The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements or offerings under its universal shelf registration statement that may occur from time to time, the Company has no other specific financing plans.

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 7 of Notes to Consolidated Financial Statements, various new financial accounting pronouncements have been issued by the AICPA and FASB which either became effective for the Company's financial statements beginning in 1999 or become effective in 2000. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these statements has not had a material effect on the Company's consolidated financial statements.

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

                                                                                               Scheduled
                               Compliance Plan Phase                                        Completion Date
                               ---------------------                                        ---------------
o    Form internal Year 2000 organizations, both at the corporate and refinery level,
         to pursue relevant action plans.                                                      Completed
o    Inventory affected systems and services for all business areas and prioritize the importance of each particular system to the Company and its operations
         as either high, medium, or low priority.                                              Completed*
o    Assess the compliance of inventoried items by contacting the vendor or
         manufacturer to determine whether the system is Year 2000 compliant.                  Completed*
o    Develop action plans to remediate (fix, replace, or discard) each of the non-compliant high and medium priority items (those items believed by the Company to have a risk involving the safety of individuals, significant damage to equipment, the environment, or communications,
         or a significant loss of revenues).                                                   Completed*
o    Remediate the non-compliant high and medium priority items by implementing
         the plans developed above.                                                            8/31/99
o    Validate Year 2000 compliance by testing, wherever possible, all high and
         medium priority items.                                                                8/31/99
o    Develop contingency plans for (i) the most critical high-priority items, even if validated as compliant, and (ii) all high and medium priority items that cannot
         be tested.                                                                            9/30/99

----------
* Although the Company-wide inventory, assessment and planning phases have been completed, other non-compliant items may be discovered during the remediation and testing phases.

         The Company currently anticipates that completion of its Year 2000 compliance plan will be performed primarily by Company personnel. However, in certain cases, outside contractors or consultants have been engaged to assist in the Company's Year 2000 efforts and may be required in the future. Presently, no significant IT projects have been delayed due to the implementation of the Company's Year 2000 compliance plan. The following table indicates, as of May 7, 1999, the status of the Company's progress in completing its compliance plan. The percentages reported below represent the estimated percentage of total inventoried items (high, medium and low priority items for Business Systems and Office Facilities/Aviation, and high and medium priority items for Plant Facilities) that are now remediated or tested, as the case may be.

                                       Remediated    Tested
                                       ----------    ------
     Business Systems .............        92%        73%
     Office Facilities/Aviation ...        96         96
     Plant Facilities .............        99         28

         The percent remediated for Business Systems shown in the table above declined from 94% as disclosed in the Company's Form 10-K for the year ended December 31, 1998 due primarily to the inclusion of low priority items in the above amount which were excluded from the prior disclosure.

         In addition to the major business areas described above, the Company's External Service Providers (third-party relationships material to the Company's operations, including (i) service providers for the Company's Business Systems, Plant Facilities and Office Facilities/Aviation described above, (ii) "supply" relationships such as major suppliers of refinery feedstocks, (iii) "marketing" relationships such as major customers and pricing services, and (iv) "logistics" relationships such as pipelines, terminals, ships, barges and storage facilities) could equally be affected by the Year 2000 problem, which in turn could have an impact on the Company's business. For that reason, Year 2000 compliance of the External Service Providers which the Company believes to be critical is also being assessed as part of the Company's Year 2000 compliance plan. Over 650 Year 2000 questionnaires have been sent to high, medium and low-priority External Service Providers. An additional 100 questionnaires have been sent to External Service Providers deemed to be critical. As of May 7, 1999, responses have been received for approximately 64% of the total questionnaires sent (83% of critical service providers). A risk assessment of the responses is expected to be completed by August 31, 1999 and contingency plans are expected to be developed for all critical External Service Providers by September 30, 1999. Contingency plans may also be developed for certain External Service Providers not deemed to be critical depending upon their priority and level of risk.

COSTS

         Total external costs incurred to date in connection with the completion of the Company's Year 2000 compliance plan are approximately $800,000. The estimated total external costs to complete the Company's Year 2000 compliance plan are currently estimated to be approximately $4 million. The Company does not separately track internal costs, principally consisting of payroll and related costs for its information systems group and certain other employees, incurred in connection with its Year 2000 compliance efforts. The above amounts do not include costs associated with the implementation of the new client/server based systems described under "State of Readiness."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         The Company is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in the Company's refining operations. In order to reduce the risks of these price fluctuations, the Company uses derivative commodity instruments to hedge refinery feedstock and refined product inventories to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. The Company also uses derivative commodity instruments to hedge the price risk of anticipated transactions. Such transactions include anticipated feedstock, product and natural gas purchases, and product sales. These instruments are used to lock in purchase or sales prices or components of refining operating margins, including feedstock discounts, crack spreads (i.e., the difference between the price of crude oil and conventional gasoline or heating oil) and premium product differentials. In addition, the Company uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used in the Company's hedging and trading activities described above include price swaps, options, and futures contracts. The Company's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with the Company's stated risk management policy which has been approved by the Company's Board of Directors.

         The following table provides information about the Company's derivative commodity instruments, which mature in 1999, held to hedge refining inventories as of March 31, 1999 (dollars in thousands, except per barrel amounts).

                                                             Fixed Price
                                                      ------------------------
                                                       Payor          Receiver
                                                      --------        --------
      Futures:
          Volumes (Mbbls) ....................           8,091           8,126
          Weighted average price (per bbl) ...        $  15.59        $  15.49
          Contract amount ....................        $126,156        $125,844
          Fair value .........................        $136,730        $141,125

         The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock, product and natural gas fuel purchases, product sales and refining margins as of March 31, 1999 and which mature in 1999 or 2000 (dollars in thousands, except amounts per barrel or per million British thermal units ("MMBtu")). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                         Mature in 1999                   Mature in 2000
                                                                   ---------------------------     --------------------------
                                                                          Fixed Price                      Fixed Price
                                                                   ---------------------------     --------------------------
                                                                     Payor           Receiver        Payor          Receiver
                                                                   ---------         ---------     ---------        ---------
         Swaps:
             Notional volumes (Mbbls) .....................            1,800             4,550            --            2,100
             Weighted average pay price (per bbl) .........        $     .63         $     .47            --        $    2.20
             Weighted average receive price (per bbl) .....        $     .65         $     .45            --        $    2.19
             Fair value ...................................        $      33         $     (75)           --        $     (13)

             Notional volumes (MMBtus) ....................            1,530             1,530            --               --
             Weighted average pay price (per MMBtu) .......        $    2.13         $    2.01            --               --
             Weighted average receive price (per MMBtu) ...        $    2.01         $    2.32            --               --
             Fair value ...................................        $    (178)        $     469            --               --

         Futures:
             Volumes (Mbbls) ..............................            5,254             1,425            --               --
             Weighted average price (per bbl) .............        $   18.63         $   18.26            --               --
             Contract amount ..............................        $  97,869         $  26,023            --               --
             Fair value ...................................        $ 101,239         $  27,702            --               --

         In addition to the above, as of March 31, 1999, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002 with notional volumes totaling approximately 7.5 million barrels, a weighted average pay price of $20.11 per barrel, a weighted average receive price of $16.26 per barrel, and a net unrecognized negative fair value of approximately $6 million.

         The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of March 31, 1999 and which mature in 1999 or 2000 (dollars in thousands, except per barrel amounts). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                       Mature in 1999                    Mature in 2000
                                                                 --------------------------         --------------------------
                                                                        Fixed Price                        Fixed Price
                                                                 --------------------------         --------------------------
                                                                   Payor          Receiver            Payor          Receiver
                                                                 ---------        ---------         ---------        ---------
         Swaps:
             Notional volumes (Mbbls) ...................           23,025           18,150             2,850            5,250
             Weighted average pay price (per bbl) .......        $    4.30        $    4.57         $    1.92        $    2.21
             Weighted average receive price (per bbl) ...        $    5.14        $    4.15         $    2.21        $    2.11
             Fair value .................................        $  19,418        $  (7,687)        $     824        $    (476)

         Options:
             Volumes (Mbbls) ............................              100              100                --               --
             Weighted average strike price (per bbl) ....        $   16.06        $   16.06                --               --
             Contract amount ............................        $      99        $     518                --               --
             Fair value .................................        $   1,489        $   1,912                --               --

         Futures:
             Volumes (Mbbls) ............................           22,575           21,739             4,075            4,950
             Weighted average price (per bbl) ...........        $   15.18        $   14.90         $   14.52        $   14.44
             Contract amount ............................        $ 342,668        $ 323,996         $  59,175        $  71,476
             Fair value .................................        $ 404,074        $ 379,346         $  64,559        $  78,404

INTEREST RATE RISK

         The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of various initiatives undertaken by the Company in the first quarter of 1999 to reduce its exposure to increases in interest rates and increase its financial flexibility.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         27.1* Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 1999).
----------

            * The Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or
                  Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and
                  Section 401 of Regulation S-T.

         (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Company on February 4, 1999 reporting the Company's earnings for the fourth quarter and year ended December 31, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VALERO ENERGY CORPORATION
                                   (Registrant)


                              By:  /s/ John D. Gibbons
                                 -----------------------------------------------
                                       John D. Gibbons
                                       Chief Financial Officer, Vice President -
                                           Finance
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)


Date: May 14, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
         27.1*    Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 1999).
----------

            * The Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or
                  Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and
                  Section 401 of Regulation S-T.