Form 10-Q
period 1999-06-30
VALERO ENERGY CORP/TX
filed 1999-08-13
CIK 1035002

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


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

                                   ---------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X              No
                               ---                   ---

                                   ---------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1999.

                                                                              Number of
                                                                                 Shares
                                 Title of Class                               Outstanding
                                 --------------                               -----------

                        Common Stock, $.01 Par Value                          56,241,188


===============================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.....................................   3

      Consolidated Statements of Income - For the Three Months Ended and
        Six Months Ended June 30, 1999 and 1998.............................................................   4

      Consolidated Statements of Cash Flows - For the Six Months Ended
        June 30, 1999 and 1998..............................................................................   5

      Notes to Consolidated Financial Statements............................................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................................................  12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  24

PART II.  OTHER INFORMATION.................................................................................  27

  Item 1.  Legal Proceedings................................................................................  27

  Item 4.  Submission of Matters to a Vote of Security Holders..............................................  27

  Item 6.  Exhibits and Reports on Form 8-K.................................................................  27

SIGNATURE...................................................................................................  28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                           June 30,
                                                                            1999               December 31,
                                                                          (Unaudited)              1998
                                                                         -------------        --------------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ................................    $     5,804         $    11,199
  Receivables, less allowance for doubtful accounts of
    $1,600 (1999) and $1,150 (1998) ..................................        302,428             283,456
  Inventories ........................................................        329,612             316,405
  Current deferred income tax assets .................................         79,946               4,851
  Prepaid expenses and other .........................................         20,359              23,799
                                                                          -----------         -----------
                                                                              738,149             639,710
                                                                          -----------         -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $147,467 (1999)
  and $179,136 (1998), at cost .......................................      2,628,453           2,572,190
    Less:  Accumulated depreciation ..................................        655,578             612,847
                                                                          -----------         -----------
                                                                            1,972,875           1,959,343
                                                                          -----------         -----------

DEFERRED CHARGES AND OTHER ASSETS ....................................        158,960             126,611
                                                                          -----------         -----------
                                                                          $ 2,869,984         $ 2,725,664
                                                                          ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ....................................................    $    31,000         $   160,000
  Accounts payable ...................................................        422,022             283,183
  Accrued expenses ...................................................         60,139              54,561
                                                                          -----------         -----------
                                                                              513,161             497,744
                                                                          -----------         -----------

LONG-TERM DEBT .......................................................        916,104             822,335
                                                                          -----------         -----------

DEFERRED INCOME TAXES ................................................        271,606             210,389
                                                                          -----------         -----------

DEFERRED CREDITS AND OTHER LIABILITIES ...............................        112,989             109,909
                                                                          -----------         -----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 56,314,798 (1999 and 1998) shares .........................            563                 563
  Additional paid-in capital .........................................      1,100,615           1,112,726
  Accumulated deficit ................................................        (42,419)            (17,618)
  Treasury stock, 99,353 (1999) and 378,130 (1998) shares, at cost ...         (2,635)            (10,384)
                                                                          -----------         -----------
                                                                            1,056,124           1,085,287
                                                                          -----------         -----------
                                                                          $ 2,869,984         $ 2,725,664
                                                                          ===========         ===========

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                               June 30,
                                                        -------------------------------         -------------------------------
                                                            1999               1998                1999                1998
                                                        -----------         -----------         -----------         -----------

OPERATING REVENUES ..................................   $ 1,824,450         $ 1,448,104         $ 3,161,553         $ 2,810,463
                                                        -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ..............     1,808,653           1,346,460           3,096,000           2,638,729
  Write-down of inventories to market value .........          --                  --                  --                37,673
  Selling and administrative expenses ...............        14,540              18,585              32,728              35,915
  Depreciation expense ..............................        21,990              18,735              45,038              36,239
                                                        -----------         -----------         -----------         -----------
    Total ...........................................     1,845,183           1,383,780           3,173,766           2,748,556
                                                        -----------         -----------         -----------         -----------

OPERATING INCOME (LOSS) .............................       (20,733)             64,324             (12,213)             61,907

OTHER INCOME, NET ...................................         1,066                 482                 987                 437

INTEREST AND DEBT EXPENSE:
  Incurred ..........................................       (16,013)             (8,292)            (30,301)            (15,868)
  Capitalized .......................................         1,495               1,125               3,326               1,879
                                                        -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES ...................       (34,185)             57,639             (38,201)             48,355

INCOME TAX EXPENSE (BENEFIT) ........................       (12,100)             17,700             (13,400)             14,300
                                                        -----------         -----------         -----------         -----------

NET INCOME (LOSS) ...................................   $   (22,085)        $    39,939         $   (24,801)        $    34,055
                                                        ===========         ===========         ===========         ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK ...........   $      (.39)        $       .71         $      (.44)        $       .61

  Weighted average common shares outstanding
(in thousands) ......................................        56,162              56,201              56,109              56,175

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION .................................   $      (.39)        $       .70         $      (.44)        $       .59

  Weighted average common shares outstanding -
    assuming dilution (in thousands) ................        56,162              57,353              56,109              57,319

DIVIDENDS PER SHARE OF COMMON STOCK .................   $       .08         $       .08         $       .16         $       .16


                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                              Six Months Ended
                                                                                   June 30,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................        $ (24,801)        $  34,055
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation expense ......................................           45,038            36,239
      Amortization of deferred charges and other, net ...........           26,090            18,733
      Write-down of inventories to market value .................             --              37,673
      Changes in current assets and current liabilities .........          114,472            13,453
      Deferred income tax expense (benefit) .....................          (13,800)            3,000
      Changes in deferred items and other, net ..................              880              (460)
                                                                         ---------         ---------
        Net cash provided by operating activities ...............          147,879           142,693
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................          (58,270)          (68,942)
  Deferred turnaround and catalyst costs ........................          (52,763)          (39,886)
  Earn-out payment in connection with Basis acquisition .........             --             (10,325)
  Other, net ....................................................             (127)              857
                                                                         ---------         ---------
    Net cash used in investing activities .......................         (111,160)         (118,296)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ...................         (129,000)            3,000
  Long-term borrowings ..........................................          592,794           103,741
  Long-term debt reduction ......................................         (501,000)         (125,000)
  Common stock dividends ........................................           (8,978)           (8,986)
  Issuance of common stock ......................................            4,696               933
  Purchase of treasury stock ....................................             (626)           (1,442)
                                                                         ---------         ---------
    Net cash used in financing activities .......................          (42,114)          (27,754)
                                                                         ---------         ---------

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS ..............................................           (5,395)           (3,357)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ...........................................           11,199             9,935
                                                                         ---------         ---------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD .................................................        $   5,804         $   6,578
                                                                         =========         =========


                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Valero") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. Certain prior period amounts have been reclassified for comparative purposes.

2.  ACQUISITION OF PAULSBORO REFINERY

         On September 16, 1998, the Company and Mobil Oil Corporation ("Mobil") entered into an asset sale and purchase agreement for the acquisition by the Company of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day ("BPD") refinery in Paulsboro, New Jersey ("Paulsboro Refinery"). The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values, pending the completion of an independent appraisal. Pursuant to the purchase method of accounting, the accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 1998 do not include the results of operations of the Paulsboro Refinery.

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

         In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three-year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of June 30, 1999, the

                  VALERO ENERGY CORPORATION AND SUBSIDIARIES

Company has recorded approximately $20 million in Accrued Expenses and Deferred Credits and Other Liabilities representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 20 years.

         The following unaudited pro forma financial information of the Company for the six months ended June 30, 1998 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of such period. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

     Operating revenues.............................................................       $3,329,658
     Operating income...............................................................           97,373
     Net income.....................................................................           49,490
     Earnings per common share......................................................              .88
     Earnings per common share - assuming dilution..................................              .86

3.  INVENTORIES

         Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale determined under the weighted average cost method. During the first quarter of 1999, LIFO inventory quantities were reduced causing prior year LIFO costs, which were lower than current year replacement costs, to be charged to cost of sales. This LIFO liquidation resulted in a decrease in cost of sales of $10.5 million and a decrease in the net loss of $6.8 million, or $.12 per share, for the first six months of 1999. At June 30, 1999, the replacement cost of the Company's LIFO inventories exceeded their LIFO carrying values by approximately $92 million. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                      June 30,       December 31,
                                                        1999             1998
                                                     ---------       ------------

     Refinery feedstocks ....................        $  67,881        $  80,036
     Refined products and blendstocks .......          200,743          174,125
     Materials and supplies .................           60,988           62,244
                                                     ---------        ---------
                                                     $ 329,612        $ 316,405
                                                     =========        =========

                  VALERO ENERGY CORPORATION AND SUBSIDIARIES

4.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude, among other things, a $37.7 million noncash write-down of inventory to market value in the first quarter of 1998 and changes in cash and temporary cash investments, current deferred income tax assets and short-term debt.

                                                     Six Months Ended
                                                         June 30,
                                                --------------------------
                                                   1999             1998
                                                ---------         --------

     Receivables, net ..................        $ (18,966)        $ 43,672
     Inventories .......................          (14,080)           4,757
     Prepaid expenses and other ........            3,440            3,107
     Accounts payable ..................          138,500          (21,157)
     Accrued expenses ..................            5,578          (16,926)
                                                ---------         --------
        Total ..........................        $ 114,472         $ 13,453
                                                =========         ========

         Cash flows related to interest and income taxes were as follows (in thousands):

                                                                   Six Months Ended
                                                                      June 30,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------

     Interest paid (net of amount capitalized) ........        $ 20,536        $ 13,390
     Income tax refunds received ......................           7,505           9,000
     Income taxes paid ................................             531           5,282

         Noncash investing activities for the six months ended June 30, 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of an independent appraisal performed in connection with the May 1997 acquisition of Basis Petroleum, Inc. ("Basis") and the allocation of the Basis purchase price to the assets acquired and liabilities assumed.

5.  LONG-TERM DEBT

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

         Also in March 1999, the Company refinanced $25 million of its Series 1998 taxable, variable rate Waste Disposal Revenue Bonds with tax-exempt bonds. These Series 1999 tax-exempt bonds have a fixed interest rate of 5.7% and mature on April 1, 2032.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

6. EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows (dollars and shares in thousands, except per share amounts):

                                                               Three Months Ended June 30,
                                            -----------------------------------------------------------------
                                                         1999                               1998
                                            -----------------------------        ----------------------------
                                                                    Per-                                Per-
                                             Net                    Share        Net                    Share
                                            (Loss)       Shares      Amt.        Income     Shares       Amt.
                                            ------       ------      ----        ------     ------       ----

Net income (loss).........................  $(22,085)                           $ 39,939
                                            ========                            ========

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders.....................  $(22,085)     56,162     $(.39)     $ 39,939     56,201      $ .71
                                                                     =====                               =====

EFFECT OF DILUTIVE SECURITIES:
Stock options.............................     --          --                     --          1,038
Performance awards........................     --          --                     --            114
                                            --------    --------                --------     ------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions................  $(22,085)     56,162     $(.39)     $ 39,939     57,353      $ .70
                                            ========     =======     =====      ========     ======      =====


                                                                Six Months Ended June 30,
                                            ------------------------------------------------------------------
                                                          1999                              1998
                                            -----------------------------        -----------------------------
                                                                    Per-                                Per-
                                              Net                   Share        Net                    Share
                                            (Loss)       Shares      Amt.        Income     Shares       Amt.
                                            ------       ------      ----        ------     ------       ----

Net income (loss).........................  $(24,801)                           $ 34,055
                                            ========                            ========

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders.....................  $(24,801)     56,109     $(.44)      $34,055     56,175     $ .61
                                                                     =====                              =====

EFFECT OF DILUTIVE SECURITIES:
Stock options.............................     --          --                      --         1,034
Performance awards........................     --          --                      --           110
                                            --------    --------                --------     ------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions................  $(24,801)     56,109     $(.44)     $ 34,055     57,319     $ .59
                                            ========     =======     =====      ========     ======     =====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Because the Company reported a net loss for the three months and six months ended June 30, 1999, various stock options and performance awards which were granted to employees in connection with the Company's stock compensation plans and were outstanding during such periods were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At June 30, 1999, options to purchase approximately 6.4 million common shares and performance awards totaling approximately 317,000 common shares were outstanding.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As issued, this statement was to become effective for the Company's financial statements beginning January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed for one year the effective date of SFAS No. 133. As a result, SFAS No. 133 will become effective for the Company's financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. At such effective date, SFAS No. 133 must be applied to (i) all freestanding derivative instruments and (ii) all embedded derivative instruments required by the statement to be separated from their host contracts (or, at the Company's election, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified on or after January 1, 1998 or January 1, 1999). The Company is currently evaluating the impact on its financial statements of adopting this statement. Adoption of this statement could result in increased volatility in the Company's earnings and other comprehensive income.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

9.  SUBSEQUENT EVENTS

         On July 29, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable September 8, 1999, to holders of record at the close of business on August 11, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Three Months Ended June 30,
                                                           ------------------------------------------------------------------
                                                                                                                Change
                                                                                                     ------------------------
                                                               1999               1998 (1)             Amount             %
                                                           ------------         ------------         ----------         -----

     Operating revenues ...........................        $  1,824,450         $  1,448,104         $  376,346            26%
     Cost of sales ................................          (1,680,888)          (1,234,326)          (446,562)          (36)
     Operating costs:
         Cash (fixed and variable) ................            (115,098)            (102,818)           (12,280)          (12)
         Depreciation and amortization ............             (33,738)             (27,504)            (6,234)          (23)
     Selling and administrative expenses (including
         related depreciation expense) ............             (15,459)             (19,132)             3,673            19
                                                           ------------         ------------         ----------
             Total operating income (loss) ........        $    (20,733)        $     64,324         $  (85,057)         (132)
                                                           ============         ============         ==========

     Other income, net ............................        $      1,066         $        482         $      584           121
     Interest and debt expense, net ...............        $    (14,518)        $     (7,167)        $   (7,351)         (103)
     Income tax (expense) benefit .................        $     12,100         $    (17,700)        $   29,800           168
     Net income (loss) ............................        $    (22,085)        $     39,939         $  (62,024)         (155)
     Earnings (loss) per share of common stock -
         assuming dilution ........................        $       (.39)        $        .70         $    (1.09)         (156)

     Earnings before interest, taxes, depreciation
         and amortization ("EBITDA") ..............        $     15,129         $     93,299         $  (78,170)          (84)
     Ratio of EBITDA to interest incurred .........                 .9x                11.3x            (10.4)x           (92)


---------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.

                              OPERATING HIGHLIGHTS

                                                                Three Months Ended June 30,
                                                       -----------------------------------------------
                                                                                         Change
                                                                                 ---------------------
                                                        1999        1998 (1)      Amount          %
                                                       -------      -------      -------       -------

Sales volumes (Mbbls per day) ....................       1,037          873          164            19%
Throughput volumes (Mbbls per day) ...............         716(2)       550          166            30
Average throughput margin per barrel .............     $  2.20      $  4.27      $ (2.07)          (48)
Operating costs per barrel:
    Cash (fixed and variable) ....................     $  1.76      $  2.05      $  (.29)          (14)
    Depreciation and amortization ................         .52          .55         (.03)           (5)
                                                       -------      -------      -------
        Total operating costs per barrel .........     $  2.28      $  2.60      $  (.32)          (12)
                                                       =======      =======      =======

Charges:
    Crude oils:
        Sour .....................................          43%          29%          14%           48%
        Heavy sweet ..............................          16           26          (10)          (38)
        Light sweet ..............................           9           13           (4)          (31)
                                                       -------      -------      -------
            Total crude oils .....................          68           68          --             --
    High-sulfur residual fuel oil ("resid") ......           3           11           (8)          (73)
    Low-sulfur resid .............................           7            1            6           600
    Other feedstocks and blendstocks .............          22           20            2            10
                                                       -------      -------      -------
        Total charges ............................         100%         100%         -- %           --
                                                       =======      =======      =======

Yields:
    Gasolines and blendstocks ....................          53%          54%          (1)%          (2)%
    Distillates ..................................          28           28          --             --
    Petrochemicals ...............................           4            4          --             --
    Lubes and asphalts ...........................           3          --             3            --
    Other products ...............................          12           14           (2)          (14)
                                                       -------      -------      -------
        Total yields .............................         100%         100%         -- %           --
                                                       =======      =======      =======

               AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
                    (U.S. GULF COAST) (DOLLARS PER BARREL)


                                                                       Three Months Ended June 30,
                                                               -----------------------------------------------
                                                                                                   Change
                                                                                            ------------------
                                                                 1999            1998        Amount        %
                                                               ---------      ---------     --------      ----

Feedstocks:
    West Texas Intermediate ("WTI") crude oil .........        $   17.63      $   14.65     $   2.98        20%
    WTI less sour crude oil (Arab medium) (3) .........        $    2.85      $    3.92     $  (1.07)      (27)
    WTI less heavy sweet crude oil (Cabinda) (3) ......        $    1.29      $     .94     $    .35        37
    WTI less high-sulfur resid (Singapore) (3) ........        $    2.36      $    1.33     $   1.03        77

Products:
    Conventional 87 gasoline less WTI .................        $    2.85      $    4.75     $  (1.90)      (40)
    No. 2 fuel oil less WTI ...........................        $    (.62)     $    1.76     $  (2.38)     (135)
    Propylene less WTI ................................        $   (1.90)     $    1.47     $  (3.37)     (229)


---------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.
(2)  Includes 177 Mbbls per day related to the Paulsboro Refinery.
(3) Excludes $.25 to $.50 per barrel for other delivery-related costs into the Company's refineries.

         The Company reported a net loss for the second quarter of 1999 of $22.1 million, or $.39 per share, compared to net income of $40.0 million, or $.70 per share, for the second quarter of 1998. The decline in second quarter results was due primarily to exceptionally weak refining industry fundamentals in the 1999 period which resulted in the lowest refining margins in over 15 years, and, to a lesser extent, to increased interest expense. Partially offsetting the decreases in income resulting from these factors were significant reductions in cash operating costs (excluding the effect of the Paulsboro Refinery which was acquired in September 1998) and selling and administrative expenses resulting from the Company's comprehensive cost reduction efforts.

         Operating revenues increased $376.3 million, or 26%, to $1.8 billion during the second quarter of 1999 compared to the same period in 1998 due to a 19% increase in average daily sales volumes and a $1.10, or 6%, increase in the average sales price per barrel. The increase in sales volumes was due to additional volumes attributable to the acquisition of the Paulsboro Refinery. The increase in sales prices was attributable primarily to markedly higher crude oil prices resulting from a decision by OPEC in March 1999 to reduce crude oil production. However, refined product prices did not increase as much as crude oil prices due to above-average refined product inventory levels. Inventories continued to be at above-average levels due to high refinery utilization rates, higher gasoline imports and weak distillate demand.

         Operating income decreased $85.1 million during the second quarter of 1999 compared to the second quarter of 1998 resulting in an operating loss in the 1999 period of $20.7 million. This decrease in operating income was due primarily to an approximate $70 million decrease in total throughput margins. Also contributing to the decrease in operating income was the inclusion in the 1999 quarter of approximately $31 million of operating costs attributable to the Paulsboro Refinery. Partially offsetting these decreases was an approximate $13 million decrease in operating costs for all refineries exclusive of the Paulsboro Refinery, as well as an approximate $4 million decrease in selling and administrative expenses (including related depreciation expense), resulting mainly from a Company-wide effort to reduce costs.

         Total throughput margins were negatively affected, both in total and on a per-barrel basis, by (i) significantly lower gasoline and distillate margins (average distillate margins were negative in the 1999 second quarter) resulting primarily from the change in crude oil prices noted above in the discussion of operating revenues, and (ii) lower petrochemical margins resulting from continuing depressed demand for petrochemical feedstocks due to the Asian economic crisis. Total throughput margins were also negatively affected by an approximate $19 million decrease in benefits from the Company's price risk management program, including an approximate $7 million decrease in results from trading activities. Partially offsetting the effects of the above factors was a positive contribution to total throughput margins from the Paulsboro Refinery.

         The above-noted decrease in operating costs for all refineries exclusive of the Paulsboro Refinery was due to a $16 million decrease in cash operating expenses resulting mainly from lower maintenance, fuel and other costs, partially offset by a $3 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs.

         Net interest and debt expense increased $7.4 million to $14.5 million during the second quarter of 1999 compared to the same period in 1998 due primarily to an increase in borrowings resulting from the acquisition of the Paulsboro Refinery.

         Income taxes decreased $29.8 million, from a $17.7 million expense during the second quarter of 1998 to a $12.1 million benefit during the second quarter of 1999, due primarily to the decrease in pre-tax income.

YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

     FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Six Months Ended June 30,
                                                          ----------------------------------------------------------------------
                                                                                                                Change
                                                                                                    ----------------------------
                                                              1999               1998 (1)             Amount               %
                                                          ------------         ------------         ----------          --------

Operating revenues ....................................   $  3,161,553         $  2,810,463         $  351,090               12%
Cost of sales .........................................     (2,835,848)          (2,422,102)          (413,746)             (17)
Operating costs:
    Cash (fixed and variable) .........................       (234,540)            (199,582)           (34,958)             (18)
    Depreciation and amortization .....................        (68,865)             (52,443)           (16,422)             (31)
Selling and administrative expenses (including
    related depreciation expense) .....................        (34,513)             (36,756)             2,243                6
                                                          ------------         ------------         ----------
Operating income (loss), before inventory
    write-down ........................................        (12,213)              99,580           (111,793)            (112)
Write-down of inventories to market value .............           --                (37,673)            37,673              100
                                                          ------------         ------------         ----------
    Total operating income (loss) .....................   $    (12,213)        $     61,907         $  (74,120)            (120)
                                                          ============         ============         ==========

Other income, net .....................................   $        987         $        437         $      550              126
Interest and debt expense, net ........................   $    (26,975)        $    (13,989)        $  (12,986)             (93)
Income tax (expense) benefit ..........................   $     13,400         $    (14,300)        $   27,700              194
Net income (loss) .....................................   $    (24,801)        $     34,055         $  (58,856)            (173)
Earnings (loss) per share of common stock -
    assuming dilution .................................   $       (.44)        $        .59         $    (1.03)            (175)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") .......................   $     60,240         $    154,057(2)      $  (93,817)             (61)
Ratio of EBITDA to interest incurred ..................            2.0x                 9.7x              (7.7)x            (79)

---------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.
(2) Excludes the $37.7 million pre-tax write-down of inventories to market value.

                              OPERATING HIGHLIGHTS

                                                                         Six Months Ended June 30,
                                                          -----------------------------------------------------------
                                                                                                     Change
                                                                                            -------------------------
                                                            1999            1998 (1)         Amount              %
                                                          -------           --------        -------           -------

Sales volumes (Mbbls per day) ....................          1,043               845             198               23%
Throughput volumes (Mbbls per day) ...............            707(2)            539             168               31
Average throughput margin per barrel .............        $  2.54           $  3.98(3)      $ (1.44)             (36)
Operating costs per barrel:
    Cash (fixed and variable) ....................        $  1.83           $  2.05         $  (.22)             (11)
    Depreciation and amortization ................            .54               .54            --               --
                                                          -------           -------         -------
        Total operating costs per barrel .........        $  2.37           $  2.59         $  (.22)              (8)
                                                          =======           =======         =======

Charges:
    Crude oils:
        Sour .....................................             47%               31%             16%              52%
        Heavy sweet ..............................             14                21              (7)             (33)
        Light sweet ..............................             10                13              (3)             (23)
                                                          -------           -------         -------
            Total crude oils .....................             71                65               6                9
    High-sulfur resid ............................              3                11              (8)             (73)
    Low-sulfur resid .............................              6                 3               3              100
    Other feedstocks and blendstocks .............             20                21              (1)              (5)
                                                          -------           -------         -------
        Total charges ............................            100%              100%           --  %            --
                                                          =======           =======         =======

Yields:
    Gasolines and blendstocks ....................             52%               54%             (2)%             (4)
    Distillates ..................................             29                28               1                4
    Petrochemicals ...............................              4                 4            --               --
    Lubes and asphalts ...........................              3              --                 3             --
    Other products ...............................             12                14              (2)             (14)
                                                          -------           -------         -------
        Total yields .............................            100%              100%           --  %            --
                                                          =======           =======         =======


               AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
                    (U.S. GULF COAST) (DOLLARS PER BARREL)


                                                                            Six Months Ended June 30,
                                                               -------------------------------------------------
                                                                                                   Change
                                                                                            --------------------
                                                                 1999            1998        Amount          %
                                                               ---------      ---------     --------      ------

Feedstocks:
    WTI crude oil .....................................        $   15.34      $   15.30     $    .04       -- %
    WTI less sour crude oil (Arab medium) (4) .........        $    2.95      $    3.58     $   (.63)      (18)
    WTI less heavy sweet crude oil (Cabinda) (4) ......        $    1.13      $    1.29     $   (.16)      (12)
    WTI less high-sulfur resid (Singapore) (4) ........        $    1.68      $    2.59     $   (.91)      (35)

Products:
    Conventional 87 gasoline less WTI .................        $    2.26      $    3.78     $  (1.52)      (40)
    No. 2 fuel oil less WTI ...........................        $    (.16)     $    1.77     $  (1.93)     (109)
    Propylene less WTI ................................        $   (1.10)     $    2.68     $  (3.78)     (141)


---------
(1) Excludes the operations of the Paulsboro Refinery which commenced September 17, 1998.
(2)  Includes 175 Mbbls per day related to the Paulsboro Refinery.
(3) Excludes a $.39 per barrel reduction resulting from the effect of the $37.7 million pre-tax write-down of inventories to market value.
(4) Excludes $.25 to $.50 per barrel for other delivery-related costs into the Company's refineries.

          The Company reported a net loss for the first six months of 1999 of $24.8 million, or $.44 per share, compared to net income of $34.1 million, or $.59 per share, for the first six months of 1998. The results for the 1998 period were reduced by a $37.7 million ($23.9 million after-tax) write-down in the carrying amount of the Company's refinery inventories resulting from a significant decline in feedstock and refined product prices during the 1998 first quarter. Excluding the effect of the 1998 inventory write-down, results for the first six months of 1999 were significantly below 1998 levels for the same period due primarily to extremely weak refining industry fundamentals in the 1999 period, the effect of significant downtime at the Company's Corpus Christi refinery in early 1999 due to a major maintenance turnaround and expansion of the heavy oil cracker and related units, and increased interest expense. Partially offsetting the decreases in income resulting from these factors were significant reductions in cash operating costs (excluding the effect of the Paulsboro Refinery which was acquired in September 1998) and selling and administrative expenses resulting from the Company's comprehensive cost reduction efforts, increased benefits from the Company's price risk management activities, and a benefit to income related to a permanent reduction in LIFO inventories during the first quarter of 1999 (see Note 3 of Notes to Consolidated Financial Statements).

         Operating revenues increased $351.1 million, or 12%, to $3.2 billion during the first six months of 1999 compared to the same period in 1998 due to a 23% increase in average daily sales volumes, partially offset by a $1.62, or 9%, decrease in the average sales price per barrel. The increase in sales volumes was due primarily to additional volumes attributable to the September 1998 acquisition of the Paulsboro Refinery, while the decrease in sales prices was due to the industry's high level of refined product inventories which resulted in depressed refined product prices.

         Excluding the effect of the $37.7 million inventory write-down in the first six months of 1998 described above, operating income decreased $111.8 million during the first six months of 1999 compared to the same period in 1998 resulting in an operating loss in the 1999 period of $12.2 million. This decrease in operating income was due primarily to an approximate $63 million decrease in total throughput margins, approximately $66 million of operating costs attributable to the Paulsboro Refinery in the 1999 period, and a $9 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs for all refineries exclusive of the Paulsboro Refinery. Partially offsetting these decreases was an approximate $24 million reduction in cash operating costs for all refineries exclusive of the Paulsboro Refinery resulting mainly from lower maintenance and fuel costs as well as other cost-reduction efforts, and an approximate $2 million decrease in selling and administrative expenses (including related depreciation expense) due mainly to Company-wide cost reduction initiatives.

         Total throughput margins were negatively affected, both in total and on a per-barrel basis, by (i) significantly lower gasoline and distillate margins resulting primarily from the depressed refined product prices noted above and higher crude oil prices attributable to OPEC production cuts announced in March 1999, (ii) a decrease in feedstock discounts relative to WTI, and (iii) lower petrochemical margins resulting from continuing depressed demand for petrochemical feedstocks due to the Asian economic crisis. The negative effect on throughput margins resulting from the changes in gasoline and distillate margins and feedstock discounts was partially offset by a positive contribution from the Paulsboro Refinery in the 1999 period, an approximate $15 million increase in benefits from the Company's price risk management program, including an approximate $6 million increase in gains from trading activities, and a $10.5 million benefit resulting from the liquidation of LIFO inventories in the 1999 period.

         Net interest and debt expense increased $13.0 million, or 93%, to $27.0 million during the first six months of 1999 compared to the same period in 1998 due primarily to an increase in borrowings resulting from the acquisition of the Paulsboro Refinery in September 1998.

         Income taxes decreased $27.7 million, from a $14.3 million expense during the first six months of 1998 to a $13.4 million benefit during the same period in 1999, due primarily to a decrease in pre-tax income.

OUTLOOK

         Thus far in the third quarter of 1999, gasoline margins have improved significantly from second quarter levels, rising above average historical levels, and are in excess of third quarter 1998 margins. This improvement has been due to a decline in gasoline inventories resulting from strong demand and a moderation of refinery utilization rates and European imports. Heating oil margins, although still below historical averages and third quarter 1998 levels, have recovered substantially from the negative margins in the 1999 second quarter and are approaching third quarter 1998 margins due to declining inventories resulting from reduced production. If these trends continue, and combined with anticipated benefits from the Company's cost-cutting initiatives begun earlier in 1999, earnings for the third quarter of 1999 should be significantly higher than earnings reported for the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $147.9 million during the first six months of 1999, a $5.2 million increase compared to the same period in 1998. The net cash provided by operating activities for the 1999 period was achieved primarily through a $114.5 million decrease in the amount of cash utilized for working capital purposes, as detailed in Note 4 of Notes to Consolidated Financial Statements. In the first six months of 1999, both accounts receivable and accounts payable increased due to a significant increase in commodity prices from December 31, 1998 to June 30, 1999. Combined with concerted efforts by the Company during such period to collect accounts receivable, which helped reduce the increase in receivables resulting from higher commodity prices, the Company realized a net decrease in cash utilized for working capital purposes. Included in the changes in current assets and current liabilities for the 1998 period was a decrease in both accounts receivable and accounts payable due primarily to a reduction in commodity prices from December 31, 1997 to June 30, 1998. During the first six months of 1999, cash provided by operating activities, proceeds from the issuance of the 7 3/8% notes described in Note 5 of Notes to Consolidated Financial Statements (approximately $298 million) and a portion of existing cash balances were utilized to reduce bank borrowings, fund capital expenditures and deferred turnaround and catalyst costs, and pay common stock dividends.

         The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of June 30, 1999, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $295 million. The Company also has uncommitted short-term bank credit facilities under which amounts up to $130 million may be borrowed, along with uncommitted bank letter of credit facilities totaling $285 million. As of June 30, 1999, $31 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $48 million were outstanding under the uncommitted letter of credit facilities. As of June 30, 1999, the Company's debt to capitalization ratio was 47.3%.

         During the first six months of 1999, the Company reduced its exposure to increases in interest rates and increased its financial flexibility by (i) issuing $300 million of seven-year 7 3/8% notes under its $600 million shelf registration statement and using the net proceeds to reduce variable rate bank borrowings and (ii) refinancing $25 million of its taxable, variable rate industrial revenue bonds with tax-exempt 5.7% fixed rate bonds. See Note 5 of Notes to Consolidated Financial Statements.

         As described in Note 2 of Notes to Consolidated Financial Statements, Mobil is entitled to receive payments from the Company in any of the five years following the Company's September 1998 acquisition of the Paulsboro Refinery if certain average refining margins during any of such years exceed a specified level. Based on margin levels since the acquisition date, no earn-out payments are currently anticipated to be made to Mobil in 1999.

         During the first six months of 1999, the Company expended approximately $111 million for capital investments, including capital expenditures of $58 million and deferred turnaround and catalyst costs of $53 million. The deferred turnaround and catalyst costs related primarily to (i) a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi refinery in the first quarter, (ii) a catalyst change for the Corpus Christi hydrodesulfurization unit in the second quarter, and (iii) a turnaround and catalyst change of the Texas City Residfiner also in the second quarter. For total year 1999, the Company currently expects to incur approximately $175 million for capital investments, including approximately $110 million for capital expenditures and approximately $65 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $20 million for computer system projects and approximately $10 million for projects related to environmental control and protection.

         On July 29, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable September 8, 1999, to holders of record at the close of business on August 11, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 7 of Notes to Consolidated Financial Statements, various new financial accounting pronouncements have been issued by the AICPA and FASB which either became effective for the Company's financial statements beginning in 1999 or become effective in 2001. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these statements has not had a material effect on the Company's consolidated financial statements.

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

                                                                                                    Scheduled
                                       Compliance Plan Phase                                    Completion Date
----------------------------------------------------------------------------------------        ---------------

o    Form internal Year 2000 organizations, both at the corporate and refinery level,
         to pursue relevant action plans.                                                            Completed

o    Inventory affected systems and services for all business areas and prioritize the importance of each particular system to the Company and its operations
         as either high, medium, or low priority.                                                    Completed (1)

o    Assess the compliance of inventoried items by contacting the vendor or
         manufacturer to determine whether the system is Year 2000 compliant.                        Completed (1)

o Develop action plans to remediate (fix, replace, or discard) each of the non-compliant high and medium priority items (those items believed by the Company to have a risk involving the safety of individuals, significant damage to equipment, the environment, or communications,
         or a significant loss of revenues).                                                         Completed (1)

o    Remediate the non-compliant high and medium priority items by implementing
         the plans developed above.                                                                  8/31/99 (2)

o    Validate Year 2000 compliance by testing, wherever possible, all high and
         medium priority items.                                                                      8/31/99 (2)

o    Develop contingency plans for (i) the most critical high-priority items, even if validated as compliant, and (ii) all high and medium priority items that cannot
         be tested.                                                                                  9/30/99 (3)

---------
(1) Although the Company-wide inventory, assessment and planning phases have been completed, other non- compliant items may be discovered during the remediation and testing phases.
(2) The Company currently expects the remediation and testing phases to be substantially complete for each of its major business areas by August 31, 1999. Items for which remediation and/or testing is not expected to be complete by such date are anticipated to be remediated and/or tested prior to December 31, 1999.
(3) The Company currently expects that each of its major business areas will have substantially completed its contingency plans by September 30, 1999. Plans remaining uncompleted at such date will be finalized, and completed plans will be refined, during the 1999 fourth quarter.

         The Company currently anticipates that completion of its Year 2000 compliance plan will be performed primarily by Company personnel. However, in certain cases, outside contractors or consultants have been engaged to assist in the Company's Year 2000 efforts and may be required in the future. Presently, no significant IT projects have been delayed due to the implementation of the Company's Year 2000 compliance plan. The following table indicates, as of August 5, 1999, the status of the Company's progress in completing the remediation and testing phases of its compliance plan. The "Remediated" percentages reported below represent the estimated percentage of total inventoried items (high, medium and low priority items for Business Systems and Office Facilities/Aviation, and high and medium priority items for Plant Facilities) that are now remediated. For Business Systems, the "Tested" percentage represents the percentage of total inventoried items that are now tested. However, for Office Facilities/Aviation and Plant Facilities, not all inventoried items will be tested due to various factors. Therefore, for these areas, the "Tested" percentage represents a percentage of items to be tested.

                                                                                   Remediated       Tested
                                                                                   ----------       ------

     Business Systems...........................................................       96%            87%
     Office Facilities/Aviation.................................................       94 (1)        100
     Plant Facilities...........................................................       99             96

---------

(1) Declined from 96% as disclosed in the Company's first quarter 1999 Form 10-Q due to the inclusion of additional inventoried items which were not included in the prior disclosure.

         In addition to the major business areas described above, the Company's External Service Providers (third-party relationships material to the Company's operations, including (i) service providers for the Company's Business Systems, Plant Facilities and Office Facilities/Aviation described above, (ii) "supply" relationships such as major suppliers of refinery feedstocks, (iii) "marketing" relationships such as major customers and pricing services, and (iv) "logistics" relationships such as pipelines, terminals, ships, barges and storage facilities) could equally be affected by the Year 2000 problem, which in turn could have an impact on the Company's business. For that reason, Year 2000 compliance of the External Service Providers which the Company believes to be critical is also being assessed as part of the Company's Year 2000 compliance plan. Over 70 Year 2000 questionnaires have been sent to External Service Providers deemed to be critical. Additionally, approximately 700 questionnaires have been sent to External Service Providers classified as either high or low priority. As of August 5, 1999, responses have been received for approximately 66% of the total questionnaires sent (78% of critical service providers). The percentage of questionnaires received for critical service providers declined from 83% as reported in the Company's first quarter 1999 Form 10-Q due to a re-prioritization of External Service Providers during the 1999 second quarter. A risk assessment of the responses is expected to be completed by August 31, 1999 for all critical and high priority External Service Providers, and contingency plans are expected to be developed for all critical External Service Providers by September 30, 1999. Contingency plans may also be developed for certain External Service Providers not deemed to be critical depending upon their priority and level of risk.

COSTS

         Total external costs incurred to date in connection with the completion of the Company's Year 2000 compliance plan are approximately $1 million. The estimated total external costs to complete the Company's Year 2000 compliance plan are currently estimated to be approximately $4 million. The Company does not separately track internal costs, principally consisting of payroll and related costs for its information systems group and certain other employees, incurred in connection with its Year 2000 compliance efforts. The above amounts do not include costs associated with the implementation of the new client/server based systems described under "State of Readiness."

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

CONTINGENCY PLANS

         During the second quarter of 1999, the Company made substantial progress in developing Year 2000 contingency plans for its Business Systems, Plant Facilities and Office Facilities/Aviation business areas, as well as for various key corporate departments and certain critical External Service Providers. These plans consist of documenting established plans of action to be followed in the event certain assumed Year 2000 disruption scenarios occur during the period January 1-15, 2000 and are designed to accomplish the following objectives: (i) continue critical Company business operations; (ii) minimize the decisions and effort required to continue business operations;
(iii) minimize dependence on any one person to continue business operations;

(iv) minimize the risks to the Company in terms of diminished cash flow, income, assets or customer relations; and (v) establish lines of communication to be followed while the plans are in action. As discussed above, the Company currently anticipates that contingency planning will be substantially complete by September 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         The Company is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in the Company's refining operations. In order to reduce the risks of these price fluctuations, the Company uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. The Company also uses derivative commodity instruments to hedge the price risk of anticipated transactions. Such transactions include anticipated feedstock, product and natural gas purchases, and product sales. These instruments are used to lock in purchase or sales prices or components of refining operating margins, including feedstock discounts, crack spreads (i.e., the difference between the price of crude oil and conventional gasoline or heating oil) and premium product differentials. In addition, the Company uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used in the Company's hedging and trading activities described above include price swaps, options, and futures contracts. The Company's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with the Company's stated risk management policy which has been approved by the Company's Board of Directors.

         The following table provides information about the Company's derivative commodity instruments, which mature in 1999, held to hedge refining inventories as of June 30, 1999 (dollars in thousands, except per barrel amounts). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                                      Fixed Price
                                                                            ------------------------------
                                                                              Payor             Receiver
                                                                            ---------          -----------
         Swaps:
             Notional volumes (Mbbls).............................              --                   600
             Weighted average pay price (per bbl).................              --             $     .26
             Weighted average receive price (per bbl).............              --             $     .37
             Fair value...........................................              --             $      68

         Futures:
             Volumes (Mbbls)......................................              2,679              8,645
             Weighted average price (per bbl).....................           $  18.62          $   19.95
             Contract amount......................................           $ 49,879          $ 172,428
             Fair value...........................................           $ 52,948          $ 182,242

         The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of June 30, 1999 and which mature in 1999 or 2000 (dollars in thousands, except amounts per barrel).

                                                         Mature in 1999                Mature in 2000
                                                     ----------------------        ----------------------
                                                          Fixed Price                   Fixed Price
                                                     ----------------------        ----------------------
                                                      Payor        Receiver         Payor        Receiver
                                                     -------      ---------        -------      ---------

Futures:
    Volumes (Mbbls) .........................             14              5            250            402
    Weighted average price (per bbl) ........        $ 19.89        $ 19.24        $ 18.39        $ 18.20
    Contract amount .........................        $   279        $    96        $ 4,598        $ 7,316
    Fair value ..............................        $   299        $   103        $ 5,035        $ 8,160

         In addition to the above, as of June 30, 1999, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002 with notional volumes totaling approximately 7.5 million barrels, a weighted average pay price of $20.11 per barrel, a weighted average receive price of $17.72 per barrel, and a net unrecognized fair value of approximately $5 million.

         The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of June 30, 1999 and which mature in 1999 or 2000 (dollars in thousands, except amounts per barrel or per million British thermal units ("MMBtu")). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                               Mature in 1999                    Mature in 2000
                                                          --------------------------        ---------------------------
                                                                 Fixed Price                       Fixed Price
                                                          --------------------------        ---------------------------
                                                            Payor           Receiver          Payor            Receiver
                                                          ---------         --------        ---------         ---------

Swaps:
    Notional volumes (Mbbls) .....................           17,250           15,775           13,650           14,025
    Weighted average pay price (per bbl) .........        $    1.97         $   1.64        $    1.89         $   1.82
    Weighted average receive price (per bbl) .....        $    1.89         $   1.96        $    1.78         $   2.17
    Fair value ...................................        $  (1,393)        $  5,034        $  (1,481)        $  5,005

    Notional volumes (MMBtus) ....................              620              620             --               --
    Weighted average pay price (per MMBtu) .......        $    2.13         $   1.31             --               --
    Weighted average receive price (per MMBtu) ...        $    1.31         $   2.32             --               --
    Fair value ...................................        $    (504)        $    622             --               --

Options:
    Volumes (Mbbls) ..............................            1,500            2,400             --               --
    Weighted average strike price (per bbl) ......        $   17.59         $  11.59             --               --
    Contract amount ..............................        $     544         $    515             --               --
    Fair value ...................................        $   1,674         $  1,674             --               --

Futures:
    Volumes (Mbbls) ..............................           21,369           21,314            6,387            6,447
    Weighted average price (per bbl) .............        $   17.19         $  17.12        $   15.22         $  14.91
    Contract amount ..............................        $ 367,241         $364,919        $  97,237         $ 96,131
    Fair value ...................................        $ 415,242         $409,009        $ 115,800         $116,921

INTEREST RATE RISK

         The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources for a discussion of various initiatives undertaken by the Company in the first six months of 1999 to reduce its exposure to increases in interest rates and increase its financial flexibility.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On November 25, 1998, the Texas Natural Resources Conservation Commission ("TNRCC") initiated an enforcement action against the Company's Corpus Christi refinery alleging violations of state and federal air regulations and proposed an Agreed Order settlement of $226,050. The TNRCC alleged that nitrous oxide emission monitors were not installed in two utility boiler stacks and certain record keeping and monitoring deficiencies. The Company challenged the allegations and on June 16, 1999 a final settlement was reached with the TNRCC for $111,000 in penalties. All deficiencies noted by the TNRCC have been corrected.

         On June 11, 1999, the TNRCC notified the Company of its commencement of proceedings against the Company's Texas City refinery concerning certain record keeping deficiencies and alleged emissions exceedances which occurred prior to the Company's acquisition of the refinery. Corrective action was immediately taken and all contested matters have been resolved. Settlement negotiations are ongoing with the TNRCC and the Company expects that the penalties imposed will be less than $150,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held April 29, 1999. Matters voted on at the meeting and the results thereof were (i) a proposal to elect three Class II directors to serve until 2002: Ronald K. Calgaard (approved with 50,578,078 affirmative votes, and 146,872 abstentions), William
E. Greehey (approved with 50,567,965 affirmative votes, and 156,985 abstentions), and Susan Kaufman Purcell (approved with 50,577,287 affirmative votes, and 147,663 abstentions); and (ii) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 50,687,560 affirmative votes, 20,259 negative votes, and 17,131 abstentions). Directors whose term of office continued after the meeting were: Edward C. Benninger, Robert G.
Dettmer, Ruben M. Escobedo, James L. Johnson and Lowell H. Lebermann.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         *+10.18 Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between Valero Energy Corporation and William E. Greehey.

        **27.1 Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 1999).

--------------------------
 *   Filed herewith
+ Identifies a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6(a) of Form 10-Q.
**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         VALERO ENERGY CORPORATION
                                                 (Registrant)


                                         By:  /s/ John D. Gibbons
                                             -----------------------------------
                                                  John D. Gibbons
                                                  Chief Financial Officer, Vice
                                                    President - Finance
                                                  (Duly Authorized Officer and
                                                  Principal Financial and
                                                  Accounting Officer)


Date: August 13, 1999

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER     DESCRIPTION
    -------    -----------

   *+10.18     Employment Agreement dated March 25, 1999, effective as of April
               29, 1999 between Valero Energy Corporation and William E.
               Greehey.

   **27.1 Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 1999).

--------------------------
 *   Filed herewith
+ Identifies a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6(a) of Form 10-Q.
**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.