Form 10-Q
period 1999-09-30
VALERO ENERGY CORP/TX
filed 1999-11-12
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 1-13175

                                   ---------

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

                                   ---------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1999.

                                                       Number of
                                                        Shares
          Title of Class                              Outstanding
          --------------                              -----------
   Common Stock, $.01 Par Value                       55,754,482

================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - September 30, 1999 and December 31, 1998...........   3

      Consolidated Statements of Income - For the Three Months Ended and
        Nine Months Ended September 30, 1999 and 1998..................................   4

      Consolidated Statements of Cash Flows - For the Nine Months Ended
        September 30, 1999 and 1998....................................................   5

      Notes to Consolidated Financial Statements.......................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................................  13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................  26

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................................  29

  Item 6.  Exhibits and Reports on Form 8-K............................................  29

SIGNATURE..............................................................................  30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                       September 30,
                                                                          1999           December 31,
                                                                       (Unaudited)           1998
                                                                       ------------      ------------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ............................     $      7,819      $     11,199
  Receivables, less allowance for doubtful accounts of
    $1,782 (1999) and $1,150 (1998) ..............................          352,226           283,456
  Inventories ....................................................          418,745           316,405
  Current deferred income tax assets .............................           63,750             4,851
  Prepaid expenses and other .....................................           19,643            23,799
                                                                       ------------      ------------
                                                                            862,183           639,710
                                                                       ------------      ------------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $127,030 (1999)
  and $179,136 (1998), at cost ...................................        2,662,398         2,572,190
    Less:  Accumulated depreciation ..............................          678,624           612,847
                                                                       ------------      ------------
                                                                          1,983,774         1,959,343
                                                                       ------------      ------------

DEFERRED CHARGES AND OTHER ASSETS ................................          153,118           126,611
                                                                       ------------      ------------
                                                                       $  2,999,075      $  2,725,664
                                                                       ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ................................................     $     12,000      $    160,000
  Accounts payable ...............................................          610,842           283,183
  Accrued expenses ...............................................           79,202            54,561
                                                                       ------------      ------------
                                                                            702,044           497,744
                                                                       ------------      ------------

LONG-TERM DEBT ...................................................          845,788           822,335
                                                                       ------------      ------------

DEFERRED INCOME TAXES ............................................          261,274           210,389
                                                                       ------------      ------------

DEFERRED CREDITS AND OTHER LIABILITIES ...........................          113,677           109,909
                                                                       ------------      ------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 56,316,914 (1999) and 56,314,798 (1998) shares ........              563               563
  Additional paid-in capital .....................................        1,095,539         1,112,726
  Accumulated deficit ............................................          (19,807)          (17,618)
  Treasury stock, 147 (1999) and 378,130 (1998) shares, at cost ..               (3)          (10,384)
                                                                       ------------      ------------
                                                                          1,076,292         1,085,287
                                                                       ------------      ------------
                                                                       $  2,999,075      $  2,725,664
                                                                       ============      ============


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                      1999            1998            1999            1998
                                                                  ------------    ------------    ------------    ------------
OPERATING REVENUES ............................................   $  2,161,938    $  1,338,649    $  5,323,491    $  4,149,112
                                                                  ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ........................      2,074,784       1,288,064       5,170,784       3,926,793
  Write-down of inventories to market value ...................             --              --              --          37,673
  Selling and administrative expenses .........................         16,395          16,753          49,123          52,668
  Depreciation expense ........................................         23,321          20,106          68,359          56,345
                                                                  ------------    ------------    ------------    ------------
    Total .....................................................      2,114,500       1,324,923       5,288,266       4,073,479
                                                                  ------------    ------------    ------------    ------------

OPERATING INCOME ..............................................         47,438          13,726          35,225          75,633

OTHER INCOME (EXPENSE), NET ...................................          2,496            (420)          3,483              17

INTEREST AND DEBT EXPENSE:
  Incurred ....................................................        (16,292)         (8,742)        (46,593)        (24,610)
  Capitalized .................................................          1,170           1,547           4,496           3,426
                                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .............................         34,812           6,111          (3,389)         54,466

INCOME TAX EXPENSE (BENEFIT) ..................................         12,200           1,800          (1,200)         16,100
                                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) .............................................   $     22,612    $      4,311    $     (2,189)   $     38,366
                                                                  ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK .....................   $        .40    $        .08    $       (.04)   $        .68

  Weighted average common shares outstanding (in thousands) ...         56,266          56,096          56,161          56,149

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION ...........................................   $        .40    $        .08    $       (.04)   $        .67

  Weighted average common shares outstanding -
    assuming dilution (in thousands) ..........................         56,953          56,651          56,161          57,121

DIVIDENDS PER SHARE OF COMMON STOCK ...........................   $        .08    $        .08    $        .24    $        .24


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ------------------------------
                                                                      1999              1998
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................     $     (2,189)     $     38,366
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation expense .................................           68,359            56,345
      Amortization of deferred charges and other, net ......           37,843            31,176
      Write-down of inventories to market value ............               --            37,673
      Changes in current assets and current liabilities ....          167,208            98,111
      Deferred income tax expense (benefit) ................           (8,100)            8,400
      Changes in deferred items and other, net .............            2,057            (1,979)
                                                                 ------------      ------------
        Net cash provided by operating activities ..........          265,178           268,092
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................          (76,717)         (113,473)
  Deferred turnaround and catalyst costs ...................          (58,626)          (41,316)
  Purchase of Paulsboro Refinery ...........................               --          (330,798)
  Earn-out payment in connection with Basis acquisition ....               --           (10,325)
  Other, net ...............................................              487               857
                                                                 ------------      ------------
    Net cash used in investing activities ..................         (134,856)         (495,055)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt, net .........................         (148,000)          (15,000)
  Long-term borrowings .....................................          722,794           403,656
  Long-term debt reduction .................................         (701,000)         (137,000)
  Common stock dividends ...................................          (13,479)          (13,486)
  Issuance of common stock .................................            6,638             3,490
  Purchase of treasury stock ...............................             (655)          (16,436)
                                                                 ------------      ------------
    Net cash provided by (used in) financing activities ....         (133,702)          225,224
                                                                 ------------      ------------

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS .........................................           (3,380)           (1,739)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ......................................           11,199             9,935
                                                                 ------------      ------------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ............................................     $      7,819      $      8,196
                                                                 ============      ============


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

         Pursuant to the asset sale and purchase agreement, Mobil is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of such years exceed a specified level. Any payments under this earn-out arrangement, which are determined in September of each year beginning in 1999, are limited to $20 million in any year and $50 million in the aggregate. No earn-out amount was due for the year ended September 16, 1999.

         In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three-year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. The Company has recorded approximately $20 million in Accrued Expenses and Deferred Credits and Other Liabilities representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 19 years.

         The following unaudited pro forma financial information of the Company for the nine months ended September 30, 1998 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of such period. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

    Operating revenues..................................  $4,856,556
    Operating income....................................     112,409
    Net income..........................................      52,153
    Earnings per common share...........................         .93
    Earnings per common share - assuming dilution.......         .91

3.  ACCOUNTS RECEIVABLE

         In September 1999, the Company entered into an agreement with a financial institution to sell on a revolving basis up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable (the "Receivables Purchase Agreement"). As of September 30, 1999, accounts receivable were reduced by $100 million for receivables sold under this program. Proceeds from such sales were used to reduce indebtedness under the Company's bank credit facilities.

4.  INVENTORIES

         Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale determined under the weighted average cost method. During the first quarter of 1999, LIFO inventory quantities were reduced causing prior year LIFO costs, which were lower than current year replacement costs,

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES to be charged to cost of sales. This LIFO liquidation resulted in a decrease in cost of sales of $10.5 million and a decrease in the net loss of $6.8 million, or $.12 per share, for the first nine months of 1999. At September 30, 1999, the replacement cost of the Company's LIFO inventories exceeded their LIFO carrying values by approximately $175 million. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                             September 30,    December 31,
                                                 1999             1998
                                             ------------     ------------
Refinery feedstocks ....................     $     96,361     $     80,036
Refined products and blendstocks .......          261,783          174,125
Materials and supplies .................           60,601           62,244
                                             ------------     ------------
                                             $    418,745     $    316,405
                                             ============     ============

5.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude (i) a $37.7 million noncash write-down of inventory to market value in the first quarter of 1998 and (ii) the current assets and current liabilities of the Paulsboro Refinery as of its acquisition date in 1998, which are reflected separately in the Statement of Cash Flows. Also excluded from the following table are changes in cash and temporary cash investments, current deferred income tax assets and short-term debt.

                                                    Nine Months Ended
                                                      September 30,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Receivables, net .......................     $    (68,770)     $     95,093
Inventories ............................         (103,412)          (18,775)
Prepaid expenses and other .............            4,156             4,949
Accounts payable .......................          320,484           (13,406)
Accrued expenses .......................           14,750            30,250
                                             ------------      ------------
   Total ...............................     $    167,208      $     98,111
                                             ============      ============

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Cash flows related to interest and income taxes were as follows (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Interest paid (net of amount capitalized) ...     $     36,086     $     15,405
Income tax refunds received .................            7,505            9,389
Income taxes paid ...........................              581            9,950

         Noncash investing activities for the nine months ended September 30, 1999 and 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of independent appraisals performed in connection with the September 1998 acquisition of the Paulsboro Refinery and the May 1997 acquisition of Basis Petroleum, Inc. ("Basis"), respectively, and the allocation of the respective purchase prices to the assets acquired and liabilities assumed.

6.  LONG-TERM DEBT

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

7.  EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows (dollars and shares in thousands, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                               Three Months Ended September 30,
                                        ---------------------------------------------------------------------------
                                                       1999                                     1998
                                        -----------------------------------      ----------------------------------
                                                                     Per-                                   Per-
                                           Net                      Share          Net                      Share
                                         Income        Shares        Amt.         Income       Shares        Amt.
                                        --------      --------     --------      --------     --------     --------

Net income ........................     $ 22,612                                 $  4,311
                                        ========                                 ========

BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders .............     $ 22,612        56,266     $    .40      $  4,311       56,096     $    .08
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
Stock options .....................           --           370                         --          444
Performance awards ................           --           317                         --          111
                                        --------      --------                   --------     --------

DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ........     $ 22,612        56,953     $    .40      $  4,311       56,651     $    .08
                                        ========      ========     ========      ========     ========     ========

                                                              Nine Months Ended September 30,
                                        ---------------------------------------------------------------------------
                                                       1999                                     1998
                                        -----------------------------------      ----------------------------------
                                                                     Per-                                   Per-
                                           Net                      Share          Net                      Share
                                         (Loss)        Shares        Amt.         Income       Shares        Amt.
                                        --------      --------     --------      --------     --------     --------

Net income (loss) .................     $ (2,189)                                $ 38,366
                                        ========                                 ========

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders .............     $ (2,189)       56,161     $   (.04)     $ 38,366       56,149     $    .68
                                                                   ========                                ========

EFFECT OF DILUTIVE SECURITIES:
Stock options .....................           --            --                         --          862
Performance awards ................           --            --                         --          110
                                        --------      --------                   --------     --------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions ........     $ (2,189)       56,161     $   (.04)     $ 38,366       57,121     $    .67
                                        ========      ========     ========      ========     ========     ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Because the Company reported a net loss for the nine months ended September 30, 1999, various stock options and performance awards which were granted to employees in connection with the Company's stock compensation plans and were outstanding during such period were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At September 30, 1999, options to purchase approximately 6.4 million common shares and performance awards totaling approximately 317,000 common shares were outstanding.

8.  NEW ACCOUNTING PRONOUNCEMENTS

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

9.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy"). Energy was engaged in both the refining and marketing business and the natural gas related

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES services business. On July 31, 1997, Energy spun off Valero to Energy's stockholders and merged its remaining natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E") (the "Restructuring"). Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied by the trial court, but Energy appealed, and in August 1999, the court of appeals ruled in Energy's favor and compelled arbitration of the entire dispute. Although the plaintiff is seeking further appellate review of this decision, the trial court has since vacated its original denial and has now compelled arbitration. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now owns both Teco and Energy, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

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

10.  SUBSEQUENT EVENTS

         On October 21, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable December 7, 1999, to holders of record at the close of business on November 9, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               Three Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999           1998(1)         Amount            %
                                                               ------------    ------------    ------------    ------------
Operating revenues .........................................   $  2,161,938    $  1,338,649    $    823,289            62 %
Cost of sales ..............................................     (1,941,511)     (1,173,717)       (767,794)          (65)
Operating costs:
    Cash (fixed and variable) ..............................       (120,061)       (103,104)        (16,957)          (16)
    Depreciation and amortization ..........................        (35,311)        (30,591)         (4,720)          (15)
Selling and administrative expenses (including related
    depreciation expense) ..................................        (17,617)        (17,511)           (106)           (1)
                                                               ------------    ------------    ------------
        Total operating income .............................   $     47,438    $     13,726    $     33,712           246
                                                               ============    ============    ============

Other income (expense), net ................................   $      2,496    $       (420)   $      2,916           694
Interest and debt expense, net .............................   $    (15,122)   $     (7,195)   $     (7,927)         (110)
Income tax expense .........................................   $    (12,200)   $     (1,800)   $    (10,400)         (578)
Net income .................................................   $     22,612    $      4,311    $     18,301           425
Earnings per share of common stock - assuming
    dilution ...............................................   $        .40    $        .08    $        .32           400

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ............................   $     86,547    $     45,213    $     41,334            91
Ratio of EBITDA to interest incurred .......................            5.3x            5.2x             .1x            2

------------------------------------------------------
(1)Includes the operations of the Paulsboro Refinery commencing
   September 17, 1998.

                              OPERATING HIGHLIGHTS

                                                                               Three Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999           1998(1)         Amount            %
                                                               ------------    ------------    ------------    ------------

Sales volumes (Mbbls per day) ..............................            967             884              83             9 %
Throughput volumes (Mbbls per day) (2) .....................            714             559             155            28
Average throughput margin per barrel .......................   $       3.36    $       3.20    $        .16             5
Operating costs per barrel:
    Cash (fixed and variable) ..............................   $       1.83    $       2.00    $       (.17)           (9)
    Depreciation and amortization ..........................            .54             .60            (.06)          (10)
                                                               ------------    ------------    ------------
        Total operating costs per barrel ...................   $       2.37    $       2.60    $       (.23)           (9)
                                                               ============    ============    ============

Charges:
    Crude oils:
        Sour ...............................................             50%             38%             12%           32
        Heavy sweet ........................................             12              21              (9)          (43)
        Light sweet ........................................              8              11              (3)          (27)
                                                               ------------    ------------    ------------
            Total crude oils ...............................             70              70              --            --
    High-sulfur residual fuel oil ("resid") ................              3               8              (5)          (63)
    Low-sulfur resid .......................................              6               2               4           200
    Other feedstocks and blendstocks .......................             21              20               1             5
                                                               ------------    ------------    ------------
        Total charges ......................................            100%            100%             --%           --
                                                               ============    ============    ============

Yields:
    Gasolines and blendstocks ..............................             50%             52%             (2)%          (4)
    Distillates ............................................             29              28               1             4
    Petrochemicals .........................................              5               4               1            25
    Lubes and asphalts .....................................              3               2               1            50
    Other products .........................................             13              14              (1)           (7)
                                                               ------------    ------------    ------------
        Total yields .......................................            100%            100%             --%           --
                                                               ============    ============    ============


       AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (U.S. GULF COAST)
                              (DOLLARS PER BARREL)

                                                                               Three Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999            1998            Amount            %
                                                               ------------    ------------    ------------    ------------
Feedstocks:
    West Texas Intermediate ("WTI") crude oil ..............   $      21.75    $      14.16    $       7.59             54%
    WTI less sour crude oil (Arab medium) (3) ..............   $       3.10    $       3.22    $       (.12)            (4)
    WTI less heavy sweet crude oil (Cabinda) (3) ...........   $       1.04    $       1.52    $       (.48)           (32)
    WTI less high-sulfur resid (Singapore) (3) .............   $       1.80    $       1.72    $        .08              5

Products:
    Conventional 87 gasoline less WTI ......................   $       3.65    $       2.58    $       1.07             41
    No. 2 fuel oil less WTI ................................   $        .57    $       1.00    $       (.43)           (43)
    Propylene less WTI .....................................   $       1.82    $       1.68    $        .14              8

-------------------------------------------------
(1) Includes the operations of the Paulsboro Refinery commencing September 17, 1998.

(2) Includes 170 Mbbls per day and 23 Mbbls per day for the 1999 and 1998 periods, respectively, related to the Paulsboro Refinery.

(3) Excludes $.25 to $.50 per barrel for other delivery-related costs into the Company's refineries.

         The Company reported net income for the third quarter of 1999 of $22.6 million, or $.40 per share, compared to net income of $4.3 million, or $.08 per share, for the third quarter of 1998. The increase in third quarter results was due primarily to strong gasoline fundamentals in the 1999 period and continued reductions in cash operating costs (excluding the effect of the Paulsboro Refinery which was acquired in September 1998) resulting from the Company's comprehensive cost reduction efforts. Partially offsetting the increases in income resulting from these factors were lower distillate margins and increases in interest and income tax expense.

         Operating revenues increased $823.3 million, or 62%, to $2.2 billion during the third quarter of 1999 compared to the same period in 1998 due to a $7.87, or 48%, increase in the average sales price per barrel and a 9% increase in average daily sales volumes. The increase in sales volumes was due primarily to a full quarter of operations during 1999 for the Paulsboro Refinery, partially offset by a decrease in barrels purchased for resale. The increase in sales prices was attributable primarily to significantly higher crude oil prices resulting from the continuation of OPEC production cuts announced in March 1999, and to lower refined product inventories, particularly for gasoline. Demand growth for gasoline increased approximately 2% for the quarter, while gasoline production showed only a moderate increase. As a result, gasoline inventories fell approximately 13 million barrels to finish below both 1998 and historical levels.

         Operating income increased $33.7 million to $47.4 million during the third quarter of 1999 compared to the third quarter of 1998 due primarily to an approximate $55 million increase in total throughput margins and an approximate $8 million decrease in operating costs for all refineries exclusive of the Paulsboro Refinery. Partially offsetting these increases in operating income was an approximate $30 million increase in operating costs attributable to a full quarter of operations in 1999 for the Paulsboro Refinery.

         The increase in total throughput margins noted above was attributable to (i) higher margins for gasolines and blendstocks resulting primarily from the factors noted above in the discussion of operating revenues, (ii) a full quarter's contribution in 1999 from the Paulsboro Refinery and (iii) an increase in premiums for xylene and other petrochemical feedstocks resulting from improved Asian demand. Partially offsetting the increases in total throughput margins resulting from these factors were lower distillate margins resulting mainly from continued higher than historical inventory levels, and an approximate $14 million decrease in results from price risk management activities resulting primarily from losses on hedging activities incurred in the third quarter of 1999.

         The above-noted decrease in operating costs for all refineries exclusive of the Paulsboro Refinery was due to a $9 million decrease in cash operating expenses resulting mainly from lower maintenance, fuel, catalyst and chemical costs, partially offset by a $1 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs.

         Net interest and debt expense increased $7.9 million to $15.1 million during the third quarter of 1999 compared to the same period in 1998 due primarily to the full-quarter effect of interest on borrowings related to the acquisition of the Paulsboro Refinery and an increase in average interest rates.

         Income tax expense increased $10.4 million to $12.2 million during the third quarter of 1999 compared to the same period in 1998 due primarily to an increase in pre-tax income.

YEAR-TO-DATE 1999 COMPARED TO YEAR-TO-DATE 1998

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               Nine Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999           1998(1)         Amount            %
                                                               ------------    ------------    ------------    ------------


Operating revenues .........................................   $  5,323,491    $  4,149,112    $  1,174,379            28 %
Cost of sales ..............................................     (4,777,359)     (3,595,819)     (1,181,540)          (33)
Operating costs:
    Cash (fixed and variable) ..............................       (354,601)       (302,686)        (51,915)          (17)
    Depreciation and amortization ..........................       (104,176)        (83,034)        (21,142)          (25)
Selling and administrative expenses (including related
    depreciation expense) ..................................        (52,130)        (54,267)          2,137             4
                                                               ------------    ------------    ------------
Operating income, before inventory write-down ..............         35,225         113,306         (78,081)          (69)
Write-down of inventories to market value ..................             --         (37,673)         37,673           100
                                                               ------------    ------------    ------------
    Total operating income .................................   $     35,225    $     75,633    $    (40,408)          (53)
                                                               ============    ============    ============

Other income, net ..........................................   $      3,483    $         17    $      3,466            --(2)
Interest and debt expense, net .............................   $    (42,097)   $    (21,184)   $    (20,913)          (99)
Income tax (expense) benefit ...............................   $      1,200    $    (16,100)   $     17,300           107
Net income (loss) ..........................................   $     (2,189)   $     38,366    $    (40,555)         (106)
Earnings (loss) per share of common stock - assuming
    dilution ...............................................   $       (.04)   $        .67    $       (.71)         (106)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ............................   $    146,787    $    199,270(3) $    (52,483)          (26)
Ratio of EBITDA to interest incurred .......................            3.2x            8.1x           (4.9)x         (60)

------------------------------------------------------------

(1) Includes the operations of the Paulsboro Refinery commencing September 17, 1998.

(2) Variance exceeds 1,000%.

(3) Excludes the $37.7 million pre-tax write-down of inventories to market value.

                              OPERATING HIGHLIGHTS

                                                                               Nine Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999           1998 (1)        Amount            %
                                                               ------------    ------------    ------------    ------------

Sales volumes (Mbbls per day) ..............................          1,018             858             160              19%
Throughput volumes (Mbbls per day) (2) .....................            709             546             163              30
Average throughput margin per barrel .......................   $       2.82    $       3.71(3) $       (.89)            (24)
Operating costs per barrel:
    Cash (fixed and variable) ..............................   $       1.83    $       2.03    $       (.20)            (10)
    Depreciation and amortization ..........................            .54             .56            (.02)             (4)
                                                               ------------    ------------    ------------
        Total operating costs per barrel ...................   $       2.37    $       2.59    $       (.22)             (8)
                                                               ============    ============    ============

Charges:
    Crude oils:
        Sour ...............................................             48%             34%             14%             41
        Heavy sweet ........................................             13              21              (8)            (38)
        Light sweet ........................................              9              13              (4)            (31)
                                                               ------------    ------------    ------------
            Total crude oils ...............................             70              68               2               3
    High-sulfur resid ......................................              3              10              (7)            (70)
    Low-sulfur resid .......................................              6               2               4             200
    Other feedstocks and blendstocks .......................             21              20               1               5
                                                               ------------    ------------    ------------
        Total charges ......................................            100%            100%             --%             --
                                                               ============    ============    ============

Yields:
    Gasolines and blendstocks ..............................             51%             53%             (2)%            (4)
    Distillates ............................................             30              28               2               7
    Petrochemicals .........................................              4               4              --              --
    Lubes and asphalts .....................................              3               1               2             200
    Other products .........................................             12              14              (2)            (14)
                                                               ------------    ------------    ------------
        Total yields .......................................            100%            100%             --%             --
                                                               ============    ============    ============


       AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (U.S. GULF COAST)
                              (DOLLARS PER BARREL)


                                                                               Nine Months Ended September 30,
                                                               ------------------------------------------------------------
                                                                                                         Change
                                                                                               ----------------------------
                                                                   1999             1998          Amount            %
                                                               ------------    ------------    ------------    ------------
Feedstocks:
    WTI crude oil ..........................................   $      17.48    $      14.92    $       2.56             17%
    WTI less sour crude oil (Arab medium) (4) ..............   $       3.00    $       3.46    $       (.46)           (13)
    WTI less heavy sweet crude oil (Cabinda) (4) ...........   $       1.10    $       1.37    $       (.27)           (20)
    WTI less high-sulfur resid (Singapore) (4) .............   $       1.72    $       2.30    $       (.58)           (25)

Products:
    Conventional 87 gasoline less WTI ......................   $       2.72    $       3.38    $       (.66)           (20)
    No. 2 fuel oil less WTI ................................   $        .09    $       1.51    $      (1.42)           (94)
    Propylene less WTI .....................................   $       (.13)   $       2.35    $      (2.48)          (106)


--------------------------------------------------------

(1) Includes the operations of the Paulsboro Refinery commencing
    September 17, 1998.

(2) Includes 173 Mbbls per day and 8 Mbbls per day for the 1999 and 1998 periods, respectively, related to the Paulsboro Refinery.

(3) Excludes a $.25 per barrel reduction resulting from the effect of the $37.7 million pre-tax write-down of inventories to market value.

(4) Excludes $.25 to $.50 per barrel for other delivery-related costs into the Company's refineries.

         The Company reported a net loss for the first nine months of 1999 of $2.2 million, or $.04 per share, compared to net income of $38.4 million, or $.67 per share, for the first nine months of 1998. The results for the 1998 period were reduced by a $37.7 million ($23.9 million after-tax) write-down in the carrying amount of the Company's refinery inventories resulting from a significant decline in feedstock and refined product prices during the 1998 first quarter. Excluding the effect of the 1998 inventory write-down, results for the first nine months of 1999 were significantly below 1998 levels for the same period due primarily to extremely weak refining industry fundamentals during the first half of 1999, the effect of significant downtime at the Company's Corpus Christi refinery in early 1999 due to a major maintenance turnaround and expansion of the heavy oil cracker and related units, and increased interest expense. Partially offsetting the decreases in income resulting from these factors were improvements in industry conditions in the third quarter of 1999, a significant reduction in cash operating costs (excluding the effect of the Paulsboro Refinery which was acquired in September
1998) and reduced selling and administrative expenses resulting from the Company's comprehensive cost reduction efforts, lower income tax expense, and a benefit to income related to a permanent reduction in LIFO inventories during the first quarter of 1999 (see Note 4 of Notes to Consolidated Financial Statements).

         Operating revenues increased $1.2 billion, or 28%, to $5.3 billion during the first nine months of 1999 compared to the same period in 1998 due to a 19% increase in average daily sales volumes and a $1.47, or 8%, increase in the average sales price per barrel. The increase in sales volumes was due primarily to additional volumes attributable to the September 1998 acquisition of the Paulsboro Refinery, while the increase in sales prices was due primarily to higher crude oil prices attributable to OPEC production cuts announced in March 1999 and lower refined product inventories in the third quarter.

         Excluding the effect of the $37.7 million inventory write-down in the first nine months of 1998 described above, operating income decreased $78.1 million, or 69%, to $35.2 million during the first nine months of 1999 compared to the same period in 1998. This decrease in operating income was due primarily to an approximate $96 million increase in operating costs attributable to a full nine months of operations in 1999 for the Paulsboro Refinery, an approximate $10 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs for all refineries exclusive of the Paulsboro Refinery, and an approximate $7 million decrease in total throughput margins. Partially offsetting these decreases was an approximate $33 million reduction in cash operating costs for all refineries exclusive of the Paulsboro Refinery resulting mainly from lower costs related to maintenance, fuel, catalyst and chemicals, and an approximate $2 million decrease in selling and administrative expenses (including related depreciation expense) due mainly to Company-wide cost reduction initiatives.

         The decrease in total throughput margins noted above was attributable to (i) significantly lower distillate and gasoline margins resulting from both depressed refined product prices during the first two quarters of 1999 and higher crude oil prices resulting from the OPEC production cuts discussed above,
(ii) a decrease in feedstock discounts relative to WTI, and (iii) lower propylene margins. The negative effect on throughput margins resulting from these factors was offset to a large extent by an increase in the contribution from the Paulsboro Refinery resulting from a full nine months of operations in 1999, and a $10.5 million benefit resulting from the liquidation of LIFO inventories in the 1999 period.

         Net interest and debt expense increased $20.9 million, or 99%, to $42.1 million during the first nine months of 1999 compared to the same period in 1998 due to an increase in borrowings resulting primarily from the acquisition of the Paulsboro Refinery in September 1998, and to a lesser extent, to an increase in average interest rates.

         Income taxes decreased $17.3 million, from a $16.1 million expense during the first nine months of 1998 to a $1.2 million benefit during the same period in 1999, due primarily to a decrease in pre-tax income.

OUTLOOK

         Thus far in the fourth quarter of 1999, gasoline margins have narrowed from third quarter levels due to normal seasonal patterns, but are in excess of fourth quarter 1998 margins. Heating oil margins have improved from 1999 third quarter levels and are approaching fourth quarter 1998 margins as inventories are below 1998 levels. However, heating oil inventories are still above, and heating oil margins are still below, historical averages. On the cost side, strong crude oil prices resulting from production cuts continue to impact refining margins. Although market fundamentals have improved since earlier in the year, earnings for the fourth quarter of 1999 will be dependent, to a large extent, on the return of normal winter heating demand and a corresponding reduction in distillate inventories. The Company expects to continue to recognize significant benefits from its cost-cutting initiatives begun earlier in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $265.2 million during the first nine months of 1999, a decrease of only $2.9 million compared to the same period in 1998 despite the significant decline in income between the two periods. Net cash provided by operating activities benefitted during the first nine months of both 1999 and 1998 from a substantial decrease in the amount of cash utilized for working capital purposes, as detailed in Note 5 of Notes to Consolidated Financial Statements. In the first nine months of 1999, cash utilized for working capital purposes decreased $167.2 million. During the period, accounts receivable, accounts payable and inventories increased due to a significant increase in commodity prices from December 31, 1998 to September 30, 1999. Combined with concerted efforts by the Company during such period to collect accounts receivable, and the sale of receivables in September 1999 described in Note 3 of Notes to Consolidated Financial Statements, both of which helped reduce the increase in receivables resulting from higher commodity prices, the Company realized a net decrease in cash utilized for working capital purposes. The decrease in the amount of cash utilized for working capital purposes for the 1998 period was due primarily to an approximate $82 million net reduction in accounts receivable and accounts payable resulting from decreases in commodity prices from December 31, 1997 to September 30, 1998, as well as a $30 million increase in accrued expenses resulting from a statutorily mandated delay in the payment of motor fuel taxes that were subsequently paid in the 1998 fourth quarter. During the first nine months of 1999, cash provided by (i) operating activities, (ii) proceeds from the issuance of the 7 3/8% notes described in Note 6 of Notes to Consolidated Financial Statements (approximately $298 million), (iii) issuances of common stock related to the Company's benefit plans, and (iv) existing cash balances were utilized to reduce bank borrowings, fund capital expenditures and deferred turnaround and catalyst costs, and pay common stock dividends.

         The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under the credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of September 30, 1999, outstanding borrowings and letters of credit under this committed bank credit and letter of credit facility totaled approximately $225 million. The Company also has uncommitted short-term bank credit facilities under which amounts up to $125 million may be borrowed, along with uncommitted bank letter of credit facilities totaling $285 million. As of September 30, 1999, $12 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $48 million were outstanding under the uncommitted letter of credit facilities. As of September 30, 1999, the Company's debt to capitalization ratio was 44.4%.

         During the first nine months of 1999, the Company reduced its exposure to increases in interest rates and increased its financial flexibility by (i) issuing $300 million of seven-year 7 3/8% notes under its $600 million shelf registration statement and using the net proceeds to reduce variable rate bank borrowings and (ii) refinancing $25 million of its taxable, variable rate industrial revenue bonds with tax-exempt 5.7% fixed rate bonds. See Note 6 of Notes to Consolidated Financial Statements.

         As described in Note 2 of Notes to Consolidated Financial Statements, Mobil is entitled to receive payments from the Company in any of the five years following the Company's September 1998 acquisition of the Paulsboro Refinery if certain average refining margins during any of such years exceed a specified level. Based on margin levels since the acquisition date, no earn-out payment was due to Mobil for the year ended September 16, 1999.

         During the first nine months of 1999, the Company expended approximately $135 million for capital investments, including capital expenditures of $77 million and deferred turnaround and catalyst costs of $58 million. The deferred turnaround and catalyst costs related primarily to (i) a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi refinery in the first quarter, (ii) a catalyst change for the Corpus Christi hydrodesulfurization unit in the second quarter, and (iii) a turnaround and catalyst change of the Texas City Residfiner also in the second quarter. For total year 1999, the Company currently expects to incur approximately $175 million for capital investments, including approximately $105 million for capital expenditures and approximately $70 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $13 million for computer system projects and approximately $7 million for projects related to environmental control and protection.

         During the fourth quarter of 1999, the Company has repurchased shares of common stock at a cost of approximately $13 million pursuant to a stock repurchase program approved by the Company's Board of Directors in the third quarter of 1998. Such shares will be used primarily to meet requirements under the Company's employee benefit plans during the coming twelve months.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 8 of Notes to Consolidated Financial Statements, various new financial accounting pronouncements have been issued by the AICPA and FASB which either became effective for the Company's financial statements beginning in 1999 or become effective in 2001. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these statements has not had a material effect on the Company's consolidated financial statements.

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

Plant Facilities (includes non-IT embedded systems such as process control systems and the physical equipment and facilities at the Company's refineries); and Office Facilities/Aviation (includes telephone, security and environmental systems and office equipment at the Company's office facilities and aviation-related equipment and software). Implementation of the Company's Year 2000 compliance plan is led by a Management Oversight Committee, which includes members of executive management, and Year 2000 coordinators for each of the business areas described above. The compliance plan is monitored weekly by the business area coordinators and progress reported monthly to the Management Oversight Committee. The compliance plan includes the following phases:

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

         Currently, all of the above-noted phases in the Company's Year 2000 compliance plan have been substantially completed for each of its major business areas. The Company is continuing to remediate and test the few remaining inventoried items that are not yet compliant (less than 1% of all inventoried items), and expects to complete such remediation and/or testing prior to December 31, 1999. In addition to the remediation and testing of high and medium priority items as noted in the compliance plan above, both the Business Systems and Office Facilities/Aviation areas extended their remediation and testing procedures to also include low priority items to ensure compliance for all inventoried items. Remediation and testing of low priority items for the Plant Facilities area was not performed as such items were determined to have minimal risk to the Company. For a discussion of additional contingency planning to be accomplished between now and the end of the year, see "Contingency Plans" below.

         Completion of the Company's Year 2000 compliance plan has been, and will continue to be, performed primarily by Company personnel. However, in certain cases, outside contractors or consultants have been engaged to assist in the Company's Year 2000 efforts and will continue to be used in the future. Presently, no significant IT projects have been delayed due to the implementation of the Company's Year 2000 compliance plan.

         In addition to the major business areas described above, the Company's External Service Providers (third-party relationships material to the Company's operations, including (i) service providers for the

Company's Business Systems, Plant Facilities and Office Facilities/Aviation described above, (ii) "supply" relationships such as major suppliers of refinery feedstocks, (iii) "marketing" relationships such as major customers and pricing services, and (iv) "logistics" relationships such as pipelines, terminals, ships, barges and storage facilities) could equally be affected by the Year 2000 problem, which in turn could have an impact on the Company's business. For that reason, Year 2000 compliance of the External Service Providers which the Company believes to be critical is also being assessed as part of the Company's Year 2000 compliance plan. Over 70 Year 2000 questionnaires were sent to External Service Providers deemed to be critical. Additionally, over 200 questionnaires were sent to External Service Providers classified as high priority. A risk assessment has been completed for all critical and high priority External Service Providers, and contingency plans have been developed for all critical External Service Providers.

COSTS

         The estimated total external costs to complete the Company's Year 2000 compliance plan are currently estimated to be approximately $3 million. The Company does not separately track internal costs, principally consisting of payroll and related costs for its information systems group and certain other employees, incurred in connection with its Year 2000 compliance efforts. The above amounts do not include costs associated with the implementation of the new client/server based systems described under "State of Readiness."

RISKS

         The current status of the Company's Year 2000 compliance plan and costs of compliance noted above are the current best estimates of the Company's management and are believed to be reasonably accurate. In the event unanticipated problems are encountered in connection with the Company's Year 2000 efforts, the Company may need to devote more resources to such efforts and additional costs may be incurred. If the Company does not satisfactorily complete its Year 2000 compliance plan, including identifying and resolving problems encountered by the Company's External Service Providers, potential consequences could include, among other things, unit downtime at or damage to the Company's refineries, delays in transporting refinery feedstocks and refined products, impairment of relationships with significant suppliers or customers, loss of accounting data or delays in processing such data, and loss of or delays in internal and external communications. The occurrence of any or all of the above could result in a material adverse effect on the Company's results of operations, liquidity or financial condition. Although the Company currently believes that it will satisfactorily complete its Year 2000 compliance plan as described above prior to January 1, 2000, there can be no assurance that the plan will be satisfactorily completed by such time or that the Year 2000 problem will not adversely affect the Company and its business.

CONTINGENCY PLANS

        During the third quarter of 1999, the Company substantially completed the development of Year 2000 contingency plans for its Business Systems, Plant Facilities and Office Facilities/Aviation business areas, as well as for various key corporate departments and certain critical External Service Providers. These plans consist of documenting established plans of action to be followed in the event certain assumed Year 2000 disruption scenarios occur during the period January 1-15, 2000 and are designed to accomplish the following objectives: (i) continue critical Company business operations; (ii) minimize the decisions and effort required to continue business operations; (iii) minimize dependence on any one person to continue business operations; (iv) minimize the risks to the Company in terms of diminished cash flow, income, assets or customer relations; and (v) establish lines of communication to be followed while the plans are in action.

         Since the end of the quarter, the Company has, among other things, communicated to all employees a detailed work schedule for the critical time frame covering the last week of December 1999 through the first two weeks of January 2000, and identified critical personnel that will be required to be on-site during such period. The Company has also developed detailed procedures for communicating to all of its employees the Company's Year 2000 status, and the status of critical third parties, from the time the January 1, 2000 boundary is crossed until at least two weeks later. From now until the end of the year, the Company will be continually reviewing, refining and testing its work schedules, communications and other contingency plans to ensure that all areas of the Company are keenly aware of their responsibilities so that any potential disruptions are minimized.

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

         The following table provides information about the Company's derivative commodity instruments, which mature in 1999, held to hedge refining inventories as of September 30, 1999 (dollars in thousands, except amounts per barrel or per million British thermal units ("MMBtu")). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                                          Fixed Price
                                                                 ------------------------------
                                                                     Payor           Receiver
                                                                 ------------      ------------
Swaps:
    Notional volumes (Mbbls) ...............................              550                --
    Weighted average pay price (per bbl) ...................     $        .14                --
    Weighted average receive price (per bbl) ...............     $        .08                --
    Fair value .............................................     $        (33)               --

Futures:
    Volumes (Mbbls) ........................................            5,361            10,345
    Weighted average price (per bbl) .......................     $      24.62      $      26.02
    Contract amount ........................................     $    132,007      $    269,158
    Fair value .............................................     $    136,092      $    276,337

    Volumes (Billion Btus or "BBtus") ......................               --               120
    Weighted average price (per MMBtu) .....................               --      $       2.58
    Contract amount ........................................               --      $        310
    Fair value .............................................               --      $        346

         The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of September 30, 1999 and which mature in 1999 or 2000 (dollars in thousands, except amounts per barrel).

                                                       Mature in 1999           Mature in 2000
                                                  ---------------------     ---------------------
                                                        Fixed Price              Fixed Price
                                                  ---------------------     ---------------------
                                                    Payor      Receiver       Payor      Receiver
                                                  --------     --------     --------     --------
Futures:
    Volumes (Mbbls) .........................           11           20           23           11
    Weighted average price (per bbl) ........     $  22.15     $  22.82     $  22.07     $  19.84
    Contract amount .........................     $    244     $    457     $    508     $    218
    Fair value ..............................     $    263     $    458     $    537     $    231


         In addition to the above, as of September 30, 1999, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002 with notional volumes totaling approximately 7.5 million barrels, a weighted average pay price of $20.11 per barrel, a weighted average receive price of $17.88 per barrel, and a net unrecognized fair value of approximately $6 million.

         The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of September 30, 1999 and which mature in 1999, 2000 or 2001 (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                           Mature in 1999             Mature in 2000           Mature in 2001
                                                      ------------------------   -----------------------  -----------------------
                                                             Fixed Price               Fixed Price              Fixed Price
                                                      ------------------------   -----------------------  -----------------------
                                                         Payor       Receiver      Payor       Receiver      Payor      Receiver
                                                      ----------    ----------   ----------   ----------  ----------   ----------
Swaps:
    Notional volumes (Mbbls) ........................     13,775        15,300       14,025       16,775          --          600
    Weighted average pay price (per bbl) ............ $     1.87    $     1.77   $     3.22   $     2.17          --   $     2.04
    Weighted average receive price (per bbl)......... $     1.84    $     1.89   $     3.42   $     2.12          --   $     2.18
    Fair value ...................................... $     (396)   $    1,895   $    2,808   $     (844)         --   $       82

Options:
    Volumes (Mbbls) .................................      1,450         1,900           --           --          --           --
    Weighted average strike price (per bbl) ......... $    12.30    $     9.64           --           --          --           --
    Contract amount ................................. $      489    $      297           --           --          --           --
    Fair value ...................................... $    4,222    $    4,196           --           --          --           --

Futures:
    Volumes (Mbbls) .................................     25,322        25,870        9,806        9,258          --           --
    Weighted average price (per bbl) ................ $    20.85    $    20.69   $    17.00   $    16.40          --           --
    Contract amount ................................. $  527,912    $  535,277   $  166,696   $  151,845          --           --
    Fair value ...................................... $  628,546    $  632,997   $  201,927   $  189,082          --           --

    Volumes (BBtus) .................................      1,100         1,100           --           --          --           --
    Weighted average price (per MMBtu) .............. $     2.70    $     2.74           --           --          --           --
    Contract amount ................................. $    2,969    $    3,011           --           --          --           --
    Fair value ...................................... $    3,175    $    3,175           --           --          --           --

INTEREST RATE RISK

         The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of various initiatives undertaken by the Company in the first nine months of 1999 to reduce its exposure to increases in interest rates and increase its financial flexibility.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation ("Energy"). Energy was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Energy spun off Valero to Energy's stockholders and merged its remaining natural gas related services business with a wholly owned subsidiary of PG&E Corporation ("PG&E") (the "Restructuring"). Energy and certain of its natural gas related subsidiaries, as well as the Company, have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which a subsidiary of Energy holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Energy's motion to compel arbitration was denied by the trial court, but Energy appealed, and in August 1999, the court of appeals ruled in Energy's favor and compelled arbitration of the entire dispute. Although the plaintiff is seeking further appellate review of this decision, the trial court has since vacated its original denial and has now compelled arbitration. Energy has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. Energy is seeking unquantified actual and punitive damages. Although PG&E previously acquired Teco and now owns both Teco and Energy, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. Pursuant to the agreement by which the Company was spun off to Energy's stockholders in connection with the Restructuring, the Company has agreed to indemnify Energy with respect to this lawsuit to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         *27.1 Financial Data Schedule (reporting financial information as of and for the nine months ended September 30, 1999).

--------------------------
 *       The Financial Data Schedule shall not be deemed "filed" for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

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




Date: November 12, 1999

                                 EXHIBIT INDEX


     Exhibit
     Number              Description
     -------             -----------
      *27.1        Financial Data Schedule (reporting financial information
                   as of and for the nine months ended September 30, 1999).

--------------------------

 *       The Financial Data Schedule shall not be deemed "filed" for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.