Form 10-K405
period 1999-12-31
VALERO ENERGY CORP/TX
filed 2000-03-08
CIK 1035002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock, $.01 Par Value                     New York Stock Exchange
       Preferred Share Purchase Rights                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on February 1, 2000, of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant, based on the average of the high and low prices as quoted in the New York Stock Exchange Composite Transactions listing for that date, was approximately $1.2 billion. As of February 1, 2000, 55,753,583 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission in March 2000 a definitive Proxy Statement for the Company's Annual Meeting of Stockholders scheduled for May 4, 2000, at which directors of the Company will be elected. Portions of the 2000 Proxy Statement are incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS-REFERENCE SHEET

     The following table indicates the headings in the 2000 Proxy Statement where the information required in Part III of Form 10-K may be found.

FORM 10-K ITEM NO. AND CAPTION                        HEADING IN 2000 PROXY STATEMENT
------------------------------                        -------------------------------
10. "Directors and Executive Officers of the
    Registrant"..............................  "Proposal No. 1 -- Election of Directors,"
                                               and "Information Concerning Nominees and
                                               Other Directors" and "Section 16(a)
                                               Beneficial Ownership Reporting Compliance"

11. "Executive Compensation".................  "Executive Compensation," "Stock Option
                                               Grants and Related Information," "Report of
                                               the Compensation Committee of the Board of
                                               Directors on Executive Compensation,"
                                               "Retirement Benefits," "Arrangements with
                                               Certain Officers and Directors" and
                                               "Performance Graph"

12. "Security Ownership of Certain Beneficial
    Owners and Management"...................  "Beneficial Ownership of Valero Securities"

13. "Certain Relationships and Related
    Transactions"............................  "Transactions with Management and Others"

     Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.

                                    CONTENTS

                                                                         PAGE
                                                                         ----
          Cross Reference Sheet.......................................    ii
PART I
Item 1.   Business....................................................     1
          Proposed Acquisition of California Refining and Marketing
          Assets......................................................     2
          Valero's Strategic Direction................................     3
          Refining, Marketing and Feedstock Supply....................     4
          Refining....................................................     4
          Corpus Christi Refinery.....................................     4
          Texas City Refinery.........................................     5
          Paulsboro Refinery..........................................     5
          Houston Refinery............................................     6
          Krotz Springs Refinery......................................     6
          Selected Operating Results..................................     7
          Marketing...................................................     7
          Feedstock Supply............................................     8
          Factors Affecting Operating Results.........................     8
          Competition.................................................    10
          Environmental Matters.......................................    10
          Executive Officers of the Registrant........................    12
          Employees...................................................    13
Item 2.   Properties..................................................    13
Item 3.   Legal Proceedings...........................................    13
          Environmental Proceedings Related to Paulsboro
          Acquisition.................................................    13
          Other Environmental Proceedings.............................    13
          Litigation Relating to Discontinued Operations..............    13
          Other Litigation............................................    14
          General.....................................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.........    14
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    15
Item 6.   Selected Financial Data.....................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    30
Item 8.   Financial Statements........................................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    67
PART III
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    67

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF
  "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                     1995.

     This annual report on Form 10-K contains forward-looking statements relating to Valero Energy Corporation's operations that are based on management's current expectations, estimates and projections about the petroleum and chemicals industries. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from Valero's expressed expectations or forecasts. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any current estimates, predictions, projections, assumptions, or other indication of future performance. Some important factors (but not necessarily all factors) that could affect Valero's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed or forecast by Valero are discussed in "Item 1. Business" under the headings "Factors Affecting Operating Results," "Competition," and "Environmental Matters," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Forward-Looking Statements" as well as in Valero's other filings with the Securities and Exchange Commission. Valero undertakes no obligation to update or publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

     Valero Energy Corporation(1) is one of the United States' largest independent petroleum refiners and marketers, and the largest on the Gulf Coast. Valero owns and operates five refineries in Texas, Louisiana and New Jersey with a combined throughput capacity of approximately 785,000 barrels per day, or BPD. Valero principally produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel and oxygenates and can produce gasoline meeting specifications of the California Air Resources Board, or CARB gasoline. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals. The Company's products are marketed in 31 states and selected export markets.

     As used in this report, the terms "Valero" and the "Company" may, depending upon the context, refer to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

     Valero's principal executive offices are located at One Valero Place, San Antonio, Texas, 78212 and its telephone number is (210) 370-2000.

---------------

(1) Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company as a wholly owned subsidiary of Valero Energy Corporation, referred to as Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders by distributing all of the common stock of Valero. Immediately after this distribution, Old Valero, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation. The distribution of Valero to Old Valero's stockholders and the merger of Old Valero with the subsidiary of PG&E Corporation are collectively referred to as the "Restructuring." Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation and its common stock was listed for trading on the New York Stock Exchange under the symbol "VLO."

     For financial and statistical information regarding the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of cash flows provided by and used in the Company's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PROPOSED ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

     On March 2, 2000, Valero and ExxonMobil Corporation executed a sale and purchase agreement for the purchase by Valero of ExxonMobil's Benicia, California refinery and all Exxon-branded California retail assets for a purchase price of $895 million plus an amount representing the value of inventories acquired in the transaction, which will be based on market-related prices at closing. ExxonMobil agreed to sell these assets as a result of Consent Decrees issued by the Federal Trade Commission and the State of California providing that certain assets be divested by ExxonMobil to satisfy anticompetitive issues in connection with the recent merger of Exxon Corporation and Mobil Corporation. Valero's acquisition of the ExxonMobil California assets is pending approval from the Federal Trade Commission and the State of California.

     The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a rated crude oil capacity of 130,000 barrels per day. The Benicia Refinery produces a high percentage of light products, with limited production of natural gas liquids and other products. Over 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board specifications for gasoline sold in California. The refinery has significant liquid storage capacity including storage for crude oil and other feedstocks. Also included with the refinery assets are a deepwater dock located offsite on the Carquinez Straits which is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the Consent Decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, the sale and purchase agreement includes a contract allowing Valero to purchase up to 100,000 barrels per day of Alaska North Slope crude oil at market-related prices delivered to the Benicia Refinery.

     The retail assets include 10 company-owned and operated sites and 70 company-owned lessee-dealer sites, 75 of which are in the San Francisco Bay area. Under the Consent Decrees, the Federal Trade Commission and the State of California ordered that ExxonMobil withdraw the "Exxon" brand name from this area. As a result, ExxonMobil has notified the dealers in this market area that their franchise right to market "Exxon" branded products is being terminated effective June 15, 2000. Valero will offer its own brand to market retail petroleum products at these locations. Due to the timing requirements of ExxonMobil's franchise termination notice to various dealers as described above, ExxonMobil cannot close the transaction until (i) all of the dealers agree to terminate their franchise agreements or (ii) June 15, 2000, whichever comes first.

     Also included in the retail assets are up to 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. The distributor locations will retain the right to use the Exxon brand, continue to accept the Exxon proprietary credit card and receive Exxon brand support, while Valero will receive the exclusive rights to offer the Exxon brand throughout the state (except for the San Francisco Bay area) for a ten-year period. In connection with the acquisition, ExxonMobil will assign to Valero all of the existing Exxon California distributor contracts under which the distributors will purchase Exxon branded products from Valero after the acquisition. Valero will supply distributors either directly through a refined products pipeline or indirectly through petroleum product exchange transactions.

     The acquisition will be funded through a mix of debt, equity and structured lease financing. The debt would be a combination of borrowings under Valero's existing bank credit facility and new term debt. The equity component will be between $250 million and $350 million of some combination of common stock and convertible preferred stock, including mandatory convertible preferred stock. In case any of these financing sources are not finalized or available at the closing date, Valero will close the purchase with interim financing consisting of (i) a committed $600 million bank bridge facility which has been established and (ii) borrowings under its existing bank credit facilities with related amendments to these facilities providing for a higher debt-to-capitalization limit (which amendments will be underwritten by the provider of the bridge financing).

     It is anticipated that the transaction will close on June 15, 2000; however, there can be no assurance that the transaction will close on this date or that all of the conditions required to close the transaction will be met.

VALERO'S STRATEGIC DIRECTION

     Valero has distinguished itself among independent refiners by cost effectively upgrading its refineries to not only increase output but also increase overall refining complexity and flexibility, enhancing Valero's ability to process lower cost feedstocks into higher value products. Valero processes a wide slate of feedstocks including medium sour crude oils, heavy sweet crudes and residual fuel oils, or resid, which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. Over 55% of Valero's total gasoline production is premium or reformulated gasoline, or RFG, which sells for a premium over conventional grades of gasoline. The Company also produces over 75% of its distillate slate as low-sulfur diesel and jet fuel, which sell for a premium over high-sulfur heating oil. In addition to its feedstock and product advantages, Valero has synergies among its Gulf Coast refineries which allow the Company to transfer intermediate feedstocks such as deasphalted oil, or DAO, and atmospheric tower bottoms, or ATBs, among the Texas City, Houston and Corpus Christi Refineries.

     Valero intends to remain a premier, independent refining and marketing company that adds stockholder value through innovative, efficient upgrading of low-cost feedstocks into high value, environmentally clean products. The following are some specific components of its strategic plan for 2000:

     - Growth through acquisitions. Valero has continued to focus on growth and diversification through acquisitions. In 2000, Valero will continue to seek refinery acquisition opportunities that are accretive to and diversify earnings and cash flow.

     - Cost effective upgrading. During 2000, Valero plans to expand the capacity of two of the Texas City Refinery's three crude units by approximately 37,000 BPD and its diesel hydrotreater by approximately 14,000 BPD. Additionally, the Company plans to expand the Paulsboro Refinery's fluid catalytic cracking unit by 6,500 BPD and its crude unit by approximately 2,000 BPD.

     - Cost savings initiatives. In 1999, Valero implemented cost savings initiatives which resulted in operating expense savings of over $40 million at its Gulf Coast refineries, and expects to attain further operating cost reductions at all of its refineries in 2000. The components of Valero's cost savings program include: improving mechanical availability, reducing maintenance costs, improving energy efficiency, replicating best operating practices at all refineries, improving purchasing efficiencies through multi-refinery contracts, reducing warehouse inventory and reducing the use of outside professional services.

     - Diversification. Valero continues to evaluate several strategies that offer opportunities to diversify earnings, including retail petroleum marketing, petrochemical ventures, and other ancillary businesses.

     - Safety and environmental. Safety is a core business value and Valero will continue to focus on and devote significant time and resources to safety training and accountability programs across the Company. Valero has a reputation for being environmentally proactive and will continue actively monitoring developments with the EPA's proposed air emissions reduction rules and other regulatory changes.

REFINING, MARKETING AND FEEDSTOCK SUPPLY

  Refining

     Valero's five refineries have a combined total throughput capacity of approximately 785,000 BPD. The following table lists the location of each of its refineries and their respective feedstock throughput capacities.

                                                                       FEEDSTOCK THROUGHPUT
                REFINERY                           LOCATION              CAPACITY IN BPD
                --------                           --------            --------------------
Corpus Christi Refinery..................  Corpus Christi, Texas              215,000
Texas City Refinery......................  Texas City, Texas                  200,000
Paulsboro Refinery.......................  Paulsboro, New Jersey              165,000
Houston Refinery.........................  Houston, Texas                     120,000
Krotz Springs Refinery...................  Krotz Springs, Louisiana            85,000
                                                                             --------
          Total....................................................           785,000(1)
                                                                             ========

---------------

(1) Crude unit capacity = 528,000 BPD

     The Texas City, Houston and Krotz Springs Refineries were acquired with the acquisition of Basis Petroleum, Inc., a wholly owned subsidiary of Salomon Inc, on May 1, 1997. On September 16, 1998, the Paulsboro Refinery was acquired from Mobil Oil Corporation.

     CORPUS CHRISTI REFINERY

     The Corpus Christi Refinery is situated on 254 acres along the Corpus Christi Ship Channel. The Corpus Christi Refinery specializes in processing primarily lower-cost heavy crude oil and resid into premium products, such as RFG and CARB gasoline. The Corpus Christi Refinery can produce approximately 125,000 BPD of gasoline and gasoline-related products, 35,000 BPD of low-sulfur diesel and 35,000 BPD of other products such as petrochemicals, including propylene and xylene. The Corpus Christi Refinery can produce most of its gasoline as RFG and all of its diesel fuel as low-sulfur diesel. The Corpus Christi Refinery has substantial flexibility to vary its mix of gasoline products to meet changing market conditions.

     The Corpus Christi Refinery's primary operating units include an 87,000 BPD heavy oil cracker, or HOC, an 82,000 BPD hydrodesulfurization unit, or HDS unit, a 36,000 BPD hydrocracker and a 37,000 BPD reformer complex. It also operates certain units which produce oxygenates(2) such as MTBE (methyl tertiary butyl ether) and TAME (tertiary amyl methyl ether). The Corpus Christi Refinery can produce approximately 24,000 BPD of oxygenates, which are blended into the Company's gasoline production and also sold separately. Substantially all of the methanol feedstocks required for the production of oxygenates at the Corpus Christi Refinery can normally be provided by a methanol plant in Clear Lake, Texas owned by a joint venture between a Valero subsidiary and Hoechst Celanese Chemical Group, Inc. In January 1997, a mixed xylene fractionation facility, which recovers the mixed xylene stream from the Corpus Christi Refinery's reformate stream, was placed into service at the refinery. The fractionated xylene is sold into the petrochemical feedstock market for use in the production of paraxylene when market conditions are favorable. These units and related facilities diversify the Corpus Christi Refinery's operations, giving this refinery the flexibility to pursue potentially higher-margin product markets.

     A scheduled turnaround of certain of the Corpus Christi Refinery's major refining units was completed in the first quarter of 1999. Modifications made to the HOC during the 1999 turnaround increased throughput capacity by approximately 10,000 BPD. During the HOC turnaround, the HDS unit was further modified,

---------------

(2) "Oxygenates" are liquid hydrocarbon compounds containing oxygen. Gasoline that contains oxygenates usually has lower carbon monoxide emissions than conventional gasoline. MTBE is an oxygen-rich, high- octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines. TAME, like MTBE, is an oxygen-rich, high-octane gasoline blendstock.

increasing its capacity to process high-sulfur crude oil from approximately 50,000 BPD to 60,000 BPD, thereby increasing the refinery's feedstock flexibility. During the third quarter of 1999, this refinery experienced unplanned downtime as a precaution against the effects of Hurricane Bret. Turnarounds of the hydrocracker and reformer complexes were completed in January 2000, and turnarounds of the HDS and MTBE units are planned for the fourth quarter of 2000.

     TEXAS CITY REFINERY

     The Texas City Refinery is capable of refining lower-cost medium sour crudes into a slate of gasolines and distillates, including home heating oil, low-sulfur diesel, kerosene and jet fuel. The Texas City Refinery can produce approximately 70,000 BPD of gasoline and 65,000 BPD of distillates. Other products include chemical grade propylene and propane. The Texas City Refinery can also provide approximately 35,000 BPD of intermediate feedstocks such as DAO and ATBs to the Corpus Christi Refinery and/or the Houston Refinery. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep water docking facilities along the Texas City Ship Channel, and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

     The Texas City Refinery's primary operating units include a 168,000 BPD crude distillation complex and a 52,000 BPD fluid catalytic cracking unit, or FCC Unit. During the latter part of 1996, an 85,000 BPD Residfiner (which reduces the sulfur content and improves the cracking characteristics of the feedstocks for the FCC Unit), and a 40,000 BPD Residual Oil Supercritical Extraction unit, or ROSE unit (which recovers DAO from the vacuum tower bottoms for feed to the FCC Unit), were placed in service at the Texas City Refinery. These units significantly enhanced this refinery's feedstock flexibility and product diversity.

     During 1999, the Texas City Refinery entered into long-term hydrogen supply arrangements with Air Liquide and Praxair, respectively, in order to mitigate certain hydrogen supply problems encountered in previous years. A scheduled turnaround was completed on the Residfiner and the ROSE unit in April 1999 and one of the crude units in October 1999. In 2000, the Company intends to expand two of the refinery's crude units by an aggregate of 37,000 BPD and the diesel hydrotreating unit by 14,000 BPD. Additionally, the annual catalyst replacement for the Residfiner is planned for the second quarter of 2000.

     PAULSBORO REFINERY

     On September 16, 1998, Valero Refining Company-New Jersey, a wholly owned subsidiary of Valero, purchased substantially all of the assets related to Mobil Oil Corporation's 155,000 BPD refinery in Paulsboro, New Jersey and assumed certain of its liabilities. The purchase price was $228 million plus approximately $107 million representing the value of inventories and certain other items acquired in the transaction.

     As part of the acquisition, Valero and Mobil signed long-term agreements for the Paulsboro Refinery to supply Mobil's adjacent lube oil blending and packaging facility with fuels and lubricant basestocks. In addition, Valero and Mobil signed long-term agreements for the Paulsboro Refinery to supply portions of Mobil's marketing operations with light products at market-related prices.

     The acquisition of the Paulsboro Refinery increased the Company's total throughput capacity by approximately 25%, improved its geographic diversity by providing better access to Northeast markets and diversified its product mix through the Paulsboro Refinery's production of lubricant basestocks and asphalt.

     The Paulsboro Refinery processes primarily medium sour and heavy sour crudes into a wide slate of gasoline and distillates, lubricant basestocks and asphalt. The Paulsboro Refinery can produce approximately 70,000 BPD of gasoline, 60,000 BPD of distillates, 15,000 BPD of asphalt and 12,000 BPD of lubricant basestocks. Major units at the Paulsboro Refinery include a 105,000 BPD lubricants crude unit, a 50,000 BPD fuels crude unit, a 48,000 BPD FCC Unit, a 25,000 BPD delayed coking unit, a 15,000 BPD asphalt unit and a 12,000 BPD lubricants plant. Feedstocks and refined products are typically transported via refinery-owned dock facilities along the Delaware River, Mobil's product distribution system or the refinery's access to the Colonial pipeline, which allows products to be sold into the New York Harbor market.

     During 1999, scheduled turnarounds were completed on the distillate hydrotreater and reformer units. The Paulsboro Refinery experienced unscheduled processing rate reductions and unit downtime during 1999, primarily associated with its FCC Unit. A scheduled turnaround and 6,500 BPD expansion of the FCC Unit and 2,000 BPD expansion of one of the crude units are planned for the second quarter of 2000 in conjunction with scheduled turnarounds. A turnaround of the naphtha hydrotreater and regeneration of the naphtha reformer catalyst are also planned for the fourth quarter of 2000.

     HOUSTON REFINERY

     The Houston Refinery is capable of processing both heavy sweet and medium sour crude oils and can produce approximately 60,000 BPD of gasoline and 30,000 BPD of distillates. The refinery also produces chemical grade propylene. It operates an 85,000 BPD crude distillation complex and a 61,000 BPD FCC Unit. The refinery typically receives its feedstocks via tanker at deep water docking facilities along the Houston Ship Channel. This facility also has access to major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

     During the second quarter of 1999, the Houston Refinery's naphtha reformer was refurbished, which increased yields from the unit by 5,000 BPD and increased its flexibility to produce a higher percentage of RFG and premium gasoline. The Houston Refinery experienced one unplanned outage of its FCC Unit during the fourth quarter of 1999. No major turnarounds are currently planned for 2000.

     KROTZ SPRINGS REFINERY

     The Krotz Springs Refinery processes primarily local, light Louisiana sweet crude oil and can produce approximately 40,000 BPD of gasoline and 45,000 BPD of distillates. The refinery is geographically located to benefit from access to upriver markets on the Mississippi River and it has docking facilities along the Atchafalaya River sufficiently deep to allow barge and light ship access. The facility is also connected to the Colonial pipeline for product transportation to the Southeast and Northeast. Built during the 1979-1982 time period, the refinery is a relatively new facility compared to other U.S. refineries. Primary units include an 80,000 BPD crude distillation complex, a 31,000 BPD FCC Unit and a 12,000 BPD reformer complex.

     No significant turnarounds were undertaken by the Krotz Springs Refinery in 1999. A turnaround of the reformer complex was completed in January 2000.

     SELECTED OPERATING RESULTS

     The following tables set forth certain consolidated operating results for the last three fiscal years (volumes are stated in thousand barrels per day or MBPD). Amounts for 1998 include the results of operations of the Paulsboro Refinery after September 16, 1998. Amounts for 1997 include the results of operations of the Texas City, Houston and Krotz Springs Refineries from May 1, 1997. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes. Aggregate refinery charges and yields are expressed as percentages of total charges and yields, respectively.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------     -----     -----
Refinery Throughput Volumes..............................     712       579(3)    417(4)
Sales Volumes............................................   1,033       894(3)    630(4)
Average Throughput Margin per Barrel.....................  $ 2.93     $3.53     $4.35
Average Operating Cost per Barrel:
  Cash (Fixed and Variable)..............................  $ 1.85     $2.06     $2.00
  Depreciation and Amortization..........................     .53       .57       .61
                                                           ------     -----     -----
  Total Operating Cost per Barrel........................  $ 2.38     $2.63     $2.61
                                                           ======     =====     =====
Charges:
  Crude Oils:
     Sour................................................      48%       37%       26%
     Heavy sweet.........................................      12        20        21
     Light sweet.........................................       9        11        10
                                                           ------     -----     -----
     Total Crude Oils....................................      69        68        57
  High-sulfur residual fuel oil..........................       3         9        17
  Low-sulfur residual fuel oil...........................       6         3         3
  Other feedstocks and blendstocks.......................      22        20        23
                                                           ------     -----     -----
          Total Charges..................................     100%      100%      100%
                                                           ======     =====     =====
Yields:
  Gasolines and blendstocks..............................      51%       53%       53%
  Distillates............................................      29        28        25
  Petrochemicals.........................................       5         4         6
  Lubes and asphalts.....................................       3         1        --
  Other products.........................................      12        14        16
                                                           ------     -----     -----
          Total Yields...................................     100%      100%      100%
                                                           ======     =====     =====

     For additional information regarding the Company's operating results for the three years ended December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."
---------------

(3) For the fourth quarter of 1998 following the acquisition of the Paulsboro Refinery, refinery throughput volumes and sales volumes were 640 MBPD and 949 MBPD, respectively.

(4) For the eight months following the acquisition of Basis Petroleum, Inc., refinery throughput volumes and sales volumes were 543 MBPD and 740 MBPD, respectively.

  Marketing

     The Company's product slate is presently comprised of approximately 90% premium products such as gasoline and related components, distillates, lubricant basestocks and petrochemicals. Valero sells refined products under spot and term contracts to bulk and truck rack customers at over 190 locations in 31 states throughout the United States and selected export markets in Latin America. Total product sales volumes during 1999 averaged approximately 1,033,000 BPD. Sales volumes include amounts produced at the Company's refineries and amounts purchased from third parties and resold in connection with its marketing activities. Substantially all of the light products from the Paulsboro Refinery are sold to Mobil at market-related prices pursuant to long-term agreements. Currently, Valero markets over 180,000 BPD of gasoline and distillates through truck rack facilities. The principal purchasers of its products from truck racks have been wholesalers and distributors in the Northeast, Southeast, Midwest and Gulf Coast. Other sales are made to large oil companies and gasoline distributors and transported by pipeline, barges and tankers. With its access to the Gulf of Mexico and the Atlantic Ocean, Valero's refineries are able to ship refined products throughout the world. Interconnects with common-carrier pipelines give Valero the flexibility to sell products in most major geographic regions of the United States. In 1999, 13% of Valero's consolidated operating revenues were derived from Mobil Oil Corporation. Other than sales to Mobil, no single purchaser of the Company's products accounted for more than 10% of total sales during 1999.

     Approximately 70,000 BPD of Valero's RFG production is under contract at market-related prices to gasoline marketers in Texas and the Northeast. Valero also sells RFG into the spot market. When market conditions are favorable, Valero can supply CARB gasoline to West Coast markets. During 1999, approximately 2.7 million barrels of gasoline, including 1.6 million barrels of CARB Phase II gasoline, were delivered to California purchasers.

     For further discussion, see "Factors Affecting Operating Results" and "Outlook" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Feedstock Supply

     Refinery acquisitions and capital improvements since 1997 have expanded and diversified the slate of feedstocks Valero can process. Prior to these investments, Valero's primary feedstock was resid processed at the Corpus Christi Refinery, representing 50-70% of total feedstocks. Approximately 60% of Valero's feedstock slate is now comprised of medium sour crude oil and heavy sweet crude oil, while high-sulfur resid purchases comprise less than 5% of total feedstocks. The remaining feedstocks are primarily low-sulfur crude oil and intermediates, such as low-sulfur resid and coker gas oil, methanol and butane.

     Approximately 80% of Valero's total crude oil feedstock requirements are purchased through term feedstock contracts totaling approximately 425,000 BPD. The remainder of its crude oil feedstock requirements are purchased on the spot market. The term agreements include contracts to purchase feedstocks from various foreign national oil companies, including certain Middle Eastern suppliers, and various domestic integrated oil companies. In the event one or more of its term contracts were terminated, the Company believes it would be able to find alternative sources of supply without material adverse effect on its business.

     In connection with the Restructuring in 1997 (discussed in footnote 1 above), Valero entered into several contracts with its former affiliates, including a 10-year term contract under which a former affiliate is to supply approximately 50% of the butane required as feedstock for the MTBE facilities at Corpus Christi and natural gasoline for blending. Approximately 80% of the total methanol requirements for all of Valero's refineries are obtained through a 50% joint venture interest in the methanol plant in Clear Lake, Texas with Hoechst Celanese Chemical Group, Inc.

     Valero owns feedstock and refined product storage facilities and leases feedstock and refined product storage facilities in various locations. The Company believes its storage facilities are generally adequate for its refining and marketing operations.

FACTORS AFFECTING OPERATING RESULTS

     The Company's earnings and cash flow from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire feedstocks and the price for which refined products are ultimately sold depends on numerous factors beyond the Company's control, including the global, national and regional supply and demand for crude oil, gasoline, diesel, heating oil and other feedstocks and refined products, which in turn are dependent upon, among other things, weather, the availability of imports, the economies and production levels of foreign suppliers, the marketing of competitive fuels, political affairs and the extent of governmental regulation.

     Feedstock and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the price of refined products have historically been subject to wide fluctuation. Expansion and installation of additional refinery crude distillation and upgrading facilities, price volatility, international political and economic developments and other factors beyond the Company's control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter in the Northeast. For example, three consecutive unseasonably warm winters in the Northeast resulted in reduced demand, unusually high inventories and considerably lower prices for heating oil during 1999.

     A large portion of Valero's feedstock supplies are secured under term contracts. There is no assurance of renewal of these contracts upon their expiration or that economically equivalent substitute supply contracts can be secured. Feedstock supplies from international producers are loaded aboard chartered vessels and are subject to the usual maritime hazards. If foreign sources of crude oil or access to the marine system for delivering crude oil were curtailed, the Company's operations could be adversely affected. In addition, the loss of, or an adverse change in the terms of, certain of its feedstock supply agreements or the loss of sources or means of delivery of its feedstock supplies, could adversely affect its operating results. The volatility of prices and quantities of feedstocks that may be purchased on the spot market or pursuant to term contracts could also have a material adverse effect on operating results.

     Because Valero manufactures a significant portion of its gasoline as RFG and can produce approximately 28,000 BPD of oxygenates, certain federal and state clean-fuel programs significantly affect its operations and the markets in which Valero sells refined products. In the future, Valero cannot control or with certainty predict the effect these clean-fuel programs may have on the cost to manufacture, demand for or supply of refined products. Presently, the EPA's oxygenated fuel program under the Clean Air Act requires that areas designated "nonattainment" for carbon monoxide use gasoline that contains a prescribed amount of clean burning oxygenates during certain winter months. Additionally, the EPA's RFG program under the Clean Air Act requires year-round usage of RFG in areas designated "extreme" or "severe" nonattainment for ozone. In addition to these nonattainment areas, approximately 44 of the 87 areas that were designated as "serious," "moderate" or "marginal" nonattainment for ozone also "opted in" to the RFG program to decrease their emissions of hydrocarbons and toxic pollutants. Phase II of the federal RFG program became effective in January 2000, further restricting the acceptable levels of nitrous oxides, volatile organic compounds and toxics in gasoline. In order to meet the new restrictions, refiners will necessarily need to reduce the sulfur, benzene and vapor pressure of gasoline, which could effectively reduce the production capacity of U.S. refiners.

     MTBE margins are affected by the price of MTBE and its feedstocks, methanol and butane, as well as the demand for RFG, oxygenated gasoline and premium gasoline. The worldwide movement to reduce lead and aromatics in gasoline is expected to increase worldwide demand for oxygenates to replace the octane provided by lead-based compounds. The general growth in demand for cleaner burning gasolines could lead to continued growth in the demand for MTBE. However, initiatives have been passed in California seeking to ban the use of MTBE as a gasoline component by 2003 in California. If MTBE were to be restricted or banned throughout the U.S., the Company believes that its major MTBE-producing facilities could be modified to produce other high-octane gasoline blendstocks or other petrochemicals for a minimal capital investment. Since the volume of alternative products that could be produced would be less than the current production of MTBE and the price of such alternative products is currently lower than the price of MTBE, the Company's results of operations could potentially be adversely affected. The Company anticipates, however, that if MTBE were to be restricted or banned, the resulting industry-wide shortage in octane-enhancing components would cause a significant change in the economics related to the Company's various alternative products, and as a result, such an action would not be expected to have a material adverse effect on the Company.

     Because Valero's refineries are generally more complex than many conventional refineries and are designed to process heavy and sour crude oils, including resid, its operating costs per barrel are generally higher than those of most conventional refiners. But because Valero's primary feedstocks usually sell at discounts to benchmark crude oil, the Company has generally been able to recover its higher operating costs by generating higher margins than many conventional refiners that use lighter crudes as their principal feedstocks. Moreover, through recent acquisitions, improvements in technology and modifications to its operating units, Valero has improved its flexibility to process different types of feedstocks, including heavy crude oils. The Company expects its primary feedstocks will continue to sell at a discount to benchmark crude oil, but is unable to predict future relationships between the supply of and demand for its feedstocks.

     In April 1995, six major oil refiners filed a lawsuit against Unocal Corporation in Los Angeles, California seeking a determination that Unocal's claimed patent on certain gasoline compositions was invalid and unenforceable. The Company was not a party to this litigation. Unocal's claimed patent covers a substantial portion of the reformulated gasoline compositions required by the CARB Phase II regulations that went into effect in March 1996. In 1997, a federal court jury upheld the validity of Unocal's patent and awarded Unocal royalty damages based on infringement of the patent. The case is on appeal, but no decision has been reached. Unocal also has three related gasoline patents not involved in the litigation. If Valero were required to pay a royalty on the compositions claimed by Unocal's patents, such amounts could affect its operating results and alter the blending economics for compositions not covered by the patents. Valero is unable to predict the validity or effect of any claimed Unocal patent.

COMPETITION

     Many of Valero's competitors in the petroleum industry are fully integrated companies engaged on a national or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Valero's. Such competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of such segments. All of the Company's crude oil and feedstock supplies are purchased from third party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

     The refining industry is highly competitive with respect to both feedstock supply and marketing. Valero competes with numerous other companies for available supplies of feedstocks and for outlets for its refined products. Valero does not produce any of its crude oil feedstocks or own retail outlets for its refined products. Many of its competitors, however, obtain a significant portion of their feedstocks from company-owned production and are able to dispose of refined products at their own retail outlets. Competitors that have their own production or retail outlets (and brand-name recognition) are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

     The Company expects a continuation of the trend of industry restructuring and consolidation through mergers, acquisitions, divestitures, joint ventures and similar transactions, making for a more competitive business environment while providing opportunities to expand its operations. As refining margins merit, Valero expects to continue making capital improvements to increase the throughput capacity of its refinery facilities and increase their operational flexibility.

ENVIRONMENTAL MATTERS

     Valero's operations are subject to environmental regulation by federal, state and local authorities, including but not limited to, the EPA, the Texas Natural Resource Conservation Commission, the New Jersey Department of Environmental Protection and the Louisiana Department of Environmental Quality. The regulatory requirements relate primarily to discharge of materials into the environment, waste management and pollution prevention measures. Several of the more significant federal laws applicable to the Company's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA. The Clean Air Act establishes stringent criteria for regulating conventional air pollutants as well as toxic pollutants at operating facilities in addition to requiring refiners to market cleaner-burning gasoline in specific regions of the country to reduce ozone forming pollutants and toxic emissions.

     In December 1999, the Tier II gasoline standard was published by the EPA in final form. The standard will ultimately require the sulfur content in gasoline to be reduced to 30 parts per million and the regulation will be phased in beginning in 2004. Valero has determined that modifications will be required at all of its refineries as a result of the Tier II standard. Valero currently plans to begin implementing those modifications in 2001 and expects all modifications to be complete by 2006.

     EPA has proposed a Maximum Available Control Technology rule, or MACT II rule, under the Clean Air Act that is to become final in late 2000. The MACT II rule, as proposed, contains a three-year compliance schedule for refiners to install any pollution control technology that may be required in order to meet emissions limitations of the rule applicable to FCC units, sulfur recovery units and reformers. Once the MACT II rule is finalized and published, Valero will determine what capital improvements will be required. Based on information currently available, Valero does not anticipate that significant capital expenditures will be required to comply with the MACT II rule.

     CERCLA and RCRA, and related state law, subject the Company to the potential obligation to remove or mitigate the environmental impact of the disposal or release of certain pollutants from Valero's facilities and at formerly owned sites. Under CERCLA, the Company is subject to potential joint and several liability for the costs of remediation at "superfund" sites at which it has been identified as a "potentially responsible party." Pursuant to the terms of the Basis Petroleum, Inc. acquisition, Salomon agreed to indemnify the Company from third party claims, including "superfund" liability associated with any pre-closing activities with respect to the refineries acquired as part of the acquisition, subject to certain terms, conditions and limitations. See Note 3 of Notes to Consolidated Financial Statements for information regarding the settlement of certain contingent environmental obligations for which Salomon was responsible in connection with the Company's acquisition of Basis. As of December 31, 1999, Valero has not been designated as a "potentially responsible party" under CERCLA for any sites or costs not covered by Salomon's indemnity.

     In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify Valero for certain environmental matters and conditions existing on or prior to the acquisition and Valero agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification include (i) third party environmental claims for a period of five years from the closing date, (ii) governmental fines and/or penalties for a period of five years from the closing date, (iii) required remediation of known environmental conditions for a period of five years from the closing date, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years from the closing date, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three-year period from the closing date, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 1999, the Company has accrued approximately $20 million representing its best estimate of costs to be borne by Valero related to these remediation obligations. The majority of such costs are expected to be incurred in relatively level amounts over the next 19 years. See
Note 3 of Notes to Consolidated Financial Statements.

     The Company is leading an industry initiative in the State of Texas to voluntarily permit its "grandfathered" emissions sources by participating in the Governor's Clean Air Responsibility Enterprise program at the Houston Refinery and by utilizing a flexible permitting process for the Texas City Refinery. The flexible permit is a permitting process in Texas that allows companies that have committed to install advanced pollution control technology greater operational flexibility, including increased throughput capacities, as long as a facility-wide emissions cap is not exceeded.

     As part of Valero's efforts to permit all of its "grandfathered" emissions sources and achieve operational flexibility and increased production capability, a flue gas scrubber is being installed on the FCC Unit at the Texas City Refinery and additional emission control devices are planned for the Houston Refinery. Installation of the flue gas scrubber will cost approximately $35 million over a two-year period and Valero is financing the scrubber through a lease arrangement. The Corpus Christi Refinery was issued a flexible operating permit by the Texas Natural Resources Conservation Commission on March 1, 1999, and the Commission approved a flexible operating permit for the Texas City Refinery on February 9, 2000.

     In 1999, capital expenditures for the Company attributable to compliance with environmental regulations were approximately $7 million and are currently estimated to be $7 million for 2000 and $22 million for 2001. The foregoing estimates for 2000 and 2001 do not include expenditures for the installation of the flue gas scrubber discussed above and do not include any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

     Governmental regulations are complex and subject to different interpretations. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                AGE       POSITIONS HELD WITH VALERO     OFFICER SINCE
----                                ---       --------------------------     -------------
William E. Greehey................  63    Chairman of the Board, President       1979
                                          and Chief Executive Officer
Gregory C. King...................  39    Senior Vice President and Chief        1997
                                            Operating Officer
John D. Gibbons...................  46    Vice President -- Finance and          1997
                                          Chief Financial Officer,
Keith D. Booke....................  41    Vice President and Chief               1997
                                            Administrative Officer
S. Eugene Edwards.................  43    Vice President                         1998
John F. Hohnholt..................  47    Vice President                         1998

     Mr. Greehey served as Chief Executive Officer and a director of Old Valero from 1979, and as Chairman of the Board of Old Valero from 1983. He retired from his position as Chief Executive Officer in June 1996 but, upon request of the Board, resumed this position in November 1996. Mr. Greehey has served as Valero's as Chairman of the Board and Chief Executive Officer since the Restructuring, positions he also held with Valero prior to the Restructuring when Valero was a wholly owned subsidiary of Old Valero, and was elected President of the Company upon the retirement of Edward C. Benninger at the end of 1998. Mr. Greehey also serves as a director of Santa Fe Snyder Corp.

     Mr. King was elected Senior Vice President and Chief Operating Officer of Valero in 1999. Prior to that time he had served as Vice President and General Counsel since 1997. He joined Old Valero in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

     Mr. Gibbons was elected Chief Financial Officer of the Company in 1998. Previously, he was elected Vice President -- Finance and Treasurer of Valero in 1997, and was elected Treasurer of Old Valero in 1992. He joined Old Valero in 1981 and held various other positions with Old Valero prior to the Restructuring.

     Mr. Booke was elected Vice President and Chief Administrative Officer in 1999. Until that time he had served as Vice President -- Administration and Human Resources of the Company since 1998. Prior to that he served as Vice President -- Administration of the Company since 1997 and Vice
President -- Investor Relations of Old Valero since 1994. He joined Old Valero in 1983 and held various other positions with Old Valero prior to the Restructuring.

     Mr. Edwards was elected Vice President of the Company in January 1998 and functions as head of the Supply, Marketing and Transportation Division. Mr. Edwards joined Old Valero in 1982 and held various positions within Old Valero's refining operations, planning and economics, business development and marketing departments prior to the Restructuring.

     Mr. Hohnholt was elected Vice President of the Company in January 1998 and functions as the head of the Refining Operations Division. Prior to that he was General Manager of the Corpus Christi Refinery. Mr. Hohnholt joined Old Valero in 1982 and held various positions within Old Valero's refining operations and engineering departments prior to the Restructuring.

EMPLOYEES

     As of January 31, 2000, the Company had 2,518 employees.

ITEM 2. PROPERTIES

     The Company's properties include its five refineries described above and related facilities located in the States of Texas, Louisiana and New Jersey. See "Refining, Marketing and Feedstock Supply" for additional information regarding properties of the Company. Valero believes that its facilities are generally adequate for their respective operations and that its facilities are maintained in a good state of repair. The Company is the lessee under a number of cancelable and non-cancelable leases for certain real properties, including office facilities and various facilities and equipment used to store, transport and produce refinery feedstocks and/or refined products. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  Environmental Proceedings Related to Paulsboro Acquisition

     In connection with the acquisition of the Paulsboro Refinery from Mobil, Valero Refining Company-New Jersey, a wholly owned subsidiary of Valero, assumed certain environmental liabilities associated with the refinery, including obligations under the New Jersey Department of Environmental Protection Administrative Consent Orders dated September 10, 1979, September 29, 1980, May 10, 1991, and August 27, 1998, related to ongoing site remediation. Additionally, Valero has received two New Jersey Department of Environmental Protection Administrative Orders and Notices of Civil Administrative Penalty Assessment related to particulate tests of the Paulsboro Refinery's FCC Unit. One of these orders has been consolidated with pre-existing Mobil orders. Collectively, these proceedings potentially involve the imposition of monetary sanctions in excess of $100,000 and other equitable relief which could ultimately include required capital expenditures or permit modification or revocation. Pursuant to the terms of the purchase agreement, Mobil agreed to indemnify the Company for a period of five years from the closing of the acquisition for any governmental environmental fines or penalties assessed against the Company that relate to events that occurred prior to September 17, 1998. The Company believes that the foregoing proceedings should not have a material adverse effect upon the Company's operations or financial condition.

  Other Environmental Proceedings

     On June 11, 1999, the Texas Natural Resources Conservation Commission notified the Company of its commencement of proceedings against the Company's Texas City refinery concerning certain record keeping deficiencies and alleged emissions exceedances, most of which occurred prior to the Company's acquisition of the refinery. Corrective action was immediately taken and all contested matters have been resolved pursuant to an agreed order dated December 20, 1999, under which the Company paid an agreed penalty of $174,455.

  Litigation Relating to Discontinued Operations

     Old Valero and certain of its natural gas related subsidiaries, and the Company, have been sued by Teco Pipeline Company in the 215th State District Court, Harris County, Texas regarding the operation of the 340-mile West Texas Pipeline in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. Despite the written ownership and operating agreements, the plaintiff contends that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper control over this alleged partnership's affairs. The plaintiff also contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. The Company has been formally added to this proceeding. The arbitration panel has scheduled the arbitration hearing for October 2000. Although PG&E previously acquired Teco and now owns both Teco and Old Valero, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, the Company has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million.

  Other Litigation

     In 1986, the Company filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorney's fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorney's fees and expenses to the 117th State District Court, Nueces County, Texas. The Company has denied that it has any liability with respect to these claims and has raised several substantive defenses to these claims in the trial court.

  General

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed under the symbol "VLO" on the New York Stock Exchange, which is the principal trading market for this security. As of February 1, 2000, there were approximately 5,445 holders of record and an estimated 10,800 additional beneficial owners of the Company's common stock. The Company's common stock began trading on the New York Stock Exchange on August 1, 1997 (the business day immediately following the Restructuring).

     The following table sets forth the range of the high and low sales prices of the common stock as quoted in The Wall Street Journal New York Stock Exchange -- Composite Transactions listing, and the amount of per-share dividends for each quarter in the preceding two years.

                                                         SALES PRICES OF THE
                                                            COMMON STOCK
                                                        ---------------------   DIVIDENDS PER
QUARTER ENDED                                              HIGH        LOW      COMMON SHARE
-------------                                           ----------   --------   -------------
1999:
  March 31............................................  $ 24 7/8     $ 16 3/4        $ .08
  June 30.............................................    25           19              .08
  September 30........................................    23 13/16     19 1/4          .08
  December 31.........................................    23 1/8       17 3/8          .08
1998:
  March 31............................................  $ 36 1/2     $ 27 9/16       $ .08
  June 30.............................................    36           31 5/16         .08
  September 30........................................    33 13/16     17 5/8          .08
  December 31.........................................    26 1/16      17 3/4          .08

     The Company's Board of Directors declared a quarterly dividend of $.08 per share of common stock at its January 20, 2000 meeting. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the year ended December 31, 1999 is derived from the Company's Consolidated Financial Statements contained in this report. The selected financial data for the years ended prior to December 31, 1999 is derived from the selected financial data contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following summaries are in thousands of dollars except for per share amounts:

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999      1998(1)(2)    1997(3)        1996         1995
                                     ----------   ----------   ----------   ----------   ----------
Operating revenues.................  $7,961,168   $5,539,346   $5,756,220   $2,757,853   $1,772,638
Operating income (loss)............  $   69,141   $  (51,198)  $  211,034   $   89,748   $  123,755
Income (loss) from continuing
  operations.......................  $   14,287   $  (47,291)  $  111,768   $   22,472   $   58,242
Income (loss) from discontinued
  operations, net of income
  taxes(4).........................  $       --   $       --   $  (15,672)  $   50,229   $    1,596
Net income (loss)..................  $   14,287   $  (47,291)  $   96,096   $   72,701   $   59,838
  Less: Preferred stock dividend
        requirements and redemption
        premium....................          --           --        4,592       11,327       11,818
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss) applicable to
  common stock.....................  $   14,287   $  (47,291)  $   91,504   $   61,374   $   48,020
                                     ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share of common
  stock:
  Continuing operations............  $      .25   $     (.84)  $     2.16   $      .51   $     1.33
  Discontinued operations..........          --           --         (.39)         .89         (.23)
                                     ----------   ----------   ----------   ----------   ----------
          Total....................  $      .25   $     (.84)  $     1.77   $     1.40   $     1.10
                                     ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share of common
  stock -- assuming dilution:
  Continuing operations............  $      .25   $     (.84)  $     2.03   $      .44   $     1.16
  Discontinued operations..........          --           --         (.29)         .98          .01
                                     ----------   ----------   ----------   ----------   ----------
          Total....................  $      .25   $     (.84)  $     1.74   $     1.42   $     1.17
                                     ==========   ==========   ==========   ==========   ==========
Total assets.......................  $2,979,272   $2,725,664   $2,493,043   $1,985,631   $1,904,655
Long-term obligations and
  redeemable preferred stock.......  $  785,472   $  822,335   $  430,183   $  354,457   $  461,521
Dividends per share of common
  stock............................  $      .32   $      .32   $      .42   $      .52   $      .52

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) The 1998 operating loss includes a $170.9 million write-down of inventories to market value, which resulted in a $111.1 million reduction in net income, or $1.98 per share.

(3) Includes the operations of the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

(4) Reflects the results of Old Valero's natural gas related services business for periods prior to the July 31, 1997 Restructuring.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of the results of operations and financial condition of the Company should be read in conjunction with Item 1. Business and Item 8. Financial Statements included elsewhere in this report. In the discussions that follow, all "per share" amounts are on a diluted basis.

RESTRUCTURING

     As described in Note 1 of Notes to Consolidated Financial Statements under Principles of Consolidation and Basis of Presentation, on July 31, 1997, Old Valero spun off the Company to Old Valero's stockholders and merged its remaining natural gas related services business with PG&E. These events are collectively referred to as the "Restructuring." As a result of the Restructuring, the Company became a "successor registrant" to Old Valero for financial reporting purposes under the federal securities laws. Accordingly, for periods before the Restructuring, the following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included elsewhere in this report, reflect Old Valero's natural gas related services business as discontinued operations of the Company.

FORWARD-LOOKING STATEMENTS

     The following discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of refinery feedstocks and refined products; write-downs of inventories caused by a material decline in petroleum prices; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of federal or state legislation which may adversely affect the Company's business or operations; and changes in the credit ratings assigned to the Company's debt securities and trade credit. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PROPOSED ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

     On March 2, 2000, Valero and ExxonMobil Corporation executed a sale and purchase agreement for the purchase by Valero of ExxonMobil's Benicia, California refinery and all Exxon-branded California retail assets. ExxonMobil agreed to sell these assets as a result of Consent Decrees issued by the Federal Trade Commission and the State of California providing that certain assets be divested by ExxonMobil to satisfy anticompetitive issues in connection with the recent merger of Exxon Corporation and Mobil Corporation. Valero's acquisition of the ExxonMobil California assets is pending approval from the Federal Trade Commission and the State of California. See Note 17 of Notes to Consolidated Financial Statements for additional information about this proposed acquisition.

RESULTS OF OPERATIONS

  1999 Compared to 1998

                              FINANCIAL HIGHLIGHTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------
                                                                                  CHANGE
                                                                            -------------------
                                                1999          1998(1)         AMOUNT        %
                                             -----------    -----------     -----------    ----
Operating revenues.........................  $ 7,961,168    $ 5,539,346     $ 2,421,822      44%
Cost of sales..............................   (7,200,584)    (4,792,665)     (2,407,919)    (50)
Operating costs:
  Cash (fixed and variable)................     (480,106)      (435,542)        (44,564)    (10)
  Depreciation and amortization............     (138,625)      (119,524)        (19,101)    (16)
Selling and administrative expenses
  (including related depreciation
  expense).................................      (72,712)       (71,884)           (828)     (1)
                                             -----------    -----------     -----------
Operating income, before inventory
  write-down...............................       69,141        119,731         (50,590)    (42)
Write-down of inventories to market
  value....................................           --       (170,929)        170,929      --(2)
                                             -----------    -----------     -----------
          Total operating income (loss)....  $    69,141    $   (51,198)    $   120,339     235
                                             ===========    ===========     ===========
Other income, net..........................  $     6,475    $       586     $     5,889      --(2)
Interest and debt expense, net.............  $   (55,429)   $   (32,479)    $   (22,950)    (71)
Income tax (expense) benefit...............  $    (5,900)   $    35,800     $   (41,700)   (116)
Net income (loss)..........................  $    14,287    $   (47,291)(3) $    61,578     130
Earnings (loss) per share of common
  stock -- assuming dilution...............  $       .25    $      (.84)(3) $      1.09     130
Earnings before interest, taxes,
  depreciation and amortization
  ("EBITDA")...............................  $   219,657    $   244,523(4)  $   (24,866)    (10)
Ratio of EBITDA to interest incurred.......          3.6x           6.5x           (2.9)x   (45)

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) Percentage variance is not meaningful.

(3) Includes a $111.1 million, or $1.98 per share, effect resulting from the $170.9 million pre-tax write-down of inventories to market value.

(4) Excludes the $170.9 million pre-tax write-down of inventories to market value.

                              OPERATING HIGHLIGHTS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                                    CHANGE
                                                                                 ------------
                                                              1999    1998(1)    AMOUNT    %
                                                              -----   -------    ------   ---
Sales volumes (MBPD)........................................  1,033      894       139     16%
Throughput volumes (MBPD)(2)................................    712      579       133     23
Average throughput margin per barrel........................  $2.93    $3.53(3)  $(.60)   (17)
Operating costs per barrel:
  Cash (fixed and variable).................................  $1.85    $2.06     $(.21)   (10)
  Depreciation and amortization.............................    .53      .57      (.04)    (7)
                                                              -----    -----     -----
          Total operating costs per barrel..................  $2.38    $2.63     $(.25)   (10)
                                                              =====    =====     =====
Charges(4):
  Crude oils:
     Sour...................................................     48%      37%       11%    30
     Heavy sweet............................................     12       20        (8)   (40)
     Light sweet............................................      9       11        (2)   (18)
                                                              -----    -----     -----
          Total crude oils..................................     69       68         1      1
  High-sulfur residual fuel oil, or "resid".................      3        9        (6)   (67)
  Low-sulfur resid..........................................      6        3         3    100
  Other feedstocks and blendstocks..........................     22       20         2     10
                                                              -----    -----     -----
          Total charges.....................................    100%     100%       --%    --
                                                              =====    =====     =====
Yields(4):
  Gasolines and blendstocks.................................     51%      53%       (2)%   (4)
  Distillates...............................................     29       28         1      4
  Petrochemicals............................................      5        4         1     25
  Lubes and asphalts........................................      3        1         2    200
  Other products............................................     12       14        (2)   (14)
                                                              -----    -----     -----
          Total yields......................................    100%     100%       --%    --
                                                              =====    =====     =====

               AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
                     (U.S. GULF COAST) (DOLLARS PER BARREL)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                                   CHANGE
                                                                                ------------
                                                               1999     1998    AMOUNT    %
                                                              ------   ------   ------   ---
Feedstocks:
  West Texas Intermediate, or "WTI," crude oil..............  $19.28   $14.41   $ 4.87    34%
  WTI less sour crude oil (Arab medium)(5)..................  $ 2.91   $ 3.37   $ (.46)  (14)
  WTI less heavy sweet crude oil (Cabinda)(5)...............  $ 1.05   $ 1.40   $ (.35)  (25)
  WTI less high-sulfur resid (Singapore)(5).................  $ 1.63   $ 1.57   $  .06     4
Products:
  Conventional 87 gasoline less WTI.........................  $ 2.53   $ 2.98   $ (.45)  (15)
  No. 2 fuel oil less WTI...................................  $  .33   $ 1.45   $(1.12)  (77)
  Propylene less WTI........................................  $  .93   $ 2.23   $(1.30)  (58)

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) Includes 173 MBPD and 46 MBPD for 1999 and 1998, respectively, related to the Paulsboro Refinery.

(3) Excludes an $.81 per barrel reduction resulting from the $170.9 million pre-tax write-down of inventories to market value.

(4) Charges and yields for 1998 have been restated from amounts reported in the 1998 Form 10-K to conform to feedstock and product classifications used in 1999.

(5) Excludes $.25 to $.50 per barrel for other delivery related costs into the Company's refineries.

GENERAL

     The Company reported net income of $14.3 million, or $.25 per share, for the year ended December 31, 1999 compared to a net loss of $47.3 million, or $.84 per share, for the year ended December 31, 1998. For the fourth quarter of 1999, the Company reported net income of $16.5 million, or $.29 per share, compared to a net loss of $85.7 million, or $1.53 per share, for the fourth quarter of 1998. Non-cash inventory write-downs resulting from significant declines in feedstock and refined product prices reduced the fourth quarter and total year 1998 results by $133.2 million and $170.9 million, respectively. Before the effect of the inventory write-downs, net income for the fourth quarter of 1998 was $.9 million, or $.02 per share, and net income for the full year of 1998 was $63.8 million, or $1.14 per share.

     Excluding the effect of the 1998 inventory write-down, results for the fourth quarter of 1999 increased from fourth quarter 1998 levels due to higher throughput volumes combined with an improvement in product margins, reductions in cash operating costs, and reduced LIFO inventories. Partially offsetting these increases in fourth quarter income were lower discounts for the Company's crude oil feedstocks. Full year 1999 results were well below 1998 levels, before the effects of the 1998 inventory write-downs, due to historically weak refining industry fundamentals during the first half of 1999, the effect of significant downtime at the Company's Corpus Christi refinery in early 1999 due to a major maintenance turnaround and expansion of the heavy oil cracker and related units, and increased interest expense. Partially offsetting these decreases in full year income were improvements in industry conditions in the second half of 1999, a significant reduction in cash operating costs (excluding the effect of the Paulsboro Refinery) resulting from the Company's comprehensive cost reduction efforts, and benefits to income related to reductions in LIFO inventories during the first and fourth quarters of 1999.

OPERATING REVENUES

     Operating revenues increased $2.4 billion, or 44%, to $8.0 billion during 1999 compared to 1998 due to a $4.14, or 24%, increase in the average sales price per barrel and a 16% increase in average daily sales volumes. The increase in sales volumes was due primarily to the September 1998 acquisition of the Paulsboro Refinery, while the increase in sales prices was due primarily to higher crude oil prices attributable to OPEC production cuts announced in March 1999 and lower refined product inventories in the second half of the year.

OPERATING INCOME (LOSS)

     Operating income increased $120.3 million, from a $51.2 million operating loss in 1998 to operating income of $69.1 million in 1999, due in large part to the 1998 inventory write-downs of $170.9 million noted above. Excluding the effect of these write-downs, operating income decreased $50.6 million, or 42%, during 1999 compared to 1998. This decrease was due primarily to an approximate $98 million increase in operating costs attributable to a full year of operations in 1999 for the Paulsboro Refinery, and an approximate $9 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs for all refineries exclusive of the Paulsboro Refinery. Partially offsetting these decreases was an approximate $43 million reduction in cash operating costs for all refineries exclusive of the Paulsboro Refinery, primarily due to lower maintenance expense, energy savings and improved energy efficiencies, and reduced catalyst and chemical costs, all resulting from the Company's cost savings initiatives implemented in early 1999. Also partially offsetting the above-noted decreases in operating income was an increase in total throughput margins of approximately $14 million.

     Total throughput margins (operating revenues less cost of sales) increased in 1999 compared to 1998 due primarily to (i) the contribution from the Paulsboro Refinery resulting from a full year of operations in 1999, (ii) benefits from higher sales volumes (excluding higher volumes resulting from the full-year effect of Paulsboro Refinery operations), including benefits resulting from the liquidation of LIFO inventories in the first and fourth quarters of 1999 of $10.5 million and $9.3 million, respectively, and (iii) benefits from trading activities of approximately $17 million in 1999 compared to $1 million in 1998. The positive effect on throughput margins resulting from these factors was offset to a large extent by extremely depressed refining industry fundamentals in the first half of 1999. Distillate and gasoline margins were significantly below 1998 levels during this period (average distillate margins were negative in the first half of 1999) as above-average refined product inventory levels resulted in depressed refined product prices, while crude oil prices increased due to the OPEC production cuts announced in March 1999. Furthermore, petrochemical margins were lower during the first half of 1999 resulting from depressed demand for petrochemical feedstocks due to the Asian economic crisis. Although industry conditions improved in the second half of 1999 as refined product inventories declined due to both an increase in demand and reduced refinery utilization rates, increasingly higher crude oil prices resulting from a continuation of reduced OPEC production limited the improvement in product margins during this period. Total throughput margins were also negatively affected in 1999 compared to 1998 by a decrease in crude oil feedstock discounts relative to WTI and reduced income from hedging activities under the Company's price risk management program. In 1999, the Company's hedging activities resulted in a reduction of total throughput margins of approximately $10 million compared to a benefit of approximately $17 million in 1998. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Note 1 of Notes to Consolidated Financial Statements under "Price Risk Management Activities," and Note 7 of Notes to Consolidated Financial Statements for additional information regarding the Company's hedging and trading activities.

OTHER INCOME

     Other income, net, increased by $5.9 million to $6.5 million during 1999 compared to 1998 due primarily to improved results from the Company's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi (see Note 1 of Notes to Consolidated Financial Statements under "Deferred Charges and Other Assets") attributable primarily to higher ethylene and other product prices, partially offset by higher natural gas feedstock costs.

NET INTEREST AND DEBT EXPENSE

     Net interest and debt expense increased $22.9 million, or 71%, to $55.4 million during 1999 compared to 1998 primarily due to the full-year effect of higher borrowings resulting from the acquisition of the Paulsboro Refinery in September 1998, and to a lesser extent, to an increase in average interest rates.

INCOME TAX EXPENSE (BENEFIT)

     Income taxes increased from a $35.8 million benefit in 1998 to a $5.9 million expense in 1999 due primarily to the significant increase in pre-tax income and, to a lesser extent, to the recognition in 1998 of $5.8 million related to a research and experimentation tax credit. See Note 12 of Notes to Consolidated Financial Statements.

  1998 Compared to 1997

                              FINANCIAL HIGHLIGHTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                                                   CHANGE
                                                                              ----------------
                                                  1998(1)         1997(2)      AMOUNT      %
                                                -----------     -----------   ---------   ----
Operating revenues............................  $ 5,539,346     $ 5,756,220   $(216,874)    (4)%
Cost of sales.................................   (4,792,665)     (5,092,150)    299,485      6
Operating costs:
  Cash (fixed and variable)...................     (435,542)       (304,683)   (130,859)   (43)
  Depreciation and amortization...............     (119,524)        (92,317)    (27,207)   (29)
Selling and administrative expenses (including
  related depreciation expense)...............      (71,884)        (56,036)    (15,848)   (28)
                                                -----------     -----------   ---------
Operating income, before inventory
  write-down..................................      119,731         211,034     (91,303)   (43)
Write-down of inventories to market value.....     (170,929)             --    (170,929)    --
                                                -----------     -----------   ---------
          Total operating income (loss).......  $   (51,198)    $   211,034   $(262,232)  (124)
                                                ===========     ===========   =========
Other income, net.............................  $       586     $     6,978   $  (6,392)   (92)
Interest and debt expense, net................  $   (32,479)    $   (42,455)  $   9,976     23
Income tax (expense) benefit..................  $    35,800     $   (63,789)  $  99,589    156
Income (loss) from continuing operations......  $   (47,291)(3) $   111,768   $(159,059)  (142)
Loss from discontinued operations, net of
  income tax benefit(4).......................  $        --     $   (15,672)  $  15,672    100
Net income (loss).............................  $   (47,291)(3) $    96,096   $(143,387)  (149)
Net income (loss) applicable to common
  stock.......................................  $   (47,291)(3) $    91,504   $(138,795)  (152)
Earnings (loss) per share of common stock --
  assuming dilution:
  Continuing operations.......................  $      (.84)(3) $      2.03   $   (2.87)  (141)
  Discontinued operations.....................           --            (.29)        .29    100
                                                -----------     -----------   ---------
          Total...............................  $      (.84)    $      1.74   $   (2.58)  (148)
                                                ===========     ===========   =========
Earnings before interest, taxes, depreciation
  and amortization ("EBITDA").................  $   244,523(5)  $   313,025   $ (68,502)   (22)
Ratio of EBITDA to interest incurred(6).......          6.5x            7.1x        (.6)x   (8)

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) Includes the operations of the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

(3) Includes a $111.1 million, or $1.98 per share, effect resulting from the $170.9 million pre-tax write-down of inventories to market value.

(4) Reflects the results of Old Valero's natural gas related services business for periods prior to the July 31, 1997 Restructuring.

(5) Excludes the $170.9 million pre-tax write-down of inventories to market value.

(6) Interest incurred for 1997 includes $18,164 of interest on corporate debt that was allocated to continuing operations (see Note 4 of Notes to Consolidated Financial Statements).

                              OPERATING HIGHLIGHTS

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                                                     CHANGE
                                                                                  -------------
                                                          1998(1)     1997(2)     AMOUNT     %
                                                          -------     -------     ------    ---
Sales volumes (MBPD)....................................     894         630        264      42%
Throughput volumes (MBPD)...............................     579(3)      417(4)     162      39
Average throughput margin per barrel....................   $3.53(5)    $4.35      $(.82)    (19)
Operating costs per barrel:
  Cash (fixed and variable).............................   $2.06       $2.00      $ .06       3
  Depreciation and amortization.........................     .57         .61       (.04)     (7)
                                                           -----       -----      -----
          Total operating costs per barrel..............   $2.63       $2.61      $ .02       1
                                                           =====       =====      =====
Charges(6):
  Crude oils:
     Sour...............................................      37%         26%        11%     42
     Heavy sweet........................................      20          21         (1)     (5)
     Light sweet........................................      11          10          1      10
                                                           -----       -----      -----
          Total crude oils..............................      68          57         11      19
  High-sulfur resid.....................................       9          17         (8)    (47)
  Low-sulfur resid......................................       3           3         --      --
  Other feedstocks and blendstocks......................      20          23         (3)    (13)
                                                           -----       -----      -----
          Total charges.................................     100%        100%        --%     --
                                                           =====       =====      =====
Yields(6):
  Gasolines and blendstocks.............................      53%         53%        --%     --
  Distillates...........................................      28          25          3      12
  Petrochemicals........................................       4           6         (2)    (33)
  Lubes and asphalts....................................       1          --          1      --
  Other products........................................      14          16         (2)    (13)
                                                           -----       -----      -----
          Total yields..................................     100%        100%        --%     --
                                                           =====       =====      =====

               AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
                     (U.S. GULF COAST) (DOLLARS PER BARREL)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                                   CHANGE
                                                                                ------------
                                                               1998     1997    AMOUNT    %
                                                              ------   ------   ------   ---
Feedstocks:
  WTI crude oil.............................................  $14.41   $20.61   $(6.20)  (30)%
  WTI less sour crude oil (Arab medium)(7)..................  $ 3.37   $ 3.05   $  .32    10
  WTI less heavy sweet crude oil (Cabinda)(7)...............  $ 1.40   $ 1.08   $  .32    30
  WTI less high-sulfur resid (Singapore)(7).................  $ 1.57   $ 2.61   $(1.04)  (40)
Products:
  Conventional 87 gasoline less WTI.........................  $ 2.98   $ 3.97   $ (.99)  (25)
  No. 2 fuel oil less WTI...................................  $ 1.45   $ 1.96   $ (.51)  (26)
  Propylene less WTI........................................  $ 2.23   $ 8.14   $(5.91)  (73)

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) Includes the operations of the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

(3) Includes 46 MBPD related to the Paulsboro Refinery.

(4) Includes 238 MBPD related to the Texas City, Houston and Krotz Springs refineries.

(5) Excludes an $.81 per barrel reduction resulting from the $170.9 million pre-tax write-down of inventories to market value.

(6) Charges and yields have been restated from amounts reported in the 1998 Form 10-K to conform to feedstock and product classifications used in 1999.

(7) Excludes $.25 to $.50 per barrel for other delivery related costs into the Company's refineries.

GENERAL

     The Company reported a net loss of $47.3 million, or $.84 per share, for the year ended December 31, 1998 compared to income from continuing operations of $111.8 million, or $2.03 per share, for the year ended December 31, 1997. For the fourth quarter of 1998, the Company reported a net loss of $85.7 million, or $1.53 per share, compared to net income of $12.4 million, or $.22 per share, for the fourth quarter of 1997. The fourth quarter 1998 results were reduced by a $133.2 million non-cash write-down in the carrying amount of the Company's refinery inventories resulting from a significant decline in feedstock and refined product prices during the quarter. Coupled with a $37.7 million non-cash inventory write-down in the first quarter of 1998, full-year 1998 results were reduced by non-cash inventory write-downs totaling $170.9 million.

     Excluding the effects of the inventory write-downs, fourth quarter 1998 net income ($.9 million, or $.02 per share), and total year 1998 net income ($63.8 million, or $1.14 per share) were still well below 1997 levels due to extremely weak refining industry fundamentals in the latter half of 1998. Partially offsetting the effects of such depressed industry conditions were full-year contributions in 1998 from the operations related to the Texas City, Houston and Krotz Springs refineries acquired on May 1, 1997 and the contribution from the Paulsboro Refinery beginning September 17, 1998. Results from discontinued operations in 1997 were a loss of $15.7 million, or $.29 per share, for the seven months prior to the July 31, 1997 Restructuring. In determining earnings per share for the year ended December 31, 1997, dividends on Old Valero's preferred stock were deducted from income from discontinued operations as such preferred stock was issued in connection with Old Valero's natural gas related services business.

OPERATING REVENUES

     Operating revenues decreased $216.9 million, or 4%, to $5.5 billion during 1998 compared to 1997 due to a 32% decrease in the average sales price per barrel partially offset by a 42% increase in average daily sales volumes. The significant decrease in sales prices was attributable to an oversupply of crude oil due to lower worldwide energy demand, particularly in Asia. These excess crude oil supplies, combined with high refinery utilization rates and below average demand for heating oil due to mild winter weather, resulted in a build-up of refined product inventories, particularly distillates, and severely depressed refined product prices. The increase in sales volumes was due primarily to the acquisitions of the Texas City, Houston, Krotz Springs and Paulsboro refineries, and an increase in related marketing activities.

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

     Total throughput margins increased due primarily to four additional months of operations in 1998 versus 1997 related to the Texas City, Houston and Krotz Springs refineries, and the inclusion of the Paulsboro Refinery beginning with its acquisition. Although total throughput margins increased, the average throughput margin per barrel declined $.82, or 19%, due in large part to the fact that the Texas City, Houston, Krotz Springs and Paulsboro refineries normally realize a lower per-barrel margin (but also lower per-barrel operating costs) than that realized by the Corpus Christi Refinery. Also contributing to an increase in total throughput margins was a significant improvement in feedstock discounts relative to WTI due to improved sweet and sour crude differentials and enhanced feedstock processing flexibility, particularly at the Corpus Christi Refinery, partially offset by lower discounts on resid. However, this feedstock benefit was more than offset by (i) lower gasoline and distillate margins resulting primarily from the factors noted above under "Operating Revenues," and (ii) significantly lower petrochemical margins and other factors as discussed below. The net negative effect on throughput margins resulting from the changes in gasoline and distillate margins and feedstock discounts was somewhat offset by a benefit from hedging activities related to such products and feedstocks under the Company's price risk management program. In 1998, the Company's hedging activities resulted in a benefit to total throughput margins of approximately $17 million, while in 1997, the effect of hedging activities was slightly negative. The decline in petrochemical margins noted above which substantially reduced total throughput margins resulted from depressed demand for petrochemical feedstocks due to the Asian economic crisis.

     With regard to operating costs, approximately $38 million ($33 million cash cost and $5 million depreciation and amortization), or 24%, of the total operating cost increase was attributable to the Paulsboro Refinery acquired in September 1998, while $92 million, or 58%, of the increase was attributable to the four additional months of operations during the 1998 period for the Texas City, Houston and Krotz Springs refineries. The remainder of the increase in operating costs was attributable to an increase in amortization of deferred turnaround and catalyst costs for the Texas City, Houston and Corpus Christi refineries resulting from various turnarounds and catalyst change-outs, an increase in cash costs for injected catalyst at those same refineries resulting from the use of lower-cost/reduced-quality feedstocks, higher catalyst costs at the Corpus Christi Refinery resulting primarily from shorter than expected catalyst life, and higher salary costs. Selling and administrative expenses increased due primarily to the three and one-half months of operations for the Paulsboro Refinery and to the four additional months of operations for the Texas City, Houston and Krotz Springs refineries during 1998.

OTHER INCOME

     Other income, net, decreased by $6.4 million to $.6 million during 1998 compared to 1997 due primarily to lower results from the Company's 20% equity interest in the Javelina off-gas processing plant due primarily to lower petrochemical and other product prices, partially offset by lower natural gas feedstock costs.

NET INTEREST AND DEBT EXPENSE

     Net interest and debt expense decreased $10 million, or 23%, to $32.5 million during 1998 compared to 1997 due primarily to the inclusion in the 1997 period of allocated interest expense related to corporate debt that was subsequently assumed by PG&E in connection with the Restructuring, and to a reduction in average interest rates. The decrease in net interest and debt expense resulting from these factors was partially offset by an increase in bank borrowings due primarily to the acquisition of the Paulsboro Refinery.

INCOME TAX EXPENSE (BENEFIT)

     Income taxes decreased from a $63.8 million expense in 1997 to a $35.8 million benefit in 1998 due primarily to the significant decrease in pre-tax results from continuing operations and, to a lesser extent, to the recognition in 1998 of $5.8 million related to a research and experimentation tax credit.

DISCONTINUED OPERATIONS

     The loss from discontinued operations in 1997 of $15.7 million (net of an income tax benefit of $8.9 million), or $.29 per share, reflected the net loss of Old Valero's natural gas related services business for the seven months ended July 31, 1997, prior to the Restructuring. See Note 4 of Notes to Consolidated Financial Statements.

OUTLOOK

     During the last half of 1998 and throughout most of 1999, the Company operated in an environment characterized by very weak refining industry fundamentals. These weak industry fundamentals caused a significant increase in refined product inventories and put extreme downward pressure on refined product prices. OPEC's decision in March 1999 to curtail crude oil production resulted in a reduced supply of the heavier crude oils which are the Company's primary feedstocks, thus resulting in higher feedstock costs and lower discounts. These conditions combined to create an exceptionally difficult period for refiners, including the Company.

     However, beginning in late 1999, the weak refining industry fundamentals that had prevailed during the latter half of 1998 and most of 1999 finally began to show signs of improvement. At times during the last several months of 1999 and into 2000, crude oil and refined product inventories fell dramatically and are currently at historically low levels. In early February, inventories, when compared to the corresponding period in prior years, were at their lowest levels in 15 years for gasoline while distillate inventories were as low as they have been since 1990. The recent decline in finished product inventory levels was attributable to the following factors:

     - Lower crude oil supplies resulting primarily from OPEC's decision in March 1999 to curtail production.

     - Reduced refinery utilization rates in the U.S., to rates below 90% compared to rates that were above 95% in early 1999.

     - Colder weather in the Northeastern U.S. in early 2000.

     - Strong economic growth in the U.S. and abroad.

     Primarily as a result of these substantial declines in inventory levels, refining margins have improved significantly in the early part of 2000. In January 2000, the U.S. Gulf Coast margins on gasoline and heating oil averaged $1.87 per barrel and $2.94 per barrel, respectively, an increase of $.70 per barrel for gasoline and $1.93 per barrel for heating oil compared to December 1999. This also represents a substantial increase from comparable margins in January 1999 of $1.29 per barrel for gasoline and $.53 per barrel for heating oil.

     Valero anticipates that margins for 2000 will be favorable as a result of strong refined product demand combined with limited growth in the supply of refined products. This expectation is based on several factors, including the following:

     - A projected growth in worldwide crude oil demand for 2000 of about 2.2 million barrels per day, up from 1 million barrels per day growth in 1999, which should result in improved feedstock discounts as the increased production required to meet the demand growth will most likely result in more production of heavy crude oils.

     - Inventories of refined products are at historically low levels. Because demand for refined products is expected to remain strong, additional supplies will be necessary to compensate for the low refined product inventory levels. Accordingly, increased crude supplies will be needed just to maintain refined product inventories at current levels.

     - A healthy U.S. economy resulting in a projected 1.5% growth in gasoline demand as well as increased demand for low-sulfur diesel and jet fuel.

     - Stronger demand for light products in Europe and Asia, resulting in reduced available volumes for imports.

     - A reduction in refinery light product yields resulting from more stringent fuel specifications in the U.S. and Europe that became effective at the beginning of 2000.

     - Slowdowns in additions to industry refining capacity due to the poor margin conditions in 1998 and 1999.

     - Petrochemical demand is also growing once again, which means that petrochemicals that were being blended into gasoline are now being sold as individual products in the petrochemical market. Valero believes that this has already reduced gasoline production by over 100,000 barrels per day.

     - These supply reductions, combined with strong demand growth, should further draw down inventories and support higher refined product margins.

     Beyond 2000, Valero anticipates, based on projected supply and demand fundamentals, that refining margins should show a steady but moderate improvement. Refined product supply and demand balances are expected to tighten in the U.S., Europe and Asia as the combined effect of increasing demand, more stringent gasoline specifications, and refinery closures resulting from both pipeline competition and increased capital requirements to meet the increasingly stringent fuel specifications should more than offset the effect of refinery capacity additions, conversion unit expansions, and certain new refineries that are being put into service in Asia. Crude oil demand is expected to continue to grow longer term. If, as anticipated, OPEC production increases in response to the increased demand for crude oil, then the spread between light and heavy crudes should increase as a higher percentage of crude oil production will be heavy rather than lighter crudes. This should improve the discount realized by Valero on the purchase of its heavier feedstocks.

     Demand, both domestically and worldwide, for clean-burning fuels such as RFG is expected to continue to increase as a result of the worldwide movement to reduce lead and certain other pollutants and contaminants in gasoline. This increasing demand for clean-burning fuels should sustain increased demand for oxygenates such as MTBE. However, certain initiatives have been passed in California which would ban the use of MTBE as a gasoline component by 2003. If MTBE were to be restricted or banned throughout the U.S., Valero believes that its MTBE-producing facilities could be modified to produce other gasoline blendstocks or other petrochemicals for a minimal capital investment. Since the volume of alternative products that could be produced would be less than the current production of MTBE and the price of such alternative products is currently lower than the price of MTBE, the Company's results of operations could potentially be adversely affected. The Company anticipates, however, that if MTBE were to be restricted or banned, the resulting industry-wide shortage in octane-enhancing components would cause a significant change in the economics related to the Company's various alternative products, and as a result, such an action would not be expected to have a material adverse effect on the Company.

     Valero expects that various industry consolidations through mergers and acquisitions will continue, making for a more competitive business environment while providing Valero with opportunities to expand its operations. As refining margins merit, the Company expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, conversion capability, operational efficiency and feedstock flexibility. The majority of such capital improvements are anticipated to be performed during scheduled maintenance turnarounds.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $269.3 million to $435.1 million during 1999 compared to 1998, primarily as a result of proactive efforts by the Company to reduce working capital levels. During 1999, both accounts receivable and accounts payable increased significantly as crude oil, gasoline, and heating oil prices more than doubled from December 31, 1998 to December 31, 1999. However, concerted efforts by the Company to collect accounts receivable, and the sale of receivables in September 1999 as described in Note 2 of Notes to Consolidated Financial Statements, helped reduce the increase in receivables resulting from higher commodity prices. In addition, a significant reduction in inventory levels helped to offset the effect of higher commodity prices on the carrying amount of the Company's inventories. All of these factors combined to reduce cash utilized for working capital purposes by $296.3 million during 1999. During 1998, cash utilized for working capital purposes increased $46.2 million, as a substantial decrease in accounts payable was offset to a large extent by a decrease in accounts receivable, both of which resulted from a significant decrease in commodity prices from December 31, 1997 to December 31, 1998. During 1999, cash provided by (i) operating activities, including the sale of accounts receivable discussed above, (ii) proceeds from the issuance of 7 3/8% notes (approximately $297.5 million) and Series 1999 tax-exempt Waste Disposal Revenue Bonds ($25 million), and (iii) issuances of common stock related to the Company's benefit plans were utilized to reduce bank borrowings, redeem $25 million of Series 1998 taxable Waste Disposal Revenue Bonds, fund capital expenditures and deferred turnaround and catalyst costs, pay common stock dividends, purchase treasury stock and add to existing cash balances.

     The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of December 31, 1999, outstanding borrowings under this facility totaled $140 million, while letters of credit outstanding were approximately $25 million. The Company also currently has various uncommitted short-term bank credit facilities under which amounts up to $240 million may be borrowed, along with various uncommitted bank letter of credit facilities totaling $285 million. As of December 31, 1999, no borrowings were outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $88 million were outstanding under the uncommitted letter of credit facilities. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     During 1999, the Company reduced its exposure to increases in interest rates and increased its financial flexibility by (i) issuing $300 million of seven-year 7 3/8% notes under its $600 million universal shelf registration statement and using the net proceeds to reduce variable rate bank borrowings and
(ii) refinancing $25 million of its taxable, variable-rate industrial revenue bonds with tax-exempt 5.7% fixed-rate bonds. See Note 6 of Notes to Consolidated Financial Statements.

     As of December 31, 1999, the Company's debt to capitalization ratio was 42%, a decrease from 47.5% as of December 31, 1998.

     As described in Note 3 of Notes to Consolidated Financial Statements, Salomon is entitled to receive payments from the Company in any of the ten years following the May 1997 acquisition of Basis and Mobil is entitled to receive payments in any of the five years following the September 1998 acquisition of the Paulsboro Refinery, if certain average refining margins during any of these years exceed a specified level. Due to depressed refining margins during the years ended May 1999 and September 1999, no earn-out payments were due to Salomon or Mobil during 1999. Based on actual margins since May and September of 1999, and estimated margin levels through May and September of 2000, the Company currently expects that no earn-out payments will be due to Salomon or Mobil during 2000.

     During 1999, the Company expended approximately $173 million for capital investments, including capital expenditures of $100 million and deferred turnaround and catalyst costs of $73 million. Capital expenditures included approximately $12 million for computer system projects and approximately $7 million for projects related to environmental control and protection. The deferred turnaround and catalyst costs related primarily to (i) a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi refinery in the first quarter, (ii) a catalyst change for the Corpus Christi hydrodesulfurization unit in the second quarter, (iii) a turnaround and catalyst change of the Texas City residfiner also in the second quarter, and
(iv) a turnaround of the reformer at the Paulsboro Refinery in the fourth quarter. For 2000, the Company currently expects to incur approximately $225 million for capital investments, including approximately $145 million for capital expenditures and approximately $80 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $15 million for computer system projects and approximately $7 million for projects related to environmental control and protection.

     The Company's Board of Directors approved in the third quarter of 1998 a common stock repurchase program allowing repurchase of up to $100 million of its common stock. Through December 31, 1998, the Company had repurchased common shares at a cost of approximately $15 million, and during the fourth quarter of 1999 and early in 2000, the Company repurchased additional shares of its common stock at a cost of approximately $13 million and $7 million, respectively. The shares repurchased will be used primarily to meet requirements under the Company's employee benefit plans.

     Dividends on the Company's common stock are considered quarterly by the Company's Board of Directors, are determined by the Board on the basis of earnings and cash flows, and may be paid only when approved by the Board. The Company has declared a dividend of $.08 per common share for each quarter since the Restructuring.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The

Company expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings. See Note 17 of Notes to Consolidated Financial Statements for a description of the Company's financing plans in connection with its proposed acquisition of certain California refining and marketing assets from ExxonMobil Corporation.

     The Company's refining and marketing operations have a concentration of customers in the oil refining industry and petroleum products markets. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions. However, the Company believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, the Company has not had any significant problems collecting its accounts receivable. The Company's accounts receivable are not collateralized. See Note 2 of Notes to Consolidated Financial Statements for information regarding a program entered into by the Company in September 1999 to sell up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable.

NEW ACCOUNTING PRONOUNCEMENTS

     As discussed in Note 1 of Notes to Consolidated Financial Statements, various new financial accounting pronouncements have been issued by the AICPA and FASB which either became effective for the Company's financial statements beginning in 1999 or become effective in 2001. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these pronouncements has not had a material effect on the Company's consolidated financial statements.

YEAR 2000 UPDATE

BACKGROUND AND CURRENT STATUS

     The transition to January 1, 2000 posed potential problems for almost all users of information technology ("IT"). These potential problems resulted from the fact that many computer programs created in the past were programmed to identify calendar dates with only the last two digits of the year. As a result, these programs were unable to distinguish between the year 1900 and the year 2000, potentially resulting in program miscalculations, malfunctions or failures. In addition to its potential effect on computer systems, the century date change may also have resulted in malfunctions or failures of non-IT equipment which contain embedded systems with date-sensitive functions. These potential consequences were generally referred to as the "Year 2000" problem.

     In order to address the Year 2000 problem with respect to its IT systems and non-IT embedded systems, the Company developed a comprehensive compliance plan with respect to those systems and services that were deemed to be critical to the Company's operations and safety of its employees. As a result of the Company's extensive plans and preparations, no material Year 2000 problems occurred and the transition to January 1, 2000 has had no adverse effect on the Company, its business, or its financial condition or results of operations. The Company will continue to monitor its internal systems and external service providers for potential problems that may arise in the near future.

     The Company's Year 2000 compliance plan was completed primarily by Company personnel. However, in certain cases, outside contractors or consultants were engaged to assist in the Company's Year 2000 efforts. No significant IT projects were delayed due to the implementation of this plan. Total external costs required to complete the Company's Year 2000 compliance plan were approximately $2 million. The Company did not separately track internal costs, principally consisting of payroll and related costs for its information systems group and certain other employees, incurred in connection with its Year 2000 compliance efforts. The above amount does not include costs associated with certain client/server based systems which were substantially implemented by the end of 1998 for the purpose of improving business processes, reducing costs, integrating and improving access to business information, and providing flexibility for ongoing business changes.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

     To the maximum extent permitted by applicable law, the above information is designated as a "Year 2000 Readiness Disclosure" under the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     As discussed in Item 1. Business -- Factors Affecting Operating Results, the Company is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in the Company's refining operations. In order to reduce the risks of these price fluctuations, the Company uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories. The Company also uses derivative commodity instruments to hedge the price risk of anticipated transactions such as anticipated feedstock, product and natural gas purchases, product sales and refining operating margins. In addition, the Company uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues.

     The types of instruments used in the Company's hedging and trading activities described above include price swaps, options, and futures contracts with third parties. The Company's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with the Company's stated risk management policy which has been approved by the Company's Board of Directors. See Note 1 of Notes to Consolidated Financial Statements under "Price Risk Management Activities" for a discussion of the Company's accounting policies related to its derivative commodity instrument transactions.

     In the tables below detailing the Company's open derivative commodity instruments as of December 31, 1999 and 1998, the total gain or (loss) as of either date on price swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on options and futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. As discussed in Note 1 of Notes to Consolidated Financial Statements under Price Risk Management Activities, gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

     The Company uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps and futures contracts held to hedge refining inventories at the end of 1999 and 1998 had remaining terms of less than one year. As of December 31, 1999 and 1998, 19.5% and 5%, respectively, of the Company's refining inventory position was hedged. As of December 31, 1999, $2.1 million of deferred hedge losses were included as an increase in refining inventories, while no deferred hedge losses or gains were included in refining inventories as of December 31, 1998.

     The following table provides information about the Company's derivative commodity instruments held to hedge refining inventories as of December 31, 1999 (which mature in 2000) and December 31, 1998 (which matured in 1999)(dollars in thousands, except amounts per barrel, or bbl). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                (MATURE IN 2000)     (MATURED IN 1999)
                                               -------------------   ------------------
                                                   FIXED PRICE          FIXED PRICE
                                               -------------------   ------------------
                                                PAYOR     RECEIVER    PAYOR    RECEIVER
                                               --------   --------   -------   --------
Swaps:
  Notional volumes (thousands of barrels, or
     Mbbls)..................................     1,200      2,850        --        --
  Weighted average pay price (per bbl).......  $   1.87   $   1.68        --        --
  Weighted average receive price (per bbl)...  $   1.70   $   1.88        --        --
  Fair value.................................  $   (203)  $    568        --        --
Futures:
  Volumes (Mbbls)............................     6,821      7,410     4,958     5,274
  Weighted average price (per bbl)...........  $  27.72   $  28.71   $ 12.54   $ 13.51
  Contract amount............................  $189,061   $212,729   $62,178   $71,242
  Fair value.................................  $186,176   $208,327   $62,178   $71,242

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge the price risk of anticipated transactions. In 1999 and 1998, price swaps and futures were used to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, conventional gasoline and heating oil crack spreads and premium product differentials. Price swaps were also used in 1999 and 1998 to hedge anticipated purchases of natural gas used in the Company's refining operations. The majority of contracts hedging anticipated transactions mature in 2000 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of 1999 or 1998.

     The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock, product and natural gas purchases, product sales and refining margins as of December 31, 1999 (which mature in 2000) and December 31, 1998 (which matured in 1999)(dollars in thousands, except amounts per barrel or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                    (MATURE IN 2000)    (MATURED IN 1999)
                                                   ------------------   -----------------
                                                      FIXED PRICE          FIXED PRICE
                                                   ------------------   -----------------
                                                    PAYOR    RECEIVER   PAYOR    RECEIVER
                                                   -------   --------   ------   --------
Swaps:
  Notional volumes (Mbbls).......................    6,000     7,950     1,860     4,650
  Weighted average pay price (per bbl)...........  $  1.87    $ 1.70    $ 5.68    $  .83
  Weighted average receive price (per bbl).......  $  1.66    $ 2.04    $ 5.97    $  .64
  Fair value.....................................  $(1,287)   $2,704    $  554    $ (853)

  Notional volumes (billion Btus, or BBtus)......       --        --     5,700     1,200
  Weighted average pay price (per MMBtu).........       --        --    $ 2.01    $ 1.93
  Weighted average receive price (per MMBtu).....       --        --    $ 1.93    $ 2.32
  Fair value.....................................       --        --    $ (444)   $  460
Futures:
  Volumes (Mbbls)................................      105       101        45        --
  Weighted average price (per bbl)...............  $ 23.66    $24.22    $17.22        --
  Contract amount................................  $ 2,484    $2,446    $  775        --
  Fair value.....................................  $ 2,501    $2,446    $  671        --

     In addition to the above, as of December 31, 1999 and 1998, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of December 31, 1999, these swaps had a weighted average receive price of $18.02 per barrel and a net unrecognized fair value of approximately $7.4 million. As of December 31, 1998, these swaps had a weighted average receive price of $17.04 per barrel with no unrecognized fair value.

TRADING ACTIVITIES

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. These contracts run for periods of up to 24 months. As a result, contracts outstanding as of December 31, 1999 will mature in 2000 or 2001.

     The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of December 31, 1999 (which mature in 2000 or 2001) and December 31, 1998 (which matured in 1999 or 2000) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                  DECEMBER 31, 1999                         DECEMBER 31, 1998
                                       ----------------------------------------   -------------------------------------
                                         MATURE IN 2000        MATURE IN 2001      MATURED IN 1999      MATURE IN 2000
                                       -------------------   ------------------   ------------------   ----------------
                                           FIXED PRICE          FIXED PRICE          FIXED PRICE         FIXED PRICE
                                       -------------------   ------------------   ------------------   ----------------
                                        PAYOR     RECEIVER    PAYOR    RECEIVER    PAYOR    RECEIVER   PAYOR   RECEIVER
                                       --------   --------   -------   --------   -------   --------   -----   --------
Swaps:
  Notional volumes (Mbbls)...........    21,600     23,125       600       600     15,150     9,050     --       1,650
  Weighted average pay price (per
    bbl).............................  $   2.93   $   2.43   $  1.95   $  1.91    $  2.39   $  1.77     --      $ 2.10
  Weighted average receive price (per
    bbl).............................  $   2.94   $   2.62   $  1.90   $  2.18    $  2.25   $  1.90     --      $ 2.30
  Fair value.........................  $    204   $  4,377   $   (28)  $   163    $(2,130)  $ 1,244     --      $  330
Options:
  Volumes (Mbbls)....................     1,400      1,400        --        --        400       400     --          --
  Weighted average strike price
    (per bbl)........................  $  24.36   $  24.36        --        --    $ 16.91   $ 16.91     --          --
  Contract amount....................  $    (11)  $   (220)       --        --    $   723   $   707     --          --
  Fair value.........................  $    200   $    200        --        --    $   641   $   714     --          --
Futures:
  Volumes (Mbbls)....................    25,933     26,158     3,125     3,125      5,301     5,401     --          --
  Weighted average price (per bbl)...  $  21.39   $  21.48   $ 19.48   $ 18.90    $ 14.66   $ 14.97     --          --
  Contract amount....................  $554,604   $561,979   $60,883   $59,050    $77,701   $80,865     --          --
  Fair value.........................  $621,949   $623,768   $60,938   $60,938    $72,583   $76,592     --          --

  Volumes (BBtus)....................       750        750        --        --         --       250     --          --
  Weighted average price (per
    MMBtu)...........................  $   2.77   $   2.69        --        --         --   $  1.96     --          --
  Contract amount....................  $  2,074   $  2,020        --        --         --   $   490     --          --
  Fair value.........................  $  1,747   $  1,747        --        --         --   $   488     --          --

     The following table discloses the net gains (losses) from trading activities and average fair values of contracts held or issued for trading purposes for the periods ended December 31, 1999 and 1998 (dollars in thousands):

                                                                          AVERAGE FAIR VALUE
                                                                                  OF
                                                   NET GAINS (LOSSES)    ASSETS (LIABILITIES)
                                                   -------------------   --------------------
                                                     1999       1998        1999       1998
                                                   --------   --------   ----------   -------
Swaps............................................  $13,521    $ 2,585     $ 1,127      $215
Options..........................................     (115)       205         391        22
Futures..........................................    3,764     (1,758)     (2,953)      448
                                                   -------    -------
          Total..................................  $17,170    $ 1,032
                                                   =======    =======

INTEREST RATE RISK

     The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt (see Note 6 of Notes to Consolidated Financial Statements) and currently does not use derivative financial instruments to manage such risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources for a discussion of various initiatives undertaken by the Company to reduce its exposure to increases in interest rates and increase its financial flexibility.

ITEM 8. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Valero Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

San Antonio, Texas
February 18, 2000

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------

                           ASSETS
Current assets:
  Cash and temporary cash investments.......................  $   60,087   $   11,199
  Receivables, less allowance for doubtful accounts of
     $3,038 (1999) and $1,150 (1998)........................     372,542      283,456
  Inventories...............................................     303,388      316,405
  Current deferred income tax assets........................      79,307        4,851
  Prepaid expenses and other................................      13,534       23,799
                                                              ----------   ----------
                                                                 828,858      639,710
                                                              ----------   ----------
Property, plant and equipment -- including construction in
  progress of $114,747 (1999) and $179,136 (1998), at
  cost......................................................   2,686,684    2,572,190
  Less: Accumulated depreciation............................     702,170      612,847
                                                              ----------   ----------
                                                               1,984,514    1,959,343
                                                              ----------   ----------
Deferred charges and other assets...........................     165,900      126,611
                                                              ----------   ----------
                                                              $2,979,272   $2,725,664
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt...........................................  $       --   $  160,000
  Accounts payable..........................................     616,895      283,183
  Accrued expenses..........................................     102,087       54,561
                                                              ----------   ----------
                                                                 718,982      497,744
                                                              ----------   ----------
Long-term debt..............................................     785,472      822,335
                                                              ----------   ----------
Deferred income taxes.......................................     275,521      210,389
                                                              ----------   ----------
Deferred credits and other liabilities......................     114,528      109,909
                                                              ----------   ----------
Common stockholders' equity:
  Common stock, $.01 par value -- 150,000,000 shares
     authorized; issued 56,331,166 (1999) and 56,314,798
     (1998) shares..........................................         563          563
  Additional paid-in capital................................   1,092,348    1,112,726
  Accumulated deficit.......................................      (3,331)     (17,618)
  Treasury stock, 264,464 (1999) and 378,130 (1998) shares,
     at cost................................................      (4,811)     (10,384)
                                                              ----------   ----------
                                                               1,084,769    1,085,287
                                                              ----------   ----------
                                                              $2,979,272   $2,725,664
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Operating revenues.......................................  $7,961,168   $5,539,346   $5,756,220
                                                           ----------   ----------   ----------
Costs and expenses:
  Cost of sales and operating expenses...................   7,731,151    5,271,473    5,426,438
  Write-down of inventories to market value..............          --      170,929           --
  Selling and administrative expenses....................      68,463       69,482       53,573
  Depreciation expense...................................      92,413       78,660       65,175
                                                           ----------   ----------   ----------
          Total..........................................   7,892,027    5,590,544    5,545,186
                                                           ----------   ----------   ----------
Operating income (loss)..................................      69,141      (51,198)     211,034
Other income, net........................................       6,475          586        6,978
Interest and debt expense:
  Incurred...............................................     (61,182)     (37,819)     (44,150)
  Capitalized............................................       5,753        5,340        1,695
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before income
  taxes..................................................      20,187      (83,091)     175,557
Income tax expense (benefit).............................       5,900      (35,800)      63,789
                                                           ----------   ----------   ----------
Income (loss) from continuing operations.................      14,287      (47,291)     111,768
Loss from discontinued operations, net of income tax
  benefit of $8,889 (1997)...............................          --           --      (15,672)
                                                           ----------   ----------   ----------
Net income (loss)........................................      14,287      (47,291)      96,096
  Less: Preferred stock dividend requirements and
     redemption premium..................................          --           --        4,592
                                                           ----------   ----------   ----------
Net income (loss) applicable to common stock.............  $   14,287   $  (47,291)  $   91,504
                                                           ==========   ==========   ==========
Earnings (loss) per share of common stock:
  Continuing operations..................................  $      .25   $     (.84)  $     2.16
  Discontinued operations................................          --           --         (.39)
                                                           ----------   ----------   ----------
          Total..........................................  $      .25   $     (.84)  $     1.77
                                                           ==========   ==========   ==========
  Weighted average common shares outstanding
     (in thousands)......................................      56,086       56,078       51,662
Earnings (loss) per share of common stock -- assuming
  dilution:
  Continuing operations..................................  $      .25   $     (.84)  $     2.03
  Discontinued operations................................          --           --         (.29)
                                                           ----------   ----------   ----------
          Total..........................................  $      .25   $     (.84)  $     1.74
                                                           ==========   ==========   ==========
  Weighted average common shares outstanding
     (in thousands)......................................      56,758       56,078       55,129
Dividends per share of common stock......................  $      .32   $      .32   $      .42

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                            RETAINED
                                        CONVERTIBLE   NUMBER OF               ADDITIONAL     UNEARNED       EARNINGS
                                         PREFERRED      COMMON      COMMON     PAID-IN        VESOP       (ACCUMULATED   TREASURY
                                           STOCK        SHARES      STOCK      CAPITAL     COMPENSATION     DEFICIT)      STOCK
                                        -----------   ----------   --------   ----------   ------------   ------------   --------
Balance, December 31, 1996............    $ 3,450     44,185,513   $44,186    $  540,133     $(8,783)      $ 496,839     $     --
  Net income..........................         --            --         --            --          --          96,096           --
  Dividends on redeemable preferred
    stock.............................         --            --         --            --          --             (32)          --
  Dividends on convertible preferred
    stock.............................         --            --         --            --          --          (5,387)          --
  Dividends on common stock...........         --            --         --            --          --         (21,031)          --
  Redemption/conversion of convertible
    preferred stock...................     (3,450)    6,377,432      6,377        (3,116)         --              --           --
  Special spin-off dividend to Old
    Valero............................         --            --         --      (210,000)         --              --           --
  Recapitalization in connection with
    the Restructuring.................         --            --    (55,533)      622,500          --        (518,859)          --
  Issuance of common stock in
    connection with acquisition of
    Basis Petroleum, Inc. ............         --     3,429,796      3,430       110,570          --              --           --
  Valero Employees' Stock Ownership
    Plan compensation earned..........         --            --         --            --       8,783              --           --
  Shares repurchased and shares issued
    in connection with employee stock
    plans and other...................         --     2,143,291      2,101        50,567          --              --           --
                                          -------     ----------   --------   ----------     -------       ---------     --------
Balance, December 31, 1997............         --     56,136,032       561     1,110,654          --          47,626           --
  Net loss............................         --            --         --            --          --         (47,291)          --
  Dividends on common stock...........         --            --         --            --          --         (17,953)          --
  Shares repurchased and shares issued
    in connection with employee stock
    plans and other...................         --       178,766          2         2,072          --              --      (10,384)
                                          -------     ----------   --------   ----------     -------       ---------     --------
Balance, December 31, 1998............         --     56,314,798       563     1,112,726          --         (17,618)     (10,384)
  Net income..........................         --            --         --            --          --          14,287           --
  Dividends on common stock...........         --            --         --       (17,931)         --              --           --
  Shares repurchased and shares issued
    in connection with employee stock
    plans and other...................         --        16,368         --        (2,447)         --              --        5,573
                                          -------     ----------   --------   ----------     -------       ---------     --------
Balance, December 31, 1999............    $    --     56,331,166   $   563    $1,092,348     $    --       $  (3,331)    $ (4,811)
                                          =======     ==========   ========   ==========     =======       =========     ========

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1999        1998         1997
                                                           ---------   ---------   -----------
Cash flows from operating activities:
  Income (loss) from continuing operations...............  $  14,287   $ (47,291)  $   111,768
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by continuing
     operations:
     Depreciation expense................................     92,413      78,660        65,175
     Amortization of deferred charges and other, net.....     46,610      47,889        27,252
     Write-down of inventories to market value...........         --     170,929            --
     Changes in current assets and current liabilities...    296,255     (46,179)      (32,113)
     Deferred income tax expense (benefit)...............     (9,400)    (31,700)       32,827
     Changes in deferred items and other, net............     (5,054)     (6,483)       (8,264)
                                                           ---------   ---------   -----------
       Net cash provided by continuing operations........    435,111     165,825       196,645
       Net cash provided by discontinued operations......         --          --        24,452
                                                           ---------   ---------   -----------
          Net cash provided by operating activities......    435,111     165,825       221,097
                                                           ---------   ---------   -----------
Cash flows from investing activities:
  Capital expenditures:
     Continuing operations...............................   (100,594)   (165,507)      (69,284)
     Discontinued operations.............................         --          --       (52,674)
  Deferred turnaround and catalyst costs.................    (72,681)    (56,346)      (10,860)
  Purchase of Paulsboro Refinery.........................         --    (335,249)           --
  Acquisition of Basis Petroleum, Inc. ..................         --          --      (355,595)
  Earn-out payment in connection with Basis
     acquisition.........................................         --     (10,325)           --
  Other..................................................      1,107       1,159         1,693
                                                           ---------   ---------   -----------
          Net cash used in investing activities..........   (172,168)   (566,268)     (486,720)
                                                           ---------   ---------   -----------
Cash flows from financing activities:
  Increase (decrease) in short-term debt, net............   (160,000)     38,000       155,088
  Long-term borrowings...................................    922,794     538,434     1,530,809
  Long-term debt reduction...............................   (961,000)   (147,000)   (1,217,668)
  Special spin-off dividend, including intercompany note
     settlement..........................................         --          --      (214,653)
  Common stock dividends.................................    (17,931)    (17,953)      (21,031)
  Preferred stock dividends..............................         --          --        (5,419)
  Issuance of common stock...............................     15,620       6,677        59,054
  Purchase of treasury stock.............................    (13,538)    (16,451)       (9,293)
  Redemption of preferred stock..........................         --          --        (1,339)
                                                           ---------   ---------   -----------
          Net cash provided by (used in) financing
            activities...................................   (214,055)    401,707       275,548
                                                           ---------   ---------   -----------
Net increase in cash and temporary cash investments......     48,888       1,264         9,925
Cash and temporary cash investments at beginning of
  period.................................................     11,199       9,935            10
                                                           ---------   ---------   -----------
Cash and temporary cash investments at end of period.....  $  60,087   $  11,199   $     9,935
                                                           =========   =========   ===========

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     As used in this report, the terms "Valero" and the "Company" may, depending upon the context, refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

     The Company was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company as a wholly owned subsidiary of Valero Energy Corporation, referred to as Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off the Company to Old Valero's stockholders by distributing to them all of the Company's common stock. Immediately after this distribution, Old Valero, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation. The spin-off of the Company to Old Valero's stockholders and the merger of Old Valero with PG&E are collectively referred to as the "Restructuring." Upon completion of the Restructuring, the Company's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation.

     As a result of the Restructuring, the Company became a "successor registrant" to Old Valero for financial reporting purposes under the federal securities laws. Accordingly, for periods after the Restructuring, the accompanying consolidated financial statements include the accounts of Valero and its consolidated subsidiaries, while for periods before the Restructuring, the accompanying consolidated financial statements include the accounts of Old Valero restated to reflect its natural gas related services business as discontinued operations. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

PRICE RISK MANAGEMENT ACTIVITIES

     The Company uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Hedges of inventories are accounted for under the deferral method with gains and losses included in the carrying amounts of inventories and ultimately recognized in cost of sales as those inventories are sold.

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge the price risk of anticipated transactions. These instruments are used to hedge anticipated feedstock, product and natural gas purchases, product sales, and refining operating margins by locking in purchase or sales prices or components of refining operating margins, including feedstock discounts, crack spreads and premium product differentials. Hedges of anticipated transactions are also accounted for under the deferral method with gains and losses on these transactions recognized when the hedged transaction occurs, or when the amount of the hedged transaction, combined with the hedging instrument, is not deemed to be recoverable.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     Derivative commodity contracts are designated at inception as a hedge when there is a direct relationship to the price risk associated with the Company's inventories, future purchases and sales of commodities used in the Company's operations, or components of the Company's refining operating margins. If this direct relationship ceases to exist, the related contract is designated "for trading purposes" and accounted for as described below.

     Gains and losses on early terminations of financial instrument contracts designated as hedges are deferred and included in cost of sales in the measurement of the hedged transaction. When an anticipated transaction being hedged is no longer likely to occur, the related derivative contract is accounted for similar to a contract entered into for trading purposes.

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. Contracts entered into for trading purposes are accounted for under the fair value method. Changes in the fair value of these contracts are recognized as gains or losses in cost of sales currently and are recorded in the Consolidated Balance Sheets in "Prepaid expenses and other" and "Accounts payable" at fair value at the reporting date. The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on market-related indexes or by obtaining quotes from brokers.

     The Company's derivative contracts and their related gains and losses are reported in the Consolidated Balance Sheets and Consolidated Statements of Income as discussed above, depending on whether they are designated as a hedge or for trading purposes. In the Consolidated Statements of Cash Flows, cash transactions related to derivative contracts are included in "Changes in current assets and current liabilities."

CASH AND TEMPORARY CASH INVESTMENTS

     The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired.

INVENTORIES

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale determined under the weighted average cost method. During the first quarter of 1999, LIFO inventory quantities were reduced causing prior year LIFO costs, which were lower than current year replacement costs, to be charged to cost of sales. This LIFO liquidation resulted in a decrease in cost of sales of $10.5 million and an increase in net income of $6.8 million, or $.12 per share. An additional LIFO liquidation in the fourth quarter of 1999 resulted in a decrease in cost of sales of $9.3 million and an increase in net income of $6.1 million, or $.11 per share. At December 31, 1999, the replacement cost of the Company's LIFO inventories exceeded their LIFO carrying values by approximately $146 million. During 1998, the Company incurred pre-tax inventory write-downs totaling $170.9 million due to a significant decline in feedstock and

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES refined product prices. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Refinery feedstocks.........................................  $ 61,649   $ 80,036
Refined products and blendstocks............................   183,519    174,125
Materials and supplies......................................    58,220     62,244
                                                              --------   --------
                                                              $303,388   $316,405
                                                              ========   ========

     Refinery feedstock and refined product and blendstock inventory volumes totaled 15.2 million barrels and 20.5 million barrels as of December 31, 1999 and 1998, respectively. See Note 7 for information concerning the Company's hedging activities related to its refinery feedstock and refined product inventories.

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

     Major classes of property, plant and equipment as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Crude oil processing facilities.............................  $2,123,518   $1,980,082
Butane processing facilities................................     243,050      242,996
Other processing facilities.................................      80,230       80,230
Other.......................................................     125,139       89,746
Construction in progress....................................     114,747      179,136
                                                              ----------   ----------
                                                              $2,686,684   $2,572,190
                                                              ==========   ==========

     Provision for depreciation of property, plant and equipment is made primarily on a straight-line basis over the estimated useful lives of the depreciable facilities. A summary of the principal rates used in computing the annual provision for depreciation, primarily utilizing the composite method and including estimated salvage values, is as follows:

                                                                             WEIGHTED
                                                                 RANGE       AVERAGE
                                                              ------------   --------
Crude oil processing facilities.............................   3.2% - 5.1%     3.5%
Butane processing facilities................................          3.3%     3.3%
Other processing facilities.................................          3.6%     3.6%
Other.......................................................  2.3% - 47.8%    15.5%

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

DEFERRED CHARGES AND OTHER ASSETS

  Refinery Turnaround Costs

     Refinery turnaround costs are deferred when incurred and amortized on a straight-line basis over that period of time estimated to lapse until the next turnaround occurs. As of December 31, 1999 and 1998, the balance of deferred turnaround costs was $49.2 million and $27.4 million, respectively.

  Fixed-Bed Catalyst Costs

     Fixed-bed catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of that catalyst, normally one to three years. As of December 31, 1999 and 1998, the balance of deferred catalyst costs was $16.8 million and $13.1 million, respectively.

  Technological Royalties and Licenses

     Technological royalties and licenses are deferred when incurred and amortized on a straight-line basis over the estimated useful life of each particular royalty or license.

  Other Deferred Charges and Other Assets

     Other deferred charges and other assets include the Company's 20% interest in Javelina Company, a general partnership that owns a refinery off-gas processing plant in Corpus Christi, Texas. The Company accounts for its interest in Javelina on the equity method of accounting. Also included in other deferred charges and other assets are prefunded benefit costs, debt issuance costs and certain other costs.

ACCRUED EXPENSES

     Accrued expenses as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Accrued interest expense....................................  $  9,906   $ 3,620
Accrued taxes...............................................    52,020    29,905
Accrued employee benefit costs..............................    21,053    12,414
Other.......................................................    19,108     8,622
                                                              --------   -------
                                                              $102,087   $54,561
                                                              ========   =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments approximate fair value, except for certain long-term debt and financial instruments used in price risk management activities. See Notes 6 and 7.

STOCK-BASED COMPENSATION

     The Company accounts for its employee stock compensation plans using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. See Note 13 for the pro

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES forma effects on net income and earnings per share had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123.

EARNINGS PER SHARE

     Basic and diluted earnings per share are presented on the face of the accompanying income statements in accordance with the provisions of SFAS No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the year ended December 31, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of the Company's outstanding stock options and performance awards granted to employees in connection with the Company's stock compensation plans (see Note 13) for all periods presented. For 1997, diluted earnings per share also reflected the potential dilution of Old Valero's convertible preferred stock (see Note 9). In determining basic earnings per share for the year ended December 31, 1997, dividends on Old Valero's convertible preferred stock were deducted from income from discontinued operations as this preferred stock was issued in connection with Old Valero's natural gas related services business. The weighted average number of common shares outstanding for the years ended December 31, 1999, 1998 and 1997 was 56,086,381, 56,077,671 and 51,662,449, respectively.

     A reconciliation of the basic and diluted per-share computations for income
(loss) from continuing operations is as follows (dollars and shares in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------
                                       1999                         1998                         1997
                             -------------------------   --------------------------   --------------------------
                                                 PER-                         PER-                         PER-
                                                 SHARE                        SHARE                        SHARE
                             INCOME    SHARES    AMT.      LOSS     SHARES    AMT.     INCOME    SHARES    AMT.
                             -------   -------   -----   --------   -------   -----   --------   -------   -----
Income (loss) from
  continuing operations...   $14,287                     $(47,291)                    $111,768
                             =======                     ========                     ========
BASIC EARNINGS PER SHARE:
Income (loss) from
  continuing operations
  available to common
  stockholders............   $14,287    56,086   $.25    $(47,291)   56,078   $(.84)  $111,768    51,662   $2.16
                                                 ====                         =====                        =====
EFFECT OF DILUTIVE
  SECURITIES:
Stock options.............        --       292                 --        --                 --       881
Performance awards........        --       380                 --        --                 --        91
Convertible preferred
  stock...................        --        --                 --        --                 --     2,495
                             -------   -------           --------   -------           --------   -------
DILUTED EARNINGS PER
  SHARE:
Income (loss) from
  continuing operations
  available to common
  stockholders plus
  assumed conversions.....   $14,287    56,758   $.25    $(47,291)   56,078   $(.84)  $111,768    55,129   $2.03
                             =======   =======   ====    ========   =======   =====   ========   =======   =====

     Because the Company reported a net loss from continuing operations for the year ended December 31, 1998, various stock options and performance awards which were granted to employees in connection with the Company's stock compensation plans and were outstanding during 1998 were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At December 31, 1998, options to purchase approximately 5.5 million common shares and performance awards totaling approximately 100,000 shares were outstanding.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

     In order to determine net cash provided by continuing operations, income
(loss) from continuing operations has been adjusted by, among other things, changes in current assets and current liabilities. The changes in the Company's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude (i) noncash write-downs of inventories to market value in 1998 totaling $170.9 million and (ii) the current assets and current liabilities of the Paulsboro Refinery and Basis Petroleum, Inc. as of their acquisition dates in 1998 and 1997, respectively (see Note 3), both of which are reflected separately in the Statements of Cash Flows. Also excluded from the following table are changes in "Cash and temporary cash investments," "Current deferred income tax assets," "Short-term debt" and "Current maturities of long-term debt."

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------   ---------   --------
Receivables, net....................................  $(89,086)  $  83,103   $ 36,287
Inventories.........................................    11,180      (9,962)    37,007
Prepaid expenses and other..........................    10,265       1,980    (12,703)
Accounts payable....................................   326,536    (116,502)   (95,318)
Accrued expenses....................................    37,360      (4,798)     2,614
                                                      --------   ---------   --------
          Total.....................................  $296,255   $ (46,179)  $(32,113)
                                                      ========   =========   ========

     Cash flows related to interest and income taxes, including amounts related to discontinued operations for the seven months ended July 31, 1997, were as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Interest paid (net of amount capitalized)...............  $49,023   $30,735   $66,008
Income tax refunds received.............................    7,530    15,513        --
Income taxes paid.......................................   13,582     5,284    24,526

     Noncash investing and financing activities for 1999 and 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of independent appraisals performed in connection with the September 1998 acquisition of the Paulsboro Refinery and the May 1997 acquisition of Basis, and the allocation of the respective purchase prices to the assets acquired and liabilities assumed. Noncash investing and financing activities for 1997 included the issuance of Old Valero common stock to Salomon as partial consideration for the acquisition of the stock of Basis, and an $18.3 million accrual as of December 31, 1997 related to the Company's estimate of a contingent earn-out payment in 1998 in conjunction with this acquisition. See Note 3. In addition, noncash investing and financing activities for 1997 included various adjustments to debt and equity, including the assumption of certain debt by PG&E that was previously allocated to the Company, resulting from the Restructuring discussed above under "Principles of Consolidation and Basis of Presentation."

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining when to capitalize or expense costs incurred to develop or obtain internal-use software. This statement became effective for the Company's financial

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES statements beginning January 1, 1999, with its requirements applied to costs incurred on or after this date. The adoption of this SOP did not have a material effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As issued, this statement was to become effective for the Company's financial statements beginning January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed for one year the effective date of SFAS No. 133. As a result, SFAS No. 133 will become effective for the Company's financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. At this effective date, SFAS No. 133 must be applied to (i) all freestanding derivative instruments and
(ii) all embedded derivative instruments required by the statement to be separated from their host contracts (or, at the Company's election, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified on or after either January 1, 1998 or January 1, 1999). The Company is currently evaluating the impact on its financial statements of adopting this statement. Adoption of this statement could result in increased volatility in the Company's earnings and other comprehensive income.

2. ACCOUNTS RECEIVABLE

     In September 1999, the Company entered into an agreement with a financial institution to sell up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable. As of December 31, 1999, proceeds of $100 million had been received under this program and were used to reduce indebtedness under the Company's bank credit facilities.

3. ACQUISITIONS

PAULSBORO REFINERY

     On September 16, 1998, the Company and Mobil Oil Corporation entered into an asset sale and purchase agreement for the acquisition by the Company of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day refinery in Paulsboro, New Jersey. The purchase price was $228 million plus approximately $107 million representing the value of inventories and certain other items acquired in the transaction and was paid in cash from borrowings under the Company's bank credit facilities. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values as determined by an independent appraisal. Under the purchase method of accounting, the accompanying Consolidated Statements of Income include the results of operations of the Paulsboro Refinery beginning September 17, 1998.

     As part of the asset sale and purchase agreement, Mobil is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of these years exceed a specified level. Any payments under this earn-out arrangement, which are determined in September of each year beginning in 1999, are limited to $20 million in any year and $50 million in the aggregate. No earn-out amount was due for the year ended September 16, 1999.

     In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify the Company for certain environmental matters and conditions existing on or prior to the acquisition and the Company agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES for off-site waste disposal). Mobil's indemnities and the periods of indemnification, measured from the September 16, 1998 closing date, include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on the Company's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. The Company's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 1999, the Company has recorded approximately $20 million in "Accrued expenses" and "Deferred credits and other liabilities" representing its best estimate of costs to be borne by the Company related to these remediation obligations. The majority of these costs are expected to be incurred in relatively level amounts over the next 19 years.

BASIS PETROLEUM, INC.

     Effective May 1, 1997, Old Valero acquired the outstanding common stock of Basis Petroleum, Inc., a wholly owned subsidiary of Salomon Inc. Prior to the Restructuring, Old Valero transferred the stock of Basis to the Company resulting in Basis being a part of the Company at the time of the Restructuring. The primary assets acquired in the Basis acquisition included petroleum refineries located in Texas at Texas City and Houston and in Louisiana at Krotz Springs, and an extensive wholesale marketing business. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values as determined by an independent appraisal. Under the purchase method of accounting, the accompanying Consolidated Statements of Income include the results of operations related to the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

     The stock of Basis was acquired for approximately $470 million. This amount included certain costs incurred in connection with the acquisition and was net of $9.5 million received from Salomon in December 1997 representing a final resolution between the parties relating to certain contingent environmental obligations for which Salomon was responsible under the purchase agreement. The purchase price was paid, in part, with 3,429,796 shares of Old Valero common stock having a fair market value of $114 million, with the remainder paid in cash from borrowings under Old Valero's bank credit facilities. As part of the purchase agreement, Salomon is entitled to receive payments in any of the 10 years following the acquisition if certain average refining margins during any of these years exceed a specified level. Any payments under this earn-out arrangement, which are determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate. The earn-out amount for the year ended May 1, 1998 was $10.3 million, while no earn-out amount was due for the year ended May 1, 1999.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 assumes that the acquisition of the Paulsboro Refinery occurred at the beginning of 1998 and 1997 and that the acquisition of Basis occurred at the beginning of 1997. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Operating revenues..........................................   $6,246,790   $8,907,487
Operating income (loss).....................................      (14,422)     250,625
Income (loss) from continuing operations....................      (33,663)     123,440
Loss from discontinued operations...........................           --      (15,672)
Net income (loss)...........................................      (33,663)     107,768
Earnings (loss) per common share:
  Continuing operations.....................................         (.60)        2.39
  Discontinued operations...................................           --         (.39)
          Total.............................................         (.60)        2.00
Earnings (loss) per common share -- assuming dilution:
  Continuing operations.....................................         (.60)        2.24
  Discontinued operations...................................           --         (.29)
          Total.............................................         (.60)        1.95

4. DISCONTINUED OPERATIONS

     Revenues of the discontinued natural gas related services business were $1.7 billion for the seven months ended July 31, 1997. This amount is not included in operating revenues as reported in the accompanying 1997 Consolidated Statement of Income.

     Total interest expense for the discontinued natural gas related services business was $32.7 million for the seven months ended July 31, 1997. This amount includes interest specifically attributed to the natural gas related services business, plus an allocated portion of interest on Old Valero's corporate debt as Old Valero's historical practice was to utilize a centralized cash management system and to incur certain indebtedness for its consolidated group at the parent company level rather than at the operating subsidiary level.

5. SHORT-TERM DEBT

     The Company currently has various uncommitted short-term bank credit facilities under which amounts up to $240 million may be borrowed. As of December 31, 1999, there were no borrowings outstanding under these facilities. These short-term bank credit facilities bear interest at each respective bank's quoted money market rate, have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt balances as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Industrial revenue bonds:
  Tax-exempt Revenue Refunding Bonds:
     Series 1997A, 5.45%, due April 1, 2027.................  $ 24,400   $ 24,400
     Series 1997B, 5.40%, due April 1, 2018.................    32,800     32,800
     Series 1997C, 5.40%, due April 1, 2018.................    32,800     32,800
     Series 1997D, 5.13%, due April 1, 2009.................     8,500      8,500
  Tax-exempt Waste Disposal Revenue Bonds:
     Series 1999, 5.7%, due April 1, 2032...................    25,000         --
     Series 1998, 5.6%, due April 1, 2032...................    25,000     25,000
     Series 1997, 5.6%, due December 1, 2031................    25,000     25,000
  Taxable Waste Disposal Revenue Bonds,
     Series 1998, 6.5% at December 31, 1999, due April 1,
       2032.................................................    18,500     43,500
7.375% notes, due March 15, 2006............................   300,000         --
6.75% notes, due December 15, 2032 (notes are callable or
  putable on December 15, 2002).............................   150,000    150,000
$835 million revolving bank credit and letter of credit
  facility, approximately 7% at December 31, 1999, due
  November 28, 2002.........................................   140,000    475,000
Net unamortized premium and discount........................     3,472      5,335
                                                              --------   --------
          Total long-term debt (no current maturities)......  $785,472   $822,335
                                                              ========   ========

     The Company currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. The Company is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to the Company's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of December 31, 1999, outstanding borrowings under this committed facility totaled $140 million, while letters of credit outstanding were approximately $25 million. The Company also has various uncommitted bank letter of credit facilities totaling $285 million, approximately $88 million of which was outstanding as of December 31, 1999.

     In March 1999, the Company completed a public offering of $300 million principal amount of 7 3/8% notes which are due on March 15, 2006. The notes were issued under the Company's $600 million universal shelf registration statement which was previously declared effective by the SEC on June 30, 1998. Net proceeds from the financing of approximately $297.5 million were used to pay down borrowings under the Company's bank credit facilities.

     In March 1999, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of the Company $25 million of new tax-exempt Waste Disposal Revenue Bonds which have a fixed interest rate of 5.7% and mature on April 1, 2032. The proceeds from the sale of these tax-exempt fixed-rate bonds were used to redeem $25 million of the $43.5 million of taxable variable-rate Waste Disposal Revenue Bonds which were issued in March 1998 at an initial interest rate of 5.7% and also mature on April 1, 2032. The remaining $18.5 million of Series 1998 taxable bonds bear interest at a variable rate determined weekly, with the Company having the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES right to convert this rate to a daily, weekly, short-term or long-term rate, or to a fixed rate. In March 1998, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of the Company $25 million of tax-exempt Waste Disposal Revenue Bonds at a fixed interest rate of 5.6%. Additionally, the Company converted the interest rates on its $98.5 million of Series 1997 tax-exempt Revenue Refunding Bonds and $25 million of Series 1997 tax-exempt Waste Disposal Revenue Bonds from variable rates to a weighted average fixed rate of approximately 5.4%. The Series 1997 Revenue Refunding Bonds were issued in four series with due dates ranging from 2009 to 2027, while the Series 1997 Waste Disposal Revenue Bonds were issued in one series and mature on December 1, 2031.

     In December 1997, the Company issued $150 million principal amount of 6.75% notes for net proceeds of approximately $156 million. These notes are unsecured and unsubordinated and rank equally with all other unsecured and unsubordinated obligations of the Company. The notes were issued to the Valero Pass-Through Asset Trust 1997-1, or the Trust, which funded the acquisition of the notes through a private placement of $150 million principal amount of 6.75% Pass-Through Asset Trust Securities, or PATS. The PATS represent a fractional undivided beneficial interest in the Trust. In exchange for certain consideration paid to the Trust, a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002, at which time the term of the notes would be extended 30 years to December 15, 2032. If the third party does not exercise its purchase option, then under the terms of the notes, the Company would be required to repurchase the notes at par on December 15, 2002.

     As of December 31, 1999, the Company's debt to capitalization ratio was 42%, a decrease from 47.5% as of December 31, 1998.

     Based on long-term debt outstanding at December 31, 1999, the Company has no maturities of long-term debt during the next five years except for $140 million due in November 2002 under its revolving bank credit and letter of credit facility. See above for maturities under the terms of the 6.75% notes issued in 1997.

     As of December 31, 1999 and 1998, the carrying amounts of the Company's taxable industrial revenue bonds and revolving bank credit facility approximated fair value due to their variable interest rates. For the Company's fixed-rate industrial revenue bonds, 7.375% notes and 6.75% notes, their estimated fair value as of December 31, 1999 was approximately $563 million compared to a carrying amount of $627 million. As of December 31, 1998, the estimated fair value of the Company's fixed-rate industrial revenue bonds and 6.75% notes was approximately $298.2 million compared to a carrying amount of $303.8 million. The fair values of these instruments were estimated based on borrowing rates available to the Company for long-term debt with similar terms and average maturities.

7. PRICE RISK MANAGEMENT ACTIVITIES

     The Company is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in the Company's refining operations. In order to reduce the risks of these price fluctuations, the Company uses derivative commodity instruments to hedge certain refinery inventories and anticipated transactions. The Company also uses derivative commodity instruments for trading purposes. In the tables below detailing the Company's open derivative commodity instruments as of December 31, 1999 and 1998, the total gain or (loss) as of either date on price swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on options and futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. As discussed above in Note 1 under Price Risk Management Activities, gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

HEDGING ACTIVITIES

     The Company uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps and futures contracts held to hedge refining inventories at the end of 1999 and 1998 had remaining terms of less than one year. As of December 31, 1999 and 1998, 19.5% and 5%, respectively, of the Company's refining inventory position was hedged. As of December 31, 1999, $2.1 million of deferred hedge losses were included as an increase in refining inventories, while no deferred hedge losses or gains were included in refining inventories as of December 31, 1998.

     The following table provides information about the Company's derivative commodity instruments held to hedge refining inventories as of December 31, 1999 (which mature in 2000) and December 31, 1998 (which matured in 1999)(dollars in thousands, except amounts per barrel, or bbl). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                (MATURE IN 2000)     (MATURED IN 1999)
                                               -------------------   ------------------
                                                   FIXED PRICE          FIXED PRICE
                                               -------------------   ------------------
                                                PAYOR     RECEIVER    PAYOR    RECEIVER
                                               --------   --------   -------   --------
Swaps:
  Notional volumes (thousands of barrels, or
     Mbbls)..................................     1,200      2,850        --        --
  Weighted average pay price (per bbl).......  $   1.87   $   1.68        --        --
  Weighted average receive price (per bbl)...  $   1.70   $   1.88        --        --
  Fair value.................................  $   (203)  $    568        --        --
Futures:
  Volumes (Mbbls)............................     6,821      7,410     4,958     5,274
  Weighted average price (per bbl)...........  $  27.72   $  28.71   $ 12.54   $ 13.51
  Contract amount............................  $189,061   $212,729   $62,178   $71,242
  Fair value.................................  $186,176   $208,327   $62,178   $71,242

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties to hedge the price risk of anticipated transactions. In 1999 and 1998, price swaps and futures were used to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, conventional gasoline and heating oil crack spreads and premium product differentials. Price swaps were also used in 1999 and 1998 to hedge anticipated purchases of natural gas used in the Company's refining operations. The majority of contracts hedging anticipated transactions mature in 2000 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of 1999 or 1998.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     The following table provides information about the Company's derivative commodity instruments held to hedge anticipated feedstock, product and natural gas purchases, product sales and refining margins as of December 31, 1999 (which mature in 2000) and December 31, 1998 (which matured in 1999)(dollars in thousands, except amounts per barrel or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                    (MATURE IN 2000)    (MATURED IN 1999)
                                                   ------------------   -----------------
                                                      FIXED PRICE          FIXED PRICE
                                                   ------------------   -----------------
                                                    PAYOR    RECEIVER   PAYOR    RECEIVER
                                                   -------   --------   ------   --------
Swaps:
  Notional volumes (Mbbls).......................    6,000     7,950     1,860     4,650
  Weighted average pay price (per bbl)...........  $  1.87    $ 1.70    $ 5.68    $  .83
  Weighted average receive price (per bbl).......  $  1.66    $ 2.04    $ 5.97    $   64
  Fair value.....................................  $(1,287)   $2,704    $  554    $ (853)

  Notional volumes (billion Btus, or BBtus)......       --        --     5,700     1,200
  Weighted average pay price (per MMBtu).........       --        --    $ 2.01    $ 1.93
  Weighted average receive price (per MMBtu).....       --        --    $ 1.93    $ 2.32
  Fair value.....................................       --        --    $ (444)   $  460
Futures:
  Volumes (Mbbls)................................      105       101        45        --
  Weighted average price (per bbl)...............  $ 23.66    $24.22    $17.22        --
  Contract amount................................  $ 2,484    $2,446    $  775        --
  Fair value.....................................  $ 2,501    $2,446    $  671        --

     In addition to the above, as of December 31, 1999 and 1998, the Company was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of December 31, 1999, these swaps had a weighted average receive price of $18.02 per barrel and a net unrecognized fair value of approximately $7.4 million. As of December 31, 1998, these swaps had a weighted average receive price of $17.04 per barrel with no unrecognized fair value.

TRADING ACTIVITIES

     The Company also uses derivative commodity instruments such as price swaps, options and futures contracts with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. These contracts run for periods of up to 24 months. As a result, contracts outstanding as of December 31, 1999 will mature in 2000 or 2001.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     The following table provides information about the Company's derivative commodity instruments held or issued for trading purposes as of December 31, 1999 (which mature in 2000 or 2001) and December 31, 1998 (which matured in 1999 or 2000) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                      DECEMBER 31, 1999                         DECEMBER 31, 1998
                                           ----------------------------------------   -------------------------------------
                                             MATURE IN 2000        MATURE IN 2001      MATURED IN 1999      MATURE IN 2000
                                           -------------------   ------------------   ------------------   ----------------
                                               FIXED PRICE          FIXED PRICE          FIXED PRICE         FIXED PRICE
                                           -------------------   ------------------   ------------------   ----------------
                                            PAYOR     RECEIVER    PAYOR    RECEIVER    PAYOR    RECEIVER   PAYOR   RECEIVER
                                           --------   --------   -------   --------   -------   --------   -----   --------
Swaps:
  Notional volumes (Mbbls)...............    21,600     23,125       600       600     15,150     9,050     --       1,650
  Weighted average pay price (per bbl)...  $   2.93   $   2.43   $  1.95   $  1.91    $  2.39   $  1.77     --      $ 2.10
  Weighted average receive price (per
    bbl).................................  $   2.94   $   2.62   $  1.90   $  2.18    $  2.25   $  1.90     --      $ 2.30
  Fair value.............................  $    204   $  4,377   $   (28)  $   163    $(2,130)  $ 1,244     --      $  330
Options:
  Volumes (Mbbls)........................     1,400      1,400        --        --        400       400     --          --
  Weighted average strike price (per
    bbl).................................  $  24.36   $  24.36        --        --    $ 16.91   $ 16.91     --          --
  Contract amount........................  $    (11)  $   (220)       --        --    $   723   $   707     --          --
  Fair value.............................  $    200   $    200        --        --    $   641   $   714     --          --
Futures:
  Volumes (Mbbls)........................    25,933     26,158     3,125     3,125      5,301     5,401     --          --
  Weighted average price (per bbl).......  $  21.39   $  21.48   $ 19.48   $ 18.90    $ 14.66   $ 14.97     --          --
  Contract amount........................  $554,604   $561,979   $60,883   $59,050    $77,701   $80,865     --          --
  Fair value.............................  $621,949   $623,768   $60,938   $60,938    $72,583   $76,592     --          --

  Volumes (BBtus)........................       750        750        --        --         --       250     --          --
  Weighted average price (per MMBtu).....  $   2.77   $   2.69        --        --         --   $  1.96     --          --
  Contract amount........................  $  2,074   $  2,020        --        --         --   $   490     --          --
  Fair value.............................  $  1,747   $  1,747        --        --         --   $   488     --          --

     The following table discloses the net gains (losses) from trading activities and average fair values of contracts held or issued for trading purposes for the periods ended December 31, 1999 and 1998 (dollars in thousands):

                                                                        AVERAGE FAIR VALUE
                                             NET GAINS (LOSSES)      OF ASSETS (LIABILITIES)
                                             -------------------     ------------------------
                                              1999        1998          1999           1998
                                             -------     -------     -----------     --------
Swaps......................................  $13,521     $ 2,585       $ 1,127         $215
Options....................................     (115)        205           391           22
Futures....................................    3,764      (1,758)       (2,953)         448
                                             -------     -------
          Total............................  $17,170     $ 1,032
                                             =======     =======

MARKET AND CREDIT RISK

     The Company's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. The Company closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by the Company's Board of Directors. Market risks are monitored by a risk control group to ensure compliance with the Company's stated risk management policy. Concentrations of customers in the refining industry may impact the Company's overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES other conditions. The Company believes that its counterparties will be able to satisfy their obligations under contracts.

8. REDEEMABLE PREFERRED STOCK

     On March 30, 1997, Old Valero redeemed the remaining 11,500 outstanding shares of its $8.50 Series A cumulative preferred stock. The redemption price was $104 per share, plus dividends accrued to the redemption date of $.685 per share.

9. CONVERTIBLE PREFERRED STOCK

     In April 1997, Old Valero called all of its outstanding $3.125 convertible preferred stock for redemption on June 2, 1997. The redemption price was $52.188 per share, plus accrued dividends of $.0086 per share for the one-day period from June 1 to June 2, 1997. This preferred stock was convertible into Old Valero common stock at a price of $27.03 per share, or approximately 1.85 shares of Old Valero common stock for each share of convertible preferred stock. Before the redemption, substantially all of the outstanding shares of convertible preferred stock were converted into Old Valero common stock.

10. PREFERRED SHARE PURCHASE RIGHTS

     Each outstanding share of the Company's common stock is accompanied by one Preferred Share Purchase Right, or Right. With certain exceptions, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Junior Participating Preferred Stock, Series I at a price of $100 per one one-hundredth of a share, subject to adjustment for certain recapitalization events.

     The Rights are transferable only with the common stock until the earlier of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons, any such person, group or associates being referred to as an Acquiring Person, has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, (ii) 10 business days (or later date as may be determined by action of the Company's Board of Directors) following the initiation of a tender offer or exchange offer which would result in an Acquiring Person having beneficial ownership of 15% or more of the Company's outstanding common stock (the earlier of the date of the occurrence of (i) or (ii) being called the Rights Separation Date), or (iii) the earlier redemption or expiration of the Rights. The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding common stock, the Company's Board of Directors may redeem the Rights at a price of $.01 per Right. The Rights will expire on June 30, 2007, unless extended or the Rights are earlier redeemed or exchanged by the Company.

     If after the Rights Separation Date the Company is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise of the Right at its then current exercise price, that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the exercise price of the Right. In the event that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

     At any time after an Acquiring Person acquires beneficial ownership of 15% or more of the outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common stock, the Company's Board of Directors may exchange the Right (other than Rights owned by the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Acquiring Person which have become void), at an exchange ratio of one share of common stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

     Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote or to receive dividends.

     The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to any Acquiring Person that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors since the Rights may be redeemed by the Company prior to the time that an Acquiring Person has acquired beneficial ownership of 15% or more of the common stock.

11. SEGMENT INFORMATION

     The Company's operations consist primarily of five petroleum refineries located in Texas at Corpus Christi, Texas City and Houston, in Louisiana at Krotz Springs, and in New Jersey at Paulsboro, which have a combined throughput capacity of approximately 785,000 barrels per day. In applying the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's five refineries, each of which represents an operating segment as defined by the statement, have been aggregated as allowed by the statement for reporting purposes. As a result, the Company has one reportable segment, which is the refining and wholesale marketing of premium, environmentally clean products.

     The Company's principal products include reformulated and conventional gasolines, low-sulfur diesel and oxygenates. The Company also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. The Company currently markets its products to wholesale customers in 31 states and in selected export markets in Latin America. Revenues from external customers for the Company's principal products for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Gasolines and blendstocks........................  $4,381,112   $3,040,103   $3,209,552
Distillates......................................   1,848,621    1,270,859    1,124,958
Petrochemicals...................................     258,850      166,769      269,418
Lubes and asphalts...............................     178,653       44,239           --
Other products and revenues......................   1,293,932    1,017,376    1,152,292
                                                   ----------   ----------   ----------
          Total operating revenues...............  $7,961,168   $5,539,346   $5,756,220
                                                   ==========   ==========   ==========

     In 1999, 1998 and 1997, the Company had no significant amount of export sales and no significant foreign operations. In 1999, 13% of the Company's consolidated operating revenues were derived from sales to Mobil Oil Corporation, while in 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated operating revenues.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

12. INCOME TAXES

     Components of income tax expense (benefit) applicable to continuing operations were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                         -------   --------   -------
Current:
  Federal..............................................  $14,896   $ (3,196)  $29,501
  State................................................      404       (904)    1,461
                                                         -------   --------   -------
          Total current................................   15,300     (4,100)   30,962
Deferred:
  Federal..............................................   (9,400)   (31,700)   32,827
                                                         -------   --------   -------
          Total income tax expense (benefit)...........  $ 5,900   $(35,800)  $63,789
                                                         =======   ========   =======

     The following is a reconciliation of total income tax expense (benefit) applicable to continuing operations to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income (loss) from continuing operations before income taxes (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          ------   --------   -------
Federal income tax expense (benefit) at the statutory
  rate..................................................  $7,065   $(29,082)  $61,445
State income taxes, net of federal income tax effect....     263       (588)      950
Research and experimentation tax credit.................      --     (5,800)       --
Basis difference on disposition of investment...........  (1,894)        --        --
Other -- net............................................     466       (330)    1,394
                                                          ------   --------   -------
          Total income tax expense (benefit)............  $5,900   $(35,800)  $63,789
                                                          ======   ========   =======

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Deferred income tax assets:
  Tax credit carryforwards..................................  $  34,131   $  18,549
  Net operating loss carryforward...........................     48,682      41,904
  Compensation and employee benefit liabilities.............     28,437      23,910
  Environmental liabilities.................................      9,868       9,705
  Inventory and related adjustments.........................     36,047       8,578
  Accrued liabilities and other.............................      9,585       8,418
                                                              ---------   ---------
          Total deferred income tax assets..................  $ 166,750   $ 111,064
                                                              =========   =========
Deferred income tax liabilities:
  Depreciation..............................................  $(334,077)  $(299,082)
  Other.....................................................    (28,887)    (17,520)
                                                              ---------   ---------
          Total deferred income tax liabilities.............  $(362,964)  $(316,602)
                                                              =========   =========

     As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $139 million which are available to reduce future federal taxable income, some of which will expire in 2018

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and the remainder in 2019 if not utilized. In addition, the Company had an alternative minimum tax credit carryforward of approximately $28 million, and a research and experimentation credit carryforward of approximately $6 million, both of which are available to reduce future federal income tax liabilities. The alternative minimum tax credit carryforward has no expiration date, while the research and experimentation credit carryforward expires between 2004 and 2011. No valuation allowances were recorded against deferred income tax assets as of December 31, 1999 and 1998.

     The Company's taxable years through 1995 are closed to adjustment by the Internal Revenue Service. The Company believes that adequate provisions for income taxes have been reflected in its consolidated financial statements.

13. EMPLOYEE BENEFIT PLANS

PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company's pension plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, or ERISA, is designed to provide eligible employees with retirement income. Participation in the plan commences upon the completion of one year of continuous service. Upon becoming a participant, all service since date of hire is included in determining vesting and credited service, except for employees of the Company who were formerly employed by Mobil or Basis (see Note 3). For former Mobil employees who became employees of the Company, full credit was given for service with Mobil prior to September 17, 1998 for vesting and eligibility purposes, but for benefit accrual purposes, only service on and after this date is counted under the plan. For former Basis employees who became employees of the Company, full credit was given for service with Basis prior to May 1, 1997 for vesting and eligibility purposes, but for benefit accrual purposes, only service on and after January 1, 1998 is counted under the plan. A participant generally vests in plan benefits after five years of vesting service or upon reaching normal retirement.

     At the time of the Restructuring, the Company became solely responsible for
(i) pension liabilities existing immediately prior to the Restructuring to, or relating to, Old Valero employees which became employees of PG&E after the Restructuring, which will become payable upon their retirement, (ii) all liabilities to, or relating to, former employees of Old Valero and the Company, and (iii) all liabilities to, or relating to, current employees of the Company. In connection with the Restructuring, Old Valero approved the establishment of a supplement to the pension plan, referred to as the 1997 Window Plan, which permitted certain employees to retire from employment during 1997. Also, the Company became the sponsor of Old Valero's nonqualified Supplemental Executive Retirement Plan, or SERP, which is designed to provide additional pension benefits to executive officers and certain other employees, and assumed all liabilities with respect to current and former employees of both Old Valero and the Company under this plan.

     The pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which is based on the participant's 60 consecutive highest months of compensation during the latest 10 years of credited service under the plan. All contributions to the plan are made by the Company and contributions by participants are neither required nor permitted. Company contributions, if and when permitted under ERISA, are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. The Company's contributions to the pension plan and SERP in 1999, 1998 and 1997 were approximately $7.4 million, $7.2 million and $8.8 million, respectively, and are currently estimated to be $4.8 million in 2000.

     The Company also provides certain health care and life insurance benefits for retired employees, referred to as postretirement benefits other than pensions. Substantially all of the Company's employees may become eligible for these benefits if, while still working for the Company, they either reach normal retirement age or take early retirement. Health care benefits are offered by the Company through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The Company funds its postretirement benefits other than pensions on a pay-as-you-go basis. Employees of the Company who were formerly employees of Mobil and Basis became eligible for postretirement benefits other than pensions under the Company's plan effective September 17, 1998 and May 1, 1997, respectively. At the time of the Restructuring, the Company became responsible for all liabilities to former employees of both Old Valero and the Company as well as current employees of the Company arising under Old Valero's health care and life insurance programs.

     The following tables set forth for the Company's (i) pension plans, including the SERP, and (ii) postretirement benefits other than pensions, the funded status of the plans and amounts recognized in the Company's consolidated financial statements as of December 31, 1999 and 1998, as well as changes in the benefit obligation and plan assets for the years then ended (in thousands):

                                                  PENSION BENEFITS       OTHER BENEFITS
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1..................  $152,430   $129,430   $ 42,325   $ 32,721
  Service cost.................................     9,466      6,934      2,047      1,703
  Interest cost................................    10,114      9,031      2,818      2,411
  Plan amendments..............................        --      3,549         --         --
  Acquisition of Paulsboro Refinery............        --         --         --      8,107
  Participant contributions....................        --         --        131        108
  Benefits paid................................    (6,399)    (6,967)    (1,986)    (1,826)
  Actuarial loss (gain)........................    (2,269)    10,453     (2,706)      (899)
                                                 --------   --------   --------   --------
Benefit obligation, December 31................  $163,342   $152,430   $ 42,629   $ 42,325
                                                 ========   ========   ========   ========
CHANGE IN PLAN ASSETS:
Plan assets at fair value, January 1...........  $139,262   $121,393   $     --   $     --
  Actual return on plan assets.................    31,498     17,644         --         --
  Company contributions........................     7,354      7,192      1,855      1,718
  Participant contributions....................        --         --        131        108
  Benefits paid................................    (6,399)    (6,967)    (1,986)    (1,826)
                                                 --------   --------   --------   --------
Plan assets at fair value, December 31.........  $171,715   $139,262   $     --   $     --
                                                 ========   ========   ========   ========
RECONCILIATION OF FUNDED STATUS, DECEMBER 31:
Plan assets at fair value......................  $171,715   $139,262   $     --   $     --
Less: Benefit obligation.......................   163,342    152,430     42,629     42,325
                                                 --------   --------   --------   --------
Funded status..................................     8,373    (13,168)   (42,629)   (42,325)
Unrecognized transition obligation (asset).....      (913)    (1,057)     4,071      4,388
Unrecognized prior service cost................     6,921      7,787      1,558      1,672
Unrecognized net (gain) loss...................   (16,121)     5,347       (688)     2,019
                                                 --------   --------   --------   --------
  Accrued benefit cost.........................  $ (1,740)  $ (1,091)  $(37,688)  $(34,246)
                                                 ========   ========   ========   ========
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
  SHEETS AS OF DECEMBER 31:
Prepaid benefit cost...........................  $ 15,054   $  8,145   $     --   $     --
Accrued benefit liability......................   (16,794)    (9,236)   (37,688)   (34,246)
                                                 --------   --------   --------   --------
  Accrued benefit cost.........................  $ (1,740)  $ (1,091)  $(37,688)  $(34,246)
                                                 ========   ========   ========   ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     Total benefit cost for the years ended December 31, 1999, 1998 and 1997 included the following components (in thousands):

                                                   PENSION BENEFITS               OTHER BENEFITS
                                             -----------------------------   ------------------------
                                                YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                             -----------------------------   ------------------------
                                               1999       1998      1997      1999     1998     1997
                                             --------   --------   -------   ------   ------   ------
COMPONENTS OF TOTAL BENEFIT COST:
Service cost...............................  $  9,466   $  6,934   $ 3,710   $2,047   $1,703   $1,028
Interest cost..............................    10,114      9,031     7,298    2,818    2,411    1,842
Expected return on plan assets.............   (12,642)   (11,149)   (9,563)      --       --       --
Amortization of transition obligation
  (asset)..................................      (144)      (142)     (142)     317      317      513
Amortization of prior service cost.........       866        747       703      114      114      184
Amortization of net loss (gain)............       343         53      (154)      --       --       46
                                             --------   --------   -------   ------   ------   ------
  Net periodic benefit cost................     8,003      5,474     1,852    5,296    4,545    3,613
Curtailment loss (gain) resulting from the
  Restructuring............................        --         --    (2,083)      --       --      576
1997 Window Plan...........................        --         --     3,168       --       --      171
                                             --------   --------   -------   ------   ------   ------
          Total benefit cost...............  $  8,003   $  5,474   $ 2,937   $5,296   $4,545   $4,360
                                             ========   ========   =======   ======   ======   ======

     Amortization of prior service cost as shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan. The weighted-average assumptions used in computing the actuarial present value of the pension benefit and other postretirement benefit obligations for the years ended December 31, 1999 and 1998 were as follows:

                                                   PENSION BENEFITS        OTHER BENEFITS
                                                   ----------------        --------------
                                                   1999       1998         1999      1998
                                                   -----      -----        ----      ----
WEIGHTED-AVERAGE ASSUMPTIONS, DECEMBER 31:
Discount rate....................................  7.50%      6.75%        7.50%     6.75%
Expected long-term rate of return on plan
  assets.........................................  9.25%      9.25%          --        --
Rate of compensation increase....................  5.05%      4.00%          --        --
Health care cost trend rate......................    --         --         5.00%     5.00%

     For measurement purposes, the health care cost trend rate is assumed to remain at five percent for all years after 1999. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits other than pensions:

                                                               ONE                ONE
                                                         PERCENTAGE-POINT   PERCENTAGE-POINT
                                                             INCREASE           DECREASE
                                                         ----------------   ----------------
Effect on total of service and interest cost
  components...........................................       $1,073            $  (891)
Effect on benefit obligation...........................       $7,948            $(6,729)

PROFIT-SHARING/SAVINGS PLANS

     The Company is the sponsor of the Valero Energy Corporation Thrift Plan which is a qualified employee profit-sharing plan. The purpose of the Thrift Plan is to provide a program whereby contributions of participating employees and their employers are systematically invested to provide the employees an interest in the Company and to further their financial independence. Participation in the Thrift Plan is voluntary and is open to employees of the Company who become eligible to participate upon the completion of one month of continuous service. Employees of the Company who were formerly employed by Mobil and Basis became

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES eligible to participate in the Thrift Plan on September 17, 1998 and January 1, 1998, respectively, under the same service requirements as required for other Company employees, with service including prior employment with Mobil or Basis. Effective January 1999, former Mobil employees who became employees of the Company could elect to transfer their balances from the Mobil employee savings plan into the Thrift Plan or maintain these amounts in the Mobil plan. For former Basis employees who became employees of the Company, Basis' previously existing 401(k) profit-sharing and retirement savings plan was maintained through December 31, 1997 and was merged into the Company's Thrift Plan effective January 1, 1998. At the time of the Restructuring, the Company became solely responsible for all Thrift Plan liabilities arising after the Restructuring with respect to current Company employees and former employees of both Old Valero and the Company. Each Old Valero employee participating in the Thrift Plan before the Restructuring who became a PG&E employee after the Restructuring had their account balance transferred to the PG&E savings plan.

     Participating employees may contribute from 2% up to 22% of their total annual compensation, subject to certain limitations, to the Thrift Plan. Participants may elect to make these contributions on either a before-tax or after-tax basis, or both, with federal income taxes on before-tax contributions being deferred until a distribution is made to the participant. Participants' contributions of up to 8% of their base annual compensation are matched 75% by the Company, with an additional match of up to 25% subject to certain conditions. Participants' contributions in excess of 8% of their base annual compensation are not matched by the Company. Up until the termination in 1997 of the Valero Employees' Stock Ownership Plan, or VESOP, a leveraged employee stock ownership plan established by Old Valero in 1989, the Company's matching contributions were made to the VESOP in the amount of the VESOP's debt service, with any excess made to the Thrift Plan. After the VESOP termination, all Company matching contributions were made to the Thrift Plan. Company contributions to the Thrift Plan were $6,670,841, $5,298,870 and $2,247,491 (net of forfeitures) for the years 1999, 1998 and 1997, respectively. During 1997, the Company contributed $586,000 to the VESOP. This amount consisted of $58,000 of interest on the VESOP's debt and $541,000 of compensation expense. Dividends on VESOP shares of common stock were recorded as a reduction of retained earnings. Dividends on allocated shares of common stock were paid to participants. Dividends paid on unallocated shares were used to reduce the Company's contributions to the VESOP during 1997 by $13,000. VESOP shares of common stock were considered outstanding for earnings per share computations.

STOCK COMPENSATION PLANS

     The Company has various fixed and performance-based stock compensation plans. The Company's Executive Stock Incentive Plan, or ESIP, which was maintained by Old Valero before the Restructuring, authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance shares which vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by the Company's compensation committee. (Note: All restricted stock issued before the Restructuring under Old Valero's stock compensation plans became fully vested either upon the approval of the Restructuring by Old Valero's stockholders on June 18, 1997 or upon the completion of the Restructuring on July 31, 1997.) A total of 2,500,000 shares of Company common stock may be issued under the ESIP, of which no more than 1,000,000 shares may be issued as restricted stock. The Company also has a non-qualified stock option plan which, at the date of the Restructuring, replaced three non-qualified stock option plans previously maintained by Old Valero. Awards under the stock option plan are granted to key officers, employees and prospective employees of the Company. A total of 2,000,000 shares of Company common stock may be issued under this plan. The Company also maintains an Executive Incentive Bonus Plan, under which 200,000 shares of Company common stock may be issued, that provides bonus compensation to key employees of the Company based on individual contributions to Company profitability. Bonuses are payable either in cash, Company common stock, or both. The Company also has a non-employee director stock option

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES plan, under which 200,000 shares of Company common stock may be issued, and a non-employee director restricted stock plan, under which 100,000 shares of Company common stock may be issued.

     The number and weighted-average grant-date fair value of shares of Company common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during 1999, 1998 and 1997 were as follows:

                                         1999                   1998                              1997
                                 --------------------   --------------------   -------------------------------------------
                                                                                    AUGUST 1-
                                                                                   DECEMBER 31         JANUARY 1-JULY 31
                                                                               --------------------   --------------------
                                           WEIGHTED-              WEIGHTED-              WEIGHTED-              WEIGHTED-
                                            AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                 SHARES    GRANT-DATE   SHARES    GRANT-DATE   SHARES    GRANT-DATE   SHARES    GRANT-DATE
PLAN                             GRANTED   FAIR VALUE   GRANTED   FAIR VALUE   GRANTED   FAIR VALUE   GRANTED   FAIR VALUE
----                             -------   ----------   -------   ----------   -------   ----------   -------   ----------
ESIP:
  Restricted stock.............   26,000     $20.30     163,986     $31.51      6,250      $31.78          --     $   --
  Performance awards...........  225,500      21.31      54,000      31.25         --          --      31,400      32.50
Executive Incentive Bonus
  Plan.........................   59,937      19.25       2,516      31.25         --          --     109,691      32.50
Non-employee director
  restricted stock plan........    4,190      21.48          --         --      9,336       28.94          --         --

     Under the terms of the ESIP, the stock option plan and the non-employee director stock option plan, the exercise price of options granted will not be less than the fair market value of the Company's common stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between the Company and the participants, usually in three equal annual installments beginning one year after the date of grant, with unexercised options generally expiring ten years from the date of grant. In connection with the Restructuring, all stock options held by Old Valero employees under any of Old Valero's various stock compensation plans that were granted prior to January 1, 1997 became 100% vested and immediately exercisable upon the approval of the Restructuring by Old Valero's stockholders on June 18, 1997. For all options still outstanding at the time of the Restructuring, each option to purchase Old Valero common stock held by a current or former employee of the Company was converted into an option to acquire shares of Company common stock, and each option held by a current or former employee of Old Valero's natural gas related services business was converted into an option to acquire shares of PG&E common stock. In each case, the number of options and related exercise prices were converted so that the aggregate option value for each holder immediately after the Restructuring was equal to the aggregate option value immediately before the Restructuring. The other terms and conditions of these converted options remained essentially unchanged.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans, including options granted under the ESIP, the stock option plan, the non-employee director stock option plan and Old Valero's previously existing stock compensation plans, as of December 31, 1999, 1998, and 1997, and changes during the years then ended is presented in the table below. (Note: The outstanding shares at July 31, 1997 before the Restructuring are different from the outstanding shares at August 1, 1997 after the Restructuring because the August 1 amount: (i) reflects the conversion of Old Valero options held by current or former employees of the Company to an equivalent number of Company options and (ii) excludes options held by current or former employees of Old Valero's natural gas related services business which were converted to PG&E options.)

                                      1999                    1998                                 1997
                              ---------------------   ---------------------   ----------------------------------------------
                                                                                   AUGUST 1 -
                                                                                   DECEMBER 31         JANUARY 1 - JULY 31
                                                                              ---------------------   ----------------------
                                          WEIGHTED-               WEIGHTED-               WEIGHTED-                WEIGHTED-
                                           AVERAGE                 AVERAGE                 AVERAGE                  AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE                 EXERCISE
                               SHARES       PRICE      SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                              ---------   ---------   ---------   ---------   ---------   ---------   ----------   ---------
Outstanding at beginning of
  period....................  5,528,996    $21.01     3,780,418    $19.15     3,802,584    $19.05      4,229,092    $22.02
Granted.....................  1,580,062     20.29     2,049,755     24.00        36,550     29.35      1,365,875     33.71
Exercised...................    (17,806)    14.77      (235,235)    15.80       (44,144)    17.21     (2,925,687)    21.81
Forfeited...................    (29,677)    23.41       (65,942)    25.62       (14,572)    23.07        (17,028)    25.84
                              ---------               ---------               ---------               ----------
Outstanding at end of
  period....................  7,061,575     20.86     5,528,996     21.01     3,780,418     19.15      2,652,252     28.25
                              =========               =========               =========               ==========
Exercisable at end of
  period....................  3,788,724     19.93     2,524,643     18.16     1,758,479     15.08      1,288,977     22.47
Weighted-average fair value
  of options granted........      $6.61                   $5.53                   $6.86                    $8.09

     The following table summarizes information about stock options outstanding under the ESIP, the stock option plan and the non-employee director stock option plan as of December 31, 1999:

                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                -----------------------------------------------   ----------------------------
                                  NUMBER       WEIGHTED-AVG.                        NUMBER
RANGE OF                        OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES                 AT 12/31/99   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
---------------                 -----------   ----------------   --------------   -----------   --------------
$11.47 - $17.50...............   1,725,563    6.4 years              $14.95        1,078,001        $13.43
$18.03 - $25.57...............   4,651,457    7.9                     21.53        2,448,342         21.60
$28.06 - $34.91...............     684,555    8.1                     31.19          262,381         31.12
                                 ---------                                         ---------
$11.47 - $34.91...............   7,061,575    7.6                     20.86        3,788,724         19.93
                                 =========                                         =========

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.5 percent, 5.0 percent and 6.3 percent; expected dividend yields of 1.6 percent, 1.4 percent and 1.5 percent; expected lives of 3.2 years,
3.1 years and 3.2 years; and expected volatility of 42.3 percent, 28.2 percent and 26.2 percent. As a result of insufficient stock price history for Valero subsequent to the Restructuring, the expected volatility assumption for grants in 1998 and 1997 was based on the stock price history of Old Valero, whereas the expected volatility assumption for 1999 grants was based on the stock price history of Valero subsequent to the Restructuring.

     For each common share that can be purchased in connection with a stock option, the stock option plan provides, and the predecessor stock option plans of Old Valero provided, that a stock appreciation right, or SAR, may also be granted. A SAR is a right to receive a cash payment equal to the difference between the fair market value of common stock on the exercise date and the option price of the stock to which the SAR is related. SARs are exercisable only upon the exercise of the related stock options. At the end of each reporting period during the exercise period, the Company recorded an adjustment to compensation expense based on the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES difference between the fair market value of common stock at the end of each reporting period and the option price of the stock to which the SAR was related. There were no SARs outstanding as of December 31, 1999, 1998 or 1997. A summary of SAR activity for the seven months ended July 31, 1997 is presented in the table below.

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                              NO. OF    EXERCISE
                                                               SARS       PRICE
                                                              -------   ---------
Outstanding at January 1, 1997..............................   89,087    $14.52
Granted.....................................................       --        --
Exercised...................................................  (88,087)    14.52
Forfeited...................................................   (1,000)    14.52
                                                              -------
Outstanding at July 31, 1997................................       --        --
                                                              =======

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The after-tax compensation cost reflected in net income for stock-based compensation plans was $4 million, $3 million and $4.6 million for 1999, 1998 and 1997, respectively. Of the 1997 amount, $2.1 million related to the discontinued natural gas related services business. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for 1999, 1998 and 1997 awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999 and 1997 would have been reduced, and the Company's net loss and loss per share for the year ended December 31, 1998 would have increased to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                              1999       1998      1997
                                                             -------   --------   -------
Net income (loss)............................  As Reported   $14,287   $(47,291)  $96,096
                                               Pro Forma     $ 7,869   $(52,398)  $92,304
Earnings (loss) per share....................  As Reported   $   .25   $   (.84)  $  1.77
                                               Pro Forma     $   .14   $   (.93)  $  1.70
Earnings (loss) per share -- assuming
  dilution...................................  As Reported   $   .25   $   (.84)  $  1.74
                                               Pro Forma     $   .14   $   (.93)  $  1.67

     Because the SFAS No. 123 method of accounting has not been applied to awards granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

14. LEASE AND OTHER COMMITMENTS

     The Company has long-term operating lease commitments in connection with land, office facilities and equipment, and various facilities and equipment used in the storage, transportation and production of refinery feedstocks and refined products. Long-term leases for land have remaining primary terms of up to 24.7 years, while long-term leases for office facilities have remaining primary terms of up to 2.5 years. The Company's long-term leases for production equipment, feedstock and refined product storage facilities and transportation assets have remaining primary terms of up to 5.25 years and in certain cases provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     Future minimum lease payments and minimum rentals to be received under subleases as of December 31, 1999 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2000......................................................  $ 30,834
2001......................................................    25,426
2002......................................................    17,082
2003......................................................    11,979
2004......................................................     9,576
Remainder.................................................     8,432
                                                            --------
                                                             103,329
Less future minimum rentals to be received under
  subleases...............................................        78
                                                            --------
                                                            $103,251
                                                            ========

     Consolidated rental expense under operating leases for continuing operations amounted to approximately $57,005,000, $47,779,000, and $39,578,000 for 1999, 1998 and 1997, respectively. These amounts are included in the accompanying Consolidated Statements of Income under "Cost of sales and operating expenses" and "Selling and administrative expenses" and include various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments.

     In addition to commitments under operating leases, the Company also has a commitment under a product supply arrangement to pay a reservation fee of approximately $10.8 million annually through August 2002. In addition, during 1999, in order to secure a firm supply of hydrogen for the Texas City Refinery, the Company entered into long-term hydrogen supply arrangements with initial terms of approximately 15 years. Under these agreements, the Company is obligated to make fixed minimum payments of approximately $4.9 million annually, as well as other minimum payments which vary based on certain natural gas reference prices.

15. LITIGATION AND CONTINGENCIES

LITIGATION RELATING TO DISCONTINUED OPERATIONS

     Old Valero and certain of its natural gas related subsidiaries, and the Company, have been sued by Teco Pipeline Company regarding the operation of the 340-mile West Texas Pipeline in which a subsidiary of Old Valero holds a 50% undivided interest. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. Despite the written ownership and operating agreements, the plaintiff contends that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper control over this alleged partnership's affairs. The plaintiff also contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. The Company has been formally added to this proceeding. The arbitration panel has scheduled the arbitration hearing for October 2000. Although PG&E previously acquired Teco and now owns both Teco

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and Old Valero, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, the Company has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million.

OTHER LITIGATION

     In 1986, the Company filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorney's fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorney's fees and expenses to the trial court. The Company has denied that it has any liability with respect to these claims and has raised several substantive defenses to these claims in the trial court.

GENERAL

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations or financial condition.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's results of operations by quarter for the years ended December 31, 1999 and 1998 were as follows (in thousands of dollars, except per share amounts):

                                                   1999 -- QUARTER ENDED
                             -----------------------------------------------------------------
                              MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31     TOTAL
                             ----------   ----------   ------------   -----------   ----------
Operating revenues.........  $1,337,103   $1,824,450    $2,161,938    $2,637,677    $7,961,168
Operating income (loss)....       8,520      (20,733)       47,438        33,916        69,141
Net income (loss)..........      (2,716)     (22,085)       22,612        16,476        14,287
Earnings (loss) per common
  share....................        (.05)        (.39)          .40           .29           .25
Earnings (loss) per common
  share -- assuming
  dilution.................        (.05)        (.39)          .40           .29           .25

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                 1998 -- QUARTER ENDED(1)
                             -----------------------------------------------------------------
                              MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31     TOTAL
                             ----------   ----------   ------------   -----------   ----------
Operating revenues.........  $1,362,359   $1,448,104    $1,338,649    $1,390,234    $5,539,346
Operating income
  (loss)(2)................      (2,417)      64,324        13,726      (126,831)      (51,198)
Net income (loss)(2).......      (5,884)      39,939         4,311       (85,657)      (47,291)
Earnings (loss) per common
  share(2).................        (.11)         .71           .08         (1.53)         (.84)
Earnings (loss) per common
  share -- assuming
  dilution(2)..............        (.11)         .70           .08         (1.53)         (.84)

---------------

(1) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(2) The first quarter, fourth quarter and total year 1998 operating income
    (loss) includes the unfavorable effect of inventory write-downs to market of $37,673, $133,256, and $170,929, respectively. These write-downs resulted in a reduction in net income for those periods of $24,488, $86,616, and $111,104, respectively, and a reduction in earnings per common share of $.43, $1.55, and $1.98, respectively.

17. SUBSEQUENT EVENTS

PROPOSED ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

     On March 2, 2000, Valero and ExxonMobil Corporation executed a sale and purchase agreement for the purchase by Valero of ExxonMobil's Benicia, California refinery and all Exxon-branded California retail assets for a purchase price of $895 million plus an amount representing the value of inventories acquired in the transaction, which will be based on market-related prices at closing. ExxonMobil agreed to sell these assets as a result of Consent Decrees issued by the Federal Trade Commission and the State of California providing that certain assets be divested by ExxonMobil to satisfy anticompetitive issues in connection with the recent merger of Exxon Corporation and Mobil Corporation. Valero's acquisition of the ExxonMobil California assets is pending approval from the Federal Trade Commission and the State of California.

     The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a rated crude oil capacity of 130,000 barrels per day. The Benicia Refinery produces a high percentage of light products, with limited production of natural gas liquids and other products. Over 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board specifications for gasoline sold in California. The refinery has significant liquid storage capacity including storage for crude oil and other feedstocks. Also included with the refinery assets are a deepwater dock located offsite on the Carquinez Straits which is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the Consent Decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, the sale and purchase agreement includes a contract allowing Valero to purchase up to 100,000 barrels per day of Alaska North Slope crude oil at market-related prices delivered to the Benicia Refinery.

     The retail assets include 10 company-owned and operated sites and 70 company-owned lessee-dealer sites, 75 of which are in the San Francisco Bay area. Under the Consent Decrees, the Federal Trade Commission and the State of California ordered that ExxonMobil withdraw the "Exxon" brand name from this area. As a result, ExxonMobil has notified the dealers in this market area that their franchise right to market "Exxon" branded products is being terminated effective June 15, 2000. Valero will offer its own brand to market retail petroleum products at these locations. Due to the timing requirements of ExxonMobil's franchise termination notice to various dealers as described above, ExxonMobil cannot close the transaction

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES until (i) all of the dealers agree to terminate their franchise agreements or
(ii) June 15, 2000, whichever comes first.

     Also included in the retail assets are up to 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. The distributor locations will retain the right to use the Exxon brand, continue to accept the Exxon proprietary credit card and receive Exxon brand support, while Valero will receive the exclusive rights to offer the Exxon brand throughout the state (except for the San Francisco Bay area) for a ten-year period. In connection with the acquisition, ExxonMobil will assign to Valero all of the existing Exxon California distributor contracts under which the distributors will purchase Exxon branded products from Valero after the acquisition. Valero will supply distributors either directly through a refined products pipeline or indirectly through petroleum product exchange transactions.

     The acquisition will be funded through a mix of debt, equity and structured lease financing. The debt would be a combination of borrowings under Valero's existing bank credit facility and new term debt. The equity component will be between $250 million and $350 million of some combination of common stock and convertible preferred stock, including mandatory convertible preferred stock. In case any of these financing sources are not finalized or available at the closing date, Valero will close the purchase with interim financing consisting of (i) a committed $600 million bank bridge facility which has been established and (ii) borrowings under its existing bank credit facilities with related amendments to these facilities providing for a higher debt-to-capitalization limit (which amendments will be underwritten by the provider of the bridge financing).

     It is anticipated that the transaction will close on June 15, 2000; however, there can be no assurance that the transaction will close on this date or that all of the conditions required to close the transaction will be met.

OTHER

     On January 20, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable March 15, 2000, to holders of record at the close of business on February 16, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Commission by April 28, 2000.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements. The following Consolidated Financial Statements of Valero Energy Corporation and its subsidiaries are included in
Part II, Item 8 of this Form 10-K:

                                                              PAGE
                                                              ----
Report of independent public accountants....................    34
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................    35
Consolidated statements of income for the years ended
  December 31, 1999, 1998 and 1997..........................    36
Consolidated statements of common stock and other
  stockholders' equity for the years ended December 31,
  1999, 1998 and 1997.......................................    37
Consolidated statements of cash flows for the years ended
  December 31, 1999, 1998 and 1997..........................    38
Notes to consolidated financial statements..................    39

     2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

          2.1            -- Agreement and Plan of Merger, dated as of January 31,
                            1997, as amended, by and among Valero Energy Corporation,
                            PG&E Corporation, and PG&E Acquisition
                            Corporation -- incorporated by reference from Exhibit 2.1
                            to the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
          2.2            -- Form of Agreement and Plan of Distribution between Valero
                            Energy Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.2 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
          2.3            -- Form of Tax Sharing Agreement among Valero Energy
                            Corporation, Valero Refining and Marketing Company and
                            PG&E Corporation - incorporated by reference from Exhibit
                            2.3 to the Company's Registration Statement on Form S-1
                            (File No. 333-27013, filed May 13, 1997).

          2.4            -- Form of Employee Benefits Agreement between Valero Energy
                            Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.4 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
          2.5            -- Form of Interim Services Agreement between Valero Energy
                            Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.5 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
          2.6            -- Stock Purchase Agreement dated as of April 22, 1997,
                            among Valero Energy Corporation, Valero Refining and
                            Marketing Company, Salomon Inc and Basis Petroleum,
                            Inc. -- incorporated by reference from Exhibit 2.1 to the
                            Company's Current Report on Form 8-K.
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Valero Energy Corporation (formerly known as Valero
                            Refining and Marketing Company) -- incorporated by
                            reference from Exhibit 3.1 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
          3.2            -- By-Laws of Valero Energy Corporation (formerly known as
                            Valero Refining and Marketing Company) -- incorporated by
                            reference from Exhibit 3.2 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
         *3.3            -- Amended and Restated By-Laws of Valero Energy
                            Corporation.
          4.1            -- Rights Agreement between Valero Refining and Marketing
                            Company and Harris Trust and Savings Bank, as Rights
                            Agent -- incorporated by reference from Exhibit 4.1 to
                            the Company's Registration Statement on Form S-8 (File
                            No. 333-31709, filed July 21, 1997).
          4.2            -- Amended and Restated Credit Agreement dated as of
                            November 28, 1997, among Valero Energy Corporation, the
                            Banks listed therein, Morgan Guaranty Trust Company of
                            New York, as Administrative Agent, and Bank of Montreal,
                            as Syndicating Agent and Issuing Bank -- incorporated by
                            reference from Exhibit 4.2 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31, 1997.
          4.3            -- Amendment No. 1 to Credit Agreement dated December 23,
                            1998, among Valero Energy Corporation, the Banks listed
                            therein, Morgan Guaranty Trust Company of New York, as
                            Administrative Agent, and Bank of Montreal, as
                            Syndicating Agent and Issuing Bank -- incorporated by
                            reference from Exhibit 4.3 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31, 1998.
        +10.1            -- Valero Energy Corporation Executive Incentive Bonus Plan,
                            as amended, dated as of April 23, 1997 -- incorporated by
                            reference from Exhibit 10.1 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
        +10.2            -- Valero Energy Corporation Executive Stock Incentive Plan,
                            as amended, dated as of April 23, 1997 -- incorporated by
                            reference from Exhibit 10.2 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
        +10.3            -- Valero Energy Corporation Stock Option Plan, as amended, dated as of April 23, 1997 -- incorporated by reference
                            from Exhibit 10.3 to the Company's Registration Statement
                            on Form S-1 (File No. 333-27013, filed May 13, 1997).
        +10.4            -- Valero Energy Corporation Restricted Stock Plan for
                            Non-Employee Directors, as amended, dated as of April 23,
                            1997 -- incorporated by reference from Exhibit 10.4 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).

        +10.5            -- Valero Energy Corporation Non-Employee Director Stock
                            Option Plan, as amended, dated as of April 23,
                            1997 -- incorporated by reference from Exhibit 10.5 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
        +10.6            -- Executive Severance Agreement between Valero Energy
                            Corporation and William E. Greehey, dated as of December
                            15, 1982, as adopted and ratified by Valero Refining and
                            Marketing Company -- incorporated by reference from
                            Exhibit 10.6 to the Company's Registration Statement on
                            Form S-1 (File No. 333-27013, filed May 13, 1997).
        +10.7            -- Schedule of Executive Severance
                            Agreements -- incorporated by reference from Exhibit 10.7
                            to the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997).
        +10.8            -- Form of Indemnity Agreement between Valero Refining and
                            Marketing Company and William E. Greehey-incorporated by
                            reference from Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
        +10.9            -- Schedule of Indemnity Agreements -- incorporated by
                            reference from Exhibit 10.9 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997).
        +10.10           -- Form of Incentive Bonus Agreement between Valero Refining and Marketing Company and Gregory C. King -- incorporated
                            by reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (File No. 333-27013,
                            filed May 13, 1997).
        +10.11           -- Schedule of Incentive Bonus Agreements -- incorporated by reference from Exhibit 10.11 to the Company's
                            Registration Statement on Form S-1 (File No. 333-27013,
                            filed May 13, 1997).
        +10.12           -- Employment Agreement between Valero Refining and
                            Marketing Company and William E. Greehey, dated as of
                            June 18, 1997 -- incorporated by reference from Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1997.
        +10.13           -- Employment Agreement between Valero Refining and
                            Marketing Company and Edward C. Benninger, dated as of
                            June 18, 1997 -- incorporated by reference from Exhibit
                            10.13 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1997.
        +10.14           -- Form of Management Stability Agreement between Valero
                            Energy Corporation and Gregory C. King -- incorporated by
                            reference from Exhibit 10.14 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997.
       *+10.15           -- Schedule of Management Stability Agreements.
        +10.16           -- Consulting Agreement between Valero Energy Corporation
                            and Edward C. Benninger, effective as of January 1,
                            1999 -- incorporated by reference from Exhibit 10.16 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998.
        +10.17           -- Letter Agreement between Valero Energy Corporation and
                            Edward C. Benninger, dated as of December 15,
                            1998 -- incorporated by reference from Exhibit 10.17 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998.

            +10.18           -- Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between
                                Valero Energy Corporation and William E. Greehey -- incorporated by reference from
                                Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                                30, 1999.
            *11.1            -- Computation of Earnings Per Share.
            *12.1            -- Computation of Ratio of Earnings to Fixed Charges.
            *21.1            -- Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.
            *23.1            -- Consent of Arthur Andersen LLP, dated March 8, 2000.
            *24.1            -- Power of Attorney, dated March 2, 2000 (set forth on the signatures page of this Form
                                10-K).
           **27.1            -- Financial Data Schedule (reporting financial information as of and for the year ended
                                December 31, 1999).

---------------

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

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

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

                                            VALERO ENERGY CORPORATION
                                            (Registrant)

                                            By    /s/ WILLIAM E. GREEHEY
                                             -----------------------------------
                                                    (William E. Greehey)
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

Date: March 2, 2000

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

                      SIGNATURE                                    TITLE                   DATE
                      ---------                                    -----                   ----

               /s/ WILLIAM E. GREEHEY                  Director, Chairman of the       March 2, 2000
-----------------------------------------------------    Board, President and Chief
                (William E. Greehey)                     Executive Officer (Principal
                                                         Executive Officer)

                 /s/ JOHN D. GIBBONS                   Chief Financial Officer         March 2, 2000
-----------------------------------------------------    (Principal Financial and
                  (John D. Gibbons)                      Accounting Officer)

               /s/ EDWARD C. BENNINGER                 Director                        March 2, 2000
-----------------------------------------------------
                (Edward C. Benninger)

                                                       Director
-----------------------------------------------------
                (Ronald K. Calgaard)

                /s/ DONALD M. CARLTON                  Director                        March 2, 2000
-----------------------------------------------------
                 (Donald M. Carlton)

                 /s/ JERRY D. CHOATE                   Director                        March 2, 2000
-----------------------------------------------------
                  (Jerry D. Choate)

                /s/ ROBERT G. DETTMER                  Director                        March 2, 2000
-----------------------------------------------------
                 (Robert G. Dettmer)

                /s/ RUBEN M. ESCOBEDO                  Director                        March 2, 2000
-----------------------------------------------------
                 (Ruben M. Escobedo)

                /s/ JAMES L. JOHNSON                   Director                        March 2, 2000
-----------------------------------------------------
                 (James L. Johnson)

               /s/ LOWELL H. LEBERMANN                 Director                        March 2, 2000
-----------------------------------------------------
                (Lowell H. Lebermann)

              /s/ SUSAN KAUFMAN PURCELL                Director                        March 2, 2000
-----------------------------------------------------
               (Susan Kaufman Purcell)

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger, dated as of January 31,
                            1997, as amended, by and among Valero Energy Corporation,
                            PG&E Corporation, and PG&E Acquisition
                            Corporation -- incorporated by reference from Exhibit 2.1
                            to the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
          2.2            -- Form of Agreement and Plan of Distribution between Valero
                            Energy Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.2 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
          2.3            -- Form of Tax Sharing Agreement among Valero Energy
                            Corporation, Valero Refining and Marketing Company and
                            PG&E Corporation - incorporated by reference from Exhibit
                            2.3 to the Company's Registration Statement on Form S-1
                            (File No. 333-27013, filed May 13, 1997)
          2.4            -- Form of Employee Benefits Agreement between Valero Energy
                            Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.4 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
          2.5            -- Form of Interim Services Agreement between Valero Energy
                            Corporation and Valero Refining and Marketing
                            Company -- incorporated by reference from Exhibit 2.5 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
          2.6            -- Stock Purchase Agreement dated as of April 22, 1997,
                            among Valero Energy Corporation, Valero Refining and
                            Marketing Company, Salomon Inc and Basis Petroleum,
                            Inc. -- incorporated by reference from Exhibit 2.1 to the
                            Company's Current Report on Form 8-K
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Valero Energy Corporation (formerly known as Valero
                            Refining and Marketing Company) -- incorporated by
                            reference from Exhibit 3.1 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
          3.2            -- By-Laws of Valero Energy Corporation (formerly known as
                            Valero Refining and Marketing Company) -- incorporated by
                            reference from Exhibit 3.2 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
         *3.3            -- Amended and Restated By-Laws of Valero Energy Corporation
          4.1            -- Rights Agreement between Valero Refining and Marketing
                            Company and Harris Trust and Savings Bank, as Rights
                            Agent -- incorporated by reference from Exhibit 4.1 to
                            the Company's Registration Statement on Form S-8 (File
                            No. 333-31709, filed July 21, 1997)
          4.2            -- Amended and Restated Credit Agreement dated as of
                            November 28, 1997, among Valero Energy Corporation, the
                            Banks listed therein, Morgan Guaranty Trust Company of
                            New York, as Administrative Agent, and Bank of Montreal,
                            as Syndicating Agent and Issuing Bank -- incorporated by
                            reference from Exhibit 4.2 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31, 1997.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.3            -- Amendment No. 1 to Credit Agreement dated December 23,
                            1998, among Valero Energy Corporation, the Banks listed
                            therein, Morgan Guaranty Trust Company of New York, as
                            Administrative Agent, and Bank of Montreal, as
                            Syndicating Agent and Issuing Bank -- incorporated by
                            reference from Exhibit 4.3 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31, 1998.
        +10.1            -- Valero Energy Corporation Executive Incentive Bonus Plan,
                            as amended, dated as of April 23, 1997 -- incorporated by
                            reference from Exhibit 10.1 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
        +10.2            -- Valero Energy Corporation Executive Stock Incentive Plan,
                            as amended, dated as of April 23, 1997 -- incorporated by
                            reference from Exhibit 10.2 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
        +10.3            -- Valero Energy Corporation Stock Option Plan, as amended, dated as of April 23, 1997 -- incorporated by reference
                            from Exhibit 10.3 to the Company's Registration Statement
                            on Form S-1 (File No. 333-27013, filed May 13, 1997)
        +10.4            -- Valero Energy Corporation Restricted Stock Plan for
                            Non-Employee Directors, as amended, dated as of April 23,
                            1997 -- incorporated by reference from Exhibit 10.4 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
        +10.5            -- Valero Energy Corporation Non-Employee Director Stock
                            Option Plan, as amended, dated as of April 23,
                            1997 -- incorporated by reference from Exhibit 10.5 to
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
        +10.6            -- Executive Severance Agreement between Valero Energy
                            Corporation and William E. Greehey, dated as of December
                            15, 1982, as adopted and ratified by Valero Refining and
                            Marketing Company -- incorporated by reference from
                            Exhibit 10.6 to the Company's Registration Statement on
                            Form S-1 (File No. 333-27013, filed May 13, 1997)
        +10.7            -- Schedule of Executive Severance
                            Agreements -- incorporated by reference from Exhibit 10.7
                            to the Company's Registration Statement on Form S-1 (File
                            No. 333-27013, filed May 13, 1997)
        +10.8            -- Form of Indemnity Agreement between Valero Refining and
                            Marketing Company and William E. Greehey-incorporated by
                            reference from Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
        +10.9            -- Schedule of Indemnity Agreements -- incorporated by
                            reference from Exhibit 10.9 to the Company's Registration
                            Statement on Form S-1 (File No. 333-27013, filed May 13,
                            1997)
        +10.10           -- Form of Incentive Bonus Agreement between Valero Refining and Marketing Company and Gregory C. King -- incorporated
                            by reference from Exhibit 10.10 to the Company's
                            Registration Statement on Form S-1 (File No. 333-27013,
                            filed May 13, 1997)
        +10.11           -- Schedule of Incentive Bonus Agreements -- incorporated by reference from Exhibit 10.11 to the Company's
                            Registration Statement on Form S-1 (File No. 333-27013,
                            filed May 13, 1997)
        +10.12           -- Employment Agreement between Valero Refining and
                            Marketing Company and William E. Greehey, dated as of
                            June 18, 1997 -- incorporated by reference from Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1997.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        +10.13           -- Employment Agreement between Valero Refining and
                            Marketing Company and Edward C. Benninger, dated as of
                            June 18, 1997 -- incorporated by reference from Exhibit
                            10.13 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1997.
        +10.14           -- Form of Management Stability Agreement between Valero
                            Energy Corporation and Gregory C. King -- incorporated by
                            reference from Exhibit 10.14 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997.
       *+10.15           -- Schedule of Management Stability Agreements
        +10.16           -- Consulting Agreement between Valero Energy Corporation
                            and Edward C. Benninger, effective as of January 1,
                            1999 -- incorporated by reference from Exhibit 10.16 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998.
        +10.17           -- Letter Agreement between Valero Energy Corporation and
                            Edward C. Benninger, dated as of December 15,
                            1998 -- incorporated by reference from Exhibit 10.17 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1998.
        +10.18           -- Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between Valero Energy Corporation and
                            William E. Greehey -- incorporated by reference from
                            Exhibit 10.18 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1999.
        *11.1            -- Computation of Earnings Per Share
        *12.1            -- Computation of Ratio of Earnings to Fixed Charges
        *21.1            -- Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization
        *23.1            -- Consent of Arthur Andersen LLP, dated March 8, 2000.
        *24.1            -- Power of Attorney, dated March 2, 2000 (set forth on the signatures page of this Form 10-K)
       **27.1            -- Financial Data Schedule (reporting financial information as of and for the year ended December 31, 1999)

---------------

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