Form 10-Q
period 2000-03-31
VALERO ENERGY CORP/TX
filed 2000-05-15
CIK 1035002

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

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

                                ----------------

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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 1, 2000.

                                                         Number of
                                                          Shares
                  Title of Class                        Outstanding
                  --------------                        -----------
           Common Stock, $.01 Par Value                  55,987,730

================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - March 31, 2000 and December 31, 1999....................................   3

      Consolidated Statements of Income - For the Three Months Ended
          March 31, 2000 and 1999...........................................................................   4

      Consolidated Statements of Cash Flows - For the Three Months Ended
          March 31, 2000 and 1999...........................................................................   5

      Notes to Consolidated Financial Statements............................................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................................................  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  24

PART II.  OTHER INFORMATION.................................................................................  27

  Item 1.  Legal Proceedings................................................................................  27

  Item 6.  Exhibits and Reports on Form 8-K.................................................................  27

SIGNATURE...................................................................................................  28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                           March 31,
                                                                             2000            December 31,
                                                                          (Unaudited)           1999
                                                                          -----------        ------------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ..............................      $     8,509        $    60,087
  Receivables, less allowance for doubtful accounts of
    $3,221 (2000) and $3,038 (1999) ................................          403,557            372,542
  Inventories ......................................................          436,197            303,388
  Current deferred income tax assets ...............................           89,477             79,307
  Prepaid expenses and other .......................................           22,591             13,534
                                                                          -----------        -----------
                                                                              960,331            828,858
                                                                          -----------        -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $128,860 (2000)
  and $114,747 (1999), at cost .....................................        2,711,907          2,686,684
    Less: Accumulated depreciation .................................          726,723            702,170
                                                                          -----------        -----------
                                                                            1,985,184          1,984,514
                                                                          -----------        -----------
DEFERRED CHARGES AND OTHER ASSETS ..................................          175,659            165,900
                                                                          -----------        -----------
                                                                          $ 3,121,174        $ 2,979,272
                                                                          ===========        ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ..................................................      $   126,500        $      --
  Accounts payable .................................................          732,561            616,895
  Accrued expenses .................................................           96,213            102,087
                                                                          -----------        -----------
                                                                              955,274            718,982
                                                                          -----------        -----------
LONG-TERM DEBT .....................................................          645,155            785,472
                                                                          -----------        -----------
DEFERRED INCOME TAXES ..............................................          296,628            275,521
                                                                          -----------        -----------
DEFERRED CREDITS AND OTHER LIABILITIES .............................          115,413            114,528
                                                                          -----------        -----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 56,331,166 (2000 and 1999) shares .......................              563                563
  Additional paid-in capital .......................................        1,088,829          1,092,348
  Retained earnings (accumulated deficit) ..........................           27,408             (3,331)
  Treasury stock, 398,632 (2000) and 264,464 (1999) shares,
    at cost ........................................................           (8,096)            (4,811)
                                                                          -----------        -----------
                                                                            1,108,704          1,084,769
                                                                          -----------        -----------
                                                                          $ 3,121,174        $ 2,979,272
                                                                          ===========        ===========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             2000                1999
                                                                          -----------        -----------
OPERATING REVENUES .................................................      $ 2,928,617        $ 1,337,103
                                                                          -----------        -----------
COSTS AND EXPENSES:
  Cost of sales and operating expenses .............................        2,827,341          1,287,347
  Selling and administrative expenses ..............................           19,669             18,188
  Depreciation expense .............................................           24,555             23,048
                                                                          -----------        -----------
    Total ..........................................................        2,871,565          1,328,583
                                                                          -----------        -----------
OPERATING INCOME ...................................................           57,052              8,520

OTHER INCOME (EXPENSE), NET ........................................            2,647                (79)

INTEREST AND DEBT EXPENSE:
  Incurred .........................................................          (14,147)           (14,288)
  Capitalized ......................................................            1,387              1,831
                                                                          -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES ..................................           46,939             (4,016)

INCOME TAX EXPENSE (BENEFIT) .......................................           16,200             (1,300)
                                                                          -----------        -----------
NET INCOME (LOSS) ..................................................      $    30,739        $    (2,716)
                                                                          ===========        ===========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK ..........................      $       .55        $      (.05)

    Weighted average common shares outstanding (in thousands) ......           55,874             56,057

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
    ASSUMING DILUTION ..............................................      $       .54        $      (.05)

    Weighted average common shares outstanding (in thousands) ......           57,234             56,057

DIVIDENDS PER SHARE OF COMMON STOCK ................................      $       .08        $       .08

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          ------------------------------
                                                                              2000               1999
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................      $    30,739        $    (2,716)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation expense .........................................           24,555             23,048
      Amortization of deferred charges and other, net ..............            8,043             13,827
      Changes in current assets and current liabilities ............          (63,089)           113,981
      Deferred income tax expense (benefit) ........................           11,200             (1,300)
      Changes in deferred items and other, net .....................             (271)             1,579
                                                                          -----------        -----------
        Net cash provided by operating activities ..................           11,177            148,419
                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................          (25,229)           (38,871)
  Deferred turnaround and catalyst costs ...........................          (16,741)           (30,053)
  Other, net .......................................................                4               (150)
                                                                          -----------        -----------
    Net cash used in investing activities ..........................          (41,966)           (69,074)
                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ......................          126,500            (97,000)
  Long-term borrowings .............................................           60,000            448,323
  Long-term debt reduction .........................................         (200,000)          (426,000)
  Common stock dividends ...........................................           (4,469)            (4,486)
  Issuance of common stock .........................................            5,912              2,586
  Purchase of treasury stock .......................................           (8,732)              (624)
                                                                          -----------        -----------
    Net cash used in financing activities ..........................          (20,789)           (77,201)
                                                                          -----------        -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS .................................................          (51,578)             2,144

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ..............................................           60,087             11,199
                                                                          -----------        -----------
CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ....................................................      $     8,509        $    13,343
                                                                          ===========        ===========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         As used in this report, the term "Valero" may, depending upon the context, refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

         The consolidated financial statements included in this report have been prepared by Valero without audit, in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. However, all adjustments have been made to these financial statements which are, in the opinion of Valero's management, necessary for a fair presentation of Valero's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted under the SEC's rules and regulations, although Valero believes that the disclosures are adequate to make the information presented not misleading.

2.  PROPOSED ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

         On March 2, 2000, Valero and Exxon Mobil Corporation executed a sale and purchase agreement under which Valero agreed to acquire ExxonMobil's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consist of approximately 80 service stations (the "Service Station Assets") and branded supplier relationships with approximately 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). The agreement provides for Valero to acquire the Benicia Refinery, the Distribution Assets and the Service Station Assets for a purchase price of $895 million plus an amount for refinery inventories acquired in the transaction based on market-related prices at the time of closing. ExxonMobil agreed to sell these assets as a result of consent decrees issued by the Federal Trade Commission and the State of California providing that certain assets be divested by ExxonMobil to satisfy anticompetitive issues in connection with the recent merger of Exxon Corporation and Mobil Corporation. The consummation of the Benicia Acquisition has been approved by the Federal Trade Commission and the Office of the Attorney General of the State of California. There are expected to be two closings for the Benicia Acquisition. The acquisition of the Benicia Refinery and the Distribution Assets is expected to close on or about May 15, 2000, and the acquisition of the Service Station Assets is expected to close on or about June 15, 2000.

         In connection with the Benicia Acquisition, Valero will assume the environmental liabilities of ExxonMobil with certain exceptions. ExxonMobil will retain liability for (i) pending penalties assessed for violations relating to the Benicia Refinery, (ii) pending lawsuits, (iii) all costs associated with compliance with a variance issued in connection with control of nitrogen oxides,
(iv) claims in connection with offsite transportation and disposal of wastes prior to closing that are asserted within three years of closing or asserted with

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES respect to abandoned disposal sites, (v) the capital costs incurred within five years of closing for specified corrective action of groundwater and soil contamination, (vi) all covered contamination at the Service Station Assets caused by ExxonMobil or its lessees that is reflected in baseline reports prepared prior to closing and (vii) the repair or replacement of any underground storage tanks at the Service Station Assets found to be leaking prior to closing. ExxonMobil has agreed to indemnify Valero for all losses related to these retained liabilities, provided that ExxonMobil will indemnify Valero for losses related to covered contamination at the Service Station Assets for a period of five years from the date of closing. In addition, ExxonMobil will indemnify Valero for breaches of its representations and warranties to the extent that the aggregate amount of Valero's losses resulting from such breaches exceeds $1 million and ExxonMobil receives notice of such losses within one year after the closing date.

         The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a total throughput capacity of 160,000 barrels per day, or "BPD." The Benicia Refinery produces a high percentage of light products, with limited production of other products. It can produce approximately 110,000 BPD of gasoline, 14,000 BPD of jet fuel, 11,000 BPD of diesel and 8,000 BPD of natural gas liquids. Over 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board ("CARB") II specifications for gasoline sold in California. Valero believes that the Benicia Refinery could be modified to produce gasoline meeting the CARB III specifications which become effective January 2003 with a capital investment of approximately $20 million. The refinery has significant liquid storage capacity including storage for crude oil and other feedstocks. Also included with the refinery assets are a deepwater dock located offsite on the Carquinez Straits which is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the consent decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, the sale and purchase agreement provides for a ten-year term contract for ExxonMobil to supply and for Valero to purchase 100,000 BPD of Alaska North Slope ("ANS") crude oil at market-related prices, to be reduced to 65,000 BPD on January 1, 2001. Prior to January 1, 2001, Valero will have an option to reduce the volume of ANS crude to 65,000 BPD with 90 days prior notice. After January 1, 2001, Valero will have an option to reduce the required volumes by an additional 20,000 BPD once per year.

         The Service Station Assets include 10 company-owned and operated service stations and 70 company- owned lessee-dealer service stations, 75 of which are in the San Francisco Bay area. Under the consent decrees, the Federal Trade Commission and the State of California ordered that ExxonMobil withdraw the "Exxon" brand name from the San Francisco Bay area. As a result, ExxonMobil has notified the dealers in this market area that their franchise right to market "Exxon" branded products is being terminated effective June 15, 2000. Valero plans to introduce its own brand of retail petroleum products in the San Francisco Bay area and

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES has offered to the dealers at these locations a franchise right to market products under the new Valero brand. Due to the timing requirements of ExxonMobil's franchise termination notice to the Bay-area dealers as described above, ExxonMobil cannot close the acquisition of the Service Station Assets until (i) all of the dealers agree to terminate their franchise agreements or
(ii) June 15, 2000, whichever comes first. Subsequent to the anticipated June 15, 2000 closing date, Valero plans to offer those dealers who accept Valero's franchise offering an option to purchase the stations that they are currently leasing. As part of the purchase option, the dealers must enter into a fuels purchase agreement with Valero for a term of 15 years. The dealers will have 90 days to exercise or reject their purchase option.

         The Distribution Assets include up to 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. The distributor locations will retain the right to use the Exxon brand, continue to accept the Exxon proprietary credit card and receive Exxon brand support, while Valero will receive the exclusive rights to offer the Exxon brand throughout the state (except for the San Francisco Bay area) for a ten-year period. In connection with the Benicia Acquisition, ExxonMobil will assign to Valero all of the existing Exxon California distributor contracts under which the distributors will purchase Exxon-branded products from Valero after the acquisition.

         Valero established with a group of banks a $600 million bridge loan facility to provide interim financing in connection with the Benicia Acquisition. The bridge facility has a term of one year, and Valero has an option to extend the term for an additional two years. The bridge facility has covenants similar to those contained in Valero's $835 million revolving bank credit and letter of credit facility. Any amounts borrowed under the bridge facility bear interest at LIBOR plus an applicable margin. Additionally, Valero has amended its existing bank credit and letter of credit facility to provide for, among other things, higher debt-to- capitalization limits necessary to complete the Benicia Acquisition. These amendments, which become effective upon closing of the acquisition of the Benicia Refinery and the Distribution Assets, increase the total debt-to-capitalization limit from 50% to 65%. This ratio will decrease to 60% at the earlier of March 31, 2001 or upon the issuance of $300 million of certain equity securities, and will further decrease to 55% on September 30, 2001.

         The acquisition of the Benicia Refinery and the Distribution Assets will be initially funded through interim financing consisting of (i) the $600 million bank bridge facility described above, (ii) borrowings under Valero's existing bank credit facilities and (iii) an interim lease arrangement to accommodate the acquisition of the Benicia Refinery's dock facility. It is expected that this interim financing will be repaid and the acquisition of the Service Station Assets will be funded through a mix of debt, equity and structured lease financing.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Although Valero anticipates that the acquisition will be completed as described above, there can be no assurance that the transaction will close on the above-noted dates, that it will be funded as described, or that all of the conditions required to close the transaction will be met. If completed, this acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired refining and retail assets will be included in the consolidated financial statements of Valero beginning on the respective effective dates of the transaction.

         On March 31, 2000, Valero filed a $1.3 billion universal shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective, to register various securities including common stock, preferred stock, warrants, debt securities and trust preferred securities.

3.  INVENTORIES

         Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks purchased for processing and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale determined under the weighted average cost method. At March 31, 2000, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $194 million. Materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                                 March 31,        December 31,
                                                   2000               1999
                                               ------------       ------------
Refinery feedstocks ....................       $    115,790       $     61,649
Refined products and blendstocks .......            264,417            183,519
Materials and supplies .................             55,990             58,220
                                               ------------       ------------
                                               $    436,197       $    303,388
                                               ============       ============

4.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "Cash and temporary cash investments," "Current deferred income tax assets" and "Short-term debt."

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                Three Months Ended
                                                     March 31,
                                          --------------------------------
                                              2000                1999
                                          ------------        ------------
Receivables, net ..................       $    (31,015)       $    (13,463)
Inventories .......................           (132,809)             16,060
Prepaid expenses and other ........             (9,057)             (1,543)
Accounts payable ..................            115,666             121,961
Accrued expenses ..................             (5,874)             (9,034)
                                          ------------        ------------
   Total ..........................       $    (63,089)       $    113,981
                                          ============        ============

         Cash flows related to interest and income taxes were as follows (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                         --------------------------------
                                                             2000                1999
                                                         ------------        ------------
Interest paid (net of amount capitalized) ........       $     13,621       $      6,989
Income tax refunds received ......................               --                7,212
Income taxes paid ................................              3,051                  5

5.  EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows (dollars and shares in thousands, except per-share amounts):

                                                             Three Months Ended March 31,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            -----------------------------     -----------------------------
                                                                    Per-                               Per-
                                             Net                   Share        Net                   Share
                                            Income      Shares      Amt.       (Loss)      Shares      Amt.
                                            -------    --------    ------     --------     ------     -----
Net income (loss).........................  $30,739                           $(2,716)
                                            =======                           =======

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders.....................  $30,739     55,874     $.55       $(2,716)     56,057     $(.05)
                                                                   ====                               =====

EFFECT OF DILUTIVE SECURITIES:
Stock options.............................     --          838                   --          --
Performance awards........................     --          522                   --          --
                                            -------     ------                -------      ------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions................  $30,739     57,234     $.54       $(2,716)     56,057     $(.05)
                                            =======     ======     ====       =======      ======     =====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Because Valero reported a net loss for the three months ended March 31, 1999, various stock options and performance awards which were granted to employees in connection with Valero's stock compensation plans and were outstanding during such period were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At March 31, 1999, options to purchase approximately 6.4 million common shares and performance awards totaling approximately 317,000 common shares were outstanding.

6.  NEW ACCOUNTING PRONOUNCEMENTS

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues including, among other things, (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation will become effective for Valero's financial statements beginning July 1, 2000, including the effects of applying this interpretation to certain specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of this interpretation is not expected to have a material effect on Valero's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As issued, this statement was to become effective for Valero's financial statements beginning January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed for one year the effective date of SFAS No. 133. As a result, SFAS No. 133 will become effective for Valero's financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. At this effective date, SFAS No. 133 must be applied to (i) all freestanding derivative instruments and (ii) all embedded derivative instruments required by the statement to be separated from their host contracts (or, at Valero's election, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified on or after either January 1, 1998 or January 1,
1999). Valero is currently evaluating the impact on its financial statements of adopting this statement. Adoption of this statement could result in increased volatility in Valero's earnings and other comprehensive income.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

7.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of Valero Energy Corporation, referred to as Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero and certain of its natural gas related subsidiaries, and Valero, have been sued by Teco Pipeline Company regarding the operation of the 340-mile West Texas Pipeline in which a subsidiary of Old Valero holds a 50% undivided interest. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture with the purchaser of the 50% interest through an ownership agreement and an operating agreement. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. Despite the written ownership and operating agreements, the plaintiff contends that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper control over this alleged partnership's affairs. The plaintiff also contends that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero has been formally added to this proceeding. The arbitration panel has scheduled the arbitration hearing for October 2000. Although PG&E acquired Teco and now owns both Teco and Old Valero, PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million.

         In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court.

         Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations or financial condition.

8.  SUBSEQUENT EVENTS

         On May 4, 2000, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable June 14, 2000, to holders of record at the close of business on May 30, 2000.

         Valero disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999, that it had received two New Jersey Department of Environmental Protection ("NJDEP") Administrative Orders and Notices of Civil Administrative Penalty Assessment related to particulate emissions from the fluid catalytic cracking unit ("FCC Unit") at Valero's Paulsboro Refinery. These orders and assessments related to emissions from the FCC Unit that occurred after Valero's acquisition of the refinery, but that related to conditions existing prior to the acquisition. On May 5, 2000, Valero entered into a comprehensive administrative consent order with the NJDEP to resolve all pending enforcement actions and related but unasserted claims regarding particulate emissions from the refinery. The order authorizes an expansion of the refinery allowing for production of reformulated gasoline ("RFG"), provides for interim emissions limits, and requires a penalty payment of $600,000 on the particulate emissions issues. Under the order, Valero also agreed to install a wet- gas scrubber on the refinery's FCC Unit by December 31, 2003. Valero believes that the terms of the foregoing settlement will not have a material adverse effect on its operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain estimates, predictions, projections and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These forward- looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

o the Benicia Acquisition and Valero's results of operations following the Benicia Acquisition;

o    future refining margins, including gasoline and heating oil margins;

o the expected cost of feedstocks, including crude oil discounts, and refining products;

o    anticipated levels of crude oil and refined product inventories;

o Valero's anticipated level of capital investments, including deferred turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of these capital investments on Valero's results of operations;

o    refinery utilization rates;

o anticipated trends in the supply and demand for crude oil feedstocks and refined products in the United States and elsewhere;

o    expectations regarding environmental and other regulatory initiatives; and

o the effect of general economic and other conditions on refining industry fundamentals.

         Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

o the domestic and foreign supplies of refined products such as gasoline, diesel, heating oil and petrochemicals;

o    the domestic and foreign supplies of crude oil and other feedstocks;

o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

o    the level of consumer demand, including seasonal fluctuations;

o    refinery overcapacity or undercapacity;

o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;

o environmental and other regulations at both the state and federal levels and in foreign countries;

o    political conditions in oil producing regions, including the Middle East;

o    the level of foreign imports;

o accidents or other unscheduled shutdowns affecting Valero's plants, machinery, pipelines or equipment, or those of Valero's suppliers or customers;

o changes in the cost or availability of transportation for feedstocks and refined products;

o    the price, availability and acceptance of alternative fuels;

o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects;

o irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;

o rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves;

o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;

o changes in the credit ratings assigned to Valero's debt securities and trade credit; and

o    overall economic conditions.

         Any one of these factors, or a combination of these factors, could materially affect Valero's future results of operations and whether any forward-looking statements ultimately prove to be accurate. Forward- looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statement. Valero does not intend to update these statements unless it is required by the securities laws to do so.

         All subsequent written and oral forward-looking statements attributable to Valero or persons acting on its behalf are expressly qualified in their entirety by the foregoing. Valero undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended March 31,
                                                       --------------------------------------------------------
                                                                                               Change
                                                                                      -------------------------
                                                           2000            1999           Amount         %
                                                       ------------    ------------   ------------   ----------
Operating revenues...................................   $ 2,928,617    $  1,337,103   $  1,591,514       119%
Cost of sales........................................    (2,683,680)     (1,154,960)    (1,528,720)     (132)
Operating costs:
    Cash (fixed and variable)........................      (132,371)       (119,442)       (12,929)      (11)
    Depreciation and amortization....................       (34,477)        (35,127)           650         2
Selling and administrative expenses (including
    related depreciation expense)....................       (21,037)        (19,054)        (1,983)      (10)
                                                        -----------    ------------   ------------
        Total operating income.......................   $    57,052    $      8,520   $     48,532       570
                                                        ===========    ============   ============

Other income (expense), net..........................   $     2,647    $        (79)  $      2,726       --  (1)
Interest and debt expense, net.......................   $   (12,760)   $    (12,457)  $       (303)       (2)
Income tax (expense) benefit.........................   $   (16,200)   $      1,300   $    (17,500)       -- (1)
Net income (loss)....................................   $    30,739    $     (2,716)  $     33,455        -- (1)
Earnings (loss) per share of common stock -
    assuming dilution................................   $       .54    $       (.05)  $        .59        -- (1)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA")......................   $    95,950    $     45,111   $     50,839       113
Ratio of EBITDA to interest incurred.................           6.8x            3.2x           3.6x      113

----------
(1)  Percentage variance is not meaningful.

                              OPERATING HIGHLIGHTS

                                                                                 Three Months Ended March 31,
                                                                   -------------------------------------------------------
                                                                                                            Change
                                                                                                   -----------------------
                                                                     2000            1999           Amount            %
                                                                   --------        --------        --------        -------
Sales volumes (Mbbls per day) ..............................          1,002           1,050             (48)          (5)%
Throughput volumes (Mbbls per day) .........................            744             698              46            7
Average throughput margin per barrel .......................       $   3.62        $   2.90        $    .72           25
Operating costs per barrel:
    Cash (fixed and variable) ..............................       $   1.95        $   1.90        $    .05            3
    Depreciation and amortization ..........................            .51             .56            (.05)          (9)
                                                                   --------        --------        --------
        Total operating costs per barrel ...................       $   2.46        $   2.46        $   --             --
                                                                   ========        ========        ========
Charges:
    Crude oils:
        Sour ...............................................             52%             51%              1%           2
        Heavy sweet ........................................              9              11              (2)         (18)
        Light sweet ........................................              9              10              (1)         (10)
                                                                   --------        --------        --------
            Total crude oils ...............................             70              72              (2)          (3)
    High-sulfur residual fuel oil, or "resid" ..............              4               3               1           33
    Low-sulfur resid .......................................              4               4            --             --
    Other feedstocks and blendstocks .......................             22              21               1            5
                                                                   --------        --------        --------
        Total charges ......................................            100%            100%           -- %           --
                                                                   ========        ========        ========
Yields:
    Gasolines and blendstocks ..............................             50%             51%             (1)%         (2)
    Distillates ............................................             30              31              (1)          (3)
    Petrochemicals .........................................              5               4               1           25
    Lubes and asphalts .....................................              3               2               1           50
    Other products .........................................             12              12            --             --
                                                                   --------        --------        --------
        Total yields .......................................            100%            100%           -- %           --
                                                                   ========        ========        ========

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)

                                                                                 Three Months Ended March 31,
                                                                   -------------------------------------------------------
                                                                                                            Change
                                                                                                   -----------------------
                                                                     2000            1999           Amount            %
                                                                   --------        --------        --------        -------
Feedstocks:
    West Texas Intermediate, or "WTI," crude oil...........        $  28.90        $  13.05        $  15.85           121%
    WTI less sour crude oil (1) (3)........................        $   2.38        $   2.45        $   (.07)           (3)
    WTI less sweet crude oil (2) (3).......................        $    .45        $    .90        $   (.45)          (50)

Products (U.S. Gulf Coast):
    Conventional 87 gasoline less WTI......................        $   4.27        $   1.67        $   2.60           156
    No. 2 fuel oil less WTI................................        $   1.84        $    .31        $   1.53           494
    Propylene less WTI.....................................        $   2.32        $   (.30)       $   2.62           873

----------

(1) The market reference differential for sour crude oil is based on U.S. Gulf Coast posted prices for 50% Arab medium and 50% Arab light.

(2) The market reference differential for sweet crude oil is based on Platt's posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana.

(3) The market reference differential for the 1999 period has been restated from the amount reported in Valero's March 31, 1999 Form 10-Q to conform to the components used in the 2000 period.

         Valero reported net income for the first quarter of 2000 of $30.7 million, or $.54 per share, compared to a net loss of $2.7 million, or $.05 per share, for the first quarter of 1999. The increase in first quarter results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in refined product margins. Also contributing to higher first quarter results was a 46,000 barrel-per- day increase in throughput volumes. This was due in large part to the effect of a major maintenance turnaround of the heavy oil cracker and related units at Valero's Corpus Christi refinery in the first quarter of 1999, as well as certain unit expansions implemented during that downtime. Partially offsetting the increases in income resulting from these factors were higher cash operating costs, lower income from trading activities, the nonrecurrence in 2000 of a benefit to income in 1999 related to a permanent reduction in LIFO inventories, and an increase in income tax expense.

         Operating revenues increased $1.6 billion, or 119%, to $2.9 billion during the first quarter of 2000 compared to the same period in 1999 due to a $17.97, or 127%, increase in the average sales price per barrel, partially offset by a 5% decrease in average daily sales volumes. The increase in sales prices was due to significantly higher refined product prices resulting from reduced refined product inventories which reached historically low levels in the first quarter of 2000. This decline in inventory levels was attributable primarily to lower crude oil supplies resulting from OPEC's decision in March 1999 to significantly reduce production, and to lower refinery utilization rates. During most of the first quarter of 1999, sales prices were extremely depressed due to excess refined product inventories prior to the OPEC decision to curtail crude oil production.

         Operating income increased $48.5 million to $57.1 million during the first quarter of 2000 compared to the first quarter of 1999 due primarily to an approximate $63 million increase in total throughput margins (discussed below), partially offset by an approximate $13 million increase in cash operating costs and an approximate $2 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to increased catalyst costs associated with processing more lower-cost feedstocks, and higher fuel costs attributable mainly to an increase in natural gas prices. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee-related costs.

         Total throughput margins (operating revenues less cost of sales) increased due to (i) significantly higher gasoline and distillate margins resulting primarily from the improved industry conditions noted above, (ii) the increase in throughput volumes discussed above, and (iii) higher petrochemical margins resulting from improving worldwide demand, most particularly in Asia. Partially offsetting the increases in total throughput margins resulting from these factors were (i) a decrease in feedstock discounts relative to WTI, (ii) lower lube, fuel oil and other margins resulting mainly from higher crude oil prices, (iii) a decrease in gains from trading activities from $12.8 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000, and (iv) the nonrecurrence in 2000 of a $10.5 million benefit in the first quarter of 1999 resulting from the liquidation of LIFO inventories. The 1999 trading profits and LIFO benefit were attributable to a steep increase in prices at the end of the 1999 first quarter.

         Other income (expense), net, increased by $2.7 million during the first quarter of 2000 compared to the same period in 1999 due primarily to improved results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to higher ethylene and other product prices, partially offset by higher natural gas feedstock costs.

         Income taxes increased from an income tax benefit of $1.3 million in the first quarter of 1999 to income tax expense of $16.2 million in the first quarter of 2000 due primarily to a significant increase in pre- tax income.

OUTLOOK

         This "Outlook" section shall supercede the "Outlook" section contained in Valero's Annual Report on Form 10-K for the year ended December 31, 1999 under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During the last half of 1998 and throughout most of 1999, Valero operated in an environment characterized by very weak refining industry fundamentals. These weak industry fundamentals caused a significant increase in refined product inventories and put extreme downward pressure on refined product prices. OPEC's decision in March 1999 to curtail crude oil production resulted in a reduced supply of the heavier crude oils which are Valero's primary feedstocks, thus resulting in higher feedstock costs and lower discounts. These conditions combined to create an exceptionally difficult period for refiners, including Valero.

         Beginning in late 1999, however, the weak refining industry fundamentals that had prevailed during the latter half of 1998 and most of 1999 finally began to show signs of improvement. During the last several months of 1999 and into 2000, refined product inventories fell dramatically. According to reports of the Department of Energy and other industry publications, the recent decline in finished product inventory levels was attributable to the following factors:

o Lower crude oil supplies resulting primarily from OPEC's decision in March 1999 to curtail production.

o Reduced refinery utilization rates in the U.S., to rates below 90% compared to rates that were above 95% in early 1999.

o    Colder weather in the Northeastern U.S. in early 2000.

o    Strong economic growth in the U.S. and abroad.

         Valero anticipates that refining industry margins for 2000 will benefit from improved industry fundamentals. This expectation is based on several assumptions, including the following:

o According to the International Energy Agency (April 2000 report), worldwide crude oil demand for 2000 is projected to grow about 1.6 million barrels per day, up from 1.2 million barrels per day growth in 1999. In March of 2000, OPEC met and agreed to increase crude oil production. Valero expects that increased production resulting from the higher crude oil demand should result in improved feedstock discounts, as the increased production is expected to result in more production of heavy crude oils.

o The Department of Energy projects a growth in gasoline demand for 2000 of over 1% as well as increased demand for low-sulfur diesel and jet fuel.

o The International Energy Agency and the Department of Energy project a stronger demand for light products in Europe and Asia, which in turn is expected to result in reduced available volumes for imports into the U.S.

o More stringent fuel specifications in the U.S. and Europe became effective at the beginning of 2000 and Valero expects that this should result in a reduction in refinery light product yields.

o The Oil and Gas Journal (December 20, 1999 survey) projected a slowdown in increases to industry refining capacity.

o Petrochemical margins have improved significantly in 2000 as a result of the improving worldwide economy and increased demand for petrochemical feedstocks, which are used in both the petrochemical industry and as gasoline blendstocks.

         Thus far in the second quarter of 2000, refining industry margins have improved from the already strong conditions that existed during the first quarter of 2000. Gasoline margins on average have increased from first quarter levels, and are significantly in excess of second quarter 1999 margins, due to low inventory levels and continued strong demand. Heating oil margins on average have also dramatically improved from the negative margins experienced in the second quarter of 1999 due to low inventories and cooler weather in the Northeast. In addition, OPEC's agreement in March 2000 to increase crude oil production has resulted in improved feedstock discounts and contributed, along with improving supply and demand fundamentals, to higher petrochemical, lube oil and other refined product margins.

         During the second quarter of 2000, Valero incurred downtime in connection with a scheduled maintenance turnaround of the fluid catalytic cracking unit at its Paulsboro Refinery (approximately 43 days) and certain unscheduled maintenance of the heavy oil cracker at its Corpus Christi Refinery (approximately 11 days). Although this downtime will somewhat offset the improvement in margins during the second quarter discussed above, Valero believes that capacity expansions and operational improvements implemented during this downtime will benefit future operations. As refining margins merit, Valero expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, conversion capability, operational efficiency and feedstock flexibility. The majority of these capital improvements are expected to be performed during scheduled maintenance turnarounds.

         Valero expects demand, both domestically and worldwide, for clean-burning fuels such as RFG to continue to increase as a result of the worldwide movement to reduce lead and certain other pollutants and contaminants in gasoline. Valero expects this increasing demand for clean-burning fuels to sustain increased demand for oxygenates such as MTBE. However, certain initiatives have been passed in California which would ban the use of MTBE as a gasoline component by 2003. If MTBE were to be restricted or banned throughout the U.S., Valero believes that its MTBE-producing facilities could be modified to produce other gasoline blendstocks or other petrochemicals for a minimal capital investment. Since the volume of alternative products that could be produced would be less than the current production of MTBE and the price of such alternative products is currently lower than the price of MTBE, Valero's results of operations could potentially be adversely affected. Valero anticipates, however, that if MTBE were to be restricted or banned, the resulting industry-wide shortage in octane-enhancing components would cause a significant change in the economics related to Valero's various alternative products, and as a result, such an action would not be expected to have a material adverse effect on Valero.

         Valero expects that various industry consolidations through mergers and acquisitions will continue, making for a more competitive business environment while providing Valero with potential opportunities to expand its operations. With regard to the anticipated consummation of the acquisition of the Benicia Refinery discussed in Note 2 of Notes to Consolidated Financial Statements, Valero currently expects that the outlook for this refinery will be consistent with the industry trends discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities decreased $137.2 million during the first quarter of 2000 compared to the same period in 1999 due primarily to a $177.1 million increase in the amount of cash utilized for working capital purposes, as detailed in Note 4 of Notes to Consolidated Financial Statements, partially offset by the increase in earnings discussed above under "Results of Operations." In the first quarter of 2000, amounts needed by Valero to finance feedstock and refined product inventories increased significantly due to higher inventory levels as well as an increase in commodity prices from December 31, 1999 to March 31, 2000. Although this increase in inventories was somewhat offset by an increase in accounts payable resulting from the higher volume of inventory purchases, Valero incurred a net increase in cash utilized for working capital purposes in the 2000 period of approximately $63 million. Included in the changes in current assets and current liabilities for the 1999 period was an increase in both accounts receivable and accounts payable due primarily to a significant increase in commodity prices during that quarter. However, concerted efforts by Valero to collect accounts receivable and reduce inventory levels resulted in a net decrease in cash utilized for working capital purposes of approximately $114 million in the first quarter of 1999. During the first quarter of 2000, cash provided by operating activities of $11.2 million, existing cash balances of $51.6 million and issuances of common stock related to Valero's benefit plans of $5.9 million were utilized to reduce bank borrowings by $13.5 million, fund capital expenditures and deferred turnaround and catalyst costs of $42 million, repurchase $8.7 million of shares of Company common stock and pay $4.5 million of common stock dividends.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility that matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. In connection with Valero's interim financing plan for the proposed Benicia Acquisition, in April 2000, this credit facility was amended to, among other things, increase the total debt-to-capitalization limit from 50% to 65%. This ratio will decrease to 60% at the earlier of March 31, 2001 or upon the issuance of $300 million of certain equity securities, and will further decrease to 55% on September 30, 2001. These amendments to the credit facility become effective upon closing of the acquisition of the Benicia Refinery and the Distribution Assets. As of March 31, 2000, there were no outstanding borrowings under this committed facility, while letters of credit outstanding were approximately $115 million. Valero also has various uncommitted short-term bank credit facilities under which amounts up to $235 million may be borrowed, along with uncommitted bank letter of credit facilities totaling $285 million. As of March 31, 2000, $126.5 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $119 million were outstanding under the uncommitted letter of credit facilities. As of March 31, 2000, Valero's debt to capitalization ratio was 41%.

         In connection with the funding of the proposed Benicia Acquisition as discussed in Note 2 of Notes to Consolidated Financial Statements, Valero has established a $600 million bridge loan facility. The bridge facility has a term of one year with an option to extend for an additional two years, and has covenants similar to the $835 million bank credit and letter of credit facility. Any amounts borrowed under the bridge facility bear interest at LIBOR plus an applicable margin. Borrowings under this facility, along with borrowings under Valero's existing $835 million revolving bank credit and letter of credit facility and an interim lease arrangement, will provide interim financing for the acquisition of the Benicia Refinery and the Distribution Assets. Valero expects that this interim financing will be repaid and the acquisition of the Service Station Assets will be funded though a mix of debt, equity and structured lease financing.

         During the first quarter of 2000, Valero expended approximately $42 million for capital investments, including capital expenditures of $25 million and deferred turnaround and catalyst costs of $17 million. For total year 2000, Valero currently expects to incur approximately $235 million for capital investments, including approximately $155 million for capital expenditures and approximately $80 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $15 million for computer system projects and approximately $5 million for projects related to environmental control and protection. In addition to the above, subsequent to the proposed Benicia Acquisition, Valero expects to incur approximately $40 million for the year 2000 for capital expenditures and deferred turnaround and catalyst costs related to the Benicia Refinery and the Service Station Assets. Any major upgrades in any of Valero's refineries could require additional expenditures to comply with environmental laws and regulations. However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters.

         During the first quarter of 2000, Valero repurchased shares of its common stock at a cost of approximately $7 million under a common stock repurchase program approved by Valero's Board of Directors in the third quarter of 1998 allowing repurchase of up to $100 million of common stock. The shares repurchased will be used primarily to meet requirements under Valero's employee benefit plans.

         On March 31, 2000, Valero filed a $1.3 billion universal shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective, to register various securities including common stock, preferred stock, warrants, debt securities and trust preferred securities.

         Valero believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. Valero expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings. However, there can be no assurances regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero.

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 6 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB which will become effective for Valero's financial statements beginning in either July 2000 or January 2001. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these pronouncements is not expected to have a material effect on Valero's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in Valero's refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories. Valero also uses derivative commodity instruments to hedge the price risk of anticipated transactions such as anticipated feedstock, product and natural gas purchases, product sales and refining operating margins. In addition, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

         The types of instruments used in Valero's hedging and trading activities described above include futures contracts, options, and price swaps with third parties. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

         In the tables below detailing Valero's open derivative commodity instruments as of March 31, 2000, the total gain or (loss) on price swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. Gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held to hedge refining inventories as of March 31, 2000 (which mature in 2000) (dollars in thousands, except amounts per barrel, or bbl).

                                                                 Mature in 2000
                                                         -------------------------------
                                                                  Fixed Price
                                                         -------------------------------
                                                            Payor             Receiver
                                                         ------------       ------------
Futures:
    Volumes (Mbbls) ..............................              9,384             12,686
    Weighted average price (per bbl) .............       $      27.76       $      29.16
    Contract amount ..............................       $    260,463       $    369,916
    Fair value ...................................       $    254,485       $    364,368

         The following table provides information about Valero's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of March 31, 2000 (which mature in 2000) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                 Mature in 2000
                                                         -------------------------------
                                                                   Fixed Price
                                                         -------------------------------
                                                            Payor             Receiver
                                                         ------------       ------------
    Swaps:
        Notional volumes (Mbbls) ...................            1,275              2,275
        Weighted average pay price (per bbl) .......     $       4.01       $       3.46
        Weighted average receive price (per bbl) ...     $       3.77       $       2.94
        Fair value .................................     $       (301)      $     (1,181)

    Futures:
        Volumes (Mbbls) ............................                5               --
        Weighted average price (per bbl) ...........     $      30.91               --
        Contract amount ............................     $        155               --
        Fair value .................................     $        155               --

         In addition to the above, as of March 31, 2000, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of March 31, 2000, these swaps had a weighted average receive price of $20.69 per barrel and a net unrecognized fair value of approximately $27.4 million.

TRADING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of March 31, 2000 (which mature in 2000 or 2001) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                Mature in 2000                      Mature in 2001
                                                         ----------------------------       ----------------------------
                                                                  Fixed Price                         Fixed Price
                                                         ----------------------------       ----------------------------
                                                            Payor           Receiver          Payor            Receiver
                                                         ----------        ----------       ----------        ----------
Swaps:
    Notional volumes (Mbbls) .....................           28,500            23,700            2,550             2,100
    Weighted average pay price (per bbl) .........       $     2.55        $     2.53       $     2.36        $     2.13
    Weighted average receive price (per bbl) .....       $     2.49        $     2.69       $     2.14        $     2.28
    Fair value ...................................       $   (1,697)       $    3,810       $     (555)       $      309

Futures:
    Volumes (Mbbls) ..............................           24,299            24,374            3,700             3,625
    Weighted average price (per bbl) .............       $    24.07        $    24.21       $    19.48        $    18.92
    Contract amount ..............................       $  584,811        $  590,004       $   72,074        $   68,595
    Fair value ...................................       $  677,474        $  680,288       $   86,696        $   84,875

INTEREST RATE RISK

         Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Valero disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999, that it had received two New Jersey Department of Environmental Protection ("NJDEP") Administrative Orders and Notices of Civil Administrative Penalty Assessment related to particulate emissions from the fluid catalytic cracking unit ("FCC Unit") at Valero's Paulsboro Refinery. These orders and assessments related to emissions from the FCC Unit that occurred after Valero's acquisition of the refinery, but that related to conditions existing prior to the acquisition. On May 5, 2000, Valero entered into a comprehensive administrative consent order with the NJDEP to resolve all pending enforcement actions and related but unasserted claims regarding particulate emissions from the refinery. The order authorizes an expansion of the refinery allowing for production of RFG, provides for interim emissions limits, and requires a penalty payment of $600,000 on the particulate emissions issues. Under the order, Valero also agreed to install a wet-gas scrubber on the refinery's FCC Unit by December 31, 2003. Valero believes that the terms of the foregoing settlement will not have a material adverse effect on its operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         2.7* Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March 2, 2000, between Exxon Mobil Corporation and Valero Refining Company-California.

         27.1** Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 2000).

----------
*    Filed herewith.
**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b) Reports on Form 8-K. A Current Report on Form 8-K, dated March 17, 2000, was filed with the SEC on March 20, 2000 reporting information related to Valero's pending acquisition of Exxon Mobil Corporation's Benicia, California refinery and associated retail assets.

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


Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

 2.7*     Sale and Purchase Agreement For Exxon California Refining and
          Marketing Assets, dated March 2, 2000, between Exxon Mobil
          Corporation and Valero Refining Company-California.

 27.1** Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 2000).

----------
*    Filed herewith.
**   The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.