Form 10-Q
period 2000-06-30
VALERO ENERGY CORP/TX
filed 2000-08-11
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 1-13175

                               -----------------


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

                               -----------------

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

                               -----------------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 2000.

                                                         Number of
                                                           Shares
             Title of Class                              Outstanding
             --------------                              -----------
     Common Stock, $.01 Par Value                        61,512,122

================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.........   3

      Consolidated Statements of Income - for the Three Months Ended and
          Six Months Ended June 30, 2000 and 1999...............................   4

      Consolidated Statements of Cash Flows - for the Six Months Ended
          June 30, 2000 and 1999................................................   5

      Notes to Consolidated Financial Statements................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.................................................  18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........  31

PART II.  OTHER INFORMATION.....................................................  34

  Item 1.  Legal Proceedings....................................................  34

  Item 4.  Submission of Matters to a Vote of Security Holders..................  34

  Item 6.  Exhibits and Reports on Form 8-K.....................................  35

SIGNATURE.......................................................................  38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                 June 30,
                                                                                   2000         December 31,
                                                                                (Unaudited)        1999
                                                                               -------------    -----------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ..................................      $    10,379       $    60,087
  Receivables, less allowance for doubtful accounts of
    $3,216 (2000) and $3,038 (1999) ....................................          651,873           372,542
  Inventories ..........................................................          492,310           303,388
  Current deferred income tax assets ...................................           69,754            79,307
  Prepaid expenses and other ...........................................           41,867            13,534
                                                                              -----------       -----------
                                                                                1,266,183           828,858
                                                                              -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $172,621 (2000)
  and $114,747 (1999), at cost .........................................        3,362,875         2,607,204
    Less:  Accumulated depreciation ....................................          743,363           692,497
                                                                              -----------       -----------
                                                                                2,619,512         1,914,707
                                                                              -----------       -----------

DEFERRED CHARGES AND OTHER ASSETS ......................................          327,298           235,707
                                                                              -----------       -----------
                                                                              $ 4,212,993       $ 2,979,272
                                                                              ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ......................................................      $   185,000       $        --
  Accounts payable .....................................................          731,872           616,895
  Accrued expenses .....................................................          168,372           102,087
                                                                              -----------       -----------
                                                                                1,085,244           718,982
                                                                              -----------       -----------

LONG-TERM DEBT .........................................................        1,173,005           785,472
                                                                              -----------       -----------

DEFERRED INCOME TAXES ..................................................          307,457           275,521
                                                                              -----------       -----------

DEFERRED CREDITS AND OTHER LIABILITIES .................................          126,777           114,528
                                                                              -----------       -----------

VALERO-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY VALERO SENIOR NOTES .............................          172,500                --
                                                                              -----------       -----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2000) and 56,331,166 (1999) shares ..............              623               563
  Additional paid-in capital ...........................................        1,251,471         1,092,348
  Retained earnings (accumulated deficit) ..............................          110,601            (3,331)
  Treasury stock, 537,969 (2000) and 264,464 (1999) shares, at cost ....          (14,685)           (4,811)
                                                                              -----------       -----------
                                                                                1,348,010         1,084,769
                                                                              -----------       -----------
                                                                              $ 4,212,993       $ 2,979,272
                                                                              ===========       ===========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended                Six Months Ended
                                                                               June 30,                      June 30,
                                                                    ---------------------------     ---------------------------
                                                                       2000             1999            2000           1999
                                                                    -----------     -----------     -----------     -----------

OPERATING REVENUES .............................................    $ 3,372,502     $ 1,824,450     $ 6,301,119     $ 3,161,553
                                                                    -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
  Cost of sales and operating expenses .........................      3,163,957       1,808,653       5,991,298       3,096,000
  Selling and administrative expenses ..........................         23,125          14,540          42,794          32,728
  Depreciation expense .........................................         27,028          21,274          50,868          43,607
                                                                    -----------     -----------     -----------     -----------
    Total ......................................................      3,214,110       1,844,467       6,084,960       3,172,335
                                                                    -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS) ........................................        158,392         (20,017)        216,159         (10,782)

OTHER INCOME (EXPENSE), NET ....................................            271             350           2,203            (444)

INTEREST AND DEBT EXPENSE:
  Incurred .....................................................        (24,510)        (16,013)        (38,657)        (30,301)
  Capitalized ..................................................          2,037           1,495           3,424           3,326

DISTRIBUTIONS ON PREFERRED SECURITIES OF
  SUBSIDIARY TRUST .............................................           (110)             --            (110)             --
                                                                    -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ..............................        136,080         (34,185)        183,019         (38,201)

INCOME TAX EXPENSE (BENEFIT) ...................................         48,400         (12,100)         64,600         (13,400)
                                                                    -----------     -----------     -----------     -----------

NET INCOME (LOSS) ..............................................    $    87,680     $   (22,085)    $   118,419     $   (24,801)
                                                                    ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK ......................    $      1.56     $      (.39)    $      2.11     $      (.44)

  Weighted average common shares outstanding (in thousands) ....         56,174          56,162          56,024          56,109

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION ............................................    $      1.51     $      (.39)    $      2.05     $      (.44)

  Weighted average common shares outstanding (in thousands) ....         58,113          56,162          57,676          56,109

DIVIDENDS PER SHARE OF COMMON STOCK ............................    $       .08     $       .08     $       .16     $       .16


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................    $   118,419     $   (24,801)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation expense ...................................................         50,868          43,607
      Amortization of deferred charges and other, net ........................         21,011          27,521
      Changes in current assets and current liabilities ......................       (131,267)        114,472
      Deferred income tax expense (benefit) ..................................         42,700         (13,800)
      Changes in deferred items and other, net ...............................         (8,024)            880
                                                                                  -----------     -----------
        Net cash provided by operating activities ............................         93,707         147,879
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................        (76,012)        (58,270)
  Deferred turnaround and catalyst costs .....................................        (59,776)        (52,763)
  Benicia Acquisition ........................................................       (889,730)             --
  Investment in joint ventures and other, net ................................         (1,890)           (127)
                                                                                  -----------     -----------
    Net cash used in investing activities ....................................     (1,027,408)       (111,160)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ................................        185,000        (129,000)
  Long-term borrowings, including proceeds from senior notes offering ........      1,754,306         592,794
  Long-term debt reduction ...................................................     (1,371,000)       (501,000)
  Proceeds from common stock offering, net ...................................        167,060              --
  Issuance of common stock in connection with employee benefit plans .........          9,563           4,696
  Proceeds from offering of preferred securities of subsidiary trust, net ....        167,193              --
  Common stock dividends .....................................................         (8,956)         (8,978)
  Purchase of treasury stock .................................................        (19,173)           (626)
                                                                                  -----------     -----------
    Net cash provided by (used in) financing activities ......................        883,993         (42,114)
                                                                                  -----------     -----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..........................        (49,708)         (5,395)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ........................................................         60,087          11,199
                                                                                  -----------     -----------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ..............................................................    $    10,379     $     5,804
                                                                                  ===========     ===========


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         As used in this report, the term "Valero" may refer, depending upon the context, to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

         The consolidated financial statements included in this report have been prepared by Valero without audit, in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. However, all adjustments have been made to these financial statements which are, in the opinion of Valero's management, necessary for a fair presentation of Valero's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted under the SEC's rules and regulations, although Valero believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified for comparative purposes. See Note 7.

2.  ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

         During the second quarter of 2000, Valero completed the acquisition of Exxon Mobil Corporation's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consisted of approximately 80 service stations (the "Service Station Assets") and branded supplier relationships with approximately 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). ExxonMobil agreed to sell these assets as a result of consent decrees issued by the Federal Trade Commission and the State of California requiring certain assets to be divested by ExxonMobil to satisfy anticompetitive issues in connection with the 1999 fourth quarter merger of Exxon Corporation and Mobil Corporation. The purchase price for the Benicia Refinery, the Distribution Assets and the Service Station Assets was $895 million, plus approximately $150 million for (i) refinery inventories acquired in the transaction (based on market-related prices at the time of closing) and (ii) certain costs incurred in connection with the acquisition. As described further below, $155 million of the total purchase price was funded through a structured lease arrangement for the Service Station Assets and the Benicia Refinery's dock facility. The acquisition of the Benicia Refinery and the Distribution Assets closed on May 15, 2000, and the structured lease transaction closed on June 15, 2000.

         In connection with the Benicia Acquisition, Valero assumed all liabilities, including environmental liabilities, of ExxonMobil related to the acquired California assets with certain exceptions, including those exceptions enumerated below. ExxonMobil retained liability for (i) pending penalties assessed for violations relating to the Benicia Refinery, (ii) pending lawsuits,
(iii) personal injury or exposure, including asbestos exposure, suffered by ExxonMobil employees, contractors or subcontractors prior to closing, (iv) all costs associated with compliance with a variance issued in connection with control of nitrogen oxides, (v) claims in

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES connection with offsite transportation and disposal of wastes prior to closing asserted within three years of closing or asserted with respect to abandoned disposal sites, (vi) the capital costs incurred within five years of closing for specified corrective action of groundwater and soil contamination, (vii) all covered contamination at the Service Station Assets caused by ExxonMobil or its lessees that is reflected in baseline reports prepared prior to closing, (viii) the repair or replacement of any underground storage tanks at the Service Station Assets found to be leaking prior to closing and (ix) fines and penalties imposed within five years of closing arising out of a request for information from the Environmental Protection Agency relating to certain provisions of the Clean Air Act that are attributable to actions taken prior to closing or untimely or unresponsive responses to the request. ExxonMobil agreed to indemnify Valero for all losses related to these retained liabilities, provided that ExxonMobil will indemnify Valero for losses related to covered contamination at the Service Station Assets for a period of five years from the date of closing. In addition, ExxonMobil will indemnify Valero for breaches of its representations and warranties to the extent that the aggregate amount of Valero's losses resulting from such breaches exceeds $1 million and ExxonMobil receives notice of such losses within one year after the closing date.

         The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a total throughput capacity of 160,000 barrels per day, or "BPD." The Benicia Refinery produces a high percentage of light products, with limited production of other products. It can produce approximately 110,000 BPD of gasoline, 14,000 BPD of jet fuel, 11,000 BPD of diesel and 8,000 BPD of natural gas liquids. Approximately 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board ("CARB") specifications for CARB II gasoline sold in California. The refinery has significant liquid storage capacity, including storage for crude oil and other feedstocks. Also included with the refinery assets are a deepwater dock located offsite on the Carquinez Straits that is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the consent decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, in connection with the closing of the Benicia Acquisition, Valero entered into a ten-year term contract providing for ExxonMobil to supply and for Valero to purchase 100,000 BPD of Alaska North Slope ("ANS") crude oil at market-related prices, to be reduced to 65,000 BPD on January 1, 2001. Prior to January 1, 2001, Valero will have an option to reduce the volume of ANS crude to 65,000 BPD with 90 days' prior notice. After January 1, 2001, Valero will have an option to reduce the required volumes by an additional 20,000 BPD once per year.

         The Service Station Assets include 10 company-operated service stations and approximately 70 lessee-dealer service stations, 75 of which are in the San Francisco Bay area. In connection with the consent decrees issued by the Federal Trade Commission and the State of California, ExxonMobil was required to withdraw the "Exxon" brand name from the San Francisco Bay area. As a result, ExxonMobil notified the dealers in this

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES market area that their franchise right to market "Exxon" branded products was being terminated effective June 15, 2000. Valero is introducing its own brand of retail petroleum products in the San Francisco Bay area and the dealers at these locations have entered into a franchise agreement with Valero to market products under the new Valero brand. Near the end of July 2000, Valero offered these dealers an option to purchase the stations that they are currently leasing. As part of the purchase option, the dealers must enter into a fuels purchase agreement with Valero for a term of 15 years. The dealers have 90 days to exercise or reject their purchase option.

         The Distribution Assets include approximately 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. The distributor locations have retained the right to use the Exxon brand and will continue to receive Exxon brand support, while Valero has received the exclusive rights to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. In connection with the Benicia Acquisition, ExxonMobil assigned to Valero all of the existing Exxon California distributor contracts under which the distributors will purchase Exxon-branded products from Valero after the acquisition.

         The Benicia Acquisition was initially funded through interim financing consisting of (i) borrowings of $600 million under a bank bridge loan facility,
(ii) borrowings of approximately $290 million under Valero's existing bank credit facilities, and (iii) an approximate $30 million interim lease arrangement for the Benicia Refinery's dock facility. Subsequently, Valero entered into a $155 million structured lease arrangement for the Service Station Assets and to replace the interim lease arrangement for the dock facility. The $600 million of borrowings under the bridge loan facility and approximately $129 million of the borrowings under Valero's existing bank credit facilities were subsequently repaid with the proceeds of (i) a common stock offering, (ii) an offering of premium equity participating security units ("PEPS Units"), and
(iii) a senior notes offering, all of which were completed in late June 2000. See Note 3 for details regarding these three offerings.

           The Benicia Acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values pending the completion of independent appraisals and other evaluations. In accordance with the purchase method, the accompanying Consolidated Balance Sheet as of June 30, 2000 includes the assets acquired and liabilities assumed based on this preliminary purchase price allocation, and the accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 2000 includes the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Station Assets beginning June 16, 2000.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The preliminary purchase price allocation, including transaction costs incurred in the acquisition, was as follows (in thousands):

Inventories (includes certain base inventories and supplies inventories
    included in the $895 million base purchase price) .....................    $ 171,471
Prepaid expenses and other ................................................       15,000
Property, plant and equipment .............................................      679,683
Deferred charges and other assets .........................................       37,044
Accrued expenses ..........................................................       (2,500)
Deferred credits and other liabilities ....................................      (10,968)
                                                                               ---------
                                                                               $ 889,730
                                                                               =========

         The following unaudited pro forma financial information of Valero for the six months ended June 30, 2000 and 1999 assumes that the Benicia Acquisition and the securities offerings discussed in Note 3 below occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per-share amounts.)


                                                                 Six Months Ended
                                                                    June 30,
                                                             --------------------------
                                                                2000            1999
                                                             -----------    -----------
Operating revenues ......................................    $ 7,023,403    $ 3,661,422
Operating income ........................................        266,164         48,857
Net income (loss) .......................................        136,471         (7,052)
Earnings (loss) per common share ........................           2.20           (.11)
Earnings (loss) per common share - assuming dilution ....           2.15           (.11)

3.  SECURITIES OFFERINGS

         As described in Note 2, in late June 2000, Valero completed three securities offerings, the proceeds from which were used to repay interim bank borrowings incurred in connection with the Benicia Acquisition. These securities were issued under Valero's $1.3 billion universal shelf registration statement on Form S-3 which was filed with the SEC on March 31, 2000. These securities offerings are further described below.

  Common Stock

         On June 28, 2000, Valero issued to the public 5,980,000 shares of its common stock at $29.125 per share. The net proceeds received by Valero from this offering were approximately $167 million.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

   Premium Equity Participating Security Units

         On June 28, 2000, Valero issued to the public 6,900,000 7 3/4% PEPS Units at $25.00 per unit. The net proceeds received by Valero from this offering were approximately $167 million. Each PEPS Unit consists of (i) a purchase contract for shares of Valero common stock and (ii) a trust preferred security.

         Each purchase contract obligates the holder to purchase from Valero on August 18, 2003, for a price of $25, the following number of shares of Valero common stock based on the average closing price of Valero's common stock over the 20-day trading period ending on the third trading day prior to August 18, 2003: (i) .71531 shares if the average closing price equals or exceeds $34.95;
(ii) a number of shares having a value equal to $25 if the average closing price is less than $34.95 but greater than $29.125; and (iii) .85837 shares if the average closing price is less than or equal to $29.125. The holder has the option to settle a purchase contract early for a price of $25 in exchange for
 .71531 shares of Valero common stock.

         Each trust preferred security represents an undivided interest in the assets of VEC Trust I (a wholly owned subsidiary trust of Valero), has a stated liquidation amount of $25 and matures on August 18, 2005. The trust preferred security is pledged as collateral to secure the PEPS Unit holder's obligation to purchase Valero common stock under the related purchase contract. VEC Trust I will pay a cash distribution on each trust preferred security of $1.9375 per year (equal to 7.75% of the $25 stated liquidation amount) prior to August 18, 2003, and from August 18, 2003 until August 18, 2005, at a reset rate that may be less than, equal to or greater than this amount. The cash distribution payments will be made quarterly on February 18, May 18, August 18 and November 18 of each year, beginning August 18, 2000.

         The assets of VEC Trust I consist solely of Valero senior deferrable notes maturing on August 18, 2005. VEC Trust I's sole source of funds for distributions on the trust preferred securities is the interest payments it receives from Valero on the senior deferrable notes. Valero has the right to defer interest on the senior deferrable notes until August 18, 2003, in which case distributions on the trust preferred securities would also be deferred. Any deferred distributions will accumulate and compound quarterly at the rate of 7.75% per year. Valero guarantees the payment of distributions on the trust preferred securities to the extent interest is paid on the senior deferrable notes.

         The financial statements of VEC Trust I are included in the accompanying consolidated financial statements of Valero, with the trust preferred securities shown on the accompanying Consolidated Balance Sheet as of June 30, 2000 as "Valero-obligated mandatorily redeemable preferred capital trust securities of subsidiary trust holding solely Valero senior notes." Distributions on the trust preferred securities, whether paid or accumulated, are reflected as a charge to income and are shown on the accompanying Consolidated

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Statements of Income for the three months ended and six months ended June 30, 2000 as "distributions on preferred securities of subsidiary trust."

           Prior to the issuance of shares of Valero common stock upon settlement of the purchase contracts, the PEPS Units are reflected in Valero's earnings per share calculations using the treasury stock method. Consequently, the PEPS Units will only have a dilutive effect on earnings per share during reporting periods when the average market price per share of Valero common stock during the reporting period is above the average 20-day closing price assumed for purchase contract settlement. See Note 6.

  Senior Notes

         On June 29, 2000, Valero issued to the public $200 million aggregate principal amount of 8 3/8% senior notes which are due on June 15, 2005, and $200 million aggregate principal amount of 8 3/4% senior notes which are due on June 15, 2030. The net proceeds received by Valero from this offering were approximately $395 million, including an aggregate discount of approximately $1.8 million related to the two issuances. Interest payments on the notes will be made semi-annually on June 15 and December 15 of each year, beginning December 15, 2000. These notes do not have any sinking fund requirements and are redeemable at any time, in whole or in part, at Valero's option.

4.  INVENTORIES

         Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At June 30, 2000, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $309 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                         June 30,   December 31,
                                           2000        1999
                                         --------    --------
Refinery feedstocks .................    $114,683    $ 61,649
Refined products and blendstocks ....     310,692     183,519
Materials and supplies ..............      66,935      58,220
                                         --------    --------
                                         $492,310    $303,388
                                         ========    ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

5.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "cash and temporary cash investments," "current deferred income tax assets" and "short-term debt." Also excluded from the amounts for the six months ended June 30, 2000 are the current assets and current liabilities acquired in connection with the Benicia Acquisition which are reflected separately in the Statement of Cash Flows.

                                       Six Months Ended
                                          June 30,
                                   -----------------------
                                      2000          1999
                                   ---------     ---------
Receivables, net ..............    $(279,331)    $ (18,966)
Inventories ...................      (17,451)      (14,080)
Prepaid expenses and other ....      (13,333)        3,440
Accounts payable ..............      115,063       138,500
Accrued expenses ..............       63,785         5,578
                                   ---------     ---------
    Total .....................    $(131,267)    $ 114,472
                                   =========     =========

         Cash flows related to interest and income taxes were as follows (in thousands):

                                                   Six Months Ended
                                                        June 30,
                                                  ------------------
                                                    2000       1999
                                                  -------    -------
Interest paid (net of amount capitalized) ....    $32,993    $20,536
Income tax refunds received ..................        333      7,505
Income taxes paid ............................     13,495        531

6.  EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, is as follows (dollars and shares in thousands, except per-share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                        Three Months Ended June 30,
                                       ----------------------------------------------------------------
                                                    2000                             1999
                                       ------------------------------    ------------------------------
                                                                Per-                              Per-
                                          Net                   Share       Net                   Share
                                        Income      Shares      Amt.      (Loss)       Shares      Amt.
                                       --------    --------     -----    --------     --------    -----
Net income (loss) .................    $ 87,680                          $(22,085)
                                       ========                          ========
BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders .............    $ 87,680      56,174     $1.56    $(22,085)      56,162    $(.39)
                                                                =====                             =====

EFFECT OF DILUTIVE SECURITIES:

Stock options .....................          --       1,400                    --           --
Performance awards ................          --         539                    --           --
                                       --------    --------              --------     --------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions ........    $ 87,680      58,113     $1.51    $(22,085)      56,162    $(.39)
                                       ========    ========     =====    ========     ========    =====


                                                         Six Months Ended June 30,
                                       ----------------------------------------------------------------
                                                    2000                             1999
                                       ------------------------------    ------------------------------
                                                                Per-                              Per-
                                          Net                   Share       Net                   Share
                                        Income      Shares      Amt.      (Loss)       Shares      Amt.
                                       --------    --------     -----    --------     --------    -----

Net income (loss) .................    $118,419                          $(24,801)
                                       ========                          ========

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders .............    $118,419      56,024     $2.11    $(24,801)      56,109    $(.44)
                                                                =====                             =====

EFFECT OF DILUTIVE SECURITIES:

Stock options .....................          --       1,121                    --           --
Performance awards ................          --         531                    --           --
                                       --------    --------              --------     --------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions ........    $118,419      57,676     $2.05    $(24,801)      56,109    $(.44)
                                       ========    ========     =====    ========     ========    =====

         Because Valero reported a net loss for the three months and six months ended June 30, 1999, various stock options and performance awards which were granted to employees in connection with Valero's stock

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES compensation plans and were outstanding during such periods were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At June 30, 1999, options to purchase approximately 6.4 million common shares and performance awards totaling approximately 317,000 common shares were outstanding.

7.  NEW ACCOUNTING PRONOUNCEMENTS

         In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus in connection with its Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus concluded that a proportionate gross financial statement presentation is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method unless the investee is in either the construction industry or an extractive industry (such as oil and gas exploration and production but not related activities such as refining, marketing or transporting extracted mineral resources) where there is a longstanding practice of its use. In connection with adopting this consensus, Valero has changed the current period financial statement presentation of its interest in the Clear Lake, Texas methanol plant (owned by a joint venture between a Valero subsidiary and Hoechst Celanese Chemical Group) from a proportionate gross presentation to a single-amount equity method presentation. In addition, Valero has also restated the comparative financial statements included in this Form 10-Q to conform with the consensus. This single-amount presentation related to Valero's investment in the Clear Lake methanol plant is included in the accompanying Consolidated Balance Sheets under "Deferred charges and other assets" and is included in the accompanying Consolidated Income Statements under "Other income (expense), net."

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues including, among other things, (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation will become effective for Valero's financial statements beginning July 1, 2000, including the effects of applying this interpretation to certain specific events that occurred prior to July 1, 2000. The adoption of this interpretation is not expected to have a material effect on Valero's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As issued, this statement was to become effective for Valero's financial statements beginning January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed for one year the effective date of SFAS No.
133. As a result, SFAS No. 133 will become effective for Valero's financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. On this effective date, SFAS No. 133 must be applied to (i) all freestanding derivative instruments and
(ii) all embedded derivative instruments required by the statement to be separated from their host contracts (or, at Valero's election, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified on or after either January 1, 1998 or January 1, 1999). Valero is currently evaluating the impact on its financial statements of adopting this statement. Adoption of this statement could result in increased volatility in Valero's earnings and other comprehensive income.

8.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero have been sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. Despite the written ownership and operating agreements, the plaintiff contends that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper control over this alleged partnership's affairs. The plaintiff also contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero has been formally added to this proceeding. The arbitration panel has scheduled the arbitration hearing for February 2001. Although PG&E previously acquired Teco and now owns both Teco and Old Valero, PG&E's agreement for the acquisition of Teco purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million.

         In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case is scheduled for trial on August 21, 2000.

         Valero has received notice of, but has not been served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties are presently seeking to resolve the matter through alternative dispute resolution.

         On May 24, 2000, Valero was served with a complaint seeking to certify a class action which alleges that numerous gasoline suppliers, including Valero, contaminated groundwater in the State of New York with methyl tertiary butyl ether (MTBE). Valero has filed a motion to dismiss the complaint based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. In addition, motions to consolidate for pretrial proceedings are pending before the Judicial Panel on Multidistrict Litigation. These motions seek consolidation of this complaint with two other similar class action complaints.

         Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial position or liquidity.

9.  SUBSEQUENT EVENTS

         On July 20, 2000, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable September 13, 2000, to holders of record at the close of business on August 16, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain estimates, predictions, projections and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

o    future refining margins, including gasoline and heating oil margins;

o expectations regarding feedstock costs, including crude oil discounts, and operating costs;

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

o changes in the credit ratings assigned to Valero's debt securities and trade credit; and

o    overall economic conditions.

         Any one of these factors, or a combination of these factors, could materially affect Valero's future results of operations and whether any forward-looking statements ultimately prove to be accurate. Valero's forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statement. Valero does not intend to update these statements unless it is required by the securities laws to do so.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three Months Ended June 30,
                                                               ---------------------------------------------------------
                                                                                                        Change
                                                                                                  ----------------------
                                                                  2000                1999           Amount         %
                                                               -----------        -----------     -----------    -------
Operating revenues ........................................    $ 3,372,502        $ 1,824,450     $ 1,548,052      85%
Cost of sales .............................................     (2,996,111)        (1,682,385)     (1,313,726)    (78)
Operating costs:
    Cash (fixed and variable) .............................       (156,593)          (113,601)        (42,992)    (38)
    Depreciation and amortization .........................        (36,785)           (33,022)         (3,763)    (11)
Selling and administrative expenses (including related
    depreciation expense) .................................        (24,621)           (15,459)         (9,162)    (59)
                                                               -----------        -----------     -----------
        Total operating income ............................    $   158,392        $   (20,017)    $   178,409      --(a)
                                                               ===========        ===========     ===========

Interest and debt expense, net ............................    $   (22,473)       $   (14,518)    $    (7,955)    (55)
Income tax (expense) benefit ..............................    $   (48,400)       $    12,100     $   (60,500)     --(a)
Net income (loss) .........................................    $    87,680        $   (22,085)    $   109,765      --(a)
Earnings (loss) per share of common stock - assuming
    dilution ..............................................    $      1.51        $      (.39)    $      1.90      --(a)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ...........................    $   197,705(b)     $    14,414     $   183,291      --(a)
Ratio of EBITDA to interest incurred ......................           8.0x(b)             .9x            7.1x      --(a)

----------
(a)  Percentage variance is greater than 100%.

(b) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                           Three Months Ended June 30,
                                                      ------------------------------------
                                                                               Change
                                                                          ----------------
                                                       2000      1999     Amount        %
                                                      -----     -----     ------      ----
Sales volumes (Mbbls per day) ....................    1,086     1,037        49         5%
Throughput volumes (Mbbls per day) ...............      820       716       104        15
Average throughput margin per barrel .............    $5.04     $2.18     $2.86        --(d)
Operating costs per barrel:
    Cash (fixed and variable) ....................    $2.10     $1.74     $ .36        21
    Depreciation and amortization ................      .49       .51      (.02)       (4)
                                                      -----     -----     -----
        Total operating costs per barrel .........    $2.59     $2.25     $ .34        15
                                                      =====     =====     =====        --

Charges:
    Crude oils:
        Sour .....................................       51%       43%        8%       19
        Heavy sweet ..............................       11        16        (5)      (31)
        Light sweet ..............................        8         9        (1)      (11)
                                                      -----     -----     -----
            Total crude oils .....................       70        68         2         3
    High-sulfur residual fuel oil, or "resid" ....        3         3        --        --
    Low-sulfur resid .............................        4         7        (3)      (43)
    Other feedstocks and blendstocks .............       23        22         1         5
                                                      -----     -----     -----
        Total charges ............................      100%      100%       --%       --
                                                      =====     =====     =====

Yields:
    Gasolines and blendstocks ....................       52%       53%       (1)%      (2)
    Distillates ..................................       28        28        --        --
    Petrochemicals ...............................        3         4        (1)      (25)
    Lubes and asphalts ...........................        3         3        --        --
    Other products ...............................       14        12         2        17
                                                      -----     -----     -----
        Total yields .............................      100%      100%       --%       --
                                                      =====     =====     =====

                AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
            (DOLLARS PER BARREL AT U.S. GULF COAST, EXCEPT AS NOTED)

                                                              Three Months Ended June 30,
                                                         ------------------------------------
                                                                                  Change
                                                                             ----------------
                                                          2000      1999     Amount        %
                                                         -----     -----     ------      ----
Feedstocks:
    West Texas Intermediate, or "WTI," crude oil ....    $28.82    $17.63    $11.19       63%
    WTI less sour crude oil (a) (c) .................    $ 2.96    $ 2.47    $  .49       20
    WTI less ANS (U.S. West Coast) ..................    $ 1.91       N/A        --       --
    WTI less sweet crude oil (b) (c) ................    $ (.43)   $  .44    $ (.87)      --(d)

Products:
    Conventional 87 gasoline less WTI ...............    $ 7.37    $ 2.85    $ 4.52       --(d)
    CARB less ANS (U.S. West Coast) .................    $12.93       N/A        --       --
    No. 2 fuel oil less WTI .........................    $ 1.61    $ (.62)   $ 2.23       --(d)
    Propylene less WTI ..............................    $14.54    $(1.90)   $16.44       --(d)

----------
(a) The market reference differential for sour crude oil is based on posted prices for 35% Arab medium, 30% Arab light, 20% Basrah and 15% Oriente.

(b) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana, with LLS adjusted for backwardation.

(c) The market reference differential for the 1999 period has been restated from the amount reported in Valero's June 30, 1999 Form 10-Q to conform to the components used in the 2000 period.

(d)  Percentage variance is greater than 100%.

         Valero reported net income for the second quarter of 2000 of $87.7 million, or $1.51 per share, compared to a net loss of $22.1 million, or $.39 per share, for the second quarter of 1999. The increase in second quarter results was due primarily to a significant increase in throughput margins resulting from strong refining industry fundamentals in the 2000 period compared to exceptionally weak industry fundamentals in the 1999 period. Also contributing to higher second quarter results was the contribution from the Benicia Acquisition ($.13 per share) that was completed in May and June of 2000. Partially offsetting the increases in income resulting from these factors were the effect of scheduled and unscheduled refinery downtime experienced during the 2000 period, higher cash operating costs and selling and administrative expenses (excluding the effect of the Benicia Acquisition) and an increase in income tax expense.

         Operating revenues increased $1.5 billion, or 85%, to $3.4 billion during the second quarter of 2000 compared to the same period in 1999 due to a $14.73, or 76%, increase in the average sales price per barrel and a 5% increase in average daily sales volumes. The increase in average sales prices was due to
(i) significantly higher refined product prices resulting from reduced refined product inventories and (ii) the effect of higher- priced sales of CARB gasoline and other products in the California market in connection with the Benicia Acquisition. The decline in refined product inventory levels was attributable primarily to (i) lower crude oil supplies resulting from the continued impact of OPEC's decision in March 1999 to significantly reduce production, (ii) lower refinery utilization rates in late 1999 and early 2000, (iii) reduced refinery production due to more stringent fuel specifications in the U.S. and Europe that became effective in 2000, (iv) improved product demand and (v) high market backwardation. Average daily sales volumes increased due primarily to additional volumes attributable to the Benicia Acquisition.

         Operating income was $158.4 million in the second quarter of 2000 compared to an operating loss of $20.0 million in the second quarter of 1999, a $178.4 million increase. This increase, excluding the effect of the Benicia Acquisition, was due mainly to an approximate $186 million increase in total throughput margins (discussed below), partially offset by an approximate $22 million increase in cash operating costs and an approximate $8 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to an increase in employee salaries and variable compensation, higher fuel costs attributable mainly to an increase in natural gas prices, and higher maintenance costs related primarily to the unscheduled downtime noted above. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee variable compensation and other employee-related costs.

         Total throughput margins (operating revenues less cost of sales), excluding the effect of the Benicia Acquisition, increased due to (i) significantly higher gasoline and distillate margins resulting primarily from the improvement in industry fundamentals noted above, (ii) higher RFG premiums and oxygenate margins due to improved demand and the tightening of fuel specifications in the U.S. and Europe noted above, (iii) significantly higher petrochemical margins resulting from improving worldwide demand, particularly in Asia, and (iv) improved feedstock discounts for sour crude oil resulting primarily from recent increases in sour crude oil production by OPEC and increased demand for sweet crude oil due to lower sulfur requirements for certain refined products. Partially offsetting the increases in total throughput margins resulting from these factors were (i) the effect of the scheduled and unscheduled downtime noted above, (ii) a decrease in sweet crude oil differentials attributable to an increase in worldwide demand for sweet crude oils resulting from the new 2000 fuel specifications noted above and (iii) lower prices for fuel oil and other heavy products relative to crude oil prices. The downtime experienced during the second quarter of 2000 included (i) a scheduled maintenance turnaround of the fluid catalytic cracking unit, or FCC, at the Paulsboro Refinery and unscheduled delays encountered in bringing this and other units back into service, (ii) unscheduled maintenance of the heavy oil cracker at the Corpus Christi Refinery resulting from a power outage, and (iii) unscheduled repairs to the residfiner at the Texas City Refinery.

         Net interest and debt expense increased $7.9 million, or 55%, to $22.5 million during the second quarter of 2000 compared to the same period in 1999 due primarily to borrowings under the bridge loan facility and Valero's existing bank credit facilities required to fund the Benicia Acquisition (the effect of which is included in the $.13 per share contribution from the Benicia Acquisition noted above).

         Income taxes increased from an income tax benefit of $12.1 million in the second quarter of 1999 to income tax expense of $48.4 million in the second quarter of 2000 due primarily to the significant increase in pre-tax income.

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Six Months Ended June 30,
                                                               ----------------------------------------------------
                                                                                                      Change
                                                                                               --------------------
                                                                  2000            1999           Amount         %
                                                               -----------     -----------     -----------   ------
Operating revenues ........................................    $ 6,301,119     $ 3,161,553     $ 3,139,566     99%
Cost of sales .............................................     (5,681,234)     (2,838,754)     (2,842,480)    --(a)
Operating costs:
    Cash (fixed and variable) .............................       (287,521)       (231,634)        (55,887)   (24)
    Depreciation and amortization .........................        (70,547)        (67,434)         (3,113)    (5)
Selling and administrative expenses (including related
    depreciation expense) .................................        (45,658)        (34,513)        (11,145)   (32)
                                                               -----------     -----------     -----------
        Total operating income ............................    $   216,159     $   (10,782)    $   226,941     --(a)
                                                               ===========     ===========     ===========

Other income (expense), net ...............................    $     2,203     $      (444)    $     2,647     --(a)
Interest and debt expense, net ............................    $   (35,233)    $   (26,975)    $    (8,258)   (31)
Income tax (expense) benefit ..............................    $   (64,600)    $    13,400     $   (78,000)    --(a)
Net income (loss) .........................................    $   118,419     $   (24,801)    $   143,220     --(a)
Earnings (loss) per share of common stock - assuming
    dilution ..............................................    $      2.05     $      (.44)    $      2.49     --(a)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ...........................    $   292,940(b)  $    58,809     $   234,131     --(a)
Ratio of EBITDA to interest incurred ......................           7.6x(b)         1.9x            5.7x     --(a)


----------

(a)  Percentage variance is greater than 100%.
(b) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                      Six Months Ended June 30,
                                                 ------------------------------------
                                                                          Change
                                                                     ----------------
                                                 2000      1999      Amount       %
                                                 -----     -----     ------      ----
Sales volumes (Mbbls per day) ...............    1,044     1,043         1         --%
Throughput volumes (Mbbls per day) ..........      782       707        75         11
Average throughput margin per barrel ........    $4.35     $2.52     $1.83         73
Operating costs per barrel:
    Cash (fixed and variable) ...............    $2.02     $1.81     $ .21         12
    Depreciation and amortization ...........      .50       .53      (.03)        (6)
                                                 -----     -----     -----
        Total operating costs per barrel ....    $2.52     $2.34     $ .18          8
                                                 =====     =====     =====
Charges:
    Crude oils:
        Sour ................................       51%       47%        4%         9
        Heavy sweet .........................       10        14        (4)       (29)
        Light sweet .........................        9        10        (1)       (10)
                                                 -----     -----      ----
            Total crude oils ................       70        71        (1)        (1)
    High-sulfur resid .......................        4         3         1         33
    Low-sulfur resid ........................        4         6        (2)       (33)
    Other feedstocks and blendstocks ........       22        20         2         10
                                                 -----     -----      ----
        Total charges .......................      100%      100%       --%        --
                                                 =====     =====      ====

Yields:
    Gasolines and blendstocks ...............       51%       52%       (1)%       (2)
    Distillates .............................       29        29        --         --
    Petrochemicals ..........................        4         4        --         --
    Lubes and asphalts ......................        3         3        --         --
    Other products ..........................       13        12         1          8
                                                 -----     -----      ----
        Total yields ........................      100%      100%       --%        --
                                                 =====     =====      ====

                AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS
            (DOLLARS PER BARREL AT U.S. GULF COAST, EXCEPT AS NOTED)


                                                      Six Months Ended June 30,
                                                 -----------------------------------
                                                                          Change
                                                                     ---------------
                                                 2000      1999      Amount      %
                                                 -----     -----     ------     ----
Feedstocks:
    WTI crude oil ...........................    $28.83   $15.34     $13.49      88%
    WTI less sour crude oil (a) (c) .........    $ 2.70   $ 2.49     $  .21       8
    WTI less ANS (U.S. West Coast) ..........    $ 1.82      N/A        --       --
    WTI less sweet crude oil (b) (c) ........    $ (.56)  $  .40     $( .96)     --(d)

Products:
    Conventional 87 gasoline less WTI .......    $ 5.83   $ 2.26     $ 3.57      --(d)
    CARB less ANS (U.S. West Coast) .........    $12.13      N/A         --      --
    No. 2 fuel oil less WTI .................    $ 1.75   $ (.16)    $ 1.91      --(d)
    Propylene less WTI ......................    $ 8.46   $(1.10)    $ 9.56      --(d)

----------
(a) The market reference differential for sour crude oil is based on posted prices for 35% Arab medium, 30% Arab light, 20% Basrah and 15% Oriente.

(b) The market reference differential for sweet crude oil is based on posted prices for 50% LLS and 50% Cusiana, with LLS adjusted for backwardation.

(c) The market reference differential for the 1999 period has been restated from the amount reported in Valero's June 30, 1999 Form 10-Q to conform to the components used in the 2000 period.

(d)  Percentage variance is greater than 100%.

         Valero reported net income for the first six months of 2000 of $118.4 million, or $2.05 per share, compared to a net loss of $24.8 million, or $.44 per share, for the first six months of 1999. The increase in year-to-date results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in throughput margins. Also contributing to higher year-to-date results was the contribution from the Benicia Acquisition ($.13 per share) completed in the 2000 period, and the effect in the first quarter of 1999 of a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi Refinery, as well as certain unit expansions implemented during that downtime, which both reduced results for the 1999 period and increased results for the 2000 period. Partially offsetting the increases in income resulting from these factors were the effects of scheduled and unscheduled refinery downtime experienced during the 2000 period as described above in the quarter-to-quarter discussion, higher cash operating costs and selling and administrative expenses (excluding the effect of the Benicia Acquisition), an increase in income tax expense, and the nonrecurrence in 2000 of a benefit to income in 1999 related to a permanent reduction in LIFO inventories.

         Operating revenues increased $3.1 billion, or 99%, to $6.3 billion during the first six months of 2000 compared to the same period in 1999 due to a $16.39, or 98%, increase in the average sales price per barrel. The increase in sales prices was due primarily to the factors noted above in the quarter-to-quarter discussion.

         Operating income was $216.2 million for the first six months of 2000 compared to an operating loss of $10.8 million for the first six months of 1999, a $227 million increase. This increase, excluding the effect of the Benicia Acquisition, was due to an approximate $249 million increase in total throughput margins (discussed below), partially offset by an approximate $35 million increase in cash operating costs and an approximate $10 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs and selling and administrative expenses (including related depreciation expense) increased primarily as a result of the factors noted above in the quarter-to-quarter discussion.

         Total throughput margins, excluding the effect of the Benicia Acquisition, increased due to significantly higher margins for gasoline, distillates, oxygenates and petrochemicals, and higher premiums for RFG, resulting primarily from the factors noted above in the quarter-to-quarter discussion. Partially offsetting these increases in total throughput margins were (i) a decrease in feedstock discounts relative to WTI, (ii) lower prices for fuel oil and other heavy products relative to crude oil prices, (iii) a decrease in gains from trading activities and (iv) the nonrecurrence in 2000 of a $10.5 million benefit in the first quarter of 1999 resulting from the liquidation of LIFO inventories. The 1999 LIFO benefit was attributable to a steep increase in prices at the end of the 1999 first quarter.

         Other income (expense), net, increased by $2.6 million during the first six months of 2000 compared to the same period in 1999 due primarily to improved results of $5.4 million from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to higher prices for natural gas liquids, ethylene and other products, partially offset by higher natural gas feedstock costs. Partially offsetting the increased results from the Javelina investment were approximately $3 million of costs in 2000 related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

         Net interest and debt expense increased $8.3 million, or 31%, to $35.3 million during the first six months of 2000 compared to the same period in 1999 due primarily to borrowings under the bridge loan facility and Valero's existing bank credit facilities required to fund the Benicia Acquisition (the effect of which is included in the $.13 per share contribution from the Benicia Acquisition noted above).

         Income taxes increased from an income tax benefit of $13.4 million in the first six months of 1999 to income tax expense of $64.6 million in the first six months of 2000 due primarily to the significant increase in pre-tax income.

OUTLOOK

         Thus far in the third quarter of 2000, margins for all of Valero's major products have remained strong. Heating oil margins on average have improved from already favorable second quarter levels due to continued low inventories and increasing demand, and are significantly in excess of third quarter 1999 margins. Although Gulf Coast gasoline margins on average have declined from the high levels achieved during the second quarter as inventories have increased from historically low levels due to increased production, they are still above historical averages and are in excess of third quarter 1999 margins. Average West Coast gasoline margins have increased substantially from second quarter levels. With regard to other products, average margins thus far in the third quarter of 2000 for RFG and MTBE have continued at favorable levels due to continued strong demand.

         With regard to feedstocks, average discounts for sour crude oil have improved from second quarter levels due to increasing OPEC production of sour crude oil and are well in excess of third quarter 1999 levels. Sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes as a result of the new stringent 2000 fuel specifications. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes increase in the future.

         In August 2000, Valero completed a 14-day turnaround of a distillate hydrotreater at the Texas City Refinery which will result in increased production of low sulfur diesel. The Texas City Refinery will also undergo a scheduled maintenance turnaround of its crude units during the fourth quarter of 2000. During this turnaround, these units will be upgraded which is expected to result in (i) a net 20,000 barrels per day of additional capacity, (ii) lower operating costs and (iii) improved reliability. Valero expects this turnaround will last approximately 30 days. As refining margins merit, Valero expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, conversion capability, operational efficiency and feedstock flexibility and to improve mechanical reliability. The majority of these capital improvements are expected to be performed during scheduled maintenance turnarounds.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities decreased $54.2 million during the first six months of 2000 compared to the same period in 1999 due primarily to a $245.7 million increase in the amount of cash utilized for working capital purposes, as detailed in Note 5 of Notes to Consolidated Financial Statements, partially offset by the significant increase in earnings discussed above under "Results of Operations." In the first six months of 2000, approximately $113 million, $71 million and $41 million, respectively, of the increases reflected in accounts receivable, accounts payable and accrued expenses were attributable to balances at the end of June related to the operations associated with the Benicia Acquisition which was completed in the second quarter of 2000. However, while the Benicia Acquisition caused a significant increase in individual components of the change in working capital, it did not have a significant effect on the total change in working capital, which was primarily attributable to increased accounts receivable resulting from a significant increase in commodity prices from December 31, 1999 to June 30, 2000. This increase in accounts receivable was somewhat offset by an increase in accounts payable also resulting from higher commodity prices. During the first six months of 2000, cash provided by (i) operating activities, (ii) existing cash balances, (iii) proceeds from the common stock, PEPS Units and senior notes offerings described in Note 3 of Notes to Consolidated Financial Statements,
(iv) bank borrowings, and (v) issuances of common stock related to Valero's benefit plans were utilized to fund the Benicia Acquisition, fund capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, repurchase shares of Valero common stock and pay common stock dividends.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. In connection with Valero's interim financing plan for the Benicia Acquisition, in April 2000, this credit facility was amended to, among other things, increase the total debt-to-capitalization limit from 50% to 65%. This ratio limit was subsequently decreased to 60% upon the completion of the common stock and PEPS Units offerings described in Note 3, and will further decrease to 55% on September 30, 2001. These amendments to the credit facility became effective upon the closing of the acquisition of the Benicia Refinery and the Distribution Assets. As of June 30, 2000, outstanding borrowings under this committed facility totaled $130 million, while letters of credit outstanding were approximately $117 million. Valero also currently has various uncommitted short-term bank credit facilities, along with various uncommitted bank letter of credit facilities. As of June 30, 2000, $185 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $46 million were outstanding under the uncommitted letter of credit facilities. As of June 30, 2000, Valero's debt-to-capitalization ratio was 48.4% (with 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units deemed to be debt for purposes of this computation).

         As discussed in Note 2 of Notes to Consolidated Financial Statements, the Benicia Acquisition was completed in May and June of 2000 for a purchase price of $895 million, plus approximately $150 million for refinery inventories acquired in the transaction and certain other acquisition costs. Interim financing for the acquisition was provided by a $600 million bank bridge loan facility, borrowings under Valero's existing bank credit facilities, and an interim lease arrangement for the Benicia Refinery's dock facility. The $600 million of borrowings under the bridge loan facility, which bore interest at LIBOR plus an applicable margin, and approximately $129 million of the borrowings under Valero's existing bank credit facilities were subsequently repaid with the proceeds of the securities offerings described in Note 3. The Service Station Assets were funded through, and the interim lease arrangement for the dock facility was replaced with, a $155 million structured lease arrangement. This structured lease, which is being accounted for as an operating lease, has a remaining primary term of approximately five years.

         During the first six months of 2000, Valero expended approximately $138 million for capital investments (excluding the cost of the Benicia Acquisition), including capital expenditures of $76 million, deferred turnaround and catalyst costs of $60 million and investments in joint ventures of $2 million. The deferred turnaround and catalyst costs related primarily to (i) a maintenance turnaround of the FCC unit and a crude unit at the Paulsboro Refinery, (ii) a turnaround of the residfiner at the Texas City Refinery and (iii) a turnaround of the hydrocracker and reformer units at the Corpus Christi Refinery. For total year 2000, including amounts related to the Benicia Refinery and the Service Station Assets, Valero currently expects to incur approximately $200 million for capital expenditures and approximately $80 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $16 million for computer system projects and approximately $10 million for projects related to environmental control and protection (excluding costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). Any major upgrades in any of Valero's refineries would most likely require additional expenditures to comply with environmental laws and regulations. However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters.

         Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the second quarter and first six months of 2000, Valero repurchased shares of its common stock under these programs at a cost of approximately $10 million and $19 million, respectively. Thus far in the third quarter of 2000 (through August 10), Valero has repurchased additional common shares under these programs at a cost of approximately $28 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 7 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB and the EITF which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements beginning in either July 2000 or January 2001. Except for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact has not yet been determined, the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

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

         The types of instruments used in Valero's hedging and trading activities described above include futures, options, and swaps with third parties. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

         In the tables below detailing Valero's open derivative commodity instruments as of June 30, 2000, the total gain or (loss) on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or
(loss) on futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. Gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held to hedge refining inventories as of June 30, 2000 (which mature in 2000) (dollars in thousands, except amounts per barrel, or bbl).

                                                          Mature in 2000
                                                       ---------------------
                                                            Fixed Price
                                                       ---------------------
                                                        Payor       Receiver
                                                       --------     --------
         Futures:
             Volumes (Mbbls).........................     5,658        7,658
             Weighted average price (per bbl)........  $  32.37     $  33.91
             Contract amount.........................  $183,138     $259,675
             Fair value..............................  $191,095     $267,670

         The following table provides information about Valero's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of June 30, 2000 (which mature in 2000 or 2001) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                      Mature in 2000         Mature in 2001
                                                     ------------------    ------------------
                                                         Fixed Price         Fixed Price
                                                     ------------------    ------------------
                                                     Payor     Receiver    Payor     Receiver
                                                     ------    --------    ------    --------
Swaps:
    Notional volumes (Mbbls) ....................       850      3,900         --        300
    Weighted average pay price (per bbl) ........    $ 2.69    $  4.28     $   --    $  2.28
    Weighted average receive price (per bbl) ....    $ 4.26    $  3.82     $   --    $  2.55
    Fair value ..................................    $1,333    $(1,792)    $   --    $    80


Futures:
    Volumes (Mbbls) .............................        25         --         48         --
    Weighted average price (per bbl) ............    $34.93    $    --     $32.41    $    --
    Contract amount .............................    $  873    $    --     $1,556    $    --
    Fair value ..................................    $  873    $    --     $1,556    $    --

         In addition to the above, as of June 30, 2000, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of June 30, 2000, these swaps had a weighted average receive price of $22.43 per barrel and a net unrecognized fair value of approximately $40.5 million.

TRADING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of June 30, 2000 (which mature in 2000 or 2001) (dollars in thousands, except amounts per barrel or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                      Mature in 2000         Mature in 2001
                                                     ------------------    ------------------
                                                         Fixed Price         Fixed Price
                                                     ------------------    ------------------
                                                      Payor    Receiver    Payor     Receiver
                                                     -------   --------    ------    --------
Swaps:
    Notional volumes (Mbbls)......................    13,175     12,700     2,700        2,700
    Weighted average pay price (per bbl)..........   $  5.09   $   6.84    $ 3.66    $    3.98
    Weighted average receive price (per bbl)......   $  6.96   $   5.08    $ 3.98    $    3.62
    Fair value....................................   $24,578   $(22,303)   $  879    $    (988)

    Notional volumes (billion Btus, or BBtus).....     2,270      2,270     1,670        1,660
    Weighted average pay price (per MMBtu)........   $  3.94   $   4.48    $ 3.75    $    3.81
    Weighted average receive price (per MMBtu)....   $  4.48   $   3.96    $ 3.81    $    3.81
    Fair value....................................   $ 1,231   $ (1,183)   $  102    $       9

Futures:
    Volumes (Mbbls)...............................     16,604     16,854       3,700      3,700
    Weighted average price (per bbl)..............   $  23.54   $  24.21    $  19.48   $  18.94
    Contract amount...............................   $390,884   $407,989    $ 72,074   $ 70,073
    Fair value....................................   $525,318   $537,345    $100,088   $100,088

    Volumes (BBtus)...............................     31,440     31,440          --         --
    Weighted average price (per MMBtu)............   $   4.28   $   4.26    $     --   $     --
    Contract amount...............................   $134,571   $133,981    $     --   $     --
    Fair value....................................   $140,247   $140,381    $     --   $     --

INTEREST RATE RISK

         Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Berisha, et al. v. Amerada Hess Corp., et al., Case No. 00-CIV-1898- [SAS], United States District Court for the Southern District of New York. On May 24, 2000, Valero was served with a complaint seeking to certify a class action which alleges that numerous gasoline suppliers, including Valero, contaminated groundwater in the State of New York with methyl tertiary butyl ether (MTBE). Valero has filed a motion to dismiss the complaint based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. In addition, motions to consolidate for pretrial proceedings are pending before the Judicial Panel on Multidistrict Litigation. These motions seek consolidation of the Berisha case with England v. Atlantic Richfield Co., et al., Civil Action Nos. 00-370 and 00-371 (S.D. Ill.), and Lynn, et al. v. Amoco Oil Company, et al., No. 96-T-940-N (M.D. Ala.).

         Texas City Terminal Railway Company d/b/a Port of Texas City v. Marathon Ashland Petroleum, LLC, et al., Civil Action No. G-00-239, United States District Court for the Southern District of Texas (Galveston Division). Valero has received notice of, but has not been served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties are presently seeking to resolve the matter through alternative dispute resolution.

         New Jersey Department of Environmental Protection. On July 17, 2000, Valero Refining Company-New Jersey received an Administrative Order (EA ID No. PEA000002-55006) from the New Jersey Department of Environmental Protection (NJDEP) related to alleged excess emissions from the Paulsboro Refinery. NJDEP is seeking penalties of $394,000 and compliance. Valero intends to contest the Administrative Order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held May 4, 2000. Matters voted on at the meeting and the results thereof were (i) a proposal to elect three Class III directors to serve until the 2003 annual meeting: Donald
M. Carlton (approved with 49,764,776 affirmative votes, and 205,202 abstentions), Jerry D. Choate (approved with 49,766,126 affirmative votes, and 203,852 abstentions), and Robert G. Dettmer (approved with 49,755,928 affirmative votes, and 214,050 abstentions); and (ii) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 49,910,058 affirmative votes, 19,987 negative votes, and 39,933 abstentions). Directors whose term of office continued after the meeting were:
Ruben M. Escobedo, Lowell H. Lebermann, Ronald K. Calgaard, William E. Greehey, and Susan Kaufman Purcell.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         4.1 Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I--incorporated by reference from
                  Exhibit 4.1 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.2      Form of Preferred Security (included in Exhibit 4.1).

         4.3 Valero Energy Corporation Guarantee Agreement, dated as of June 28, 2000, relating to VEC Trust I--incorporated by reference from Exhibit 4.3 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.4 Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 4.4 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.5 Pledge Agreement, dated as of June 28, 2000, among Valero Energy Corporation, Bank One Trust Company, N.A. and The Bank of New York--incorporated by reference from Exhibit 4.5 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.6 Indenture between Valero Energy Corporation and Bank of New York, dated as of December 12, 1997--incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on Form S-3 (File No. 333-56599), filed June 11, 1998.

         4.7 First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 4.6 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.8      Form of 7 3/4% Senior Deferrable Note due 2005 (included in
                  Exhibit 4.7).

         4.9 Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust I and Morgan Stanley & Co. Incorporated--incorporated by reference from Exhibit 4.8 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.10 Officer's Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture, dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation--incorporated by reference from Exhibit 4.9 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.11     Form of Note (included in Exhibit 4.10).

         27.1* Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 2000).

----------
*    The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b)  Reports on Form 8-K.

                  (i) On May 30, 2000, Valero filed a report on Form 8-K dated May 15, 2000 reporting Item 2 (Acquisition of Assets) in connection with the closing of Valero's acquisition of the Benicia refinery and related distribution assets on May 15, 2000. Financial statements were not filed with this report.

                  (ii) On June 1, 2000, Valero filed an amended report on Form 8-K/A dated May 15, 2000 amending (A) its report on Form 8-K dated March 17, 2000 (filed March 20, 2000), and (B) its report on Form 8-K dated May 15, 2000 (filed May 30, 2000). This amended report includes the following financial statements and pro forma financial information.

         (1) EXXON CALIFORNIA REFINERY, TERMINAL AND RETAIL ASSETS BUSINESS (as defined in the Sale and Purchase Agreement between Exxon Mobil Corporation and Valero Refining Company-California)
         Report of Independent Accountants
         Balance Sheet as of December 31, 1999 and 1998
         Statement of Income for the Years Ended December 31, 1999, 1998
         and 1997
         Statement of Cash Flows for the Years Ended December 31, 1999, 1998
         and 1997
         Statement of Changes in Exxon Mobil Corporation Net Investment
         Notes to Financial Statements as of December 31, 1999

         Balance Sheet as of March 31, 2000 (unaudited) and December 31, 1999 Statement of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)
         Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (unaudited)
         Notes to Financial Statements as of March 31, 2000

         (2) UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
         Unaudited Pro Forma Combined Balance Sheet as of March 31, 2000 Unaudited Pro Forma Combined Statement of Income for the Three Months Ended March 31, 2000
         Unaudited Pro Forma Combined Statement of Income for the Year Ended December 31, 1999
         Notes to Unaudited Pro Forma Combined Financial Statements

                  (iii) On June 22, 2000, Valero filed a report on Form 8-K dated June 21, 2000 reporting Item 7 (Financial Statements and Exhibits) to file as exhibits the forms of underwriting agreements related to the proposed public offerings by Valero of (A) common stock, par value $0.01 per share, (B) notes, and (C) Premium Equity Participating Security Units. Financial statements were not filed with this report.

                  (iv) On June 30, 2000, Valero filed a report on Form 8-K dated June 28, 2000 reporting Item 5 (Other Events) in connection with (A) the June 28, 2000 closing of a public offering by Valero and VEC Trust I of 6,900,000
7 3/4% Premium Equity Participating Security Units, (B) the June 29, 2000 closing of a public offering by Valero of $200,000,000 aggregate principal amount of its 8 3/8% notes due 2005, and $200,000,000 aggregate principal amount of its 8 3/4% notes due 2030. Financial statements were not filed with this report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALERO ENERGY CORPORATION
                                        (Registrant)


                                  By:  /s/ John D. Gibbons
                                       -----------------------------------------
                                       John D. Gibbons
                                       Chief Financial Officer, Vice President -
                                           Finance
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)


Date: August 11, 2000

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                      DESCRIPTION
       -------                     -----------
         4.1      Amended and Restated Declaration of Trust, dated as of June
                  28, 2000, of VEC Trust I--incorporated by reference from
                  Exhibit 4.1 to Valero's Current Report on Form 8-K dated June
                  28, 2000, and filed June 30, 2000.

         4.2      Form of Preferred Security (included in Exhibit 4.1)

         4.3      Valero Energy Corporation Guarantee Agreement, dated as of
                  June 28, 2000, relating to VEC Trust I--incorporated by reference from Exhibit 4.3 to Valero's Current Report on Form
                  8-K dated June 28, 2000, and filed June 30, 2000.

         4.4 Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New
                  York--incorporated by reference from Exhibit 4.4 to Valero's
                  Current Report on Form 8-K dated June 28, 2000, and filed June
                  30, 2000.

         4.5      Pledge Agreement, dated as of June 28, 2000, among Valero
                  Energy Corporation, Bank One Trust Company, N.A. and The Bank of New York--incorporated by reference from Exhibit 4.5 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.6      Indenture between Valero Energy Corporation and Bank of New
                  York, dated as of December 12, 1997--incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on Form
                  S-3 (File No. 333-56599), filed June 11, 1998.

         4.7 First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New
                  York--incorporated by reference from Exhibit 4.6 to Valero's
                  Current Report on Form 8-K dated June 28, 2000, and filed June
                  30, 2000.

         4.8      Form of 7 3/4% Senior Deferrable Note due 2005 (included in
                  Exhibit 4.7)

         4.9      Remarketing Agreement, dated as of June 28, 2000, among Valero
                  Energy Corporation, VEC Trust I and Morgan Stanley & Co.
                  Incorporated--incorporated by reference from Exhibit 4.8 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.10 Officer's Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture, dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy
                  Corporation--incorporated by reference from Exhibit 4.9 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

         4.11     Form of Note (included in Exhibit 4.10)


         27.1* Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 2000).

----------
*    The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.