Form 10-Q
period 2000-09-30
VALERO ENERGY CORP/TX
filed 2000-11-13
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    -----------------

                         Commission file number 1-13175

                                 --------------

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                 No [ ]


                                 --------------


     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 2000.

                                                  Number of
                                                    Shares
               Title of Class                     Outstanding
               --------------                     -----------
          Common Stock, $.01 Par Value            60,853,263

================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 ....    3

      Consolidated Statements of Income - for the Three Months Ended and
          Nine Months Ended September 30, 2000 and 1999 .........................    4

      Consolidated Statements of Cash Flows - for the Nine Months Ended
          September 30, 2000 and 1999 ...........................................    5

      Notes to Consolidated Financial Statements ................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations .................................................   19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........   32

PART II.  OTHER INFORMATION .....................................................   35

  Item 1.  Legal Proceedings ....................................................   35

  Item 6.  Exhibits and Reports on Form 8-K .....................................   36

SIGNATURE .......................................................................   37

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                            September 30,
                                                                                2000        December 31,
                                                                             (Unaudited)        1999
                                                                            -------------   ------------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ....................................   $    12,985    $    60,087
  Receivables, less allowance for doubtful accounts of
    $3,382 (2000) and $3,038 (1999) ......................................       651,583        372,542
  Inventories ............................................................       495,992        303,388
  Current deferred income tax assets .....................................        49,995         79,307
  Prepaid expenses and other .............................................        38,393         13,534
                                                                             -----------    -----------
                                                                               1,248,948        828,858
                                                                             -----------    -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $166,659 (2000)
  and $114,747 (1999), at cost ...........................................     3,417,886      2,607,204
    Less:  Accumulated depreciation ......................................       773,650        692,497
                                                                             -----------    -----------
                                                                               2,644,236      1,914,707
                                                                             -----------    -----------

DEFERRED CHARGES AND OTHER ASSETS ........................................       318,003        235,707
                                                                             -----------    -----------
                                                                             $ 4,211,187    $ 2,979,272
                                                                             ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ........................................................   $    93,000    $        --
  Accounts payable .......................................................       765,946        616,895
  Accrued expenses .......................................................       179,325        102,087
                                                                             -----------    -----------
                                                                               1,038,271        718,982
                                                                             -----------    -----------

LONG-TERM DEBT ...........................................................     1,092,711        785,472
                                                                             -----------    -----------

DEFERRED INCOME TAXES ....................................................       342,027        275,521
                                                                             -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES ...................................       120,391        114,528
                                                                             -----------    -----------
VALERO-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY VALERO SENIOR NOTES ...............................       172,500             --
                                                                             -----------    -----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2000) and 56,331,166 (1999) shares ................           623            563
  Additional paid-in capital .............................................     1,249,706      1,092,348
  Retained earnings (accumulated deficit) ................................       233,088         (3,331)
  Treasury stock, 1,378,941 (2000) and 264,464 (1999) shares, at cost ....       (38,130)        (4,811)
                                                                             -----------    -----------
                                                                               1,445,287      1,084,769
                                                                             -----------    -----------
                                                                             $ 4,211,187    $ 2,979,272
                                                                             ===========    ===========


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2000            1999            2000             1999
                                                                  ------------    ------------    ------------    ------------
OPERATING REVENUES ............................................   $  4,248,831    $  2,161,938    $ 10,549,950    $  5,323,491
                                                                  ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ........................      3,951,733       2,074,784       9,942,073       5,170,784
  Selling and administrative expenses .........................         42,901          16,395          86,653          49,123
  Depreciation expense ........................................         30,287          22,606          81,155          66,213
                                                                  ------------    ------------    ------------    ------------
    Total .....................................................      4,024,921       2,113,785      10,109,881       5,286,120
                                                                  ------------    ------------    ------------    ------------

OPERATING INCOME ..............................................        223,910          48,153         440,069          37,371

OTHER INCOME (EXPENSE), NET ...................................           (357)          1,781           1,846           1,337

INTEREST AND DEBT EXPENSE:
  Incurred ....................................................        (23,894)        (16,292)        (62,551)        (46,593)
  Capitalized .................................................          2,141           1,170           5,565           4,496

DISTRIBUTIONS ON PREFERRED SECURITIES OF
  SUBSIDIARY TRUST ............................................         (3,344)             --          (3,454)             --
                                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES .............................        198,456          34,812         381,475          (3,389)

INCOME TAX EXPENSE (BENEFIT) ..................................         71,100          12,200         135,700          (1,200)
                                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) .............................................   $    127,356    $     22,612    $    245,775    $     (2,189)
                                                                  ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK .....................   $       2.08    $        .40    $       4.26    $       (.04)

  Weighted average common shares outstanding (in thousands) ...         61,186          56,266          57,745          56,161

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION ...........................................   $       2.01    $        .40    $       4.12    $       (.04)

  Weighted average common shares outstanding (in thousands) ...         63,242          56,953          59,621          56,161

DIVIDENDS PER SHARE OF COMMON STOCK ...........................   $        .08    $        .08    $        .24    $        .24


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                    2000           1999
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................   $   245,775    $    (2,189)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation expense ...................................................        81,155         66,213
      Amortization of deferred charges and other, net ........................        38,565         39,989
      Changes in current assets and current liabilities ......................       (86,158)       167,208
      Deferred income tax expense (benefit) ..................................        99,200         (8,100)
      Changes in deferred items and other, net ...............................        (8,592)         2,057
                                                                                 -----------    -----------
        Net cash provided by operating activities ............................       369,945        265,178
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................      (131,478)       (76,717)
  Deferred turnaround and catalyst costs .....................................       (72,515)       (58,626)
  Benicia Acquisition ........................................................      (889,730)            --
  Investment in joint ventures and other, net ................................        (1,877)           487
                                                                                 -----------    -----------
    Net cash used in investing activities ....................................    (1,095,600)      (134,856)
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ................................        93,000       (148,000)
  Long-term borrowings, including proceeds from senior notes offering ........     1,899,367        722,794
  Long-term debt reduction ...................................................    (1,597,000)      (701,000)
  Proceeds from common stock offering, net ...................................       166,763             --
  Issuance of common stock in connection with employee benefit plans .........        13,328          6,638
  Proceeds from offering of preferred securities of subsidiary trust, net ....       166,729             --
  Common stock dividends .....................................................       (13,825)       (13,479)
  Purchase of treasury stock .................................................       (49,809)          (655)
                                                                                 -----------    -----------
    Net cash provided by (used in) financing activities ......................       678,553       (133,702)
                                                                                 -----------    -----------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS ..........................       (47,102)        (3,380)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ........................................................        60,087         11,199
                                                                                 -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ..............................................................   $    12,985    $     7,819
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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES exposure, suffered by ExxonMobil employees, contractors or subcontractors prior to closing, (iv) all costs associated with compliance with a variance issued in connection with control of nitrogen oxides, (v) claims in connection with offsite transportation and disposal of wastes prior to closing asserted within three years of closing or asserted with respect to abandoned disposal sites,
(vi) the capital costs incurred within five years of closing for specified corrective action of groundwater and soil contamination, (vii) all covered contamination at the Service Station Assets caused by ExxonMobil or its lessees that is reflected in baseline reports prepared prior to closing, (viii) the repair or replacement of any underground storage tanks at the Service Station Assets found to be leaking prior to closing and (ix) fines and penalties imposed within five years of closing arising out of a request for information from the Environmental Protection Agency relating to certain provisions of the Clean Air Act that are attributable to actions taken prior to closing or untimely or unresponsive responses to the request. ExxonMobil agreed to indemnify Valero for all losses related to these retained liabilities, provided that ExxonMobil will indemnify Valero for losses related to covered contamination at the Service Station Assets for a period of five years from the date of closing. In addition, ExxonMobil will indemnify Valero for breaches of its representations and warranties to the extent that the aggregate amount of Valero's losses resulting from such breaches exceeds $1 million and ExxonMobil receives notice of such losses within one year after the closing date.

         The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a total throughput capacity of 160,000 barrels per day, or "BPD." The Benicia Refinery produces a high percentage of light products, with limited production of other products. Approximately 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board ("CARB") specifications for CARB II gasoline sold in California. The refinery has significant liquid storage capacity, including storage for crude oil and other feedstocks. The refinery assets also include a deepwater dock located offsite on the Carquinez Straits that is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the consent decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, in connection with the closing of the Benicia Acquisition, Valero entered into a ten-year term contract providing for ExxonMobil to supply and for Valero to purchase 100,000 BPD of Alaska North Slope ("ANS") crude oil at market-related prices, to be reduced to 65,000 BPD on January 1, 2001. After January 1, 2001, Valero will have an option to reduce the required volumes by an additional 20,000 BPD once per year.

         The Service Station Assets included 10 company-operated service stations and approximately 70 lessee-dealer service stations, 75 of which are in the San Francisco Bay area. In connection with the consent decrees issued by the Federal Trade Commission and the State of California, ExxonMobil was required to withdraw

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES the "Exxon" brand name from the San Francisco Bay area. As a result, ExxonMobil notified the dealers in this market area that their franchise right to market "Exxon" branded products was being terminated effective June 15, 2000. Valero is introducing its own brand of retail petroleum products in the San Francisco Bay area and the dealers at these locations have entered into a franchise agreement with Valero to market products under the new Valero brand. In July 2000, these dealers were offered an option to purchase the stations that they were leasing. If exercised, the purchase option requires that the dealers enter into a fuels purchase agreement with Valero for a term of 15 years. Any purchases of stations by these dealers resulting from the exercise of their purchase options are expected to be completed during the first quarter of 2001.

         The Distribution Assets included approximately 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. These distributor locations retained the right to use the Exxon brand and continue to receive Exxon brand support, while Valero received the exclusive rights to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. In connection with the Benicia Acquisition, ExxonMobil assigned to Valero all of the existing Exxon California distributor contracts under which the distributors now purchase Exxon-branded products from Valero.

         The Benicia Acquisition was funded through a common stock offering, an offering of premium equity participating security units ("PEPS Units"), a senior notes offering and borrowings under Valero's existing bank credit facilities. See Note 3 for details regarding the common stock, PEPS and senior note offerings. In addition, Valero entered into a $155 million structured lease arrangement for the Service Station Assets and the Benicia Refinery's dock facility. This structured lease is being accounted for as an operating lease and has a remaining primary term of approximately five years.

         The Benicia Acquisition was accounted for under the purchase method of accounting. In accordance with the purchase method, the accompanying Consolidated Balance Sheet as of September 30, 2000 includes the assets acquired and liabilities assumed based on a preliminary purchase price allocation, which will be finalized upon the completion of independent appraisals and other evaluations. The accompanying Consolidated Statement of Income for the three months ended September 30, 2000 includes the results of operations related to the Benicia Acquisition for the entire period, while the Consolidated Statement of Income for the nine months ended September 30, 2000 includes the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Station Assets beginning June 16, 2000.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The preliminary purchase price allocation, including transaction costs incurred in the acquisition, is as follows (in thousands):

Inventories (including certain base inventories and supplies inventories
    included in the $895 million base purchase price) ......................   $ 171,471
Prepaid expenses and other .................................................      15,000
Property, plant and equipment ..............................................     679,303
Deferred charges and other assets ..........................................      37,424
Accrued expenses ...........................................................      (2,500)
Deferred credits and other liabilities .....................................     (10,968)
                                                                               ---------
                                                                               $ 889,730
                                                                               =========

         The following unaudited pro forma financial information of Valero for the nine months ended September 30, 2000 and 1999 assumes that the Benicia Acquisition and the securities offerings discussed in Note 3 below occurred at the beginning of each period. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per-share amounts.)

                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2000          1999
                                                    -----------   -----------
Operating revenues ..............................   $11,272,234   $ 6,277,666
Operating income ................................       490,074       177,448
Net income ......................................       263,827        56,850
Earnings per common share .......................          4.28           .91
Earnings per common share - assuming dilution ...          4.15           .91

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The financial statements of VEC Trust I are included in the accompanying consolidated financial statements of Valero, with the trust preferred securities shown on the accompanying Consolidated Balance Sheet as of September 30, 2000 as "Valero-obligated mandatorily redeemable preferred capital trust securities of subsidiary trust holding solely Valero senior notes." Distributions on the trust preferred securities, whether paid or accumulated, are reflected as a charge to income and are shown on the accompanying Consolidated Statements of Income for the three months ended and nine months ended September 30, 2000 as "distributions on preferred securities of subsidiary trust."

         Prior to the issuance of shares of Valero common stock upon settlement of the purchase contracts, the PEPS Units are reflected in Valero's earnings per share calculations using the treasury stock method. Consequently, the PEPS Units will only have a dilutive effect on earnings per share during reporting periods when the average market price per share of Valero common stock during the reporting period is above the average closing price for the 20-day trading period ending on the third trading day prior to the end of the reporting period.

  Senior Notes

         On June 29, 2000, Valero issued to the public $200 million aggregate principal amount of 8 3/8% senior notes which are due on June 15, 2005, and $200 million aggregate principal amount of 8 3/4% senior notes which are due on June 15, 2030. The net proceeds received by Valero from this offering were approximately $394 million, including an aggregate discount of approximately $1.8 million related to the two issuances. Interest payments on the notes will be made semi-annually on June 15 and December 15 of each year, beginning December 15, 2000. These notes do not have any sinking fund requirements and are redeemable at any time, in whole or in part, at Valero's option.

4.  INVENTORIES

         Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At September 30, 2000, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $285 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of September 30, 2000 and December 31, 1999 were as follows (in thousands):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                       September 30,    December 31,
                                           2000            1999
                                       -------------    ------------
Refinery feedstocks ..................   $103,939         $ 61,649
Refined products and blendstocks .....    323,878          183,519
Materials and supplies ...............     68,175           58,220
                                         --------         --------
                                         $495,992         $303,388
                                         ========         ========

5.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "cash and temporary cash investments," "current deferred income tax assets" and "short-term debt." Also excluded from the amounts for the nine months ended September 30, 2000 are the current assets and current liabilities acquired in connection with the Benicia Acquisition which are reflected separately in the Statement of Cash Flows.

                                    Nine Months Ended
                                      September 30,
                                  ----------------------
                                     2000         1999
                                  ---------    ---------
Receivables, net ..............   $(279,041)   $ (68,770)
Inventories ...................     (21,133)    (103,412)
Prepaid expenses and other ....      (9,859)       4,156
Accounts payable ..............     149,137      320,484
Accrued expenses ..............      74,738       14,750
                                  ---------    ---------
    Total .....................   $ (86,158)   $ 167,208
                                  =========    =========

         Cash flows related to interest and income taxes were as follows (in thousands):


                                                 Nine Months Ended
                                                   September 30,
                                                 -----------------
                                                   2000      1999
                                                 -------   -------
Interest paid (net of amount capitalized) ....   $46,382   $36,086
Income tax refunds received ..................       384     7,505
Income taxes paid ............................    23,995       581

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

6.  EARNINGS PER SHARE

         The computation of basic and diluted per-share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, is as follows (dollars and shares in thousands, except per-share amounts):


                                                        Three Months Ended September 30,
                                      ----------------------------------------------------------------
                                                   2000                              1999
                                      -------------------------------   ------------------------------
                                                               Per-                              Per-
                                        Net                   Share       Net                   Share
                                       Income     Shares       Amt.      Income      Shares      Amt.
                                      --------   --------    --------   --------    --------   --------
Net income ........................   $127,356                          $ 22,612
                                      ========                          ========
BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders .............   $127,356     61,186    $   2.08   $ 22,612      56,266   $    .40
                                                             ========                          ========

EFFECT OF DILUTIVE SECURITIES:
Stock options .....................         --      1,360                     --         370
Performance awards ................         --        696                     --         317
                                      --------   --------               --------    --------

DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ........   $127,356     63,242    $   2.01   $ 22,612      56,953   $    .40
                                      ========   ========    ========   ========    ========   ========



                                                        Nine Months Ended September 30,
                                      ----------------------------------------------------------------
                                                   2000                              1999
                                      -------------------------------   ------------------------------
                                                               Per-                              Per-
                                        Net                   Share       Net                   Share
                                       Income     Shares       Amt.      (Loss)      Shares      Amt.
                                      --------   --------    --------   --------    --------   --------
Net income (loss) .................   $245,775                          $ (2,189)
                                      ========                          ========

BASIC EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders .............   $245,775     57,745    $   4.26   $ (2,189)     56,161   $   (.04)
                                                             ========                          ========

EFFECT OF DILUTIVE SECURITIES:
Stock options .....................         --      1,188                     --          --
Performance awards ................         --        688                     --          --
                                      --------   --------               --------    --------

DILUTED EARNINGS PER SHARE:
Net income (loss) available to
  common stockholders
  plus assumed conversions ........   $245,775     59,621    $   4.12   $ (2,189)     56,161   $   (.04)
                                      ========   ========    ========   ========    ========   ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Because Valero reported a net loss for the nine months ended September 30, 1999, various stock options and performance awards which were granted to employees in connection with Valero's stock compensation plans and were outstanding during such period were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At September 30, 1999, options to purchase approximately 6.4 million common shares and performance awards totaling approximately 317,000 common shares were outstanding.

7.  NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces Statement 125 with the same name. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral are effective for Valero's financial statements for the year ended December 31, 2000. Valero has not yet determined the impact on its financial statements of adopting this statement.

         In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles and does not supercede any existing authoritative literature. In March 2000, the SEC staff issued SAB 101A which delayed the required adoption date for SAB 101 to the second quarter of 2000 for calendar year-end companies. In June 2000, the SEC staff issued SAB 101B which further delayed the required adoption date for calendar year-end companies to the fourth quarter of 2000. Valero believes that its revenue recognition policies are consistent with those described in SAB 101 and that the adoption of this SAB will not have a material effect on its consolidated financial statements.

         In the third quarter of 2000, the FASB's Emerging Issues Task Force ("EITF") finalized various consensuses in connection with its Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that
(i) all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenues in the income statement, (ii) costs incurred for shipping and handling should not be deducted from revenues (i.e., netted against shipping and handling revenues) in the income statement and (iii) the classification in the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES income statement of costs incurred for shipping and handling is an accounting policy decision that should be disclosed under the requirements of Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies," and if shipping or handling costs are significant and are not included in cost of sales, both the amount(s) of these costs and the line item(s) on the income statement that includes them should be disclosed. The guidance in these consensuses is required to be adopted beginning in the fourth quarter of 2000, consistent with the required adoption date for SEC Staff Accounting Bulletin No. 101 as described above. Valero believes that its accounting policies are consistent with the guidance in these consensuses and that the adoption of these consensuses will have an insignificant effect on its consolidated financial statements.

         In May 2000, the EITF reached a consensus in connection with its Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus concluded that a proportionate gross financial statement presentation is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method unless the investee is in either the construction industry or an extractive industry (such as oil and gas exploration and production but not related activities such as refining, marketing or transporting extracted mineral resources) where there is a longstanding practice of its use. In connection with adopting this consensus, Valero changed the financial statement presentation of its interest in the Clear Lake, Texas methanol plant (owned by a joint venture between a Valero subsidiary and Hoechst Celanese Chemical Group) from a proportionate gross presentation to a single-amount equity method presentation. This change was effective with Valero's Form 10-Q for the quarter ended June 30, 2000 at which time comparative financial statements were restated to conform with the consensus. The comparative financial statements included in this Form 10-Q have also been restated to conform with the consensus. This single-amount presentation related to Valero's investment in the Clear Lake methanol plant is included in the accompanying Consolidated Balance Sheets under "Deferred charges and other assets" and is included in the accompanying Consolidated Income Statements under "Other income (expense), net."

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues including, among other things, (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation became effective for Valero's financial statements beginning July 1, 2000, including the effects of applying this interpretation to certain specific events that occurred prior to July 1, 2000. The adoption of this interpretation did not have a material effect on Valero's consolidated financial statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 which delayed the effective date of Statement 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138 which amended various provisions of Statement 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in hybrid instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 will become effective for Valero's financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. With respect to hybrid instruments, Valero plans to apply Statement 133, as allowed by the statement, to only those hybrid instruments that were issued, acquired or substantively modified on or after January 1, 1999. Valero is currently in the process of implementing Statement 133 with respect to its hedging and trading activities as described in this report under Item 3. Quantitative and Qualitative Disclosures About Market Risk and in Valero's Form 10-K for the year ended December 31, 1999. Valero currently anticipates that the adoption of this statement will not result in any significant changes in its business practices; however, various systems modifications have been required and are being implemented. Because these systems changes were not in place during the current reporting periods, Valero is unable to quantify the effects of adopting Statement 133 on its financial statements, including the effect on Valero's earnings and other comprehensive income.

8.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero have been sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES all times been the operator of the pipeline. Despite the written ownership and operating agreements, the plaintiff contends that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper control over this alleged partnership's affairs. The plaintiff also contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims, and seeks unquantified actual and punitive damages. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero has been formally added to this proceeding. The arbitration panel has scheduled the arbitration hearing for February 2001. Although PG&E previously acquired Teco and now owns both Teco and Old Valero, PG&E's agreement for the acquisition of Teco purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million.

         In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that would result in a judgment between $4.5 and $6.25 million, depending on the calculation of prejudgment interest by the court. To date, no judgment has been rendered. Any judgment will be appealed by Valero.

         Valero had previously received notice of, but was not served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. On September 6, 2000, the complaint was dismissed pursuant to a tolling agreement. The parties are presently seeking to resolve the matter through mediation which is expected to conclude in the first quarter of 2001.

         On May 24, 2000, Valero was served with a complaint seeking to certify a class action which alleges that numerous gasoline suppliers, including Valero, contaminated groundwater in the State of New York with methyl tertiary butyl ether (MTBE). Valero has filed a motion to dismiss the complaint based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. Early discovery has been allowed by the judge and is proceeding. The Judicial Panel on Multidistrict Litigation has consolidated this matter with two other related cases for pretrial purposes. The cases are consolidated in the existing court in New York.

         Earlier this year, the United States Environmental Protection Agency ("EPA") issued a series of information requests to U.S. refiners pursuant to
Section 114 of the Clean Air Act as part of an enforcement initiative. Like other refiners, Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations.

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

9.  SUBSEQUENT EVENTS

         On October 19, 2000, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable December 13, 2000, to holders of record at the close of business on November 15, 2000.

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

o the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects;

o irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;

o rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves;

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

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Three Months Ended September 30,
                                                                 --------------------------------------------------------
                                                                                                          Change
                                                                                                 ------------------------
                                                                     2000            1999           Amount         %
                                                                 -----------      -----------    -----------  -----------
Operating revenues ...........................................   $ 4,248,831      $ 2,161,938    $ 2,086,893       97%
Cost of sales ................................................    (3,741,769)      (1,943,146)    (1,798,623)     (93)
Operating costs:
    Cash (fixed and variable) ................................      (194,065)        (118,426)       (75,639)     (64)
    Depreciation and amortization ............................       (44,620)         (34,596)       (10,024)     (29)
Selling and administrative expenses (including related
    depreciation expense) ....................................       (44,467)         (17,617)       (26,850)      -- (a)
                                                                 -----------      -----------    -----------
        Total operating income ...............................   $   223,910      $    48,153    $   175,757       -- (a)
                                                                 ===========      ===========    ===========
Other income (expense), net ..................................   $      (357)     $     1,781    $    (2,138)      -- (a)
Interest and debt expense, net ...............................   $   (21,753)     $   (15,122)   $    (6,631)     (44)
Distributions on preferred securities of subsidiary trust ....   $    (3,344)     $        --    $    (3,344)      -- (a)
Income tax expense ...........................................   $   (71,100)     $   (12,200)   $   (58,900)      -- (a)
Net income ...................................................   $   127,356      $    22,612    $   104,744       -- (a)
Earnings per share of common stock - assuming
    dilution .................................................   $      2.01      $       .40    $      1.61       -- (a)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ..............................   $   271,444  (b) $    85,832    $   185,612       -- (a)
Ratio of EBITDA to interest incurred .........................          10.0x (b)         5.3x           4.7x      89


----------------

(a)  Percentage variance is greater than 100%.

(b) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                          Three Months Ended September 30,
                                                       -------------------------------------
                                                                                  Change
                                                                             ---------------
                                                       2000       1999       Amount      %
                                                      ------      -----      ------    -----
Sales volumes (Mbbls per day) ....................     1,235        967        268       28%
Throughput volumes (Mbbls per day) ...............       933        714        219       31
Average throughput margin per barrel .............    $ 5.91      $3.33      $2.58       77
Operating costs per barrel:
    Cash (fixed and variable) ....................    $ 2.26      $1.80      $ .46       26
    Depreciation and amortization ................       .52        .53       (.01)      (2)
                                                      ------      -----      -----
        Total operating costs per barrel .........    $ 2.78      $2.33      $ .45       19
                                                      ======      =====      =====
Charges:
    Crude oils:
        Sour .....................................        57%        50%         7%      14
        Heavy sweet ..............................         8         12         (4)     (33)
        Light sweet ..............................         7          8         (1)     (13)
                                                      ------      -----      -----
            Total crude oils .....................        72         70          2        3
    High-sulfur residual fuel oil, or "resid" ....         3          3         --       --
    Low-sulfur resid .............................         3          6         (3)     (50)
    Other feedstocks and blendstocks .............        22         21          1        5
                                                      ------      -----      -----
        Total charges ............................       100%       100%        --%      --
                                                      ======      =====      =====
Yields:
    Gasolines and blendstocks ....................        54%        50%         4%       8
    Distillates ..................................        27         29         (2)      (7)
    Petrochemicals ...............................         3          5         (2)     (40)
    Lubes and asphalts ...........................         3          3         --       --
    Other products ...............................        13         13         --       --
                                                      ------      -----      -----
        Total yields .............................       100%       100%        --%      --
                                                      ======      =====      =====

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)

                                                                          Three Months Ended September 30,
                                                                      --------------------------------------
                                                                                                 Change
                                                                                             ---------------
                                                                       2000       1999       Amount      %
                                                                      ------      -----      ------    -----
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate, or "WTI," crude oil ................     $31.69     $21.75     $ 9.94       46%
    WTI less sour crude oil (a) (c) .............................     $ 3.87     $ 2.57     $ 1.30       51
    WTI less ANS (U.S. West Coast) ..............................     $ 1.93     $ 1.35     $  .58       43
    WTI less sweet crude oil (b) (c) ............................     $ (.32)    $ (.21)    $ (.11)     (52)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .......................     $ 4.46     $ 3.65     $  .81       22
        No. 2 fuel oil less WTI .................................     $ 4.74     $  .57     $ 4.17       -- (d)
        Propylene less WTI.................................           $  .92     $ 1.82     $ (.90)     (49)
    U.S. East Coast:
        Conventional 87 gasoline less WTI .......................     $ 5.96     $ 4.97     $  .99       20
        No. 2 fuel oil less WTI .................................     $ 5.50     $ 1.28     $ 4.22       -- (d)
        Lube oils less WTI ......................................     $19.70     $ 8.92     $10.78       -- (d)
    U.S. West Coast:
        CARB less ANS ...........................................     $20.48     $16.07 (e) $ 4.41       27
        Low sulfur diesel less ANS ..............................     $11.94     $ 8.31 (e) $ 3.63       44

------------

(a) The market reference differential for sour crude oil is based on posted prices for 35% Arab medium, 30% Arab light, 20% Basrah and 15% Oriente.

(b) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana, with LLS adjusted for backwardation.

(c) The market reference differential for the 1999 period has been restated from the amount reported in Valero's September 30, 1999 Form 10-Q to conform to the components used in the 2000 period.

(d)  Percentage variance is greater than 100%.

(e) The 1999 market reference differentials for the U.S. West Coast are presented for information purposes only. The comparison is not relevant to Valero since the Benicia Acquisition did not occur until the second quarter of 2000.

         Valero reported net income for the third quarter of 2000 of $127.4 million, or $2.01 per share, compared to net income of $22.6 million, or $.40 per share, for the third quarter of 1999. The increase in third quarter results was due primarily to the significant contribution from the Benicia Acquisition ($.90 per share) that was completed in May and June of 2000 and substantially higher throughput margins for Valero's operations excluding Benicia resulting from exceptionally strong refining industry fundamentals and higher throughput volumes in the 2000 quarter. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were higher cash operating costs and selling and administrative expenses and an increase in income tax expense.

         Operating revenues increased $2.1 billion, or 97%, to $4.2 billion during the third quarter of 2000 compared to the same period in 1999 due to a $12.92, or 53%, increase in the average sales price per barrel and a 28% increase in average daily sales volumes. The increase in average sales prices was due to (i) significantly higher refined product prices resulting from reduced refined product inventories and (ii) the effect of higher-priced sales of CARB gasoline and other products in the California market in connection with the Benicia Acquisition. The decline in refined product inventory levels was attributable primarily to (i) lower crude oil supplies resulting from the continued impact of OPEC's decision in March 1999 to significantly reduce production, (ii) lower refinery utilization rates in late 1999 and early 2000,
(iii) reduced refinery production due to more stringent fuel specifications in the U.S. and Europe that became effective in 2000, (iv) improved product demand, particularly for distillates, and (v) high market backwardation in the 2000 quarter. Average daily sales volumes increased due primarily to additional volumes attributable to the Benicia Acquisition. Also contributing to the increase in sales volumes was (i) an increase in throughput volumes at the Corpus Christi Refinery resulting from various operational enhancements and the nonrecurrence in 2000 of unplanned downtime experienced during the 1999 quarter as a precaution against the effects of Hurricane Bret and (ii) an increase in throughput volumes at the Paulsboro Refinery resulting from certain unit expansions and improvements made during the second quarter of 2000.

         Operating income increased $175.7 million to $223.9 million during the third quarter of 2000 compared to the third quarter of 1999 due in large part to the contribution from the Benicia Acquisition. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $121 million increase in total throughput margins (discussed below), partially offset by an approximate $34 million increase in cash operating costs and an approximate $20 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to an increase in employee salaries, benefits and variable compensation, higher fuel and electricity costs attributable mainly to an increase in natural gas prices, and higher maintenance costs related primarily to certain minor unscheduled refinery downtime. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee salaries, benefits, variable compensation and other employee-related costs, and costs associated with litigation and other matters described in Note 8 of Notes to Consolidated Financial Statements.

         Total throughput margins (operating revenues less cost of sales), excluding the effect of the Benicia Acquisition, increased due to (i) significantly higher distillate margins resulting primarily from record demand and extremely low inventory levels, (ii) higher gasoline margins resulting primarily from continued strong demand and low inventories, (iii) improved feedstock discounts for sour crude oil resulting primarily from recent increases in sour crude oil production by OPEC and increased demand for sweet crude oil due to lower sulfur requirements for certain refined products, (iv) higher RFG premiums and oxygenate margins due to improved demand and the tightening of fuel specifications in the U.S. and Europe noted above, (v) higher throughput volumes as described above, and (vi) significantly higher lube oil margins resulting mainly from improved market conditions. Partially offsetting the increases in total throughput margins resulting from these factors were (i) lower prices for fuel oil and other heavy products relative to crude oil prices and (ii) a decrease in sweet crude oil differentials attributable to an increase in worldwide demand for sweet crude oils resulting from the new 2000 fuel specifications and higher light product margins noted above.

         Other income (expense), net, decreased by $2.1 million during the third quarter of 2000 compared to the same period in 1999 due primarily to a full quarter of costs in the 2000 period related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

         Net interest and debt expense increased $6.6 million, or 44%, to $21.8 million during the third quarter of 2000 compared to the same period in 1999 due primarily to increased borrowings to fund the Benicia Acquisition, including the issuance of the senior notes in June 2000 and borrowings under Valero's bank credit facilities (the effects of which are included in the $.90 per-share contribution from the Benicia Acquisition noted above), partially offset by a paydown of bank borrowings during the 2000 period resulting from Valero's strong earnings and cash flow.

         Income tax expense increased $58.9 million to $71.1 million during the third quarter of 2000 compared to the same period in 1999 due primarily to the significant increase in pre-tax income.

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             Nine Months Ended September 30,
                                                                 ---------------------------------------------------------
                                                                                                          Change
                                                                                                    ----------------------
                                                                    2000(a)           1999              Amount       %
                                                                 ------------      -----------      -----------    -------
Operating revenues.............................................  $10,549,950      $ 5,323,491       $ 5,226,459      98%
Cost of sales .................................................   (9,423,003)      (4,781,900)       (4,641,103)    (97)
Operating costs:
    Cash (fixed and variable) .................................     (480,628)        (350,060)         (130,568)    (37)
    Depreciation and amortization .............................     (115,167)        (102,030)          (13,137)    (13)
Selling and administrative expenses (including related
    depreciation expense) .....................................      (91,083)         (52,130)          (38,953)    (75)
                                                                 -----------       ----------       -----------
        Total operating income ................................  $   440,069       $   37,371       $   402,698      -- (b)
                                                                 ===========       ==========       ===========

Other income, net .............................................  $     1,846       $    1,337       $       509      38
Interest and debt expense, net ................................  $   (56,986)      $  (42,097)      $   (14,889)    (35)
Distributions on preferred securities of subsidiary trust .....  $    (3,454)      $       --       $    (3,454)     -- (b)
Income tax (expense) benefit ..................................  $  (135,700)      $    1,200       $  (136,900)     -- (b)
Net income (loss) .............................................  $   245,775       $   (2,189)      $   247,964      -- (b)
Earnings (loss) per share of common stock - assuming
    dilution ..................................................  $      4.12       $     (.04)      $      4.16      -- (b)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ...............................  $   564,384  (c)  $  144,641       $   419,743      -- (b)
Ratio of EBITDA to interest incurred ..........................          8.6x (c)         3.1x              5.5x     -- (b)


-----------------

(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Station Assets beginning June 16, 2000.

(b)  Percentage variance is greater than 100%.

(c) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS


                                                         Nine Months Ended September 30,
                                                      ---------------------------------------
                                                                                  Change
                                                                             -----------------
                                                      2000(a)     1999       Amount      %
                                                      -------    ------      ------    -------
Sales volumes (Mbbls per day)........................  1,108      1,018          90        9%
Throughput volumes (Mbbls per day)...................    833        709         124       17
Average throughput margin per barrel.................  $4.94     $ 2.80      $ 2.14       76
Operating costs per barrel:
    Cash (fixed and variable)........................  $2.11     $ 1.81      $  .30       17
    Depreciation and amortization....................    .50        .52        (.02)      (4)
                                                       -----     ------      ------
        Total operating costs per barrel.............  $2.61     $ 2.33      $  .28       12
                                                       =====     ======      ======
Charges:
    Crude oils:
        Sour.........................................     53%        48%          5%      10
        Heavy sweet..................................      9         13          (4)     (31)
        Light sweet..................................      8          9          (1)     (11)
                                                        ----      -----       -----
            Total crude oils.........................     70         70          --       --
    High-sulfur resid................................      4          3           1       33
    Low-sulfur resid.................................      4          6          (2)     (33)
    Other feedstocks and blendstocks.................     22         21           1        5
                                                        ----      -----       -----
        Total charges................................    100%       100%         --%      --
                                                        ====      =====       =====
Yields:
    Gasolines and blendstocks........................     52%        51%          1%       2
    Distillates......................................     28         30          (2)      (7)
    Petrochemicals...................................      4          4          --       --
    Lubes and asphalts...............................      3          3          --       --
    Other products...................................     13         12           1        8
                                                        ----      -----       -----
        Total yields.................................    100%       100%         --%      --
                                                        ====      =====       =====

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)


                                                            Nine Months Ended September 30,
                                                         --------------------------------------
                                                                                    Change
                                                                              -----------------
                                                         2000      1999       Amount      %
                                                         -----    ------      ------    -------
Feedstocks (at U.S. Gulf Coast, except as noted):
    WTI crude oil......................................  $29.82   $17.48      $12.34       71%
    WTI less sour crude oil(b)(d)......................  $ 3.11   $ 2.53      $  .58       23
    WTI less ANS (U.S. West Coast).....................  $ 1.90   $ 1.62      $  .28       17
    WTI less sweet crude oil(c)(d).....................  $ (.48)  $  .19      $ (.67)      -- (e)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI..............  $ 5.39   $ 2.72      $ 2.67       98
        No. 2 fuel oil less WTI........................  $ 2.71   $  .09      $ 2.62       -- (e)
        Propylene less WTI.............................  $ 5.91   $ (.13)     $ 6.04       -- (e)
    U.S. East Coast:
        Conventional 87 gasoline less WTI..............  $ 6.03   $ 3.31      $ 2.72       82
        No. 2 fuel oil less WTI........................  $ 4.57   $  .89      $ 3.68       -- (e)
        Lube oils less WTI.............................  $13.99   $12.54      $ 1.45       12
    U.S. West Coast:
        CARB less ANS..................................  $14.85   $13.66 (f)  $ 1.19        9
        Low sulfur diesel less ANS.....................  $ 8.80   $ 7.11 (f)  $ 1.69       24

-------------

(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Station Assets beginning June 16, 2000.

(b) The market reference differential for sour crude oil is based on posted prices for 35% Arab medium, 30% Arab light, 20% Basrah and 15% Oriente.

(c) The market reference differential for sweet crude oil is based on posted prices for 50% LLS and 50% Cusiana, with LLS adjusted for backwardation.

(d) The market reference differential for the 1999 period has been restated from the amount reported in Valero's September 30, 1999 Form 10-Q to conform to the components used in the 2000 period.

(e)  Percentage variance is greater than 100%.

(f) The 1999 market reference differentials for the U.S. West Coast are presented for information purposes only. The comparison is not relevant to Valero since the Benicia Acquisition did not occur until the second quarter of 2000.

         Valero reported net income for the first nine months of 2000 of $245.8 million, or $4.12 per share, compared to a net loss of $2.2 million, or $.04 per share, for the first nine months of 1999. The substantial increase in year-to-date results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in throughput margins, and the contribution from the Benicia Acquisition ($1.09 per share) completed in the 2000 period. Also contributing to higher year-to-date results was the effect in the first quarter of 1999 of a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi Refinery, as well as certain unit expansions implemented during that downtime, which both reduced results for the 1999 period and increased results for the 2000 period. Partially offsetting the increases in income resulting from these factors for Valero's operations excluding Benicia were higher cash operating costs and selling and administrative expenses, an increase in income tax expense, the effect of certain scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, and the nonrecurrence in 2000 of a benefit to income in 1999 related to a permanent reduction in LIFO inventories.

         Operating revenues increased $5.2 billion, or 98%, to $10.5 billion during the first nine months of 2000 compared to the same period in 1999 due to a $15.51, or 81%, increase in the average sales price per barrel and a 9% increase in average daily sales volumes. The increase in sales prices was due primarily to the factors noted above in the quarter-to-quarter discussion, while the increase in sales volumes was due primarily to additional volumes attributable to the Benicia Acquisition.

         Operating income increased $402.7 million, from $37.4 million during the first nine months of 1999 to $440.1 million during the first nine months of 2000. Excluding the contribution from the Benicia Acquisition noted above, this increase was primarily attributable to an approximate $370 million increase in total throughput margins (discussed below), partially offset by an approximate $68 million increase in cash operating costs and an approximate $32 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs increased primarily due to the factors noted above in the quarter-to-quarter discussion, and to higher maintenance costs related to unscheduled downtime experienced during the 2000 second quarter. Selling and administrative expenses (including related depreciation expense) increased mainly as a result of the factors noted above in the quarter-to-quarter discussion.

         Total throughput margins (excluding the effect of the Benicia Acquisition) increased mainly due to significantly higher gasoline and distillate margins resulting from the dramatic improvement in refining industry fundamentals. Also contributing to the increase in total throughput margins were
(i) higher RFG premiums and oxygenate margins and improved feedstock discounts for sour crude oil resulting primarily from the factors noted above in the quarter-to-quarter discussion and (ii) higher petrochemical margins resulting from improved worldwide demand, particularly in Asia. Partially offsetting these increases in total throughput margins were (i) lower prices for fuel oil and other heavy products relative to crude oil prices, (ii) an increase in sweet crude oil costs to amounts in excess of WTI, (iii) the effect of scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, (iv) a decrease in gains from trading activities and (v) the nonrecurrence in 2000 of a $10.5 million benefit in the first quarter of 1999 resulting from the liquidation of LIFO inventories.

         Other income, net, increased $.5 million during the first nine months of 2000 compared to the same period in 1999 as improved results of $5.5 million from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi were mostly offset by approximately $5 million of costs in 2000 related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable. The increase in Javelina's results was attributable primarily to significantly higher prices for natural gas liquids and increases in prices for ethylene and other products, partially offset by higher natural gas feedstock costs.

         Net interest and debt expense increased $14.9 million, or 35%, to $57 million during the first nine months of 2000 compared to the same period in 1999 due primarily to increased borrowings to fund the Benicia Acquisition (the effects of which are included in the $1.09 per-share contribution from the Benicia Acquisition noted above), partially offset by a reduction in bank borrowings during the 2000 period resulting from Valero's strong earnings and cash flow.

         Income taxes increased from an income tax benefit of $1.2 million in the first nine months of 1999 to income tax expense of $135.7 million in the first nine months of 2000 due primarily to the significant increase in pre-tax income.

OUTLOOK

         Thus far in the fourth quarter of 2000, margins across Valero's business continue to remain strong. Heating oil margins on average are higher than already favorable third quarter levels due to extremely low inventories and increasing demand, and are significantly in excess of depressed fourth quarter 1999 margins. Average West Coast gasoline margins have remained strong due to continued strong demand and the effect of substantial refinery turnaround activity. Although Gulf Coast gasoline margins on average have declined somewhat from the high levels achieved during the third quarter due to normal seasonal patterns, they are still well above fourth quarter historical averages and fourth quarter 1999 margins. With regard to other products, average lube oil margins have increased from third quarter levels to more than double fourth quarter 1999 margins. As a result of improved market conditions, combined with an improved pricing structure related to Valero's lube oil contract with ExxonMobil, Valero expects to see an increase in lube oil results in the fourth quarter compared to the third quarter. Average premiums for RFG thus far in the fourth quarter of 2000 have declined from high third quarter levels but are still in excess of fourth quarter 1999 premiums. Propylene margins thus far in the fourth quarter of 2000, however, have been under extreme pressure and are significantly below fourth quarter 1999 levels due to higher crude oil prices.

         With regard to feedstocks, average discounts for sour crude oil have improved from already favorable third quarter levels due to increasing OPEC production of sour crude oil and continuing higher demand for sweeter crudes, and are well in excess of fourth quarter 1999 discounts. Sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes as a result of the new stringent fuel specifications implemented in 2000 and higher margins for light products. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes increase in the future.

         In the third quarter of 2000, Valero completed a 14-day turnaround and expansion of a distillate hydrotreater at the Texas City Refinery which raised its capacity by 20,000 barrels per day, or BPD. Combined with other operational adjustments, Valero has increased its distillate production from approximately 250,000 BPD to almost 290,000 BPD to take advantage of the strong distillate market. At the Corpus Christi Refinery, Valero completed a 14-day turnaround of the MTBE plant in October 2000 and plans to undergo scheduled turnarounds of the HDS unit, hydrocracker and reformer complex and sulfur plant in December 2000. At the Paulsboro Refinery, turnarounds of the naphtha reformer and diesel hydrotreater are currently underway and are expected to be completed by the end of November 2000. A maintenance turnaround of the crude units at the Texas City Refinery originally scheduled for October 2000 has been moved to January 2001. Valero expects this turnaround will last approximately 30 days. As refining margins merit, Valero expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, conversion capability, operational efficiency and feedstock flexibility and to improve mechanical reliability. The majority of these capital improvements are expected to be performed during scheduled maintenance turnarounds.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $104.8 million during the first nine months of 2000 compared to the same period in 1999 due primarily to the significant increase in earnings discussed above under "Results of Operations," partially offset by a $253.4 million increase in the amount of cash utilized for working capital purposes, as detailed in Note 5 of Notes to Consolidated Financial Statements. In the first nine months of 2000, approximately $118 million, $90 million and $35 million, respectively, of the increases reflected in accounts receivable, accounts payable and accrued expenses were attributable to balances at the end of September related to the operations associated with the Benicia Acquisition which was completed in the second quarter of 2000. However, while the Benicia Acquisition caused a significant increase in individual components of the change in working capital for the first nine months of 2000, it did not have a significant effect on the total change in working capital for that period. This change was primarily attributable to increased accounts receivable resulting from a significant increase in commodity prices from December 31, 1999 to September 30, 2000. This increase in accounts receivable was somewhat offset by an increase in accounts payable, also resulting from higher commodity prices, and an increase in accrued expenses resulting mainly from larger accruals for taxes, interest and variable compensation. During the first nine months of 2000, cash provided by (i) operating activities, (ii) existing cash balances, (iii) proceeds from the common stock, PEPS Units and senior notes offerings described in Note 3 of Notes to Consolidated Financial Statements, and (iv) issuances of common stock related to Valero's benefit plans was utilized to (i) fund the Benicia Acquisition, capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, (ii) repurchase shares of Valero common stock and (iii) pay common stock dividends.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. In connection with Valero's interim financing plan for the Benicia Acquisition, in April 2000, this credit facility was amended to, among other things, increase the total debt-to-capitalization limit from 50% to 65%. This ratio limit was subsequently decreased to 60% upon the completion of the common stock and PEPS Units offerings described in Note 3, and will further decrease to 55% on September 30, 2001. These amendments to the credit facility became effective upon the closing of the acquisition of the Benicia Refinery and the Distribution Assets. As of September 30, 2000, outstanding borrowings under this committed facility totaled $50 million, while letters of credit outstanding were approximately $148 million. Valero also currently has various uncommitted short-term bank credit facilities, along with various uncommitted bank letter of credit facilities. As of September 30, 2000, $93 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $32 million were outstanding under the uncommitted letter of credit facilities. As of September 30, 2000, Valero's debt-to-capitalization ratio was 43.5%, a decrease from 48.4% as of June 30, 2000 (with 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units deemed to be debt for purposes of these computations).

         As discussed in Note 2 of Notes to Consolidated Financial Statements, the Benicia Acquisition was completed in May and June of 2000 for a purchase price of $895 million, plus approximately $150 million for refinery inventories acquired in the transaction and certain other acquisition costs. Interim financing for the acquisition was provided by a $600 million bank bridge loan facility, borrowings under Valero's existing bank credit facilities, and an interim lease arrangement for the Benicia Refinery's dock facility. The $600 million of borrowings under the bridge loan facility, which bore interest at LIBOR plus an applicable margin, and approximately $128 million of the borrowings under Valero's existing bank credit facilities were subsequently repaid with the proceeds of the securities offerings described in Note 3. The Service Station Assets were funded through, and the interim lease arrangement for the dock facility was replaced with, a $155 million structured lease arrangement. This structured lease, which is being accounted for as an operating lease, has a remaining primary term of approximately five years.

         During the first nine months of 2000, Valero expended approximately $206 million for capital investments (excluding the cost of the Benicia Acquisition), including capital expenditures of $131 million, deferred turnaround and catalyst costs of $73 million and investments in joint ventures of $2 million. The deferred turnaround and catalyst costs related primarily to
(i) a maintenance turnaround of the FCC unit and a crude unit at the Paulsboro Refinery, (ii) a turnaround of the residfiner at the Texas City Refinery and
(iii) a turnaround of the hydrocracker and reformer units at the Corpus Christi Refinery. For total year 2000, including amounts related to the Benicia Refinery and the Service Station Assets, Valero currently expects to incur approximately $200 million for capital expenditures and approximately $105 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $15 million for projects related to environmental control and protection (excluding costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). Any major upgrades in any of Valero's refineries would most likely require additional expenditures to comply with environmental laws and regulations. However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters.

         Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the third quarter and first nine months of 2000, Valero repurchased shares of its common stock under these programs at a cost of approximately $31 million and $50 million, respectively. Thus far in the fourth quarter of 2000 (through November 10), Valero has repurchased additional common shares under these programs at a cost of approximately $10 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 7 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB, EITF and SEC which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements at various dates in the future. Except for FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the impact is still being quantified, and Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for which the impact has not yet been determined, the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

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

         In the tables below detailing Valero's open derivative commodity instruments as of September 30, 2000, the total gain or (loss) on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures and options is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. Gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held to hedge refining inventories as of September 30, 2000 (which mature in 2000) (dollars in thousands, except amounts per barrel, or bbl).


                                                         Mature in 2000
                                                     ---------------------
                                                          Fixed Price
                                                     ---------------------
                                                      Payor       Receiver
                                                     --------     --------
Futures:
    Volumes (Mbbls) ............................        5,283        8,412
    Weighted average price (per bbl) ...........     $  35.19     $  34.66
    Contract amount ............................     $185,928     $291,554
    Fair value .................................     $179,750     $284,588

Options:
    Volumes (Mbbls) ............................           --        4,500
    Weighted average strike price (per bbl) ....           --     $   4.58
    Contract amount ............................           --     $  2,791
    Fair value .................................           --     $  7,713

         The following table provides information about Valero's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of September 30, 2000 (which mature in 2000 or 2001) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                      Mature in 2000          Mature in 2001
                                                    -------------------    -------------------
                                                        Fixed Price            Fixed Price
                                                    -------------------    -------------------
                                                      Payor    Receiver     Payor     Receiver
                                                    --------   --------    --------   --------
Swaps:
    Notional volumes (Mbbls) ....................      1,500      7,725         300      2,700
    Weighted average pay price (per bbl) ........   $   1.83   $   5.58    $   2.00   $   3.55
    Weighted average receive price (per bbl) ....   $   2.74   $   4.19    $   3.55   $   3.11
    Fair value ..................................   $  1,357   $(10,698)   $    465   $ (1,201)

Futures:
    Volumes (Mbbls) .............................      1,122      1,046         280        102
    Weighted average price (per bbl) ............   $  32.02   $  32.27    $  32.45   $  31.90
    Contract amount .............................   $ 35,924   $ 33,750    $  9,086   $  3,254
    Fair value ..................................   $ 35,677   $ 33,386    $  9,782   $  3,720

         In addition to the above, as of September 30, 2000, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of September 30, 2000, these swaps had a weighted average receive price of $25.52 per barrel and a net unrecognized fair value of approximately $63.7 million.

TRADING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of September 30, 2000 (which mature in 2000 or 2001) (dollars in thousands, except amounts per barrel or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                         Mature in 2000          Mature in 2001
                                                      ---------------------   ----------------------
                                                          Fixed Price              Fixed Price
                                                      ---------------------    ---------------------
                                                        Payor     Receiver       Payor     Receiver
                                                      ---------   ---------    ---------   ---------
Swaps:
    Notional volumes (Mbbls) ......................       6,200       6,250        3,450       4,050
    Weighted average pay price (per bbl) ..........   $    3.32   $    6.66    $    3.86   $    4.58
    Weighted average receive price (per bbl) ......   $    6.51   $    3.44    $    5.07   $    3.51
    Fair value ....................................   $  19,797   $ (20,126)   $   4,194   $  (4,319)

    Notional volumes (billion Btus, or BBtus) .....      25,950      25,050       17,085      16,485
    Weighted average pay price (per MMBtu) ........   $    3.70   $    4.07    $    3.48   $    3.77
    Weighted average receive price (per MMBtu) ....   $    3.93   $    3.84    $    3.65   $    3.60
    Fair value ....................................   $   6,100   $  (5,762)   $   2,829   $  (2,684)

Futures:
    Volumes (Mbbls) ...............................      11,599      12,116        3,975       3,733
    Weighted average price (per bbl) ..............   $   23.94   $   25.08    $   20.26   $   19.10
    Contract amount ...............................   $ 277,710   $ 303,819    $  80,544   $  71,292
    Fair value ....................................   $ 378,528   $ 396,140    $ 117,715   $ 110,733

    Volumes (BBtus) ...............................      10,040       9,730        8,250       8,250
    Weighted average price (per MMBtu) ............   $    4.29   $    4.43    $    4.50   $    4.26
    Contract amount ...............................   $  43,092   $  43,098    $  37,126   $  35,160
    Fair value ....................................   $  52,353   $  50,745    $  41,465   $  41,465

Options:
    Volumes (Mbbls) ...............................          --         150           --          --
    Weighted average strike price (per barrel) ....          --   $    7.00           --          --
    Contract amount ...............................          --   $     128           --          --
    Fair value ....................................          --   $      45           --          --

INTEREST RATE RISK

         Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Valero Energy Corporation, et al. v. M.W. Kellogg, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that would result in a judgment between $4.5 and $6.25 million, depending on the calculation of prejudgment interest by the court. To date, no judgment has been rendered. Any judgment will be appealed by Valero.

         Berisha, et al. v. Amerada Hess Corp., et al., Case No. 00-CIV-1898-[SAS], United States District Court for the Southern District of New York. This case was initially reported in Part II of Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. On May 24, 2000, Valero was served with a complaint seeking to certify a class action which alleges that numerous gasoline suppliers, including Valero, contaminated groundwater in the State of New York with methyl tertiary butyl ether (MTBE). Valero has filed a motion to dismiss the complaint based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. Early discovery has been allowed by the judge and is proceeding. The Judicial Panel on Multidistrict Litigation has consolidated this matter with two other related cases for pretrial purposes. The cases are consolidated in the United States District Court for the Southern District of New York.

         Texas City Terminal Railway Company d/b/a Port of Texas City v. Marathon Ashland Petroleum, LLC, et al., Civil Action No. G-00-239, United States District Court for the Southern District of Texas (Galveston Division). This case was initially reported in Part II of Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. The April 28, 2000 complaint filed in federal court by Texas City Railway Company was dismissed on September 6, 2000 pursuant to a tolling agreement. Texas City Railway Company had filed a complaint alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties are presently seeking to resolve the matter through mediation which is expected to conclude in the first quarter of 2001.

         Environmental Protection Agency - Section 114 Information Request. Earlier this year, the United States Environmental Protection Agency ("EPA") issued a series of information requests to U.S. refiners pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Like other refiners, Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         27.1* Financial Data Schedule (reporting financial information as of and for the nine months ended September 30, 2000).

-----------------

*    The Financial Data Schedule shall not be deemed "filed" for purposes of
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b)  Reports on Form 8-K.

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VALERO ENERGY CORPORATION
                                                       (Registrant)


                                                By: /s/  John D. Gibbons
                                                    ----------------------------
                                                    John D. Gibbons
                                                    Chief Financial Officer,
                                                    Vice President - Finance
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    and Accounting Officer)


Date: November 13, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 27.1           Financial Data Schedule