Form 10-K405
period 2000-12-31
VALERO ENERGY CORP/TX
filed 2001-02-23
CIK 1035002

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from____________ to_________


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

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                        -----------------------
COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE
PREMIUM EQUITY PARTICIPATING SECURITY UNITS       NEW YORK STOCK EXCHANGE

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

                                  Yes X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value on February 1, 2001, of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant, based on the average of the high and low prices as quoted in the New York Stock Exchange Composite Transactions listing for that date, was approximately $2.0 billion. As of February 1, 2001, 61,038,088 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Valero intends to file with the Securities and Exchange Commission in March 2001 a definitive Proxy Statement for Valero's Annual Meeting of Stockholders scheduled for May 10, 2001, at which directors of Valero will be elected. Portions of the 2001 Proxy Statement are incorporated by reference in
Part III of this Form 10-K and shall be deemed to be a part hereof.

                              CROSS-REFERENCE SHEET


         The following table indicates the headings in the 2001 Proxy Statement where the information required in Part III of Form 10-K may be found.

FORM 10-K ITEM NO. AND CAPTION                              HEADING IN 2001 PROXY STATEMENT
------------------------------                              -------------------------------

10.   "Directors and Executive Officers of the
         Registrant"...................................     "Proposal No. 1 - Election  of  Directors," and "Information
                                                            Concerning Nominees and Other Directors" and
                                                            "Section 16(a) Beneficial Ownership Reporting Compliance"

11.   "Executive Compensation".........................     "Executive Compensation," "Stock Option Grants and Related
                                                            Information," "Report of the Compensation Committee of the
                                                            Board of Directors on Executive Compensation," "Retirement
                                                            Benefits," "Arrangements with Certain Officers and Directors"
                                                            and "Performance Graph"

12.   "Security Ownership of Certain Beneficial
         Owners and Management"........................     "Beneficial Ownership of Valero Securities"

13.   "Certain Relationships and Related
         Transactions".................................     "Transactions with Management and Others"



         Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.

                                                      CONTENTS
                                                                                                                PAGE
             Cross Reference Sheet.....................................................................          ii
PART I
Item 1.       Business..................................................................................          1
              Acquisition of California Refining and Marketing Assets...................................          2
              Valero's Strategic Direction..............................................................          2
              Refining, Marketing and Feedstock Supply..................................................          4
                 Refining...............................................................................          4
                    Gulf Coast..........................................................................          4
                    East Coast..........................................................................          6
                    West Coast..........................................................................          6
                    Selected Operating Results..........................................................          7
                 Marketing..............................................................................          8
                 Feedstock Supply.......................................................................          9
              Factors Affecting Operating Results.......................................................          9
              Competition...............................................................................         11
              Environmental Matters.....................................................................         12
              Executive Officers of the Registrant......................................................         15
              Employees.................................................................................         16
Item 2.       Properties................................................................................         16
Item 3.       Legal Proceedings.........................................................................         16
                 Environmental Proceedings..............................................................         16
                 Other Litigation.......................................................................         17
Item 4.       Submission of Matters to a Vote of Security Holders.......................................         18
PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................         19
Item 6.       Selected Financial Data...................................................................         20
Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................................         21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................         37
Item 8.       Financial Statements......................................................................         41
Item 9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...............................................................         85
PART III
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................         85

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-K contains certain estimates, predictions, projections and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. Some important factors (but not necessarily all factors) that could affect Valero's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed or forecast by Valero are discussed in "Item 1. Business" under the headings "Factors Affecting Operating Results," "Competition," and "Environmental Matters," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Forward-Looking Statements" as well as in Valero's other filings with the Securities and Exchange Commission. Valero does not intend to update these statements unless the securities laws require Valero to do so. Valero undertakes no obligation to publicly release the result of any revisions to any forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

         Valero Energy Corporation(1) is one of the largest and most geographically diverse independent petroleum refining and marketing companies in the United States. Valero owns and operates six refineries in Texas, California, Louisiana and New Jersey with a combined throughput capacity of approximately 1,000,000 barrels per day, or BPD (723,000 BPD of crude capacity). Valero produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel and oxygenates, and is able to produce gasoline meeting specifications of the California Air Resources Board, or CARB gasoline. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals. Valero markets its products in 34 states through an extensive wholesale bulk and rack marketing network, and in California through approximately 350 retail locations. Valero's principal executive offices are located at One Valero Place, San Antonio, Texas, 78212 and its telephone number is (210) 370-2000.

-----------------------
         (1) Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company as a wholly owned subsidiary of Valero Energy Corporation, referred to as Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders by distributing all of the common stock of Valero. Immediately after this distribution, Old Valero, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation. The distribution of Valero to Old Valero's stockholders and the merger of Old Valero with the subsidiary of PG&E Corporation are collectively referred to as the "Restructuring." Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation and its common stock was listed for trading on the New York Stock Exchange under the symbol "VLO."

         As used in this report, the term "Valero" may, depending upon the context, refer to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

         For financial and statistical information regarding Valero's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." For a discussion of cash flows provided by and used in Valero's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

         On May 15, 2000, Valero acquired from Exxon Mobil Corporation the Benicia Refinery and certain Exxon-branded supplier relationships with over 260 independently owned service stations. On June 15, 2000, Valero closed the remaining retail component of the transaction, which included approximately 80 Exxon-branded California service stations. The aggregate purchase price was $895 million plus approximately $150 million for refinery inventories and certain other costs associated with the transaction. This transaction is hereafter collectively referred to as the "Benicia Acquisition." The Benicia Refinery is more fully discussed below in "Item 1. Business" under the heading "Refining, Marketing and Feedstock Supply - Refining - Benicia Refinery."

         The Benicia Acquisition was funded through a senior notes offering, an offering of premium equity participating security units, or PEPS Units, a common stock offering and borrowings under Valero's existing bank credit facilities. See Notes 5, 6 and 7 of Notes to Consolidated Financial Statements for details regarding these offerings. In addition, Valero entered into a structured lease arrangement for the 80 service stations and the refinery's dock facility. See Notes 3 and 14 of Notes to Consolidated Financial Statements.

VALERO'S STRATEGIC DIRECTION

         Valero has distinguished itself among independent refiners by cost-effectively upgrading its refineries to increase both output and overall refining complexity and flexibility, thus enhancing Valero's ability to process lower-cost feedstocks into higher value-added premium products. Valero processes a wide slate of feedstocks including sour crude oils, intermediates and residual fuel oils, or resid, which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. Approximately 75% of Valero's feedstock slate is comprised of sour crudes, intermediates and resid.

         Approximately 60% of Valero's total gasoline production is premium-grade gasoline, reformulated gasoline, or RFG, and gasoline that meets the specifications of the California Air Resources Board, or CARB gasoline, all of which sell at a premium over conventional grades of gasoline. Valero also can produce up to 75% of its distillate slate as low-sulfur diesel and jet fuel, which sell for a premium over high-sulfur heating oil. In addition to its feedstock and product advantages, Valero has synergies among its Gulf Coast refineries that allow Valero to transfer intermediate feedstocks such as deasphalted oil and atmospheric tower bottoms, or ATBs, among the Texas City, Houston and Corpus Christi Refineries.

         Valero intends to remain a premier, independent refining and marketing company that focuses on innovative, efficient upgrading of low-cost feedstocks into higher-value premium products. Valero's strategic objectives include the following:

                  Accretive Growth through Acquisitions. Valero intends to selectively pursue acquisitions in order to increase growth and diversification. As part of this strategy, Valero regularly searches for acquisition opportunities that it believes will be immediately accretive to earnings and cash flow and provide acceptable rates of return.

                  Upgrading Refineries in a Cost-Effective Manner. Valero continually evaluates opportunities to maximize the value of its refineries through cost-effective upgrades and expansions. Valero believes that refineries that are more flexible with regard to processing lower-cost feedstocks and that are able to produce higher value-added premium products such as RFG and low-sulfur diesel are better positioned to exploit increases in refining margins and mitigate the effects of decreases in refining margins than refineries that produce more conventional forms of gasoline and distillates from higher-cost feedstocks.

                  Dedication to Safety and Environmental Concerns. Valero continues to focus on and devote significant time and resources to safety training and accountability programs throughout its operations. Valero seeks to be environmentally proactive and will continue to actively monitor developments with the EPA's proposed air emissions reduction rules and other regulatory changes.

                  Maintaining Financial Flexibility. Valero intends to maintain discipline in its overall financial plan to maintain its investment grade rating and remain flexible for the purpose of financing acquisitions. Valero intends to maintain sufficient committed and uncommitted bank credit lines and letter of credit facilities as necessary to reduce borrowing costs and enhance liquidity. Valero seeks to maintain a discipline in its capital expenditures program consistent with the financial ratio requirements of its credit facilities.

REFINING, MARKETING AND FEEDSTOCK SUPPLY

     REFINING

         Valero's six refineries have a combined total throughput capacity of approximately 1,000,000 BPD. The following table lists the location of each of Valero's refineries and their respective feedstock throughput capacities as of December 31, 2000.

                                                            FEEDSTOCK THROUGHPUT
            REFINERY                    LOCATION              CAPACITY IN BPD

Gulf Coast
     Corpus Christi Refinery       Corpus Christi, Texas            225,000
     Texas City Refinery           Texas City, Texas                210,000
     Houston Refinery              Houston, Texas                   115,000
     Krotz Springs Refinery        Krotz Springs, Louisiana          85,000
East Coast
     Paulsboro Refinery            Paulsboro, New Jersey            185,000
West Coast
     Benicia Refinery              Benicia, California              165,000
                                                                    -------
        TOTAL                                                       985,000 (a)
                                                                   ========

-----------------------
(a) Crude unit capacity = 723,000 BPD


 Gulf Coast

         Corpus Christi Refinery. The Corpus Christi Refinery is located along the Corpus Christi Ship Channel. The Corpus Christi Refinery is a complex refinery that specializes in processing primarily lower-cost sour crude oil and resid into premium products, such as RFG and CARB gasoline. The Corpus Christi Refinery produces primarily premium-grade gasoline and gasoline-related products and low-sulfur diesel. The refinery can produce most of its gasoline as RFG and all of its diesel fuel as low-sulfur diesel. The refinery can also produce certain petrochemicals, including propylene and xylene. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Corpus Christi Ship Channel, and utilizes the Coastal, Colonial, Explorer and other major pipelines for distribution of its products.

         The Corpus Christi Refinery has substantial flexibility to vary its mix of gasoline products to meet changing market conditions. The refinery's primary operating units include a heavy oil cracker, or HOC, a hydrodesulfurization unit, or HDS unit, a hydrocracker and a reformer complex. It also operates certain units that produce oxygenates(2) such

--------
(2) "Oxygenates" are liquid hydrocarbon compounds containing oxygen. Gasoline that contains oxygenates usually has lower carbon monoxide emissions than conventional gasoline. MTBE is an oxygen-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines. TAME, like MTBE, is an oxygen-rich, high-octane gasoline blendstock.

as MTBE (methyl tertiary butyl ether) and TAME (tertiary amyl methyl ether), which are blended into Valero's gasoline production and also sold separately. These units and related facilities diversify the refinery's operations, giving the refinery the flexibility to pursue potentially higher-margin product markets utilizing lower-cost feedstocks. Turnarounds of the hydrocracker and reformer complexes were completed in early 2000. Turnarounds of the hydrodesulfurization unit and the oleflex and related units were completed in the fourth quarter of 2000. No major turnarounds are currently planned for 2001.

         Texas City Refinery. The Texas City Refinery is capable of refining lower-cost sour crudes into a slate of gasolines and distillates, including home heating oil, low-sulfur diesel, kerosene and jet fuel. Other products include chemical-grade propylene and propane. The Texas City Refinery can also provide intermediate feedstocks such as deasphalted oil and ATBs to the Corpus Christi Refinery and/or the Houston Refinery. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Texas City Ship Channel, and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

         The Texas City Refinery's primary operating units include a crude distillation complex, a fluid catalytic cracking unit, or FCC Unit, a Residfiner (which reduces the sulfur content and improves the cracking characteristics of the feedstocks for the FCC Unit), and a Residual Oil Supercritical Extraction unit, or ROSE unit (which recovers deasphalted oil from the vacuum tower bottoms for feed to the FCC Unit). In 2000, Valero increased net refinery throughput capacity by approximately 8,000 BPD by expanding the refinery's hydrotreating unit and FCC Unit. Valero also completed a turnaround of the Residfiner in 2000. In early February 2001, in conjunction with a scheduled turnaround, Valero completed an upgrade of two of the refinery's crude units to increase net refinery throughput capacity by approximately 20,000 BPD, and to increase the efficiency and reliability of these units. At this time, a turnaround of the Residfiner was also completed.

         Houston Refinery. The Houston Refinery primarily processes sour crude oils to produce conventional gasoline, high-sulfur diesel and other distillates. The refinery also produces chemical-grade propylene. The refinery's primary operating units include a crude distillation complex and an FCC Unit. The refinery typically receives its feedstocks via tanker at deep-water docking facilities along the Houston Ship Channel. This facility also typically delivers its products through major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

         In the first quarter of 2001, Valero expects to complete the first plantwide turnaround at this refinery since Valero acquired it in 1997. During the turnaround, expansions and modifications of the refinery's FCC Unit and crude unit are expected to increase the refinery's production capacity by over 5,000 BPD and provide enhanced feedstock processing flexibility. The turnaround is also expected to substantially enhance the reliability of the FCC Unit and improve the yields of light products.

         Krotz Springs Refinery. The Krotz Springs Refinery processes primarily local, light Louisiana sweet crude oil to produce conventional gasoline, high-sulfur diesel and other distillates. The refinery is geographically located to benefit from access to upriver markets on the Mississippi River, and has docking facilities along the Atchafalaya River sufficiently deep to allow barge access. The facility is also connected to the Colonial pipeline for product transportation to the Southeast and Northeast. Initially completed around 1982, the refinery is a relatively new facility compared to other U.S. refineries. Primary units include a crude distillation complex, an FCC Unit and a reformer complex. No major turnarounds were performed in 2000, and none are currently planned for 2001.

     East Coast

         Paulsboro Refinery. On September 16, 1998, Valero purchased substantially all of the assets related to Mobil Oil Corporation's refinery in Paulsboro, New Jersey, and assumed certain of its liabilities. This transaction is hereafter called the "Paulsboro Acquisition." The Paulsboro Acquisition improved Valero's geographic diversity by providing better access to Northeast markets and diversified Valero's product mix through the refinery's production of lubricant basestocks and asphalt.

         The Paulsboro Refinery processes primarily sour crudes into a wide slate of gasoline, distillates, lubricant basestocks and asphalt. Major units at the refinery include a lubricants crude unit, a fuels crude unit, an FCC Unit, a naphtha reformer unit, an asphalt rack and blend facility and a lubricants plant. Feedstocks and refined products are typically transported via refinery-owned dock facilities along the Delaware River, ExxonMobil's product distribution system or the refinery's access to the Colonial pipeline, which allows products to be sold into the New York Harbor market.

         In the second quarter of 2000, Valero completed expansions of the refinery's FCC Unit and one of its crude units in conjunction with a scheduled turnaround. Valero completed a turnaround of the reformer unit in the fourth quarter of 2000. Valero intends to upgrade the refinery's lubricants crude unit and lubricants plant in the third quarter of 2001.

     West Coast

         Benicia Refinery. Valero acquired the Benicia Refinery on May 15, 2000 from ExxonMobil. The refinery is located on the Carquinez Straits of the San Francisco Bay. It is a complex refinery which processes sour crude oils and produces a high percentage of light products, with limited production of other products. Over 70% of the refinery's production is gasoline, approximately 95% of which meets the California Air Resources Board specifications for CARB II gasoline sold in California. The refinery can produce approximately 120,000 BPD of gasoline (115,000 BPD of which is CARB II gasoline). The refinery's other products include jet fuel, low-sulfur diesel, oxygenates and natural gas liquids.

         The Benicia Refinery's primary operating units include a crude distillation unit, a vacuum distillation unit, an FCC Unit, a hydrocracking unit, a reforming unit and a fluidized coking unit. Also included with the refinery assets are a deep-water dock located offsite on the Carquinez Straits that is capable of berthing large crude carriers, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. The majority of the refinery's products are distributed via the Kinder Morgan pipeline in California.

         During a turnaround in the first quarter of 2001, Valero completed an upgrade of the refinery's hydrogen plant, hydrotreater and hydrocracker units to increase CARB II gasoline production. No other turnarounds are scheduled for the remainder of 2001.

     Selected Operating Results

         The following tables set forth certain consolidated operating results for the last three fiscal years (volumes are stated in thousand barrels per day or MBPD). Amounts for 2000 include the results of operations related to the Benicia Refinery and related distribution assets beginning May 16, 2000, and the operations related to the retail service stations beginning June 16, 2000. Amounts for 1998 include the results of operations of the Paulsboro Refinery after September 16, 1998. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes. Aggregate refinery charges and yields are expressed as percentages of total charges and yields, respectively.

                                                                     Year Ended December 31,
                                                        --------------------------------------------
                                                         2000               1999              1998
                                                        ------             -----             ------

Refinery Throughput Volumes .............                 857                712                579
Sales Volumes ...........................               1,142              1,033                894
Average Throughput Margin per Barrel ....               $5.08              $2.90              $3.50
Average Operating Cost per Barrel:
     Cash (Fixed and Variable) ..........               $2.18              $1.83              $2.03
     Depreciation and Amortization ......                 .52                .52                .55
                                                        -----              -----              -----
          Total Operating Cost per Barrel               $2.70              $2.35              $2.58
                                                        =====              =====              =====

Charges:
     Crude Oils:
         Sour ...........................                  55%                48%                37%
         Heavy Sweet ....................                   8                 12                 20
         Light Sweet ....................                   8                  9                 11
                                                        -----              -----              -----
              Total Crude Oils ..........                  71                 69                 68
     High-Sulfur Residual Fuel Oil ......                   4                  3                  9
     Low-Sulfur Residual Fuel Oil .......                   3                  6                  3
     Other Feedstocks and Blendstocks ...                  22                 22                 20
                                                        -----              -----              -----
         Total Charges ..................                 100%               100%               100%
                                                        =====              =====              =====

Yields:
     Gasolines and Blendstocks ..........                  53%                51%                53%
     Distillates ........................                  28                 29                 28
     Petrochemicals .....................                   3                  5                  4
     Lubes and Asphalts .................                   3                  3                  1
     Other Products .....................                  13                 12                 14
                                                        -----              -----              -----
         Total Yields ...................                 100%               100%               100%
                                                        =====              =====              =====

         For additional information regarding Valero's operating results for the three years ended December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     MARKETING

         Over 85% of Valero's product slate is comprised of premium products such as gasoline and related components, distillates, lubricant basestocks and petrochemicals. Valero sells refined products under spot and term contracts to bulk and truck rack customers at over 200 locations in 34 states throughout the United States and selected export markets in Latin America. Valero also sells its gasoline at retail service stations in California. Valero's bulk sales are made to various oil companies and gasoline distributors, and are transported by pipeline, barges and tankers. Valero markets over 200,000 BPD of gasoline and distillates through truck rack facilities. The principal purchasers of its products from truck racks are wholesalers and distributors in the Northeast, Southeast, Midwest, West Coast and Gulf Coast. Each of Valero's refineries has access to deep-water transportation facilities. Interconnects with common-carrier pipelines give Valero the flexibility to sell products in most major geographic regions of the United States.

         Total product sales volumes in 2000 averaged approximately 1,142,000 BPD. Sales volumes included amounts produced at Valero's refineries and amounts purchased from third parties and resold in connection with its marketing activities. In 2000, substantially all of the light products from the Paulsboro Refinery were sold to ExxonMobil at market-related prices pursuant to long-term agreements. In 2000, approximately 11.7% of Valero's consolidated operating revenues were derived from ExxonMobil. Other than sales to ExxonMobil, no single purchaser of Valero's products accounted for more than 10% of total sales during 2000. As part of the Paulsboro Acquisition, Valero and Mobil signed long-term agreements for the Paulsboro Refinery to supply Mobil's adjacent lube oil blending and packaging facility with fuels and lubricant basestocks. In addition, Valero and Mobil signed long-term agreements for the Paulsboro Refinery to supply portions of Mobil's marketing operations with light products at market-related prices.

         Approximately 60% of Valero's gasoline production is RFG, CARB gasoline, and premium-grade gasoline. Approximately 65,000 BPD of Valero's RFG production is under contract at market-related prices to gasoline marketers in Texas and the Northeast. Approximately 43,000 BPD of the Benicia Refinery's CARB gasoline is sold under contract at market-related prices to gasoline marketers in California. When market conditions are favorable, Valero can also supply CARB gasoline to West Coast markets from its Corpus Christi Refinery.

         Included in the Benicia Acquisition were certain service stations, including 10 company-owned and operated sites and 70 lessee-dealer sites, all of which are in the greater San Francisco Bay area. Valero offers its own brand of retail petroleum products at these locations. Dealers at these locations have entered into a franchise agreement with Valero to market products under the new Valero brand. In July 2000, these dealers were offered an option to purchase the stations that they were leasing. If exercised, the purchase option requires the dealers to enter into a fuels purchase agreement with Valero for a term of 15 years. Any purchases of stations by these dealers resulting from the exercise of their purchase options are expected to be completed by the end of the first quarter of 2001. Valero also acquired ExxonMobil's California distributor contracts to supply Exxon-branded products to over 260 independently owned and operated service stations outside the San Francisco Bay area. These sites retained the right to use the Exxon brand, and continue to accept the Exxon proprietary credit card and receive Exxon brand support. Valero enjoys the exclusive right to offer the Exxon brand in California (except in the San Francisco Bay area) until 2010.

     FEEDSTOCK SUPPLY

         Refinery acquisitions and capital improvements since 1997 have expanded and diversified the slate of feedstocks Valero can process. Prior to these investments, Valero's primary feedstock was resid processed at the Corpus Christi Refinery, representing 50-70% of total feedstocks. But now, approximately 75% of Valero's feedstock slate is comprised of sour crude oil, intermediates and resid. The remaining feedstocks are primarily low-sulfur crude oil and other feedstocks such as methanol and butane.

         Approximately 556,000 BPD, or 77%, of Valero's total crude oil feedstock requirements are purchased through term feedstock contracts. The remainder of its feedstock requirements are generally purchased on the spot market. The term agreements include contracts to purchase feedstocks from various foreign national oil companies and domestic integrated oil companies at market-related prices. In particular, a significant portion of Valero's feedstock requirements are served through suppliers in the Middle East, and, therefore, Valero is subject to the political, geographic and economic risks attendant to doing business with suppliers located in that area. If one or more of Valero's term contracts were terminated, Valero presently believes that it would be able to find alternative sources of supply without material adverse effect on its business, but Valero cannot provide assurance that satisfactory alternative sources of supply will continue to be available.

         In connection with the Benicia Acquisition, Valero entered into a ten-year contract providing for ExxonMobil to supply to Valero's Benicia Refinery certain quantities of Alaska North Slope crude oil, or ANS crude, at market-related prices. The contract provides for ExxonMobil to supply up to 65,000 BPD of ANS crude during 2001. Under the contract, Valero will have an option to reduce the required volumes by 20,000 BPD once per year beginning January 1, 2002.

         Valero owns feedstock and refined product storage facilities and leases feedstock and refined product storage facilities in various locations. Valero believes its storage facilities are adequate for its refining and marketing operations.

FACTORS AFFECTING OPERATING RESULTS

         Valero's earnings and cash flow from operations are primarily affected by the relationship, or margins, between refined product prices and the prices for crude oil and other feedstocks. Valero's cost to acquire feedstocks and the price for which Valero ultimately can sell refined products depend on numerous factors beyond Valero's control, including regional and global supply and demand for crude oil, gasoline, diesel and other feedstocks and refined products, which in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, competitive fuels, political affairs and the extent of governmental regulation. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. For example, in 1998, significant declines in feedstock and refined product prices resulted in non-cash inventory write-downs of $171 million, which decreased earnings by $111 million. In some prior years, there was a substantial excess supply of refined products, which led to low prices and weak refining margins. Although these refining fundamentals and refining margins improved significantly in 2000, there can be no assurance that these improvements will continue or be sustainable. Some specific factors that may affect Valero's refining margins are listed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

         Feedstock and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the price of refined products have historically been subject to wide fluctuation. Industry expansion, installation of additional refinery facilities, price volatility, international political and economic developments and other factors beyond Valero's control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter in the Northeast. For example, three consecutive unseasonably warm winters in the Northeast resulted in reduced demand, unusually high inventories and considerably lower prices for heating oil during 1999.

         A large portion of Valero's feedstock supplies are secured under term contracts. There is no assurance of renewal of these contracts upon their expiration or that economically equivalent substitute feedstock supplies can be secured. Feedstock supplies from international producers are loaded aboard chartered vessels and are subject to the usual maritime hazards. If foreign sources of crude oil or access to the marine system for delivering crude oil were curtailed, Valero's operations could be adversely affected. In addition, the loss of, or an adverse change in the terms of, certain of its feedstock supply agreements or the loss of sources or means of delivery of its feedstock supplies, could adversely affect its operating results. The volatility of prices and quantities of feedstocks that may be purchased on the spot market or pursuant to term contracts could also have a material adverse effect on operating results.

         Valero's operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and compositions of gasoline and diesel fuels. Environmental laws are increasingly becoming more stringent and new environmental laws and regulations that affect Valero's operations are continuously being enacted or proposed, such as those relating to MTBE, CARB gasoline, and the Clean Air Act's Tier II gasoline standards and Maximum Available Control Technology rule. These laws and regulations, and their potential effect on Valero's results of operations, are more fully discussed below under the heading "Environmental Matters."

         Because Valero's refineries are generally more complex than many conventional refineries and are designed to process heavy and sour crude oils, including resid, its operating costs per barrel are generally higher than those of most conventional refiners. But because Valero's primary feedstocks usually sell at discounts to benchmark crude oil, Valero has generally been able to recover its higher operating costs by generating higher margins than many conventional refiners that use lighter crudes as their principal feedstocks. Moreover, through recent acquisitions, improvements in technology and modifications to its operating units, Valero has improved its flexibility to process different types of feedstocks, including heavier crude oils. Valero expects that its primary feedstocks will continue to sell at a discount to benchmark crude oil, but is unable to predict future relationships between the supply of and demand for its feedstocks.

         In late 2000, the availability of electric power in California decreased dramatically due to rising demand resulting from colder than normal temperatures and shrinking supplies resulting from generation plant outages and reduced power imports. The electricity crisis escalated in early 2001 resulting in periodic blackouts and power cutbacks to industrial and residential users by the state's electrical utilities, one of which is Pacific Gas and Electric Company, the electricity supplier to the Benicia Refinery. The electricity crisis and the financial troubles of certain of California's utilities, including Pacific Gas and Electric, have not to date had any impact on the Benicia Refinery. The refinery's contract with Pacific Gas and Electric is not interruptible. However, there can be no assurance that the electricity crisis in California will soon abate or that the California utilities will be able to continue to supply energy to the Benicia Refinery or to the pipelines that distribute the refinery's products at historical rates or in historical quantities.

         In April 1995, six major oil refiners filed a lawsuit against Unocal Corporation concerning the validity of a patent claimed by Unocal on certain gasoline compositions required by the CARB Phase II regulations in California. In 1997, a federal court jury upheld the validity of Unocal's patent and awarded Unocal royalty damages based on infringement of the patent. The decision was appealed, and in March 2000, a panel of the Court of Appeals for the Federal Circuit affirmed the lower court decision. On February 20, 2001, the United States Supreme Court denied the oil refiners' petition for review of the decision. Unocal also has four other patents for gasoline compositions that are not involved in the litigation. Valero is not a party to the patent lawsuit, but if Valero were required to pay a royalty on the gasoline compositions claimed by Unocal's several patents, such amounts could affect Valero's operating results and alter the blending economics for compositions not covered by the patents.

COMPETITION

         Many of Valero's competitors in the petroleum industry are fully integrated companies engaged on a national or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Valero's. Such competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of such segments. All of Valero's crude oil and feedstock supplies are purchased from third-party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

         The refining industry is highly competitive with respect to both feedstock supply and marketing. Valero competes with numerous other companies for available supplies of feedstocks and for outlets for its refined products. Valero does not produce any of its crude oil feedstocks, and, following the Benicia Acquisition, controls only limited retail outlets for its refined products. Many of Valero's competitors obtain a significant portion of their feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets (including brand-name recognition) are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned than Valero to withstand periods of depressed refining margins or feedstock shortages.

         Valero expects its industry to continue to restructure and consolidate through mergers, acquisitions, divestitures, joint ventures and similar transactions, making for a more competitive business environment, yet providing opportunities for Valero to expand its operations. As refining margins merit, Valero expects to continue to make capital improvements to increase the throughput capacity of its refinery facilities and increase their operational flexibility.

ENVIRONMENTAL MATTERS

         Valero's operations are subject to environmental regulation by federal, state and local authorities, including but not limited to, the EPA, the Texas Natural Resource Conservation Commission (TNRCC), the New Jersey Department of Environmental Protection, the California Environmental Protection Agency and the Louisiana Department of Environmental Quality. The regulatory requirements relate primarily to discharge of materials into the environment, waste management and pollution prevention measures. The significant federal laws applicable to Valero's operations include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA; and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA. The Clean Air Act establishes stringent criteria for regulating conventional air pollutants as well as toxic pollutants at operating facilities, and requires refiners to market cleaner-burning gasoline in specific regions of the country to reduce ozone-forming pollutants and toxic emissions.

         In February 2000, the EPA's "Tier II" gasoline standard was published in final form pursuant to the Clean Air Act. The standard will ultimately require the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million; the regulation will be phased in beginning in 2004. In addition, the EPA finalized its Tier II distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 parts per million to 15 parts per million, beginning June 1, 2006. The new Tier II specifications for the reduction of sulfur in both gasoline and distillates are expected to cost the refining industry as much as $16 billion to meet. Valero has determined that modifications will be required at each of its refineries as a result of the Tier II standards. Based on preliminary estimates, Valero believes that the new Tier II specifications will require approximately $270 million in capital expenditures for Valero's refineries to comply, split evenly between expenditures to meet the gasoline standard and expenditures to meet the distillate standard, but excluding the cost to install hydrogen production facilities. Valero currently plans to begin implementing the modifications in 2001 and expects all modifications to be complete by 2006.

         The EPA has proposed a Maximum Available Control Technology rule, or MACT II rule, under the Clean Air Act. The EPA is expected to issue the final rule in the second quarter of 2001. The MACT II rule contains a three-year compliance schedule for refiners to install any pollution control technology that may be required in order to meet emissions limitations of the rule applicable to FCC units, sulfur recovery units and reformers. Valero does not anticipate that significant capital expenditures will be required in order for Valero to comply with the MACT II rule.

         In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations. Valero believes that any settlement with the EPA in this matter may require various capital improvements or changes in operating parameters or both at some or all of Valero's refineries.

         Because Valero manufactures a significant portion of its gasoline as RFG, certain federal and state clean-fuel programs significantly affect its operations. Valero cannot control or precisely predict the effect that these clean-fuel programs may have on the cost to manufacture, demand for or supply of refined products. The EPA's oxygenated fuel program under the Clean Air Act requires that areas designated "nonattainment" for carbon monoxide use gasoline that contains a prescribed amount of clean-burning oxygenates during certain winter months. In addition, over 50 United States metropolitan areas participate in the EPA's RFG program which requires year-round usage of RFG to decrease emissions of hydrocarbons and toxic pollutants. Phase II of the federal RFG program became effective in January 2000, further restricting the acceptable levels of nitrous oxides, volatile organic compounds and toxics in gasoline. In order to meet the new restrictions, refiners will necessarily need to reduce the sulfur, benzene and vapor pressure of gasoline, which could effectively reduce the production capacity of U.S. refiners.

         The general growth in worldwide demand for cleaner-burning gasolines could lead to continued growth in the demand for MTBE. However, the presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE has contaminated drinking water supplies and thus poses a possible health risk. As a result of heightened public concern, initiatives have been passed in California which are intended to ban the use of MTBE as a gasoline component in California by the end of 2002. The California Air Resources Board has finalized specifications for CARB Phase III gasoline, which will become effective at the end of 2002. Valero estimates that the cost for permitting and modification of the Benicia Refinery in order to comply with CARB Phase III specifications and eliminate MTBE as a gasoline component is less than $20 million. In addition, several oil companies (but not Valero) have been ordered by the EPA to help replace contaminated water supplies in California. In New York, Valero has been served with a complaint seeking to certify a class action which alleges that numerous gasoline suppliers, including Valero, produced and/or distributed in New York gasoline that is alleged to be defective because it contains MTBE. See "Item 3. Legal Proceedings - Environmental Proceedings" below. Valero, like other producers of MTBE, is subject to the possibility of other litigation or proceedings involving the environmental effects of MTBE.

         In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major MTBE-producing facilities could be modified to produce other gasoline blendstocks or other petrochemicals for a capital investment of approximately $22 million. However, the volume of alternative products that could be produced would be less than Valero's current production volumes of MTBE. Valero believes, however, that if MTBE were restricted or banned, the economics related to Valero's various alternative products could change, and such an action would not be expected to have a material adverse effect on Valero's results of operations.

         Because of CERCLA and RCRA, and related state law, Valero is subject to potential obligations to remove or mitigate environmental impacts related to the disposal or release of certain pollutants from Valero's facilities and at formerly owned or operated sites or third-party waste disposal sites. Under CERCLA, Valero is subject to potential joint and several liability for the costs of remediation at "superfund" sites if Valero is identified as a "potentially responsible party." As of December 31, 2000, Valero has not been designated as a "potentially responsible party" under CERCLA for any sites or costs not covered by indemnity.

         In Texas, Valero is leading an industry initiative to permit voluntarily its "grandfathered" emissions sources by participating in the Governor's Clean Air Responsibility Enterprise program at the Houston Refinery and by using a flexible permitting process for the Texas City Refinery. The Corpus Christi Refinery was issued a flexible operating permit by the TNRCC in March 1999, and the TNRCC approved a flexible operating permit for the Texas City Refinery in February 2000. This flexible permitting process allows companies that have committed to install advanced pollution- control technology greater operational flexibility, including increased throughput capacities, as long as a facility-wide emissions cap is not exceeded. As part of Valero's efforts to permit all of its "grandfathered" emissions sources and achieve operational flexibility and increased production capability, a flue gas scrubber will be installed on the FCC Unit at the Texas City Refinery and additional emission control devices are planned for the Houston Refinery.

         In late 2000, the Houston/Galveston State Implementation Plan, or SIP, was submitted to the EPA for approval. The SIP will require the Houston/Galveston area to reduce NOx emissions by 90% from both stationary and mobile sources to comply with the SIP's proposed rules. The SIP will require the area to demonstrate compliance with the Clean Air Act's ozone standard by 2007. Valero's Texas City and Houston refineries are included within the region covered by the SIP. To achieve compliance, Valero would be required to install advanced emission control technology at its Texas City and Houston refineries by the end of 2004, at a cost estimated by Valero to be over $50 million. The SIP also tightens diesel fuel standards for cetane and aromatics to reduce emissions from on-road and off-road vehicles by 2002.

         In 2000, Valero's capital expenditures attributable to compliance with environmental regulations were approximately $12 million, and are currently estimated to be $30 million for 2001 and $95 million for 2002. These estimates for 2001 and 2002 do not include expenditures for the installation of the flue gas scrubber at the Texas City Refinery discussed above (financed through a lease arrangement), or any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

         Governmental regulations are complex, are subject to different interpretations, and are becoming increasingly more stringent. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, because certain air emissions at Valero's refineries have been grandfathered under particular environmental laws, any major upgrades in any of the refineries could require potentially material additional expenditures to comply with environmental laws and regulations.

         The environmental obligations and associated indemnities related to the Paulsboro Acquisition and the Benicia Acquisition are described in Note 3 of Notes to Consolidated Financial Statements. There can be no assurance, however, that these indemnifying parties will indemnify Valero pursuant to the terms of the acquisition agreements. If these indemnifying parties fail to do so, Valero could be liable for the costs of environmental matters covered under these indemnities, the costs of which could be material.

EXECUTIVE OFFICERS OF THE REGISTRANT

                 NAME              AGE   POSITIONS HELD WITH VALERO                                       OFFICER SINCE
         WILLIAM E. GREEHEY        64    Chairman of the Board, President and Chief Executive Officer         1979
         GREGORY C. KING           40    Executive Vice President and Chief Operating Officer                 1997
         JOHN D. GIBBONS           47    Executive Vice President and Chief Financial Officer                 1997
         KEITH D. BOOKE            42    Executive Vice President and Chief Administrative Officer            1997
         S. EUGENE EDWARDS         44    Senior Vice President                                                1998
         JOHN F. HOHNHOLT          48    Senior Vice President                                                1998
         GARY L. ARTHUR, JR.       44    Vice President                                                       2000


         MR. GREEHEY served as Chief Executive Officer and a director of Old Valero from 1979, and as Chairman of the Board of Old Valero from 1983. He retired from his position as Chief Executive Officer in June 1996 but, upon request of the Board, resumed this position in November 1996. Mr. Greehey has served as Valero's Chairman of the Board and Chief Executive Officer since the Restructuring, positions he also held with Valero prior to the Restructuring when Valero was a wholly owned subsidiary of Old Valero, and was elected President of Valero upon the retirement of Edward Benninger at the end of 1998. Mr. Greehey also serves as a director of Devon Energy Corp.

         MR. KING was elected Executive Vice President and Chief Operating Officer of Valero in January 2001. Prior to that time he had served as Senior Vice President and Chief Operating Officer since 1999. He was elected Vice President and General Counsel of Valero in 1997. He joined Old Valero in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

         MR. GIBBONS was elected Executive Vice President and Chief Financial Officer of Valero in January 2001. He was first elected as Chief Financial Officer in 1998. Previously, he was elected Vice President - Finance and Treasurer of Valero in 1997, and was elected Treasurer of Old Valero in 1992. He joined Old Valero in 1981 and held various other positions with Old Valero prior to the Restructuring.

         MR. BOOKE was elected Executive Vice President and Chief Administrative Officer in January 2001. He was first elected as Chief Administrative Officer in 1999. Until that time he had served as Vice President-Administration and Human Resources of Valero since 1998. Prior to that he served as Vice
President-Administration of Valero since 1997 and Vice President-Investor Relations of Old Valero since 1994. He joined Old Valero in 1983 and held various other positions with Old Valero prior to the Restructuring.

         MR. EDWARDS was elected Senior Vice President of Valero in January 2001, and functions as the head of the Planning, Business Development and Risk Management Division. He was previously elected as Vice President in 1998, and has served as the head of Valero's Marketing, Supply and Transportation Division. Mr. Edwards joined Old Valero in 1982 and held various positions within Old Valero's refining operations, planning and economics, business development and marketing departments prior to the Restructuring.

         MR. HOHNHOLT was elected Senior Vice President of Valero in January 2001, and functions as the head of the Refining Operations Division. He was previously elected as Vice President in 1998. Prior to that he was General Manager of the Corpus Christi Refinery. Mr. Hohnholt joined Old Valero in 1982 and held various positions within Old Valero's refining operations and engineering departments prior to the Restructuring.

         MR. ARTHUR was elected Vice President of Valero in August 2000, and functions as the head of the Marketing, Supply and Transportation Division. Prior to joining Valero in 2000, Mr. Arthur worked for Colonial Oil Industries as Vice President of Supply and Distribution, and worked as a consultant in Houston, Texas. Prior to that, Mr. Arthur worked for nearly 20 years at Ashland Petroleum, where his latest position was President of Business Operations for Ashland's largest refining, marketing and distribution unit.

EMPLOYEES

         As of January 31, 2001, Valero had 3,180 employees.

ITEM 2. PROPERTIES

         Valero's properties include its six refineries described above and related facilities located in Texas, California, Louisiana and New Jersey. See "Item 1. Business - Refining, Marketing and Feedstock Supply" for additional information regarding properties of Valero. Valero believes that its facilities are generally adequate for their respective operations and that its facilities are maintained in a good state of repair. Valero is the lessee under a number of cancelable and non-cancelable leases for certain properties, including the California service station sites, the Benicia Refinery dock facility, office facilities and equipment, transportation equipment, and various facilities and equipment used to store, transport and produce refinery feedstocks and/or refined products. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Environmental Proceedings

         New Jersey Department of Environmental Protection. On July 17, 2000, Valero Refining Company-New Jersey received an Administrative Order (EA ID No. PEA000002-55006) from the New Jersey Department of Environmental Protection, or NJDEP, related to alleged excess emissions from the Paulsboro Refinery. NJDEP is seeking penalties of $394,000 and compliance. Valero is contesting the Administrative Order.

         United States Environmental Protection Agency - Section 114 Information Request. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations. Valero believes that any settlement with the EPA in this matter may require various capital improvements or changes in operating parameters or both at some or all of Valero's refineries.

         La Susa, et al. v. Amerada Hess Corp., et al., Case No. 00-CIV-1898-[SAS], United States District Court for the Southern District of New York (formerly styled as Berisha, et al. v. Amerada Hess Corp., et al.). On May 24, 2000, Valero was served with a complaint seeking to certify a class action that alleged that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. As a result of certain procedural changes, the plaintiffs filed a new master complaint on January 8, 2001. The new complaint alleges that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contains MTBE. The plaintiffs have not claimed a specific amount of monetary damages, but seek several equitable remedies, including the institution of a court-mandated well-testing program and the enjoining of further distribution of MTBE in New York. No class has been certified. Valero has filed a motion to dismiss the lawsuit based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. The Judicial Panel on Multidistrict Litigation consolidated this case with certain other MTBE class action lawsuits for pretrial purposes. Discovery has been allowed and is proceeding.

         Texas City Terminal Railway Company d/b/a Port of Texas City v. Marathon Ashland Petroleum, LLC, et al., Civil Action No. G-00-239, United States District Court for the Southern District of Texas (Galveston Division). The April 28, 2000 complaint filed in federal court by Texas City Railway Company was dismissed on September 6, 2000 pursuant to a tolling agreement. Texas City Railway Company had filed a complaint alleging that several companies, including Valero, are liable under CERCLA, other environmental laws, and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties are presently seeking to resolve the matter through mediation which is expected to conclude by the end of the first quarter of 2001.

      Other Litigation

         Teco Pipeline Company v. Valero Energy Corporation, et al., 215th State District Court, Harris County, Texas (filed April 24, 1996). Old Valero and certain of its natural gas related subsidiaries, and Valero, were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. The plaintiff contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero was formally added to this proceeding. In January 2001, the panel dismissed the plaintiff's legal malpractice claims, and the arbitration hearing began on February 5, 2001. On February 5, 2001, Teco dismissed its claims against Valero, but Valero continues to participate in the hearing. Although

PG&E previously acquired Teco and owned both Teco and Old Valero (prior to El Paso Corporation's acquisition of Old Valero in December 2000), PG&E's Teco acquisition agreement purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million. El Paso Corporation has assumed Old Valero's liability in this matter.

         Valero Energy Corporation, et al. v. M.W. Kellogg, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that resulted in a judgment of $6.3 million. Valero plans to appeal the judgment.

         Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its consolidated financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

         Common Stock. Valero's common stock has been trading on the New York Stock Exchange since August 1, 1997 (the business day immediately following the Restructuring) under the symbol "VLO." As of February 1, 2001, there were 3,101 holders of record and an estimated 14,000 additional beneficial owners of Valero's common stock.

         The following table sets forth for each quarter in the preceding two years the range of the high and low sales prices of Valero's common stock as reported by the NYSE and the amount of per share dividends.

                                                                  SALES PRICES OF THE
                                                                     COMMON STOCK          DIVIDENDS
                                                               -----------------------        PER
     QUARTER ENDED                                               HIGH           LOW       COMMON SHARE
     -------------                                             --------      ---------   --------------
     2000:
         March 31.........................................     $31 15/16    $18 15/16        $.08
         June 30..........................................      32 3/4       26 7/16          .08
         September 30.....................................      35 1/2       24 15/16         .08
         December 31......................................      38 5/8       30 1/16          .08

     1999:
         March 31.........................................     $24 7/8      $16 3/4          $.08
         June 30..........................................      25           19               .08
         September 30.....................................      23 13/16     19 1/4           .08
         December 31......................................      23 1/8       17 3/8           .08

         On January 18, 2001, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable March 14, 2001, to holders of record at the close of business on February 14, 2001. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below for the year ended December 31, 2000 is derived from Valero's Consolidated Financial Statements contained in this report. The selected financial data for the years ended prior to December 31, 2000 is derived from the selected financial data contained in Valero's Annual Report on Form 10-K for the year ended December 31, 1999, except as noted below.

         The following summaries are in thousands of dollars except for per share amounts:

                                                                              Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                        2000(a)      1999       1998(b)(c)    1997(d)        1996
                                                    -----------  -----------  ------------  -----------   -----------
OPERATING REVENUES ...............................  $14,671,087  $ 7,961,168  $ 5,539,346   $ 5,756,220   $ 2,757,853

OPERATING INCOME (LOSS) (e) ......................  $   610,979  $    72,029  $   (48,347)  $   213,885   $    92,602

INCOME (LOSS) FROM
  CONTINUING OPERATIONS ..........................  $   339,120  $    14,287  $   (47,291)  $   111,768   $    22,472

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES (f) ............  $        --  $        --  $        --   $   (15,672)  $    50,229

NET INCOME (LOSS) ................................  $   339,120  $    14,287  $   (47,291)  $    96,096   $    72,701
  Less:  Preferred stock dividend requirements and
              redemption premium .................           --           --           --         4,592        11,327
                                                    -----------  -----------  -----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK ...................................  $   339,120  $    14,287  $   (47,291)  $    91,504   $    61,374
                                                    ===========  ===========  ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK:
    Continuing operations ........................  $      5.79  $       .25  $      (.84)  $      2.16   $       .51
    Discontinued operations ......................           --           --           --          (.39)          .89
                                                    -----------  -----------  -----------   -----------   -----------
      Total ......................................  $      5.79  $       .25  $      (.84)  $      1.77   $      1.40
                                                    ===========  ===========  ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK - ASSUMING DILUTION:
    Continuing operations.........................  $      5.60  $       .25  $      (.84)  $      2.03   $       .44
    Discontinued operations.......................           --           --           --          (.29)          .98
                                                    -----------  -----------  -----------   -----------   -----------
      Total.......................................  $      5.60  $       .25  $      (.84)  $      1.74   $      1.42
                                                    ===========  ===========  ===========   ===========   ===========

TOTAL ASSETS......................................  $ 4,307,704  $ 2,979,272  $ 2,725,664   $ 2,493,043   $ 1,985,631

LONG-TERM OBLIGATIONS AND
  REDEEMABLE PREFERRED STOCK......................  $ 1,042,417  $   785,472  $   822,335   $   430,183   $   354,457

VALERO-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL TRUST SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY
   VALERO SENIOR NOTES............................  $   172,500  $        --  $        --   $        --   $        --

DIVIDENDS PER SHARE OF COMMON
  STOCK...........................................  $       .32  $       .32  $       .32   $       .42   $       .52

----------------

(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(b) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(c) The 1998 operating loss includes a $170.9 million write-down of inventories to market value, which resulted in a $111.1 million reduction in net income, or $1.98 per share.

(d) Includes the operations of the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

(e) Operating income (loss) for the years ended December 31, 1999 through 1996 have been restated from the amounts presented in Valero's December 31, 1999 Form 10-K to conform with the consensus reached by the EITF in May 2000 in connection with its Issue No. 00-1. See Note 1 of Notes to Consolidated Financial Statements under "NEW ACCOUNTING PRONOUNCEMENTS." Previously reported operating income (loss) amounts for the years ended December 31, 1999 through 1996 were $69,141, $(51,198), $211,034, and $89,748, respectively.

(f) Reflects the results of Old Valero's natural gas related services business for periods prior to the July 31, 1997 Restructuring.

                 See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following review of the results of operations and financial condition of Valero should be read in conjunction with Item 1. Business and Item
8. Financial Statements included elsewhere in this report. In the discussions that follow, all "per share" amounts are on a diluted basis.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains certain estimates, predictions, projections and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

-   future refining margins, including gasoline and heating oil margins;

- expectations regarding feedstock costs, including crude oil discounts, and operating costs;

-   anticipated levels of crude oil and refined product inventories;

- Valero's anticipated level of capital investments, including deferred turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of these capital investments on Valero's results of operations;

- anticipated trends in the supply and demand for crude oil feedstocks and refined products in the United States and elsewhere;

-   expectations regarding environmental and other regulatory initiatives; and

- the effect of general economic and other conditions on refining industry fundamentals.

         Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

- the domestic and foreign supplies of refined products such as gasoline, diesel, heating oil and petrochemicals;

-   the domestic and foreign supplies of crude oil and other feedstocks;

- the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain oil price and production controls;

-   the level of consumer demand, including seasonal fluctuations;

-   refinery overcapacity or undercapacity;

- the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;

- environmental and other regulations at both the state and federal levels and in foreign countries;

-   political conditions in oil producing regions, including the Middle East;

-   the level of foreign imports;

- accidents or other unscheduled shutdowns affecting Valero's plants, machinery, pipelines or equipment, or those of Valero's suppliers or customers;

- changes in the cost or availability of transportation for feedstocks and refined products;

- the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

- cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects;

- irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;

- rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves;

- the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;

- changes in the credit ratings assigned to Valero's debt securities and trade credit; and

-   overall economic conditions.

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

ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

         During the second quarter of 2000, Valero completed the acquisition of Exxon Mobil Corporation's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consisted of approximately 80 service stations (the "Service Stations") and branded supplier relationships with over 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). ExxonMobil agreed to sell these assets as a result of consent decrees issued by the Federal Trade Commission and the State of California requiring certain assets to be divested by ExxonMobil to satisfy anticompetitive issues in connection with the 1999 fourth quarter merger of Exxon Corporation and Mobil Corporation. See Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    Year Ended December 31,
                                                                  -------------------------------------------------------------
                                                                                                                   Change
                                                                                                         ----------------------
                                                                     2000 (a)              1999              Amount        %
                                                                     --------              ----              ------        -
Operating revenues ........................................      $ 14,671,087          $ 7,961,168       $ 6,709,919        84%
Cost of sales .............................................       (13,076,849)          (7,206,903)       (5,869,946)      (81)
Operating costs:
    Cash (fixed and variable) .............................          (682,742)            (473,787)         (208,955)      (44)
    Depreciation and amortization .........................          (164,008)            (135,764)          (28,244)      (21)
Selling and administrative expenses (including related
    depreciation expense) .................................          (136,509)             (72,685)          (63,824)      (88)
                                                                 ------------          -----------       -----------
        Total operating income ............................      $    610,979          $    72,029       $   538,950        -- (b)
                                                                 ============          ===========       ===========

Other income, net .........................................      $        282          $     3,587       $    (3,305)      (92)
Interest and debt expense, net ............................      $    (76,245)         $   (55,429)      $   (20,816)      (38)
Distributions on preferred securities of subsidiary trust..      $     (6,796)         $        --       $    (6,796)       -- (b)
Income tax expense ........................................      $   (189,100)         $    (5,900)      $  (183,200)       -- (b)
Net income ................................................      $    339,120          $    14,287       $   324,833        -- (b)
Earnings per share of common stock - assuming
    dilution ..............................................      $       5.60          $       .25       $      5.35        -- (b)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ...........................      $    785,744 (c)      $   216,769       $   568,975        -- (b)
Ratio of EBITDA to interest incurred ......................               8.7x(c)              3.5x              5.2x       -- (b)

----------
(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(b) Percentage variance is greater than 100%.

(c) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                                     Year Ended December 31,
                                                       --------------------------------------------
                                                                                       Change
                                                                                 ------------------
                                                       2000 (a)      1999        Amount        %
                                                       --------      ----        ------        -
Sales volumes (MBPD) ........................          1,142         1,033         109         11%
Throughput volumes (MBPD) ...................            857(b)        712         145         20
Average throughput margin per barrel ........          $5.08         $2.90       $2.18         75
Operating costs per barrel:
    Cash (fixed and variable) ...............          $2.18         $1.83        $.35         19
    Depreciation and amortization ...........            .52           .52          --         --
                                                       -----         -----        ----
        Total operating costs per barrel ....          $2.70         $2.35        $.35         15
                                                       =====         =====        ====

Charges:
    Crude oils:
        Sour ................................             55%           48%          7%        15
        Heavy sweet .........................              8            12          (4)       (33)
        Light sweet .........................              8             9          (1)       (11)
                                                       -----         -----        ----
            Total crude oils ................             71            69           2          3
    High-sulfur residual fuel oil, or "resid"              4             3           1         33
    Low-sulfur resid ........................              3             6          (3)       (50)
    Other feedstocks and blendstocks ........             22            22          --         --
                                                       -----         -----        ----
        Total charges .......................            100%          100%         --%        --
                                                       =====         =====        ====

Yields:
    Gasolines and blendstocks ...............             53%           51%          2%         4
    Distillates .............................             28            29          (1)        (3)
    Petrochemicals ..........................              3             5          (2)       (40)
    Lubes and asphalts ......................              3             3          --         --
    Other products ..........................             13            12           1          8
                                                       -----         -----        ----
        Total yields ........................            100%          100%         --%        --
                                                       =====         =====        ====


     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)


                                                                    Year Ended December 31,
                                                          -----------------------------------------
                                                                                         Change
                                                                                    ---------------
                                                           2000         1999        Amount       %
                                                           ----         ----        ------       -
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate, or "WTI," crude oil          $30.36       $19.28       $11.08       57%
    WTI less sour crude oil (c) (f) .............         $ 3.53       $ 2.44       $ 1.09       45
    WTI less ANS (U.S. West Coast) (d) ..........         $ 2.04       $ 1.55       $  .49       32
    WTI less sweet crude oil (e) (f) ............         $ (.49)      $ (.06)      $ (.43)      --(g)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .......         $ 4.66       $ 2.53       $ 2.13       84
        No. 2 fuel oil less WTI .................         $ 3.60       $  .33       $ 3.27       --(g)
        Propylene less WTI ......................         $ 4.88       $  .93       $ 3.95       --(g)
    U.S. East Coast:
        Conventional 87 gasoline less WTI .......         $ 5.62       $ 3.47       $ 2.15       62
        No. 2 fuel oil less WTI .................         $ 5.73       $ 1.16       $ 4.57       --(g)
        Lube oils less WTI ......................         $16.35       $11.43       $ 4.92       43
    U.S. West Coast (d):
        CARB less ANS ...........................         $14.74       $12.13       $ 2.61       22
        Low-sulfur diesel less ANS ..............         $10.63       $ 6.86       $ 3.77       55

--------------------------------------

(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(b) Includes 106 MBPD for 2000 related to the Benicia Refinery.

(c) The market reference differential for sour crude oil is based on posted prices for 35% Arab medium, 30% Arab light, 20% Basrah and 15% Oriente crude oils.

(d) The market reference differentials for the U.S. West Coast are total year differentials presented for informational purposes only. The comparison is not relevant to Valero since the Benicia Acquisition did not occur until the second quarter of 2000.

(e) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(f) The market reference differential for the 1999 period has been restated from the amount reported in the 1999 Form 10-K to conform to the components used in the 2000 period.

(g) Percentage variance is greater than 100%.

GENERAL

         Valero reported net income of $339.1 million, or $5.60 per share, for the year ended December 31, 2000 compared to net income of $14.3 million, or $.25 per share, for the year ended December 31, 1999. For the fourth quarter of 2000, Valero reported net income of $93.3 million, or $1.47 per share, compared to net income of $16.5 million, or $.29 per share, for the fourth quarter of 1999. The substantial increase in full year results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in throughput margins, and the contribution from the Benicia Acquisition ($1.80 per share) completed in the second quarter of 2000. Also contributing to higher full year results was the effect in the first quarter of 1999 of a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi Refinery, as well as certain unit expansions implemented during that downtime, which both reduced results for the 1999 period and increased results for the 2000 period. Partially offsetting the increases in income resulting from these factors for Valero's operations excluding Benicia were higher cash operating costs and selling and administrative expenses, an increase in income tax expense, the effect of certain scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, and the nonrecurrence in 2000 of benefits to income in 1999 related to reductions in LIFO inventories.

         Results for the fourth quarter of 2000 increased from fourth quarter 1999 levels due primarily to the significant contribution from the Benicia Acquisition ($.71 per share) and substantially higher throughput margins for Valero's operations excluding Benicia resulting from exceptionally strong refining industry fundamentals and higher throughput volumes in the 2000 quarter. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were increases in cash operating costs, including substantially higher natural gas costs, selling and administrative expenses, and income tax expense.

   OPERATING REVENUES

         Operating revenues increased $6.7 billion, or 84%, to $14.7 billion during 2000 compared to 1999 due to a $13.88, or 66%, increase in the average sales price per barrel and an 11% increase in average daily sales volumes. The increase in average sales prices was due primarily to significantly higher refined product prices resulting from reduced refined product inventories and an increase in crude oil prices. The decline in refined product inventory levels was attributable primarily to (i) lower crude oil supplies resulting from the continued impact of OPEC's decision in March 1999 to significantly reduce production, (ii) lower refinery utilization rates in late 1999 and early 2000,
(iii) reduced refinery production due to more stringent fuel specifications in the U.S. and Europe that became effective in 2000, and (iv) improved demand for distillates. Average daily sales volumes increased due primarily to additional volumes attributable to the Benicia Acquisition.

    OPERATING INCOME

         Operating income increased $539 million, from $72 million in 1999 to $611 million in 2000, due in part to the contribution from the Benicia Acquisition noted above. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $471 million increase in total throughput margins (discussed below), partially offset by an approximate $99 million increase in cash operating costs and an approximate $49 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to higher fuel and electricity costs attributable mainly to an increase in natural gas prices, an increase in employee salaries, benefits and variable compensation, and higher maintenance costs related primarily to certain unscheduled refinery downtime, tank cleanings and lower than normal maintenance activities in 1999. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee salaries, benefits, variable compensation and other employee-related costs, and costs associated with litigation and other matters described in Note 15 of Notes to Consolidated Financial Statements.

         Total throughput margins (operating revenues less cost of sales), excluding the effect of the Benicia Acquisition, increased due to (i) significantly higher distillate margins resulting primarily from strong demand and extremely low inventory levels, (ii) higher gasoline margins resulting primarily from supply constraints and low inventories, (iii) improved feedstock discounts for sour crude oil resulting primarily from increases in sour crude oil production by OPEC and a shift in demand from sour crude oil to sweet crude oil due to lower sulfur requirements for certain refined products, (iv) higher RFG premiums and oxygenate margins due to improved demand and the tightening of fuel specifications in the U.S. and Europe noted above, (v) significantly higher lube oil margins resulting mainly from improved market conditions, (vi) higher petrochemical margins resulting from improved worldwide demand, particularly in Asia, and (vii) higher throughput volumes. The strong demand for distillate noted above was attributable mainly to cold weather and high natural gas prices. These high natural gas prices caused various power producers to switch to heating oil to fuel their plants, which also served to further reduce distillate inventories. Partially offsetting the increases in total throughput margins resulting from the above factors were (i) lower prices for No. 6 fuel oil and other heavy products relative to crude oil prices, (ii) an increase in sweet crude oil costs to amounts in excess of WTI, (iii) the effect of scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, (iv) a decrease in gains from trading activities and (v) the nonrecurrence in 2000 of benefits resulting from the liquidation of LIFO inventories in the first and fourth quarters of 1999 of $10.5 million and $9.3 million, respectively.

    OTHER INCOME

         Other income, net, decreased $3.3 million to $.3 million during 2000 compared to 1999 due primarily to increased costs in 2000 related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable, partially offset by improved results of $2.6 million from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi (see Note 1 of Notes to Consolidated Financial Statements under "DEFERRED CHARGES AND OTHER ASSETS"). The increase in Javelina's results was attributable primarily to significantly higher prices for natural gas liquids and increases in prices for ethylene and other products, partially offset by significantly higher natural gas feedstock costs.

    NET INTEREST AND DEBT EXPENSE

         Net interest and debt expense increased $20.8 million, or 38%, to $76.2 million during 2000 compared to 1999 due primarily to increased borrowings to fund the Benicia Acquisition, including the issuance of the senior notes in June 2000 and borrowings under Valero's bank credit facilities (the effects of which are included in the $1.80 per share contribution from the Benicia Acquisition noted above), partially offset by a paydown of bank borrowings during 2000 resulting from Valero's strong earnings and cash flow.

    INCOME TAX EXPENSE

         Income tax expense increased from $5.9 million in 1999 to $189.1 million in 2000 due primarily to the significant increase in pre-tax income. See
Note 11 of Notes to Consolidated Financial Statements.

1999 COMPARED TO 1998

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Year Ended December 31,
                                                            ---------------------------------------------------------------
                                                                                                              Change
                                                                                                   ------------------------
                                                                1999             1998 (a)            Amount            %
                                                                ----             --------            ------            -
Operating revenues ...................................      $ 7,961,168       $ 5,539,346          $ 2,421,822         44%
Cost of sales ........................................       (7,206,903)       (4,799,723)          (2,407,180)       (50)
Operating costs:
    Cash (fixed and variable) ........................         (473,787)         (428,484)             (45,303)       (11)
    Depreciation and amortization ....................         (135,764)         (116,697)             (19,067)       (16)
Selling and administrative expenses (including related
    depreciation expense) ............................          (72,685)          (71,860)                (825)        (1)
                                                            -----------       -----------          -----------
Operating income, before inventory write-down ........           72,029           122,582              (50,553)       (41)
Write-down of inventories to market value ............               --          (170,929)             170,929        100
                                                            -----------       -----------          -----------
    Total operating income (loss) ....................      $    72,029       $   (48,347)         $   120,376         --(b)
                                                            ===========       ===========          ===========

Other income (expense), net ..........................      $     3,587       $    (2,265)         $     5,852         --(b)
Interest and debt expense, net .......................      $   (55,429)      $   (32,479)         $   (22,950)       (71)
Income tax (expense) benefit .........................      $    (5,900)      $    35,800          $   (41,700)        --(b)
Net income (loss) ....................................      $    14,287       $   (47,291)(c)      $    61,578         --(b)
Earnings (loss) per share of common stock - assuming
    dilution .........................................      $       .25       $      (.84)(c)      $      1.09         --(b)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ......................      $   216,769       $   241,672 (d)      $   (24,903)       (10)
Ratio of EBITDA to interest incurred .................              3.5x              6.4x                (2.9)x      (45)

-------------------------------------------

(a) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(b) Percentage variance exceeds 100%.

(c) Includes a $111.1 million, or $1.98 per share, effect resulting from the $170.9 million pre-tax write-down of inventories to market value.

(d) Excludes the $170.9 million pre-tax write-down of inventories to market value.

                              OPERATING HIGHLIGHTS


                                                                Year Ended December 31,
                                                 ------------------------------------------------
                                                                                      Change
                                                                              -------------------
                                                  1999        1998(a)         Amount          %
                                                  ----        -------         ------          -
Sales volumes (MBPD) ...................         1,033          894             139           16%
Throughput volumes (MBPD) (b) ..........           712          579             133           23
Average throughput margin per barrel ...         $2.90        $3.50(c)        $(.60)         (17)
Operating costs per barrel:
    Cash (fixed and variable) ..........         $1.83        $2.03           $(.20)         (10)
    Depreciation and amortization ......           .52          .55            (.03)          (5)
                                                 -----        -----           -----
        Total operating costs per barrel         $2.35        $2.58           $(.23)          (9)
                                                 =====        =====           =====
Charges:
    Crude oils:
        Sour ...........................            48%          37%             11%          30
        Heavy sweet ....................            12           20              (8)         (40)
        Light sweet ....................             9           11              (2)         (18)
                                                 -----        -----           -----
            Total crude oils ...........            69           68               1            1
    High-sulfur resid ..................             3            9              (6)         (67)
    Low-sulfur resid ...................             6            3               3          100
    Other feedstocks and blendstocks ...            22           20               2           10
                                                 -----        -----           -----
        Total charges ..................           100%         100%             --%          --
                                                 =====        =====           =====
Yields:
    Gasolines and blendstocks ..........            51%          53%             (2)%         (4)
    Distillates ........................            29           28               1            4
    Petrochemicals .....................             5            4               1           25
    Lubes and asphalts .................             3            1               2           --(h)
    Other products .....................            12           14              (2)         (14)
                                                 -----        -----           -----
        Total yields ...................           100%         100%             --%          --
                                                 =====        =====           =====


     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)


                                                             Year Ended December 31,
                                                   ---------------------------------------------
                                                                                    Change
                                                                              ------------------
                                                    1999         1998         Amount         %
                                                    ----         ----         ------         -
Feedstocks:
    WTI crude oil .......................          $19.28       $14.41        $ 4.87         34%
    WTI less sour crude oil (d) (g) .....          $ 2.44       $ 2.84        $ (.40)       (14)
    WTI less ANS (U.S. West Coast) (e) ..          $ 1.55       $ 1.87        $ (.32)       (17)
    WTI less sweet crude oil (f) (g) ....          $ (.06)      $ 0.24        $ (.30)        --(h)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI          $ 2.53       $ 2.98        $ (.45)       (15)
        No. 2 fuel oil less WTI .........          $  .33       $ 1.45        $(1.12)       (77)
        Propylene less WTI ..............          $  .93       $ 2.23        $(1.30)       (58)
    U.S. East Coast:
        Conventional 87 gasoline less WTI          $ 3.47       $ 3.20        $  .27          8
        No. 2 fuel oil less WTI .........          $ 1.16       $ 1.91        $ (.75)       (39)
        Lube oils less WTI ..............          $11.43       $16.55        $(5.12)       (31)
    U.S. West Coast (e):
        CARB less ANS ...................          $12.13       $ 9.12        $ 3.01         33
        Low-sulfur diesel less ANS ......          $ 6.86       $ 5.63        $ 1.23         22

----------

(a) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(b) Includes 173 MBPD and 46 MBPD for 1999 and 1998, respectively, related to the Paulsboro Refinery.

(c) Excludes an $.81 per barrel reduction resulting from the $170.9 million pre-tax write-down of inventories to market value.

(d) The market reference differential for sour crude oil is based on posted prices for 35% Arab Medium, 30% Arab light, 20% Basrah and 15% Oriente crude oils.

(e) The market reference differentials for the U.S. West Coast are presented for informational purposes only. The comparison is not relevant to Valero since the Benicia Acquisition did not occur until 2000.

(f) The market reference differential for sweet crude oil is based on posted prices for 50% LLS and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(g) The market reference differentials for the 1999 and 1998 periods have been restated from the amounts reported in the 1999 Form 10-K to conform to the components used in 2000.

(h) Percentage variance is greater than 100%.

GENERAL

         Valero reported net income of $14.3 million, or $.25 per share, for the year ended December 31, 1999 compared to a net loss of $47.3 million, or $.84 per share, for the year ended December 31, 1998. For the fourth quarter of 1999, Valero reported net income of $16.5 million, or $.29 per share, compared to a net loss of $85.7 million, or $1.53 per share, for the fourth quarter of 1998. Non-cash inventory write-downs resulting from significant declines in feedstock and refined product prices reduced the fourth quarter and total year 1998 results by $133.2 million and $170.9 million, respectively. Before the effect of the inventory write-downs, net income for the fourth quarter of 1998 was $.9 million, or $.02 per share, and net income for the full year of 1998 was $63.8 million, or $1.14 per share.

         Excluding the effect of the 1998 inventory write-down, results for the fourth quarter of 1999 increased from fourth quarter 1998 levels due to higher throughput volumes combined with an improvement in product margins, reductions in cash operating costs, and reduced LIFO inventories. Partially offsetting these increases in fourth quarter income were lower discounts for Valero's crude oil feedstocks. Full year 1999 results were well below 1998 levels, before the effects of the 1998 inventory write-downs, due to historically weak refining industry fundamentals during the first half of 1999, the effect of significant downtime at Valero's Corpus Christi refinery in early 1999 due to a major maintenance turnaround and expansion of the heavy oil cracker and related units, and increased interest expense. Partially offsetting these decreases in full year income were improvements in industry conditions in the second half of 1999, a significant reduction in cash operating costs (excluding the effect of the Paulsboro Refinery) resulting from Valero's comprehensive cost reduction efforts, and benefits to income related to reductions in LIFO inventories during the first and fourth quarters of 1999.

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

    OPERATING INCOME (LOSS)

         Operating income increased $120.4 million, from a $48.4 million operating loss in 1998 to operating income of $72 million in 1999, due in large part to the 1998 inventory write-downs of $170.9 million noted above. Excluding the effect of these write-downs, operating income decreased $50.6 million, or 41%, during 1999 compared to 1998. This decrease was due primarily to an approximate $98 million increase in operating costs attributable to a full year of operations in 1999 for the Paulsboro Refinery, and an approximate $9 million increase in depreciation expense and amortization of deferred turnaround and catalyst costs for all refineries exclusive of the Paulsboro Refinery. Partially offsetting these decreases was an approximate $43 million reduction in cash operating costs for all refineries exclusive of the Paulsboro Refinery, primarily due to lower maintenance expense, energy savings and improved energy efficiencies, and reduced catalyst and chemical costs, all resulting from Valero's cost savings initiatives implemented in early 1999. Also partially offsetting the above-noted decreases in operating income was an increase in total throughput margins of approximately $15 million.

         Total throughput margins (operating revenues less cost of sales) increased in 1999 compared to 1998 due primarily to (i) the contribution from the Paulsboro Refinery resulting from a full year of operations in 1999, (ii) benefits from higher sales volumes (excluding higher volumes resulting from the full-year effect of Paulsboro Refinery operations), including benefits resulting from the liquidation of LIFO inventories in the first and fourth quarters of 1999 of $10.5 million and $9.3 million, respectively, and (iii) benefits from trading activities of approximately $17 million in 1999 compared to $1 million in 1998. The positive effect on throughput margins resulting from these factors was offset to a large extent by extremely depressed refining industry fundamentals in the first half of 1999. Distillate and gasoline margins were significantly below 1998 levels during this period (average distillate margins were negative in the first half of 1999) as above-average refined product inventory levels resulted in depressed refined product prices, while crude oil prices increased due to the OPEC production cuts announced in March 1999. Furthermore, petrochemical margins were lower during the first half of 1999 resulting from depressed demand for petrochemical feedstocks primarily due to the Asian economic crisis. Although industry conditions improved in the second half of 1999 as refined product inventories declined due to both an increase in demand and reduced refinery utilization rates, increasingly higher crude oil prices resulting from a continuation of reduced OPEC production limited the improvement in product margins during this period. Total throughput margins were also negatively affected in 1999 compared to 1998 by a decrease in crude oil feedstock discounts relative to WTI.

    OTHER INCOME (EXPENSE)

         Other income (expense), net, increased by $5.9 million to income of $3.6 million during 1999 compared to expense of $2.3 million in 1998 due primarily to improved results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable mainly to higher ethylene and other product prices, partially offset by higher natural gas feedstock costs.

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

OUTLOOK

         Thus far in the first quarter of 2001, margins across Valero's business remain strong. In January 2001, average Gulf Coast and East Coast gasoline margins relative to WTI increased to $6.49 and $5.30 per barrel, respectively, from average fourth quarter 2000 margins of $2.49 and $4.37 per barrel, respectively, and were significantly higher than January 2000 margins of $1.87 and $2.32, respectively. This improvement was due to a decline in U.S. gasoline production during late 2000 and early 2001 resulting from a significant number of refinery turnarounds and high natural gas prices which resulted in a significant amount of gasoline blendstocks being taken out of the gasoline pool. Average West Coast gasoline margins relative to ANS have also remained strong, averaging $13.91 per barrel in January 2001, due to a tight balance between supply and demand and the effect of substantial scheduled and unscheduled refinery turnaround activity. These margins, although slightly lower than the average fourth quarter 2000 margin of $14.41 per barrel, were significantly in excess of January 2000 margins which were less than $6.00 per barrel. Heating oil margins declined somewhat in January 2001 from the high levels achieved during the fourth quarter of 2000 due to moderating weather patterns and record import levels, but were still in excess of average first quarter 2000 margins. Average lube oil margins in January 2001 remained strong, and were more than triple first quarter 2000 margins, due to continued strong market conditions and an improvement in the pricing structure related to Valero's lube oil contract with ExxonMobil. Propylene margins in January 2001 remained under pressure and were below average first quarter 2000 levels due to high crude oil prices.

         Average discounts for sour crude oil thus far in 2001 have improved from already favorable fourth quarter 2000 levels due to increasing worldwide supplies of sour crude oil and continuing higher demand for sweet crudes, and are well in excess of first quarter 2000 discounts. On the West Coast, the average discount to WTI for ANS in January 2001 was $5.20 per barrel compared to $2.60 in the fourth quarter of 2000 and $1.52 in January 2000. Outside of the West Coast, sour crude oil discounts to WTI averaged $5.60 per barrel in January 2001 compared to $4.76 in the fourth quarter of 2000 and $2.44 in January 2000. Sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes as a result of the new stringent fuel specifications implemented in 2000 and higher margins for light products. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes continue to increase in the future.

         With regard to operating costs, the cost of natural gas remained high in January 2001 at an average of $8.45 per MMBtu, continuing the high levels experienced in the fourth quarter of 2000, due to continued strong demand and decreasing supplies. These high natural gas costs, combined with lower throughput volumes resulting from the turnarounds described below, are expected to result in an increase in per-barrel cash operating costs for the first quarter of 2001. After the first quarter 2001 turnarounds are completed, Valero expects cash operating costs to trend downward during the rest of the year due to increasing throughput volumes and a decline in natural gas costs.

         Electricity for the Benicia Refinery is supplied by Pacific Gas and Electric Company. As more fully described in Item 1 of this Form 10-K under "FACTORS AFFECTING OPERATING RESULTS," in early 2001 the electricity crisis in California escalated resulting in periodic blackouts and power cutbacks to industrial and residential users by Pacific Gas and Electric and the state's other electrical utilities. To date, the California electricity crisis has not impacted the supply of power to the Benicia Refinery as its contract with Pacific Gas and Electric is noninterruptible. However, there can be no assurance that the electricity crisis in California will soon abate or that the California utilities will be able to continue to supply power to the Benicia Refinery or to the pipelines that distribute the refinery's products at historical rates or in historical quantities.

         In February 2001, Valero completed a 42-day turnaround and upgrade of two crude units at the Texas City Refinery which increased net throughput capacity by approximately 20,000 BPD and improved reliability and energy efficiency of the units, as well as a turnaround and catalyst change of the Texas City Refinery's residfiner unit. At the Benicia Refinery, Valero completed a 34-day turnaround and upgrade of the hydrogen, hydrotreater and hydrocracker units in February 2001, which increased its gasoline production capacity to approximately 120,000 BPD. The Houston Refinery is currently undergoing its first major plantwide turnaround since Valero acquired the facility in 1997. During this turnaround, the refinery's FCC unit and crude unit are being expanded and modified, increasing the refinery's production capacity by over 5,000 BPD. The turnaround is expected to enhance feedstock processing flexibility, improve the reliability of the FCC unit, and improve energy efficiency and the yields of light products. This turnaround commenced January 20 and is expected to be completed on February 23. At the Paulsboro Refinery, Valero intends to upgrade the lubricants crude unit and lubricants plant in the third quarter of 2001. At the Corpus Christi and Krotz Springs refineries, no major turnarounds are currently planned for 2001. As refining margins merit, Valero expects to continue making capital improvements at its refinery facilities to increase, among other things, throughput capacity, resid conversion, operational efficiency and feedstock flexibility and to improve mechanical reliability. The majority of these capital improvements are planned to be performed during scheduled maintenance turnarounds.

         For the remainder of 2001 and beyond, Valero anticipates, based on projected supply and demand fundamentals, that refining margins should remain strong. Refined product supply and demand balances are expected to tighten in the U.S., Europe and Asia as the combined effect of increasing demand, more stringent gasoline specifications, and refinery closures resulting from increased capital requirements to meet the increasingly stringent fuel specifications should more than offset the effect of refinery capacity additions, conversion unit expansions, and certain new refineries that are being put into service in Asia. Crude oil demand is expected to continue to grow longer term. Valero anticipates that the percentage of total crude oil production representing heavier crudes will continue to increase and that the demand for sweeter crudes will also continue to increase. As a result, Valero expects that the spread between light and heavy crudes should remain wide, which should result in continuing favorable discounts for Valero on the purchase of heavier feedstocks. Although incremental coking capacity has recently been added in the United States and more such units are under construction in both the United States and other countries, Valero does not expect this additional capacity to have a major impact on its sour crude oil discounts for two primary reasons. First, additional resid conversion capacity will be necessary to consume the incremental resid that will be produced from projected increases in sour crude oil production of over one million BPD each year until at least 2005. Second, most of the cokers under construction process heavier Venezuelan and Mexican crudes under long-term contracts and thus, to that extent, will not compete for the sour crudes processed by Valero.

         Demand, both domestically and worldwide, for clean-burning fuels such as RFG is expected to continue to increase as a result of the worldwide movement to reduce lead and certain other pollutants and contaminants in gasoline. This increasing demand for clean-burning fuels should sustain increased demand for oxygenates such as MTBE. However, certain initiatives have been passed in California which are intended to ban the use of MTBE as a gasoline component by the end of 2002. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major MTBE-producing facilities could be modified to produce other gasoline blendstocks or other petrochemicals for a capital investment of approximately $22 million. However, the volume of alternative products that could be produced would be less than Valero's current production volumes of MTBE. Valero believes, however, that if MTBE were restricted or banned, the economics related to Valero's various alternative products could change, and such an action would not be expected to have a material adverse effect on Valero's results of operations.

         Significant industry consolidations through mergers and acquisitions have occurred in the past and are continuing. Valero expects that industry consolidations will continue, providing Valero with additional opportunities to expand its operations.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $166.2 million to $601.3 million during 2000 compared to 1999, due primarily to the significant increase in earnings discussed above under "Results of Operations," partially offset by a decrease in the amount of cash provided by reductions in working capital. During 2000, Valero reduced the amount of cash utilized for working capital purposes by $3.5 million, following Valero's proactive efforts during 1999 which reduced working capital levels approximately $294 million. During 2000, there were significant changes in individual components of working capital, as detailed in "STATEMENTS OF CASH FLOWS" in Note 1 of Notes to Consolidated Financial Statements. Approximately $123 million, $7 million, $2 million, $109 million and $36 million, respectively, of the increases reflected in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses for the year 2000 were attributable to the operations associated with the Benicia Acquisition, which was completed in the second quarter of 2000. The remaining changes were primarily attributable to increased accounts receivable and accounts payable resulting from an increase in commodity prices from December 31, 1999 to December 31, 2000, somewhat higher product inventory levels, and an increase in accrued expenses resulting mainly from larger accruals for taxes and variable compensation. During 1999, both accounts receivable and accounts payable increased significantly as crude oil, gasoline, and heating oil prices more than doubled from December 31, 1998 to December 31, 1999. However, concerted efforts by Valero to collect accounts receivable, the sale of receivables as described in Note 2 of Notes to Consolidated Financial Statements, and a significant reduction in inventory levels all helped to offset the effect of higher commodity prices. During 2000, cash provided by (i) operating activities, (ii) existing cash balances, (iii) proceeds from the senior notes, PEPS Units and common stock offerings described in Notes 5, 6 and 7, respectively, of Notes to Consolidated Financial Statements, and (iv) issuances of common stock related to Valero's benefit plans was utilized to (i) fund the Benicia Acquisition, capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, (ii) repurchase shares of Valero common stock, (iii) pay common stock dividends, and (iv) reduce borrowings under Valero's bank credit agreements.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. In connection with Valero's interim financing plan for the Benicia Acquisition, in April 2000, this credit facility was amended to, among other things, increase the total debt-to-capitalization limit from 50% to 65%. This ratio limit was subsequently decreased to 60% upon the completion of the PEPS Units and common stock offerings described in Notes 6 and 7, respectively, and will further decrease to 55% on September 30, 2001. These amendments to the credit facility became effective upon the closing of the acquisition of the Benicia Refinery and the Distribution Assets. As of December 31, 2000, there were no outstanding borrowings under this committed facility, while letters of credit outstanding were approximately $184 million. Valero also currently has various uncommitted short-term bank credit facilities, along with various uncommitted bank letter of credit facilities. As of December 31, 2000, $27 million was outstanding under the short-term bank credit facilities, and letters of credit totaling approximately $89 million were outstanding under the uncommitted letter of credit facilities. As of December 31, 2000, Valero's debt-to-capitalization ratio was 39.9%, a decrease from 42% as of December 31, 1999 and a decrease from 48.4% as of June 30, 2000, shortly after the consummation of the Benicia Acquisition (with 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units deemed to be debt for purposes of the 2000 computations). See Notes 4 and 5 of Notes to Consolidated Financial Statements.

         As discussed in Note 3 of Notes to Consolidated Financial Statements, the Benicia Acquisition was completed in May and June of 2000 for a purchase price of $895 million, plus approximately $150 million for refinery inventories acquired in the transaction and certain other acquisition costs. Interim financing for the acquisition was provided by a $600 million bank bridge loan facility, borrowings under Valero's existing bank credit facilities, and an interim lease arrangement for the Benicia Refinery's dock facility. The $600 million of borrowings under the bridge loan facility, which bore interest at LIBOR plus an applicable margin, and approximately $128 million of the borrowings under Valero's existing bank credit facilities were subsequently repaid with the proceeds of the senior notes, PEPS Units, and common stock offerings described in Notes 5, 6 and 7, respectively, of Notes to Consolidated Financial Statements. The Service Stations were funded through, and the interim lease arrangement for the dock facility was replaced with, a $155 million structured lease arrangement. This structured lease, which is being accounted for as an operating lease, has a remaining primary term of approximately 4.5 years.

          As described in Note 3 of Notes to Consolidated Financial Statements, Mobil (now ExxonMobil) is entitled to receive payments in any of the five years following the September 1998 acquisition of the Paulsboro Refinery, if certain average refining margins during any of these years exceed a specified level. Also, if certain average refining margins exceed a specified level in any of the ten years following the May 1997 acquisition of Basis Petroleum, Inc. from Salomon Inc, Salomon is entitled to receive payments from Valero. Based on refining margins during the years ended May 2000 and September 2000, no earn-out payments were due to Salomon or Mobil during 2000. Based on actual margins since May and September of 2000, and estimated margin levels through May and September of 2001, earn-out payments due to Salomon and Mobil during 2001 would be $35 million and $20 million, respectively. Payments would be due May 31 and October 16, respectively.

         During 2000, Valero expended approximately $304 million for capital investments (excluding the cost of the Benicia Acquisition), including capital expenditures of $195 million, deferred turnaround and catalyst costs of $107 million, and investments in joint ventures of $2 million. Capital expenditures included approximately $12 million for projects related to environmental control and protection (excluding approximately $11 million of costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). For 2001, Valero currently expects to incur approximately $390 million for capital investments, including approximately $290 million for capital expenditures and approximately $100 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $30 million for projects related to environmental control and protection

(excluding approximately $22 million of costs related to the Texas City Refinery flue gas scrubber discussed above) and excludes anticipated expenditures related to the earn-out contingency agreements discussed above and in Note 3 of Notes to Consolidated Financial Statements. Any major upgrades in any of Valero's refineries would most likely require additional expenditures to comply with environmental laws and regulations. However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters.

         Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the fourth quarter and total year of 2000, Valero repurchased shares of its common stock under these programs at a cost of approximately $14 million and $64 million, respectively.

         Dividends on Valero's common stock are considered quarterly by Valero's Board of Directors, are determined by the Board on the basis of earnings and cash flows, and may be paid only when approved by the Board. Valero has declared a dividend of $.08 per common share for each quarter since the Restructuring.

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

         On March 31, 2000, Valero filed a $1.3 billion universal shelf registration statement on Form S-3, which was declared effective by the SEC on May 30, 2000. Securities registered pursuant to this registration statement included common stock, preferred stock, debt securities and warrants. The senior notes, PEPS Units and common stock offerings issued in connection with funding the Benicia Acquisition were issued under this shelf registration statement. Proceeds from any additional issuances under this shelf registration statement, if any, are expected to be used for general corporate purposes, including acquisitions, working capital requirements, capital expenditures, repayment of debt or other business purposes. As of the date of this Form 10-K, Valero is not currently contemplating any additional issuances under this shelf registration statement.

         Valero's refining and marketing operations have a concentration of customers in the oil refining industry and petroleum products markets. These concentrations of customers may impact Valero's overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions. However, Valero believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, Valero has not had any significant problems collecting its accounts receivable. Valero's accounts receivable are not collateralized. See Note 2 of Notes to Consolidated Financial Statements for information regarding a program entered into by Valero in September 1999 to sell up to $100 million of an undivided percentage ownership interest in a designated pool of accounts receivable.

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB, EITF and SEC which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements at various dates in the future. Except for FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the transition impact is reflected in Note 1 under "NEW ACCOUNTING PRONOUNCEMENTS - FASB 133," the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         As discussed in Item 1. Business - Factors Affecting Operating Results, Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories. Valero also uses derivative commodity instruments to hedge the price risk of anticipated transactions such as anticipated feedstock, product and natural gas purchases, product sales and refining operating margins. In addition, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

         The types of instruments used in Valero's hedging and trading activities described above include futures, options and swaps with third parties. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors. See Note 1 of Notes to Consolidated Financial Statements under "PRICE RISK MANAGEMENT ACTIVITIES" for a discussion of Valero's accounting policies related to its derivative commodity instrument transactions, including Valero's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.

         In the tables below detailing Valero's open derivative commodity instruments as of December 31, 2000 and 1999, the total gain or (loss) as of either date on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures and options is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. As discussed in Note 1 of Notes to Consolidated Financial Statements under "PRICE RISK MANAGEMENT ACTIVITIES," gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

         Valero uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps and futures contracts held to hedge refining inventories at the end of 2000 and 1999 had remaining terms of less than one year. As of December 31, 2000 and 1999, 14.9% and 19.5%, respectively, of Valero's refining inventory position was hedged. As of December 31, 2000 and 1999, $3.1 million and $2.1 million, respectively, of deferred hedge losses were included as an increase in refining inventories.

         The following table provides information about Valero's derivative commodity instruments held to hedge refining inventories as of December 31, 2000 (which mature in 2001) and December 31, 1999 (which matured in 2000) (dollars in thousands, except amounts per barrel, or bbl, or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                              December 31, 2000           December 31, 1999
                                                              (mature in 2001)            (matured in 2000)
                                                           ----------------------      ------------------------
                                                                 Fixed Price                 Fixed Price
                                                           ----------------------      ------------------------
                                                            Payor        Receiver       Payor          Receiver
                                                            -----        --------       -----          --------
Swaps:
    Notional volumes (thousands of barrels, or Mbbls)           150         1,800          1,200          2,850
    Weighted average pay price (per bbl) ............      $   1.62      $   7.14       $   1.87       $   1.68
    Weighted average receive price (per bbl) ........      $   4.27      $   4.18       $   1.70       $   1.88
    Fair value ......................................      $    398      $ (5,326)      $   (203)      $    568

Futures:
    Volumes (Mbbls) .................................        10,898        12,263          6,821          7,410
    Weighted average price (per bbl) ................      $  31.58      $  32.42       $  27.72       $  28.71
    Contract amount .................................      $344,201      $397,625       $189,061       $212,729
    Fair value ......................................      $345,732      $398,612       $186,176       $208,327

    Volumes (billion Btus, or BBtus) ................         1,200         1,200             --             --
    Weighted average price (per MMBtu) ..............      $   4.56      $   4.71             --             --
    Contract amount .................................      $  5,471      $  5,652             --             --
    Fair value ......................................      $ 11,730      $ 11,730             --             --

         Valero also uses derivative commodity instruments to hedge the price risk of anticipated transactions. In 2000 and 1999, swaps and futures were used to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, conventional gasoline and heating oil crack spreads and premium product differentials. Swaps were also used in 2000 and 1999 to hedge anticipated purchases of natural gas used in Valero's refining operations. The majority of contracts hedging anticipated transactions mature in 2001 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of 2000 or 1999.

         The following table provides information about Valero's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of December 31, 2000 (which mature in 2001) and December 31, 1999 (which matured in 2000) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                        December 31, 2000               December 31, 1999
                                                        (mature in 2001)                (matured in 2000)
                                                    ------------------------        -------------------------
                                                            Fixed Price                    Fixed Price
                                                    ------------------------        -------------------------
                                                      Payor         Receiver          Payor          Receiver
                                                    -------         --------         ------          --------
Swaps:
    Notional volumes (Mbbls) ...............             750           9,000           6,000            7,950
    Weighted average pay price (per bbl) ...         $  1.62         $  3.39         $  1.87           $ 1.70
    Weighted average receive price (per bbl)         $  2.35         $  3.60         $  1.66           $ 2.04
    Fair value .............................         $   547         $ 1,845         $(1,287)          $2,704

Futures:
    Volumes (Mbbls) ........................           1,012           1,066             105              101
    Weighted average price (per bbl) .......         $ 26.53         $ 30.67         $ 23.66           $24.22
    Contract amount ........................         $26,844         $32,689         $ 2,484           $2,446
    Fair value .............................         $25,955         $32,485         $ 2,501           $2,446

         In addition to the above, as of December 31, 2000 and 1999, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of December 31, 2000, these swaps had a weighted average receive price of $22.75 per barrel and a net unrecognized fair value of approximately $42.9 million. As of December 31, 1999, these swaps had a weighted average receive price of $18.02 per barrel and a net unrecognized fair value of approximately $7.4 million.

TRADING ACTIVITIES

         Valero also uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. Contracts outstanding as of December 31, 2000 will mature in 2001 or January 2002.

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of December 31, 2000 (which mature in 2001 or 2002) and December 31, 1999 (which matured in 2000 or 2001) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                           December 31, 2000                         December 31, 1999
                                               --------------------------------------- ---------------------------------------------
                                                  Mature in 2001       Mature in 2002      Matured in 2000         Mature in 2001
                                               --------------------  -----------------  ---------------------  ---------------------
                                                    Fixed Price          Fixed Price         Fixed Price            Fixed Price
                                               --------------------  -----------------  ---------------------  ---------------------
                                                 Payor    Receiver   Payor   Receiver    Payor      Receiver    Payor      Receiver
                                               --------  ----------  ------  ---------  --------    ---------  --------    ---------
Swaps:
 Notional volumes (Mbbls)....................     6,450      7,400       --       --       21,600      23,125       600         600
 Weighted average pay price (per bbl)........  $   4.08  $    4.44       --       --     $   2.93    $   2.43   $  1.95     $  1.91
 Weighted average receive price (per bbl)....  $   5.09  $    3.55       --       --     $   2.94    $   2.62   $  1.90     $  2.18
 Fair value..................................  $  6,512  $  (6,571)      --       --     $    204    $  4,377   $   (28)    $   163

 Notional volumes (BBtus)....................    56,070     56,060       --       --           --          --        --          --
 Weighted average pay price (per MMBtu)......  $   4.82  $    7.85       --       --           --          --        --          --
 Weighted average receive price (per MMBtu)..  $   7.85  $    4.81       --       --           --          --        --          --
 Fair value..................................  $169,488  $(170,182)      --       --           --          --        --          --

Options:
 Volumes (Mbbls).............................        --         --       --       --        1,400       1,400        --          --
 Weighted average strike price (per bbl).....        --         --       --       --     $  24.36    $  24.36        --          --
 Contract amount.............................        --         --       --       --     $    (11)   $   (220)       --          --
 Fair value..................................        --         --       --       --     $    200    $    200        --          --

Futures:
 Volumes (Mbbls).............................     7,720      6,670        8       --       25,933      26,158     3,125       3,125
 Weighted average price (per bbl)............  $  24.54  $   24.19   $26.10       --     $  21.39    $  21.48   $ 19.48     $ 18.90
 Contract amount.............................  $189,430  $ 161,334   $  209       --     $554,604    $561,979   $60,883     $59,050
 Fair value..................................  $200,701  $ 179,454   $  189       --     $621,949    $623,768   $60,938     $60,938

 Volumes (BBtus).............................    14,410     15,920       --       --          750         750        --          --
 Weighted average price (per MMBtu)..........  $   5.28  $    5.18       --       --     $   2.77    $   2.69        --          --
 Contract amount.............................  $ 76,050  $  82,472       --       --     $  2,074    $  2,020        --          --
 Fair value..................................  $130,356  $ 139,205       --       --     $  1,747    $  1,747        --          --

         The following table discloses the net gains (losses) from trading activities and average fair values of contracts held or issued for trading purposes for the years ended December 31, 2000 and 1999 (dollars in thousands):


                                                                               Average Fair Value
                                                                                      of
                                                   Net Gains (Losses)         Assets (Liabilities)
                                                  --------------------        --------------------
                                                     2000        1999          2000          1999
                                                  -------       ------        ------        ------
         Swaps..............................      $(1,524)      $13,521       $1,547        $3,810
         Options............................           45          (115)         (31)          (39)
         Futures............................       (7,922)        3,764          375         1,715
                                                  -------       -------
             Total..........................      $(9,401)      $17,170
                                                  =======       =======


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

ITEM 8. FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Valero Energy Corporation:

        We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

San Antonio, Texas
February 19, 2001

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)

                                                                                       December 31,
                                                                              -----------------------------
                                                                                  2000              1999
                                                                              -----------       -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ..................................      $    14,596       $    60,087
  Receivables, less allowance for doubtful accounts of $5,612 (2000) and
    $3,038 (1999) ......................................................          585,892           372,542
  Inventories ..........................................................          539,882           298,047
  Current deferred income tax assets ...................................          105,817            79,307
  Prepaid expenses and other ...........................................           38,880            13,534
                                                                              -----------       -----------
                                                                                1,285,067           823,517
                                                                              -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - including construction in
  progress of $158,445 (2000) and $114,747 (1999), at cost .............        3,481,117         2,606,454
    Less:  Accumulated depreciation ....................................          804,437           692,383
                                                                              -----------       -----------
                                                                                2,676,680         1,914,071
                                                                              -----------       -----------

DEFERRED CHARGES AND OTHER ASSETS ......................................          345,957           241,684
                                                                              -----------       -----------
                                                                              $ 4,307,704       $ 2,979,272
                                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ......................................................      $    27,000       $        --
  Accounts payable .....................................................          806,879           616,895
  Accrued expenses .....................................................          205,113           102,087
                                                                              -----------       -----------
                                                                                1,038,992           718,982
                                                                              -----------       -----------

LONG-TERM DEBT .........................................................        1,042,417           785,472
                                                                              -----------       -----------

DEFERRED INCOME TAXES ..................................................          406,634           275,521
                                                                              -----------       -----------

DEFERRED CREDITS AND OTHER LIABILITIES .................................          120,106           114,528
                                                                              -----------       -----------

VALERO-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY VALERO SENIOR NOTES ............................          172,500                --
                                                                              -----------       -----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2000) and 56,331,166 (1999) shares ..............              623               563
  Additional paid-in capital ...........................................        1,249,127         1,092,348
  Retained earnings (accumulated deficit) ..............................          321,566            (3,331)
  Treasury stock, 1,472,698 (2000) and 264,464 (1999) shares, at cost ..          (44,261)           (4,811)
                                                                              -----------       -----------
                                                                                1,527,055         1,084,769
                                                                              -----------       -----------
                                                                              $ 4,307,704       $ 2,979,272
                                                                              ===========       ===========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                       2000               1999               1998
                                                                   ------------       ------------       ------------
OPERATING REVENUES ..........................................      $ 14,671,087       $  7,961,168       $  5,539,346
                                                                   ------------       ------------       ------------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ......................        13,817,524          7,731,151          5,271,473
  Write-down of inventories to market value .................                --                 --            170,929
  Selling and administrative expenses .......................           130,506             68,463             69,482
  Depreciation expense ......................................           112,078             89,525             75,809
                                                                   ------------       ------------       ------------
    Total ...................................................        14,060,108          7,889,139          5,587,693
                                                                   ------------       ------------       ------------

OPERATING INCOME (LOSS) .....................................           610,979             72,029            (48,347)

OTHER INCOME (EXPENSE), NET .................................               282              3,587             (2,265)

INTEREST AND DEBT EXPENSE:
  Incurred ..................................................           (83,678)           (61,182)           (37,819)
  Capitalized ...............................................             7,433              5,753              5,340

DISTRIBUTIONS ON PREFERRED SECURITIES OF
   SUBSIDIARY TRUST .........................................            (6,796)                --                 --
                                                                   ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES ...........................           528,220             20,187            (83,091)

INCOME TAX EXPENSE (BENEFIT) ................................           189,100              5,900            (35,800)
                                                                   ------------       ------------       ------------

NET INCOME (LOSS) ...........................................      $    339,120       $     14,287       $    (47,291)
                                                                   ============       ============       ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK ...................      $       5.79       $        .25       $       (.84)

    Weighted average common shares outstanding (in thousands)            58,532             56,086             56,078

EARNINGS (LOSS) PER SHARE OF COMMON STOCK -
  ASSUMING DILUTION .........................................      $       5.60       $        .25       $       (.84)

    Weighted average common shares outstanding (in thousands)            60,525             56,758             56,078

DIVIDENDS PER SHARE OF COMMON STOCK .........................      $        .32       $        .32       $        .32


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                         Retained
                                                           Number of                    Additional       Earnings
                                                             Common        Common         Paid-in      (Accumulated      Treasury
                                                             Shares         Stock         Capital         Deficit)         Stock
                                                          -----------    -----------    -----------     -----------     -----------
BALANCE, December 31, 1997 ............................    56,136,032    $       561    $ 1,110,654     $    47,626     $        --
  Net loss ............................................            --             --             --         (47,291)             --
  Dividends on common stock ...........................            --             --             --         (17,953)             --
  Shares repurchased and shares issued
    in connection with employee
    stock plans and other .............................       178,766              2          2,072              --         (10,384)
                                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 1998 ............................    56,314,798            563      1,112,726         (17,618)        (10,384)
  Net income ..........................................            --             --             --          14,287              --
  Dividends on common stock ...........................            --             --        (17,931)             --              --
  Shares repurchased and shares issued
    in connection with employee
    stock plans and other .............................        16,368             --         (2,447)             --           5,573
                                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 1999 ............................    56,331,166            563      1,092,348          (3,331)         (4,811)
  Net income ..........................................            --             --             --         339,120              --
  Dividends on common stock ...........................            --             --         (4,469)        (14,223)             --
  Proceeds from common stock offering, net ............     5,980,000             60        166,693              --              --
  Shares repurchased and shares issued
    in connection with employee
    stock plans and other .............................            --             --            339              --         (39,450)
  Issuance costs of PEPS Units ........................            --             --         (5,784)             --              --
                                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 2000 ............................    62,311,166    $       623    $ 1,249,127     $   321,566     $   (44,261)
                                                          ===========    ===========    ===========     ===========     ===========




                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                            Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                    2000              1999              1998
                                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................      $   339,120       $    14,287       $   (47,291)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation expense ...............................................          112,078            89,525            75,809
      Amortization of deferred charges and other, net ....................           60,978            49,498            50,740
      Write-down of inventories to market value ..........................               --                --           170,929
      Changes in current assets and current liabilities ..................            3,492           293,822           (44,874)
      Deferred income tax expense (benefit) ..............................          103,100            (9,400)          (31,700)
      Changes in deferred items and other, net ...........................          (17,466)           (2,621)           (7,788)
                                                                                -----------       -----------       -----------
        Net cash provided by operating activities ........................          601,302           435,111           165,825
                                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................         (194,889)         (100,594)         (165,507)
  Deferred turnaround and catalyst costs .................................         (107,495)          (72,681)          (56,346)
  Benicia Acquisition ....................................................         (889,730)               --                --
  Paulsboro acquisition ..................................................               --                --          (335,249)
  Earn-out payment in connection with Basis acquisition ..................               --                --           (10,325)
  Investment in joint ventures and other, net ............................           (1,873)            1,107             1,159
                                                                                -----------       -----------       -----------
    Net cash used in investing activities ................................       (1,193,987)         (172,168)         (566,268)
                                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ............................           27,000          (160,000)           38,000
  Long-term borrowings ...................................................        1,899,344           922,794           538,434
  Long-term debt reduction ...............................................       (1,647,000)         (961,000)         (147,000)
  Proceeds from common stock offering, net ...............................          166,753                --                --
  Issuance of common stock in connection with employee benefit plans .....           17,365            15,620             6,677
  Proceeds from offering of preferred securities of subsidiary trust, net           166,716                --                --
  Common stock dividends .................................................          (18,692)          (17,931)          (17,953)
  Purchase of treasury stock .............................................          (64,292)          (13,538)          (16,451)
                                                                                -----------       -----------       -----------
    Net cash provided by (used in) financing activities ..................          547,194          (214,055)          401,707
                                                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS .......................................................          (45,491)           48,888             1,264

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ....................................................           60,087            11,199             9,935
                                                                                -----------       -----------       -----------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ..........................................................      $    14,596       $    60,087       $    11,199
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

        Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company as a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation.

        All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes. See "NEW ACCOUNTING PRONOUNCEMENTS" with regard to certain reclassifications made in connection with Valero's adoption in 2000 of the consensus under the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures."

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

REVENUE RECOGNITION

        Revenues generally are recorded when title has transferred, and include any shipping and handling fees charged to sales customers.

SHIPPING AND HANDLING COSTS

        Costs incurred for shipping and handling are included in the accompanying Consolidated Statements of Income under "Cost of sales and operating expenses."

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

PRICE RISK MANAGEMENT ACTIVITIES

        The accounting policies described below in this section reflect the policies followed by Valero with respect to its price risk management activities in the preparation of the accompanying consolidated financial statements, prior to the adoption, effective January 1, 2001, of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See "NEW ACCOUNTING PRONOUNCEMENTS" for a detailed description of FASB 133, including how the adoption of this statement is expected to affect Valero's consolidated financial statements in the future.

        Valero uses derivative commodity instruments such as futures, options and swaps with third parties to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Hedges of inventories were accounted for under the deferral method with gains and losses included in the carrying amounts of inventories and ultimately recognized in cost of sales as those inventories were sold.

        Valero also uses derivative commodity instruments such as futures, options and swaps with third parties to hedge the price risk of anticipated transactions. These instruments are used to hedge anticipated feedstock, product and natural gas purchases, product sales, and refining operating margins by locking in purchase or sales prices or components of refining operating margins, including feedstock discounts, crack spreads and premium product differentials. Hedges of anticipated transactions were also accounted for under the deferral method with gains and losses on these transactions recognized when the hedged transaction occurred, or when the amount of the hedged transaction, combined with the hedging instrument, was not deemed to be recoverable.

        Derivative commodity contracts were designated at inception as a hedge when there was a direct relationship to the price risk associated with Valero's inventories, future purchases and sales of commodities used in Valero's operations, or components of Valero's refining operating margins. If this direct relationship ceased to exist, the related contract was designated "for trading purposes" and accounted for as described below.

        Gains and losses on early terminations of financial instrument contracts designated as hedges were deferred and included in cost of sales in the measurement of the hedged transaction. When an anticipated transaction being hedged was no longer likely to occur, the related derivative contract was accounted for similar to a contract entered into for trading purposes.

        Valero also uses derivative commodity instruments such as futures, options and swaps with third parties for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. Contracts entered into for trading purposes were accounted for under the fair value method. Changes in the fair value of these contracts were recognized as gains or losses in cost of sales currently and were recorded in the Consolidated Balance Sheets in "Prepaid expenses and other" and "Accounts payable" at fair value at the reporting date.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        Valero determined the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which were established by the exchange on which the instruments were traded. The fair value of Valero's over-the-counter contracts was determined based on market-related indexes or by obtaining quotes from brokers.

        Valero's derivative contracts and their related gains and losses were reported in the Consolidated Balance Sheets and Consolidated Statements of Income as discussed above, depending on whether they were designated as a hedge or for trading purposes. In the Consolidated Statements of Cash Flows, cash transactions related to derivative contracts were included in "Changes in current assets and current liabilities."

CASH AND TEMPORARY CASH INVESTMENTS

        Valero's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired.

INVENTORIES

        Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At December 31, 2000, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $230 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of December 31, 2000 and 1999 were as follows (in thousands):

                                           December 31,
                                      ----------------------
                                        2000          1999
                                      --------      --------
Refinery feedstocks ............      $142,522      $ 61,649
Refined products and blendstocks       332,653       183,519
Materials and supplies .........        64,707        52,879
                                      --------      --------
                                      $539,882      $298,047
                                      ========      ========

        Refinery feedstock and refined product and blendstock inventory volumes totaled 21.7 million barrels and 15.2 million barrels as of December 31, 2000 and 1999, respectively. The increase was primarily attributable to the inventories purchased as part of the Benicia Acquisition described in Note 3. See Note 8 for information concerning Valero's hedging activities related to its refinery feedstock and refined product inventories.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

        Major classes of property, plant and equipment as of December 31, 2000 and 1999 were as follows (in thousands):

                                            December 31,
                                     --------------------------
                                        2000            1999
                                     ----------      ----------
Crude oil processing facilities      $2,927,763      $2,123,518
Butane processing facilities ..         243,686         243,050
Other .........................         151,223         125,139
Construction in progress ......         158,445         114,747
                                     ----------      ----------
                                     $3,481,117      $2,606,454
                                     ==========      ==========

        Provision for depreciation of property, plant and equipment is made primarily on a straight-line basis over the estimated useful lives of the depreciable facilities. A summary of the principal rates used in computing the annual provision for depreciation, primarily utilizing the composite method and including estimated salvage values, is as follows:

                                                       Weighted
                                        Range           Average
                                     ------------      --------
Crude oil processing facilities       3.2% - 5.1%         3.6%
Butane processing facilities...              3.3%         3.3%
Other..........................      2.3% - 47.8%        14.9%

DEFERRED CHARGES AND OTHER ASSETS

    Refinery Turnaround Costs

        Costs incurred in connection with planned major maintenance activities at Valero's refineries (refinery turnaround costs) are deferred when incurred and amortized on a straight-line basis over that period of time estimated to lapse until the next turnaround occurs. These costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as (i) vessels, tanks and reactors, (ii) piping, valves and fittings, (iii) rotating

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES equipment, (iv) instrumentation, (v) electrical equipment, (vi) heat exchangers and (vii) fired heaters. As of December 31, 2000 and 1999, the balance of deferred turnaround costs was $90.2 million and $49.2 million, respectively.

    Fixed-Bed Catalyst Costs

        Fixed-bed catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of that catalyst, normally one to three years. As of December 31, 2000 and 1999, the balance of deferred catalyst costs was $27.3 million and $16.8 million, respectively.

    Technological Royalties and Licenses

        Technological royalties and licenses are deferred when incurred and amortized on a straight-line basis over the estimated useful life of each particular royalty or license. As of December 31, 2000 and 1999, the balance of deferred royalties and licenses was $26.2 million and $25.7 million, respectively.

    Retail Branding Rights

        As discussed in Note 3, Valero acquired Exxon Mobil Corporation's Exxon-branded California retail assets in the second quarter of 2000. In connection with this acquisition, Valero received the exclusive rights to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. The value assigned to this right of $35 million was deferred and is being amortized over the ten-year term of the rights agreement.

    Other Deferred Charges and Other Assets

        Other deferred charges and other assets include Valero's 20% interest in Javelina Company, a general partnership that owns a refinery off-gas processing plant in Corpus Christi, Texas. Valero accounts for its interest in Javelina on the equity method of accounting. Also included in other deferred charges and other assets is Valero's interest in the Clear Lake, Texas methanol plant, which is owned by a joint venture between a Valero subsidiary and Celanese Ltd. Effective in the second quarter of 2000, Valero changed the financial statement presentation of its interest in this methanol plant from a proportionate gross presentation to a single-amount equity method presentation in connection with adopting the consensus under EITF Issue No. 00-1. See "NEW ACCOUNTING PRONOUNCEMENTS." Other deferred charges and other assets also include prefunded benefit costs, debt issuance costs and certain other costs.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

ACCRUED EXPENSES

        Accrued expenses as of December 31, 2000 and 1999 were as follows (in thousands):

                                         December 31,
                                    ----------------------
                                      2000          1999
                                    --------      --------
Accrued interest expense .....      $ 11,204      $  9,906
Accrued taxes ................       100,731        52,020
Accrued employee benefit costs        45,270        21,053
Other ........................        47,908        19,108
                                    --------      --------
                                    $205,113      $102,087
                                    ========      ========

DEFERRED CREDITS AND OTHER LIABILITIES

        Deferred credits and other liabilities consist primarily of obligations under Valero's employee benefit plans (see Note 12) and environmental remediation obligations incurred in connection with Valero's acquisition of the Paulsboro Refinery (see Note 3).

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of Valero's financial instruments approximate fair value, except for certain long-term debt and financial instruments used in price risk management activities. See Notes 5 and 8.

STOCK-BASED COMPENSATION

        Valero accounts for its employee stock compensation plans using the "intrinsic value" method of accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Valero's common stock at the date of the grant over the amount an employee must pay to acquire the stock. FASB Statement No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to measure and recognize in their financial statements a compensation cost for stock-based employee compensation plans based on the "fair value" method of accounting set forth in the statement. See Note 12 for the pro forma effects on net income and earnings per share had compensation cost for Valero's stock-based compensation plans been determined consistent with FASB 123.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

        Basic and diluted earnings per share are presented on the face of the accompanying Consolidated Statements of Income in accordance with the provisions of FASB Statement No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of Valero's outstanding stock options and performance awards granted to employees in connection with Valero's stock compensation plans (see Note 12) for all periods presented. The weighted average number of common shares outstanding for the years ended December 31, 2000, 1999 and 1998 was 58,532,326, 56,086,381 and 56,077,671, respectively.

        The computation of basic and diluted per share amounts, as required by FASB 128, is as follows (dollars and shares in thousands, except per share amounts):

                                                                      Year Ended December 31,
                                  -----------------------------------------------------------------------------------------------
                                                2000                             1999                             1998
                                  -----------------------------    -----------------------------   ------------------------------
                                                           Per                              Per                              Per
                                     Net                  Share       Net                  Share     Net                    Share
                                   Income      Shares      Amt.     Income      Shares      Amt.    (Loss)       Shares      Amt.
                                  --------    --------    -----    --------    --------    -----   --------     --------    -----
Net income (loss)......           $339,120                         $ 14,287                        $(47,291)
                                  ========                         ========                        ========

BASIC EARNINGS PER SHARE:
Net income (loss)  available
   to common stockholders ....    $339,120      58,532    $5.79    $ 14,287      56,086    $ .25   $(47,291)      56,078    $(.84)
                                                          =====                            =====                            =====

EFFECT OF DILUTIVE SECURITIES:
Stock options ................          --       1,304                   --         292                  --           --
Performance awards ...........          --         689                   --         380                  --           --
                                  --------    --------             --------    --------            --------     --------

DILUTED EARNINGS PER SHARE:
Net income (loss) available
   to common stockholders plus
   assumed conversions .......    $339,120      60,525    $5.60    $ 14,287      56,758    $ .25   $(47,291)      56,078    $(.84)
                                  ========    ========    =====    ========    ========    =====   ========     ========    =====

        Because Valero reported a net loss for the year ended December 31, 1998, various stock options and performance awards which were granted to employees in connection with Valero's stock compensation plans and were outstanding during 1998 were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At December 31, 1998, options to purchase approximately 5.5 million common shares and performance awards totaling approximately 100,000 shares were outstanding.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

        In order to determine net cash provided by operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "Cash and temporary cash investments," "Current deferred income tax assets," and "Short-term debt." Also excluded from the following table are (i) the current assets and current liabilities acquired in connection with the Benicia Acquisition in 2000 and the purchase of the Paulsboro Refinery in 1998 (see Note 3), both of which are reflected separately in the accompanying Consolidated Statements of Cash Flows, and (ii) noncash write-downs of inventories to market value in 1998 totaling $170.9 million.

                                         Year Ended December 31,
                                -----------------------------------------
                                   2000            1999            1998
                                ---------       ---------       ---------
Receivables, net .........      $(213,350)      $ (89,086)      $  83,103
Inventories ..............        (70,364)          8,747          (8,657)
Prepaid expenses and other        (10,346)         10,265           1,980
Accounts payable .........        189,955         326,536        (116,502)
Accrued expenses .........        107,597          37,360          (4,798)
                                ---------       ---------       ---------
    Total ................      $   3,492       $ 293,822       $ (44,874)
                                =========       =========       =========

        Cash flows related to interest and income taxes were as follows (in thousands):

                                                     Year Ended December 31,
                                               ---------------------------------
                                                 2000         1999         1998
                                               -------      -------      -------
Interest paid (net of amount capitalized)      $71,789      $49,023      $30,735
Income taxes paid .......................       49,578       13,582        5,284
Income tax refunds received .............          565        7,530       15,513

        Noncash investing and financing activities for 1999 and 1998 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the completion of independent appraisals performed in connection with the September 1998 acquisition of the Paulsboro Refinery and the May 1997 acquisition of Basis Petroleum, Inc. from Salomon Inc, and the allocation of the respective purchase prices to the assets acquired and liabilities assumed.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

    FASB 140

        In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces Statement 125 with the same name. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral are effective for Valero's financial statements for the year ended December 31, 2000. The adoption of this statement with regard to the provisions for the recognition and reclassification of collateral did not affect Valero's accompanying consolidated financial statements. In addition, Valero believes that the adoption of this statement with regard to the revised accounting standards effective for transactions occurring after March 31, 2001 will not have a material effect on its consolidated financial statements in the future. See Note 2 for disclosures relating to securitization transactions and collateral as required by this statement.

    SAB 101

        In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles and does not supercede any existing authoritative literature. For calendar year-end companies, SAB 101, as amended, was required to be adopted beginning in the fourth quarter of 2000. Valero believes that its revenue recognition policies are consistent with those described in SAB 101. The adoption of this SAB did not have a material effect on Valero's accompanying consolidated financial statements.

    EITF 00-10

        In the third quarter of 2000, the EITF finalized various consensuses in connection with its Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that (i) all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenues in the income statement, (ii) costs incurred for shipping and handling should not be deducted from revenues (i.e., netted against shipping and handling revenues) in the income statement and (iii) the classification in the income statement of costs incurred for shipping and handling is an accounting policy decision that should be disclosed under the requirements of APB Opinion No. 22, "Disclosure of Accounting Policies," and if shipping or handling costs are significant and are not included in cost of sales, both the amount(s) of these costs and the line item(s) on the income statement that includes them should be disclosed. The guidance in these consensuses was

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES required to be adopted beginning in the fourth quarter of 2000, consistent with the required adoption date for SAB 101 as described above. Valero believes that its accounting policies are consistent with the guidance in these consensuses (see "SHIPPING AND HANDLING COSTS" above for Valero's required accounting policy disclosure). The adoption of these consensuses did not have a material effect on Valero's accompanying consolidated financial statements.

    EITF 00-1

        In May 2000, the EITF reached a consensus in connection with its Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus concluded that a proportionate gross financial statement presentation is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method unless the investee is in either the construction industry or an extractive industry (such as oil and gas exploration and production but not related activities such as refining, marketing or transporting extracted mineral resources) where there is a longstanding practice of its use. In connection with adopting this consensus, Valero changed the financial statement presentation of its interest in the Clear Lake, Texas methanol plant from a proportionate gross presentation to a single-amount equity method presentation. This change was effective with Valero's Form 10-Q for the quarter ended June 30, 2000 at which time comparative financial statements were restated to conform with the consensus. The comparative financial statements included in this Form 10-K have also been restated to conform with the consensus. This single-amount presentation related to Valero's investment in the Clear Lake methanol plant is included in the accompanying Consolidated Balance Sheets under "Deferred charges and other assets" and is included in the accompanying Consolidated Statements of Income under "Other income (expense), net."

    FIN 44

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees," for certain issues including, among other things, (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation became effective for Valero's consolidated financial statements beginning July 1, 2000, including the effects of applying this interpretation to certain specific events that occurred prior to July 1, 2000. The adoption of this interpretation did not have a material effect on Valero's consolidated financial statements.

    FASB 133

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 which delayed the effective date of Statement 133 for

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138 which amended various provisions of Statement 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in hybrid instruments) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges, as described further below, allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 will become effective for Valero's consolidated financial statements beginning January 1, 2001 and is not allowed to be applied retroactively to financial statements of prior periods. With respect to hybrid instruments, Valero will apply Statement 133, as allowed by the statement, to only those hybrid instruments that were issued, acquired or substantively modified on or after January 1, 1999. The adoption of this statement will not result in any significant changes in Valero's business practices, including its hedging and trading activities as described in Note 8 and in Item 7A. Quantitative and Qualitative Disclosures About Market Risk; however, various systems modifications have been required.

        Statement 133, in part, allows special hedge accounting for fair value and cash flow hedges. Statement 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. Statement 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining ineffective portion of the gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

        The transition adjustments recorded by Valero in connection with its adoption of FASB 133 had the following effect on its financial statements as of January 1, 2001 (in thousands):

                                                    Amount
Balance sheet                                  Debit (Credit)
-------------                                  --------------
Inventories ................................      $  3,215
Deferred charges, deferred credits and other        42,865
Accounts payable ...........................        (2,536)
Deferred income taxes ......................       (15,240)
Other comprehensive income .................       (28,304)

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

2.  ACCOUNTS RECEIVABLE SECURITIZATION

        In September 1999, Valero, through a wholly owned special purpose subsidiary, entered into an agreement with a financial institution ("Transferee") to sell, on a revolving basis, up to $100 million of an undivided percentage ownership interest in a designated pool of trade accounts receivable. At the inception of the agreement in 1999, proceeds of $100 million were received under this program which were used to reduce indebtedness under Valero's bank credit facilities. Under the agreement, which matures in September of 2002, Valero retains the residual interest in the designated pool of receivables. This retained interest, which is included in the receivables balance reflected in the accompanying Consolidated Balance Sheets, is recorded at fair value. Due to (i) a short average collection cycle for such receivables of less than one month, (ii) Valero's collection experience history, and (iii) the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of Valero's retained interest approximates the total amount of the designated pool of receivables reduced by the outstanding balance of receivables sold to the Transferee under the program.

        Under this receivable securitization agreement, the Transferee has no recourse to any other assets of Valero. Valero remains responsible for servicing the transferred receivables and pays certain fees to the Transferee related to its sale of receivables under this program. During 2000 and 1999, the costs incurred by Valero related to this program, which are included in "Other Income (Expense), Net" in the accompanying Consolidated Statements of Income, were $6.8 million and $1.6 million, respectively. During 2000, as a result of the short average collection cycle discussed above, proceeds from collections under this revolving agreement of $2.9 billion were reinvested in the program by the Transferee. However, the Transferee's interest in Valero's receivables was never in excess of $100 million at any point in time under this program. No receivables included in this program were written off during 2000 or 1999.

        As of December 31, 2000, $238 million of Valero's accounts receivable comprised the designated pool of trade receivables included in this program. Of this amount, $100 million had been sold to the Transferee and $138 million was retained by Valero.

3.  ACQUISITIONS

CALIFORNIA REFINING AND MARKETING ASSETS

        During the second quarter of 2000, Valero completed the acquisition of Exxon Mobil Corporation's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consisted of approximately 80 service stations (the "Service Stations") and branded supplier relationships with over 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). ExxonMobil agreed to sell these assets as a result of consent decrees issued by the Federal Trade Commission and the State of California requiring certain assets to be divested by ExxonMobil to satisfy anticompetitive issues in connection with the 1999 fourth quarter merger of Exxon Corporation and Mobil Corporation. The purchase price for the Benicia Refinery, the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Distribution Assets and the Service Stations was $895 million, plus approximately $150 million for (i) refinery inventories acquired in the transaction (based on market-related prices at the time of closing) and (ii) certain costs incurred in connection with the acquisition. As described further below, $155 million of the total purchase price was funded through a structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. The acquisition of the Benicia Refinery and the Distribution Assets closed on May 15, 2000, and the structured lease transaction closed on June 15, 2000.

         In connection with the Benicia Acquisition, Valero assumed all liabilities, including environmental liabilities, of ExxonMobil related to the acquired California assets with certain exceptions, including those exceptions enumerated below. ExxonMobil retained liability for, and agreed to indemnify Valero for, (i) pending penalties assessed for violations relating to the Benicia Refinery, (ii) pending lawsuits, (iii) personal injury or exposure, including asbestos exposure, suffered by ExxonMobil employees, contractors or subcontractors prior to closing, (iv) all costs associated with compliance with a variance issued in connection with control of nitrogen oxides, (v) claims in connection with offsite transportation and disposal of wastes prior to closing asserted within three years of closing or asserted with respect to abandoned disposal sites, (vi) the capital costs incurred within five years of closing for specified corrective action of groundwater and soil contamination, (vii) all covered contamination at the Service Stations caused by ExxonMobil or its lessees that is reflected in baseline reports prepared prior to closing (provided that the indemnity for covered contamination is for five years),
(viii) the repair or replacement of any underground storage tanks at the Service Stations found to be leaking prior to closing and (ix) fines and penalties imposed within five years of closing arising out of a request for information from the United States Environmental Protection Agency ("EPA") relating to certain provisions of the Clean Air Act that are attributable to actions taken prior to closing or untimely or unresponsive responses to the request. In addition, ExxonMobil will indemnify Valero for breaches of its representations and warranties to the extent that the aggregate amount of Valero's losses resulting from such breaches exceeds $1 million and ExxonMobil receives notice of such losses within one year after the closing date.

        The Benicia Refinery is located on the Carquinez Straits of the San Francisco Bay. It is considered a highly complex refinery and has a total throughput capacity of approximately 165,000 barrels per day, or "BPD." The Benicia Refinery produces a high percentage of light products, with limited production of other products. Approximately 95% of the gasoline produced by the Benicia Refinery meets the California Air Resources Board ("CARB") specifications for CARB II gasoline sold in California. The refinery has significant liquid storage capacity, including storage for crude oil and other feedstocks. The refinery assets also include a deep-water dock located offsite on the Carquinez Straits that is capable of berthing large crude carriers, petroleum coke storage silos located on an adjacent dock, a 20-inch crude pipeline connecting the refinery to a southern California crude delivery system, and an adjacent truck terminal for regional truck rack sales. Under the consent decrees, ExxonMobil was required to offer the buyer of the divested assets a crude oil supply contract. As a consequence, in connection with the closing of the Benicia Acquisition, Valero entered into a ten-year term contract providing for ExxonMobil to supply and for Valero to purchase 100,000 BPD of Alaska North Slope ("ANS") crude oil at market-related prices, to be reduced to

                             VALERO ENERGY CORPORATION AND SUBSIDIARIES

65,000 BPD on January 1, 2001. Subsequent to 2001, Valero will have an option to reduce the required volumes by an additional 20,000 BPD once per year.

        The Service Stations included 10 company-operated service stations and approximately 70 lessee-dealer service stations, all of which are in the greater San Francisco Bay area. In connection with the consent decrees issued by the Federal Trade Commission and the State of California, ExxonMobil was required to withdraw the "Exxon" brand name from the San Francisco Bay area. As a result, ExxonMobil notified the dealers in this market area that their franchise right to market "Exxon" branded products was being terminated effective June 15, 2000. Valero has introduced its own brand of retail petroleum products in the San Francisco Bay area and the dealers at these locations have entered into a franchise agreement with Valero to market products under the new Valero brand. In July 2000, these dealers were offered an option to purchase the stations that they were leasing. If exercised, the purchase option requires that the dealers enter into a fuels purchase agreement with Valero for a term of 15 years. Any purchases of stations by these dealers resulting from the exercise of their purchase options are expected to be completed by the end of the first quarter of 2001.

        The Distribution Assets included over 260 independently-owned and operated distributor facilities which are located outside of the San Francisco Bay area. These distributor locations retained the right to use the Exxon brand and continue to receive Exxon brand support, while Valero received the exclusive right to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. In connection with the Benicia Acquisition, ExxonMobil assigned to Valero all of the existing Exxon California distributor contracts under which the distributors now purchase Exxon-branded products from Valero.

        The Benicia Acquisition was funded through a senior notes offering, an offering of premium equity participating security units ("PEPS Units"), a common stock offering and borrowings under Valero's existing bank credit facilities. See Notes 5, 6 and 7 for details regarding the senior notes, PEPS Units, and common stock offerings, respectively. In addition, Valero entered into a $155 million structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. This structured lease is being accounted for as an operating lease and has a remaining primary term of approximately 4.5 years. See
Note 14.

          The acquisition of the Benicia Refinery and Distribution Assets was accounted for under the purchase method of accounting. In accordance with the purchase method, the accompanying Consolidated Balance Sheet as of December 31, 2000 includes the assets acquired and liabilities assumed based on a preliminary purchase price allocation, which will be finalized upon the completion of independent appraisals and other evaluations. The accompanying Consolidated Statement of Income for the year ended December 31, 2000 includes the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Stations beginning June 16, 2000.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        The preliminary purchase price allocation as of December 31, 2000, including transaction costs incurred in the acquisition, is as follows (in thousands):

Inventories (including certain base inventories and supplies inventories
    included in the $895 million base purchase price) ..................      $ 171,471
Prepaid expenses and other .............................................         15,000
Property, plant and equipment ..........................................        679,898
Deferred charges and other assets ......................................         38,243
Accrued expenses .......................................................         (3,914)
Deferred credits and other liabilities .................................        (10,968)
                                                                              ---------
                                                                              $ 889,730
                                                                              =========

PAULSBORO REFINERY

        On September 16, 1998, Valero and Mobil Oil Corporation entered into an asset sale and purchase agreement for the acquisition by Valero of substantially all of the assets and the assumption of certain liabilities related to Mobil's 155,000 barrel-per-day refinery in Paulsboro, New Jersey. The purchase price was $228 million plus approximately $107 million representing the value of inventories and certain other items acquired in the transaction and was paid in cash from borrowings under Valero's bank credit facilities. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on fair values as determined by an independent appraisal. Under the purchase method of accounting, the accompanying Consolidated Statements of Income include the results of operations of the Paulsboro Refinery beginning September 17, 1998. See "CONTINGENT EARN-OUT AGREEMENTS" below for information regarding Mobil's right to receive certain payments if certain average refining margins exceed a specified level.

        In connection with the acquisition of the Paulsboro Refinery, Mobil agreed to indemnify Valero for certain environmental matters and conditions existing on or prior to the acquisition and Valero agreed to assume Mobil's environmental liabilities, with certain limited exceptions (including "superfund" liability for off-site waste disposal). Mobil's indemnities and the periods of indemnification, measured from the September 16, 1998 closing date, include (i) third party environmental claims for a period of five years, (ii) governmental fines and/or penalties for a period of five years, (iii) required remediation of known environmental conditions for a period of five years, subject to a cumulative deductible, (iv) required remediation of unknown environmental conditions for a period of seven years, subject to a sharing arrangement with a cap on Valero's obligation and subject to a cumulative deductible, and (v) certain capital expenditures required by a governmental entity for a three-year period, to the extent required to cure a breach of certain representations of Mobil concerning compliance with environmental laws, subject to a specified deductible. Valero's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection. These remediation obligations relate primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 2000,

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES approximately $19 million is included in "Accrued expenses" and "Deferred credits and other liabilities" representing Valero's best estimate of its remaining costs to be borne related to these remediation obligations. The majority of these costs are expected to be incurred in relatively level amounts over the next 18 years.

PRO FORMA FINANCIAL INFORMATION

        The following unaudited pro forma financial information of Valero for the years ended December 31, 2000, 1999 and 1998 assumes that the Benicia Acquisition and the senior notes, PEPS Units and common stock offerings discussed above occurred at the beginning of 2000 and 1999, and that the acquisition of the Paulsboro Refinery occurred at the beginning of 1998. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                                     Year Ended December 31,
                                                          ---------------------------------------------
                                                             2000             1999             1998
                                                          -----------      -----------      -----------
Operating revenues .................................      $15,393,371      $ 9,312,743      $ 6,246,790
Operating income (loss) ............................          660,957          221,519          (14,422)
Net income (loss) ..................................          357,172           70,963          (33,663)
Earnings (loss) per common share ...................             5.81             1.14             (.60)
Earnings (loss) per common share - assuming dilution             5.63             1.13             (.60)

CONTINGENT EARN-OUT AGREEMENTS

         In connection with Valero's September 1998 acquisition of the Paulsboro Refinery described above, Mobil (now ExxonMobil) is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of these years exceed a specified level. Any payments under this earn-out arrangement, which are determined in September of each year beginning in 1999, are limited to $20 million in any year and $50 million in the aggregate. No earn-out amount was due for the year ended September 16, 2000. Also, in connection with Valero's May 1997 acquisition of Basis, Salomon is entitled to receive payments in any of the ten years following the acquisition if certain average refining margins during any of these years exceed a specified level. Any payments under this earn-out arrangement, which are determined as of May 1 of each year beginning in 1998, are limited to $35 million in any year and $200 million in the aggregate. The earn-out amount for the year ended May 1, 1998 was $10.3 million, while no earn-out amounts were due for the years ended May 1, 1999 and 2000. Based on actual margins since May and September of 2000, and estimated margin levels through May and September of 2001, earn-out payments due to Salomon and Mobil during 2001 would be $35 million and $20 million, respectively. Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition which is depreciated over the remaining lives of the assets to which the additional cost is allocated.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4.  SHORT-TERM DEBT

        Valero currently has various uncommitted short-term bank credit facilities which bear interest at each respective bank's quoted money market rate, have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use. As of December 31, 2000, $27 million was outstanding under these facilities at a weighted average interest rate of 7.23%.

5.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

        Long-term debt balances as of December 31, 2000 and 1999 were as follows (in thousands):

                                                                               December 31,
                                                                        --------------------------
                                                                           2000            1999
                                                                        ----------      ----------
Industrial revenue bonds:
    Tax-exempt Revenue Refunding Bonds:
        Series 1997A, 5.45%, due April 1, 2027 ...................      $   24,400      $   24,400
        Series 1997B, 5.40%, due April 1, 2018 ...................          32,800          32,800
        Series 1997C, 5.40%, due April 1, 2018 ...................          32,800          32,800
        Series 1997D, 5.13%, due April 1, 2009 ...................           8,500           8,500
    Tax-exempt Waste Disposal Revenue Bonds:
        Series 1999, 5.7%, due April 1, 2032 .....................          25,000          25,000
        Series 1998, 5.6%, due April 1, 2032 .....................          25,000          25,000
        Series 1997, 5.6%, due December 1, 2031 ..................          25,000          25,000
    Taxable Waste Disposal Revenue Bonds,
        Series 1998, 6.75% at December 31, 2000, due April 1, 2032          18,500          18,500
8 3/8% notes, due June 15, 2005 ..................................         200,000              --
8 3/4% notes, due June 15, 2030 ..................................         200,000              --
7 3/8% notes, due March 15, 2006 .................................         300,000         300,000
6 3/4% notes, due December 15, 2032 (notes are callable or putable
    on December 15, 2002) ........................................         150,000         150,000
$835 million revolving bank credit and letter of credit facility,
    due November 28, 2002 ........................................              --         140,000
Net unamortized premium and discount .............................             417           3,472
                                                                        ----------      ----------
        Total long-term debt (no current maturities) .............      $1,042,417      $  785,472
                                                                        ==========      ==========

        Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. The credit facility was amended in April 2000 in connection with Valero's financing plan for the Benicia Acquisition resulting in, among other things, an increase in the total debt-to-capitalization limit from 50% to the current limit of 60%. This ratio limit will decrease to 55% on September 30, 2001. These amendments to the credit facility became effective upon the closing of the acquisition of the Benicia Refinery and the Distribution Assets. As of December 31, 2000, there were no outstanding borrowings under this credit facility, while letters of credit outstanding were approximately $184 million. Valero also currently has various uncommitted bank letter of credit facilities under which approximately $89 million was outstanding as of December 31, 2000.

        On June 29, 2000, Valero issued to the public $200 million aggregate principal amount of 8 3/8% notes which are due on June 15, 2005, and $200 million aggregate principal amount of 8 3/4% notes which are due on June 15, 2030. These notes were issued under Valero's $1.3 billion universal shelf registration statement on Form S-3 which was filed with the SEC on March 31, 2000 and declared effective on May 30, 2000. The net proceeds received by Valero from this offering, which were used in connection with funding the Benicia Acquisition as described in Note 3, were approximately $394 million, including an aggregate discount of approximately $1.8 million related to the two issuances. Interest payments on the notes will be made semi-annually on June 15 and December 15 of each year, beginning December 15, 2000. These notes are unsecured and unsubordinated, rank equally with all of Valero's other unsecured and unsubordinated debt, have no sinking fund requirements, and are redeemable at any time, in whole or in part, at Valero's option.

        In March 1999, Valero completed a public offering of $300 million principal amount of 7 3/8% notes which are due on March 15, 2006. These notes were issued under a $600 million universal shelf registration statement which was previously declared effective by the SEC in June 1998. These notes are also unsecured and unsubordinated, rank equally with all of Valero's other unsecured and unsubordinated debt, have no sinking fund requirements, and are redeemable at any time, in whole or in part, at Valero's option. The net proceeds from this financing of approximately $297.5 million were used to pay down borrowings under Valero's bank credit facilities.

        In March 1999, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of Valero $25 million of new tax-exempt Waste Disposal Revenue Bonds which have a fixed interest rate of 5.7% and mature on April 1, 2032. The proceeds from the sale of these tax-exempt fixed-rate bonds were used to redeem $25 million of the $43.5 million of taxable variable-rate Waste Disposal Revenue Bonds which were issued in March 1998 at an initial interest rate of 5.7% and also mature on April 1, 2032. The remaining $18.5 million of Series 1998 taxable bonds bear interest at a variable rate determined weekly, with Valero having the right to convert this rate to a daily, weekly, short-term or long-term rate, or to a fixed rate. Valero expects to complete the refinancing of these remaining taxable variable-rate bonds with $18.5 million of tax-exempt fixed-rate bonds by the end of the first quarter of 2001. In March 1998, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of Valero $25 million of tax-

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES exempt Waste Disposal Revenue Bonds at a fixed interest rate of 5.6%. Also at this time, Valero converted the interest rates on its $98.5 million of Series 1997 tax-exempt Revenue Refunding Bonds and $25 million of Series 1997 tax-exempt Waste Disposal Revenue Bonds from variable rates to a weighted average fixed rate of approximately 5.4%. The Series 1997 Revenue Refunding Bonds were issued in four series with due dates ranging from 2009 to 2027, while the Series 1997 Waste Disposal Revenue Bonds were issued in one series and mature on December 1, 2031.

        In December 1997, Valero issued $150 million principal amount of 6 3/4% notes for net proceeds of approximately $156 million. These notes are unsecured and unsubordinated and rank equally with all of Valero's other unsecured and unsubordinated debt. The notes were issued to the Valero Pass-Through Asset Trust 1997-1 which funded the acquisition of the notes through a private placement of $150 million principal amount of 6 3/4% Pass-Through Asset Trust Securities, or PATS. The PATS represent a fractional undivided beneficial interest in the trust. In exchange for certain consideration paid to the trust, a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002, at which time the term of the notes would be extended 30 years to December 15, 2032. If the third party does not exercise its purchase option, then under the terms of the notes, Valero would be required to repurchase the notes at par on December 15, 2002.

        As of December 31, 2000, Valero's debt-to-capitalization ratio was 39.9% (with 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units deemed to be debt for purposes of this computation), a decrease from 42% as of December 31, 1999.

        Based on long-term debt outstanding at December 31, 2000, Valero has no maturities of long-term debt during the next five years except for the $200 million of 8 3/8% notes due in June 2005. See above for maturities under the terms of the 6 3/4% notes issued in 1997.

        As of December 31, 2000 and 1999, the carrying amounts of Valero's taxable industrial revenue bonds approximated fair value due to their variable interest rates. In addition, as of December 31, 1999, the carrying amount of Valero's revolving bank credit facility approximated fair value due to its variable interest rate. For Valero's fixed-rate industrial revenue bonds, 8 3/8% notes, 8 3/4% notes, 7 3/8% notes and 6 3/4% notes, their estimated fair value as of December 31, 2000 was approximately $1,051.1 million compared to a carrying amount of $1,023.9 million. As of December 31, 1999, the estimated fair value of Valero's fixed-rate industrial revenue bonds, 7 3/8% notes and 6 3/4% notes was approximately $563 million compared to a carrying amount of $627 million. The fair values of these instruments were estimated based on borrowing rates available to Valero for long-term debt with similar terms and average maturities.

6.  PREMIUM EQUITY PARTICIPATING SECURITY UNITS

        On June 28, 2000, Valero issued to the public 6,900,000 7 3/4% PEPS Units at $25.00 per unit. The PEPS Units were issued under Valero's $1.3 billion universal shelf registration statement on Form S-3 which was filed

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES with the SEC on March 31, 2000 and declared effective on May 30, 2000. The net proceeds received by Valero from this offering, which were used in connection with funding the Benicia Acquisition as described in Note 3, were approximately $167 million. Each PEPS Unit consists of (i) a purchase contract for shares of Valero common stock and (ii) a trust preferred security.

        Each purchase contract obligates the holder to purchase from Valero on August 18, 2003, for a price of $25 per contract, the following number of shares of Valero common stock based on the average closing price of Valero's common stock over the 20-day trading period ending on the third trading day prior to August 18, 2003: (i) .71531 shares if the average closing price equals or exceeds $34.95; (ii) a number of shares having a value equal to $25 if the average closing price is less than $34.95 but greater than $29.125; and (iii)
 .85837 shares if the average closing price is less than or equal to $29.125. The holder has the option to settle a purchase contract early for a price of $25 in exchange for .71531 shares of Valero common stock.

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

        The financial statements of VEC Trust I are included in the accompanying consolidated financial statements of Valero, with the trust preferred securities shown on the accompanying Consolidated Balance Sheet as of December 31, 2000 as "Valero-obligated mandatorily redeemable preferred capital trust securities of subsidiary trust holding solely Valero senior notes." Distributions on the trust preferred securities, whether paid or accumulated, are reflected as a charge to income and are shown on the accompanying Consolidated Statement of Income for the year ended December 31, 2000 as "Distributions on preferred securities of subsidiary trust."

          Prior to the issuance of shares of Valero common stock upon settlement of the purchase contracts, the PEPS Units are reflected in Valero's earnings per share calculations using the treasury stock method. Consequently, the PEPS Units will have a dilutive effect on earnings per share for reporting periods during which the average market price per share of Valero common stock exceeds $34.95. For reporting periods during which the average market price per share of Valero common stock is $34.95 or less, the PEPS Units will have a dilutive effect on earnings per share

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES only when that average market price per share is above the average closing price for the 20-day trading period ending on the third trading day prior to the end of the reporting period.

7.  COMMON STOCK OFFERING

        On June 28, 2000, Valero issued to the public 5,980,000 shares of its common stock at $29.125 per share. These shares were issued under Valero's $1.3 billion universal shelf registration statement on Form S-3 which was filed with the SEC on March 31, 2000 and declared effective on May 30, 2000. The net proceeds received by Valero from this offering, which were used in connection with funding the Benicia Acquisition as described in Note 3, were approximately $167 million.

8.  PRICE RISK MANAGEMENT ACTIVITIES

        Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments such as futures, options and swaps with third parties to hedge certain refinery inventories and anticipated transactions. Valero also uses these types of derivative commodity instruments for trading purposes. The disclosures detailed below in this note reflect the disclosures required by generally accepted accounting principles prior to the adoption, effective January 1, 2001, of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See
Note 1 under "NEW ACCOUNTING PRONOUNCEMENTS" for a detailed description of FASB 133, including how the adoption of this statement is expected to affect Valero's consolidated financial statements in the future.

        In the tables below detailing Valero's open derivative commodity instruments as of December 31, 2000 and 1999, the total gain or (loss) as of either date on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures and options is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. As discussed above in Note 1 under "PRICE RISK MANAGEMENT ACTIVITIES," gains and losses on hedging activities are deferred and recognized when the hedged transaction occurs while gains and losses on trading activities are recognized currently.

HEDGING ACTIVITIES

        Valero uses derivative commodity instruments to hedge certain refinery feedstock and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Swaps and futures contracts held to hedge refining inventories at the end of 2000 and 1999 had remaining terms of less than one year. As of December 31, 2000 and 1999, 14.9% and 19.5%, respectively, of Valero's refining inventory position was hedged. As of December 31, 2000 and 1999, $3.1 million and $2.1 million, respectively, of deferred hedge losses were included as an increase in refining inventories.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        The following table provides information about Valero's derivative commodity instruments held to hedge refining inventories as of December 31, 2000 (which mature in 2001) and December 31, 1999 (which matured in 2000) (dollars in thousands, except amounts per barrel, or bbl, or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                              December 31, 2000              December 31, 1999
                                                               (mature in 2001)              (matured in 2000)
                                                           ------------------------       ------------------------
                                                                 Fixed Price                    Fixed Price
                                                           ------------------------       ------------------------
                                                             Payor        Receiver          Payor        Receiver
                                                           ---------      ---------       ---------      ---------
Swaps:
    Notional volumes (thousands of barrels, or Mbbls)            150          1,800           1,200          2,850
    Weighted average pay price (per bbl) ............      $    1.62      $    7.14       $    1.87      $    1.68
    Weighted average receive price (per bbl) ........      $    4.27      $    4.18       $    1.70      $    1.88
    Fair value ......................................      $     398      $  (5,326)      $    (203)     $     568

Futures:
    Volumes (Mbbls) .................................         10,898         12,263           6,821          7,410
    Weighted average price (per bbl) ................      $   31.58      $   32.42       $   27.72      $   28.71
    Contract amount .................................      $ 344,201      $ 397,625       $ 189,061      $ 212,729
    Fair value ......................................      $ 345,732      $ 398,612       $ 186,176      $ 208,327

    Volumes (billion Btus, or BBtus) ................          1,200          1,200              --             --
    Weighted average price (per MMBtu) ..............      $    4.56      $    4.71              --             --
    Contract amount .................................      $   5,471      $   5,652              --             --
    Fair value ......................................      $  11,730      $  11,730              --             --

        Valero also uses derivative commodity instruments to hedge the price risk of anticipated transactions. In 2000 and 1999, swaps and futures were used to hedge anticipated feedstock and product purchases, product sales and refining operating margins by locking in purchase or sales prices or components of the margins, including feedstock discounts, conventional gasoline and heating oil crack spreads and premium product differentials. Swaps were also used in 2000 and 1999 to hedge anticipated purchases of natural gas used in Valero's refining operations. The majority of contracts hedging anticipated transactions mature in 2001 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of 2000 or 1999.

        The following table provides information about Valero's derivative commodity instruments held to hedge anticipated feedstock and product purchases, product sales and refining margins as of December 31, 2000 (which mature in 2001) and December 31, 1999 (which matured in 2000) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                    December 31, 2000           December 31, 1999
                                                     (mature in 2001)           (matured in 2000)
                                                  ----------------------      ----------------------
                                                       Fixed Price                 Fixed Price
                                                  ----------------------      ----------------------
                                                   Payor        Receiver       Payor        Receiver
                                                  --------      --------      --------      --------
Swaps:
    Notional volumes (Mbbls) ...............           750         9,000         6,000         7,950
    Weighted average pay price (per bbl)  ..      $   1.62      $   3.39      $   1.87      $   1.70
    Weighted average receive price (per bbl)      $   2.35      $   3.60      $   1.66      $   2.04
    Fair value .............................      $    547      $  1,845      $ (1,287)     $  2,704

Futures:
    Volumes (Mbbls) ........................         1,012         1,066           105           101
    Weighted average price (per bbl) .......      $  26.53      $  30.67      $  23.66      $  24.22
    Contract amount ........................      $ 26,844      $ 32,689      $  2,484      $  2,446
    Fair value .............................      $ 25,955      $ 32,485      $  2,501      $  2,446

        In addition to the above, as of December 31, 2000 and 1999, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of December 31, 2000, these swaps had a weighted average receive price of $22.75 per barrel and a net unrecognized fair value of approximately $42.9 million. As of December 31, 1999, these swaps had a weighted average receive price of $18.02 per barrel and a net unrecognized fair value of approximately $7.4 million.

TRADING ACTIVITIES

        Valero also uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. Contracts outstanding as of December 31, 2000 will mature in 2001 or January 2002.

        The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of December 31, 2000 (which mature in 2001 or 2002) and December 31, 1999 (which matured in 2000 or 2001) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                            December 31, 2000                          December 31, 1999
                                                -----------------------------------------  -----------------------------------------
                                                   Mature in 2001        Mature in 2002      Matured in 2000       Mature in 2001
                                                -------------------   -------------------  -------------------   -------------------
                                                    Fixed Price           Fixed Price          Fixed Price           Fixed Price
                                                -------------------   -------------------  -------------------   -------------------
                                                 Payor    Receiver     Payor    Receiver    Payor    Receiver     Payor     Receiver
                                                --------  ---------   --------  ---------  --------  ---------   --------   --------
Swaps:
    Notional volumes (Mbbls) .................     6,450      7,400         --         --    21,600     23,125        600        600
    Weighted average pay price (per bbl) .....  $   4.08  $    4.44         --         --  $   2.93   $   2.43   $   1.95   $   1.91
    Weighted average receive price (per bbl) .  $   5.09  $    3.55         --         --  $   2.94   $   2.62   $   1.90   $   2.18
    Fair value ...............................  $  6,512  $  (6,571)        --         --  $    204   $  4,377   $    (28)  $    163

    Notional volumes (BBtus) .................    56,070     56,060         --         --        --         --         --         --
    Weighted average pay price (per MMBtu) ...  $   4.82  $    7.85         --         --        --         --         --         --
    Weighted average receive price (per MMBtu)  $   7.85  $    4.81         --         --        --         --         --         --
    Fair value ...............................  $169,488  $(170,182)        --         --        --         --         --         --

Options:
    Volumes (Mbbls) ..........................        --         --         --         --     1,400      1,400         --         --
    Weighted average strike price (per bbl) ..        --         --         --         --  $  24.36   $  24.36         --         --
    Contract amount ..........................        --         --         --         --  $    (11)  $   (220)        --         --
    Fair value ...............................        --         --         --         --  $    200   $    200         --         --

Futures:
    Volumes (Mbbls) ..........................     7,720      6,670          8         --    25,933     26,158      3,125      3,125
    Weighted average price (per bbl) .........  $  24.54  $   24.19   $  26.10         --  $  21.39   $  21.48   $  19.48   $  18.90
    Contract amount ..........................  $189,430  $ 161,334   $    209         --  $554,604   $561,979   $ 60,883   $ 59,050
    Fair value ...............................  $200,701  $ 179,454   $    189         --  $621,949   $623,768   $ 60,938   $ 60,938

    Volumes (BBtus) ..........................    14,410     15,920         --         --       750        750         --         --
    Weighted average price (per MMBtu) .......  $   5.28  $    5.18         --         --  $   2.77   $   2.69         --         --
    Contract amount ..........................  $ 76,050  $  82,472         --         --  $  2,074   $  2,020         --         --
    Fair value ...............................  $130,356  $ 139,205         --         --  $  1,747   $  1,747         --         --

        The following table discloses the net gains (losses) from trading activities and average fair values of contracts held or issued for trading purposes for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                                               Average Fair Value
                                                                                      of
                                                   Net Gains (Losses)         Assets (Liabilities)
                                                  --------------------        --------------------
                                                     2000        1999          2000          1999
                                                  -------       ------        ------        ------
         Swaps..............................      $(1,524)      $13,521       $1,547        $3,810
         Options............................           45          (115)         (31)          (39)
         Futures............................       (7,922)        3,764          375         1,715
                                                  -------       -------
             Total..........................      $(9,401)      $17,170
                                                  =======       =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

MARKET AND CREDIT RISK

         Valero's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. Valero closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by its Board of Directors. Market risks are monitored by a risk control group to ensure compliance with Valero's stated risk management policy. Concentrations of customers in the refining industry may impact Valero's overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. Valero believes that its counterparties will be able to satisfy their obligations under contracts.

9. PREFERRED SHARE PURCHASE RIGHTS

         Each outstanding share of Valero's common stock is accompanied by one Preferred Share Purchase Right, or Right. With certain exceptions, each Right entitles the registered holder to purchase from Valero one one-hundredth of a share of Valero's Junior Participating Preferred Stock, Series I at a price of $100 per one one-hundredth of a share, subject to adjustment for certain recapitalization events.

         The Rights are transferable only with the common stock until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons, any such person, group or associates being referred to as an Acquiring Person, has acquired beneficial ownership of 15% or more of the outstanding shares of Valero's common stock, (ii) 10 business days (or later date as may be determined by action of Valero's Board of Directors) following the initiation of a tender offer or exchange offer which would result in an Acquiring Person having beneficial ownership of 15% or more of Valero's outstanding common stock (the earlier of the date of the occurrence of (i) or (ii) being called the Rights Separation Date), or (iii) the earlier redemption or expiration of the Rights. The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding common stock, Valero's Board of Directors may redeem the Rights at a price of $.01 per Right. The Rights will expire on June 30, 2007, unless extended or the Rights are earlier redeemed or exchanged by Valero.

         If after the Rights Separation Date, Valero is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise of the Right at its then current exercise price, that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the exercise price of the Right. In the event that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         At any time after an Acquiring Person acquires beneficial ownership of 15% or more of the outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common stock, Valero's Board of Directors may exchange the Right (other than Rights owned by the Acquiring Person which have become void), at an exchange ratio of one share of common stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

         Until a Right is exercised, the holder will have no rights as a stockholder of Valero including, without limitation, the right to vote or to receive dividends.

         The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to any Acquiring Person that attempts to acquire Valero on terms not approved by Valero's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by Valero's Board of Directors since the Rights may be redeemed by Valero prior to the time that an Acquiring Person has acquired beneficial ownership of 15% or more of the common stock.

10. SEGMENT INFORMATION

         Valero's operations consist primarily of six petroleum refineries located in Texas at Corpus Christi, Texas City and Houston, in Louisiana at Krotz Springs, in New Jersey at Paulsboro, and in California at Benicia, the products of which are marketed through an extensive wholesale bulk and rack marketing network and through certain retail operations in California which were acquired in connection with the Benicia Acquisition as described in Note 3. The refineries have a combined throughput capacity of approximately one million barrels per day. In applying the requirements of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," Valero's six refineries, each of which represents an operating segment as defined by the statement, have been aggregated as allowed by the statement for reporting purposes. As a result, Valero has one reportable segment, which is the refining and marketing of premium, environmentally clean products.

         Valero's principal products include conventional, reformulated and CARB gasolines, low-sulfur diesel, and oxygenates and other gasoline blendstocks. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. Valero currently markets its products in 34 states through an extensive wholesale bulk and rack marketing network, in California through approximately 80 Valero branded retail and 270 other retail distributor locations, and in selected export markets in Latin America. Revenues from external customers for Valero's principal products for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                   2000             1999             1998
                                                                -----------      -----------      -----------
         Gasolines and blendstocks............................  $ 7,831,464      $ 4,381,112      $ 3,040,103
         Distillates..........................................    3,747,128        1,848,621        1,270,859
         Petrochemicals.......................................      386,909          258,850          166,769
         Lubes and asphalts...................................      295,300          178,653           44,239
         Other products and revenues..........................    2,410,286        1,293,932        1,017,376
                                                                -----------      -----------      -----------
             Total operating revenues.........................  $14,671,087      $ 7,961,168      $ 5,539,346
                                                                ===========      ===========      ===========

         In 2000, 1999 and 1998, Valero had no significant amount of export sales and no significant foreign operations. In 2000 and 1999, approximately $1.7 billion (11.7%) and $1.2 billion (15.4%), respectively, of Valero's consolidated operating revenues were derived from sales to ExxonMobil, while in 1998, no single customer accounted for more than 10% of Valero's consolidated operating revenues.

11. INCOME TAXES

         Components of income tax expense (benefit) were as follows (in thousands):

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------     --------
            Current:
                Federal...........................................    $ 80,021     $ 14,896     $ (3,196)
                State.............................................       5,979          404         (904)
                                                                      --------     --------     --------
                    Total current.................................      86,000       15,300       (4,100)
                                                                      --------     --------     --------
            Deferred:
                Federal...........................................     102,076       (9,400)     (31,700)
                State.............................................       1,024           --           --
                                                                      --------     --------     --------
                    Total deferred................................     103,100       (9,400)     (31,700)
                                                                      --------     --------     --------
                    Total income tax expense (benefit)............    $189,100     $  5,900     $(35,800)
                                                                      ========     ========     ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         The following is a reconciliation of total income tax expense (benefit) to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income (loss) before income taxes (in thousands):

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------     --------
         Federal income tax expense (benefit) at the
             statutory rate.......................................    $184,877     $  7,065     $(29,082)
         State income taxes, net of federal income tax effect.....       4,553          263         (588)
         Research and experimentation tax credit..................      (3,022)          --       (5,800)
         Basis difference on disposition of investment............          --       (1,894)          --
         Other - net..............................................       2,692          466         (330)
                                                                      --------     --------     --------
             Total income tax expense (benefit)...................    $189,100     $  5,900     $(35,800)
                                                                      ========     ========     ========

         The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                                        December 31,
                                                                 --------------------------
                                                                    2000            1999
                                                                 ----------      ----------
         Deferred income tax assets:
             Tax credit carryforwards..........................  $  47,468       $   34,131
             Net operating loss carryforward...................         --           48,682
             Compensation and employee benefit liabilities.....     35,953           28,437
             Environmental liabilities.........................      9,759            9,868
             Inventory and related adjustments.................     54,870           36,047
             Accrued liabilities and other.....................     11,131            9,585
                                                                 ---------       ----------
                 Total deferred income tax assets..............  $ 159,181       $  166,750
                                                                 =========       ==========

         Deferred income tax liabilities:
             Turnaround.......................................   $ (30,978)      $  (15,990)
             Depreciation......................................   (413,689)        (334,077)
             Other.............................................    (15,331)         (12,897)
                                                                 ---------       ----------
                 Total deferred income tax liabilities.........  $(459,998)      $ (362,964)
                                                                 =========       ==========

         As of December 31, 2000, Valero had an alternative minimum tax credit carryforward of approximately $38 million, and a research and experimentation credit carryforward of approximately $9 million, both of which are available to reduce future federal income tax liabilities. The alternative minimum tax credit carryforward has no expiration date, while the research and experimentation credit carryforward expires between 2004 and 2013. No valuation allowances were recorded against deferred income tax assets as of December 31, 2000 and 1999.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Valero's taxable years through 1995 are closed to adjustment by the Internal Revenue Service. Valero believes that adequate provisions for income taxes have been reflected in the accompanying consolidated financial statements.

12. EMPLOYEE BENEFIT PLANS

PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Valero's pension plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), is designed to provide eligible employees with retirement income. Participation in the plan commences upon the completion of one year of continuous service. Upon becoming a participant, all service since date of hire is included in determining vesting and credited service, except for individuals who became employees of Valero as a result of an acquisition by Valero, for whom benefits are determined by the terms of the acquisition agreement. For the former ExxonMobil refinery and retail marketing employees continuing employment with Valero in connection with the Benicia Acquisition, full credit was given for service with ExxonMobil prior to May 15, 2000 or June 15, 2000, as applicable, for purposes of eligibility, benefit accrual and vesting, with the benefits under Valero's plan offset by benefits payable to these employees under the ExxonMobil Pension Plan. Former ExxonMobil retail store employees continuing employment with Valero were excluded from participation in Valero's plan. For former Mobil employees continuing employment with Valero in connection with the purchase of the Paulsboro Refinery, full credit was given for service with Mobil prior to September 17, 1998 for vesting and eligibility purposes, but for benefit accrual purposes, only service on and after this date is counted under the plan. A participant vests in plan benefits after five years of vesting service.

         As a result of the Restructuring, Valero is solely responsible for (i) pension liabilities that existed immediately prior to the Restructuring to, or relating to, employees of Old Valero who became employees of PG&E after the Restructuring, which will become payable upon their retirement, (ii) all liabilities to, or relating to, former employees of Valero and Old Valero, and
(iii) all liabilities to, or relating to, current Valero employees. Also, Valero became the sponsor of Old Valero's nonqualified Supplemental Executive Retirement Plan, or SERP, which is designed to provide additional pension benefits to executive officers and certain other employees, and assumed all liabilities with respect to current and former employees of both Valero and Old Valero under this plan.

         The pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which is based on the participant's 60 consecutive highest months of compensation during the latest 10 years of credited service under the plan. Any contributions to the plan are made by Valero and contributions by participants are neither required nor permitted. Valero's contributions, if and when permitted under ERISA, are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. Valero's contributions to the pension plan and SERP in 2000, 1999 and 1998 were approximately $10 million, $7.4 million and $7.2 million, respectively, and are currently estimated to be $7.2 million in 2001.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Valero also provides certain health care and life insurance benefits for retired employees, referred to as postretirement benefits other than pensions. Substantially all of Valero's employees may become eligible for these benefits if, while still working for Valero, they either reach normal retirement age or take early retirement. Health care benefits are offered by Valero through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. Valero funds its postretirement benefits other than pensions on a pay-as-you-go basis. Individuals who became Valero employees as a result of an acquisition by Valero became eligible for postretirement benefits other than pensions under Valero's plan effective on their respective acquisition dates. As a result of the Restructuring, Valero is responsible for all liabilities to former employees of both Valero and Old Valero as well as current Valero employees arising under Old Valero's health care and life insurance programs.

         The following tables set forth for Valero's (i) pension plans, including the SERP, and (ii) postretirement benefits other than pensions, the funded status of the plans and amounts recognized in Valero's consolidated financial statements as of December 31, 2000 and 1999, as well as changes in the benefit obligation and plan assets for the years then ended (in thousands):

                                                             Pension Benefits                  Other Benefits
                                                        -------------------------        -------------------------
                                                          2000            1999             2000            1999
                                                        ---------       ---------        ---------       ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1........................   $ 163,342       $ 152,430        $  42,629       $  42,325
    Service cost.....................................      11,009           9,466            2,206           2,047
    Interest cost....................................      12,297          10,114            3,392           2,818
    Benicia Acquisition .............................       5,756              --            5,212              --
    Participant contributions........................          --              --              152             131
    Benefits paid....................................      (6,490)         (6,399)          (2,091)         (1,986)
    Actuarial loss (gain)............................       2,395          (2,269)          11,218          (2,706)
                                                        ---------       ---------        ---------       ---------
Benefit obligation, December 31......................   $ 188,309       $ 163,342        $  62,718       $  42,629
                                                        =========       =========        =========       =========

CHANGE IN PLAN ASSETS:
Plan assets at fair value, January 1.................   $ 171,715       $ 139,262        $      --       $      --
    Actual return on plan assets.....................       7,032          31,498               --              --
    Company contributions............................      10,003           7,354            1,939           1,855
    Participant contributions........................          --              --              152             131
    Benefits paid....................................      (6,490)         (6,399)          (2,091)         (1,986)
                                                        ---------       ---------        ---------       ---------
Plan assets at fair value, December 31...............   $ 182,260       $ 171,715        $      --       $      --
                                                        =========       =========        =========       =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                             Pension Benefits                  Other Benefits
                                                        -------------------------        -------------------------
                                                          2000            1999             2000            1999
                                                        ---------       ---------        ---------       ---------
RECONCILIATION OF FUNDED STATUS, DECEMBER 31:
Plan assets at fair value............................   $ 182,260       $ 171,715        $      --       $      --
Less: Benefit obligation.............................     188,309         163,342           62,718          42,629
                                                        ---------       ---------        ---------       ---------
Funded status........................................      (6,049)          8,373          (62,718)        (42,629)
Unrecognized net transition obligation (asset).......        (738)           (913)           3,754           4,071
Unrecognized prior service cost......................       6,051           6,921            1,444           1,558
Unrecognized net loss (gain).........................      (5,085)        (16,121)          10,530            (688)
                                                        ---------       ---------        ---------       ---------
    Accrued benefit cost.............................   $  (5,821)      $  (1,740)       $ (46,990)      $ (37,688)
                                                        =========       =========        =========       =========

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
    SHEETS AS OF DECEMBER 31:
Prepaid benefit cost.................................   $  13,402       $  15,054        $      --       $      --
Accrued benefit liability............................     (19,223)        (16,794)         (46,990)        (37,688)
                                                        ---------       ---------        ---------       ---------
    Accrued benefit cost.............................   $  (5,821)      $  (1,740)       $ (46,990)      $ (37,688)
                                                        =========       =========        =========       =========

         Total benefit cost for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                            Pension Benefits                     Other Benefits
                                                    --------------------------------    --------------------------------
                                                         Year Ended December 31,             Year Ended December 31,
                                                    --------------------------------    --------------------------------
                                                      2000        1999        1998        2000        1999        1998
                                                    --------    --------    --------    --------    --------    --------
COMPONENTS OF TOTAL BENEFIT COST:
Service cost......................................  $ 11,009    $  9,466    $  6,934    $  2,206    $  2,047    $  1,703
Interest cost.....................................    12,297      10,114       9,031       3,392       2,818       2,411
Expected return on plan assets....................   (15,704)    (12,642)    (11,149)         --          --          --
Amortization of transition obligation (asset).....      (175)       (144)       (142)        317         317         317
Amortization of prior service cost................       870         866         747         114         114         114
Amortization of net loss (gain)...................        31         343          53          --          --          --
                                                    --------    --------    --------    --------    --------    --------
    Total benefit cost............................  $  8,328    $  8,003    $  5,474    $  6,029    $  5,296    $  4,545
                                                    ========    ========    ========    ========    ========    ========

         Amortization of prior service cost as shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan. The weighted-average assumptions used in computing the actuarial present value of the pension benefit and other postretirement benefit obligations for the years ended December 31, 2000 and 1999 were as follows:

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                             Pension Benefits            Other Benefits
                                                          ----------------------     ----------------------
                                                            2000          1999         2000          1999
                                                          --------      --------     --------      --------
WEIGHTED-AVERAGE ASSUMPTIONS, DECEMBER 31:
Discount rate..........................................     7.50%         7.50%        7.50%         7.50%
Expected long-term rate of return on plan assets.......     9.25%         9.25%          --            --
Rate of compensation increase..........................     5.00%         5.05%          --            --
Health care cost trend rate............................       --            --         5.00%         5.00%

         For measurement purposes, the health care cost trend rate is assumed to remain at five percent for all years after 2000. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on postretirement benefits other than pensions:

                                                                              One                   One
                                                                        Percentage-Point      Percentage-Point
                                                                            Increase              Decrease
                                                                        ----------------      ----------------
Effect on total of service and interest cost components..............       $  1,618              $ (1,376)
Effect on benefit obligation.........................................       $ 11,594              $ (9,975)

PROFIT-SHARING/SAVINGS PLANS

         Valero is the sponsor of the Valero Energy Corporation Thrift Plan which is a qualified employee profit-sharing plan. The purpose of the Thrift Plan is to provide a program whereby contributions of participating employees and their employers are systematically invested to provide the employees an interest in Valero and to further their financial independence. Participation in the Thrift Plan is voluntary and is open to Valero employees who become eligible to participate upon the completion of one month of continuous service. This service may include prior employment with other companies prior to individuals becoming employees of Valero through an acquisition by Valero. Former ExxonMobil refinery and certain retail marketing employees who became employees of Valero in connection with the Benicia Acquisition became eligible to participate in the Thrift Plan on May 16, 2000 and June 16, 2000, respectively, under the same service requirements as required for other Valero employees, with service including prior employment with ExxonMobil. These employees could elect to transfer their balances from the ExxonMobil employee savings plan into the Thrift Plan or maintain these amounts in the ExxonMobil plan. Former Mobil employees who became employees of Valero in connection with the purchase of the Paulsboro Refinery became eligible to participate in the Thrift Plan on September 17, 1998 under the same service requirements as required for other Valero employees, with service including prior employment with Mobil. Effective January 1999, these employees could elect to transfer their balances from the Mobil employee savings plan into the Thrift Plan or maintain these amounts in the Mobil plan.

         Participating employees may contribute from 2% up to 8% of their total annual compensation as basic contributions, with those participants making a basic contribution of 8% allowed to make a supplemental contribution

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of up to 14% of their total annual compensation. Participants may elect to make contributions on a before-tax and/or after-tax basis, with federal income taxes on before-tax contributions being deferred until a distribution is made to the participant. Participants' basic contributions of up to 8% of their base annual compensation are matched 75% by Valero, with an additional match of up to 25% subject to certain conditions. Participants' basic contributions in excess of 8% of their base annual compensation and supplemental contributions are not matched by Valero. In January 2001, the compensation committee of Valero's Board of Directors approved an increase in Valero's matching percentage from 75% to 100% for the 12-month period beginning February 1, 2001. Valero's contributions to the Thrift Plan for the years 2000, 1999 and 1998 were $8,153,543, $6,670,841 and $5,298,870, respectively.

STOCK COMPENSATION PLANS

         Valero has various fixed and performance-based stock compensation plans. Valero's Executive Stock Incentive Plan, or ESIP, authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance awards which vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by Valero's compensation committee. A total of 2,500,000 shares of Valero common stock may be issued under the ESIP, of which no more than 1,000,000 shares may be issued as restricted stock. Valero also has a non-qualified stock option plan under which awards are granted to key officers, employees and prospective employees. A total of 2,000,000 shares of Valero common stock may be issued under this plan. Valero also maintains an Executive Incentive Bonus Plan, under which 200,000 shares of Valero common stock may be issued, that provides bonus compensation to key employees based on individual contributions to company profitability. Bonuses are payable either in cash, Valero common stock, or both. Valero also has a non-employee director stock option plan, under which 200,000 shares of Valero common stock may be issued, and a non-employee director restricted stock plan, under which 100,000 shares of Valero common stock may be issued.

         The number and weighted-average grant-date fair value of shares of Valero common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during 2000, 1999 and 1998 were as follows:

                                                2000                     1999                     1998
                                        ---------------------    ---------------------    ---------------------
                                                   Weighted-                Weighted-                Weighted-
                                                    Average                  Average                  Average
                                        Shares     Grant-Date    Shares     Grant-Date    Shares     Grant-Date
               Plan                     Granted    Fair Value    Granted    Fair Value    Granted    Fair Value
------------------------------------    -------    ----------    -------    ----------    -------    ----------
ESIP:
    Restricted stock................     17,619      $29.14       85,937      $19.57      163,986      $31.51
    Performance awards..............    146,100       21.81      225,500       21.31       54,000       31.25
Executive Incentive Bonus Plan......    134,362       21.81           --          --        2,516       31.25
Non-employee director
    restricted stock plan...........      1,608       28.00        4,190       21.48           --          --

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Under the terms of the ESIP, the stock option plan and the non-employee director stock option plan, the exercise price of options granted will not be less than the fair market value of Valero's common stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between Valero and the participants, usually in three equal annual installments beginning one year after the date of grant, with unexercised options generally expiring ten years from the date of grant.

         A summary of the status of Valero's stock option plans, including options granted under the ESIP, the stock option plan, the non-employee director stock option plan and Old Valero's previously existing stock compensation plans, as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table below.

                                                2000                        1999                        1998
                                      ------------------------    ------------------------    ------------------------
                                                     Weighted-                   Weighted-                   Weighted-
                                                      Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                        Shares         Price        Shares         Price        Shares         Price
                                      ----------     ---------    ----------     ---------    ----------     ---------
Outstanding at beginning
    of period.....................     7,061,575      $20.86       5,528,996      $21.01       3,780,418      $19.15
Granted  .........................     1,854,460       28.00       1,580,062       20.29       2,049,755       24.00
Exercised.........................    (1,215,573)      19.11         (17,806)      14.77        (235,235)      15.80
Forfeited.........................      (176,763)      22.58         (29,677)      23.41         (65,942)      25.62
                                      ----------                  ----------                  ----------
Outstanding at end of period......     7,523,699       22.86       7,061,575       20.86       5,528,996       21.01
                                      ==========                  ==========                  ==========

Exercisable at end of period......     4,212,683       21.10       3,788,724       19.93       2,524,643       18.16
Weighted-average fair value of
    options granted...............        $ 9.64                      $ 6.61                      $ 5.53

         The following table summarizes information about stock options outstanding under the ESIP, the stock option plan and the non-employee director stock option plan as of December 31, 2000:

                                      Options Outstanding                            Options Exercisable
                        ---------------------------------------------------     -----------------------------
     Range                Number          Weighted-Avg.                           Number
      of                Outstanding         Remaining         Weighted-Avg.     Exercisable     Weighted-Avg.
Exercise Prices         at 12/31/00     Contractual Life     Exercise Price     at 12/31/00    Exercise Price
---------------         -----------     ----------------     --------------     -----------    --------------
$11.47 - $17.50......    1,262,077         5.09 years            $14.76             859,376        $13.48
$18.03 - $26.63......    3,830,675         7.08                   21.72           2,905,954         21.81
$28.00 - $34.91......    2,430,947         8.75                   28.86             447,353         31.09
                         ---------                                              -----------
$11.47 - $34.91......    7,523,699         7.29                   22.86           4,212,683         21.10
                         =========                                              ===========

         The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.7 percent, 5.5 percent and 5.0 percent; expected dividend yields of 1.1 percent, 1.6 percent and 1.4 percent; expected lives of 3.1 years,
3.2 years and 3.1 years; and expected volatility of 42.8 percent, 42.3 percent

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and 28.2 percent. The expected volatility assumption for grants in 1998 was based on the stock price history of Old Valero due to insufficient stock price history for Valero subsequent to the Restructuring, whereas the expected volatility assumption for grants in 1999 and 2000 was based on the stock price history of Valero subsequent to the Restructuring.

         Valero applies APB 25 and related interpretations in accounting for its plans (see Note 1 under "STOCK-BASED COMPENSATION" and "NEW ACCOUNTING PRONOUNCEMENTS - FIN 44"). Accordingly, no compensation cost has been recognized for its fixed stock option plans. The after-tax compensation cost reflected in net income for other stock-based compensation plans for 2000, 1999 and 1998 was $8.8 million, $4 million and $3 million, respectively. Had compensation cost for Valero's stock-based compensation plans been determined based on the grant date fair value of awards in 2000, 1999 and 1998 consistent with the method set forth in FASB 123, Valero's net income and earnings per share for the years ended December 31, 2000 and 1999 would have been reduced, and Valero's net loss and loss per share for the year ended December 31, 1998 would have increased to the pro forma amounts indicated below:

                                                                                     Year Ended December 31,
                                                                                  -----------------------------
                                                                                    2000      1999       1998
                                                                                  --------   -------   --------
    Net income (loss)...........................................   As Reported    $339,120   $14,287   $(47,291)
                                                                   Pro Forma      $331,321   $ 7,869   $(52,398)
    Earnings (loss) per common share............................   As Reported    $   5.79   $   .25   $   (.84)
                                                                   Pro Forma      $   5.66   $   .14   $   (.93)
    Earnings (loss) per common share - assuming dilution........   As Reported    $   5.60   $   .25   $   (.84)
                                                                   Pro Forma      $   5.47   $   .14   $   (.93)

13. STRATEGIC PETROLEUM RESERVE CRUDE OIL

         In September of 2000, the Department of Energy ("D.O.E.") announced its intention to solicit offers for the time exchange of certain crude oil in the Strategic Petroleum Reserve ("SPR"). In the fourth quarter of 2000, the D.O.E. approved a bid by Valero to receive 1,000,000 barrels of crude oil under this program. In November and December of 2000, Valero received 1,000,000 barrels of crude oil in exchange for the obligation to redeliver 1,026,000 barrels of crude oil to the SPR during the third and fourth quarters of 2001. Valero also entered into a derivative contract to lock in the cost of the crude oil that will be purchased and redelivered to the SPR in 2001. As of December 31, 2000, Valero's obligation to redeliver crude oil is recorded in "Accounts payable" in the accompanying Consolidated Balance Sheets at the fair market value of the crude oil to be redelivered. Both the crude oil payable and the related derivative contract are adjusted for changes in fair market value, with such adjustments reflected in income.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

14. LEASE AND OTHER COMMITMENTS

         Valero has long-term operating lease commitments in connection with land, office facilities and equipment, transportation equipment, and various facilities and equipment used in the storage, transportation and production of refinery feedstocks and refined products. In addition, in connection with the Benicia Acquisition as described in Note 3, Valero entered into a long-term operating lease for various service stations and the Benicia Refinery's dock facility. Long-term leases for land have remaining primary terms of up to 23.7 years, long-term leases for office facilities have remaining primary terms of up to 4.5 years and long-term leases for transportation equipment have remaining primary terms of up to 4 years. Valero's long-term leases for production equipment, feedstock and refined product storage facilities and transportation assets have remaining primary terms of up to 4.25 years and in certain cases provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount. The long-term lease for the California service stations and Benicia Refinery dock facility has a remaining term of approximately 4.5 years.

         Future minimum lease payments and minimum rentals to be received under subleases as of December 31, 2000 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

            2001...............................................................   $ 49,835
            2002 ..............................................................     35,745
            2003...............................................................     28,109
            2004...............................................................     22,993
            2005...............................................................      8,742
            Remainder..........................................................     10,244
                                                                                  --------
                                                                                   155,668
            Less future minimum rentals to be received under subleases.........         68
                                                                                  --------
                                                                                  $155,600
                                                                                  ========

         Consolidated rental expense under operating leases for 2000, 1999 and 1998 was approximately $72,236,000, $57,005,000 and $47,779,000, respectively.
These amounts are included in the accompanying Consolidated Statements of Income under "Cost of sales and operating expenses" and "Selling and administrative expenses" and include various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments.

         In addition to commitments under operating leases, Valero has a commitment under a product supply arrangement to pay a reservation fee of approximately $11.3 million annually through August 2002. Valero also has an obligation under certain long-term hydrogen supply arrangements to make fixed minimum payments of approximately $4.9 million annually, as well as other minimum payments which vary based on certain natural gas reference prices. These arrangements, which were entered into in 1999 for the purpose of securing a firm supply of hydrogen for the Texas City Refinery, have remaining terms of approximately 15 years.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

15. LITIGATION AND CONTINGENCIES

         Old Valero, together with certain of its natural gas related subsidiaries, and Valero were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. The plaintiff contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero was formally added to this proceeding. In January 2001, the panel dismissed the plaintiff's legal malpractice claims, and the arbitration hearing began on February 5, 2001. On February 5, 2001, Teco dismissed its claims against Valero, but Valero continues to participate in the hearing. Although PG&E previously acquired Teco and owned both Teco and Old Valero (prior to El Paso Corporation's acquisition of Old Valero in December 2000), PG&E's agreement for the acquisition of Teco purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million. El Paso Corporation has assumed Old Valero's liability in this matter.

         In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that resulted in a judgment of $6.3 million. Valero plans to appeal the judgment.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

         Valero had previously received notice of, but was not served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. On September 6, 2000, the complaint was dismissed pursuant to a tolling agreement. The parties are presently seeking to resolve the matter through mediation which is expected to conclude by the end of the first quarter of 2001.

         On May 24, 2000, Valero was served with a complaint seeking to certify a class action that alleged that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. As a result of certain procedural changes, the plaintiffs filed a new master complaint on January 8, 2001. The new complaint alleges that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contains MTBE. The plaintiffs have not claimed a specific amount of monetary damages, but seek several equitable remedies, including the institution of a court-mandated well-testing program and the enjoining of further distribution of MTBE in New York. No class has been certified. Valero has filed a motion to dismiss the complaint based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. The Judicial Panel on Multidistrict Litigation consolidated this case with certain other MTBE class action lawsuits for pretrial purposes. Discovery has been allowed and is proceeding.

         In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations. Valero believes that any settlement with the EPA in this matter may require various capital improvements or changes in operating parameters or both at some or all of Valero's refineries.

         Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its consolidated financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial position or liquidity.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Valero's results of operations by quarter for the years ended December 31, 2000 and 1999 were as follows (in thousands of dollars, except per share amounts):

                                                                           2000 - Quarter Ended (a)
                                                   ---------------------------------------------------------------------------
                                                    March 31        June 30       September 30     December 31        Total
                                                   ----------     -----------     ------------     -----------     -----------
Operating revenues..............................   $2,928,617      $3,372,502       $4,248,831      $4,121,137     $14,671,087
Operating income................................       57,767 (b)     158,392          223,910         170,910         610,979
Net income .....................................       30,739          87,680          127,356          93,345         339,120
Earnings per common share.......................          .55            1.56             2.08            1.53            5.79
Earnings per common share - assuming dilution...          .54            1.51             2.01            1.47            5.60

                                                                           1999 - Quarter Ended
                                                   ---------------------------------------------------------------------------
                                                    March 31        June 30       September 30     December 31        Total
                                                   ----------     -----------     ------------     -----------     -----------
Operating revenues..............................   $1,337,103      $1,824,450       $2,161,938      $2,637,677      $7,961,168
Operating income (loss) (b).....................        9,235         (20,017)          48,153          34,658          72,029
Net income (loss)...............................       (2,716)        (22,085)          22,612          16,476          14,287
Earnings (loss) per common share................         (.05)           (.39)             .40             .29             .25
Earnings (loss) per common share - assuming
  dilution......................................         (.05)           (.39)             .40             .29             .25

---------

(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(b) Operating income (loss) for the first quarter of 2000 and all quarters of 1999 have been restated from the amounts presented in Valero's March 31, 2000 Form 10-Q and December 31, 1999 Form 10-K, respectively, to conform with the consensus reached by the EITF in May 2000 in connection with its Issue No. 00-1. See Note 1 under "NEW ACCOUNTING PRONOUNCEMENTS." Previously reported operating income (loss) amounts for (i) the quarters ended March 31, 2000 and March 31, June 30, September 30 and December 31 of 1999, and (ii) the year ended December 31, 1999 were $57,052, $8,520, $(20,733), $47,438, $33,916 and $69,141, respectively.

17. SUBSEQUENT EVENTS

         On January 18, 2001, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable March 14, 2001, to holders of record at the close of business on February 14, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to Valero's definitive Proxy Statement which will be filed with the Commission by April 30, 2001.

         Information concerning Valero's executive officers appears in Part I of this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Valero Energy Corporation and its subsidiaries are included in
Part II, Item 8 of this Form 10-K:

                                                                                                                PAGE
Report of independent public accountants.....................................................................    41
Consolidated balance sheets as of December 31, 2000 and 1999.................................................    42
Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998.......................    43
Consolidated statements of common stockholders' equity for the years ended
     December 31, 2000, 1999 and 1998........................................................................    44
Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998...................    45
Notes to consolidated financial statements...................................................................    46

         2. FINANCIAL STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

         3. EXHIBITS. Filed as part of this Form 10-K are the following exhibits:

          2.1 -- Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E Corporation, and PG&E Acquisition Corporation--incorporated by reference from Exhibit 2.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          2.2 -- Form of Agreement and Plan of Distribution between Valero Energy Corporation and Valero Refining and Marketing Company--incorporated by reference from Exhibit 2.2 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          2.3 -- Stock Purchase Agreement dated as of April 22, 1997, among Valero Energy Corporation, Valero Refining and Marketing Company, Salomon Inc and Basis Petroleum, Inc.--incorporated by reference from Exhibit 2.1 to Valero Energy Corporation's (File No. 1-4718) Current Report on Form 8-K dated May 1, 1997, and filed May 16, 1997.

          2.4 --  Asset Sale and Purchase Agreement, dated September 16,
                  1998, by and between Mobil Oil Corporation and Valero Refining Company-New Jersey--incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated September 16, 1998, and filed September 30, 1998.

          2.5 -- Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March 2, 2000, between ExxonMobil Corporation and Valero Refining Company-California--incorporated by reference from Exhibit 2.7 to Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

          2.6 --  First Amendment dated May 14, 2000, to the Sale and
                  Purchase Agreement For Exxon California Refining and Marketing Assets between Exxon Mobil Corporation and Valero Refining Company- California--incorporated by reference from Exhibit
                  2.1 to Valero's Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

          3.1 -- Amended and Restated Certificate of Incorporation of Valero Energy Corporation (formerly known as Valero Refining and Marketing Company)--incorporated by reference from Exhibit 3.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          3.2 --  Amended and Restated By-Laws of Valero Energy
                  Corporation--incorporated by reference from Exhibit 3.3 to Valero's Annual Report on Form 10-K for the year ended December 31, 1999.

          4.1 --  Rights Agreement between Valero Refining and Marketing
                  Company and Harris Trust and Savings Bank, as Rights Agent--incorporated by reference from Exhibit 4.1 to Valero's Registration Statement on Form S-8 (File No. 333-31709), filed July 21, 1997.

          4.2 -- Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I (including Form of Preferred Security)--incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.3 -- Valero Energy Corporation Guarantee Agreement, dated as of June 28, 2000, relating to VEC Trust I (including Form of Preferred Security)--incorporated by reference from Exhibit
                  4.3 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.4 -- Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 4.4 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.5 -- Pledge Agreement, dated as of June 28, 2000, among Valero Energy Corporation, Bank One Trust Company, N.A. and The Bank of New York--incorporated by reference from Exhibit 4.5 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.6 -- Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on Form S-3 (File No. 333-56599), filed June 11, 1998.

          4.7 -- First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due
                  2005)--incorporated by reference from Exhibit 4.6 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.8 -- Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust I and Morgan Stanley & Co. Incorporated--incorporated by reference from Exhibit 4.8 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.9 --  Officer's Certificate delivered pursuant to Sections 102,
                  301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation (including Form of Note)--incorporated by reference from Exhibit 4.9 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

        +10.1 -- Valero Energy Corporation Executive Incentive Bonus Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.2 -- Valero Energy Corporation Executive Stock Incentive Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.2 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.3 -- Valero Energy Corporation Stock Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from
                  Exhibit 10.3 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.4 -- Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.4 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.5 --  Valero Energy Corporation Non-Employee Director Stock
                  Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.5 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.6 -- Executive Severance Agreement between Valero Energy Corporation and William E. Greehey, dated as of December 15, 1982, as adopted and ratified by Valero Refining and Marketing Company--incorporated by reference from Exhibit 10.6 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.7 -- Schedule of Executive Severance Agreements--incorporated by reference from Exhibit 10.7 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.8 -- Form of Indemnity Agreement between Valero Refining and Marketing Company and William E. Greehey-incorporated by reference from Exhibit 10.8 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.9 -- Schedule of Indemnity Agreements--incorporated by reference from Exhibit 10.9 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.10 --  Form of Incentive Bonus Agreement between Valero Refining and
                  Marketing Company and Gregory C. King--incorporated by reference from Exhibit 10.10 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.11 --  Schedule of Incentive Bonus Agreements--incorporated by reference from Exhibit 10.11 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.12 --  Form of Management Stability Agreement between Valero Energy
                  Corporation and Gregory C. King--incorporated by reference from Exhibit 10.14 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      *+10.13 --  Schedule of Management Stability Agreements.

       +10.14 --  Employment Agreement dated March 25, 1999, effective as of
                  April 29, 1999 between Valero Energy Corporation and William
                  E. Greehey--incorporated by reference from Exhibit 10.18 to Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

      *+10.15 --  Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey.

        10.16 -- Amended and Restated Credit Agreement dated as of November 28, 1997, among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank--incorporated by reference from Exhibit
                  4.2 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        10.17 -- Amendment No. 1, dated December 23, 1998, to Credit Agreement among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank--incorporated by reference from Exhibit 4.3 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       *10.18 --  Amendment No. 2, dated May 15, 2000, to Credit Agreement among
                  Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank.

        *21.1 -- Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.

        *23.1 --  Consent of Arthur Andersen LLP, dated February 19, 2001.

        *24.1 -- Power of Attorney, dated February 22, 2001 (set forth on the signatures page of this Form 10-K).

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

    (b) REPORTS ON FORM 8-K. Valero did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

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

                                            VALERO ENERGY CORPORATION
                                             (Registrant)



                                            By  /s/ William E. Greehey
                                               ---------------------------------
                                                      (William E. Greehey)
                                            Chairman of the Board, President and
                                                   Chief Executive Officer


Date:    February 22, 2001

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

          SIGNATURE                                          TITLE                                   DATE
          ---------                                          -----                                   ----
                                                   Director, Chairman of the
                                                   Board, President and Chief
                                                  Executive Officer (Principal
/s/ William E. Greehey                                 Executive Officer)                     February 22, 2001
-------------------------------
     (William E. Greehey)

                                                     Chief Financial Officer
                                                    (Principal Financial and
/s/ John D. Gibbons                                    Accounting Officer)                    February 22, 2001
-------------------------------
     (John D. Gibbons)


/s/ Ronald K. Calgaard                                      Director                          February 22, 2001
-------------------------------
     (Ronald K. Calgaard)


/s/ Donald M. Carlton                                       Director                          February 22, 2001
-------------------------------
     (Donald M. Carlton)


/s/ Jerry D. Choate                                         Director                          February 22, 2001
-------------------------------
     (Jerry D. Choate)


/s/ Robert G. Dettmer                                       Director                          February 22, 2001
-------------------------------
     (Robert G. Dettmer)


/s/ Ruben M. Escobedo                                       Director                          February 22, 2001
-------------------------------
     (Ruben M. Escobedo)


/s/ Lowell H. Lebermann                                     Director                          February 22, 2001
-------------------------------
     (Lowell H. Lebermann)


/s/ Susan Kaufman Purcell                                   Director                          February 22, 2001
-------------------------------
     (Susan Kaufman Purcell)

                               INDEX TO EXHIBITS
                               -----------------


Exhibits          Description
--------          ----------

          2.1 -- Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E Corporation, and PG&E Acquisition Corporation--incorporated by reference from Exhibit 2.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          2.2 -- Form of Agreement and Plan of Distribution between Valero Energy Corporation and Valero Refining and Marketing Company--incorporated by reference from Exhibit 2.2 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          2.3 -- Stock Purchase Agreement dated as of April 22, 1997, among Valero Energy Corporation, Valero Refining and Marketing Company, Salomon Inc and Basis Petroleum, Inc.--incorporated by reference from Exhibit 2.1 to Valero Energy Corporation's (File No. 1-4718) Current Report on Form 8-K dated May 1, 1997, and filed May 16, 1997.

          2.4 --  Asset Sale and Purchase Agreement, dated September 16,
                  1998, by and between Mobil Oil Corporation and Valero Refining Company-New Jersey--incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated September 16, 1998, and filed September 30, 1998.

          2.5 -- Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March 2, 2000, between ExxonMobil Corporation and Valero Refining Company-California-- incorporated by reference from Exhibit 2.7 to Valero's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 2000.

          2.6 --  First Amendment dated May 14, 2000, to the Sale and
                  Purchase Agreement For Exxon California Refining and Marketing Assets between Exxon Mobil Corporation and Valero Refining Company-California--incorporated by reference from Exhibit
                  2.1 to Valero's Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

          3.1 -- Amended and Restated Certificate of Incorporation of Valero Energy Corporation (formerly known as Valero Refining and Marketing Company)--incorporated by reference from Exhibit 3.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          3.2 --  Amended and Restated By-Laws of Valero Energy
                  Corporation--incorporated by reference from Exhibit 3.3 to Valero's Annual Report on Form 10-K for the year ended December 31, 1999.

          4.1 --  Rights Agreement between Valero Refining and Marketing
                  Company and Harris Trust and Savings Bank, as Rights Agent--incorporated by reference from Exhibit 4.1 to Valero's Registration Statement on Form S-8 (File No. 333-31709), filed July 21, 1997.

          4.2 -- Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I (including Form of Preferred Security)--incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.3 -- Valero Energy Corporation Guarantee Agreement, dated as of June 28, 2000, relating to VEC Trust I (including Form of Preferred Security)--incorporated by reference from Exhibit
                  4.3 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.4 -- Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 4.4 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.5 -- Pledge Agreement, dated as of June 28, 2000, among Valero Energy Corporation, Bank One Trust Company, N.A. and The Bank of New York--incorporated by reference from Exhibit 4.5 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.6 -- Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of New York--incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on Form S-3 (File No. 333-56599), filed June 11, 1998.

          4.7 -- First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due
                  2005)--incorporated by reference from Exhibit 4.6 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.8 -- Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust I and Morgan Stanley & Co. Incorporated--incorporated by reference from Exhibit 4.8 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.9 --  Officer's Certificate delivered pursuant to Sections 102,
                  301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation (including Form of Note)--incorporated by reference from Exhibit 4.9 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

        +10.1 -- Valero Energy Corporation Executive Incentive Bonus Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.2 -- Valero Energy Corporation Executive Stock Incentive Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.2 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.3 -- Valero Energy Corporation Stock Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from
                  Exhibit 10.3 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.4 -- Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.4 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.5 --  Valero Energy Corporation Non-Employee Director Stock
                  Option Plan, as amended, dated as of April 23, 1997--incorporated by reference from Exhibit 10.5 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.6 -- Executive Severance Agreement between Valero Energy Corporation and William E. Greehey, dated as of December 15, 1982, as adopted and ratified by Valero Refining and Marketing Company--incorporated by reference from Exhibit 10.6 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.7 -- Schedule of Executive Severance Agreements--incorporated by reference from Exhibit 10.7 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.8 -- Form of Indemnity Agreement between Valero Refining and Marketing Company and William E. Greehey-incorporated by reference from Exhibit 10.8 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        +10.9 -- Schedule of Indemnity Agreements--incorporated by reference from Exhibit 10.9 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.10 --  Form of Incentive Bonus Agreement between Valero Refining and
                  Marketing Company and Gregory C. King--incorporated by reference from Exhibit 10.10 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.11 --  Schedule of Incentive Bonus Agreements--incorporated by reference from Exhibit 10.11 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

       +10.12 --  Form of Management Stability Agreement between Valero Energy
                  Corporation and Gregory C. King--incorporated by reference from Exhibit 10.14 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      *+10.13 --  Schedule of Management Stability Agreements.

       +10.14 --  Employment Agreement dated March 25, 1999, effective as of
                  April 29, 1999 between Valero Energy Corporation and William
                  E. Greehey--incorporated by reference from Exhibit 10.18 to Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

      *+10.15 --  Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey.

        10.16 -- Amended and Restated Credit Agreement dated as of November 28, 1997, among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank--incorporated by reference from Exhibit
                  4.2 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        10.17 -- Amendment No. 1, dated December 23, 1998, to Credit Agreement among Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank--incorporated by reference from Exhibit 4.3 to Valero's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       *10.18 --  Amendment No. 2, dated May 15, 2000, to Credit Agreement among
                  Valero Energy Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of Montreal, as Syndicating Agent and Issuing Bank.

        *21.1 -- Valero Energy Corporation subsidiaries, including state or other jurisdiction of incorporation or organization.

        *23.1 --  Consent of Arthur Andersen LLP, dated February 19, 2001.

        *24.1 -- Power of Attorney, dated February 22, 2001 (set forth on the signatures page of this Form 10-K).