Form 10-Q
period 2001-03-31
VALERO ENERGY CORP/TX
filed 2001-05-03
CIK 1035002

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from__________to__________

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

                                   ----------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of April 30, 2001.

                                                                  Number of
                                                                    Shares
                            Title of Class                       Outstanding
                            --------------                       -----------

                    Common Stock, $.01 Par Value                  61,248,620


================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX







                                                                                                             Page
                                                                                                             ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000....................................   3

      Consolidated Statements of Income - for the Three Months Ended
          March 31, 2001 and 2000...........................................................................   4

      Consolidated Statements of Cash Flows - for the Three Months Ended
          March 31, 2001 and 2000...........................................................................   5

      Notes to Consolidated Financial Statements............................................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................................................  18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  27

PART II.  OTHER INFORMATION.................................................................................  30

  Item 1.  Legal Proceedings................................................................................  30

  Item 6.  Exhibits and Reports on Form 8-K.................................................................  30

SIGNATURE...................................................................................................  31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                       March 31,
                                                                                         2001            December 31,
                                                                                      (Unaudited)            2000
                                                                                      ------------       ------------
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ..........................................      $    125,739       $     14,596
  Receivables, less allowance for doubtful accounts of
    $5,588 (2001) and $5,612 (2000) ............................................           586,647            585,892
  Inventories ..................................................................           581,411            539,882
  Current deferred income tax assets ...........................................            92,136            105,817
  Prepaid expenses and other ...................................................            41,320             38,880
                                                                                      ------------       ------------
                                                                                         1,427,253          1,285,067
                                                                                      ------------       ------------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $210,046 (2001)
  and $158,445 (2000), at cost .................................................         3,549,783          3,481,117
    Less:  Accumulated depreciation ............................................           836,236            804,437
                                                                                      ------------       ------------
                                                                                         2,713,547          2,676,680
                                                                                      ------------       ------------

DEFERRED CHARGES AND OTHER ASSETS ..............................................           418,822            345,957
                                                                                      ------------       ------------
                                                                                      $  4,559,622       $  4,307,704
                                                                                      ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ..............................................................      $         --       $     27,000
  Accounts payable .............................................................           867,624            806,879
  Accrued expenses .............................................................           206,118            205,113
                                                                                      ------------       ------------
                                                                                         1,073,742          1,038,992
                                                                                      ------------       ------------

LONG-TERM DEBT .................................................................         1,042,124          1,042,417
                                                                                      ------------       ------------

DEFERRED INCOME TAXES ..........................................................           468,627            406,634
                                                                                      ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES .........................................            97,915            120,106
                                                                                      ------------       ------------

VALERO-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY VALERO SENIOR NOTES .....................................           172,500            172,500
                                                                                      ------------       ------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2001 and 2000) shares ...................................               623                623
  Additional paid-in capital ...................................................         1,249,445          1,249,127
  Retained earnings ............................................................           452,763            321,566
  Accumulated other comprehensive income - net gains on
    cash flow hedges ...........................................................            42,665                 --
  Treasury stock, 1,295,001 (2001) and 1,472,698 (2000) shares, at cost ........           (40,782)           (44,261)
                                                                                      ------------       ------------
                                                                                         1,704,714          1,527,055
                                                                                      ------------       ------------
                                                                                      $  4,559,622       $  4,307,704
                                                                                      ============       ============

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                2001               2000
                                                                            ------------       ------------

OPERATING REVENUES ...................................................      $  3,769,288       $  2,928,617
                                                                            ------------       ------------

COSTS AND EXPENSES:
  Cost of sales and operating expenses ...............................         3,464,060          2,826,855
  Selling and administrative expenses ................................            36,370             20,155
  Depreciation expense ...............................................            31,799             23,840
                                                                            ------------       ------------
    Total ............................................................         3,532,229          2,870,850
                                                                            ------------       ------------

OPERATING INCOME .....................................................           237,059             57,767

OTHER INCOME (EXPENSE), NET ..........................................              (318)             1,932

INTEREST AND DEBT EXPENSE:
  Incurred ...........................................................           (21,197)           (14,147)
  Capitalized ........................................................             2,480              1,387

DISTRIBUTIONS ON PREFERRED SECURITIES OF
  SUBSIDIARY TRUST ...................................................            (3,342)                --
                                                                            ------------       ------------

INCOME BEFORE INCOME TAXES ...........................................           214,682             46,939

INCOME TAX EXPENSE ...................................................            78,600             16,200
                                                                            ------------       ------------

NET INCOME ...........................................................      $    136,082       $     30,739
                                                                            ============       ============

EARNINGS PER SHARE OF COMMON STOCK ...................................      $       2.23       $        .55

    Weighted average common shares outstanding (in thousands) ........            61,065             55,874

EARNINGS PER SHARE OF COMMON STOCK - ASSUMING DILUTION ...............      $       2.13       $        .54

    Weighted average common shares outstanding (in thousands) ........            63,861             57,234

DIVIDENDS PER SHARE OF COMMON STOCK ..................................      $        .08       $        .08



                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................      $    136,082       $     30,739
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense .....................................................            31,799             23,840
      Amortization of deferred charges and other, net ..........................            23,396              8,758
      Changes in current assets and current liabilities ........................            29,297            (63,089)
      Deferred income tax expense ..............................................            52,700             11,200
      Changes in deferred items and other, net .................................             3,559               (271)
                                                                                      ------------       ------------
        Net cash provided by operating activities ..............................           276,833             11,177
                                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................           (68,771)           (25,229)
  Deferred turnaround and catalyst costs .......................................           (67,544)           (15,088)
  Investment in joint ventures and other, net ..................................               198             (1,649)
                                                                                      ------------       ------------
    Net cash used in investing activities ......................................          (136,117)           (41,966)
                                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ..................................           (27,000)           126,500
  Long-term borrowings .........................................................            18,311             60,000
  Long-term debt reduction .....................................................           (18,500)          (200,000)
  Issuance of common stock in connection with employee benefit plans ...........            13,861              5,912
  Common stock dividends .......................................................            (4,885)            (4,469)
  Purchase of treasury stock ...................................................           (11,360)            (8,732)
                                                                                      ------------       ------------
    Net cash used in financing activities ......................................           (29,573)           (20,789)
                                                                                      ------------       ------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS .............................................................           111,143            (51,578)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ..........................................................            14,596             60,087
                                                                                      ------------       ------------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ................................................................      $    125,739       $      8,509
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

         The consolidated financial statements included in this report have been prepared by Valero without audit, in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. However, all adjustments have been made to these financial statements which are, in the opinion of Valero's management, necessary for a fair presentation of Valero's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted under the SEC's rules and regulations, although Valero believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified for comparative purposes. See Note 8 under "EITF 00-1."

2.  ACQUISITION OF CALIFORNIA REFINING AND MARKETING ASSETS

         During the second quarter of 2000, Valero completed the acquisition of Exxon Mobil Corporation's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consisted of approximately 80 service stations (the "Service Stations") and branded supplier relationships with over 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). ExxonMobil agreed to sell these assets as a result of consent decrees issued by the Federal Trade Commission and the State of California requiring certain assets to be divested by ExxonMobil to satisfy anticompetitive issues in connection with the 1999 fourth quarter merger of Exxon Corporation and Mobil Corporation. The purchase price for the Benicia Refinery, the Distribution Assets and the Service Stations was $895 million, plus approximately $150 million for refinery inventories acquired in the transaction and certain costs incurred in connection with the acquisition. As described further below, $155 million of the total purchase price was funded through a structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. The acquisition of the Benicia Refinery and the Distribution Assets closed on May 15, 2000, and the structured lease transaction closed on June 15, 2000.

         The Service Stations included 10 company-operated service stations and approximately 70 lessee-dealer service stations, all of which are in the greater San Francisco Bay area. In connection with the consent decrees issued by the Federal Trade Commission and the State of California, ExxonMobil was required to withdraw the "Exxon" brand name from the San Francisco Bay area. As a result, ExxonMobil notified the dealers in this market area that their franchise right to market "Exxon" branded products was being terminated effective June 15, 2000. Valero has introduced its own brand of retail petroleum products in the San Francisco Bay area and the dealers at these locations have entered into a franchise

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES agreement with Valero to market products under the new Valero brand. In July 2000, these dealers were offered an option to purchase the stations that they were leasing and enter into a fuels purchase agreement with Valero for a term of 15 years. Currently, dealers leasing 52 stations have elected to exercise their purchase options.

         The Benicia Acquisition was funded through a $400 million senior notes offering, a $172.5 million offering of premium equity participating security units ("PEPS Units"), a common stock offering totaling approximately $174.2 million and borrowings under Valero's existing bank credit facilities. In addition, Valero entered into a $155 million, five-year structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility which is being accounted for as an operating lease.

         The acquisition of the Benicia Refinery and Distribution Assets was accounted for under the purchase method of accounting. In accordance with the purchase method, the accompanying Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 include the assets acquired and liabilities assumed based on a preliminary purchase price allocation, which will be finalized upon the completion of independent appraisals and other evaluations. The accompanying Consolidated Statement of Income for the three months ended March 31, 2000 does not include the results of operations related to the Benicia Acquisition.

         The following unaudited pro forma financial information of Valero for the three months ended March 31, 2000 assumes that the Benicia Acquisition and the senior notes, PEPS Units and common stock offerings discussed above occurred at the beginning of such period. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

              Operating revenues.............................................................    $3,243,416
              Operating income ..............................................................       100,971
              Net income ....................................................................        47,654
              Earnings per common share......................................................           .77
              Earnings per common share - assuming dilution..................................           .75

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

3.  HUNTWAY ACQUISITION

         On March 20, 2001, Valero and Huntway Refining Company executed a definitive agreement under which Valero would acquire Huntway, a leading supplier of asphalt in California, for a total cost of approximately $78 million. Under the terms of the definitive agreement, holders of Huntway common stock would receive $1.90 per share in cash and Valero would retire Huntway's outstanding debt and cash out outstanding stock options. The transaction has been approved by the boards of directors of both companies. Completion of the transaction is subject to the satisfaction of several conditions, including obtaining approvals from Huntway's lenders whose debt is to be retired and from Huntway's stockholders. Huntway will hold a special meeting of stockholders on May 30, 2001 to vote on a proposal to approve the transaction with closing anticipated to occur shortly thereafter.

         Huntway owns and operates two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair, primarily in California and Nevada, as well as smaller amounts of gas oil, naphtha, kerosene distillate and bunker fuels. The Huntway Benicia refinery, which is located adjacent to Valero's Benicia refinery, has a throughput capacity of approximately 13,000 barrels per day. The Wilmington facility, which is located near Los Angeles, has a throughput capacity of approximately 6,000 barrels per day. The Huntway Benicia refinery has waterborne access, while both Huntway refineries have the ability to receive crude or ship product via pipeline, truck rack, rail rack or barge.

4.  INVENTORIES

         Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At March 31, 2001, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $265 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                   March 31,       December 31,
                                                                                     2001              2000
                                                                                  -----------      -----------
              Refinery feedstocks..........................................       $   186,490      $   142,522
              Refined products and blendstocks.............................           329,763          332,653
              Materials and supplies.......................................            65,158           64,707
                                                                                  -----------      -----------
                                                                                  $   581,411      $   539,882
                                                                                  ===========      ===========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

5.  STATEMENTS OF CASH FLOWS

         In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "Cash and temporary cash investments," "Current deferred income tax assets," and "Short-term debt."

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    ------------------------
                                                                                       2001          2000
                                                                                    ----------   -----------
              Receivables, net.........................................             $   10,318   $   (31,015)
              Inventories..............................................                (41,529)     (132,809)
              Prepaid expenses and other...............................                 (2,001)       (9,057)
              Accounts payable.........................................                 60,402       115,666
              Accrued expenses.........................................                  2,107        (5,874)
                                                                                    ----------   -----------
                  Total................................................             $   29,297   $   (63,089)
                                                                                    ==========   ===========




         Cash flows related to interest and income taxes were as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                       2001         2000
                                                                                    ----------   ----------
              Interest paid (net of amount capitalized)................             $    9,315   $   13,621
              Income taxes paid........................................                 29,685        3,051
              Income tax refunds received..............................                     24           --

6.  LONG-TERM DEBT

         In March 2001, Valero refinanced its $18.5 million of Series 1998 taxable, variable-rate Waste Disposal Revenue Bonds with tax-exempt, fixed-rate bonds. These Series 2001 tax-exempt bonds have a fixed interest rate of 6.65% and mature on April 1, 2032.

7.  EARNINGS PER SHARE

         The computation of basic and diluted per share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement No. 128, is as follows (dollars and shares in thousands, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                          Three Months Ended March 31,
                                                      --------------------------------------------------------------------
                                                                    2001                               2000
                                                      --------------------------------    --------------------------------
                                                                                Per                                 Per
                                                        Net                    Share        Net                    Share
                                                       Income      Shares      Amount      Income      Shares      Amount
                                                      --------    --------    --------    --------    --------    --------

Net income .......................................    $136,082                            $ 30,739
                                                      ========                            ========

BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders ............................    $136,082      61,065    $   2.23    $ 30,739      55,874    $    .55
                                                                              ========                            ========

EFFECT OF DILUTIVE SECURITIES:
Stock options ....................................          --       1,714                      --         838
Performance and other benefit plan awards ........          --         918                      --         522
PEPS units .......................................          --         164                      --          --
                                                      --------    --------                --------    --------

DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions .......................    $136,082      63,861    $   2.13    $ 30,739      57,234    $    .54
                                                      ========    ========    ========    ========    ========    ========




8.  NEW ACCOUNTING PRONOUNCEMENTS

     FASB 140

         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaced FASB 125 with the same name. FASB 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carried over most of FASB 125's provisions without reconsideration. FASB 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. In addition, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral became effective for Valero's financial statements for the year ended December 31, 2000. The adoption of this statement with regard to the provisions for the recognition and reclassification of collateral did not affect Valero's accompanying consolidated financial statements. In addition, Valero believes that the adoption of this statement with regard to the revised accounting standards effective for transactions occurring after March 31, 2001 will not have a material effect on its consolidated financial statements in the future.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     EITF 00-1

         In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus in connection with its Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus concluded that a proportionate gross financial statement presentation is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method unless the investee is in either the construction industry or an extractive industry (such as oil and gas exploration and production but not related activities such as refining, marketing or transporting extracted mineral resources) where there is a longstanding practice of its use. In connection with adopting this consensus, Valero changed the financial statement presentation of its interest in the Clear Lake, Texas methanol plant from a proportionate gross presentation to a single-amount equity method presentation. This change was effective with Valero's Form 10-Q for the quarter ended June 30, 2000 at which time comparative financial statements were restated to conform with the consensus. The comparative financial statements for the three months ended March 31, 2000 included in this Form 10-Q have also been restated to conform with the consensus. This single-amount presentation related to Valero's investment in the Clear Lake methanol plant is included in the accompanying Consolidated Balance Sheets under "Deferred charges and other assets" and is included in the accompanying Consolidated Statements of Income under "Other income (expense), net."

     FASB 133

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 which delayed the effective date of FASB 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138 which amended various provisions of FASB 133. FASB 133, as amended, became effective for Valero's consolidated financial statements beginning January 1, 2001. See Note 9 below for a detailed discussion of FASB 133 and its effect on Valero's accounting for its price risk management activities.

9.  PRICE RISK MANAGEMENT ACTIVITIES

         Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the impact of this price volatility, Valero enters into fair value hedges (see below under New Accounting Pronouncement) using derivative commodity instruments to hedge its exposure to changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories. In order to reduce the impact of price volatility on certain forecasted transactions such as forecasted feedstock and natural gas purchases and product sales, Valero enters into cash flow hedges (see below under New Accounting Pronouncement)

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES using derivative commodity instruments to hedge its exposure to changes in the cash flows of these forecasted transactions. Valero also uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases for which the changes in their fair value are reported currently in earnings. Although these derivative instruments do not receive hedge accounting treatment under FASB 133 (see below under New Accounting Pronouncement), they are considered economic hedges as the impact on earnings is the same as if hedge accounting had been applied. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

         The types of derivative commodity instruments used in Valero's hedging and trading activities described above include futures and swaps with third parties. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

     NEW ACCOUNTING PRONOUNCEMENT

         As discussed in Note 8, effective January 1, 2001, Valero adopted FASB 133 which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in hybrid instruments, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         FASB 133 allows special hedge accounting for derivative instruments designated and qualifying as a fair value hedge or a cash flow hedge. A fair value hedge is a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, attributable to a particular risk. A cash flow hedge is a hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, attributable to a particular risk. FASB 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. FASB 133 also provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported outside earnings as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining ineffective portion of the gain or loss on the derivative instrument, if any, must be recognized currently in earnings. FASB 133 requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         FASB 133 is not allowed to be applied retroactively to financial statements of prior periods. The adoption of this statement has not resulted in any significant changes in Valero's business practices, including its hedging and trading activities as described above; however, various systems modifications have been required.

     ACCOUNTING POLICIES

         The accounting policies described below reflect the policies followed by Valero with respect to its price risk management activities subsequent to the adoption, effective January 1, 2001, of FASB 133.

         At the time Valero enters into a derivative commodity instrument, the derivative is designated as either a fair value hedge, a cash flow hedge, an economic hedge or a trading instrument. For those derivatives designated as fair value or cash flow hedges, Valero formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge. This documentation includes specific identification of the hedging instrument, the hedged asset, liability, firm commitment, or forecasted transaction, the nature of the risk being hedged, and the method Valero will use to assess the hedging instrument's effectiveness in offsetting changes in fair value or cash flows attributable to the hedged risk. Valero formally measures the effectiveness of its fair value and cash flow hedging relationships both at the inception of the hedge and on an ongoing basis using a method that is consistent with the risk management strategy documented for each particular hedging relationship.

         Valero accounts for its hedging relationships designated and qualifying as fair value hedges or cash flow hedges in accordance with the requirements of FASB 133 as discussed above. For Valero's economic hedging relationships, the derivative commodity instrument is recorded at fair value, the gain or loss on the derivative is recognized currently in earnings, and the gain or loss (i.e., change in fair value) on the hedged item attributable to the hedged risk is also recognized currently in earnings as it was prior to the adoption of FASB 133. For derivative commodity instruments entered into by Valero for trading purposes, the derivative is recorded at fair value and the gain or loss on the derivative is recognized currently in earnings.

         Valero discontinues hedge accounting prospectively if (i) it is determined that the derivative is no longer highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk, (ii) the derivative expires or is sold, terminated, or exercised, or (iii) the derivative is no longer designated as a hedging instrument. In any of these circumstances, Valero may designate prospectively a new hedging relationship with a new hedging instrument or, in the case of (i) or (iii), a different hedged item or hedged transaction.

         When a cash flow hedge is discontinued, Valero continues to report the related net derivative gain or loss in accumulated other comprehensive income until the hedged forecasted transaction affects earnings, at which time the net derivative gain or loss is reclassified into earnings. However, if it is probable that the forecasted transaction will not occur either by the end of the originally specified time

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES period or within two months thereafter, Valero reclassifies the related derivative gain or loss from accumulated other comprehensive income into earnings immediately.

     CURRENT PERIOD DISCLOSURES

         The transition adjustments recorded by Valero in connection with its adoption of FASB 133 had the following effect on its financial statements as of January 1, 2001 (in thousands):

                                                                          Amount
Balance sheet                                                         Debit (Credit)
-------------                                                         ------------

Inventories ......................................................    $      3,215
Deferred charges, deferred credits and other .....................          42,865
Accounts payable .................................................          (2,536)
Deferred income taxes ............................................         (15,240)
Other comprehensive income .......................................         (28,304)


         During the three months ended March 31, 2001, the net loss recognized in earnings representing the amount of hedge ineffectiveness was $3.4 million for fair value hedges and $8.3 million for cash flow hedges. These amounts are included in "Cost of sales and operating expenses" in the accompanying Consolidated Statement of Income. Valero did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness. No amounts were recognized in earnings for hedged firm commitments no longer qualifying as fair value hedges.

         For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income will be reclassified into earnings when the forecasted feedstock or natural gas purchase or product sale affects earnings. The estimated amount of existing net gains included in accumulated other comprehensive income as of March 31, 2001 that is expected to be reclassified into earnings within the next 12 months is $7.5 million. As of March 31, 2001, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 17 months. During the three months ended March 31, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting.

10.  COMPREHENSIVE INCOME

         Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES losses on certain investments in debt and equity securities, and gains and losses related to certain derivative instruments.

         The following is a summary of Valero's comprehensive income for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    ------------------------
                                                                                       2001          2000
                                                                                    ----------    ----------

Net income .....................................................................    $  136,082    $   30,739
                                                                                    ----------    ----------
Other comprehensive income, net of tax:
   Net gain on derivative instruments designated and qualifying as cash flow hedging instruments:
       FASB transition adjustment (net of tax expense of $15,240) ..............        28,304            --
       Net gain arising during the period (net of tax expense of $5,119) .......         9,506            --
       Net amount of reclassifications into earnings (net of tax benefit
         of $2,614) ............................................................         4,855            --
                                                                                    ----------    ----------
   Total net gains on cash flow hedges .........................................        42,665            --
                                                                                    ----------    ----------
Other comprehensive income .....................................................        42,665            --
                                                                                    ----------    ----------
Comprehensive income ...........................................................    $  178,747    $   30,739
                                                                                    ==========    ==========

11.  LITIGATION AND CONTINGENCIES

         Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. The plaintiff contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero was formally added to this proceeding. In January 2001, the panel dismissed the plaintiff's legal malpractice claims. The arbitration hearing began on

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

February 5, 2001 and is proceeding intermittently, with a conclusion expected in this fiscal year. On February 5, 2001, Teco dismissed its claims against Valero, but Valero continues to participate in the hearing. Although PG&E previously acquired Teco and owned both Teco and Old Valero (prior to El Paso Corporation's acquisition of Old Valero in December 2000), PG&E's agreement for the acquisition of Teco purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero has agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million. El Paso Corporation has assumed Old Valero's liability in this matter.

         In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that resulted in a judgment of $6.3 million. Valero has appealed the judgment.

         Valero had previously received notice of, but was not served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. On September 6, 2000, the complaint was dismissed pursuant to a tolling agreement. The parties are presently seeking to resolve the matter through mediation, and Valero is in the process of evaluating certain settlement possibilities.

         On May 24, 2000, Valero was served with a complaint seeking to certify a class action that alleged that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. As a result of certain procedural changes, on January 8, 2001 certain of these plaintiffs filed a new master complaint to certify a class action, and on February 28, 2001 two other plaintiffs joined the litigation by filing a related claim for individual damages. The complaints allege that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. The class action plaintiffs have not claimed a specific amount of monetary damages, but seek several equitable remedies, including the institution of a court-mandated well-testing program and the enjoining

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of further distribution of MTBE in New York. No class has been certified. The two individual plaintiffs seek unquantified compensatory and punitive damages and attorneys' fees; one of these plaintiffs seeks certain of the same equitable remedies as the class action plaintiffs. These cases have been consolidated by the Judicial Panel on Multidistrict Litigation with certain other MTBE class action lawsuits for pretrial purposes. Valero has filed a motion to dismiss the consolidated complaints based upon failure to state a claim and based upon federal preemption under the Clean Air Act. Discovery has been allowed and is proceeding.

         In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to its refineries. Valero has completed its response to the request and has provided additional clarification requested by the EPA. Valero has not been named in any proceeding. However, based in part upon recently announced settlements and evaluation of its relative position, Valero expects total penalties and related expenses of less than $5 million in connection with this enforcement initiative. Valero's estimate of expenses to be incurred related to this issue, which has been provided for in the accompanying consolidated financial statements, is immaterial to its financial position and results of operations. Valero believes that any settlement with the EPA in this matter may require various capital improvements or changes in operating parameters or both at some or all of its refineries.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Three Months Ended March 31,
                                                                    -----------------------------------------------------------
                                                                                                                Change
                                                                                                       ------------------------
                                                                        2001            2000(a)        Amount            %
                                                                    -----------       -----------    -----------    -----------
Operating revenues .............................................    $ 3,769,288       $ 2,928,617    $   840,671             29%
Cost of sales ..................................................     (3,247,490)       (2,685,123)      (562,367)           (21)
Operating costs:
    Cash (fixed and variable) ..................................       (196,910)         (130,442)       (66,468)           (51)
    Depreciation and amortization ..............................        (49,506)          (33,762)       (15,744)           (47)
Selling and administrative expenses (including related
    depreciation expense) ......................................        (38,323)          (21,523)       (16,800)           (78)
                                                                    -----------       -----------    -----------
        Total operating income .................................    $   237,059       $    57,767    $   179,292             --(b)
                                                                    ===========       ===========    ===========

Other income (expense), net ....................................    $      (318)      $     1,932    $    (2,250)            --(b)
Interest and debt expense, net .................................    $   (18,717)      $   (12,760)   $    (5,957)           (47)
Distributions on preferred securities of subsidiary trust ......    $    (3,342)      $        --    $    (3,342)            --(b)
Income tax expense .............................................    $   (78,600)      $   (16,200)   $   (62,400)            --(b)
Net income .....................................................    $   136,082       $    30,739    $   105,343             --(b)
Earnings per share of common stock - assuming dilution .........    $      2.13       $       .54    $      1.59             --(b)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ................................    $   289,572 (c)   $    95,235    $   194,337             --(b)
Ratio of EBITDA to interest incurred ...........................           11.8x(c)           6.7x           5.1x            76

--------------------------------------------------------------------------------

(a) Excludes the operations related to the Benicia Refinery and the Distribution Assets which were acquired May 15, 2000 and the operations related to the Service Stations which were acquired June 15, 2000.

(b)      Percentage variance is greater than 100%.

(c) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                                 Three Months Ended March 31,
                                                      ------------------------------------------------
                                                                                        Change
                                                                                ----------------------
                                                        2001        2000(a)      Amount          %
                                                      --------     --------     --------      --------

Sales volumes (Mbbls per day) ....................       1,255        1,002          253            25%
Throughput volumes (Mbbls per day) ...............         877          744          133            18
Average throughput margin per barrel .............    $   6.61     $   3.60     $   3.01            84
Operating costs per barrel:
    Cash (fixed and variable) ....................    $   2.49     $   1.93     $    .56            29
    Depreciation and amortization ................         .63          .50          .13            26
                                                      --------     --------     --------
        Total operating costs per barrel .........    $   3.12     $   2.43     $    .69            28
                                                      ========     ========     ========

Charges:
    Crude oils:
        Sour .....................................          60%          52%           8%           15
        Heavy sweet ..............................           5            9           (4)          (44)
        Light sweet ..............................           8            9           (1)          (11)
                                                      --------     --------     --------
            Total crude oils .....................          73           70            3             4
    High-sulfur residual fuel oil, or "resid" ....           4            4           --            --
    Low-sulfur resid .............................           3            4           (1)          (25)
    Other feedstocks and blendstocks .............          20           22           (2)           (9)
                                                      --------     --------     --------
        Total charges ............................         100%         100%          --%           --
                                                      ========     ========     ========

Yields:
    Gasolines and blendstocks ....................          53%          50%           3%            6
    Distillates ..................................          27           30           (3)          (10)
    Petrochemicals ...............................           3            5           (2)          (40)
    Lubes and asphalts ...........................           2            3           (1)          (33)
    Other products ...............................          15           12            3            25
                                                      --------     --------     --------
        Total yields .............................         100%         100%          --%           --
                                                      ========     ========     ========

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)

                                                                     Three Months Ended March 31,
                                                           ----------------------------------------------
                                                                                           Change
                                                                                    ---------------------
                                                             2001        2000        Amount         %
                                                           --------    --------     --------     --------
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate, or "WTI," crude oil ......    $  28.78    $  28.90     $   (.12)          --%
    WTI less sour crude oil (b) .......................    $   5.33    $   2.38     $   2.95           --(f)
    WTI less ANS (U.S. West Coast) (c) ................    $   3.75    $   1.71     $   2.04           --(f)
    WTI less sweet crude oil (d) (e) ..................    $   0.35    $   (.68)    $   1.03           --(f)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .............    $   5.76    $   4.27     $   1.49           35
        No. 2 fuel oil less WTI .......................    $   3.47    $   1.84     $   1.63           89
        Propylene less WTI ............................    $   2.67    $   2.32     $    .35           15
    U.S. East Coast:
        Conventional 87 gasoline less WTI .............    $   5.28    $   4.78     $    .50           10
        No. 2 fuel oil less WTI .......................    $   4.32    $   5.46     $  (1.14)         (21)
        Lube oils less WTI ............................    $  26.24    $   7.98     $  18.26           --(f)
    U.S. West Coast (c):
        CARB 87 gasoline less ANS .....................    $  19.47    $  11.23     $   8.24           73
        Low-sulfur diesel less ANS ....................    $   9.38    $   8.04     $   1.34           17

--------------------------------------------------------------------------------


(a) Excludes the operations related to the Benicia Refinery and the Distribution Assets which were acquired May 15, 2000 and the operations related to the Service Stations which were acquired June 15, 2000.

(b) The market reference differential for sour crude oil is based on posted prices for 50% Arab medium and 50% Arab light crude oils.

(c) The market reference differentials for the U.S. West Coast for the three months ended March 31, 2000 are presented for informational purposes only. The comparison is not relevant to Valero since the Benicia Acquisition did not occur until the second quarter of 2000.

(d) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(e) The market reference differential for the 2000 period has been restated from the amount reported in Valero's March 31, 2000 Form 10-Q to conform to the components used in the 2001 period.

(f)      Percentage variance is greater than 100%.

         Valero reported net income for the first quarter of 2001 of $136.1 million, or $2.13 per share, compared to net income of $30.7 million, or $.54 per share, for the first quarter of 2000. The substantial increase in first quarter results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in throughput margins, and an approximate $70 million contribution to operating income resulting from the Benicia Acquisition completed in the second quarter of 2000. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were the effects of refinery downtime related to scheduled turnarounds at Valero's Texas City and Houston refineries, higher operating costs and selling and administrative expenses, and an increase in income tax expense.

         Operating revenues increased $840.7 million, or 29%, to $3.8 billion during the first quarter of 2001 compared to the same period in 2000 due to a 25% increase in average daily sales volumes as well as a 4% increase in the average sales price per barrel. The increase in average daily sales volumes was due primarily to additional volumes attributable to the Benicia Acquisition and, to a lesser extent, to an increase in the sale of feedstocks and products purchased for resale. Average sales prices increased due to slightly higher refined product prices and the effect of higher-priced sales of CARB gasoline and other products in the California market in connection with the Benicia Acquisition.

         Operating income increased $179.3 million to $237.1 million during the first quarter of 2001 compared to the first quarter of 2000 due in part to the above-noted contribution from the Benicia Acquisition. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $145 million increase in total throughput margins (discussed below), partially offset by an approximate $25 million increase in operating costs (including a $17 million increase in cash operating costs and an $8 million increase in depreciation and amortization expense), and an approximate $10 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to higher fuel and electricity costs attributable mainly to an increase in natural gas prices, an increase in employee salaries, benefits and variable compensation, and higher maintenance costs. Depreciation and amortization expense increased due primarily to an increase in turnaround and catalyst amortization. Selling and administrative expenses (including related depreciation expense) increased as a result of an increase in employee salaries, benefits, variable compensation and other employee-related costs, as well as an increase in professional and other fees.

         Total throughput margins (operating revenues less cost of sales), excluding the effect of the Benicia Acquisition, increased due to (i) substantially higher feedstock discounts for sour crude oil resulting primarily from increased supplies and lower demand as a result of significant industry-wide refinery turnaround activity in the first quarter of 2001 as well as the continuing industry-wide shift to sweet crude oils to meet lower sulfur requirements for certain refined products, (ii) higher gasoline margins resulting from continued strong demand, lower imports, and reduced gasoline production due to the high level of first quarter 2001 turnarounds and lower production of gasoline blending components derived from high-cost natural gas,
(iii) higher RFG premiums and oxygenate margins due to low inventories resulting from reduced production and the tightening of fuel specifications in the U.S. and Europe, (iv) significantly higher lube oil margins resulting mainly from improved market conditions, (v) higher distillate margins resulting from improved demand as a result of cooler weather and fuel switching due to higher natural gas prices, combined with lower production due to refinery turnarounds, and (vi) an increase in gains from trading activities. Partially offsetting the increases in total throughput margins resulting from these factors were (i) the effect of higher natural gas, hydrogen and methanol feedstock costs resulting from a significant increase in natural gas prices, and (ii) the effect of lower throughput volumes resulting primarily from the above-noted turnarounds at the Texas City and Houston refineries in the first quarter of 2001.

         Other income (expense), net, decreased by $2.3 million during the first quarter of 2001 compared to the same period in 2000 due to reduced results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to significantly higher natural gas feedstock costs. Partially offsetting the reduced results from the Javelina plant was an increase in interest income earned on excess cash balances and lower costs related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

         Net interest and debt expense increased $6 million, or 47%, to $18.7 million in the first quarter of 2001 compared to the same period in 2000 due primarily to the issuance of the senior notes in June 2000 in connection with funding the Benicia Acquisition, partially offset by a decrease in bank borrowings resulting from Valero's strong earnings and cash flow.

        Income tax expense increased $62.4 million to $78.6 million during the first quarter of 2001 compared to the same period in 2000 due primarily to the significant increase in pre-tax income.

OUTLOOK

         Thus far in the second quarter of 2001, margins across Valero's business continue to remain strong. Gasoline margins on average are significantly higher than already favorable first quarter 2001 levels due to extremely low inventories and increasing demand, and are considerably higher than the exceptional margins experienced in the second quarter of 2000. Distillate margins thus far in the second quarter of 2001 are comparable with first quarter 2001 margins and are substantially in excess of second quarter 2000 margins due to continuing low inventories, as well as strong demand resulting mainly from fuel switching attributable to high natural gas prices. With regard to other products, average lube oil margins have increased slightly from strong first quarter 2001 levels and are significantly higher than second quarter 2000 margins. Average premiums for RFG thus far in the second quarter of 2001 have increased substantially from first quarter 2001 levels and are higher than strong second quarter 2000 premiums. Propylene margins thus far in the second quarter of 2001, however, have been under extreme pressure and are significantly below second quarter 2000 levels due to lower worldwide demand for petrochemical derivatives and excess capacity.

         Average discounts for sour crude oil thus far in the second quarter of 2001 have improved from already favorable first quarter 2001 levels, and are approximately double the second quarter 2000 discounts. This improvement in sour crude oil discounts is due to increasing supplies of heavier crudes and continuing higher demand for sweeter crudes to meet the lower sulfur requirements of the new stringent fuel specifications implemented in 2000. Sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes resulting from the lower sulfur requirements noted above as well as higher margins for light products. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes continue to increase in the future.

         In the first quarter of 2001, Valero completed an upgrade of two of the crude units at the Texas City Refinery, which substantially improved their efficiency and yields and increased net throughput capacity by approximately 20,000 barrels per day. Valero also upgraded the hydrocracker and other units at the Benicia Refinery. This upgrade significantly increased the CARB gasoline capacity of the refinery to approximately 120,000 barrels per day. Finally, Valero completed the first major plantwide turnaround at the Houston Refinery since Valero acquired it in 1997. This refinery is now capable of processing nearly 100% sour crude oils which should substantially improve its economics as a result of the continuing wide differential between sweet and sour crude oils. In the third quarter of 2001, Valero intends to upgrade the lubricants crude unit and lubricants plant at the Paulsboro Refinery. As refining margins merit, Valero expects to continue making capital improvements at its facilities to increase, among other things, throughput capacity, resid conversion, operational efficiency and feedstock flexibility and to improve mechanical reliability. The majority of these capital improvements are planned to be performed during scheduled maintenance turnarounds.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $265.7 million to $276.8 million during the first quarter of 2001 compared to the same period in 2000 due to the significant increase in earnings discussed above under "Results of Operations," and to a $92.4 million decrease in the amount of cash utilized for working capital purposes, as detailed in Note 5 of Notes to Consolidated Financial Statements. During the first quarter of 2001, $29.3 million of cash was generated by changes in working capital due primarily to an increase in accounts payable which more than offset a related increase in feedstock inventory levels resulting from scheduled and unscheduled downtime at Valero's Benicia, Texas City and Houston refineries. During the first quarter of 2000, amounts needed by Valero to finance feedstock and refined product inventories increased significantly due to higher inventory levels as well as an increase in commodity prices from December 31, 1999 to March 31, 2000. Although this increase in inventories was somewhat offset by an increase in accounts payable resulting from the higher volume of inventory purchases, Valero incurred a net increase in cash utilized for working capital purposes in the 2000 period of $63.1 million. During the first quarter of 2001, cash and temporary cash investments increased $111.1 million as cash provided by operating activities and issuances of common stock related to Valero's benefit plans exceeded amounts required to (i) fund capital expenditures and deferred turnaround and catalyst costs, (ii) reduce short-term bank borrowings, (iii) repurchase shares of Valero common stock and (iv) pay common stock dividends.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of March 31, 2001, there were no outstanding borrowings under this committed facility, while letters of credit outstanding were approximately $114 million. Valero also currently has various uncommitted short-term bank credit facilities, along with various uncommitted bank letter of credit facilities. As of March 31, 2001, there were no outstanding borrowings under the short-term bank credit facilities, while letters of credit totaling approximately $143 million were outstanding under the uncommitted letter of credit facilities.

         During the first quarter of 2001, Valero reduced its exposure to increases in interest rates by refinancing its $18.5 million of taxable, variable-rate industrial revenue bonds with tax-exempt fixed-rate bonds that bear interest at 6.65%. See Note 6 of Notes to Consolidated Financial Statements.

         As of March 31, 2001, Valero's debt-to-capitalization ratio was 36.9%, a decrease from 39.9% at December 31, 2000 (with 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units deemed to be debt for purposes of these computations).

         During the first quarter of 2001, Valero expended approximately $136 million for capital investments, including capital expenditures of $69 million and deferred turnaround and catalyst costs of $67 million. Capital expenditures included approximately $7 million for projects related to environmental control and protection (excluding approximately $4 million of costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). For total year 2001, Valero currently expects to incur approximately $500 million for capital investments, including approximately $390 million for capital expenditures and approximately $110 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $30 million for projects related to environmental control and protection (excluding approximately $20 million of costs related to the Texas City Refinery flue gas scrubber discussed above) and excludes the pending acquisition of Huntway Refining Company discussed in Note 3 of Notes to Consolidated Financial Statements. The total year 2001 capital expenditure estimate also excludes anticipated payments related to earn-out contingency agreements entered into in connection with (i) Valero's 1997 acquisition of Basis Petroleum, Inc. from Salomon Inc and (ii) Valero's 1998 acquisition of the Paulsboro Refinery from Mobil (now ExxonMobil), of $35 million and $20 million, respectively. Any major upgrades in any of Valero's refineries would most likely require additional expenditures to comply with environmental laws and regulations. However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters.

         Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the first quarter of 2001, Valero repurchased shares of its common stock under these programs at a cost of approximately $11 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 8 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB and EITF which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements in the future. Except for FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the effect of which is discussed in Note 9 of Notes to Consolidated Financial Statements, the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

         Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases for which the changes in their fair value are reported currently in earnings. Although these derivative instruments do not receive hedge accounting treatment under FASB 133, they are considered economic hedges as the impact on earnings is the same as if hedge accounting had been applied. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

         The types of instruments used in Valero's hedging and trading activities described above include futures and swaps with third parties. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

         In the tables below detailing Valero's open derivative commodity instruments as of March 31, 2001, the total gain or (loss) on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. See Note 9 of Notes to Consolidated Financial Statements for a discussion of Valero's accounting policies related to its derivative commodity instrument transactions, including Valero's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

HEDGING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as fair value hedges and held to hedge refining inventories and unrecognized firm commitments, and (ii) used in economic hedging relationships and held to manage price volatility in refined product inventories, as of March 31, 2001 (which mature in 2001) (dollars in thousands, except amounts per barrel, or bbl).

                                                                  Mature in 2001
                                                           ----------------------------
                                                                   Fixed Price
                                                           ----------------------------
                                                               Payor        Receiver
                                                           ------------    ------------
         Futures:
             Volumes (Mbbls) ..........................          11,475          16,254
             Weighted average price (per bbl) .........    $      27.61    $      29.26
             Contract amount ..........................    $    316,774    $    475,667
             Fair value ...............................    $    302,871    $    459,693

         The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as cash flow hedges and held to hedge forecasted feedstock purchases and product sales, and (ii) used in economic hedging relationships and held to manage price volatility in forecasted feedstock and refined product purchases, as of March 31, 2001 (which mature in 2001) (dollars in thousands, except amounts per barrel). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                   Mature in 2001
                                                           ----------------------------
                                                                    Fixed Price
                                                           ----------------------------
                                                              Payor          Receiver
                                                           ------------    ------------
Swaps:
    Notional volumes (Mbbls) ..........................             600           9,825
    Weighted average pay price (per bbl) ..............    $       1.33    $       2.30
    Weighted average receive price (per bbl) ..........    $       1.38    $       3.42
    Fair value (gain) .................................    $         26    $     11,046

Futures:
    Volumes (Mbbls) ...................................          10,264           4,856
    Weighted average price (per bbl) ..................    $      29.90    $      28.40
    Contract amount ...................................    $    306,919    $    137,930
    Fair value ........................................    $    303,552    $    135,807

         In addition to the above, as of March 31, 2001, Valero was the fixed price payor under certain swap contracts held to hedge forecasted purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of March 31, 2001, these swaps had a weighted average receive price of $24.25 per barrel and a net after-tax gain recorded in other comprehensive income of approximately $35.2 million.

TRADING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of March 31, 2001 (which mature in 2001 or 2002) (dollars in thousands, except amounts per barrel, or amounts per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.

                                                                   Mature in 2001                 Mature in 2002
                                                           ----------------------------     ----------------------------
                                                                    Fixed Price                     Fixed Price
                                                           ----------------------------     ----------------------------
                                                               Payor         Receiver          Payor          Receiver
                                                           ------------    ------------     ------------    ------------
Swaps:
    Notional volumes (Mbbls) ..........................           6,450           6,255              375             750
    Weighted average pay price (per bbl) ..............    $       3.50    $       3.00     $       5.61    $       3.92
    Weighted average receive price (per bbl) ..........    $       3.76    $       3.42     $       5.63    $       4.00
    Fair value (gain) .................................    $      1,637    $      2,623     $          8    $         55

    Notional volumes (BBtus) ..........................           5,920           5,920               --              --
    Weighted average pay price (per MMBtu) ............    $       3.76    $       4.34               --              --
    Weighted average receive price (per MMBtu) ........    $       4.34    $       3.68               --              --
    Fair value (gain (loss)) ..........................    $      3,430    $     (3,919)              --              --

Futures:
    Volumes (Mbbls) ...................................           8,845           8,535                8             100
    Weighted average price (per bbl) ..................    $      28.07    $      28.78     $      26.10    $      23.33
    Contract amount ...................................    $    248,279    $    245,602     $        209    $      2,333
    Fair value ........................................    $    245,726    $    244,474     $        203    $      2,467

    Volumes (BBtus) ...................................           3,150           6,160               --              --
    Weighted average price (per MMBtu) ................    $       4.65    $       4.99               --              --
    Contract amount ...................................    $     14,634    $     30,753               --              --
    Fair value ........................................    $     16,023    $     31,590               --              --

INTEREST RATE RISK

         Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Berisha and O'Brien v. Amerada Hess Corporation, et al., Case No. MDL 1358, Master File C.A. No. 1:00-1898 (SAS), United States District Court for the Southern District of New York. This case was filed on February 28, 2001 within the consolidated litigation styled as La Susa, et al. v. Amerada Hess Corp., et al. (filed January 8, 2001, and most recently reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2000). Like the plaintiffs in the La Susa litigation, plaintiffs Berisha and O'Brien allege that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. The complaint alleges that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. Both plaintiffs seek individual, unquantified compensatory and punitive damages and attorneys' fees. In addition, O'Brien seeks several equitable remedies, including the institution of a court-mandated well-testing program. This case has been consolidated by the Judicial Panel on Multidistrict Litigation with certain other MTBE class action lawsuits for pretrial purposes. Valero has filed a motion to dismiss the consolidated complaints based upon a failure to state a claim and based upon federal preemption under the Clean Air Act. Discovery has been allowed and is proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         None.

         (b)  Reports on Form 8-K.

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALERO ENERGY CORPORATION
                                         (Registrant)


                                By: /s/ John D. Gibbons
                                    ------------------------------------------
                                        John D. Gibbons
                                        Executive Vice President and Chief
                                            Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)


Date: May 3, 2001