Form 10-Q
period 2001-06-30
VALERO ENERGY CORP/TX
filed 2001-08-13
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

                             Yes [X]  No  [  ]

        Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 2001.


                                                           Number of
                                                             Shares
              Title of Class                              Outstanding
              --------------                              -----------
           COMMON STOCK, $.01 PAR VALUE                   60,677,549


================================================================================

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - June 30, 2001 and December 31, 2000............................   3

      Consolidated Statements of Income - for the Three Months Ended and
           Six Months Ended June 30, 2001 and 2000.................................................   4

      Consolidated Statements of Cash Flows - for the Six Months Ended
           June 30, 2001 and 2000..................................................................   5

      Notes to Consolidated Financial Statements...................................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................................  24

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  38

PART II.   OTHER INFORMATION.......................................................................  41

  Item 1.  Legal Proceedings.......................................................................  41

  Item 4.  Submission of Matters to a Vote of Security Holders.....................................  42

  Item 6.  Exhibits and Reports on Form 8-K........................................................  42

SIGNATURE..........................................................................................  43

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)



                                                                                           June 30,
                                                                                             2001              December 31,
                                                                                          (Unaudited)                2000
                                                                                          -----------          ------------
          ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments ...........................................         $    42,459          $    14,596
  Receivables, less allowance for doubtful
    accounts of $7,830 (2001) and $5,612 (2000) .................................             676,894              585,892
  Inventories ...................................................................             773,376              539,882
  Current deferred income tax assets ............................................              66,800              105,817
  Prepaid expenses and other ....................................................              44,494               38,880
                                                                                          -----------          -----------
                                                                                            1,604,023            1,285,067
                                                                                          -----------          -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $261,404 (2001)
  and $158,445 (2000), at cost ..................................................           4,043,066            3,481,117
    Less:  Accumulated depreciation .............................................             869,696              804,437
                                                                                          -----------          -----------
                                                                                            3,173,370            2,676,680
                                                                                          -----------          -----------
DEFERRED CHARGES AND OTHER ASSETS ...............................................             436,822              345,957
                                                                                          -----------          -----------
                                                                                          $ 5,214,215          $ 4,307,704
                                                                                          ===========          ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ...............................................................         $        --          $    27,000
  Accounts payable ..............................................................             793,658              806,879
  Accrued expenses ..............................................................             227,496              176,880
  Income taxes payable ..........................................................             106,942               28,233
                                                                                          -----------          -----------
                                                                                            1,128,096            1,038,992
                                                                                          -----------          -----------
LONG-TERM DEBT ..................................................................           1,041,830            1,042,417
                                                                                          -----------          -----------
CAPITAL LEASE OBLIGATIONS .......................................................             285,831                   --
                                                                                          -----------          -----------
DEFERRED INCOME TAXES ...........................................................             492,872              406,634
                                                                                          -----------          -----------
DEFERRED CREDITS AND OTHER LIABILITIES ..........................................             142,716              120,106
                                                                                          -----------          -----------
VALERO-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY VALERO SENIOR NOTES ......................................             172,500              172,500
                                                                                          -----------          -----------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2001 and 2000) shares ....................................                 623                  623
  Additional paid-in capital ....................................................           1,249,892            1,249,127
  Retained earnings .............................................................             722,729              321,566
  Accumulated other comprehensive income -- net gains on
    cash flow hedges ............................................................              29,720                   --
  Treasury stock, 1,440,609 (2001) and 1,472,698 (2000) shares, at cost .........             (52,594)             (44,261)
                                                                                          -----------          -----------
                                                                                            1,950,370            1,527,055
                                                                                          -----------          -----------
                                                                                          $ 5,214,215          $ 4,307,704
                                                                                          ===========          ===========


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                        June 30,
                                                                      ---------------------------     ---------------------------
                                                                         2001            2000            2001            2000
                                                                      -----------     -----------     -----------     -----------
OPERATING REVENUES ...............................................    $ 4,499,108     $ 3,372,502     $ 8,268,396     $ 6,301,119
                                                                      -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
    Cost of sales and operating expenses .........................      3,947,509       3,163,485       7,411,569       5,990,340
    Selling and administrative expenses ..........................         53,834          23,597          90,204          43,752
    Depreciation expense .........................................         33,482          27,028          65,281          50,868
                                                                      -----------     -----------     -----------     -----------
       Total .....................................................      4,034,825       3,214,110       7,567,054       6,084,960
                                                                      -----------     -----------     -----------     -----------
OPERATING INCOME .................................................        464,283         158,392         701,342         216,159
OTHER INCOME (EXPENSE), NET ......................................           (743)            271          (1,061)          2,203
INTEREST AND DEBT EXPENSE:
    Incurred .....................................................        (22,644)        (24,510)        (43,841)        (38,657)
    Capitalized ..................................................          2,109           2,037           4,589           3,424
DISTRIBUTIONS ON PREFERRED SECURITIES
    OF SUBSIDIARY TRUST ..........................................         (3,342)           (110)         (6,684)           (110)
                                                                      -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES .......................................        439,663         136,080         654,345         183,019
INCOME TAX EXPENSE ...............................................        164,800          48,400         243,400          64,600
                                                                      -----------     -----------     -----------     -----------
NET INCOME .......................................................    $   274,863     $    87,680     $   410,945     $   118,419
                                                                      ===========     ===========     ===========     ===========
EARNINGS PER SHARE OF COMMON STOCK ...............................    $      4.50     $      1.56     $      6.73     $      2.11
    Weighted average common shares outstanding (in thousands) ....         61,133          56,174          61,099          56,024
EARNINGS PER SHARE OF COMMON STOCK -
    ASSUMING DILUTION ............................................    $      4.23     $      1.51     $      6.35     $      2.05
    Weighted average common shares outstanding (in thousands) ....         64,943          58,113          64,738          57,676
DIVIDENDS PER SHARE OF COMMON STOCK ..............................    $       .08     $       .08     $       .16     $       .16


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         ---------------------------
                                                                                            2001             2000
                                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................    $   410,945     $   118,419
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense ..........................................................         65,281          50,868
      Amortization of deferred charges and other, net ...............................         50,716          21,011
      Changes in current assets and current liabilities .............................        (98,997)       (130,884)
      Deferred income tax expense ...................................................        108,200          42,700
      Changes in deferred items and other, net ......................................        (22,673)         (8,407)
                                                                                         -----------     -----------
        Net cash provided by operating activities ...................................        513,472          93,707
                                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................       (137,744)        (76,012)
  Deferred turnaround and catalyst costs ............................................        (78,967)        (59,776)
  Purchase of inventories in connection with acquisition of El Paso facilities ......       (108,883)             --
  Acquisition of Huntway ............................................................        (75,325)             --
  Earn-out payment in connection with acquisition of Basis ..........................        (35,000)             --
  Benicia Acquisition ...............................................................             --        (889,730)
  Investment in joint ventures and other, net .......................................             (2)         (1,890)
                                                                                         -----------     -----------
    Net cash used in investing activities ...........................................       (435,921)     (1,027,408)
                                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net .......................................        (27,000)        185,000
  Long-term borrowings, including proceeds from senior notes offering in 2000 .......         18,095       1,754,306
  Long-term debt reduction ..........................................................        (18,500)     (1,371,000)
  Proceeds from common stock offering, net ..........................................             --         167,060
  Issuance of common stock in connection with employee benefit plans ................         23,097           9,563
  Proceeds from offering of preferred securities of subsidiary trust, net ...........             --         167,193
  Common stock dividends ............................................................         (9,782)         (8,956)
  Purchase of treasury stock ........................................................        (35,598)        (19,173)
                                                                                         -----------     -----------
    Net cash provided by (used in) financing activities .............................        (49,688)        883,993
                                                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS ..................................................................         27,863         (49,708)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ...............................................................         14,596          60,087
                                                                                         -----------     -----------
CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD .....................................................................    $    42,459     $    10,379
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

2. PROPOSED MERGER WITH ULTRAMAR DIAMOND SHAMROCK

        On May 7, 2001, Valero and Ultramar Diamond Shamrock Corporation ("UDS") jointly announced that they had entered into an agreement and plan of merger, dated as of May 6, 2001, under which UDS will merge with and into Valero, with Valero as the surviving corporation. The boards of directors of both companies have approved the merger, which is subject to regulatory approval and approval by both companies' shareholders. Under the terms of the merger agreement, each outstanding share of UDS common stock, with limited exceptions, will be converted into the right to receive, at the shareholder's election but subject to proration, either (i) cash, (ii) a number of shares of Valero common stock, or (iii) a combination of cash and Valero stock, in each case having a value equal to the sum of $27.50 and .614 shares of Valero common stock (valued at the average closing Valero common stock price over a ten trading-day period ending three days prior to the merger). Based on average per share prices for Valero and UDS common stock for the ten trading-day period ending April 26, 2001, the total consideration to be paid to UDS shareholders in the merger would have been approximately $4 billion, representing an approximate 30% premium to the average UDS share price. Depending on the average share price of Valero common stock for the measurement period prior to closing, however, the total consideration to be paid to UDS shareholders may be higher or lower than this amount. The merger is expected to close in the fourth quarter of 2001.

        UDS is an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS's operations consist of refineries, convenience stores, pipelines and terminals, a home heating oil business, and petrochemical and natural gas liquids operations. UDS owns and operates seven refineries, including two in Texas, two in California and one each in Oklahoma, Colorado, and Quebec, Canada, with a combined throughput capacity of approximately 850,000 barrels per day. UDS markets refined products

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and a broad range of convenience store merchandise through a network of approximately 4,600 convenience stores under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names in the United States and eastern Canada. UDS's Northeast operations also include the marketing of refined products through 85 cardlocks and a retail home heating oil business that sells heating oil to approximately 250,000 households.

        Valero expects to finance the cash portion of the merger consideration, currently estimated to be approximately $2 billion, with proceeds from a $1.5 billion bridge loan facility and borrowings under a new $1.5 billion revolving bank credit facility. Valero anticipates finalizing both the bridge loan facility and the revolving credit facility prior to completing the merger, but expects that borrowing under those facilities will be simultaneous with and contingent upon completion of the merger.

        The bridge loan facility is expected to have a one year maturity at interest rates and on other terms presently being negotiated. Valero currently expects to repay the bridge loan facility after the merger via a combination of proceeds from capital market issuances of debt securities and cash flow from operations of the combined company.

        Valero currently expects that the revolving bank credit facility presently being negotiated will provide for commitments of $750 million for a five-year term and $750 million for a 364-day term and, subject to the commitment amounts and terms, provide for borrowings thereunder to be made at various amounts, maturities and interest rates, at the option of Valero. Valero expects the revolving credit facility will also be used after the merger to finance the combined company's working capital and other cash requirements. Valero currently expects to repay amounts borrowed under the credit facility with cash flow from operations of the combined company.

        If Valero is unable to finalize either or both of the above negotiations, it could seek to negotiate with alternative lenders, undertake capital market issuances of debt securities or a combination of those options. Arrangement of financing for the cash portion of the merger consideration is not a condition to closing the transaction.

        On May 25, 2001, Valero filed a registration statement on Form S-4 with the SEC, which was last amended on August 3, 2001 but has not yet been declared effective, to register the shares of Valero common stock that may be issued or become issuable to UDS shareholders in connection with the merger.

        If and when completed, the merger will be accounted for under the purchase method of accounting. Accordingly, the results of UDS's operations will be included in the consolidated financial statements of Valero beginning on the effective date of the transaction.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS

        HUNTWAY REFINING COMPANY

        Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California. Huntway owns and operates two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair, primarily in California and Nevada, as well as smaller amounts of gas oil, naphtha, kerosene distillate and bunker fuels. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $75 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

        The acquisition of Huntway was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values pending the completion of independent appraisals and other evaluations. In accordance with the purchase method, the accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 2001 include the results of Huntway's operations beginning June 1, 2001.

        The preliminary purchase price allocation was as follows (in thousands):

               Current assets ............................    $ 32,999
               Property, plant and equipment .............      58,020
               Deferred charges and other assets .........         278
               Current liabilities .......................     (13,794)
               Deferred income taxes and deferred credits
                 and other liabilities ...................      (2,178)
                                                              --------
                                                              $ 75,325
                                                              ========

        EL PASO REFINERY AND RELATED PRODUCT LOGISTICS BUSINESS

        Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business through lease agreements entered into with certain wholly owned subsidiaries of El Paso. The lease agreements, which are being accounted for as capital leases, are for a term of 20 years and provide for Valero to make annual lease payments of $18.5 million for the first two years and increased amounts thereafter. Valero has an option to purchase the facilities for approximately $294 million at the end of the second year of the lease, and for increasing amounts in each succeeding year through the end of the lease term. As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities (see Note 11).

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        The El Paso Corpus Christi refinery, which is located near Valero's existing Corpus Christi refinery, is a high-complexity refinery capable of processing approximately 110,000 barrels per day of heavy, high-sulfur crude oil. Approximately 70% of the refinery's production is light products, including conventional gasoline, diesel, jet fuel, petrochemicals, propane, butane and light naphthas. In addition, the refinery produces multiple grades of asphalt and petroleum coke. The product logistics facilities consist of three intrastate common carrier pipelines and related terminal facilities that enable refined products to be shipped from Corpus Christi to markets in Houston, San Antonio, Victoria, and the Rio Grande Valley.

        The acquisition of El Paso's Corpus Christi refinery and related product logistics business was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values pending the completion of independent appraisals and other evaluations. The preliminary purchase price allocation was as follows: inventories of approximately $109 million as noted above, property, plant and equipment of approximately $324 million, and deferred credits and other liabilities of approximately $38 million related primarily to an estimate of assumed environmental liabilities as noted above. The inventories were purchased with cash from operations while the remaining net assets were acquired through capital lease obligations of approximately $286 million. The accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 2001 reflect the results of operations of the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

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

        The Benicia Acquisition was funded through a $400 million senior notes offering, a $172.5 million offering of premium equity participating security units ("PEPS Units"), a common stock offering totaling approximately $174.2 million and borrowings under Valero's existing bank credit facilities. In addition, Valero entered into a $155 million structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. The structured lease has a five-year non-cancelable lease term and is being accounted for as an operating lease. After the non-cancelable lease term, the lease may be extended by agreement of Valero and the lessor, or Valero may purchase the leased properties under its purchase option described below or arrange for the sale of the leased properties to one or more third parties. Valero has an option to purchase all or a portion of the leased properties at any time during

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES the lease term for a price that approximates fair value. In connection with a sale of the leased properties to one or more third parties, the lease provides for a maximum residual value guarantee equal to 85% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease.

        The Service Stations, which are leased by Valero under the structured lease arrangement as noted above, included 10 company-operated service stations and approximately 70 dealer-operated service stations subleased from Valero, all of which are in the greater San Francisco Bay area. In July 2000, the dealers were offered an option to purchase at fair value the stations that they were leasing and enter into a new fuels purchase agreement with Valero for a term of 15 years. As a result, during the second quarter of 2001, 48 stations were purchased by these dealers.

        The acquisition of the Benicia Refinery and Distribution Assets was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values as determined by independent appraisals and other valuations. In accordance with the purchase method, the accompanying Consolidated Statements of Income for the three months ended and six months ended June 30, 2000 include the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Stations beginning June 16, 2000.

        PRO FORMA FINANCIAL INFORMATION

        The following unaudited pro forma financial information of Valero for the six months ended June 30, 2001 and 2000 assumes that the acquisition of Huntway and the acquisition of the El Paso Corpus Christi refinery and related product logistics business occurred at the beginning of 2001 and 2000, respectively, and that the Benicia Acquisition and related senior notes, PEPS Units and common stock offerings occurred at the beginning of 2000. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                            2001           2000
                                                                          ----------    ----------
               Operating revenues ....................................    $8,773,240    $7,712,898
               Operating income ......................................       737,450       234,800
               Net income ............................................       427,471       104,433
               Earnings per common share .............................          7.00          1.69
               Earnings per common share - assuming dilution .........          6.60          1.64

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4. INVENTORIES

        Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At June 30, 2001, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $63 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                     --------           ------------
               Refinery feedstocks ......................            $249,884            $142,522
               Refined products and blendstocks .........             445,596             332,653
               Materials and supplies ...................              77,896              64,707
                                                                     --------            --------
                                                                     $773,376            $539,882
                                                                     ========            ========

5. STATEMENTS OF CASH FLOWS

        In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities. The changes in Valero's current assets and current liabilities are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities (in thousands). These amounts exclude changes in "Cash and temporary cash investments," "Current deferred income tax assets," and "Short-term debt." Also excluded from the following amounts are the current assets and current liabilities acquired in connection with the Huntway and El Paso transactions in 2001 and the Benicia acquisition in 2000 (see Note 3 above), all of which are reflected separately in the Statement of Cash Flows.


                                                              Six Months Ended
                                                                  June 30,
                                                          --------------------------
                                                            2001              2000
                                                          ---------        ---------
               Receivables, net ...................       $ (74,989)       $(279,331)
               Inventories ........................        (106,328)         (17,068)
               Prepaid expenses and other .........         (16,911)         (13,333)
               Accounts payable ...................         (33,103)         115,063
               Accrued expenses ...................          45,466           55,727
               Income taxes payable ...............          86,868            8,058
                                                          ---------        ---------
                   Total ..........................       $ (98,997)       $(130,884)
                                                          =========        =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        Cash flows related to interest and income taxes were as follows (in thousands):


                                                                           Six Months Ended
                                                                                June 30,
                                                                         ---------------------
                                                                          2001           2000
                                                                         -------       -------
               Interest paid (net of amount capitalized) .........       $36,127       $32,993
               Income taxes paid .................................        50,209        13,495
               Income tax refunds received .......................         1,906           333

        Noncash investing and financing activities for the six months ended June 30, 2001 included increases to property, plant and equipment, deferred credits and other liabilities, and capital lease obligations resulting from the acquisition of the El Paso Corpus Christi refinery and related product logistics business as described above in Note 3.

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

7. EARNINGS PER SHARE

        The computation of basic and diluted per share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement No. 128, is as follows (dollars and shares in thousands, except per share amounts):


                                                                            Three Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   -------------------------------------     -------------------------------------
                                                                                  Per                                       Per
                                                      Net                        Share         Net                         Share
                                                     Income        Shares        Amount       Income         Shares        Amount
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Net income ...................................     $ 274,863                                 $  87,680
                                                   =========                                 =========
BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders ........................     $ 274,863        61,133     $    4.50     $  87,680        56,174     $    1.56
                                                                               =========                                 =========
EFFECT OF DILUTIVE SECURITIES:
Stock options ................................            --         2,108                          --         1,400
Performance and other benefit plan awards ....            --           933                          --           539
PEPS units ...................................            --           769                          --            --
                                                   ---------     ---------                   ---------     ---------
DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ...................     $ 274,863        64,943     $    4.23     $  87,680        58,113     $    1.51
                                                   =========     =========     =========     =========     =========     =========

                                                                             Six Months Ended June 30,
                                                   -------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   -------------------------------------     -------------------------------------
                                                                                  Per                                       Per
                                                      Net                        Share         Net                         Share
                                                     Income        Shares        Amount       Income         Shares        Amount
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Net income ...................................     $ 410,945                                 $ 118,419
                                                   =========                                 =========
BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders ........................     $ 410,945        61,099     $    6.73     $ 118,419        56,024     $    2.11
                                                                               =========                                 =========
EFFECT OF DILUTIVE SECURITIES:
Stock options ................................            --         1,944                          --         1,121
Performance and other benefit plan awards ....            --           926                          --           531
PEPS units ...................................            --           769                          --            --
                                                   ---------     ---------                   ---------     ---------
DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ...................     $ 410,945        64,738     $    6.35     $ 118,419        57,676     $    2.05
                                                   =========     =========     =========     =========     =========     =========


8. NEW ACCOUNTING PRONOUNCEMENTS

        FASB 143

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." FASB 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FASB 143 will be effective for Valero's financial statements beginning January 1, 2003, with earlier application encouraged. Valero is currently evaluating the impact on its financial statements of adopting this statement.

        FASB 142

        In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement, which supersedes APB Opinion No. 17, "Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited by an arbitrary ceiling. The statement provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The provisions of this statement must be applied in Valero's financial statements beginning January 1, 2002, except that any goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Since Valero does not currently have any goodwill or other intangible assets with indefinite useful lives recognized in its financial statements, the adoption of this statement will not affect its existing consolidated financial statements. Any goodwill or other intangible assets that may be acquired in connection with Valero's proposed merger with UDS described in Note 2 will be accounted for in accordance with the provisions of this statement. Accordingly, any goodwill that may be recognized will not be amortized.

        FASB 141

        Also in June 2001, the FASB issued Statement No. 141, "Business Combinations." This statement, which supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. FASB 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. As described in Note 2, Valero's proposed merger with UDS, if completed, will be accounted for under the purchase method of accounting.

        FASB 140

        In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaced FASB 125 with the same name. FASB 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carried over most of FASB 125's provisions without reconsideration. FASB 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. In addition, certain provisions regarding the recognition and reclassification of collateral and certain disclosures relating to securitization transactions and collateral became effective for Valero's financial statements for the year ended December 31, 2000. The adoption of this statement did not have a material effect on Valero's consolidated financial statements.

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

9. PRICE RISK MANAGEMENT ACTIVITIES

        Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the impact of this price volatility, Valero enters into fair value hedges (see below under New Accounting Pronouncement) using derivative commodity instruments to hedge its exposure to changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories. In order to reduce the impact of price volatility on certain forecasted transactions such as forecasted feedstock and natural gas purchases and product sales, Valero enters into cash flow hedges (see below under New Accounting Pronouncement) using derivative commodity instruments to hedge its exposure to changes in the cash flows of these forecasted transactions. In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment under FASB 133 (see below under New Accounting Pronouncement). These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in earnings. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

        The types of derivative commodity instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

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

        Valero accounts for its hedging relationships designated and qualifying as fair value hedges or cash flow hedges in accordance with the requirements of FASB 133 as discussed above. For Valero's economic hedging relationships, the derivative commodity instrument is recorded at fair value and the gain or loss on the derivative is recognized currently in earnings. For derivative commodity instruments entered into by Valero for trading purposes, the derivative is recorded at fair value and the gain or loss on the derivative is recognized currently in earnings.

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

        When a cash flow hedge is discontinued, Valero continues to report the related net derivative gain or loss in accumulated other comprehensive income until the hedged forecasted transaction affects earnings, at which time the net derivative gain or loss is reclassified into earnings. However, if it is probable that the forecasted transaction will not occur either by the end of the originally specified time period or within two months thereafter, Valero reclassifies the related derivative gain or loss from accumulated other comprehensive income into earnings immediately.

        CURRENT PERIOD DISCLOSURES

        The transition adjustments recorded by Valero in connection with its adoption of FASB 133 had the following effect on its financial statements as of January 1, 2001 (in thousands):

                                                                           Amount
               Balance sheet                                            Debit (Credit)
               -------------                                            --------------
               Inventories ..........................................     $  3,215
               Deferred charges, deferred credits and other .........       42,865
               Accounts payable .....................................       (2,536)
               Deferred income taxes ................................      (15,240)
               Other comprehensive income, net of tax ...............      (28,304)

        During the three months and six months ended June 30, 2001, the net loss recognized in earnings representing the amount of hedge ineffectiveness was $3.0 million and $6.4 million, respectively, for fair value hedges and $7.6 million and $15.9 million, respectively, for cash flow hedges. These amounts are included in "Cost of sales and operating expenses" in the accompanying Consolidated Statements of Income. Valero did not exclude any component of the derivative instruments' gain or loss from the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES assessment of hedge effectiveness. No amounts were recognized in earnings for hedged firm commitments no longer qualifying as fair value hedges.

        For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income will be reclassified into earnings when the forecasted feedstock or natural gas purchase or product sale affects earnings. The estimated amount of existing net losses included in accumulated other comprehensive income as of June 30, 2001 that is expected to be reclassified into earnings within the next 12 months is $9.0 million. As of June 30, 2001, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 14 months. During the three months and six months ended June 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting.

10. COMPREHENSIVE INCOME

        Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, and gains and losses related to certain derivative instruments.

        The following is a summary of Valero's comprehensive income for the three months and six months ended June 30, 2001 and 2000 (in thousands):


                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                              2001            2000
                                                                                            ---------      ---------
Net income ............................................................................     $ 274,863      $  87,680
                                                                                            ---------      ---------
Other comprehensive loss, net of tax benefit:
    Net loss on derivative instruments designated and qualifying as cash flow hedging instruments:
           Net loss arising during the
            period (net of tax benefit of $8,288) .....................................       (15,391)            --
           Net amount of reclassifications into
             earnings (net of tax benefit of $1,317) ..................................         2,446             --
                                                                                            ---------      ---------
    Total net loss on cash flow hedges ................................................       (12,945)            --
                                                                                            ---------      ---------
Other comprehensive loss ..............................................................       (12,945)            --
                                                                                            ---------      ---------
Comprehensive income ..................................................................     $ 261,918      $  87,680
                                                                                            =========      =========

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            ------------------------
                                                                                              2001           2000
                                                                                            ---------      ---------
Net income ............................................................................     $ 410,945      $ 118,419
                                                                                            ---------      ---------
Other comprehensive income, net of tax:
    Net gain on derivative instruments designated and qualifying as cash flow hedging instruments:
           FASB transition adjustment
             (net of tax expense of $15,240) ..........................................        28,304             --
           Net loss arising during the
             period (net of tax benefit of $3,169) ....................................        (5,885)            --
           Net amount of reclassifications into
             earnings (net of tax benefit of $3,931) ..................................         7,301             --
                                                                                            ---------      ---------
    Total net gains on cash flow hedges ...............................................        29,720             --
                                                                                            ---------      ---------
Other comprehensive income ............................................................        29,720             --
                                                                                            ---------      ---------
Comprehensive income ..................................................................     $ 440,665      $ 118,419
                                                                                            =========      =========


11. ENVIRONMENTAL MATTERS

        Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies.

        In connection with Valero's acquisition of El Paso Corporation's Corpus Christi refinery and product logistics business described in Note 3, Valero assumed all environmental liabilities related to the facilities with certain exceptions. El Paso retained liabilities for, and agreed to indemnify Valero against (a) all environmental claims and costs related to offsite hazardous materials on or under certain adjacent properties, and all claims and costs pertaining to offsite environmental conditions arising under the requirements of an agreed final judgment dated April 1, 1998 between the State of Texas and Coastal Refining and Marketing, Inc. (a subsidiary of El Paso), (b) any environmental claim or cost related to the transportation or offsite disposal of any hazardous substance related to the facilities prior to June 1, 2001, (c) bodily injury and property damage resulting from exposure to or contamination by hazardous materials arising from El Paso's operation and use of the facilities prior to June 1, 2001, and (d) environmental claims and costs relating to the presence of hazardous materials resulting from El Paso's continued use of its assets that are located at or adjacent to the site of the facilities leased by Valero. El Paso also retained liabilities for all third-party claims relating to or arising out of the operation of the refinery prior to June 1, 2001 and for any pre-existing orders, judgments or citations that El Paso failed to disclose prior to June 1, 2001. Valero's assumed liabilities include certain environmental remediation obligations relating primarily to soil and groundwater contamination at the leased facilities. As of

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

June 30, 2001, approximately $32 million has been accrued in "Deferred credits and other liabilities" representing an estimate of the costs to be incurred in connection with Valero's assumption of these environmental liabilities.

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

        In connection with the Benicia Acquisition, Valero assumed all environmental liabilities of ExxonMobil related to the acquired assets with certain exceptions. Valero's assumed liabilities include remediation obligations relating primarily to clean-up costs associated with refinery and terminal soil and groundwater contamination. As of June 30, 2001, approximately $2 million had been accrued in "Deferred credits and other liabilities" in connection with Valero's assumption of these environmental liabilities.

        In connection with the acquisition of the Paulsboro refinery, Mobil Oil Corporation (now ExxonMobil) agreed to indemnify Valero for certain environmental matters and conditions existing on or prior to the acquisition date and Valero agreed to assume Mobil's environmental liabilities, with certain limited exceptions. Valero's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection relating primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of June 30, 2001, approximately $18 million is included in "Accrued expenses" and "Deferred credits and other liabilities" representing Valero's best estimate of its remaining costs to be borne related to these remediation obligations. The majority of these costs are expected to be incurred in relatively level amounts over the next 17 years.

        In connection with the acquisition of Basis Petroleum, Inc. from Salomon Inc in 1997, Valero received $9.5 million from Salomon in settlement of certain contingent environmental obligations previously assumed by Salomon, and recorded an accrual for the amount received. As of June 30, 2001, approximately $5.6 million of this accrual remained outstanding.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

        Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by possible recoveries from insurance carriers or other third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position.

12. LITIGATION AND CONTINGENCIES

        Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture, through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. The plaintiff contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims. Old Valero's motion to require arbitration of the case as required in the written agreements was denied by the trial court, but Old Valero appealed, and in August 1999, the court of appeals ruled in Old Valero's favor and ordered arbitration of the entire dispute. Teco has since waived efforts to further appeal this ruling, and an arbitration panel has been selected. Valero was formally added to this proceeding. In January 2001, the panel dismissed the plaintiff's legal malpractice claims. The arbitration hearing began on February 5, 2001 and is proceeding intermittently, with a conclusion expected in this fiscal year. On February 5, 2001, Teco dismissed its claims against Valero, but Valero continues to participate in the hearing. Although PG&E previously acquired Teco and owned both Teco and Old Valero (prior to El Paso Corporation's acquisition of Old Valero in December 2000), PG&E's agreement for the acquisition of Teco purports to assign the benefit or detriment of this lawsuit to the former shareholders of Teco. In connection with the Restructuring, Valero agreed to indemnify Old Valero with respect to this lawsuit for 50% of any final judgment or settlement amount up to $30 million, and 100% of that part of any final judgment or settlement amount over $30 million. El Paso Corporation has assumed Old Valero's liability in this matter.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

        On May 14, 2001, the City of Dallas added Valero as a named defendant in a suit filed previously against Explorer Pipeline Company, Inc. and certain other refiners and suppliers who transport gasoline

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES through Explorer's petroleum products pipeline in North Texas. On March 9, 2000, Explorer's pipeline ruptured and discharged gasoline into East Caddo Creek in Hunt County, Texas. The plaintiff alleges that its source of water supply from Lake Tawakoni (located approximately 28 miles from the site of the pipeline rupture) was contaminated by gasoline containing MTBE causing the plaintiff to discontinue the use of water from Lake Tawakoni as a source of water supply, and requiring the construction of an emergency water supply pipeline from another source. The plaintiff asserts causes of action for negligence, nuisance, strict product liability, and gross negligence, and seeks the recovery of an unspecified amount of actual and punitive damages, including costs for the construction of the alternate supply pipeline. In a related matter, on July 3, 2001, Valero received a notice from several residents of Hunt County, Texas, of their intent to commence a citizen's suit under the Resource Conservation and Recovery Act to require an investigation and remediation of the rupture site. Valero has not been served with a citation in the proposed citizen's suit.

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

13. SUBSEQUENT EVENTS

        On July 19, 2001, Valero's Board of Directors declared a regular quarterly cash dividend of $.08 per common share payable September 12, 2001, to holders of record at the close of business on August 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In the discussions that follow, all "per share" amounts are on a diluted basis.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q, including without limitation the discussion below under the heading "Results of Operations - Outlook," contains certain estimates, predictions, projections and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

-       the proposed merger with UDS;

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

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                Three Months Ended June 30,
                                                              --------------------------------------------------------------
                                                                                                             Change
                                                                                                ----------------------------
                                                               2001 (a)         2000 (b)          Amount              %
                                                              -----------      -----------      -----------      -----------
Operating revenues ......................................     $ 4,499,108      $ 3,372,502      $ 1,126,606               33%
Cost of sales ...........................................      (3,705,759)      (2,996,111)        (709,648)             (24)
Operating costs:
    Cash (fixed and variable) ...........................        (219,405)        (156,121)         (63,284)             (41)
    Depreciation and amortization .......................         (53,798)         (36,785)         (17,013)             (46)
Selling and administrative expenses
    (including related depreciation expense) ............         (55,863)         (25,093)         (30,770)              --(c)
                                                              -----------      -----------      -----------
        Total operating income ..........................     $   464,283      $   158,392      $   305,891               --(c)
                                                              ===========      ===========      ===========

Other income (expense), net .............................     $      (743)     $       271      $    (1,014)              --(c)
Interest and debt expense, net ..........................     $   (20,535)     $   (22,473)     $     1,938                9
Distributions on preferred securities of subsidiary trust     $    (3,342)     $      (110)     $    (3,232)              --(c)
Income tax expense ......................................     $  (164,800)     $   (48,400)     $  (116,400)              --(c)
Net income ..............................................     $   274,863      $    87,680      $   187,183               --(c)
Earnings per share of common stock - assuming dilution ..     $      4.23      $      1.51      $      2.72               --(c)

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") (d) .....................     $   521,148      $   197,705      $   323,443               --(c)
Ratio of EBITDA to interest incurred (d) ................            20.1x             8.0x            12.1x              --(c)

-------------------

(a) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(c)     Percentage variance is greater than 100%.

(d) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS



                                                                Three Months Ended June 30,
                                                     ----------------------------------------------------
                                                                                             Change
                                                                                    ---------------------
                                                     2001 (a)       2000 (b)        Amount            %
                                                     --------       --------        ------          -----
Sales volumes (Mbbls per day) ...............         1,418          1,086            332              31%
Throughput volumes (Mbbls per day) ..........         1,045            820            225              27
Average throughput margin per barrel ........         $8.34          $5.04          $3.30              65
Operating costs per barrel:
    Cash (fixed and variable) ...............         $2.30          $2.10          $ .20              10
    Depreciation and amortization ...........           .56            .49            .07              14
                                                      -----          -----          -----
        Total operating costs per barrel ....         $2.86          $2.59          $ .27              10
                                                      =====          =====          =====
Charges:
    Crude oils:
        Sour ................................            62%            51%            11%             22
        Heavy sweet .........................             4             11             (7)            (64)
        Light sweet .........................             7              8             (1)            (13)
                                                      -----          -----          -----
            Total crude oils ................            73             70              3               4
    High-sulfur residual fuel oil, or "resid"             4              3              1              33
    Low-sulfur resid ........................             5              4              1              25
    Other feedstocks and blendstocks ........            18             23             (5)            (22)
                                                      -----          -----          -----
        Total charges .......................           100%           100%            -%              --
                                                      =====          =====          =====
Yields:
    Gasolines and blendstocks ...............            54%            52%             2%              4
    Distillates .............................            27             28             (1)             (4)
    Petrochemicals ..........................             3              3             --              --
    Lubes and asphalts ......................             3              3             --              --
    Other products ..........................            13             14             (1)             (7)
                                                      -----          -----          -----
        Total yields ........................           100%           100%            -%              --
                                                      =====          =====          =====

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)


                                                                                  Three Months Ended June 30,
                                                                    ------------------------------------------------------
                                                                                                             Change
                                                                                                    ----------------------
                                                                     2001            2000           Amount             %
                                                                    ------          ------          ------          ------
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate, or "WTI," crude oil ..........         $27.91          $28.82          $  (.91)            (3)%
    WTI less sour crude oil (c) (e) .......................         $ 6.10          $ 3.14          $  2.96             94
    WTI less ANS (U.S. West Coast) ........................         $ 1.83          $ 1.91          $  (.08)            (4)
    WTI less sweet crude oil (d) ..........................         $ (.62)         $ (.43)         $  (.19)           (44)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .................         $ 8.86          $ 7.37          $  1.49             20
        No. 2 fuel oil less WTI ...........................         $ 3.22          $ 1.61          $  1.61            100
        Propylene less WTI ................................         $(6.79)         $14.54          $(21.33)            --(f)

    U.S. East Coast:
        Conventional 87 gasoline less WTI .................         $ 8.18          $ 7.35          $   .83             11
        No. 2 fuel oil less WTI ...........................         $ 4.20          $ 2.76          $  1.44             52
        Lube oils less WTI ................................         $26.56          $16.40          $ 10.16             62

    U.S. West Coast:
        CARB 87 gasoline less ANS .........................         $20.57          $12.93          $  7.64             59
        Low-sulfur diesel less ANS ........................         $ 9.97          $ 6.42          $  3.55             55


----------

(a) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(c) The market reference differential for sour crude oil is based on posted prices for 50% Arab medium and 50% Arab light crude oils.

(d) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(e) The market reference differential for the 2000 period has been restated from the amount reported in Valero's June 30, 2000 Form 10-Q to conform to the components used in the 2001 period.

(f)     Percentage variance is greater than 100%.

        Valero reported net income for the second quarter of 2001 of $274.8 million, or $4.23 per share, compared to net income of $87.7 million, or $1.51 per share, for the second quarter of 2000. The substantial increase in second quarter results was due primarily to a significant increase in throughput margins as discussed further below and the full quarter contribution from the Benicia Acquisition which was completed during the second quarter of 2000. Partially offsetting the increase in throughput margins for Valero's operations, excluding Benicia, were higher operating costs and selling and administrative expenses, and an increase in income tax expense.

        Operating revenues increased $1.1 billion, or 33%, to $4.5 billion during the second quarter of 2001 compared to the same period in 2000 due primarily to a 31% increase in average daily sales volumes. The increase in sales volumes was due primarily to an increase in the sale of feedstocks and products purchased for resale, the full quarter effect of additional volumes resulting from the Benicia Acquisition, capacity expansions at various refineries since the second quarter of 2000, less refinery downtime in the 2001 period, and the effect of including the operations of the Huntway and El Paso refineries beginning June 1, 2001.

        Operating income increased $305.9 million to $464.3 million during the second quarter of 2001 compared to the second quarter of 2000 due in part to the above-noted full quarter contribution from the Benicia Acquisition which resulted in an increase in operating income of approximately $88 million. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $292 million increase in total throughput margins (discussed below), partially offset by an approximate $49 million increase in operating costs (including a $37 million increase in cash operating costs and a $12 million increase in depreciation and amortization expense), and an approximate $25 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to an increase in employee salaries, benefits and variable compensation, higher electricity costs attributable mainly to an increase in natural gas prices, and increases in maintenance costs and ad valorem taxes. Depreciation and amortization expense was higher due primarily to an increase in turnaround and catalyst amortization. Selling and administrative expenses (including related depreciation expense) were higher primarily as a result of an increase in employee salaries, benefits, and variable compensation.

        Total throughput margins (operating revenues less cost of sales), excluding the effect of the Benicia Acquisition, increased significantly due to
(i) the effect of higher throughput volumes resulting from the factors noted above in the discussion of operating revenues, including a significant increase in the volume of Valero's sour crude oil charges during the quarter to take advantage of higher sour crude discounts discussed below, (ii) substantially higher per barrel feedstock discounts for sour crude oil resulting primarily from an increase in supplies of heavier crudes without a corresponding increase in demand while at the same time demand for sweeter crudes increased to meet lower sulfur requirements for certain refined products without a corresponding increase in supply, (iii) higher gasoline margins in April and May attributable primarily to continued strong demand and the carryover effects of high refinery turnaround activity during the first quarter of 2001 which reduced gasoline production and kept inventories low, (iv) higher distillate margins resulting from improved industrial demand partially as a result of continued fuel switching due to high natural gas prices, and increased diesel demand for both on-road and off-road use, and (v) significantly higher lube oil margins resulting mainly from improved market conditions. Partially offsetting the increases in total throughput margins resulting from these factors were (i) substantially lower gasoline margins in June (discussed in the Outlook section which follows), and (ii) significantly lower margins for propylene and other petrochemical feedstocks due to slowing economic activity throughout the world.

        Net interest and debt expense decreased $1.9 million to $20.5 million in the second quarter of 2001 compared to the same period in 2000 due primarily to a decrease in bank borrowings resulting from Valero's strong earnings and cash flow, partially offset by a full quarter of interest in 2001 on borrowings incurred to fund the Benicia Acquisition, including interest on the senior notes issued in June 2000, and interest recognized in connection with the capital leases associated with the El Paso acquisition which was effective June 1, 2001.

        Distributions on preferred securities of subsidiary trust increased from $.1 million in the second quarter of 2000 to $3.3 million in the second quarter of 2001 due to distributions on the PEPS Units issued in June 2000 in connection with funding the Benicia Acquisition.

        Income tax expense increased $116.4 million to $164.8 million during the second quarter of 2001 compared to the same period in 2000 due primarily to the significant increase in pre-tax income.

YEAR-TO-DATE 2001 COMPARED TO YEAR-TO-DATE 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Six Months Ended June 30,
                                                             -----------------------------------------------------------
                                                                                                        Change
                                                                                             ---------------------------
                                                              2001 (a)        2000 (b)         Amount             %
                                                             -----------     -----------     -----------     -----------
Operating revenues ......................................    $ 8,268,396     $ 6,301,119     $ 1,967,277              31%
Cost of sales ...........................................     (6,953,249)     (5,681,234)     (1,272,015)            (22)
Operating costs:
    Cash (fixed and variable) ...........................       (416,315)       (286,563)       (129,752)            (45)
    Depreciation and amortization .......................       (103,304)        (70,547)        (32,757)            (46)
Selling and administrative expenses (including related
    depreciation expense) ...............................        (94,186)        (46,616)        (47,570)              -(c)
                                                             -----------     -----------     -----------
        Total operating income ..........................    $   701,342     $   216,159     $   485,183               -(c)
                                                             ===========     ===========     ===========
Other income (expense), net .............................    $    (1,061)    $     2,203     $    (3,264)              -(c)
Interest and debt expense, net ..........................    $   (39,252)    $   (35,233)    $    (4,019)            (11)
Distributions on preferred securities of subsidiary
    trust ...............................................    $    (6,684)    $      (110)    $    (6,574)              -(c)
Income tax expense ......................................    $  (243,400)    $   (64,600)    $  (178,800)              -(c)
Net income ..............................................    $   410,945     $   118,419     $   292,526               -(c)
Earnings per share of common stock - assuming dilution ..    $      6.35     $      2.05     $      4.30               -(c)
Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") (d) .....................    $   810,720     $   292,940     $   517,780               -(c)
Ratio of EBITDA to interest incurred (d) ................           16.0x            7.6x            8.4x              -(c)

----------

(a) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(c)     Percentage variance is greater than 100%.

(d) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS


                                                                        Six Months Ended June 30,
                                                        -------------------------------------------------------------
                                                                                                       Change
                                                                                            -------------------------
                                                        2001 (a)          2000 (b)          Amount                %
                                                        --------          --------          ------              -----
Sales volumes (Mbbls per day) ...............            1,337             1,044               293                 28%
Throughput volumes (Mbbls per day) ..........              961               782               179                 23
Average throughput margin per barrel ........            $7.56             $4.35             $3.21                 74
Operating costs per barrel:
    Cash (fixed and variable) ...............            $2.39             $2.02             $ .37                 18
    Depreciation and amortization ...........              .59               .50               .09                 18
                                                         -----             -----             -----
        Total operating costs per barrel ....            $2.98             $2.52             $ .46                 18
                                                         =====             =====             =====
Charges:
    Crude oils:
        Sour ................................               61%               51%               10%                20
        Heavy sweet .........................                4                10                (6)               (60)
        Light sweet .........................                8                 9                (1)               (11)
                                                         -----             -----             -----
            Total crude oils ................               73                70                 3                  4
    High-sulfur resid .......................                4                 4                --                 --
    Low-sulfur resid ........................                4                 4                --                 --
    Other feedstocks and blendstocks ........               19                22                (3)               (14)
                                                         -----             -----             -----
        Total charges .......................              100%              100%               --%                --
                                                         =====             =====             =====
Yields:
    Gasolines and blendstocks ...............               54%               51%                3%                 6
    Distillates .............................               27                29                (2)                (7)
    Petrochemicals ..........................                3                 4                (1)               (25)
    Lubes and asphalts ......................                3                 3                --                 --
    Other products ..........................               13                13                --                 --
                                                         -----             -----             -----
        Total yields ........................              100%              100%               --%                --
                                                         =====             =====             =====


     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)


                                                                                 Six Months Ended June 30,
                                                             ------------------------------------------------------------
                                                                                                            Change
                                                                                                   ----------------------
                                                                2001              2000              Amount          %
                                                             ---------          ---------          ---------    ---------
Feedstocks (at U.S. Gulf Coast, except as noted):
    WTI crude oil ...............................            $   28.35          $   28.83          $    (.48)          (2)%
    WTI less sour crude oil (c) (e) .............            $    5.72          $    2.76          $    2.96           --(f)
    WTI less ANS (U.S. West Coast) ..............            $    2.79          $    1.82          $     .97           53
    WTI less sweet crude oil (d) ................            $    (.13)         $    (.56)         $     .43           77

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .......            $    7.31          $    5.83          $    1.48           25
        No. 2 fuel oil less WTI .................            $    3.35          $    1.75          $    1.60           91
        Propylene less WTI ......................            $   (2.06)         $    8.46          $  (10.52)          --(f)

    U.S. East Coast:
        Conventional 87 gasoline less WTI .......            $    6.73          $    6.07          $     .66           11
        No. 2 fuel oil less WTI .................            $    4.26          $    4.11          $     .15            4
        Lube oils less WTI ......................            $   26.40          $   12.19          $   14.21           --(f)

    U.S. West Coast:
        CARB 87 gasoline less ANS ...............            $   20.02          $   12.13          $    7.89           65
        Low-sulfur diesel less ANS ..............            $    9.68          $    7.23          $    2.45           34

----------

(a) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(c) The market reference differential for sour crude oil is based on posted prices for 50% Arab medium and 50% Arab light crude oils.

(d) The market reference differential for sweet crude oil is based on posted prices for 50% LLS and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(e) The market reference differential for the 2000 period has been restated from the amount reported in Valero's June 30, 2000 Form 10-Q to conform to the components used in the 2001 period.

(f)     Percentage variance is greater than 100%.

        Valero reported net income for the first six months of 2001 of $410.9 million, or $6.35 per share, compared to net income of $118.4 million, or $2.05 per share, for the first six months of 2000. The substantial increase in year-to-date results was due primarily to dramatically improved refining industry fundamentals during the majority of the period which resulted in a significant increase in throughput margins, and the full period contribution from the Benicia Acquisition which was completed during the second quarter of 2000. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were the effects of refinery downtime related to scheduled turnarounds at Valero's Texas City and Houston refineries during the first quarter of 2001, higher operating costs and selling and administrative expenses, and an increase in income tax expense.

        Operating revenues increased $2.0 billion, or 31%, to $8.3 billion during the first six months of 2001 compared to the same period in 2000 due primarily to a 28% increase in average daily sales volumes and, to a lesser extent, to a 3% increase in the average sales price per barrel. The increase in average daily sales volumes was due primarily to additional volumes attributable to the Benicia Acquisition and the other factors noted in the quarter-to-quarter discussion. The increase in average sales prices was due primarily to slightly higher prices for conventional gasolines, gasoline blendstocks and distillates and the effect of higher-priced sales of CARB gasoline and other products in the California market in connection with the Benicia Acquisition, offset to a large extent by a significantly lower prices for petrochemicals.

        Operating income increased $485.2 million to $701.3 million during the first six months of 2001 compared to the first six months of 2000 due in part to the above-noted contribution from the Benicia Acquisition which resulted in an increase in operating income of approximately $158 million. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $436 million increase in total throughput margins (discussed below), partially offset by an approximate $74 million increase in operating costs (including a $54 million increase in cash operating costs and a $20 million increase in depreciation and amortization expense), and an approximate $35 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs, depreciation and amortization expense, and selling and administrative expenses (including related depreciation expense) all were higher due primarily to the factors noted above in the quarter-to-quarter discussion.

        Total throughput margins, excluding the effect of the Benicia Acquisition, increased due to substantially higher feedstock discounts for sour crude oil, higher margins for gasoline (including higher premiums for RFG), distillates, and lube oils, and the effect of higher throughput volumes, all resulting primarily from the factors noted above in the quarter-to-quarter discussion. Partially offsetting these increases in total throughput margins were lower petrochemical margins and the effect of higher natural gas, hydrogen and methanol feedstock costs.

        Other income (expense), net, decreased $3.3 million, from income of $2.2 million during the first six months of 2000 to expense of $1.1 million during the first six months of 2001 due to reduced results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to higher natural gas feedstock costs and lower product prices. Partially offsetting the reduced results from the Javelina plant was an increase in interest income earned on excess cash balances and lower costs related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

        Net interest and debt expense increased $4.0 million, or 11%, to $39.2 million in the first six months of 2001 compared to the same period in 2000 due primarily to a full period of interest in 2001 on borrowings incurred to fund the Benicia Acquisition, including interest on the senior notes issued in June 2000, and interest recognized in connection with the capital leases associated with the El Paso acquisition which was effective June 1, 2001, partially offset by a decrease in bank borrowings resulting from Valero's strong earnings and cash flow.

        Distributions on preferred securities of subsidiary trust increased from $.1 million in the first six months of 2000 to $6.7 million in the first six months of 2001 due to distributions on the PEPS Units issued in June 2000 in connection with funding the Benicia Acquisition.

        Income tax expense increased $178.8 million to $243.4 million during the first six months of 2001 compared to the same period in 2000 due primarily to the significant increase in pre-tax income.

OUTLOOK

        Commencing in June 2001 and continuing through July, gasoline margins weakened substantially from the exceptionally strong conditions that existed during April and May of 2001. Average gasoline margins, which have been extremely volatile, are significantly lower than the extraordinarily high average margins experienced in the second quarter of 2001 due to an increase in inventories, and are lower than third quarter 2000 levels. After a significant number of industry-wide refinery turnarounds were completed in the first quarter of 2001, refiners increased production to unusually high levels to take advantage of the high margin environment. This increase in production, combined with higher than normal levels of imports in response to the high domestic margins and a decrease in demand resulting from high gasoline prices at the pump and a slowing economy, caused an unusual increase in gasoline inventories during the latter part of the 2001 second quarter which resulted in rapidly declining margins and prices. Valero currently believes, however, that the decrease in gasoline pump prices has resulted in an increase in demand which, combined with recently announced refinery production cuts, has resulted in improved gasoline margins in August and should result in improved gasoline margins during the remainder of the quarter. Similar to gasoline margins, average premiums for RFG in July 2001 declined substantially from second quarter 2001 levels and are lower than strong third quarter 2000 premiums. However, RFG margins have improved in August 2001 along with the increase in gasoline margins.

        Although gasoline margins have been extremely volatile, distillate margins continue to exceed seasonal averages due to increased demand. Although average distillate margins have also declined thus far in the third quarter of 2001 from second quarter levels and are below third quarter 2000 margins, Valero currently believes that with continued good demand, combined with the announced refinery production cuts noted above, distillate margins should remain above normal levels for the remainder of the year. With regard to other products, average lube oil margins are essentially unchanged from the strong second quarter 2001 levels and are well in excess of third quarter 2000 margins. Propylene margins thus far in the third quarter of 2001 continue to remain under extreme pressure due to low worldwide demand for petrochemical derivatives and excess capacity, and are lower than already depressed second quarter 2001 levels and significantly below third quarter 2000 margins.

        Average discounts for sour crude oil, which were exceptionally strong during the second quarter of 2001, have declined thus far in the third quarter of 2001 due primarily to a disruption in crude supply from Iraq in June. However, with the return of Iraqi supplies to the market in July and a decrease in demand resulting from the industry-wide refinery production cuts described above, sour crude oil discounts for September deliveries have returned to more favorable levels and are above third quarter 2000 discounts. Although sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes resulting from the implementation in 2000 of lower sulfur requirements in fuel, thus far in the third quarter of 2001, this differential is lower than third quarter 2000 levels due to the current decline in margins for light products. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes continue to increase in the future.

        In the third quarter of 2001, Valero intends to upgrade the lubricants crude unit and lubricants plant at the Paulsboro Refinery in conjunction with a scheduled turnaround. In addition, Valero has accelerated maintenance at its Gulf Coast refineries that was previously scheduled for later in the year as a result of the current decline in margins. As a result, Valero expects third quarter 2001 throughput volumes to decline from second quarter 2001 levels.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities increased $419.8 million to $513.5 million during the first six months of 2001 compared to the same period in 2000 due primarily to the significant increase in earnings discussed above under "Results of Operations." During the first six months of 2001, $635.1 million of cash was generated from earnings, approximately $121.7 million of which was used for other operating activities, primarily working capital requirements. As detailed in Note 5 of Notes to Consolidated Financial Statements, the major changes in working capital resulted from an increase in operating inventory levels and an increase in receivables resulting from both increased sales volumes and amounts that were billed and collected in July rather than June due to certain delays resulting from the implementation of a new accounting system. Partially offsetting these increased working capital requirements was an increase in federal income taxes payable due to the significant increase in earnings. During the first six months of 2001, cash and temporary cash investments increased $27.9 million as cash provided by operating activities and issuances of common stock related to Valero's benefit plans exceeded amounts required to (i) fund capital expenditures, deferred turnaround and catalyst costs and the earn-out contingency payment to Salomon Inc discussed below, (ii) fund the acquisition of Huntway and inventories related to the acquisition of El Paso's Corpus Christi refinery and related product logistics business, (iii) reduce short-term bank borrowings, (iv) repurchase shares of Valero common stock, and (v) pay common stock dividends.

        Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of June 30, 2001, there were no outstanding borrowings under this committed facility, while letters of credit outstanding were approximately $37 million. Valero also currently has certain uncommitted short-term bank credit facilities and various uncommitted bank letter of credit facilities. As of June 30, 2001, there were no outstanding borrowings under the short-term bank credit facilities, while letters of credit totaling approximately $101 million were outstanding under the uncommitted letter of credit facilities.

        See Note 2 of Notes to Consolidated Financial Statements for a detailed description of Valero's anticipated financing plans with respect to its proposed merger with UDS, including the establishment of a bridge loan facility and a new revolving bank credit agreement to finance the cash portion of the merger consideration, and the registering of common stock in connection with the issuance of shares to UDS shareholders for the stock portion of the merger consideration.

        During the first six months of 2001, Valero reduced its exposure to increases in interest rates by refinancing its $18.5 million of taxable, variable-rate industrial revenue bonds with tax-exempt fixed-rate bonds that bear interest at 6.65%. See Note 6 of Notes to Consolidated Financial Statements.

        As of June 30, 2001, Valero's debt-to-capitalization ratio was 39.5%, which includes the effect of completing both the Huntway and El Paso acquisitions in the second quarter of 2001. Despite the inclusion of these transactions, Valero's debt-to-capitalization ratio at June 30, 2001 decreased from 39.9% at December 31, 2000. (Note: For purposes of these debt-to-capitalization ratio computations, 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units is deemed to be debt).

        In May 2001, Valero made a $35 million earn-out contingency payment to Salomon Inc in connection with Valero's 1997 acquisition of Basis Petroleum, Inc. In addition, based on estimated margin levels through September of 2001, Valero anticipates that it will make an earn-out contingency payment to Mobil (now ExxonMobil) of approximately $20 million in October 2001 in connection with Valero's 1998 acquisition of the Paulsboro Refinery. Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition which is depreciated over the remaining lives of the assets to which the additional cost is allocated.

        As discussed in Note 3 of Notes to Consolidated Financial Statements, effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company for a total cost of approximately $75 million. Also effective June 1, 2001, Valero purchased for approximately $109 million inventories related to the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business. These expenditures were funded by cash from operations.

        The following discussion of capital investments excludes (i) the earn-out contingency payments to Salomon and ExxonMobil described above, (ii) the acquisition cost of Huntway, and (iii) the acquisition cost of El Paso's Corpus Christi refinery and related product logistics business. During the first six months of 2001, Valero expended approximately $217 million for capital investments, including capital expenditures of $138 million and deferred turnaround and catalyst costs of $79 million. Capital expenditures included approximately $13 million for environmental projects (excluding approximately $10 million of costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). These environmental projects include new equipment and improvements to existing equipment that prevent or reduce the likelihood of environmental contamination from future operations. For total year 2001, Valero currently expects to incur approximately $415 million for capital investments, including approximately $285 million for capital expenditures and approximately $130 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $35 million for environmental projects.

        Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and diesel fuels. If Valero violates or fails to comply with these laws and regulations, it could be fined or otherwise sanctioned. Because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed (such as the Environmental Protection Agency's, or EPA's, Tier II gasoline and distillate standards discussed further below), the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position or liquidity.

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

        Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the second quarter and first six months of 2001, Valero repurchased shares of its common stock under these programs at a cost of approximately $25 million and $36 million, respectively. Thus far in the third quarter of 2001 (through July 31), Valero has repurchased additional common shares under these programs at a cost of approximately $8 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

        As discussed in Note 8 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements in the future. Except for FASB Statement No. 143, "Accounting for Asset Retirement Obligations," for which the effect on Valero's consolidated financial statements has not yet been determined, and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the effect of which is discussed in Note 9 of Notes to Consolidated Financial Statements, the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

        Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment under FASB 133. These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in earnings. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

        The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

        In the tables below detailing Valero's open derivative commodity instruments as of June 30, 2001, the total gain or (loss) on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or
(loss) on futures is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. See Note 9 of Notes to Consolidated Financial Statements for a discussion of Valero's accounting policies related to its derivative commodity instrument transactions, including Valero's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

HEDGING ACTIVITIES

        The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as fair value hedges and held to hedge refining inventories and unrecognized firm commitments, and (ii) used in economic hedging relationships and held to manage price volatility in refined product inventories, as of June 30, 2001 (which mature in 2001 and 2002) (dollars in thousands, except amounts per barrel, or bbl).

                                                           Mature in 2001                    Mature in 2002
                                                            Fixed Price                       Fixed Price
                                                      -------------------------         -------------------------
                                                       Payor           Receiver          Payor           Receiver
                                                      --------         --------         --------         --------
     Futures:
         Volumes (Mbbls) ....................           18,920           23,107               34                1
         Weighted average price (per bbl) ...         $  27.62         $  27.42         $  31.03         $  33.26
         Contract amount ....................         $522,579         $633,588         $  1,055         $     33
         Fair value .........................         $510,160         $617,381         $  1,033         $     31

        The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as cash flow hedges and held to hedge forecasted feedstock purchases and product sales, and (ii) used in economic hedging relationships and held to manage price volatility in forecasted feedstock and refined product purchases, as of June 30, 2001 (which mature in 2001 and 2002) (dollars in thousands, except amounts per barrel or per million British thermal units, or MMBtus). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                                      Mature in 2001                     Mature in 2002
                                                                        Fixed Price                       Fixed Price
                                                                ----------------------------         -----------------------
                                                                 Payor              Receiver           Payor       Receiver
                                                                ---------          ---------         ---------     ---------
     Swaps:
         Notional volumes (Mbbls) .....................             1,600              6,875                --            --
         Weighted average pay price (per bbl) .........         $    1.36          $    3.29                --            --
         Weighted average receive price (per bbl) .....         $    1.47          $    3.49                --            --
         Fair value (gain) ............................         $     187          $   1,402                --            --

         Notional volumes (BBtus) .....................             1,075                920                --            --
         Weighted average pay price (per MMBtu) .......         $    4.47          $    1.77                --            --
         Weighted average receive price (per MMBtu) ...         $    3.33          $    2.36                --            --
         Fair value (gain (loss)) .....................         $  (1,229)         $   1,124                --            --

     Futures:
         Volumes (Mbbls) ..............................             6,413              7,255                60            --
         Weighted average price (per bbl) .............         $   28.94          $   30.83             31.75            --
         Contract amount ..............................         $ 185,609          $ 223,651             1,905            --
         Fair value ...................................         $ 180,670          $ 214,026             1,857            --

     Options:
         Volumes (BBtus) ..............................                --              5,720                --            --
         Weighted average strike price (per MMBtu) ....                --          $    4.51                --            --
         Contract amount ..............................                --          $   2,930                --            --
         Fair value ...................................                --          $   6,932                --            --

        In addition to the above, as of June 30, 2001, Valero was the fixed price payor under certain swap contracts held to hedge forecasted purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of June 30, 2001, these swaps had a weighted average receive price of $24.97 per barrel and a net after-tax gain recorded in other comprehensive income of approximately $38.7 million.

TRADING ACTIVITIES

        The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of June 30, 2001 (which mature in 2001 or 2002) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                                       Mature in 2001                      Mature in 2002
                                                                        Fixed Price                          Fixed Price
                                                                ----------------------------         ---------------------------
                                                                  Payor            Receiver            Payor            Receiver
                                                                ---------          ---------         ---------         ---------
     Swaps:
         Notional volumes (Mbbls) .....................             5,365              4,975               900             1,125
         Weighted average pay price (per bbl) .........         $    4.50          $    3.12         $    3.52         $    3.83
         Weighted average receive price (per bbl) .....         $    3.84          $    3.47         $    4.71         $    4.42
         Fair value (gain) ............................         $  (3,515)         $   1,605         $     282         $    (323)

         Notional volumes (BBtus) .....................             4,190              4,190                --                --
         Weighted average pay price (per MMBtu) .......         $    3.96          $    2.90                --                --
         Weighted average receive price (per MMBtu) ...         $    2.90          $    3.95                --                --
         Fair value (gain (loss)) .....................         $  (4,465)         $   4,433                --                --

     Futures:
         Volumes (Mbbls) ..............................             8,547              8,668               558               550
         Weighted average price (per bbl) .............         $   28.57          $   28.54         $   29.05         $   27.46
         Contract amount ..............................         $ 244,155          $ 247,372         $  16,210         $  15,105
         Fair value ...................................         $ 239,439          $ 242,518         $  15,673         $  14,750

         Volumes (BBtus) ..............................             2,600              2,600                --                --
         Weighted average price (per MMBtu) ...........         $    5.21          $    5.22                --                --
         Contract amount ..............................         $  13,558          $  13,575                --                --
         Fair value ...................................         $   8,776          $   8,776                --                --

INTEREST RATE RISK

        Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        City of Dallas v. Explorer Pipeline Company, Inc., Valero Energy Corporation, et al., 160th State District Court, Dallas County, Texas (filed May 14, 2001). On May 14, 2001, the City of Dallas added Valero as a named defendant in a suit filed previously against Explorer Pipeline Company, Inc. and certain other refiners and suppliers who transport gasoline through Explorer's petroleum products pipeline in North Texas. On March 9, 2000, Explorer's pipeline ruptured and discharged gasoline into East Caddo Creek in Hunt County, Texas. The plaintiff alleges that its source of water supply from Lake Tawakoni (located approximately 28 miles from the site of the pipeline rupture) was contaminated by gasoline containing MTBE causing the plaintiff to discontinue the use of water from Lake Tawakoni as a source of water supply, and requiring the construction of an emergency water supply pipeline from another source. The plaintiff asserts causes of action for negligence, nuisance, strict product liability, and gross negligence, and seeks the recovery of an unspecified amount of actual and punitive damages, including costs for the construction of the alternate supply pipeline. In a related matter, on July 3, 2001, Valero received a notice from several residents of Hunt County, Texas, of their intent to commence a citizen's suit under the Resource Conservation and Recovery Act to require an investigation and remediation of the rupture site. Valero has not been served with a citation in the proposed citizen's suit.

        Environmental Proceedings:

        Texas Natural Resource Conservation Commission (TNRCC). Valero received the following notices of enforcement from the TNRCC for Valero's Texas refineries, but the TNRCC has not yet issued any enforcement order related to these notices. The notices pertain to various inspections of Valero's Texas refineries conducted earlier in 2001. The notices of enforcement do not assess any fines or penalties. (i) Notice of Enforcement for a Comprehensive Compliance Investigation at the Houston refinery, TNRCC ID No. HG-0130-C, served on May 8, 2001, for alleged noncompliance with certain air emission and record keeping requirements, (ii) Notice of Enforcement for an Upset Maintenance Notification Investigation at the Houston refinery, TNRCC ID No. HG-0130-C, served on July 17, 2001, for an alleged violation of TNRCC upset/maintenance regulations, (iii) Notice of Enforcement for the Compliance Certification Inspection at the Texas City refinery, TNRCC Account No. GB-0073-P, served on July 10, 2001, for alleged noncompliance with certain air emission and record keeping requirements, and
(iv) Notice of Enforcement for Upset Report Reviews at the Corpus Christi refinery (Up River Road), TNRCC Air Account No. NE-0112-G, served on May 1, 2001, for alleged noncompliance with certain air emission and record keeping requirements.

        California Environmental Protection Agency Department of Toxic Substances Control. Valero received a Draft Enforcement Order on July 17, 2001 pertaining to its Benicia, California refinery. The Order alleges noncompliance with several state and federal waste management requirements, and seeks penalties of $226,500 and compliance. Valero disagrees with many of the Order's allegations, and has entered into discussions with the agency to resolve the matter.

        New Jersey Department of Environmental Protection (NJDEP). Valero disclosed in its Annual Report on Form 10-K for the year ended December 31, 2000, that on July 17, 2000, Valero Refining Company-New Jersey had received an Administrative Order (EA ID No. PEA000002-55006) from the

New Jersey Department of Environmental Protection related to alleged excess emissions from the Paulsboro Refinery. Valero recently reached a settlement agreement with the NJDEP relating to this order pursuant to which Valero will pay $286,680 in penalties in the third quarter of 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's annual meeting of stockholders was held May 10, 2001. Matters voted on at the meeting and the results thereof were (i) a proposal to elect three Class I directors to serve until the 2004 annual meeting: Ruben M. Escobedo (approved with 55,243,656 affirmative votes, and 1,093,835 abstentions), Lowell H. Lebermann (approved with 55,249,610 affirmative votes, and 1,087,880 abstentions), and William B. Richardson (approved with 55,247,000 affirmative votes, and 1,090,490 abstentions); (ii) a proposal to approve the 2001 Executive Stock Incentive Plan for executive officers and employees (approved with 38,722,295 affirmative votes, 17,246,799 negative votes, and 368,397 abstentions), and (iii) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 55,593,336 affirmative votes, 476,560 negative votes, and 267,594 abstentions). Directors whose terms of office continued after the meeting were: Ronald K. Calgaard, Donald M. Carlton, Jerry D. Choate, Robert G. Dettmer, William E. Greehey, and Susan Kaufman Purcell.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        2.1 Agreement and Plan of Merger, dated as of May 6, 2001, by and between Valero Energy Corporation and Ultramar Diamond Shamrock Corporation -- incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated May 6, 2001, and filed May 10, 2001.

        (b)     Reports on Form 8-K.

                (i) On May 10, 2001, Valero filed a Current Report on Form 8-K dated May 6, 2001, reporting Item 5 (Other Events) in connection with the announcement that Valero and UDS had entered into an agreement and plan of merger dated May 6, 2001, pursuant to which UDS will merge with and into Valero. Financial statements were not filed with this report.

                (ii) On June 4, 2001, Valero filed a Current Report on Form 8-K dated June 4, 2001, reporting Item 5 (Other Events) in connection with the announcement that certain subsidiaries of Valero had executed lease agreements with purchase options for a 115,000 BPD refinery in Corpus Christi and certain refined product pipelines and terminals in Texas owned and operated by subsidiaries of El Paso Corporation. Financial statements were not filed with this report.

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



Date: August 13, 2001