Form 10-Q
period 2001-09-30
VALERO ENERGY CORP/TX
filed 2001-11-13
CIK 1035002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

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

                                   ----------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 2001.

                                                                  Number of
                                                                    Shares
      Title of Class                                              Outstanding
----------------------------                                      -----------
Common Stock, $.01 Par Value                                      60,643,466

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets - September 30, 2001 and December 31, 2000................................   3

      Consolidated Statements of Income - for the Three Months Ended and
          Nine Months Ended September 30, 2001 and 2000.....................................................   4

      Consolidated Statements of Cash Flows - for the Nine Months Ended
          September 30, 2001 and 2000.......................................................................   5

      Notes to Consolidated Financial Statements............................................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................................................  25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................  39

PART II.  OTHER INFORMATION.................................................................................  43

  Item 1.  Legal Proceedings................................................................................  43

  Item 4.  Submission of Matters to a Vote of Security Holders..............................................  43

  Item 6.  Exhibits and Reports on Form 8-K.................................................................  44

SIGNATURE...................................................................................................  45

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               September 30,
                                                                                   2001          December 31,
                                                                                (Unaudited)          2000
                                                                               -------------     ------------

                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments .....................................     $    91,157      $    14,596
  Receivables, less allowance for doubtful accounts of
    $7,914 (2001) and $5,612 (2000) .......................................         780,008          585,892
  Inventories .............................................................         704,173          539,882
  Current deferred income tax assets ......................................          68,051          105,817
  Prepaid expenses and other ..............................................          26,535           38,880
                                                                                -----------      -----------
                                                                                  1,669,924        1,285,067
                                                                                -----------      -----------
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $213,802 (2001)
  and $158,445 (2000), at cost ............................................       4,156,375        3,481,117
    Less:  Accumulated depreciation .......................................         905,294          804,437
                                                                                -----------      -----------
                                                                                  3,251,081        2,676,680
                                                                                -----------      -----------

DEFERRED CHARGES AND OTHER ASSETS .........................................         407,710          345,957
                                                                                -----------      -----------
                                                                                $ 5,328,715      $ 4,307,704
                                                                                ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt .........................................................     $        --      $    27,000
  Accounts payable ........................................................         761,468          806,879
  Accrued expenses ........................................................         226,221          176,880
  Income taxes payable ....................................................          96,592           28,233
                                                                                -----------      -----------
                                                                                  1,084,281        1,038,992
                                                                                -----------      -----------

LONG-TERM DEBT ............................................................       1,041,536        1,042,417
                                                                                -----------      -----------

CAPITAL LEASE OBLIGATIONS .................................................         286,830               --
                                                                                -----------      -----------

DEFERRED INCOME TAXES .....................................................         559,341          406,634
                                                                                -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES ....................................         142,926          120,106
                                                                                -----------      -----------

VALERO-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED CAPITAL TRUST SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY VALERO SENIOR NOTES ................................         172,500          172,500
                                                                                -----------      -----------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 150,000,000 shares authorized;
    issued 62,311,166 (2001 and 2000) shares ..............................             623              623
  Additional paid-in capital ..............................................       1,249,586        1,249,127
  Retained earnings .......................................................         818,886          321,566
  Accumulated other comprehensive income - net gains on
    cash flow hedges ......................................................          28,827               --
  Treasury stock, 1,561,375 (2001) and 1,472,698 (2000) shares, at cost ...         (56,621)         (44,261)
                                                                                -----------      -----------
                                                                                  2,041,301        1,527,055
                                                                                -----------      -----------
                                                                                $ 5,328,715      $ 4,307,704
                                                                                ===========      ===========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                     September 30,
                                                                    ------------------------------   ------------------------------
                                                                        2001              2000           2001              2000
                                                                    ------------      ------------   ------------      ------------

OPERATING REVENUES ..............................................   $  3,858,734      $  4,248,831   $ 12,127,130      $ 10,549,950
                                                                    ------------      ------------   ------------      ------------

COSTS AND EXPENSES:
    Cost of sales and operating expenses ........................      3,597,178         3,951,733     11,008,747         9,942,073
    Selling and administrative expenses .........................         37,619            42,901        127,823            86,653
    Depreciation expense ........................................         35,597            30,287        100,878            81,155
                                                                    ------------      ------------   ------------      ------------
       Total ....................................................      3,670,394         4,024,921     11,237,448        10,109,881
                                                                    ------------      ------------   ------------      ------------

OPERATING INCOME ................................................        188,340           223,910        889,682           440,069

OTHER INCOME (EXPENSE), NET .....................................           (307)             (357)        (1,368)            1,846

INTEREST AND DEBT EXPENSE:
    Incurred ....................................................        (26,359)          (23,894)       (70,200)          (62,551)
    Capitalized .................................................          2,482             2,141          7,071             5,565

DISTRIBUTIONS ON PREFERRED SECURITIES
    OF SUBSIDIARY TRUST .........................................         (3,343)           (3,344)       (10,027)           (3,454)
                                                                    ------------      ------------   ------------      ------------

INCOME BEFORE INCOME TAXES ......................................        160,813           198,456        815,158           381,475

INCOME TAX EXPENSE ..............................................         59,800            71,100        303,200           135,700
                                                                    ------------      ------------   ------------      ------------

NET INCOME ......................................................   $    101,013      $    127,356   $    511,958      $    245,775
                                                                    ============      ============   ============      ============

EARNINGS PER SHARE OF COMMON STOCK ..............................   $       1.66      $       2.08   $       8.40      $       4.26

    Weighted average common shares outstanding (in thousands) ...         60,725            61,186         60,975            57,745

EARNINGS PER SHARE OF COMMON STOCK -
    ASSUMING DILUTION ...........................................   $       1.58      $       2.01   $       7.96      $       4.12

    Weighted average common shares outstanding (in thousands) ...         63,878            63,242         64,323            59,621

DIVIDENDS PER SHARE OF COMMON STOCK .............................   $        .08      $        .08   $        .24      $        .24

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                         -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $   511,958      $   245,775
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense .........................................................         100,878           81,155
      Amortization of deferred charges and other, net ..............................          81,046           38,565
      Changes in current assets and current liabilities ............................        (145,170)         (86,158)
      Deferred income tax expense ..................................................         173,900           99,200
      Changes in deferred items and other, net .....................................         (22,790)          (8,592)
                                                                                         -----------      -----------
        Net cash provided by operating activities ..................................         699,822          369,945
                                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................        (228,577)        (131,478)
  Deferred turnaround and catalyst costs ...........................................        (115,076)         (72,515)
  Purchase of inventories in connection with acquisition of El Paso facilities .....        (108,631)              --
  Acquisition of Huntway ...........................................................         (75,718)              --
  Earn-out payment in connection with acquisition of Basis .........................         (35,000)              --
  Benicia Acquisition ..............................................................              --         (889,730)
  Investment in joint ventures and other, net ......................................          (1,234)          (1,877)
                                                                                         -----------      -----------
    Net cash used in investing activities ..........................................        (564,236)      (1,095,600)
                                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt, net ......................................         (27,000)          93,000
  Long-term borrowings, including proceeds from senior notes offering in 2000 ......          18,095        1,899,367
  Long-term debt reduction .........................................................         (18,500)      (1,597,000)
  Proceeds from common stock offering, net .........................................              --          166,763
  Issuance of common stock in connection with employee benefit plans ...............          27,606           13,328
  Proceeds from offering of preferred securities of subsidiary trust, net ..........              --          166,729
  Common stock dividends ...........................................................         (14,638)         (13,825)
  Purchase of treasury stock .......................................................         (44,588)         (49,809)
                                                                                         -----------      -----------
    Net cash provided by (used in) financing activities ............................         (59,025)         678,553
                                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS .................................................................          76,561          (47,102)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD ..............................................................          14,596           60,087
                                                                                         -----------      -----------

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD ....................................................................     $    91,157      $    12,985
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

2. PROPOSED MERGER WITH ULTRAMAR DIAMOND SHAMROCK

     On May 7, 2001, Valero and Ultramar Diamond Shamrock Corporation ("UDS") jointly announced that they had entered into an agreement and plan of merger, dated as of May 6, 2001, under which UDS will merge with and into Valero, with Valero as the surviving corporation. The boards of directors of both companies have approved the merger, and on September 27, 2001, the shareholders of both companies approved the merger. Under the terms of the merger agreement, each outstanding share of UDS common stock, with limited exceptions, will be converted into the right to receive, at the shareholder's election but subject to proration, either (i) cash, (ii) a number of shares of Valero common stock, or (iii) a combination of cash and Valero stock, in each case having a value equal to the sum of $27.50 and .614 shares of Valero common stock (valued at the average closing Valero common stock price over a ten trading-day period ending three days prior to the merger). Based on average per share prices for Valero and UDS common stock for the ten trading-day period ending April 26, 2001, the total consideration to be paid to UDS shareholders in the merger would have been approximately $4 billion, representing an approximate 30% premium to the average UDS share price. Valero is also assuming UDS's outstanding debt at the date of closing, the balance of which was approximately $1.4 billion at September 30, 2001. The merger is expected to close by the end of the fourth quarter of 2001, subject to regulatory approval.

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

     Valero expects to finance the cash portion of the merger consideration, currently estimated to be approximately $2 billion, with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. Valero anticipates finalizing both the bridge loan facility and the two revolving bank credit facilities prior to completing the merger, but expects that borrowing under these facilities will be simultaneous with and contingent upon completion of the merger. If Valero is unable to finalize any of these facilities, it could seek to negotiate with alternative lenders, undertake capital market issuances of debt securities or a combination of those options. Arrangement of financing for the cash portion of the merger consideration is not a condition to closing the transaction.

     The bridge loan facility is expected to have a one-year maturity at interest rates and on other terms presently being negotiated. Valero expects to repay the bridge loan facility after the merger via a combination of proceeds from capital market issuances of debt securities and cash flow from operations of the combined company.

     Valero expects the two revolving bank credit facilities to provide for commitments of $750 million for a five-year term and $750 million for a 364-day term, respectively, and, subject to the commitment amounts and terms, to provide for borrowings thereunder to be made at various amounts, maturities and interest rates, at the option of Valero. Valero expects to use the revolving bank credit facilities after the merger to finance the combined company's working capital and other cash requirements. Valero expects to repay amounts borrowed under the credit facilities with cash flow from operations of the combined company.

     In May 2001, Valero filed a registration statement on Form S-4 with the SEC, which was declared effective on August 24, 2001, to register the shares of Valero common stock that may be issued or become issuable to UDS shareholders in connection with the merger.

     Upon completion, the merger will be accounted for under the purchase method of accounting. Accordingly, the results of UDS's operations will be included in the consolidated financial statements of Valero beginning on the effective date of the transaction.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS

    HUNTWAY REFINING COMPANY

     Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California. Huntway owns and operates two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair, primarily in California and Nevada, as well as smaller amounts of gas oil, naphtha, kerosene distillate and bunker fuels. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $76 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

     The acquisition of Huntway was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values pending the completion of independent appraisals and other evaluations. In accordance with the purchase method, the accompanying Consolidated Statement of Income for the nine months ended September 30, 2001 includes the results of Huntway's operations beginning June 1, 2001.

     The preliminary purchase price allocation was as follows (in thousands):

Current assets .....................................................     $ 32,770
Property, plant and equipment ......................................       58,642
Deferred charges and other assets ..................................          278
Current liabilities ................................................      (13,794)
Deferred income taxes and deferred credits and other liabilities ...       (2,178)
                                                                         --------
                                                                         $ 75,718
                                                                         ========

    EL PASO REFINERY AND RELATED PRODUCT LOGISTICS BUSINESS

     Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business through lease agreements entered into with certain wholly owned subsidiaries of El Paso. The lease agreements, which are being accounted for as capital leases, are for a term of 20 years and provide for Valero to make annual lease payments of $18.5 million for the first two years and increased amounts thereafter. Valero has an option to purchase the facilities for approximately $294 million at the end of the second year of the lease, and for increasing amounts in each succeeding year through the end of the lease term. As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities.

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

     The acquisition of El Paso's Corpus Christi refinery and related product logistics business was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values pending the completion of independent appraisals and other evaluations. The preliminary purchase price allocation was as follows: inventories of approximately $109 million as noted above, property, plant and equipment of approximately $324 million, and deferred credits and other liabilities of approximately $38 million related primarily to an estimate of assumed environmental liabilities as noted above and described in Note 12. The inventories were purchased with cash from operations while the remaining net assets were acquired through capital lease obligations of approximately $286 million. The accompanying Consolidated Statement of Income for the nine months ended September 30, 2001 reflects the results of operations of the El Paso Corpus Christi refinery and product logistics business beginning June 1, 2001.

    CALIFORNIA REFINING AND MARKETING ASSETS

     During the second quarter of 2000, Valero completed the acquisition of Exxon Mobil Corporation's Benicia, California refinery (the "Benicia Refinery") and Exxon-branded California retail assets, which consisted of approximately 80 service stations (the "Service Stations") and branded supplier relationships with over 260 Exxon-branded service stations (the "Distribution Assets") (collectively, the "Benicia Acquisition"). The purchase price for the Benicia Refinery, the Service Stations and the Distribution Assets was $895 million, plus approximately $150 million for refinery inventories acquired in the transaction and certain costs incurred in connection with the acquisition.

     The Benicia Acquisition was funded through a $400 million senior notes offering, a $172.5 million offering of premium equity participating security units ("PEPS Units"), a common stock offering totaling approximately $174.2 million and borrowings under Valero's existing bank credit facilities. In addition, Valero entered into a $155 million structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. The structured lease has a five-year non-cancelable lease term and is being accounted for as an operating lease. After the initial five-year lease term, the lease may be extended by agreement of Valero and the lessor, or Valero may arrange for the sale of the leased properties to one or more third parties, in which case the lease provides for a maximum residual value guarantee equal to 85% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. Valero also has an option to purchase all or a portion of the leased properties at any time during

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES the lease term for a price that approximates fair value.

     The Service Stations, which were leased by Valero under the structured lease arrangement as noted above, included 10 company-operated service stations and approximately 70 dealer-operated service stations subleased from Valero, all of which are in the greater San Francisco Bay area. In July 2000, the dealers were offered an option to purchase at fair value the stations that they were leasing and enter into a new fuels purchase agreement with Valero for a term of 15 years. In connection with this option, 49 stations were purchased by these dealers during the second and third quarters of 2001.

     The acquisition of the Benicia Refinery and Distribution Assets was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on estimated fair values as determined by independent appraisals and other valuations. In accordance with the purchase method, the accompanying Consolidated Statement of Income for the nine months ended September 30, 2000 includes the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Stations beginning June 16, 2000.

    PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information of Valero for the nine months ended September 30, 2001 and 2000 assumes that the acquisition of Huntway and the acquisition of the El Paso Corpus Christi refinery and related product logistics business occurred at the beginning of each respective year, and that the Benicia Acquisition and related financings occurred at the beginning of 2000. This pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                           Nine Months Ended
                                                              September 30,
                                                      ---------------------------
                                                         2001             2000
                                                      -----------     -----------

Operating revenues ..............................     $12,631,974     $12,335,477
Operating income ................................         925,790         453,027
Net income ......................................         528,484         221,588
Earnings per common share .......................            8.67            3.59
Earnings per common share - assuming dilution ...            8.22            3.49

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4. INVENTORIES

     Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined primarily under the last-in, first-out ("LIFO") method of inventory pricing, and the cost of feedstocks and products purchased for resale are determined under the weighted average cost method. At September 30, 2001, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $35 million. The cost of materials and supplies is determined principally under the weighted average cost method. Inventories as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                       September 30, December 31,
                                           2001          2000
                                       ------------- ------------

Refinery feedstocks ................     $171,199     $142,522
Refined products and blendstocks ...      455,000      332,653
Materials and supplies .............       77,974       64,707
                                         --------     --------
                                         $704,173     $539,882
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

                                                    Nine Months Ended
                                                      September 30,
                                                 ------------------------
                                                   2001            2000
                                                 ---------      ---------

              Receivables, net .............     $(156,060)     $(279,041)
              Inventories ..................       (37,125)       (21,133)
              Prepaid expenses and other ...        14,304         (9,859)
              Accounts payable .............       (86,065)       149,137
              Accrued expenses .............        43,258         59,986
              Income taxes payable .........        76,518         14,752
                                                 ---------      ---------
                  Total ....................     $(145,170)     $ (86,158)
                                                 =========      =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     Cash flows related to interest and income taxes were as follows (in thousands):

                                                   Nine Months Ended
                                                     September 30,
                                                  -------------------
                                                   2001         2000
                                                  -------     -------

Interest paid (net of amount capitalized) ...     $49,726     $46,382
Income taxes paid ...........................      54,764      23,995
Income tax refunds received .................       2,011         384

     Noncash investing and financing activities for the nine months ended September 30, 2001 included (i) increases to property, plant and equipment, deferred credits and other liabilities, and capital lease obligations resulting from the acquisition of the El Paso Corpus Christi refinery and related product logistics business as described above in Note 3 and (ii) an increase to property, plant and equipment resulting from the accrual of a $20 million earn-out contingency payment made to Mobil (now ExxonMobil) in October 2001 in connection with Valero's 1998 acquisition of the Paulsboro Refinery.

6. LONG-TERM DEBT

     In March 2001, Valero refinanced its $18.5 million of Series 1998 taxable, variable-rate Waste Disposal Revenue Bonds with tax-exempt, fixed-rate bonds. These Series 2001 tax-exempt bonds have a fixed interest rate of 6.65% and mature on April 1, 2032.

7. COMMON STOCK

     In connection with the proposed merger with UDS described in Note 2, on September 27, 2001, Valero's stockholders approved an amendment to Valero's certificate of incorporation increasing the number of authorized shares of Valero common stock from 150 million to 300 million.

8. EARNINGS PER SHARE

     The computation of basic and diluted per share amounts, as required by the Financial Accounting Standards Board's ("FASB") Statement No. 128, is as follows (dollars and shares in thousands, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                       Three Months Ended September 30,
                                                   -----------------------------------------------------------------------
                                                                2001                                   2000
                                                   -------------------------------     -----------------------------------
                                                                             Per                                    Per
                                                      Net                   Share        Net                       Share
                                                    Income       Shares     Amount      Income       Shares        Amount
                                                   --------     --------    ------     --------     --------     ---------

Net income ...................................     $101,013                            $127,356
                                                   ========                            ========

BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders ........................     $101,013       60,725     $1.66     $127,356       61,186     $    2.08
                                                                             =====                               =========

EFFECT OF DILUTIVE SECURITIES:
Stock options ................................           --        1,713                     --        1,360
Performance and other benefit plan awards ....           --          991                     --          696
PEPS units ...................................           --          449                     --           --
                                                   --------     --------               --------     --------

DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ...................     $101,013       63,878     $1.58     $127,356       63,242     $    2.01
                                                   ========     ========     =====     ========     ========     =========

                                                                     Nine Months Ended September 30,
                                               -----------------------------------------------------------------------
                                                             2001                                 2000
                                               --------------------------------    -----------------------------------
                                                                          Per                                   Per
                                                 Net                     Share       Net                       Share
                                                Income       Shares      Amount     Income       Shares        Amount
                                               --------     --------     ------    --------     --------     ---------

Net income ...............................     $511,958                           $245,775
                                               ========                           ========

BASIC EARNINGS PER SHARE:
Net income available to
  common stockholders ....................     $511,958       60,975     $8.40     $245,775       57,745     $    4.26
                                                                         =====                               =========

EFFECT OF DILUTIVE SECURITIES:
Stock options ............................           --        1,914                     --        1,188
Performance and other benefit plan awards            --          985                     --          688
PEPS units ...............................           --          449                     --           --
                                               --------     --------               --------     --------

DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders
  plus assumed conversions ...............     $511,958       64,323     $7.96     $245,775       59,621     $    4.12
                                               ========     ========     =====     ========     ========     =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

9. NEW ACCOUNTING PRONOUNCEMENTS

    FASB 144

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. FASB 144 will be effective for Valero's financial statements beginning January 1, 2002, with earlier application encouraged. Valero is currently evaluating the impact on its financial statements of adopting this statement.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The provisions of this statement must be applied in Valero's financial statements beginning January 1, 2002, except that any goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Since Valero does not currently have any goodwill or other intangible assets with indefinite useful lives recognized in its financial statements, the adoption of this statement will not affect its existing consolidated financial statements. Any goodwill or other intangible assets acquired in connection with Valero's proposed merger with UDS described in Note 2 would be accounted for in accordance with the provisions of this statement. Accordingly, any goodwill recognized will not be amortized.

    FASB 141

     Also in June 2001, the FASB issued Statement No. 141, "Business Combinations." This statement, which supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. FASB 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. As described in Note 2, Valero's proposed merger with UDS would be accounted for under the purchase method of accounting.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

    FASB 133

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 which delayed the effective date of FASB 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138 which amended various provisions of FASB 133. FASB 133, as amended, became effective for Valero's consolidated financial statements beginning January 1, 2001. See Note 10 below for a detailed discussion of FASB 133 and its effect on Valero's accounting for its price risk management activities.

10. PRICE RISK MANAGEMENT ACTIVITIES

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

    NEW ACCOUNTING PRONOUNCEMENT

     As discussed in Note 9, effective January 1, 2001, Valero adopted FASB 133 which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in hybrid instruments, be recorded in the balance sheet as either an asset or

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES liability measured at its fair value. The statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

    CURRENT PERIOD DISCLOSURES

     The transition adjustments recorded by Valero in connection with its adoption of FASB 133 had the following effect on its financial statements as of January 1, 2001 (in thousands):

                                                      Amount
Balance sheet                                     Debit (Credit)
-------------                                     --------------

Inventories ....................................     $  3,215
Deferred charges, deferred credits and other ...       42,865
Accounts payable ...............................       (2,536)
Deferred income taxes ..........................      (15,240)
Other comprehensive income, net of tax .........      (28,304)

     During the three months and nine months ended September 30, 2001, the net gain (loss) recognized in earnings representing the amount of hedge ineffectiveness was $9.8 million and $3.4 million, respectively, for fair value hedges and $.6 million and $(15.3) million, respectively, for cash flow hedges. These amounts are included in "Cost of sales and operating expenses" in the accompanying Consolidated Statements of Income. Valero did not exclude any component of the derivative

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES instruments' gain or loss from the assessment of hedge effectiveness. No amounts were recognized in earnings for hedged firm commitments no longer qualifying as fair value hedges.

     For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income will be reclassified into earnings when the forecasted feedstock or natural gas purchase or product sale affects earnings. The estimated amount of existing net gains included in accumulated other comprehensive income as of September 30, 2001 that is expected to be reclassified into earnings within the next 12 months is $28.8 million. As of September 30, 2001, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 15 months. During the three months and nine months ended September 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting.

11. COMPREHENSIVE INCOME

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

     The following is a summary of Valero's comprehensive income for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     ---------      ---------

Net income .....................................................................     $ 101,013      $ 127,356
                                                                                     ---------      ---------
Other comprehensive loss, net of tax benefit:
   Net loss on derivative instruments designated and qualifying as cash flow hedging instruments:
       Net loss arising during the period (net of tax benefit of $9,107) .......       (16,913)            --
       Net amount of reclassifications into earnings (net of tax benefit
         of $8,626) ............................................................        16,020             --
                                                                                     ---------      ---------
   Total net loss on cash flow hedges ..........................................          (893)            --
                                                                                     ---------      ---------
Other comprehensive loss .......................................................          (893)            --
                                                                                     ---------      ---------
Comprehensive income ...........................................................     $ 100,120      $ 127,356
                                                                                     =========      =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                       2001           2000
                                                                                     ---------      ---------

Net income .....................................................................     $ 511,958      $ 245,775
                                                                                     ---------      ---------
Other comprehensive income, net of tax:
   Net gain on derivative instruments designated and qualifying as cash flow hedging instruments:
       FASB transition adjustment (net of tax expense of $15,240) ..............        28,304             --
       Net loss arising during the period (net of tax benefit of $12,275) ......       (22,798)            --
       Net amount of reclassifications into earnings (net of tax benefit
         of $12,557) ...........................................................        23,321             --
                                                                                     ---------      ---------
   Total net gains on cash flow hedges .........................................        28,827             --
                                                                                     ---------      ---------
Other comprehensive income .....................................................        28,827             --
                                                                                     ---------      ---------
Comprehensive income ...........................................................     $ 540,785      $ 245,775
                                                                                     =========      =========

12. ENVIRONMENTAL MATTERS

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

As of September 30, 2001, approximately $32 million has been accrued in "Deferred credits and other liabilities" representing an estimate of the costs to be incurred in connection with Valero's assumption of these environmental liabilities.

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

     In connection with the Benicia Acquisition, Valero assumed all environmental liabilities of ExxonMobil related to the acquired assets with certain exceptions. Valero's assumed liabilities include remediation obligations relating primarily to clean-up costs associated with refinery and terminal soil and groundwater contamination. As of September 30, 2001, approximately $2 million had been accrued in "Deferred credits and other liabilities" in connection with Valero's assumption of these environmental liabilities.

     In connection with the acquisition of the Paulsboro refinery, Mobil Oil Corporation (now ExxonMobil) agreed to indemnify Valero for certain environmental matters and conditions existing on or prior to the acquisition date and Valero agreed to assume Mobil's environmental liabilities, with certain limited exceptions. Valero's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection relating primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of September 30, 2001, approximately $17 million is included in "Accrued expenses" and "Deferred credits and other liabilities" representing Valero's best estimate of its remaining costs to be borne related to these remediation obligations. The majority of these costs are expected to be incurred in relatively level amounts over the next 17 years.

     In connection with the acquisition of Basis Petroleum, Inc. from Salomon Inc in 1997, Valero received $9.5 million from Salomon in settlement of certain contingent environmental obligations previously assumed by Salomon, and recorded an accrual for the amount received. As of September 30, 2001, approximately $5.6 million of this accrual remained outstanding.

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

13. LITIGATION AND CONTINGENCIES

     Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero holds a 50% undivided interest. The case was filed April 24, 1996. In 1985, a subsidiary of Old Valero sold a 50% undivided interest in the pipeline and entered into a joint venture, through an ownership agreement and an operating agreement, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Old Valero has at all times been the operator of the pipeline. The plaintiff contends that the defendants acted in bad faith and negatively affected the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants, and by allegedly taking for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, professional malpractice and other claims. Under the terms of the Restructuring, Valero is responsible for a portion of the amount of any final judgment or settlement. Arbitration of the matter began on February 5, 2001, and has proceeded intermittently throughout much of 2001. The arbitration hearing has recently concluded and Valero expects the arbitration panel to render its decision by the end of the fourth quarter of 2001. Valero believes that the final outcome of this matter will be immaterial to its consolidated financial statements.

     In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at the Corpus Christi Refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. In 1993, the court of appeals affirmed the summary judgment and the Texas Supreme Court denied review. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that resulted in a judgment of $6.3 million. Valero had appealed the judgment, but the parties recently reached a settlement of this dispute on terms immaterial to Valero's consolidated financial statements.

     Valero had previously received notice of, but was not served with, a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, are liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), other environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties reached a settlement of this dispute on terms immaterial to Valero's consolidated financial statements.

     On May 24, 2000, Valero was served with a complaint seeking to certify a class action that alleged that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. The Judicial Panel on Multidistrict Litigation, or MDL, consolidated this matter with certain other MTBE lawsuits brought in New York federal courts. In addition, certain individual plaintiffs later joined the MDL proceeding by filing separate, but related lawsuits for individual damages. All of the complaints allege that the defendants produced and/or distributed gasoline that is allegedly defective because it contained MTBE. On August 20, 2001, the MDL judge dismissed the consolidated class-action complaints. The related individual lawsuits are still pending. Discovery has been allowed and is proceeding. In addition to the MDL MTBE lawsuits, Valero has been sued in other forums in lawsuits also alleging that Valero produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. At this time, Valero believes it is unlikely that the final outcome of any of these claims or proceedings, collectively or individually, would have a material adverse effect on its consolidated financial statements.

     On May 14, 2001, the City of Dallas added Valero as a named defendant in a suit filed previously against Explorer Pipeline Company, Inc. and certain other refiners and suppliers who transport gasoline through Explorer's petroleum products pipeline in North Texas. On March 9, 2000, Explorer's pipeline ruptured and discharged gasoline into East Caddo Creek in Hunt County, Texas. The plaintiff alleges that its source of water supply from Lake Tawakoni (located approximately 28 miles from the site of the pipeline rupture) was contaminated by gasoline containing MTBE causing the plaintiff to discontinue the use of water from Lake Tawakoni as a source of water supply, and requiring the construction of an emergency water supply pipeline from another source. The plaintiff asserts causes of action for negligence, nuisance, strict product liability, and gross negligence, and seeks the recovery of an unspecified amount of actual and punitive damages, including costs for the construction of the alternate

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES supply pipeline. In addition, Valero has been added to certain lawsuits brought by land owners along the East Caddo Creek who allege certain unquantified property damages purportedly caused by the March 9, 2000 rupture of the Explorer pipeline.

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

14. SUBSEQUENT EVENTS

     On October 18, 2001, Valero's Board of Directors approved an increase in Valero's regular quarterly cash dividend on common stock from $.08 per common share to $.10 per common share, effective with the dividend payable December 12, 2001, to holders of record at the close of business on November 14, 2001.

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

o   the proposed merger with UDS;

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

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Three Months Ended September 30,
                                                                     -----------------------------------------------------------
                                                                                                               Change
                                                                                                     ---------------------------
                                                                        2001            2000           Amount            %
                                                                     -----------     -----------     -----------     -----------
Operating revenues ..............................................    $ 3,858,734     $ 4,248,831     $  (390,097)             (9)%
Cost of sales ...................................................     (3,352,851)     (3,741,769)        388,918              10
Operating costs:
    Cash (fixed and variable) ...................................       (218,672)       (194,065)        (24,607)            (13)
    Depreciation and amortization ...............................        (58,829)        (44,620)        (14,209)            (32)
Selling and administrative expenses (including related
    depreciation expense) .......................................        (40,042)        (44,467)          4,425              10
                                                                     -----------     -----------     -----------
        Total operating income ..................................    $   188,340     $   223,910     $   (35,570)            (16)
                                                                     ===========     ===========     ===========

Other income (expense), net .....................................    $      (307)    $      (357)    $        50              14
Interest and debt expense, net ..................................    $   (23,877)    $   (21,753)    $    (2,124)            (10)
Distributions on preferred securities of subsidiary trust .......    $    (3,343)    $    (3,344)    $         1              --
Income tax expense ..............................................    $   (59,800)    $   (71,100)    $    11,300              16
Net income ......................................................    $   101,013     $   127,356     $   (26,343)            (21)
Earnings per share of common stock - assuming dilution ..........    $      1.58     $      2.01     $      (.43)            (21)


Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") (a) .............................    $   250,941     $   271,444     $   (20,503)             (8)
Ratio of EBITDA to interest incurred (a) ........................           8.4x            10.0x           (1.6)x           (16)








----------

(a) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS



                                                                      Three Months Ended September 30,
                                                      ------------------------------------------------------------
                                                                                                 Change
                                                                                      ----------------------------
                                                         2001            2000           Amount              %
                                                      -----------     -----------     -----------      -----------
Sales volumes (Mbbls per day) ....................          1,406           1,235             171               14%
Throughput volumes (Mbbls per day) ...............          1,013             933              80                9
Average throughput margin per barrel .............    $      5.43     $      5.91     $      (.48)              (8)
Operating costs per barrel:
    Cash (fixed and variable) ....................    $      2.32     $      2.26     $       .06                3
    Depreciation and amortization ................            .62             .52             .10               19
                                                      -----------     -----------     -----------
        Total operating costs per barrel .........    $      2.94     $      2.78     $       .16                6
                                                      ===========     ===========     ===========

Charges:
    Crude oils:
        Sour .....................................             61%             57%              4%               7
        Heavy sweet ..............................              4               8              (4)             (50)
        Light sweet ..............................              6               7              (1)             (14)
                                                      -----------     -----------     -----------
            Total crude oils .....................             71              72              (1)              (1)
    High-sulfur residual fuel oil, or "resid" ....              6               3               3              100
    Low-sulfur resid .............................              4               3               1               33
    Other feedstocks and blendstocks .............             19              22              (3)             (14)
                                                      -----------     -----------     -----------
        Total charges ............................            100%            100%             --%              --
                                                      ===========     ===========     ===========

Yields:
    Gasolines and blendstocks ....................             52%             54%             (2)%             (4)
    Distillates ..................................             26              27              (1)              (4)
    Petrochemicals ...............................              3               3              --               --
    Lubes and asphalts ...........................              5               3               2               67
    Other products ...............................             14              13               1                8
                                                      -----------     -----------     -----------
        Total yields .............................            100%            100%             --%              --
                                                      ===========     ===========     ===========

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)



                                                                          Three Months Ended September 30,
                                                            --------------------------------------------------------------
                                                                                                         Change
                                                                                              ----------------------------
                                                               2001             2000            Amount              %
                                                            -----------      -----------      -----------      -----------
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate, or "WTI," crude oil ......     $     26.69      $     31.69      $     (5.00)             (16)%
    WTI less sour crude oil (a) (c) ...................     $      4.37      $      4.01      $       .36                9
    WTI less ANS (U.S. West Coast) ....................     $      2.67      $      1.93      $       .74               38
    WTI less sweet crude oil (b) ......................     $      (.31)     $      (.32)     $       .01                3

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .............     $      3.98      $      4.46      $      (.48)             (11)
        No. 2 fuel oil less WTI .......................     $      2.87      $      4.74      $     (1.87)             (39)
        Propylene less WTI ............................     $     (2.56)     $       .92      $     (3.48)              --(d)
    U.S. East Coast:
        Conventional 87 gasoline less WTI .............     $      4.27      $      5.96      $     (1.69)             (28)
        No. 2 fuel oil less WTI .......................     $      3.44      $      5.50      $     (2.06)             (37)
        Lube oils less WTI (c) ........................     $     25.67      $     20.75      $      4.92               24
    U.S. West Coast:
        CARB 87 gasoline less ANS .....................     $     13.76      $     20.48      $     (6.72)             (33)
        Low-sulfur diesel less ANS ....................     $      9.32      $     11.94      $     (2.62)             (22)

----------
(a) The market reference differential for sour crude oil is based on posted prices for 50% Arab medium and 50% Arab light crude oils.
(b) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet, or "LLS," and 50% Cusiana crude oils, with LLS adjusted for backwardation.
(c) The market reference differential for the 2000 period has been restated from the amount reported in Valero's September 30, 2000 Form 10-Q to conform to the components used in the 2001 period.
(d) Percentage variance is greater than 100%.

         Valero reported net income for the third quarter of 2001 of $101.0 million, or $1.58 per share, compared to net income of $127.4 million, or $2.01 per share, for the third quarter of 2000. The decrease in third quarter results was due primarily to lower operating income resulting from a decrease in industry refining margins and higher operating costs, partially offset by improved sour crude oil discounts and higher throughput volumes.

         Operating revenues decreased $390.1 million, or 9%, to $3.9 billion during the third quarter of 2001 compared to the same period in 2000 due primarily to a 20% decrease in the average sales price per barrel, partially offset by a 14% increase in average daily sales volumes. The decrease in average sales prices resulted mainly from unusually high gasoline inventories at the end of the second quarter. These high inventory levels were attributable to increased production and higher than normal levels of imports early in the second quarter, combined with a decrease in demand during that quarter resulting from higher retail gasoline prices and a slowing economy. Although prices recovered somewhat during the third quarter due to improved demand resulting from lower retail gasoline prices and reduced supply resulting from refinery production cuts, they still remained well below third quarter 2000 levels. The increase in sales volumes was due primarily to (i) an increase in the sale of feedstocks and products purchased for resale and (ii) higher throughput volumes resulting primarily from the contribution of the Huntway and El Paso refineries acquired in the second quarter of 2001 and capacity expansions at various refineries since the third quarter of 2000.

         Operating income decreased $35.6 million to $188.3 million during the third quarter of 2001 compared to the third quarter of 2000 due to an approximate $39 million increase in operating costs (including a $25 million increase in cash operating costs and a $14 million increase in depreciation and amortization expense) and a decrease in total throughput margins of approximately $1 million (discussed below). These decreases in operating income were partially offset by an approximate $4 million decrease in selling and administrative expenses (including related depreciation expense). Cash operating costs were higher due primarily to the operations of the El Paso and Huntway refineries in the 2001 quarter. Depreciation and amortization expense was higher due primarily to an increase in turnaround and catalyst amortization. Selling and administrative expenses (including related depreciation expense) decreased primarily as a result of costs associated with litigation recorded in the 2000 quarter.

         As noted above, total throughput margins (operating revenues less cost of sales) for the third quarter of 2001 were essentially unchanged from the third quarter of 2000, due primarily to the offsetting unfavorable and favorable effects on margins discussed below. Total throughput margins were unfavorably affected by (i) lower gasoline and distillate margins, when compared to exceptionally high margins in the third quarter of 2000, due to strong demand and low inventories in the 2000 quarter and unusually high gasoline inventory levels in the early part of the third quarter of 2001 caused by the factors noted above in the discussion of operating revenues, and (ii) significantly lower margins for propylene and other petrochemical feedstocks due to slowing economic activity throughout the world. Offsetting the decreases in total throughput margins resulting from these factors were (i) the effect of higher throughput volumes resulting from the factors noted above in the discussion of operating revenues, including a significant increase in the volume of Valero's sour crude oil charges during the quarter to take advantage of higher sour crude discounts discussed below and (ii) higher per barrel feedstock discounts for sour crude oil resulting primarily from an increase in supplies of heavier crudes without a corresponding increase in demand while at the same time demand for sweeter crudes increased to meet lower sulfur requirements for certain refined products without a corresponding increase in supply.

         Net interest and debt expense increased $2.1 million to $23.9 million in the third quarter of 2001 compared to the same period in 2000 due primarily to interest recognized in connection with the capital leases associated with the El Paso acquisition which was effective June 1, 2001, partially offset by a decrease in bank borrowings resulting from Valero's strong earnings and cash flow.

         Income tax expense decreased $11.3 million to $59.8 million during the third quarter of 2001 compared to the same period in 2000 due primarily to the decrease in pre-tax income.

YEAR-TO-DATE 2001 COMPARED TO YEAR-TO-DATE 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               Nine Months Ended September 30,
                                                                 ------------------------------------------------------------
                                                                                                            Change
                                                                                                 ----------------------------
                                                                   2001(a)          2000(b)         Amount           %
                                                                 ------------    ------------    ------------    ------------
Operating revenues ...........................................   $ 12,127,130    $ 10,549,950    $  1,577,180              15%
Cost of sales ................................................    (10,306,100)     (9,423,003)       (883,097)             (9)
Operating costs:
    Cash (fixed and variable) ................................       (634,987)       (480,628)       (154,359)            (32)
    Depreciation and amortization ............................       (162,133)       (115,167)        (46,966)            (41)
Selling and administrative expenses (including related
    depreciation expense) ....................................       (134,228)        (91,083)        (43,145)            (47)
                                                                 ------------    ------------    ------------
        Total operating income ...............................   $    889,682    $    440,069    $    449,613              --(c)
                                                                 ============    ============    ============

Other income (expense), net ..................................   $     (1,368)   $      1,846    $     (3,214)             --(c)
Interest and debt expense, net ...............................   $    (63,129)   $    (56,986)   $     (6,143)            (11)
Distributions on preferred securities of subsidiary trust ....   $    (10,027)   $     (3,454)   $     (6,573)             --(c)
Income tax expense ...........................................   $   (303,200)   $   (135,700)   $   (167,500)             --(c)
Net income ...................................................   $    511,958    $    245,775    $    266,183              --(c)
Earnings per share of common stock - assuming dilution .......   $       7.96    $       4.12    $       3.84              93
Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") (d) ..........................   $  1,061,661    $    564,384    $    497,277              88
Ratio of EBITDA to interest incurred (d) .....................          13.2x            8.6x            4.6x              53

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

                              OPERATING HIGHLIGHTS



                                                               Nine Months Ended September 30,
                                                 ------------------------------------------------------------
                                                                                            Change
                                                                                 ----------------------------
                                                   2001(a)         2000(b)         Amount             %
                                                 -----------     -----------     -----------      -----------
Sales volumes (Mbbls per day) ...............          1,360           1,108             252               23%
Throughput volumes (Mbbls per day) ..........            979             833             146               18
Average throughput margin per barrel ........    $      6.82     $      4.94     $      1.88               38
Operating costs per barrel:
    Cash (fixed and variable) ...............    $      2.36     $      2.11     $       .25               12
    Depreciation and amortization ...........            .60             .50             .10               20
                                                 -----------     -----------      ----------
        Total operating costs per barrel ....    $      2.96     $      2.61     $       .35               13
                                                 ===========     ===========      ==========

Charges:
    Crude oils:
        Sour ................................             61%             53%              8%              15
        Heavy sweet .........................              4               9              (5)             (56)
        Light sweet .........................              7               8              (1)             (13)
                                                 -----------     -----------      ----------
            Total crude oils ................             72              70               2                3
    High-sulfur resid .......................              5               4               1               25
    Low-sulfur resid ........................              4               4              --               --
    Other feedstocks and blendstocks ........             19              22              (3)             (14)
                                                 -----------     -----------      ----------
        Total charges .......................            100%            100%             --%              --
                                                 ===========     ===========      ==========

Yields:
    Gasolines and blendstocks ...............             53%             52%              1%               2
    Distillates .............................             27              28              (1)              (4)
    Petrochemicals ..........................              3               4              (1)             (25)
    Lubes and asphalts ......................              4               3               1               33
    Other products ..........................             13              13              --               --
                                                 -----------     -----------      ----------
        Total yields ........................            100%            100%             --%              --
                                                 ===========     ===========      ==========

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)



                                                                           Nine Months Ended September 30,
                                                           -----------------------------------------------------------
                                                                                                      Change
                                                                                           ---------------------------
                                                               2001           2000           Amount              %
                                                           -----------     -----------     -----------      ----------
Feedstocks (at U.S. Gulf Coast, except as noted):
    WTI crude oil .....................................    $     27.80     $     29.82     $     (2.02)             (7)%
    WTI less sour crude oil (c) (e) ...................    $      5.27     $      3.18     $      2.09              66
    WTI less ANS (U.S. West Coast) ....................    $      2.75     $      1.90     $       .85              45
    WTI less sweet crude oil (d) ......................    $      (.19)    $      (.48)    $       .29              60

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI .............    $      6.20     $      5.39     $       .81              15
        No. 2 fuel oil less WTI .......................    $      3.19     $      2.71     $       .48              18
        Propylene less WTI ............................    $     (2.22)    $      5.91     $     (8.13)             --(f)
    U.S. East Coast:
        Conventional 87 gasoline less WTI .............    $      5.91     $      6.03     $      (.12)             (2)
        No. 2 fuel oil less WTI .......................    $      3.99     $      4.57     $      (.58)            (13)
        Lube oils less WTI (e) ........................    $     26.16     $     15.04     $     11.12              74
    U.S. West Coast:
        CARB 87 gasoline less ANS .....................    $     17.93     $     14.85     $      3.08              21
        Low-sulfur diesel less ANS ....................    $      9.56     $      8.80     $       .76               9


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

(e) The market reference differential for the 2000 period has been restated from the amount reported in Valero's September 30, 2000 Form 10-Q to conform to the components used in the 2001 period.

(f) Percentage variance is greater than 100%.

         Valero reported net income for the first nine months of 2001 of $512.0 million, or $7.96 per share, compared to net income of $245.8 million, or $4.12 per share, for the first nine months of 2000. The substantial increase in year-to-date results was due primarily to the full period contribution from the Benicia Acquisition which was completed during the second quarter of 2000, a substantial improvement in sour crude oil discounts, and higher throughput volumes for Valero's operations excluding Benicia resulting largely from the acquisitions of the El Paso and Huntway refineries. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were higher operating costs and selling and administrative expenses and an increase in income tax expense.

         Operating revenues increased $1.6 billion, or 15%, to $12.1 billion during the first nine months of 2001 compared to the same period in 2000 due primarily to a 23% increase in average daily sales volumes, partially offset by a 6% decrease in the average sales price per barrel. The increase in average daily sales volumes was due primarily to additional volumes attributable to the Benicia Acquisition and the other factors noted in the quarter-to-quarter discussion. The decrease in average sales prices was due mainly to the increase in gasoline inventories noted in the quarter-to-quarter discussion and lower prices for petrochemicals, partially offset by the effect of higher priced sales of CARB gasoline and other products in the California market in connection with the Benicia Acquisition.

         Operating income increased $449.6 million to $889.7 million during the first nine months of 2001 compared to the first nine months of 2000 due in part to the above-noted contribution from the Benicia Acquisition which resulted in an increase in operating income of approximately $121 million. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $458 million increase in total throughput margins (discussed below), partially offset by an approximate $98 million increase in operating costs (including a $66 million increase in cash operating costs and a $32 million increase in depreciation and amortization expense), and an approximate $31 million increase in selling and administrative expenses (including related depreciation expense). Cash operating costs and depreciation and amortization expense were higher due to the factors noted above in the quarter-to-quarter discussion. In addition, cash operating costs were higher due to an increase in employee salaries, benefits and variable compensation and increases in electricity and maintenance costs and ad valorem taxes. Selling and administrative expenses (including related depreciation expense) were higher primarily as a result of an increase in employee salaries, benefits, and variable compensation.

         Total throughput margins, excluding the effect of the Benicia Acquisition, increased due to (i) substantially higher feedstock discounts for sour crude oil, (ii) the effect of higher throughput volumes, and (iii) higher lube oil margins resulting mainly from improved market conditions. Partially offsetting these increases in total throughput margins were lower petrochemical margins and the effect of higher natural gas, hydrogen and methanol feedstock costs.

         Other income (expense), net, decreased $3.2 million, from income of $1.8 million during the first nine months of 2000 to expense of $1.4 million during the first nine months of 2001, due to reduced results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to higher natural gas feedstock costs and lower product prices resulting from a weak petrochemical market. Partially offsetting the reduced results from the Javelina plant was an increase in interest income earned on excess cash balances and lower costs related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

         Net interest and debt expense increased $6.1 million, or 11%, to $63.1 million in the first nine months of 2001 compared to the same period in 2000 due primarily to a full period of interest in 2001 on borrowings incurred to fund the Benicia Acquisition, including interest on the senior notes issued in June 2000, and interest recognized in connection with the capital leases associated with the El Paso acquisition which was effective June 1, 2001, partially offset by a decrease in bank borrowings resulting from Valero's strong earnings and cash flow.

         Distributions on preferred securities of subsidiary trust increased from $3.5 million in the first nine months of 2000 to $10.0 million in the first nine months of 2001 due to distributions on the PEPS Units issued in June 2000 in connection with funding the Benicia Acquisition.

         Income tax expense increased $167.5 million to $303.2 million during the first nine months of 2001 compared to the same period in 2000 due primarily to the significant increase in pre-tax income.

OUTLOOK

         The economy has continued to weaken over the second half of the year and the decline has accelerated after the events of September 11. As a result, the worldwide demand for crude oil has declined causing prices to decline from over $26.00 per barrel to around $21.00 per barrel. In the U.S., the demand for jet fuel has been affected the most and is down around 10 to 12 percent since the terrorist attacks. Jet fuel production has been subsequently reduced but offset by higher production of distillates and gasoline. U.S. gasoline demand is up slightly since the attacks as lower pump prices have offset the effects of the weaker economy; however, weaker worldwide demand increases the available barrels for imports into the U.S. Although the weakening economy has not to date had a significant effect on Valero's business, a continuation or worsening of these economic conditions could adversely affect Valero's results of operations going forward.

         Thus far in the fourth quarter of 2001, average Gulf Coast and East Coast gasoline margins are lower than third quarter margins due to a seasonal decline in margins resulting from the end of the summer driving season magnified by higher than normal inventories as refinery production and imports of gasoline and blendstocks have outpaced demand. Gasoline production typically increases in the fourth quarter due to the higher volumes of butane that can be blended due to the higher wintertime specifications for reid vapor pressure, which is higher in volatility. A weak worldwide demand for petrochemicals for most of 2001 has also increased gasoline production in the U.S. Margins in the fourth quarter are lower than fourth quarter 2000 levels due to an increase in inventories attributable to the higher production and imports. Average West Coast gasoline margins remained firm in October 2001 but have since declined in November to levels below both third quarter 2001 and fourth quarter 2000. Similar to Gulf Coast and East Coast gasoline margins, average premiums for RFG have declined thus far in the fourth quarter from third quarter levels and are lower than fourth quarter 2000 premiums. Average distillate margins thus far in the fourth quarter of 2001 are higher than third quarter margins due to increased demand but are significantly below the exceptionally strong margins experienced in the fourth quarter of 2000 due to a substantial increase in inventories. With regard to other products, average lube oil margins continue to remain strong and are in excess of both third quarter 2001 and fourth quarter 2000 levels due primarily to declining crude oil prices. Average Gulf Coast propylene margins have improved dramatically thus far in the fourth quarter of 2001, increasing from a negative margin of over $3 a barrel in the third quarter to a positive margin of over $6 a barrel due to lower crude oil prices and reduced inventories as production declined due to extremely depressed margins earlier in 2001. Fourth quarter 2001 margins are also higher than fourth quarter 2000 margins.

         Average discounts for sour crude oil for October deliveries increased from third quarter levels due to an increase in the availability of sour crude oil, including the effect of the resumption of Iraqi production during the third quarter, but have declined for November and December deliveries due to the decline in crude oil prices and stronger resid prices relative to crude, which narrowed the light to heavy differential. Sour crude oil discounts for November and December deliveries are somewhat below fourth quarter 2000 discounts. Although sweet crude oil continues to trade at a premium to WTI due to increasing demand for sweet crudes resulting from the implementation in 2000 of lower sulfur requirements in fuel, thus far in the fourth quarter of 2001, this premium is lower than fourth quarter 2000 levels due to the current decline in margins for light products and reduced crude runs by refiners. Valero expects to continue to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crudes and the demand for sweet crudes continue to increase in the future.

         Valero completed an upgrade of the lubricants crude unit and lubricants plant at the Paulsboro Refinery early in the fourth quarter of 2001 in conjunction with a scheduled turnaround. At the Corpus Christi refinery acquired from El Paso, a 25-day scheduled turnaround of the FCCU is currently being completed. No other turnarounds are currently scheduled during the remainder of the 2001 fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $329.9 million to $699.8 million during the first nine months of 2001 compared to the same period in 2000 due primarily to the significant increase in earnings discussed above under "Results of Operations." During the first nine months of 2001, $867.8 million of cash was generated from earnings, approximately $168.0 million of which was used for other operating activities, primarily working capital requirements. As detailed in Note 5 of Notes to Consolidated Financial Statements, the major increase in working capital resulted from an increase in receivables resulting from a $75 million decrease in the amount outstanding under the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable and from increased sales volumes, partially offset by a decrease in commodity prices from December 31, 2000 to September 30, 2001. Also, payables decreased primarily due to the decrease in commodity prices from December 31, 2000 to September 30, 2001, as well as the redelivery to the Strategic Petroleum Reserve of approximately one million barrels of crude oil in settlement of a time exchange of crude oil entered into in the fourth quarter of 2000. Partially offsetting these increased working capital requirements was an increase in federal income taxes payable due to the significant increase in earnings. During the first nine months of 2001, cash and temporary cash investments increased $76.6 million as cash provided by operating activities and issuances of common stock related to Valero's benefit plans exceeded amounts required to (i) fund capital expenditures, deferred turnaround and catalyst costs and the earn-out contingency payment to Salomon Inc discussed below, (ii) fund the acquisition of Huntway and inventories related to the acquisition of El Paso's Corpus Christi refinery and related product logistics business, (iii) reduce short-term bank borrowings, (iv) repurchase shares of Valero common stock, and (v) pay common stock dividends.

         Valero currently maintains an unsecured $835 million revolving bank credit and letter of credit facility which matures in November 2002 and is available for general corporate purposes including working capital needs and letters of credit. Borrowings under this facility bear interest at either LIBOR plus a margin, a base rate or a money market rate. Valero is also charged various fees and expenses in connection with this facility, including a facility fee and various letter of credit fees. The interest rate and fees under this credit facility are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facility includes certain restrictive covenants including a coverage ratio, a capitalization ratio, and a minimum net worth test. As of September 30, 2001, there were no outstanding borrowings under this committed facility, while letters of credit outstanding were approximately

$40 million. Valero also currently has certain uncommitted short-term bank credit facilities and various uncommitted bank letter of credit facilities. As of September 30, 2001, there were no outstanding borrowings under the short-term bank credit facilities, while letters of credit totaling approximately $110 million were outstanding under the uncommitted letter of credit facilities.

         See Note 2 of Notes to Consolidated Financial Statements for a detailed description of Valero's anticipated financing plans with respect to its proposed merger with UDS, including the establishment of a bridge loan facility and two new revolving bank credit facilities to finance the cash portion of the merger consideration, and the registration of common stock in connection with the issuance of shares to UDS shareholders for the stock portion of the merger consideration.

         During the first nine months of 2001, Valero reduced its exposure to increases in interest rates by refinancing its $18.5 million of taxable, variable-rate industrial revenue bonds with tax-exempt fixed-rate bonds that bear interest at 6.65%. See Note 6 of Notes to Consolidated Financial Statements.

         As of September 30, 2001, Valero's debt-to-capitalization ratio was 38.5%, which includes the effect of completing both the Huntway and El Paso acquisitions in the second quarter of 2001. Despite the inclusion of these transactions, Valero's debt-to-capitalization ratio at September 30, 2001 decreased from 39.9% at December 31, 2000. (Note: For purposes of these debt-to-capitalization ratio computations, 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units is deemed to be debt).

         In May 2001, Valero made a $35 million earn-out contingency payment to Salomon Inc in connection with Valero's 1997 acquisition of Basis Petroleum, Inc. In addition, Valero made an earn-out contingency payment to Mobil (now ExxonMobil) of $20 million in October 2001 in connection with Valero's 1998 acquisition of the Paulsboro Refinery. Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition which is depreciated over the remaining lives of the assets to which the additional cost is allocated.

         As discussed in Note 3 of Notes to Consolidated Financial Statements, effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company for a total cost of approximately $76 million. Also effective June 1, 2001, Valero purchased for approximately $109 million inventories related to the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business. These expenditures were funded by cash from operations.

         The following discussion of capital investments excludes (i) the earn-out contingency payments to Salomon and ExxonMobil described above, (ii) the acquisition cost of Huntway, and (iii) the acquisition cost of El Paso's Corpus Christi refinery and related product logistics business. During the first nine months of 2001, Valero expended approximately $344 million for capital investments, including capital expenditures of $229 million and deferred turnaround and catalyst costs of $115 million. Capital expenditures included approximately $23 million for environmental projects (excluding approximately $29 million of costs related to a flue gas scrubber at the Texas City Refinery which is being financed through a lease arrangement). These environmental projects include new equipment and improvements to existing equipment that prevent or reduce the likelihood of environmental contamination from future operations. For total year 2001, Valero currently expects to incur approximately $510 million for capital investments, including approximately $370 million for capital expenditures and approximately $140 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes approximately $35 million for environmental projects.

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

         In February 2000, the EPA's "Tier II" gasoline standard was published in final form under the Clean Air Act. The standard will ultimately require the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million. The regulation will be phased in beginning in 2004. In addition, the EPA finalized its Tier II distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 parts per million to 15 parts per million, beginning June 1, 2006. The new Tier II specifications for the reduction of sulfur in both gasoline and distillates are expected to cost the refining industry as much as $16 billion. Valero has determined that modifications will be required at each of its refineries as a result of the Tier II standards. Based on its latest estimates, Valero believes that the new Tier II gasoline and distillate specifications could require up to approximately $230 million and $140 million, respectively, in capital expenditures for Valero's refineries to comply, excluding the cost to install hydrogen production facilities. However, Valero also believes that these capital expenditure estimates could be reduced as a result of its multi-refinery purchasing leverage and potential improvements in technology.

         Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the third quarter and first nine months of 2001, Valero repurchased shares of its common stock under these programs at a cost of approximately $9 million and $45 million, respectively. Thus far in the fourth quarter of 2001 (through October 31), Valero has repurchased additional common shares under these programs at a cost of approximately $8 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 9 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued by the FASB which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements in the future. Except for FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Statement No. 143, "Accounting for Asset Retirement Obligations," for which the effect on Valero's consolidated financial statements has not yet been determined, and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the effect of which is discussed in Note 10 of Notes to Consolidated Financial Statements, the adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

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

         In the tables below detailing Valero's open derivative commodity instruments as of September 30, 2001, the total gain or (loss) on swaps is the net of the fixed price payor and receiver fair value amounts, while the total gain or (loss) on futures and options is (i) the excess of the fair value amount over the contract amount for fixed price payor positions, combined with (ii) the excess of the contract amount over the fair value amount for fixed price receiver positions. See Note 10 of Notes to Consolidated Financial Statements for a discussion of Valero's accounting policies related to its derivative commodity instrument transactions, including Valero's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

HEDGING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as fair value hedges and held to hedge refining inventories and unrecognized firm commitments, and (ii) used in economic hedging relationships and held to manage price volatility in refined product inventories, as of September 30, 2001 (which mature in 2001 and 2002) (dollars in thousands, except amounts per barrel, or bbl, or per million British thermal units, or MMBtus).



                                                       Mature in 2001                  Mature in 2002
                                                 ----------------------------    ----------------------------
                                                          Fixed Price                     Fixed Price
                                                 ----------------------------    ----------------------------
                                                     Payor         Receiver         Payor          Receiver
                                                 ------------    ------------    ------------    ------------
Futures:
    Volumes (Mbbls) .........................          15,798          24,033              53               1
    Weighted average price (per bbl) ........    $      25.08    $      24.94    $      31.08    $      33.26
    Contract amount .........................    $    396,251    $    599,271    $      1,647    $         33
    Fair value ..............................    $    384,471    $    593,178    $      1,482    $         29

    Volumes (BBtus) .........................              --             300              --             200
    Weighted average price (per MMBtu) ......              --    $       2.65              --    $       2.86
    Contract amount .........................              --    $        796              --    $        571
    Fair value ..............................              --    $        770              --    $        563

         The following table provides information about Valero's derivative commodity instruments (i) designated and qualifying as cash flow hedges and held to hedge forecasted feedstock purchases and product sales, and (ii) used in economic hedging relationships and held to manage price volatility in forecasted feedstock and refined product purchases, as of September 30, 2001 (which mature in 2001 and 2002) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                                Mature in 2001                Mature in 2002
                                                          --------------------------    --------------------------
                                                                 Fixed Price                   Fixed Price
                                                          --------------------------    --------------------------
                                                             Payor        Receiver         Payor         Receiver
                                                          -----------    -----------    -----------    -----------
Swaps:
    Notional volumes (Mbbls) .........................             75          3,800             --          3,300
    Weighted average pay price (per bbl) .............    $      2.00    $      3.48             --    $      3.49
    Weighted average receive price (per bbl) .........    $      3.37    $      3.91             --    $      4.10
    Fair value (gain) ................................    $       103    $     1,651             --    $     2,025

    Notional volumes (BBtus) .........................            460          1,075             --             --
    Weighted average pay price (per MMBtu) ...........    $      4.66    $      2.47             --             --
    Weighted average receive price (per MMBtu) .......    $      2.38    $      3.47             --             --
    Fair value (gain (loss)) .........................    $    (1,048)   $     1,081             --             --

Futures:
    Volumes (Mbbls) ..................................          5,219          1,454            710            600
    Weighted average price (per bbl) .................    $     27.74    $     28.69    $     26.10    $     29.71
    Contract amount ..................................    $   144,794    $    41,708    $    18,532    $    17,827
    Fair value .......................................    $   141,992    $    39,581    $    17,186    $    16,409



                                                                Mature in 2001                 Mature in 2002
                                                          ---------------------------    -------------------------
                                                                  Fixed Price                   Fixed Price
                                                          ---------------------------    -------------------------
                                                             Payor         Receiver         Payor         Receiver
                                                          -----------     -----------    -----------    -----------
Options:
    Volumes (Mbbls) ..................................             --           1,950             --             --
    Weighted average strike price (per bbl) ..........             --     $      4.52             --             --
    Contract amount ..................................             --     $     1,568             --             --
    Fair value .......................................             --     $        78             --             --

    Volumes (BBtus) ..................................          2,760              --             --             --
    Weighted average strike price (per MMBtu) ........    $      4.63              --             --             --
    Contract amount ..................................    $    (1,771)             --             --             --
    Fair value .......................................    $    (6,184)             --             --             --

         In addition to the above, as of September 30, 2001, Valero was the fixed price payor under certain swap contracts held to hedge forecasted purchases of refinery feedstocks and refined products that mature in 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of September 30, 2001, these swaps had a weighted average receive price of $23.18 per barrel and a net after-tax gain recorded in other comprehensive income of approximately $30 million.

TRADING ACTIVITIES

         The following table provides information about Valero's derivative commodity instruments held or issued for trading purposes as of September 30, 2001 (which mature in 2001 or 2002) (dollars in thousands, except amounts per barrel or per million British thermal units). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements.


                                                                 Mature in 2001                Mature in 2002
                                                          ---------------------------    -------------------------
                                                                  Fixed Price                    Fixed Price
                                                          ---------------------------    ---------------------------
                                                             Payor          Receiver        Payor          Receiver
                                                          -----------     -----------    -----------     -----------
Swaps:
    Notional volumes (Mbbls) .........................          2,600           4,219          1,725           3,150
    Weighted average pay price (per bbl) .............    $      3.67     $      8.26    $      4.55     $      2.65
    Weighted average receive price (per bbl) .........    $      3.02     $      8.72    $      4.20     $      2.89
    Fair value (gain (loss)) .........................    $    (1,683)    $     1,939    $      (592)    $       752

    Notional volumes (BBtus) .........................            460             460             --              --
    Weighted average pay price (per MMBtu) ...........    $      4.68     $      2.38             --              --
    Weighted average receive price (per MMBtu) .......    $      2.38     $      4.89             --              --
    Fair value (gain (loss)) .........................    $    (1,057)    $     1,154             --              --


                                                                 Mature in 2001                    Mature in 2002
                                                          -----------------------------    ----------------------------
                                                                   Fixed Price                      Fixed Price
                                                          -----------------------------    ----------------------------
                                                             Payor           Receiver         Payor           Receiver
                                                          ------------     ------------    ------------    ------------
Futures:
    Volumes (Mbbls) ..................................           5,444            4,325             958             950
    Weighted average price (per bbl) .................    $      25.82     $      26.16    $      26.59    $      27.21
    Contract amount ..................................    $    140,563     $    113,141    $     25,470    $     25,848
    Fair value .......................................    $    132,575     $    107,279    $     23,920    $     24,497

    Volumes (BBtus) ..................................           1,040            1,040              --              --
    Weighted average price (per MMBtu) ...............    $       5.12     $       5.31              --              --
    Contract amount ..................................    $      5,329     $      5,517              --              --
    Fair value .......................................    $      2,530     $      2,530              --              --

Options:
    Volumes (Mbbls) ..................................             450               --              --             150
    Weighted average strike price (per bbl) ..........    $       3.72               --              --    $       6.00
    Contract amount ..................................    $       (255)              --              --    $         96
    Fair value .......................................    $       (149)              --              --    $         --

INTEREST RATE RISK

         Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt and currently does not use derivative financial instruments to manage such risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Valero Energy Corporation, et al. v. M.W. Kellogg, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In 1986, Valero filed suit against M.W. Kellogg Company for damages arising from certain alleged design and construction defects in connection with a major construction project at Valero's Corpus Christi refinery. Ingersoll-Rand Company was added as a defendant in 1989. In 1991, the trial court granted summary judgment against Valero based in part on certain exculpatory provisions in various agreements connected with the project. Subsequent to the summary judgment, Kellogg and Ingersoll-Rand brought indemnity claims against Valero for attorneys' fees and expenses incurred in defending the original action. In 1996, the trial court rendered summary judgment against Kellogg and Ingersoll-Rand based on procedural grounds, and the court of appeals affirmed that ruling in 1997. However, in 1999, the Texas Supreme Court reversed the court of appeals and remanded Kellogg's and Ingersoll-Rand's claims for attorneys' fees and expenses to the trial court. The case went to trial in August 2000. During trial, the claims of Ingersoll-Rand were settled for an immaterial amount. The jury returned a verdict on Kellogg's claims that resulted in a judgment of $6.3 million. Valero had appealed the judgment, but the parties recently reached a settlement of the dispute on terms immaterial to Valero's consolidated financial statements.

         Texas City Terminal Railway Company d/b/a Port of Texas City v. Marathon Ashland Petroleum, LLC, et al., Civil Action No. G-00-239, United States District Court for the Southern District of Texas (Galveston Division). Valero had previously received notice of a complaint filed April 28, 2000 in federal court by Texas City Railway Company alleging that several companies, including Valero, were liable under various environmental laws and tort law theories for alleged contamination of the plaintiff's marine loading and tankering facilities. The parties recently reached a settlement of this dispute on terms immaterial to Valero's consolidated financial statements.

         La Susa, et al. v. Amerada Hess Corp., et al., Case No. 00-CIV-1898-[SAS], United States District Court for the Southern District of New York (formerly styled as Berisha, et al. v. Amerada Hess Corp., et al.) (most recently reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2000). On May 24, 2000, Valero was served with a complaint seeking to certify a class action that alleged that numerous gasoline suppliers, including Valero, contaminated groundwater in New York with MTBE. The Judicial Panel on Multidistrict Litigation, or MDL, consolidated this matter with certain other MTBE class-action lawsuits brought in New York federal courts. On August 20, 2001, the MDL judge dismissed the consolidated class-action complaints. Although these class-action complaints were dismissed, certain separate but related individual lawsuits are still pending, namely Berisha and O'Brien v. Amerada Hess Corporation, et al., Case No. MDL 1358, Master File C.A. No. 1:00-1898 [SAS], United States District Court for the Southern District of New York (most recently reported in Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the Company's stockholders was held September 27, 2001. Matters voted on at the meeting and the results thereof were (i) a proposal to adopt the Agreement and Plan of Merger, dated as of May 6, 2001, between Valero and Ultramar Diamond Shamrock Corporation, and the merger contemplated thereby (approved with 42,439,458 affirmative votes, 145,490 negative votes, and 164,618 abstentions); and (ii) a proposal to amend Valero's certificate of incorporation to increase the number of authorized shares of common stock from 150 million shares to 300 million shares (approved with 50,776,331 affirmative votes, 3,585,714 negative votes, and 96,730 abstentions).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K.

                  (i) On August 17, 2001, Valero filed an amendment to its Current Report on Form 8-K/A dated May 15, 2000 and filed with the SEC on June 1, 2000. The Form 8-K/A filed June 1, 2000 provided the financial statements and the pro forma financial information required under Item 7 of Form 8-K pertaining to Valero's acquisition of assets from Exxon Mobil Corporation. The amended report filed on August 17, 2001 amended the pro forma financial information included in the report filed June 1, 2000, and included the following financial statements and pro forma financial information.

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

                  (ii) On September 6, 2001, Valero filed a Current Report on Form 8-K dated September 4, 2001, reporting Item 5 (Other Events) to file a press release in connection with Valero's estimates for third quarter and full year 2001 earnings. Financial statements were not filed with this report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VALERO ENERGY CORPORATION
                                        (Registrant)


                               By:  /s/ John D. Gibbons
                                    -------------------------------------------
                                        John D. Gibbons
                                        Executive Vice President and Chief
                                            Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)


Date: November 13, 2001