Form 10-K405
period 2001-12-31
VALERO ENERGY CORP/TX
filed 2002-03-14
CIK 1035002

================================================================================


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                    Yes X       No
                                       ----       ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value on February 28, 2002, of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant, based on the average of the high and low prices quoted on the New York Stock Exchange for that date, was approximately $4.2 billion. As of February 28, 2002, 104,915,970 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Valero intends to file with the Securities and Exchange Commission in March 2002 a definitive Proxy Statement for Valero's Annual Meeting of Stockholders scheduled for May 9, 2002, at which directors of Valero will be elected. Portions of the 2002 Proxy Statement are incorporated by reference in
Part III of this Form 10-K and are deemed to be a part of this report.


================================================================================

                              CROSS-REFERENCE SHEET


The following table indicates the headings in the 2002 Proxy Statement where the information required in Part III of Form 10-K may be found.

FORM 10-K ITEM NO. AND CAPTION                              HEADING IN 2002 PROXY STATEMENT
------------------------------                              -------------------------------
10.   Directors and Executive Officers of the
         Registrant....................................     Proposal No. 1 - Election of Directors, and Information
                                                            Concerning Nominees and Other Directors and Section
                                                            16(a) Beneficial Ownership Reporting Compliance

11.   Executive Compensation...........................     Executive Compensation, Stock Option Grants and
                                                            Related Information, Report of the Compensation
                                                            Committee of the Board of Directors on Executive
                                                            Compensation, Retirement Benefits, Arrangements with
                                                            Certain Officers and Directors and Performance Graph

12.   Security Ownership of Certain Beneficial
         Owners and Management.........................     Beneficial Ownership of Valero Securities

13.   Certain Relationships and Related
         Transactions..................................     Transactions with Management and Others

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.

                                    CONTENTS

                                                                                                   PAGE
                                                                                                   ----
              Cross Reference Sheet............................................................      ii

PART I
Items 1. & 2. Business & Properties............................................................       4
                  Recent Developments .........................................................       5
                  Valero's Operations .........................................................       7
                  Selected Operating Results ..................................................      15
                  Competition .................................................................      15
                  Environmental Matters .......................................................      16
                  Employees ...................................................................      18
                  Properties ..................................................................      18
                  Executive Officers of the Registrant ........................................      19
Item 3.       Legal Proceedings................................................................      20
Item 4.       Submission of Matters to a Vote of Security Holders..............................      23

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters............      23
Item 6.       Selected Financial Data..........................................................      24
Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................      25
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................      50
Item 8.       Financial Statements.............................................................      56
Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.....................................................     118
PART III
Items 10.-13. Incorporated by Reference from Valero's Proxy Statement for its 2002 Annual
                  Meeting of Stockholders......................................................     118

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     118

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions.

Some important factors (but not necessarily all factors) that could affect Valero's sales, growth, profitability and operating results, or that otherwise could cause actual results to differ materially from those forecasted by Valero are discussed in (a) Part I of this report under the headings "Competition" and "Environmental Matters," (b) Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Forward-Looking Statements," and (c) Valero's other filings with the Securities and Exchange Commission. Valero does not intend to update these statements unless the securities laws require Valero to do so, and Valero does not undertake to release publicly the result of any revisions to any forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEMS 1. & 2.  BUSINESS & PROPERTIES

Valero Energy Corporation(1) is a Fortune 100 company based in San Antonio, Texas with over 22,000 employees and total assets of almost $15 billion. Its common stock trades on the New York Stock Exchange under the symbol "VLO." Valero's principal executive offices are located at One Valero Place, San Antonio, Texas, 78212 and its telephone number is (210) 370-2000.

One of the top three U.S. refining companies in terms of refining capacity, Valero owns and operates 11 refineries in the United States and one refinery in Canada with a combined throughput capacity of about 1.9 million barrels per day
(BPD). Valero's refining network stretches from eastern Canada to the U.S. Gulf Coast and West Coast. Valero produces premium, environmentally clean products, such as reformulated gasoline (RFG), gasoline meeting the specifications of the California Air Resources Board (CARB), CARB diesel fuel, low-sulfur diesel fuel and


---------------------
(1) Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company as a wholly owned subsidiary of a corporation then known as Valero Energy Corporation, and referred to in this report as Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders by distributing to them all of the common stock of Valero. Immediately after this distribution, Old Valero, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation. The distribution of Valero to Old Valero's stockholders and the merger of Old Valero with the subsidiary of PG&E Corporation are collectively referred to as the "Restructuring." Upon completion of the Restructuring, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation and its common stock was listed for trading on the New York Stock Exchange under the symbol "VLO."

oxygenates.(2) Valero also produces a substantial slate of conventional gasoline, distillates, jet fuel, asphalt and petrochemicals.

Valero is also a leading marketer of refined products. Valero markets branded and unbranded refined products on a wholesale basis in 40 U.S. states and Canada through an extensive bulk and rack marketing network. Valero also markets refined products and convenience store merchandise through a network of retail sites in the United States and Canada bearing the Diamond Shamrock(R), Ultramar(R), Valero(R), Beacon(R) and Total(R) brand names.

Valero also has a logistics system that complements Valero's refining and marketing assets in the U.S. Gulf Coast and Mid-Continent regions. Valero owns about 73 percent of Valero L.P., a master limited partnership that owns and operates crude oil pipelines, refined product pipelines and refined product terminals in Texas, Oklahoma, New Mexico and Colorado. Units of Valero L.P. are listed on the New York Stock Exchange under the symbol "VLI."

When used in this report, the term "Valero" may refer, depending upon the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

                               RECENT DEVELOPMENTS

ACQUISITION OF ULTRAMAR DIAMOND SHAMROCK CORPORATION. Effective December 31, 2001, Valero completed the merger of Ultramar Diamond Shamrock Corporation (UDS) into Valero Energy Corporation, with Valero Energy Corporation as the surviving corporation. This transaction is referred to in this report as the UDS Acquisition. Under the terms of the merger agreement dated May 6, 2001, each outstanding share of UDS common stock, other than treasury shares (which were cancelled) and shares in employee benefit plans (which were converted directly into Valero common stock), was converted into the right to receive, at the shareholder's election but subject to proration, either (i) cash, (ii) a number of shares of Valero common stock, or (iii) a combination of cash and Valero stock, in each case having a value equal to the sum of $27.50 and .614 shares of Valero common stock (valued at the average closing Valero common stock price over a ten trading-day period ending three days prior to the merger). Merger consideration paid by Valero to UDS shareholders included approximately $2.1 billion in cash and approximately 45.9 million shares of Valero common stock (based on an average Valero stock price of $35.78 during the measurement period).

UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries, including two in Texas, two in California and one each in Oklahoma, Colorado and Quebec, Canada, with a combined throughput capacity of approximately 850,000 BPD. UDS marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores in the United States and eastern Canada under the brand names Diamond Shamrock(R), Beacon(R), Ultramar(R) and Total(R). UDS's Northeast operations also included a retail home heating oil business.


---------------------
(2) "Oxygenates" are liquid hydrocarbon compounds containing oxygen. Gasoline that contains oxygenates usually has lower carbon monoxide emissions than conventional gasoline. MTBE (methyl tertiary butyl ether) is an oxygen-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines.

As a condition to approval of the UDS Acquisition, the U.S. Federal Trade Commission (FTC) is requiring Valero to sell UDS's 168,000 BPD Golden Eagle Refinery located in the San Francisco Bay Area, its related wholesale marketing business, and 70 associated Beacon- and Ultramar-branded retail sites in Northern California. In February 2002, Valero entered into an agreement to sell these assets, together with related inventories, to Tesoro Refining and Marketing Company (Tesoro) for $1.125 billion, subject to closing adjustments. The sale is expected to close in April 2002, subject to regulatory approval. The FTC has approved a trustee to manage the operations of these assets pending their sale to Tesoro. See Notes 2, 3 and 27 of Notes to Consolidated Financial Statements.

ACQUISITION OF HUNTWAY REFINING COMPANY. Effective June 1, 2001, Valero completed its acquisition of Huntway Refining Company. Huntway owned and operated two California refineries at Benicia and Wilmington that produce asphalt for use in road construction and repair, primarily in California and Nevada. The facilities also produce smaller amounts of gas oil, naphtha and kerosene. These facilities have been substantially integrated into Valero's refinery systems at Benicia and Wilmington. The purchase price, net of cash acquired, was approximately $76 million and included payment to Huntway's common stockholders of $1.90 per share and amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

ACQUISITION OF EL PASO REFINERY AND RELATED PRODUCT LOGISTICS BUSINESS. Effective June 1, 2001, Valero completed its acquisition of El Paso Corporation's 115,000 BPD Corpus Christi, Texas refinery and related product logistics business through capital lease agreements that have a term of 20 years and require annual lease payments of $18.5 million for the first two years and increased amounts thereafter. The agreements also give Valero an option to purchase the facilities for approximately $294 million at the end of the second year of the lease and for increasing amounts in each succeeding year through the end of the lease term. As part of the acquisition, Valero also purchased inventories for approximately $109 million. The refinery, which is located near Valero's existing Corpus Christi Refinery, is a complex refinery that processes heavy, high-sulfur crude oil into conventional gasoline, diesel, jet fuel and other light products and petrochemicals. The product logistics facilities consist of three intrastate common carrier pipelines and related terminal facilities that enable refined products to be shipped from Corpus Christi to markets in Houston, San Antonio, Victoria, and the Rio Grande Valley.

                               VALERO'S OPERATIONS

Valero's primary reportable business segments are refining and retail. Valero's refining segment includes refinery, wholesale marketing, product supply and distribution, and transportation operations. The refining segment is segregated geographically into the Gulf Coast, Mid-Continent, West Coast and Northeast regions. Valero's retail segment includes company-operated convenience stores, Canadian dealers/jobbers, truckstop facilities, cardlock and home heating oil operations. The retail segment is also segregated geographically. Valero's retail operations in the northeastern United States and eastern Canada are referred to as the Northeast System, and Valero's remaining retail operations in the United States are referred to as the US System. See Note 20 of Notes to Consolidated Financial Statements for additional segment information.

REFINING

Valero's refining operations include 12 refineries with a combined total throughput capacity of approximately 1.9 million BPD. The following table lists the location of each of Valero's refineries and its respective feedstock throughput capacity. The table excludes the Golden Eagle Refinery, which is being sold.

                                                                         THROUGHPUT CAPACITY(a)
                         REFINERY                  LOCATION                (BARRELS PER DAY)
                         --------                  --------             -----------------------
                  GULF COAST:
                         Corpus Christi              Texas                       340,000
                         Texas City                  Texas                       240,000
                         Houston                     Texas                       135,000
                         Three Rivers                Texas                        98,000
                         Krotz Springs             Louisiana                      85,000
                                                                               ---------
                                                                                 898,000
                                                                               ---------
                  WEST COAST:
                         Benicia                  California                     180,000
                         Wilmington               California                     140,000
                                                                               ---------
                                                                                 320,000
                                                                               ---------
                  MID-CONTINENT:
                         McKee                       Texas                       170,000
                         Ardmore                   Oklahoma                       85,000
                         Denver                    Colorado                       27,000
                                                                               ---------
                                                                                 282,000
                                                                               ---------
                  NORTHEAST:
                         Quebec                 Quebec, Canada                   205,000
                         Paulsboro                New Jersey                     195,000
                                                                               ---------
                                                                                 400,000
                                                                               ---------
                  TOTAL                                                        1,900,000
                                                                               =========

                  (a) Throughput capacity includes crude oil, intermediates and other feedstocks. Total crude oil capacity is approximately 1,526,000 BPD.

Gasolines represent approximately 52 percent of Valero's refined product slate, and distillates - such as home heating oil, diesel and jet fuel - represent approximately 30 percent; asphalt, lubricants, petrochemicals and other heavy products comprise the remaining 18 percent. Of the gasoline that Valero produces, about 45 percent is produced as reformulated gasoline and CARB gasoline, which sell at a premium over conventional grades of gasoline. Over 75 percent of Valero's distillate slate is CARB diesel, low-sulfur diesel and jet fuel, which sell for a premium over high-sulfur heating oil.

     GULF COAST

Valero's Gulf Coast refining region includes the Corpus Christi Refinery, the Texas City Refinery, the Houston Refinery, the Three Rivers Refinery and the Krotz Springs Refinery. The following table shows representative percentages of the principal feedstock charges and product yields for the five refineries in this region for 2002.

               Combined Gulf Coast Region Feedstocks and Products
                               Projected for 2002
                               ------------------

           Feedstocks:                                                    Percentage
                                                                          ----------
                           sour crude                                         54%
                           sweet crude                                        22%
                           residual fuel oil                                   9%
                           other feedstocks and blendstocks                   15%
           Products:
                           gasoline & blendstocks                             50%
                           distillates                                        30%
                           petrochemicals                                      5%
                           lubes and asphalts                                  2%
                           other products                                     13%

CORPUS CHRISTI REFINERY. The Corpus Christi Refinery is located along the Corpus Christi Ship Channel on the Texas Gulf Coast. The refinery is composed of two plants, Valero's flagship West Plant and the recently acquired East Plant. The West Plant is a highly complex refinery that specializes in processing primarily lower-cost sour crude oil and residual fuel oil (resid) into premium products such as RFG and CARB gasoline. Valero has substantially integrated the operations of the West Plant and the East Plant allowing for the transfer of various feedstocks and blending components between the plants and the sharing of resources. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Corpus Christi Ship Channel. In addition, the refinery has an eight-bay truck rack for servicing local markets and uses the Colonial, Explorer and other major pipelines - including its own pipelines - for distribution of its products.

TEXAS CITY REFINERY. The Texas City Refinery is located approximately 40 miles southeast of Houston on the Texas City Ship Channel. As a result of improvements Valero made to this refinery since its acquisition in 1997, the Texas City Refinery processes primarily lower-cost sour crudes into a wide slate of products. A 45,000 BPD delayed coking unit and related facilities are being constructed at the refinery which are expected to be operational in early 2004. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Texas City Ship Channel and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

HOUSTON REFINERY. The Houston Refinery is located on the Houston Ship Channel. The refinery typically receives its feedstocks via tanker at deep-water docking facilities along the Houston Ship Channel. The refinery primarily delivers its products through major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

THREE RIVERS REFINERY. The Three Rivers Refinery is located in South Texas near Corpus Christi. The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from domestic sources through third-party pipelines. The Three Rivers Refinery and the Corpus Christi Refinery are connected by a 70-mile pipeline that can deliver 120,000 BPD of crude oil. Valero distributes refined products produced at this refinery primarily through pipelines owned by Valero L.P.

KROTZ SPRINGS REFINERY. The Krotz Springs Refinery is located approximately halfway between Baton Rouge and Lafayette, Louisiana on the Atchafalaya River. The refinery's location provides access to upriver markets on the Mississippi River, and its docking facilities along the Atchafalaya River are sufficiently deep to allow barge access. The facility also uses the Colonial pipeline to transport products to markets in the Southeast and Northeast.

     WEST COAST

Valero's West Coast refining region includes the Benicia Refinery and the Wilmington Refinery. The following table shows representative percentages of the principal feedstock charges and product yields for the two refineries in this region for 2002.

               Combined West Coast Region Feedstocks and Products
                               Projected for 2002
                               ------------------

          Feedstocks:                                                     Percentage
                                                                          ----------
                           sour crude                                         77%
                           sweet crude                                         0%
                           residual fuel oil                                   0%
                           other feedstocks and blendstocks                   23%
          Products:
                           gasoline & blendstocks                             64%
                           distillates                                        23%
                           petrochemicals                                      0%
                           lubes and asphalts                                  2%
                           other products                                     11%

BENICIA REFINERY. The Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It is a highly complex refinery that processes sour crude oils into a high percentage of premium products, primarily CARB gasoline. The refinery can receive crude supplies via a deep-water dock that can berth large crude carriers and a 20-inch crude pipeline connected to a southern California crude delivery system. Most of the refinery's products are distributed via the Kinder Morgan pipeline in California.

WILMINGTON REFINERY. The Wilmington Refinery is located near Los Angeles, California. The refinery processes a blend of lower-cost heavy and high-sulfur crude oils. The refinery can produce all of its gasoline as CARB gasoline. The refinery is connected by pipeline to marine terminals and associated dock facilities that can move and store crude oil and other feedstocks. Refined products are distributed via a third-party pipeline and terminals in southern California, Nevada and Arizona.

     MID-CONTINENT

Valero's Mid-Continent refining region includes the McKee Refinery, the Ardmore Refinery and the Denver Refinery. The following table shows representative percentages of the principal feedstock charges and product yields for the three refineries in this region for 2002.

              Combined Mid-Continent Region Feedstocks and Products
                               Projected for 2002
                               ------------------

           Feedstocks:                                                    Percentage
                                                                          ----------
                           sour crude                                         20%
                           sweet crude                                        75%
                           residual fuel oil                                   0%
                           other feedstocks and blendstocks                    5%
           Products:
                           gasoline & blendstocks                             56%
                           distillates                                        29%
                           petrochemicals                                      3%
                           lubes and asphalts                                  7%
                           other products                                      5%

MCKEE REFINERY. The McKee Refinery is located in the Texas panhandle. The McKee Refinery has access to crude oil from Texas, Oklahoma, Kansas and Colorado through crude oil pipelines owned or leased by Valero and through third-party pipelines. The refinery also has access at Wichita Falls, Texas to third-party pipelines that transport crude oil from the Texas Gulf Coast and West Texas oil fields to the Mid-Continent region. The refinery distributes its products via pipeline to markets in North Texas, New Mexico, Arizona, Colorado and Oklahoma.

ARDMORE REFINERY. The Ardmore Refinery is located in Ardmore, Oklahoma, approximately 90 miles from Oklahoma City. Crude oil is delivered to the refinery through Valero's crude oil gathering and trunkline systems, third-party pipelines and trucking operations. Refined products are transported via pipelines, rail cars and trucks.

DENVER REFINERY. The Denver Refinery is located outside Denver, Colorado. Crude oil for the refinery is supplied by a third-party pipeline and by truck. The refinery benefits from a refined product pipeline that runs to and from the McKee Refinery, which enhances flexibility in operations at both refineries.

     NORTHEAST

Valero's Northeast refining region includes the Quebec Refinery in Quebec, Canada and the Paulsboro Refinery in New Jersey. The following table shows representative percentages of the principal feedstock charges and product yields for the two refineries in this region for 2002.

                Combined Northeast Region Feedstocks and Products
                               Projected for 2002
                               ------------------

           Feedstocks:                                                      Percentage
                                                                            ----------
                           sour crude                                          66%
                           sweet crude                                         27%
                           residual fuel oil                                    0%
                           other feedstocks and blendstocks                     7%
           Products:
                           gasoline & blendstocks                              41%
                           distillates                                         40%
                           petrochemicals                                       3%
                           lubes and asphalts                                   6%
                           other products                                      10%

QUEBEC REFINERY. Valero's Quebec Refinery is located in Quebec, Canada on the St. Lawrence River. The refinery receives crude oil by ship at its deep-water dock on the St. Lawrence River and can receive year-round shipments of crude oil from large crude oil tankers. Valero charters large crude oil tankers that can navigate the St. Lawrence River year-round. The refinery's production is transported primarily by unit trains to markets in Montreal and New Brunswick, and by tankers and trucks to markets in Canada's Atlantic provinces.

PAULSBORO REFINERY. The Paulsboro Refinery is located in Paulsboro, New Jersey approximately 15 miles south of Philadelphia on the Delaware River. The refinery processes primarily sour crudes into a wide slate of products including gasoline, distillates, a variety of lube oil basestocks, asphalt and fuel oil. Feedstocks and refined products are typically transported by tanker and barge via refinery-owned dock facilities along the Delaware River, ExxonMobil's product distribution system, an onsite truck rack and the Colonial pipeline, which allows products to be sold into the New York Harbor market.

     WHOLESALE MARKETING

Valero is a leading wholesale marketer of branded and unbranded refined products. Valero markets on a wholesale basis in 40 U.S. states and Canada primarily through an extensive bulk and rack marketing network. Valero markets branded refined products under the Diamond Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R) brand names.

Valero's bulk gasoline and distillate sales are made to various oil companies and gasoline distributors and are transported by pipeline, barges and tankers. The principal purchasers of Valero's transportation fuels from terminal truck racks are wholesalers, distributors, retailers and end users (such as railroads, airlines and utilities) throughout the United States. Most of Valero's refineries have access to deep-water transportation facilities, and all interconnect with common-carrier pipeline systems allowing Valero to sell products in most major geographic regions of the United States and eastern Canada.

Valero also enters into refined product exchange and purchase agreements. These agreements enable Valero to minimize transportation costs, optimize refinery utilization, balance refined product availability, broaden geographic distribution and sell to markets not connected to Valero's refined product pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at Valero's and third parties' terminals in exchange for delivery of a similar amount of refined products to Valero by these unaffiliated companies at specified locations. Purchase agreements involve Valero's purchase of refined products from third parties with delivery occurring at specified locations. Most of these agreements are long-standing arrangements. However, they generally can be terminated with 30 to 90 days notice. Valero does not anticipate an interruption in its ability to exchange or purchase refined products in the near future.

Valero also sells a variety of other products produced at its refineries including asphalt, lube base oils and commodity petrochemicals. These products are transported via pipelines, barges, trucks and railcars. Valero produces and markets approximately 57,000 BPD of asphalt to customers in the paving and roofing industries. Valero is the second largest producer of asphalt in the United States. Valero produces asphalt at eight refineries and markets asphalt in 20 states from coast to coast through 11 company-owned or leased terminal facilities.

Paraffinic lube base oils are produced at Valero's Paulsboro Refinery and are sold to a variety of customers, including ExxonMobil under a long-term agreement. ExxonMobil purchases approximately 50% of the refinery's production with the balance sold to independent motor oil and industrial lubricant customers.

Valero produces and markets a variety of commodity petrochemicals including aromatic solvents (benzene, toluene, and xylene), refinery- and chemical-grade propylene and anhydrous ammonia. Aromatic solvents and propylene are sold to customers for further processing in the chemical industry for such products as paints, plastics and adhesives. Ammonia, produced at Valero's McKee Refinery, is sold to customers in the agriculture industry as fertilizer.

Approximately 10.6 percent of Valero's consolidated operating revenues for the year ended December 31, 2001 were derived from ExxonMobil. Other than sales to ExxonMobil, no single purchaser of Valero's products accounted for more than 10 percent of Valero's total operating revenues for 2001.

     FEEDSTOCK SUPPLY

Valero processes a wide slate of feedstocks including sour crude oils, intermediates and resid, which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. Sour crude oils represent approximately 50 percent of Valero's present feedstock slate, sweet crudes represent about 30 percent, and the remaining 20 percent is composed of intermediates, resid and blendstocks.

Approximately 1,160,000 BPD, or 76 percent, of Valero's crude feedstock requirements are purchased through term contracts. The remainder of Valero's feedstock requirements are generally purchased on the spot market. The term agreements include contracts to purchase feedstocks from various foreign national oil companies (including feedstocks originating in Saudi Arabia, Mexico, Iraq, Venezuela and Africa) and domestic integrated oil companies at market-related prices. Valero also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of its delivery date and in maintaining Valero's inventories.

Valero's U.S. network of crude oil pipelines and terminals allows Valero to acquire crude oil from producing leases, domestic crude oil trading centers and ships delivering cargoes of foreign and domestic crude oil. The network also allows Valero to transport crude supplies to many of its U.S. refineries at a competitive cost (compared to facilities that lack proprietary supply networks). Valero's Quebec Refinery relies on foreign crude oil that is delivered to its St. Lawrence River dock facility by ship.

Valero's cost to acquire feedstocks, and the price for which Valero ultimately can sell refined products, depend on a number of factors beyond Valero's control, including regional and global supply and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, competitive fuels, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.

VALERO L.P.

Valero also has a logistics system that complements the company's refining and marketing business in the U.S. Gulf Coast and Mid-Continent regions. Valero owns approximately 73 percent of Valero L.P., a master limited partnership that owns approximately 782 miles of crude oil pipelines, 2,845 miles of refined product pipelines and 11 refined product terminals. Valero assumed its ownership interest in Valero L.P. (formerly known as "Shamrock Logistics, L.P.") upon completion of the UDS Acquisition. Valero L.P.'s revenues for the year ended December 31, 2001, were approximately $98.8 million.

Valero L.P. transports the majority of all refined products from Valero's McKee, Three Rivers and Ardmore refineries to markets in the Mid-Continent, Southwest and Mexico border regions of the United States. In addition, Valero L.P.'s pipelines supply these three refineries with crude oil feedstocks and provide access to Texas, Gulf Coast and foreign crude oil sources.

RETAIL

Valero is one of the largest independent retailers of refined products in the central and southwest United States, with strong brand identification in a 12-state retail area, including Texas, California, Colorado, Oklahoma, and in eastern Canada. Valero's US System sells gasoline and diesel fuel under the brand names Diamond Shamrock(R), Valero(R), Beacon(R), Ultramar(R) and Total(R). Valero has approximately 1,430 company-operated and five dealer-operated convenience stores in its US System. Of the company-operated stores, about 770 are owned and 660 are leased. Company-operated stores are operated under a variety of brand names including Corner Store(R), Ultramart(R) and Stop N Go(R). For the year ended December 31, 2001, the total sales of refined products of UDS and Valero through the US System's retail sites averaged approximately 164,000 BPD.

The company-operated convenience stores sell, in addition to gasoline and diesel fuels, a wide variety of immediately consumable products such as snacks, candy, beer, fast foods, cigarettes, fountain drinks and other beverages. Valero has an ongoing program to modernize and upgrade the convenience stores it operates. These efforts are focused primarily on improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, and interior store upgrades.

Valero's competitive retail position is supported by its proprietary credit card program, which had approximately 691,000 active accounts as of December 31, 2001. Valero uses electronic point-of-sale (POS) credit card processing at substantially all of its company- and dealer-operated stores. POS processing reduces transaction time at the sales counter and lowers Valero's credit card program costs.

In eastern Canada, Valero is a major supplier of refined products serving Quebec, Ontario and the Atlantic provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. For the year ended December 31, 2001, total retail sales of refined products through the Northeast System averaged approximately 72,800 BPD. Gasoline and diesel fuel are sold under the Ultramar(R) brand through a network of 1,134 stores throughout eastern Canada. As of December 31, 2001, UDS owned (or controlled under long-term leases) 529 stores and distributed gasoline to about 605 dealers and independent jobbers. In addition, the Northeast System operates 86 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day.

The Northeast System operations also include one of the largest home heating oil businesses in North America. In 2001, UDS sold home heating oil under the Ultramar(R) brand to approximately 250,000 households in eastern Canada and the northeastern United States.

                           SELECTED OPERATING RESULTS

The following tables set forth certain consolidated operating results for the last three fiscal years (volumes are stated in thousand barrels per day or MBPD). These results exclude amounts related to the operations of UDS, which Valero acquired on December 31, 2001. Amounts for 2001 include the results of operations of Huntway Refining Company and the operations of the Corpus Christi East Plant beginning on June 1, 2001. Amounts for 2000 include the results of operations related to the Benicia Refinery and related distribution assets beginning May 16, 2000, and the operations related to the California retail service stations beginning June 16, 2000. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes. Aggregate refinery charges and yields for each feedstock and product are expressed as percentages of total charge and yield volumes, respectively.

                                                                           Year Ended December 31,
                                                                 ---------------------------------------
                                                                  2001             2000             1999
                                                                  ----             ----             ----
         Refinery Throughput Volumes..........................    1,001              857              712
         Sales Volumes........................................    1,355            1,142            1,033
         Average Throughput Margin per Barrel.................    $6.16            $5.08            $2.90
         Average Operating Costs per Barrel:
              Cash (Fixed and Variable).......................    $2.31            $2.18            $1.83
              Depreciation and Amortization...................      .61              .52              .52
                                                                  -----            -----            -----
                   Total Operating Costs per Barrel...........    $2.92            $2.70            $2.35
                                                                  =====            =====            =====

         Charges:
              Crude Oils:
                  Sour........................................       62%              55%              48%
                  Sweet.......................................       11               16               21
                                                                  -----            -----            -----
                     Total Crude Oils.........................       73               71               69
              Residual Fuel Oil...............................        8                7                9
              Other Feedstocks and Blendstocks................       19               22               22
                                                                  -----            -----            -----
                  Total Charges...............................      100%             100%             100%
                                                                  =====            =====            =====

         Yields:
              Gasolines and Blendstocks.......................       53%              53%              51%
              Distillates.....................................       27               28               29
              Petrochemicals..................................        3                3                5
              Lubes and Asphalts..............................        4                3                3
              Other Products..................................       13               13               12
                                                                  -----            -----            -----
                  Total Yields................................      100%             100%             100%
                                                                  =====            =====            =====

For additional information regarding Valero's operating results for the three years ended December 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   COMPETITION

The refining and marketing industry continues to be highly competitive. Valero's competitors include well-capitalized and fully integrated major oil companies and other independent refining and marketing entities that operate in all of Valero's market areas. Many of Valero's competitors are fully integrated companies engaged on a national or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Valero's. Such competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of such segments. All of Valero's crude oil and feedstock supplies are purchased from third-party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

Financial returns in the refining and marketing industry depend largely on refining margins and retail fuel margins, both of which fluctuate significantly. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately reflected in product prices. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. The retail sector has become increasingly competitive. Valero faces fierce competition from the fully integrated major oil companies that have increased their efforts to capture retail market share in recent years. Valero also competes with large grocery stores and other general merchandisers (the so-called "hypermarts") that often sell gasoline at aggressively competitive prices in order to attract customers to their sites. Some specific factors that may affect Valero's margins are listed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Most of Valero's refineries and supply and distribution networks are strategically located in the markets Valero serves. For example, in Quebec, Canada and in the adjacent Atlantic provinces, Valero is the largest independent retailer of gasoline. The industry tends to be seasonal with increased demand for gasoline during the summer driving season and, in the northeast regions, increased demand for home heating oil during the winter months.

                              ENVIRONMENTAL MATTERS

The principal environmental risks associated with Valero's operations are emissions into the air and releases into soil or groundwater. Valero's operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and compositions of gasoline and diesel fuels. Valero's operations are subject to environmental regulation by several federal, state and local authorities. The significant federal laws applicable to Valero's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA).

In February 2000, the U.S. Environmental Protection Agency (EPA) published its "Tier II" gasoline standard pursuant to the Clean Air Act. The standard requires the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million; the regulation will be phased in between 2004 and 2006. In addition, the EPA's Tier II distillate standard requires the sulfur content of diesel fuel sold to highway consumers to be reduced from 500 parts per million to 15 parts per million, beginning in 2006. (The American Petroleum Institute is challenging the EPA's distillate standard in federal court.) Modifications will be required at each of Valero's refineries as a result of the Tier II standards. Valero believes that capital expenditures, not including costs for hydrogen facilities, of approximately $550 million will be required for its refineries to meet the Tier II standards. (Valero expects to refine this estimate throughout the phase-in of the Tier II standards.) Valero began implementing the modifications in 2002 and expects modifications to be complete in time for compliance with the effective dates of the gasoline and distillate standards.

In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request and has provided additional clarification requested by the EPA. After Valero received its Section 114 information request,

Valero acquired the Benicia Refinery and the Golden Eagle Refinery, which were subject to Section 114 information requests received by the prior owners of these refineries. Valero has not been named in any proceeding. However, based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with its potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties and expenses will be immaterial to its financial position. Valero believes that any potential settlement with the EPA in this matter will require various capital improvements, which could be material in the aggregate, or changes in operating parameters or both at some or all of its refineries.

The presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE has contaminated drinking water supplies and thus poses a possible health risk. As a result of heightened public concern, California passed initiatives to ban the use of MTBE as a gasoline component in California by the end of 2002. The California Air Resources Board's specifications for CARB Phase III gasoline are expected to become effective at the end of 2002. Valero estimates that the cost for permitting and modification of its California refineries to comply with CARB Phase III specifications and eliminate MTBE as a gasoline component is approximately $50 million. Valero, like other producers of MTBE, is subject to litigation or proceedings involving the manufacture or use of MTBE. See "Item 3. Legal Proceedings - Environmental Proceedings" below. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major non-California MTBE-producing facilities could be modified to produce iso-octane for a capital investment of approximately $35 million.

The Houston/Galveston State Implementation Plan (SIP) was approved by the EPA in October 2001. The SIP requires the Houston/Galveston area to reduce NOx emissions by 75 percent from both stationary and mobile sources. The SIP will require the area to demonstrate compliance with the Clean Air Act's ozone standard by 2007. Valero's Texas City and Houston refineries are included within the region affected by the SIP. To achieve compliance, Valero is required to install advanced emission control technology at its Texas City and Houston refineries by 2007, at a cost estimated by Valero to be approximately $50 million.

In 2001, Valero's capital expenditures attributable to compliance with environmental regulations were approximately $34 million, and are currently estimated to be $165 million for 2002 and $450 million for 2003. These estimates for 2002 and 2003 do not include expenditures for the installation of a flue gas scrubber at the Texas City Refinery (funded through a structured lease arrangement), or any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

Governmental regulations are complex, are subject to different interpretations and are becoming increasingly more stringent. Therefore, future action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, because certain air emissions at Valero's refineries have been grandfathered under particular environmental laws, any major upgrades at any of its refineries could require potentially material additional expenditures to comply with environmental laws and regulations.

                                    EMPLOYEES

As of January 31, 2002, Valero had 22,452 employees, including salaried and hourly employees, of which 19,012 were employed in the United States and 3,440 were employed in Canada.

                                   PROPERTIES

Valero's principal properties are described above under the caption "Valero's Operations." In addition, Valero owns feedstock and refined product storage facilities in various locations. Valero believes that its properties and facilities are generally adequate for its operations and that its facilities are maintained in a good state of repair. Valero is the lessee under a number of cancelable and non-cancelable leases for certain properties, including the Corpus Christi Refinery East Plant and related product logistics business which were acquired under capital lease agreements, the Benicia Refinery dock facility, office facilities, retail facilities, transportation equipment and various assets used to store, transport and produce refinery feedstocks and/or refined products. See Note 23 of Notes to Consolidated Financial Statements.

Valero's patents relating to its refining operations are not material to Valero as a whole. The trademarks and tradenames under which Valero conducts its retail and branded wholesale business - specifically Diamond Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R), Exxon(R), Corner Store(R), Ultramart(R), Stop N Go(R) and ValPar(TM) - and other trademarks employed in the marketing of petroleum products are important to Valero's operations.

Valero currently has about 220 company-operated convenience stores and supplies about 600 distributor-owned sites under a brand license agreement with TotalFinaElf for use of the Total(R) brand name. The Total-branded sites are located in Arkansas, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, South Dakota and Texas. Per the license agreement with TotalFinaElf, Valero's rights to use the Total(R) brand will expire in Colorado in 2002, and in other states in subsequent years through 2007. Valero believes that it can successfully convert, when necessary, from the Total(R) brand to another of Valero's proprietary brands without adversely impacting Valero's operations.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME              AGE    POSITIONS HELD WITH VALERO                                          OFFICER SINCE
             ----              ---    --------------------------                                          -------------
      WILLIAM E. GREEHEY       65     Chairman of the Board, Chief Executive Officer and President            1979
      KEITH D. BOOKE           43     Executive Vice President and Chief Administrative Officer               1997
      JOHN D. GIBBONS          48     Executive Vice President and Chief Financial Officer                    1997
      GREGORY C. KING          41     Executive Vice President and General Counsel                            1997
      WILLIAM R. KLESSE        55     Executive Vice President - Refining and Commercial Operations           2002

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

MR. BOOKE was elected Executive Vice President and Chief Administrative Officer in January 2001. He was first elected as Chief Administrative Officer in 1999. Prior to that, he had served as Vice President-Administration and Human Resources of Valero since 1998, Vice President-Administration of Valero since 1997 and Vice President-Investor Relations of Old Valero since 1994. He joined Old Valero in 1983 and held various positions with Old Valero prior to the Restructuring.

MR. GIBBONS was elected Executive Vice President and Chief Financial Officer of Valero in January 2001. He was first elected as Chief Financial Officer in 1998. Previously, he was elected Vice President - Finance and Treasurer of Valero in 1997 and was elected Treasurer of Old Valero in 1992. He joined Old Valero in 1981 and held various positions with Old Valero prior to the Restructuring.

MR. KING was elected Executive Vice President and General Counsel effective upon the closing of the UDS Acquisition. Prior to that time he served as Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer from 1999 to January 2001. He was elected Vice President and General Counsel of Valero in 1997. He joined Old Valero in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

MR. KLESSE was elected Executive Vice President - Refining and Commercial Operations effective upon the closing of the UDS Acquisition. He served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that time he had served as an Executive Vice President for UDS since February 1995, overseeing Operations, Refining, Product Supply and Logistics.

ITEM 3.  LEGAL PROCEEDINGS

     Environmental Proceedings

EPA Region VI v. Diamond Shamrock Refining Company, L.P. (McKee Refinery and Three Rivers Refinery). On September 15, 1998, UDS was notified by the Department of Justice (DOJ), on behalf of the EPA, of alleged violations at the McKee Refinery and Three Rivers Refinery of various record-keeping and reporting requirements and certain other alleged operating and permitting violations of the Clean Air Act, Clean Water Act and RCRA. A Consent Decree was entered by the federal district court on September 20, 2001 to settle this matter. Pursuant to the settlement, in November 2001, Diamond Shamrock Refining Company, L.P. paid a penalty of $1.2 million and funded a supplemental environmental project in the amount of $625,000.

EPA Region V v. Total Petroleum, Inc. (Alma Refinery). This enforcement action began in September 1997. The allegations pertain to a refinery at Alma, Michigan, owned by Total Petroleum, Inc. (TPI) and include alleged Clean Air Act violations relating to emissions monitoring, reporting and inspection. Other allegations included alleged RCRA violations relating to maintenance of wastewater ponds, storage of hazardous waste, and disposal of wastes. UDS acquired TPI in 1997, and in December 1999, UDS closed the Alma Refinery. In April 2000, TPI settled the EPA enforcement action, which required the funding of $9.9 million of specific environmental and economic development projects and the payment of $4.0 million in penalties. A Consent Decree reflecting the settlement was entered by the district court on March 27, 2001. These settlement amounts were fully accrued as of March 31, 2001. Valero is still negotiating the terms of a corrective-action agreement with the Michigan Department of Environmental Quality as required by the Consent Decree.

EPA Region VI v. Diamond Shamrock Refining and Marketing Company (Albuquerque products terminal). On December 30, 1998, the EPA issued a notice of violation alleging noncompliance with certain Clean Air Act fuel loading procedures, inspection and leak detection requirements, record-keeping provisions, throughput limitations on certain tanks and VOC emissions limitations. In 2000, the EPA referred the enforcement to DOJ. On March 7, 2001, the DOJ served notice of claims for the alleged air permit violations at the UDS Albuquerque products terminal. Valero is negotiating with the DOJ to resolve this matter.

EPA Region VIII vs. Ultramar Diamond Shamrock Corporation (certain underground storage tank systems in Colorado and Wyoming). In 2000, the EPA and state regulators inspected certain retail facilities with underground storage tanks for compliance with federal and state rules and regulations at such facilities. On April 3, 2001, UDS received an administrative complaint from the EPA seeking penalties in connection with alleged violations and non-compliance issues arising primarily prior to October 1999. This matter was settled in November 2001 upon payment of $126,764 in penalties.

California Environmental Protection Agency Department of Toxic Substances Control. Valero received a Draft Enforcement Order on July 17, 2001 pertaining to its Benicia Refinery. The Order alleged noncompliance with several state and federal waste management requirements. Valero entered into discussions with the agency to resolve the matter, and the agency modified its allegations and reduced the stated penalties to an amount less than $100,000.

New Mexico v. General Electric, et al., United States District Court for the District of New Mexico (served January 5, 2000). The South Valley of Albuquerque, New Mexico has been designated as a federal Superfund site under

CERCLA. Under various state and federal administrative orders, EPA and the State of New Mexico have been directing the cleanup of certain groundwater contamination plumes that are alleged to impact the groundwater supply of Albuquerque. In 1999, the State of New Mexico sued several companies, including General Electric and UDS, seeking recovery of natural resource damage under CERCLA and certain New Mexico environmental laws. General Electric, the single largest potentially responsible party, filed cross claims against several other parties, including UDS, seeking contribution. Trial is scheduled for the fall of 2002.

Texas Natural Resource Conservation Commission (TNRCC) (Corpus Christi West Plant). Valero received notices of enforcement from the TNRCC on May 1, 2001; June 22, 2001; August 30, 2001; and December 7, 2001, for alleged noncompliance with certain TNRCC air upset, air emission and record-keeping requirements. Valero has asked the TNRCC to consolidate all pending enforcement actions for this refinery into one enforcement order. The TNRCC has not yet issued an enforcement order related to these notices, and no penalties have been assessed.

TNRCC (Houston Refinery). On December 5, 2001, the TNRCC issued a notice of enforcement action for alleged noncompliance with certain TNRCC air upset/maintenance regulations and certain air emission and record-keeping requirements. TNRCC seeks penalties in the amount of $276,499, but Valero is negotiating with TNRCC and expects the penalties to be reduced.

TNRCC (McKee Refinery). UDS received notices of enforcement from the TNRCC on May 4, 2001 and June 5, 2001, for alleged noncompliance with certain emissions monitoring and record-keeping requirements. Valero also received a notice of enforcement dated February 21, 2002 from the TNRCC for alleged noncompliance with certain emissions and property line requirements. The TNRCC is developing an enforcement action for these alleged violations, and no penalties have been assessed to date. Valero is negotiating to resolve these issues.

TNRCC (Texas City Refinery). Valero received a notice of enforcement from the TNRCC on July 7, 2001, for alleged noncompliance with certain TNRCC air upset/maintenance regulations. Valero is contesting most of the TNRCC's allegations in this notice. The TNRCC has not yet issued an enforcement order related to this notice, and no penalties have been assessed. Valero also received a notice of violation on January 2, 2002 regarding a sulfur recovery unit upset that occurred on November 7, 2001. No penalties have been assessed. Valero is contesting this notice.

TNRCC (Three Rivers Refinery). A notice of enforcement from the TNRCC was issued on August 31, 2001 for alleged noncompliance with certain air upset/maintenance regulations and record-keeping requirements. The TNRCC has not issued an enforcement order related to this notice, and no penalties have been assessed. Valero also received a notice of violation on February 11, 2002 for alleged noncompliance with air upset/maintenance regulations, record-keeping requirements and flaring regulations. The TNRCC has not issued an enforcement order related to this notice, and no penalties have been assessed.

MTBE Litigation. Valero has been named as defendant in several cases alleging MTBE contamination in groundwater in New York, Texas and California. Complaints in the three New York cases - including those in Berisha and O'Brien v. Amerada Hess Corporation, et al., Case No. MDL 1358, Master File C.A. No. 1:00-1898 [SAS], United States District Court for the Southern District of New York - allege that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. The four Texas cases are based on the alleged discharge of gasoline into East Caddo Creek in Hunt County, Texas on March 9, 2000 when a pipeline belonging to Explorer Pipeline Company ruptured. Valero was named in City of Dallas v. Explorer Pipeline Company, Inc., Valero

Energy Corporation, et al., 160th State District Court, Dallas County, Texas (filed May 14, 2001) and related private landowner cases. The three California cases are primarily based on a product liability/product defect theory. In the New York, Texas and California cases, the plaintiffs generally seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these claims or proceedings would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on its results of operations and financial position.

     Other Litigation

Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002). On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents. In a previous lawsuit, Unocal prevailed against five other major refiners involving its '393 patent. In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office
(PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, the PTO issued a notice of rejection of all claims of the '393 patent. Unocal has the opportunity to respond to the PTO's action. In January 2002, the PTO reversed an earlier denial and began a reexamination of Unocal's '126 patent. Both reexaminations could affect the scope and validity of the patents. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

Teco Pipeline Company v. Valero Energy Corporation, et al., 215th State District Court, Harris County, Texas (filed April 24, 1996). Valero, together with Old Valero and certain of its natural gas related subsidiaries, were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero owned a 50% undivided interest and Teco owned a 50% undivided interest. A subsidiary of Old Valero was the operator of the pipeline. The plaintiff asserted that the defendants acted in bad faith and negatively affected the economics of the pipeline in order to provide financial advantages to facilities or entities owned by the defendants. Arbitration of the matter began in February 2001 and concluded in the fourth quarter of 2001. In December 2001, the arbitration panel ruled against the plaintiff, and this matter was closed.

Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of any possible loss cannot be estimated with a reasonable degree of precision and Valero cannot provide assurance that the resolution of any particular claim or proceeding would not have an adverse effect on its results of operations, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock. Valero's common stock has been trading on the New York Stock Exchange since August 1, 1997 (the business day immediately following the Restructuring) under the symbol "VLO." In connection with the UDS Acquisition on December 31, 2001, approximately 45.9 million shares of Valero common stock were issued to UDS shareholders in exchange for shares of UDS common stock under the terms of the merger agreement (see Note 2 of Notes to Consolidated Financial Statements). As of February 28, 2002, there were 7,265 holders of record and an estimated 50,500 additional beneficial owners of Valero's common stock.

The following table sets forth for each quarter in the preceding two years the range of the high and low sales prices of Valero's common stock as reported by the NYSE and the amount of per share dividends.

                                                                  SALES PRICES OF THE
                                                                     COMMON STOCK                     DIVIDENDS
                                                                 --------------------                    PER
     QUARTER ENDED                                               HIGH             LOW               COMMON SHARE
     -------------                                               ----             ---               ------------
     2001:
         March 31.........................................    $ 39.97        $  31.50                $   .08
         June 30..........................................      51.85           35.06                    .08
         September 30.....................................      44.06           32.12                    .08
         December 31......................................      40.44           34.10                    .10

     2000:
         March 31.........................................    $ 32.00        $  18.50                  $ .08
         June 30..........................................      32.75           26.4375                  .08
         September 30.....................................      35.50           24.9375                  .08
         December 31......................................      38.625          30.0625                  .08

On January 17, 2002, Valero's Board of Directors declared a regular quarterly cash dividend of $.10 per common share payable March 13, 2002, to holders of record at the close of business on February 13, 2002. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the year ended December 31, 2001 is derived from Valero's Consolidated Financial Statements contained in this report. The selected financial data for the years ended prior to December 31, 2001 is derived from the selected financial data contained in Valero's Annual Report on Form 10-K for the year ended December 31, 2000, except for Stockholders' Equity which is derived from Valero's Consolidated Financial Statements contained in its Annual Reports on Form 10-K for the years ended December 31, 2000, 1999, 1998 and 1997.

The following summaries are in thousands of dollars except for per share amounts:

                                                                                 Year Ended December 31,
                                                          --------------------------------------------------------------------
                                                           2001(a)(b)     2000(c)        1999        1998(d)(e)      1997(f)
                                                           ----------    ---------     ---------    -----------    -----------
OPERATING REVENUES ....................................   $14,988,339   $14,671,087   $ 7,961,168   $ 5,539,346    $ 5,756,220

OPERATING INCOME (LOSS) ...............................   $ 1,001,343   $   610,979   $    72,029   $   (48,347)   $   213,885

INCOME (LOSS) FROM
  CONTINUING OPERATIONS ...............................   $   563,553   $   339,120   $    14,287   $   (47,291)   $   111,768

LOSS FROM DISCONTINUED OPERATIONS, NET OF
  INCOME TAX BENEFIT(g) ...............................   $        --   $        --   $        --   $        --    $   (15,672)

NET INCOME (LOSS) .....................................   $   563,553   $   339,120   $    14,287   $   (47,291)   $    96,096
  Less:  Preferred stock dividend requirements and
    redemption premium ................................            --            --            --            --          4,592
                                                          -----------   -----------   -----------   -----------    -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK ........................................   $   563,553   $   339,120   $    14,287   $   (47,291)   $    91,504
                                                          ===========   ===========   ===========   ===========    ===========

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK - ASSUMING DILUTION:
    Continuing operations .............................   $      8.83   $      5.60   $       .25   $      (.84)   $      2.03
    Discontinued operations ...........................            --            --            --            --           (.29)
                                                          -----------   -----------   -----------   -----------    -----------
      Total ...........................................   $      8.83   $      5.60   $       .25   $      (.84)   $      1.74
                                                          ===========   ===========   ===========   ===========    ===========

DIVIDENDS PER SHARE OF COMMON STOCK ...................   $       .34   $       .32   $       .32   $       .32    $       .42


TOTAL ASSETS ..........................................   $14,377,096   $ 4,307,704   $ 2,979,272   $ 2,725,664    $ 2,493,043

LONG-TERM DEBT (less current portion) AND
  CAPITAL LEASE OBLIGATIONS ...........................   $ 2,805,247   $ 1,042,417   $   785,472   $   822,335    $   430,183

COMPANY-OBLIGATED PREFERRED SECURITIES
  OF SUBSIDIARY TRUSTS ................................   $   372,500   $   172,500   $        --   $        --    $        --

STOCKHOLDERS' EQUITY ..................................   $ 4,202,563   $ 1,527,055   $ 1,084,769   $ 1,085,287    $ 1,158,841

--------------------------------------------------------------------------------
(a) Operating revenues, operating income, income from continuing operations, net income, earnings per share and dividends per share exclude amounts related to UDS, while total assets, long-term debt (less current portion) and capital lease obligations, company-obligated preferred securities of subsidiary trusts, and stockholders' equity include amounts related to UDS, which was acquired by Valero on December 31, 2001.

(b) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related product logistics business beginning June 1, 2001.

(c) Includes the operations related to the Benicia Refinery and the related distribution assets (Distribution Assets) beginning May 16, 2000 and the operations related to service stations included as part of the acquisition from ExxonMobil (Service Stations) beginning June 16, 2000 (combined, the Benicia Acquisition).

(d) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.

(e) The 1998 operating loss includes a $170.9 million write-down of inventories to market value, which resulted in a $111.1 million reduction in net income, or $1.98 per share.

(f) Includes the operations of the Texas City, Houston and Krotz Springs refineries beginning May 1, 1997.

(g) Reflects the results of Old Valero's natural gas related services business for periods prior to the July 31, 1997 Restructuring.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of Valero should be read in conjunction with Items 1 & 2. Business & Properties and
Item 8. Financial Statements included elsewhere in this report. In the discussions that follow, all "per share" amounts assume dilution.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including without limitation the discussion below under the heading "Results of Operations - Outlook," contains certain estimates, predictions, projections, assumptions and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

o the effect of Valero's recently completed acquisition of Ultramar Diamond Shamrock Corporation (UDS) on Valero's business, results of operations and financial condition;

o    future refining margins, including gasoline and heating oil margins;

o future retail margins, including gasoline, diesel fuel, home heating oil and convenience store merchandise margins;

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

o anticipated trends in the supply of and demand for crude oil feedstocks and refined products in the United States, Canada and elsewhere;

o    expectations regarding environmental and other regulatory initiatives; and

o the effect of general economic and other conditions on refining and retail industry fundamentals.

Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

o acts of terrorism aimed at either Valero's facilities or other facilities that could impair Valero's ability to produce and ship refined products or receive foreign feedstocks;

o    political conditions in crude oil producing regions, including the Middle
     East;

o the domestic and foreign supplies of refined products such as gasoline, diesel fuel, heating oil and petrochemicals;

o    the domestic and foreign supplies of crude oil and other feedstocks;

o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

o    the level of consumer demand, including seasonal fluctuations;

o    refinery overcapacity or undercapacity;

o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;

o environmental and other regulations at both the state and federal levels and in foreign countries;

o    the level of foreign imports;

o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;

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

o rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;

o changes in the credit ratings assigned to Valero's debt securities and trade credit;

o    changes in the value of the Canadian dollar relative to the U.S. dollar;
     and

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

ACQUISITION OF ULTRAMAR DIAMOND SHAMROCK CORPORATION

On December 31, 2001, Valero completed its acquisition of UDS (the UDS Acquisition) after the Federal Trade Commission (FTC) approved a consent decree on December 19 allowing the acquisition to be completed. In connection with the UDS Acquisition, Valero issued approximately 45.9 million shares of common stock and paid approximately $2.1 billion of cash to UDS shareholders. UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries, including two in Texas, two in California and one each in Oklahoma, Colorado, and Quebec, Canada, with a combined throughput capacity of approximately 850,000 barrels per day. UDS marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names in the United States and eastern Canada. UDS's northeast retail operations also included the marketing of refined products through 86 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day, and a retail home heating oil business that sells heating oil to approximately 250,000 households. As a condition for the regulatory approval of the acquisition, the FTC's consent degree requires Valero to divest the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay Area, the related wholesale marketing business, and 70 associated Beacon- and Ultramar-branded retail sites located throughout Northern California. On February 4, 2002, Valero entered into a definitive agreement with Tesoro Refining and Marketing Company (Tesoro), which was subsequently amended on February 20, 2002, under which Tesoro will purchase these assets, along with related inventories, for $1.125 billion, subject to closing adjustments. The transaction is expected to close in April 2002, subject to regulatory approval. See Notes 2, 3 and 27 of Notes to Consolidated Financial Statements for additional information about the acquisition and the assets required to be divested and their expected sale to Tesoro.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          Year Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                                                                Change
                                                                                                    -------------------------------
                                                                     2001(a)(b)        2000(c)          Amount               %
                                                                    ------------    ------------    ------------        -----------
Operating revenues ..............................................   $ 14,988,339    $ 14,671,087    $    317,252               2%
Cost of sales ...................................................    (12,738,607)    (13,076,849)        338,242               3
Operating costs:
    Cash (fixed and variable) ...................................       (852,155)       (682,742)       (169,413)            (25)
    Depreciation and amortization ...............................       (222,411)       (164,008)        (58,403)            (36)
Selling and administrative expenses (including related
    depreciation expense) .......................................       (173,823)       (136,509)        (37,314)            (27)
                                                                    ------------    ------------    ------------
        Total operating income ..................................      1,001,343         610,979         390,364              64
Other income (expense), net .....................................         (4,613)            282          (4,895)             --(d)
Interest and debt expense, net ..................................        (88,508)        (76,245)        (12,263)            (16)
Distributions on preferred securities of subsidiary trust........        (13,369)         (6,796)         (6,573)            (97)
Income tax expense ..............................................       (331,300)       (189,100)       (142,200)            (75)
                                                                    ------------    ------------    ------------
Net income ......................................................   $    563,553    $    339,120    $    224,433              66
                                                                    ============    ============    ============
Earnings per share of common stock - assuming
    dilution ....................................................   $       8.83    $       5.60    $       3.23              58

Earnings before interest, taxes, depreciation
    and amortization (EBITDA) (e) ...............................   $  1,235,005    $    785,744    $    449,261              57
Ratio of EBITDA to interest incurred (e) ........................           11.0x            8.7x            2.3x             26

--------------------------------------------------------------------------------
(a) Excludes amounts related to UDS which was acquired by Valero on December 31, 2001.

(b) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related product logistics business beginning June 1, 2001.

(c) Includes the operations related to the Benicia Refinery and related distribution assets (Distribution Assets) beginning May 16, 2000 and the operations related to service stations included as part of the acquisition from ExxonMobil (Service Stations) beginning June 16, 2000 (combined, the Benicia Acquisition).

(d)  Percentage variance is greater than 100%.

(e) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                                                    Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                                                            Change
                                                                                                ---------------------------
                                                                    2001(a)(b)       2000(c)       Amount           %
                                                                   -----------    ------------  ------------    -----------
Sales volumes (thousand barrels per day or MBPD) ................     1,355          1,142          213            19%
Throughput volumes (MBPD) .......................................     1,001            857          144            17
Average throughput margin per barrel ............................     $6.16          $5.08        $1.08            21
Operating costs per barrel:
    Cash (fixed and variable) ...................................     $2.31          $2.18        $ .13             6
    Depreciation and amortization ...............................       .61            .52          .09            17
                                                                      -----          -----        -----
       Total operating costs per barrel .........................     $2.92          $2.70        $ .22             8
                                                                      =====          =====        =====

Charges:
    Crude oils:
        Sour ....................................................        62%            55%           7%           13
        Heavy sweet .............................................         4              8           (4)          (50)
        Light sweet .............................................         7              8           (1)          (13)
                                                                      -----          -----        -----
            Total crude oils ....................................        73             71            2             3
    High-sulfur residual fuel oil (resid) .......................         4              4           --            --
    Low-sulfur resid ............................................         4              3            1            33
    Other feedstocks and blendstocks ............................        19             22           (3)          (14)
                                                                      -----          -----        -----
        Total charges ...........................................       100%           100%          -- %          --
                                                                      =====          =====        =====

Yields:
    Gasolines and blendstocks ...................................        53%            53%          -- %          --
    Distillates .................................................        27             28           (1)           (4)
    Petrochemicals ..............................................         3              3           --            --
    Lubes and asphalts ..........................................         4              3            1            33
    Other products ..............................................        13             13           --            --
                                                                      -----          -----        -----
        Total yields ............................................       100%           100%          -- %          --
                                                                      =====          =====        =====

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                                                                       Change
                                                                                          -----------------------------
                                                           2001             2000            Amount               %
                                                       -----------       -----------      -----------       -----------
Feedstocks (at U.S. Gulf Coast, except as noted):
    West Texas Intermediate (WTI) crude oil..........     $25.93           $ 30.36           $(4.43)             (15)%
    WTI less sour crude oil (d) (f)..................     $ 5.01           $  3.52           $ 1.49               42
    WTI less Alaska North Slope (ANS) crude oil
        (U.S. West Coast) ...........................     $ 2.69           $  2.04           $  .65               32
    WTI less sweet crude oil (e).....................     $ (.23)          $  (.49)          $  .26               53

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI............     $ 5.07           $  4.66           $  .41                9
        No. 2 fuel oil less WTI......................     $ 3.01           $  3.60           $ (.59)             (16)
        Propylene less WTI...........................     $ (.83)          $  4.88           $(5.71)              --(g)
    U.S. East Coast:
        Conventional 87 gasoline less WTI............     $ 5.05           $  5.62           $ (.57)             (10)
        No. 2 fuel oil less WTI......................     $ 3.83           $  5.73           $(1.90)             (33)
        Lube oils less WTI (f).......................     $26.83           $ 17.31           $ 9.52               55
    U.S. West Coast:
        CARB 87 gasoline less ANS....................     $16.04           $ 14.74           $ 1.30                9
        Low-sulfur diesel less ANS...................     $ 9.05           $ 10.63           $(1.58)             (15)

--------------------------------------------------------------------------------
(a) Excludes amounts related to UDS which was acquired by Valero on December 31, 2001.

(b) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related product logistics business beginning June 1, 2001.

(c) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(d) The market reference differential for sour crude oil is based on posted prices for 50% Arab medium and 50% Arab light crude oils.

(e) The market reference differential for sweet crude oil is based on posted prices for 50% light Louisiana sweet (LLS) and 50% Cusiana crude oils, with LLS adjusted for backwardation.

(f) The market reference differential for the 2000 period has been restated from the amount reported in Valero's Form 10-K for the year ended December 31, 2000 to conform to the components used in the 2001 period.

(g)  Percentage variance is greater than 100%.

GENERAL

Valero reported net income of $563.6 million, or $8.83 per share, for the year ended December 31, 2001 compared to net income of $339.1 million, or $5.60 per share, for the year ended December 31, 2000. For the fourth quarter of 2001, Valero reported net income of $51.6 million, or $.82 per share, compared to net income of $93.3 million, or $1.47 per share, for the fourth quarter of 2000. The increase in total year results was due in part to the full year contribution from the Benicia Acquisition which was completed in the second quarter of 2000. Excluding the effect of the Benicia Acquisition, total year results increased as a result of a substantial increase in throughput margins due primarily to a significant improvement in sour crude oil discounts, higher throughput volumes resulting largely from the acquisitions of the El Paso and Huntway refineries in June 2001 and upgrades to the crude units at the Texas City Refinery in February 2001, and an $8.8 million pre-tax, or $.09 per share after-tax, benefit attributable to the acquisition of UDS inventories on December 31, 2001 as discussed in Note 6 of Notes to Consolidated Financial Statements. Partially offsetting the increase in throughput margins for Valero's operations excluding Benicia were higher operating costs and selling and administrative expenses, and an increase in income tax expense.

Results for the fourth quarter of 2001 declined from fourth quarter 2000 levels due primarily to a decrease in distillate and gasoline margins attributable to exceptionally high margins experienced in the 2000 period and higher industry-wide inventories in the 2001 period, and increases in operating costs, depreciation expense and interest expense. Partially offsetting the decrease in income resulting from these factors were higher throughput volumes as described above, the processing of a larger percentage of sour crude oil, the above-noted benefit attributable to the December 31, 2001 acquisition of UDS inventories, and decreases in selling and administrative expenses and income tax expense.

OPERATING REVENUES

Operating revenues increased $317.3 million, or 2%, to $15.0 billion during 2001 compared to 2000 due primarily to a 19% increase in average daily sales volumes, offset to a large extent by a $4.81, or 14%, decrease in the average sales price per barrel. The increase in average daily sales volumes was due primarily to (i) the full year effect of volumes attributable to the Benicia Acquisition, (ii) an increase in the sale of feedstocks and products purchased for resale, and (iii) higher throughput volumes resulting from the contribution of the El Paso and Huntway refineries acquired in the second quarter of 2001 and capacity expansions at the Texas City and other refineries during 2001. The decrease in average sales prices was due primarily to lower refined product prices resulting from increased refined product inventories industry-wide and a decrease in crude oil prices. The increase in refined product inventory levels was attributable primarily to (i) increased production and higher imports of gasoline which more than offset improved demand, (ii) unusually low distillate inventories in 2000 and (iii) a weakened economy following the terrorist attacks on September 11, 2001.

OPERATING INCOME

Operating income increased $390.4 million, or 64%, to $1.0 billion during 2001 compared to 2000 due in part to the above-noted full year contribution from the Benicia Acquisition which resulted in an increase in operating income of approximately $67 million. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $472 million increase in total throughput margins (operating revenues less cost of sales), partially offset by an approximate $122 million increase in operating costs (including an $80 million increase in cash operating costs and a $42 million increase in depreciation and amortization expense), and an approximate $27 million increase in selling and administrative expenses (including related depreciation expense).

Total throughput margins, excluding the effect of the Benicia Acquisition, increased due to (i) the effect of higher throughput volumes resulting from the factors noted above in the discussion of operating revenues, including a significant increase in the volume of Valero's sour crude oil charges during 2001 to take advantage of higher sour crude oil discounts discussed below, (ii) higher per barrel feedstock discounts, particularly for sour crude oil resulting primarily from an increase in supplies of heavier crude oil while demand for sweeter crude oil increased to meet lower sulfur requirements for certain refined products, (iii) higher lube oil margins resulting mainly from improved market conditions, (iv) higher prices for No. 6 fuel oil and other heavy products relative to crude oil prices, and (v) the pre-tax benefit attributable to the December 31, 2001 acquisition of UDS inventories noted above under "General." Partially offsetting the increases in total throughput margins resulting from these factors were (i) lower distillate margins, when compared to exceptionally high margins in 2000, due to strong demand and extremely low industry inventory levels in 2000 resulting from cold weather and high natural gas prices which caused power producers to switch to fuel oil to run their plants, (ii) a significant decrease in margins for propylene and other petrochemical feedstocks, to negative levels in 2001, due to slowing economic activity throughout the world, and (iii) an increase in natural gas, hydrogen and methanol feedstock costs relative to crude oil.

Cash operating costs were higher due primarily to the operations of the Corpus Christi refinery and related product logistics business acquired from El Paso in 2001 and increases in employee salaries, benefits and variable compensation, maintenance costs, and ad valorem taxes, partially offset by reduced refinery energy costs. Depreciation and amortization expense was higher due primarily to an increase in turnaround and catalyst amortization and increased depreciation expense resulting from the 2001 acquisition of the El Paso facilities and capital expansion projects. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee salaries, benefits and variable compensation, and integration and early retirement costs incurred in 2001 in connection with the UDS Acquisition. Partially offsetting these increases in selling and administrative expenses was the nonrecurrence in 2001 of costs recorded in 2000 associated with certain litigation and other matters.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, decreased $4.9 million, from income of $.3 million during 2000 to expense of $4.6 million during 2001, due to reduced results from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi attributable primarily to higher natural gas feedstock costs and lower product prices resulting from a weak petrochemical market. Partially offsetting the reduced results from the Javelina plant were lower costs related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

NET INTEREST AND DEBT EXPENSE

Net interest and debt expense increased $12.3 million, or 16%, to $88.5 million in 2001 compared to 2000 due primarily to a full year of interest in 2001 on borrowings incurred to fund the Benicia Acquisition, including interest on the senior notes issued in June 2000, and interest recognized in connection with the capital lease obligations associated with the June 1, 2001 El Paso acquisition, partially offset by a decrease in bank borrowings resulting from Valero's strong earnings and cash flow.

DISTRIBUTIONS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST

Distributions on preferred securities of subsidiary trust increased from $6.8 million in 2000 to $13.4 million in 2001 due to a full year of distributions on the PEPS Units issued in June 2000 in connection with funding the Benicia Acquisition. See Notes 2 and 13 of Notes to Consolidated Financial Statements.

INCOME TAX EXPENSE

Income tax expense increased from $189.1 million in 2000 to $331.3 million in 2001 due primarily to the significant increase in pre-tax income. See Note 19 of Notes to Consolidated Financial Statements.

2000 COMPARED TO 1999

      FINANCIAL HIGHLIGHTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Year Ended December 31,
                                                                ---------------------------------------------------------------
                                                                                                              Change
                                                                                                   ----------------------------
                                                                   2000(a)             1999          Amount              %
                                                                ------------       ------------    ------------      ----------
Operating revenues ..........................................   $ 14,671,087       $  7,961,168    $  6,709,919           84%
Cost of sales ...............................................    (13,076,849)        (7,206,903)     (5,869,946)         (81)
Operating costs:
    Cash (fixed and variable) ...............................       (682,742)          (473,787)       (208,955)         (44)
    Depreciation and amortization ...........................       (164,008)          (135,764)        (28,244)         (21)
Selling and administrative expenses (including related
    depreciation expense) ...................................       (136,509)           (72,685)        (63,824)         (88)
                                                                ------------       ------------    ------------
        Total operating income ..............................        610,979             72,029         538,950           --(b)
Other income, net ...........................................            282              3,587          (3,305)         (92)
Interest and debt expense, net ..............................        (76,245)           (55,429)        (20,816)         (38)
Distributions on preferred securities of subsidiary trust....         (6,796)                --          (6,796)          --(b)
Income tax expense ..........................................       (189,100)            (5,900)       (183,200)          --(b)
                                                                ------------       ------------    ------------

Net income ..................................................   $    339,120       $     14,287    $    324,833           --(b)
                                                                ============       ============    ============
Earnings per share of common stock - assuming
    dilution ................................................   $       5.60       $        .25    $       5.35           --(b)

Earnings before interest, taxes, depreciation
    and amortization (EBITDA) ...............................   $    785,744 (c)   $    216,769    $    568,975           --(b)
Ratio of EBITDA to interest incurred ........................            8.7x(c)            3.5x            5.2x          --(b)

--------------------------------------------------------------------------------
(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

(b)  Percentage variance is greater than 100%.

(c) For purposes of this calculation, distributions on preferred securities of subsidiary trust are included in interest incurred.

                              OPERATING HIGHLIGHTS

                                                                      Year Ended December 31,
                                                           ----------------------------------------------
                                                                                           Change
                                                                                    ---------------------
                                                           2000 (a)     1999        Amount          %
                                                          ---------   --------      -------      --------
Sales volumes (MBPD) ..................................      1,142      1,033          109          11%
Throughput volumes (MBPD) .............................        857(b)     712          145          20
Average throughput margin per barrel ..................     $ 5.08     $ 2.90        $2.18          75
Operating costs per barrel:
    Cash (fixed and variable) .........................     $ 2.18     $ 1.83        $ .35          19
    Depreciation and amortization .....................        .52        .52           --          --
                                                            ------     ------        -----
       Total operating costs per barrel ...............     $ 2.70     $ 2.35        $ .35          15
                                                            ======     ======        =====

Charges:
    Crude oils:
        Sour ..........................................         55%        48%           7%         15
        Heavy sweet ...................................          8         12           (4)        (33)
        Light sweet ...................................          8          9           (1)        (11)
                                                            ------     ------        -----
            Total crude oils ..........................         71         69            2           3
    High-sulfur resid .................................          4          3            1          33
    Low-sulfur resid ..................................          3          6           (3)        (50)
    Other feedstocks and blendstocks ..................         22         22           --          --
                                                            ------     ------        -----
        Total charges .................................        100%       100%          -- %        --
                                                            ======     ======        =====

Yields:
    Gasolines and blendstocks .........................         53%        51%           2%          4
    Distillates .......................................         28         29           (1)         (3)
    Petrochemicals ....................................          3          5           (2)        (40)
    Lubes and asphalts ................................          3          3           --          --
    Other products ....................................         13         12            1           8
                                                            ------     ------        -----
        Total yields ..................................        100%       100%          -- %        --
                                                            ======     ======        =====

     AVERAGE MARKET REFERENCE PRICES AND DIFFERENTIALS (DOLLARS PER BARREL)

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                                                                       Change
                                                                                          -----------------------------
                                                           2000             1999             Amount             %
                                                       -----------       -----------      -----------       -----------
Feedstocks (at U.S. Gulf Coast, except as noted):
    WTI crude oil....................................     $30.36           $ 19.28           $11.08               57%
    WTI less sour crude oil (c) (f)..................     $ 3.52           $  2.40           $ 1.12               47
    WTI less ANS (U.S. West Coast) (d)...............     $ 2.04           $  1.55           $  .49               32
    WTI less sweet crude oil (e).....................     $ (.49)          $  (.06)          $ (.43)              --(g)

Products:
    U.S. Gulf Coast:
        Conventional 87 gasoline less WTI............     $ 4.66           $  2.53           $ 2.13               84
        No. 2 fuel oil less WTI......................     $ 3.60           $   .33           $ 3.27               --(g)
        Propylene less WTI...........................     $ 4.88           $   .93           $ 3.95               --(g)
    U.S. East Coast:
        Conventional 87 gasoline less WTI............     $ 5.62           $  3.47           $ 2.15               62
        No. 2 fuel oil less WTI......................     $ 5.73           $  1.16           $ 4.57               --(g)
        Lube oils less WTI (f).......................     $17.31           $ 12.51           $ 4.80               38
    U.S. West Coast (d):
        CARB less ANS................................     $14.74           $ 12.13           $ 2.61               22
        Low-sulfur diesel less ANS...................     $10.63           $  6.86           $ 3.77               55

--------------------------------------------------------------------------------
(a) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

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

(f) The market reference differentials for the 2000 and 1999 periods have been restated from the amounts reported in Valero's Form 10-K for the year ended December 31, 2000 to conform to the components used in the 2001 period.

(g)  Percentage variance is greater than 100%.

GENERAL

Valero reported net income of $339.1 million, or $5.60 per share, for the year ended December 31, 2000 compared to net income of $14.3 million, or $.25 per share, for the year ended December 31, 1999. For the fourth quarter of 2000, Valero reported net income of $93.3 million, or $1.47 per share, compared to net income of $16.5 million, or $.29 per share, for the fourth quarter of 1999. The substantial increase in full year results was due primarily to dramatically improved refining industry fundamentals which resulted in a significant increase in throughput margins, and the contribution from the Benicia Acquisition ($1.80 per share) completed in the second quarter of 2000. Also contributing to higher full year results was the effect in the first quarter of 1999 of a major maintenance turnaround of the heavy oil cracker and related units at the Corpus Christi Refinery, as well as certain unit expansions implemented during that downtime, which both reduced results for 1999 and increased results for 2000. Partially offsetting the increases in net income resulting from these factors for Valero's operations excluding Benicia were higher cash operating costs and selling and administrative expenses, an increase in income tax expense, the effect of certain scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, and the nonrecurrence in 2000 of benefits to income in 1999 related to reductions in LIFO inventories.

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

OPERATING REVENUES

Operating revenues increased $6.7 billion, or 84%, to $14.7 billion during 2000 compared to 1999 due to a $13.88, or 66%, increase in the average sales price per barrel and an 11% increase in average daily sales volumes. The increase in average sales prices was due primarily to significantly higher refined product prices resulting from reduced refined product inventories industry-wide and an increase in crude oil prices. The decline in refined product inventory levels was attributable primarily to (i) lower crude oil supplies resulting from the continued impact of OPEC's decision in March 1999 to significantly reduce crude oil production, (ii) lower refinery utilization rates in late 1999 and early 2000, (iii) reduced refinery production due to more stringent fuel specifications in the U.S. and Europe that became effective in 2000, and (iv) improved demand for distillates. Average daily sales volumes increased due primarily to additional volumes attributable to the Benicia Acquisition.

OPERATING INCOME

Operating income increased $539 million, from $72 million in 1999 to $611 million in 2000, due in part to the contribution from the Benicia Acquisition noted above. Excluding the effect of the Benicia Acquisition, operating income increased due to an approximate $471 million increase in total throughput margins, partially offset by an approximate $99 million increase in cash operating costs and an approximate $49 million increase in selling and administrative expenses (including related depreciation expense).

Total throughput margins, excluding the effect of the Benicia Acquisition, increased due to (i) significantly higher distillate margins resulting primarily from strong demand and extremely low industry inventory levels, (ii) higher gasoline margins resulting primarily from supply constraints and low industry inventories, (iii) improved feedstock discounts for sour crude oil resulting primarily from increases in sour crude oil production by OPEC and a shift in demand from sour crude oil to sweet crude oil due to lower sulfur requirements for certain refined products, (iv) higher RFG premiums and oxygenate margins due to improved demand and the tightening of fuel specifications in the U.S. and Europe noted above, (v) significantly higher lube oil margins resulting mainly from improved market conditions, (vi) higher petrochemical margins resulting from improved worldwide demand, particularly in Asia, and (vii) higher throughput volumes. The strong demand for distillate noted above was attributable mainly to cold weather and high natural gas prices. These high natural gas prices caused various power producers to switch to fuel oil to run their plants, which also served to further reduce distillate inventories. Partially offsetting the increases in total throughput margins resulting from the above factors were (i) lower prices for No. 6 fuel oil and other heavy products relative to crude oil prices, (ii) an increase in sweet crude oil costs to amounts in excess of WTI, (iii) the effect of scheduled and unscheduled refinery downtime experienced primarily during the 2000 second quarter, (iv) a decrease in gains from trading activities and (v) the nonrecurrence in 2000 of benefits resulting from the liquidation of LIFO inventories in the first and fourth quarters of 1999 of $10.5 million and $9.3 million, respectively.

Cash operating costs were higher due primarily to higher fuel and electricity costs attributable mainly to an increase in natural gas prices, an increase in employee salaries, benefits and variable compensation, and higher maintenance costs related primarily to certain unscheduled refinery downtime, tank cleanings and lower than normal maintenance activities in 1999. Selling and administrative expenses (including related depreciation expense) increased primarily as a result of an increase in employee salaries, benefits, variable compensation and other employee-related costs, and costs associated with litigation and other matters.

OTHER INCOME, NET

Other income, net, decreased $3.3 million to $.3 million during 2000 compared to 1999 due primarily to increased costs in 2000 related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable, partially offset by improved results of $2.6 million from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi. The increase in Javelina's results was attributable primarily to significantly higher prices for natural gas liquids and increases in prices for ethylene and other products, partially offset by significantly higher natural gas feedstock costs.

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

INCOME TAX EXPENSE

Income tax expense increased from $5.9 million in 1999 to $189.1 million in 2000 due primarily to the significant increase in pre-tax income. See Note 19 of Notes to Consolidated Financial Statements.

OUTLOOK

OVERVIEW

The economy continued to weaken throughout 2001 and the decline was accelerated by the terrorist attacks on the U.S. on September 11, 2001. Following September 11th, refined product demand declined, particularly for jet fuel, and distillate and gasoline inventories started building. An unusually mild winter, coupled with the weak economy, contributed to further weakening of refined product demand, which resulted in a further build-up of refined product inventories. To compensate for the decreasing demand for crude oil, OPEC cut crude oil production, primarily sour crudes, which has resulted in a significant narrowing of the sour crude discount to WTI.

FIRST QUARTER 2002

Through February 2002, refining margins are 40 to 50 percent below refining margins in the first quarter of 2001. Average gasoline margins remain well below the exceptionally high levels seen during the first quarter of 2001, due primarily to above-average inventory levels, which resulted from high production levels, increased imports and the blending of various petrochemicals into the gasoline pool. For example, through February 2002, average Gulf Coast gasoline margins relative to WTI were approximately $2.45 per barrel, compared to average first quarter 2001 margins of $5.76 per barrel. Through February 2002, average West Coast gasoline margins relative to ANS were also weak due to high inventory levels resulting from West Coast refineries maintaining relatively high production rates. The West Coast gasoline margin has averaged $9.70 per barrel through February 2002, well below average first quarter 2001 margins of $19.47 per barrel. Average distillate margins through February 2002 are much lower than those seen in the first quarter of 2001 as a result of the mild winter and weak economy as discussed above, and reduced demand for jet fuel (which is causing an increase in distillate inventories). For example, average Gulf Coast distillate margins relative to WTI have declined to $1.36 per barrel thus far in 2002 compared to average first quarter 2001 margins of $3.47 per barrel. Average margins for other products, including lube oil and propylene, have also declined thus far in 2002, primarily due to lower demand caused by the weak economy.

Retail fuel margins have also been under pressure in the first quarter of 2002 due to various factors, including significant discounting by major retailers in an effort to capture market share and increased competition from large discount marketers of gasoline.

With respect to feedstocks, the lower OPEC production of sour crude oils discussed above has resulted in average discounts for sour crude oil narrowing substantially in the first quarter of 2002 from the very strong first quarter 2001 levels. Sour crude oil discounts to WTI (defined as an average of Arab Light and Arab Medium delivered to the U.S. Gulf Coast) averaged $2.28 per barrel through February 2002 compared to $5.33 per barrel in the first quarter 2001.

Valero's refinery utilization rates for the first quarter of 2002 are expected to be below historical levels due to heavy turnaround activity, various unscheduled downtimes, and economic-based run cuts as a result of poor margins. Based on current plans, Valero's crude oil run cuts are expected to amount to approximately 23% of total crude capacity for the first quarter, inclusive of turnarounds. During the first quarter of 2002, Valero will have six of its 12 refineries involved in major turnaround activities at various times and for varying durations. Most of the refinery units scheduled to be down during these turnarounds are conversion units, which are the primary gasoline making units in a refinery. The six refineries in turnaround include the Corpus Christi, Benicia, Three Rivers, McKee, Ardmore and Krotz Springs refineries. In addition, the Texas City Refinery will undergo a major turnaround in April 2002.

As a result of the poor product margins experienced thus far in 2002, the substantial narrowing of sour crude discounts due to OPEC production cuts, and significantly lower refinery utilization rates, Valero currently expects to incur a slight loss in the first quarter of 2002.

REMAINDER OF 2002 AND BEYOND

Industry Fundamentals

For the remainder of 2002, Valero anticipates, based on projected supply and demand fundamentals, that refining margins should strengthen. Refinery utilization rates have remained low throughout the first quarter of 2002. In addition to Valero's heavy turnaround activity and announced run cuts described above, industry consultants have indicated that first quarter refinery turnarounds will be heavy throughout the industry, and other refiners have also announced significant levels of economic-based run cuts this quarter, especially of crude units. Considering these lower refinery utilization rates coupled with lower OPEC crude oil production, inventories should decline from first quarter 2002 levels. In addition, the economy is showing signs of recovery, with commodity prices rising, manufacturing activity increasing, and consumer confidence improving. As the economy continues its recovery, the supply and demand balance should tighten leading to lower refined product inventories, improved margins and positive earnings going forward.

In the four weeks ending March 1, 2002, gasoline demand was 490,000 BPD or approximately 6% higher than the same period last year, due primarily to relatively low pump prices and more consumers opting to drive rather than fly. Gasoline demand is expected to further strengthen as the summer driving season approaches, given the effect of low pump prices on demand, many consumers opting to drive rather than fly this summer and the impact of the recovering economy on consumer sentiment. It is also encouraging to note that, despite the high inventory levels, days supply of gasoline is currently the same as last year. However, gasoline margins will likely continue under pressure until excess inventories are reduced.

Distillate demand is down 4.7% through February 2002 compared to the first two months of 2001 due to the mild winter and weak economy as described above. As a result, distillate inventories are approximately 20 million barrels above normal. Distillate margins will remain weak until inventories are reduced to more normal levels. Reduced distillate production due to economic-based run cuts by the industry, and an improving economy, should help reduce excess inventories.

Valero believes that beyond 2002, refined product margins will improve due to continued tightening fuel specifications and improving economic conditions throughout the world. Refined product supply and demand balances are expected to tighten in the U.S., Europe and Asia from the combined effect of increasing demand, more stringent gasoline specifications, and refinery closures (resulting from increased capital requirements to meet the increasingly stringent fuel specifications). In fact, the impact of these fundamental changes to the industry is already being seen in the U.S. by the closure last year of the 85,000 barrel-per-day Blue Island Refinery in the Midwest and the recent announcement of the closure later this year of another Midwest refinery that produces 70,000 barrels per day of refined products. The impact of refinery closures and the volumetric impact caused by tighter fuel specifications should more than offset refinery capacity additions and the limited amount of new refinery construction that is underway around the world.

New product pipeline projects, including the Centennial pipeline that connects the Gulf Coast to the Midwest and the Longhorn pipeline that connects the Gulf Coast to El Paso, Texas, will change the dynamics of regional refined product pricing in the U.S. The increased refined product supply capability will tend to mitigate the upside volatility of refined product margins in the Midwest and in the West Texas/New Mexico markets, and should also improve the Gulf Coast margins as more refined products are delivered away from the Gulf Coast region. Certain higher-cost, inefficient refiners in the Midwest and in the West Texas/New Mexico markets may be forced to shut down if they cannot reduce their costs to remain competitive.

Over the next several years, Valero expects the production of heavy sour crude will exceed that of light sweet crude by an increasing amount, which should result in widening discounts for Valero's purchases of sour crude oils. As the world economy strengthens, demand for crude oil is expected to increase. As OPEC increases its crude oil production levels to meet this demand, the incremental sour crude barrels that were taken off the market will be the first barrels brought back to the market to meet increasing demand. Additionally, new discoveries of sour and heavy reserves are rapidly coming to the market from areas such as deepwater Gulf of Mexico, the former Soviet Union and Canada. In some major regions such as the North Sea, light sweet crude production is already declining. With demand for sweet and light crude oils continuing to be strong due to the implementation in 2000 of lower sulfur requirements in products and the increasing availability of sour crude oil versus sweet crude oil, the price differential between sweet crude oil and sour crude oil should increase. Beginning in 2004, the further tightening of fuel specifications will also increase the demand for light, sweet crude, further contributing to wider light sweet/heavy sour price differentials. Valero expects to recognize significant benefits from its ability to meet current fuel specifications using predominantly sour crude oil feedstocks as the supply of sour crude and the demand for sweet crude continue to increase in the future. In addition, Valero expects that an improving world economy would cause crude oil demand to improve which would widen the sour crude discount, thereby significantly benefiting Valero.

Capital Investments

During 2001, Valero added more than 900,000 barrels per day of throughput capacity to its refining operations, acquired an extensive logistics business to enhance its business operations and became one of the nation's largest retailers, primarily through the UDS Acquisition on December 31, 2001. Currently, Valero's primary focus is to capture the synergy opportunities that the UDS Acquisition creates. Beyond 2002, Valero plans to implement projects to increase the amount of heavy sour crude processed at the UDS refineries.

Valero has major turnarounds planned for the remainder of 2002 at the Corpus Christi, Texas City and Paulsboro refineries, which are expected to enhance the profitability of these refineries going forward. As refining margins merit, Valero expects to continue making capital investments at its refineries to enhance feedstock flexibility, meet low sulfur gasoline and distillate requirements, meet other environmental requirements of both the EPA and various state agencies, make improvements in throughput capacity, and enhance the operational efficiency and mechanical reliability of its operations. Typically, these capital improvements would be implemented during scheduled maintenance turnarounds.

Valero also plans to continue its program of modernizing and upgrading its convenience store network through its re-imaging program. Over the past several years, UDS has re-imaged 130 sites. Valero plans to continue this program and is currently evaluating the entire network of UDS convenience stores to determine the appropriate branding, the number of sites and the timetable for upgrading the network.

Industry Consolidation

Significant industry consolidation through mergers and acquisitions has occurred in the past and is continuing. Valero expects that industry consolidations will continue, providing Valero with possible additional opportunities to expand its operations. Geographically, that growth will most likely come in the Northeast, Mid-Continent and Gulf Coast regions. Valero is well positioned to capitalize on further industry consolidation opportunities and to benefit from these long-term industry trends.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $304.2 million to $905.5 million during 2001 compared to 2000, due primarily to the significant increase in net income discussed above under "Results of Operations," partially offset by an increase in the amount of cash used to fund working capital. During 2001, approximately

$1.1 billion of cash was generated from earnings, approximately $181.1 million of which was used for other operating activities, primarily working capital requirements. During 2001, there were significant changes in individual components of working capital, as detailed in "Statements of Cash Flows" in Note 16 of Notes to Consolidated Financial Statements. Accounts payable decreased $237.6 million and accounts receivable decreased $122.1 million primarily due to a decline in various commodity prices from December 2000 to December 2001, partially offset by an increase in volumes purchased and sold. Accounts payable also declined due to Valero's redelivery to the U.S. Strategic Petroleum Reserve in 2001 of approximately one million barrels of crude oil in settlement of a time exchange of crude oil entered into in 2000. During 2001, cash provided by operating activities, issuances of common stock in connection with Valero's benefit plans, and proceeds from the disposition of property, plant and equipment were utilized to (i) fund capital expenditures, deferred turnaround and catalyst costs and the earn-out contingency payments to Salomon Inc and ExxonMobil discussed below, (ii) fund the acquisition of Huntway and inventories related to the acquisition of El Paso's Corpus Christi refinery and related product logistics business, (iii) repurchase shares of Valero common stock, and
(iv) pay common stock dividends.

Valero's cash flows from operations are primarily affected by the relationship, or margins, between refined product prices and the prices for crude oil and other feedstocks. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Based on results thus far in 2002 and margin estimates for the remainder of the year, operating cash flows for 2002 are expected to be significantly below 2001 levels.

As discussed in Note 2 of Notes to Consolidated Financial Statements, the $2.1 billion cash portion of the UDS Acquisition was financed with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. The bridge loan facility, which is a single-draw facility, has a one-year maturity. Proceeds from the required disposition of the Golden Eagle Refinery and associated retail assets must be used to pay down any amounts then outstanding under the bridge facility and reduce commitments thereunder. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term, respectively, and replace Valero's previous $835 million revolving bank credit and letter of credit facility. Borrowings under these facilities bear interest at either the London interbank offered rate (LIBOR) plus a margin, a base rate or a money market rate. The interest rate and fees under these credit facilities are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. The credit facilities include certain restrictive covenants including a coverage ratio and a debt-to-capitalization ratio. As of December 31, 2001, borrowings under the two revolving credit facilities were $525 million, while letters of credit outstanding were approximately $145 million. Valero also currently has an uncommitted short-term bank credit facility, along with various uncommitted bank letter of credit facilities. As of December 31, 2001, $200 million was outstanding under the short-term bank credit facility, and letters of credit totaling approximately $92 million were outstanding under the uncommitted letter of credit facilities.

As of December 31, 2001, Valero's committed revolving credit facilities also consisted of a Canadian facility under which a Canadian subsidiary may borrow, issue bankers' acceptances and obtain letters of credit in an aggregate amount of Cdn. $200 million, and a U.S. facility under which Valero L.P. may borrow up to

$120 million, both of which were assumed in the UDS Acquisition. Valero must pay annual fees on the total used and unused portion of these revolving credit facilities. The interest rate under these facilities floats based upon the prime rate, LIBOR or other floating interest rates, at Valero's option. As of December 31, 2001, there were no amounts outstanding under the Canadian facility and $16 million was outstanding under the Valero L.P. facility.

As of December 31, 2001, Valero had outstanding $150 million principal amount of 6 3/4% notes, under which a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002. If the third party does not exercise its purchase option, Valero would be required to repurchase the notes at par on December 15, 2002. Valero currently expects that the third party will exercise its purchase option, in which case the term of the notes would be extended to December 15, 2032.

As discussed in Note 2 of Notes to Consolidated Financial Statements, effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company for a total cost, net of cash acquired, of approximately $76 million. Also effective June 1, 2001, Valero purchased for approximately $109 million, inventories related to the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business. These expenditures were funded with cash from operations.

During 2001, Valero reduced its exposure to increases in interest rates by refinancing its $18.5 million of taxable, variable-rate industrial revenue bonds with tax-exempt fixed-rate bonds that bear interest at 6.65%. See Note 10 of Notes to Consolidated Financial Statements.

Valero's registration statement on Form S-4 was declared effective on August 24, 2001 to register the shares of Valero common stock that were issued to UDS shareholders in connection with the UDS Acquisition. Valero issued 45,887,826 shares of Valero common stock and vested 5,836,933 employee stock options in connection with the UDS Acquisition, which increased stockholders' equity by approximately $2.2 billion. See Note 14 of Notes to Consolidated Financial Statements.

As of December 31, 2001, Valero's debt-to-capitalization ratio (net of cash) was 54.5%, which includes the effect of completing the UDS, Huntway and El Paso acquisitions. For purposes of this computation, "debt" includes amounts stated as "Payable to UDS shareholders" on the Consolidated Balance Sheet, the $200 million of company-obligated preferred securities of subsidiary trust assumed in the UDS Acquisition, and 20%, or $34.5 million, of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units in 2000.

As described in Note 2 of Notes to Consolidated Financial Statements, if certain average refining margins exceed a specified level in any of the ten years following Valero's May 1997 acquisition of Basis Petroleum, Inc. from Salomon Inc, Salomon is entitled to receive certain "earn-out" payments from Valero. Also, Mobil Oil Corporation (now ExxonMobil) is entitled to receive certain "earn-out" payments in any of the five years following Valero's September 1998 acquisition of the Paulsboro Refinery, if certain average refining margins during any of these years exceed a specified level. Based on refining margins during the years ended May 2001 and September 2001, earn-out payments paid to Salomon and ExxonMobil during 2001 were

$35 million and $20 million, respectively. Based on actual margins since May and September of 2001, and estimated margin levels through May and September of 2002, an earn-out payment of approximately $12 million would be due to Salomon in May 2002, while no earn-out payment would be due to ExxonMobil.

During 2001, excluding amounts pertaining to (i) the earn-out contingency payments to Salomon and ExxonMobil described above, (ii) the acquisition cost of Huntway, (iii) the acquisition cost of El Paso's Corpus Christi refinery and related product logistics business, and (iv) the acquisition cost of UDS, Valero expended approximately $536 million for capital investments, including capital expenditures of $394 million and deferred turnaround and catalyst costs of $142 million. The capital expenditure amount included approximately $34 million for environmental projects. These environmental projects included new equipment and improvements to existing equipment that reduce emissions from future operations. For 2002, Valero currently expects to incur approximately $1 billion for capital investments, including approximately $840 million for capital expenditures (approximately $165 million of which is for environmental projects) and approximately $160 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes approximately $100 million and $35 million, respectively, related to a delayed coker facility at the Texas City Refinery and the planned expansion of the UDS headquarters facility for future use as Valero's new corporate headquarters, which are being funded through structured lease arrangements (see the discussion below and Notes 23 and 27 of Notes to Consolidated Financial Statements). The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and diesel fuels. If Valero violates or fails to comply with these laws and regulations, it could be fined or otherwise sanctioned. In February 2000, the EPA finalized its Tier II gasoline standard under the Clean Air Act. The standard requires the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million. The regulation will be phased in between 2004 and 2006. In addition, the EPA finalized its Tier II distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers from 500 parts per million to 15 parts per million, beginning in 2006. Valero has determined that modifications will be required at each of its refineries as a result of the Tier II standards. Based on its latest estimates, Valero believes that capital expenditures of approximately $550 million will be required for its refineries to meet the Tier II standards (exclusive of any costs for hydrogen facilities). However, because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, Valero cannot predict with certainty the level of future expenditures that will be required for environmental matters. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position or liquidity.

The following table presents long-term contractual obligations of Valero and the related payments due, in total and by period as of December 31, 2001 (in thousands). Excluded from this table is the $2.1 billion in cash paid to UDS shareholders in January 2002, as discussed above and in Note 2 of Notes to Consolidated Financial Statements, and debt related to bank facilities which is included in the commercial bank commitments table below. Valero had no unconditional purchase obligations as of December 31, 2001.

                                                                           Payments Due by Period
                                                           --------------------------------------------------------
                                                            Less than
Contractual Obligations                         Total         1 Year      1-3 Years      4-5 Years    Over 5 Years
-----------------------                         -----      -----------    ---------      ---------    ------------
Long-term debt (stated maturities).......    $2,259,297      $276,535      $ 29,358    $  697,248      $1,256,156
Capital lease obligations................       294,000            --       294,000            --              --
Operating leases.........................       744,017       152,199       241,828       160,784         189,206

The operating lease amounts in the above table exclude minimum rentals to be received under subleases. Included in the operating lease amounts above are long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. These leases are for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the production of refined products. These entities constructed or purchased the related assets and then leased them to Valero. The assets held by these entities were originally recorded at the cost of the assets constructed or purchased, with such cost being funded through borrowings by these entities and equity contributions equal to at least 3% of the asset cost. Each entity maintains at all times a minimum equity equal to 3% of the related assets. No interest in these entities is held by Valero, its affiliates or any related parties. All agreements provided for initial commitment terms of either 5 or 7 years, expiring at various times between August 2002 and September 2006. For each lease, Valero has the option to purchase the leased assets at any time during the lease term for a price that approximates fair value. After the initial lease term, the leases may be extended by agreement of the parties. Alternatively, Valero may arrange for the sale of the leased properties to one or more third parties, in which case the leases provide for a maximum residual value guarantee ranging from 82% to 85% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of December 31, 2001, the value of these leased assets held by these entities was approximately $513 million.

In addition to the above-noted structured lease arrangements, in August 2001, Valero entered into a $300 million structured lease arrangement to fund the construction of a new 45,000 barrel-per-day delayed coker facility at its Texas City Refinery. Also, in February 2002, Valero entered into a $170 million structured lease arrangement to combine a portion of an existing structured lease assumed in the UDS Acquisition (and included in the above discussion) related to the UDS headquarters facility with the funding of planned construction to expand this facility for future use as Valero's new corporate headquarters. These structured lease arrangements have lease terms that expire in August 2006 and February 2007, respectively, and provide for certain renewal options. The terms of these arrangements are similar to the lease arrangements described above, except that if Valero elects to renew the headquarters facility lease, Valero is required to provide cash collateral in an amount equal to the residual value guarantee, which is currently estimated to be approximately $146 million.

Valero makes use of these structured lease arrangements to provide additional liquidity to fund its ongoing operations. Valero believes that it is not reasonably likely that it will opt to purchase these leased assets at any time during the lease term and would likely opt to renew the leases for such assets under similar arrangements. However, there can be no assurance regarding the availability of future structured lease arrangements or whether such arrangements can be made available on terms acceptable to Valero.

The following table presents Valero's commercial bank commitments and the amount of commitment expiration per period as of December 31, 2001 (in thousands). Valero had no guarantees or standby repurchase obligations as of December 31, 2001.

                                                                 Amount of Commitment Expiration per Period
                                                Total      -------------------------------------------------------
                                               Amounts      Less than
Commercial Bank Commitments                   Committed       1 Year      1-3 Years      4-5 Years    Over 5 Years
---------------------------                   ---------     ---------     ---------      ---------    ------------
Lines of credit.......................       $3,449,845     $2,579,845      $    --       $870,000        $  --
Standby letters of credit.............          144,735        110,032       34,687             --           16

As discussed in Note 5 of Notes to Consolidated Financial Statements, Valero, through a wholly owned subsidiary, has an agreement, which matures in September 2002, with a third party financial institution to sell, on a revolving basis, up to $100 million of eligible trade accounts receivable. Also, in connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, maturing in December 2002, whereby Valero can sell, on an ongoing basis, eligible credit card and trade accounts receivable through a wholly owned subsidiary to a third party financial institution. Under these agreements, the subsidiaries sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third party financial institutions which maintain at all times a 3% equity interest in their undivided interest in the receivables. Valero's retained interest in these receivables is included in "Receivables, net" on the Consolidated Balance Sheets and is recorded at fair value. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under these programs. During 2001, 2000 and 1999, the costs incurred by Valero related to its pre-existing program, which are included in "Other income (expense), net" in the Consolidated Statements of Income and exclude costs related to the program assumed in the UDS Acquisition, were $2.3 million, $6.8 million and $1.6 million, respectively. As of December 31, 2001, the amount of eligible receivables sold to the third party financial institutions under these programs was $373 million.

In September 1997, Valero sold approximately 7.5 million barrels of feedstock and refined product inventories to a non-consolidated special purpose entity
(SPE) for $150 million under a petroleum products purchase agreement that matures in August 2002. Under this agreement, Valero has an option to purchase petroleum product volumes equivalent to those sold on or before the stated maturity date at then current market prices. In connection with the UDS Acquisition, Valero assumed a similar arrangement maturing in June 2002 under which UDS originally sold approximately 6.4 million barrels of feedstock and refined product inventories to a non-consolidated SPE for $140 million. Valero also has an option under this arrangement to purchase petroleum product volumes equivalent to those sold at then current market prices. Had Valero exercised both of these options as of December 31, 2001, the fair value of the feedstock and refined product volumes under these purchase options would have been approximately $282 million.

Valero has no rating agency triggers in any of its agreements that would require it to post additional collateral or to perform other duties that would impact its liquidity. In the event of a downgrade by the rating agencies, the only changes that would occur would be in the pricing under some of its bank credit facilities, structured leases and other arrangements.

Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During 2001, Valero repurchased shares of its common stock under these programs at a cost of $156.7 million. Through February 2002, Valero has repurchased additional common shares under these programs at a cost of approximately $6.4 million.

Dividends on Valero's common stock are considered quarterly by Valero's Board of Directors, are determined by the Board on the basis of earnings and cash flows, and may be paid only when approved by the Board. Through the third quarter of 2001, Valero declared a dividend of $.08 per common share for each quarter since the July 1997 Restructuring. On October 18, 2001, Valero's Board of Directors approved an increase in Valero's regular quarterly cash dividend on common stock from $.08 per common share to $.10 per common share.

Valero believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. During the first quarter of 2002, Valero expects to file a $3.5 billion universal shelf registration statement with the SEC, and during the second quarter of 2002, Valero expects to issue approximately $1.5 billion of notes with varying maturities. The proceeds are expected to be used to reduce borrowings under various bank credit facilities. Valero expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings. However, there can be no assurances regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero.

Valero's refining and marketing operations have a concentration of customers in the petroleum refining industry and petroleum products markets. These concentrations of customers may impact Valero's overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions. However, Valero believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, Valero has not had any significant problems collecting its accounts receivable.

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

CRITICAL ACCOUNTING POLICIES

Valero's discussion and analysis of its financial condition and results of operations are based on Valero's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires Valero to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Valero believes the following accounting policies, which are described in Note 1 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

INVENTORIES

As discussed in Note 1 of Notes to Consolidated Financial Statements, inventories are stated at the lower of cost or market, with the cost of refinery feedstocks purchased for processing and produced products determined primarily under the last-in, first-out (LIFO) method of inventory pricing, while the cost of feedstocks and products purchased for resale, and the cost of materials, supplies and convenience store merchandise is determined under the weighted average cost method. Under the LIFO method of inventory pricing, Valero utilizes the dollar-value LIFO method and uses average purchase prices during the year to value any increments to its LIFO inventory. Inherent in the dollar-value LIFO method are certain significant management judgments and estimates including, among others, the number of LIFO pools, the number of items within each pool, inventory levels, and the purchase prices used to determine the value of increments, all of which can significantly impact the inventory valuation.

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the UDS Acquisition, Valero's purchase price (cost) was in excess of the estimated fair value of UDS's net assets acquired, resulting in goodwill. In addition, Valero acquired certain intangible assets, including customer lists, trade names, and air emission credits. As stated in Note 1 of Notes to Consolidated Financial Statements under New Accounting Pronouncements, FASB Statement No. 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Statement No. 142 requires, in lieu of amortization, an initial impairment review of goodwill in 2002 and an annual impairment test thereafter. Valero currently does not expect to record an impairment charge upon completion of the initial impairment review as the UDS Acquisition which resulted in goodwill and other intangible assets was completed on December 31, 2001 and was recorded at estimated fair value on that date. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded. In addition, Valero is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

REFINERY TURNAROUND COSTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, costs incurred in connection with planned major maintenance activities at Valero's refineries (refinery turnaround costs) are deferred when incurred and amortized on a straight-line basis over that period of time estimated to lapse until the next turnaround occurs. The frequency of refinery turnarounds varies with each operating unit; the weighted average amortization period for the balance of deferred turnaround costs as of December 31, 2001 is 3.4 years. Diversity in accounting for those kinds of costs has been widely observed in the refining industry; however, Valero believes the method it has selected results in the best matching of expenses against the related revenues.

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a Statement of Position (SOP) entitled "Accounting for Certain Costs and Activities Related To Property, Plant, and Equipment," in which the issue of accounting for the costs of planned major maintenance activities was addressed. Such activities include refinery turnaround costs. The exposure draft concluded that the total cost of planned major maintenance activities cannot be deferred, but that instead the individual costs of such planned major maintenance activities need to be evaluated. Under the provisions of the exposure draft, the majority of turnaround costs would be required to be expensed. If Valero had been required to expense refinery turnaround costs in the past, operating results would have been materially different. If the provisions of the exposure draft are enacted and turnaround costs are ultimately required to be expensed as incurred, Valero's reported income would become more volatile since most turnarounds are scheduled in the first quarter of each year.

INCOME TAXES

As part of the process of preparing consolidated financial statements, Valero must assess the likelihood that its deferred income tax assets will be recovered through future taxable income. To the extent Valero believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets. Valero has recorded a valuation allowance as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses carried forward and foreign tax credits carried forward, before they expire. The valuation allowance is based on Valero's estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. In the event that actual results differ from these estimates or Valero adjusts these estimates in future periods, Valero may need to establish an additional valuation allowance. The net deferred income tax asset as of December 31, 2001 was $393.3 million, net of a valuation allowance of $24.0 million.

ENVIRONMENTAL LIABILITIES

As discussed in Item 1 under Environmental Matters, Valero's operations are subject to environmental regulation by federal, state and local authorities, and compliance requirements relate primarily to discharge of materials into the environment, waste management and pollution prevention measures. Future action and regulatory initiatives could result in changes to required operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies. Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above, after consideration of indemnifications from various third parties. However, environmental liabilities are difficult to assess and estimate due to unknown factors, including the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

PRICE RISK MANAGEMENT ACTIVITIES

As discussed in Notes 1 and 17 of Notes to Consolidated Financial Statements, Valero has adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In order to qualify for hedge accounting, among other things, Valero must demonstrate that the hedge is effective in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. For Valero's derivatives designated and documented as either fair value or cash flow hedges, the hedges have historically been effective in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. If these hedges were to become ineffective in a future period, all deferred gains or losses would be recorded to earnings in the period the hedges were to become ineffective and all prospective changes in fair value would be recognized in earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment under FASB 133. These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in earnings. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income. See Note 1 of Notes to Consolidated Financial Statements for a discussion of Valero's accounting policies related to its derivative commodity instrument transactions, including Valero's adoption of FASB Statement No. 133 effective January 1, 2001.

The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

The following table provides information about Valero's derivative commodity instruments as of December 31, 2001 (dollars in thousands, except for the weighted average pay and receive prices as described below), including:

o fair value hedges - held to hedge refining inventories and unrecognized firm commitments,

o cash flow hedges - held to hedge forecasted feedstock purchases and product sales,

o economic hedges - (i) held to manage price volatility in refined product inventories, and (ii) held to manage price volatility in forecasted feedstock, natural gas and refined product purchases, and

o    trading activity - held or issued for trading purposes.

Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements. The gain or (loss) on swaps is equal to the fair value amount and represents the excess of the receive price over the pay price times the notional contract volumes. For futures and options, the gain or (loss) represents (i) the excess of the fair value amount over the contract amount for long positions, and (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures, the weighted-average pay price represents the contract price for both long and short positions. All derivative commodity instruments assumed in connection with the UDS Acquisition were recorded at fair value on December 31, 2001; thus no gain or (loss) is shown in the tables below. Accordingly, swaps assumed in the UDS Acquisition have zero fair value as of December 31, 2001 as the weighted average pay price is equal to the weighted average receive price. Additionally, for futures and options assumed in the UDS Acquisition, the contract amount is equal to the fair value of the assumed contracts as of December 31, 2001.

                                                                      DECEMBER 31, 2001
                                           ------------------------------------------------------------------------
                                                         WTD AVG      WTD AVG
                                           CONTRACT        PAY        RECEIVE     CONTRACT      FAIR        GAIN
                                            VOLUMES       PRICE        PRICE        VALUE      VALUE        (LOSS)
                                           --------      -------      -------     --------    --------    ---------
FAIR VALUE HEDGES:

SWAPS - LONG:
  2002 (crude oil and refined products)          75      $  1.20      $  1.37          N/A    $     12    $      12
FUTURES - LONG:
  2002 (crude oil and refined products)       1,428        24.73          N/A     $ 35,317      33,600       (1,717)
FUTURES - SHORT:
  2002 (crude oil and refined products)       7,177        24.31          N/A      174,492     170,824        3,668

CASH FLOW HEDGES:

SWAPS - SHORT:
  2002 (crude oil and refined products)       5,040         3.07         3.93          N/A       4,332        4,332
FUTURES - LONG:
  2002 (crude oil and refined products)      13,845        21.35          N/A      295,537     291,780       (3,757)
FUTURES - SHORT:
  2002 (crude oil and refined products)      10,706        21.04          N/A      225,264     222,865        2,399
OPTIONS - SHORT:
  2002 (crude oil and refined products)       2,100         3.29          N/A        1,418       2,721       (1,303)

ECONOMIC HEDGES:

SWAPS - LONG:
  2002 (crude oil and refined products)         724         7.36         7.36          N/A          --           --
  2002 (natural gas)                         13,663         2.84         2.84          N/A          --           --
SWAPS - SHORT:
  2002 (natural gas)                         11,403         3.90         3.90          N/A          --           --
FUTURES - LONG:
  2002 (crude oil and refined products)       2,469        21.02          N/A       51,908      51,259         (649)
  2003 (crude oil and refined products)          13        24.62          N/A          320         320           --
FUTURES - SHORT:
  2002 (crude oil and refined products)      11,523        21.30          N/A      245,459     244,171        1,288
  2002 (natural gas)                            300         2.98          N/A          893         770          123
OPTIONS - LONG:
  2002 (crude oil and refined products)         250         0.29          N/A           73          73           --

TRADING ACTIVITIES:

SWAPS - LONG:
  2002 (crude oil and refined products)       4,575         5.37         5.24          N/A        (579)        (579)
SWAPS - SHORT:
  2002 (crude oil and refined products)       5,150         3.86         4.15          N/A       1,500        1,500
FUTURES - LONG:
  2002 (crude oil and refined products)       2,597        23.41          N/A       60,796      56,418       (4,378)
  2002 (natural gas)                            250         2.97          N/A          744         641         (103)
FUTURES - SHORT:
  2002 (crude oil and refined products)       2,597        23.66          N/A       61,438      57,307        4,131
  2002 (natural gas)                            900         2.88          N/A        2,596       2,310          286
OPTIONS - SHORT:
  2002 (crude oil and refined products)         600         4.47          N/A          485         940         (455)
  2002 (natural gas)                            600         3.29          N/A          192          59          133

The following table provides information about Valero's derivative commodity instruments as of December 31, 2000 (dollars in thousands, except for the weighted average pay and receive prices as described below), including:

o   hedges of refining inventory,

o hedges of anticipatory transactions - held to hedge anticipated feedstock and product purchases, product sales and refining margins, and

o   trading activity - held or issued for trading purposes.

Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements. The gain or (loss) on swaps is equal to the fair value amount, and represents the excess of the receive price over the pay price times the notional contract volumes. The gain or (loss) on futures and options is equal to (i) the excess of the fair value amount over the contract amount for long positions, and (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures, the weighted-average pay price represents the contract price for both long and short positions.

                                                                       DECEMBER 31, 2000
                                                 -----------------------------------------------------------
                                                               WTD AVG      WTD AVG
                                                 CONTRACT        PAY        RECEIVE     CONTRACT      FAIR
                                                  VOLUMES       PRICE        PRICE        VALUE      VALUE
                                                 --------      -------      -------     --------    --------
HEDGES OF REFINING INVENTORY:

SWAPS - LONG:
  2001 (crude oil and refined products)               150      $  1.62      $  4.27          N/A    $    398
SWAPS - SHORT:
  2001 (crude oil and refined products)             1,800         7.14         4.18          N/A      (5,326)
FUTURES - LONG:
  2001 (crude oil and refined products)            10,898        31.58          N/A      344,201     345,732
  2001 (natural gas)                                1,200         4.56          N/A        5,471      11,730
FUTURES - SHORT:
  2001 (crude oil and refined products)            12,263        32.42          N/A      397,625     398,612
  2001 (natural gas)                                1,200         4.71          N/A        5,652      11,730

HEDGES OF ANTICIPATORY TRANSACTIONS:

SWAPS - LONG:
  2001 (crude oil and refined products)               750         1.62         2.35          N/A         547
SWAPS - SHORT:
  2001 (crude oil and refined products)             9,000         3.39         3.60          N/A       1,845
FUTURES - LONG:
  2001 (crude oil and refined products)             1,012        26.53          N/A       26,844      25,955
FUTURES - SHORT:
  2001 (crude oil and refined products)             1,066        30.67          N/A       32,689      32,485

TRADING ACTIVITIES:

SWAPS - LONG:
  2001 (crude oil and refined products)             6,450         4.08         5.09          N/A       6,512
  2001 (natural gas)                               56,070         4.82         7.85          N/A     169,488
SWAPS - SHORT:
  2001 (crude oil and refined products)             7,400         4.44         3.55          N/A      (6,571)
  2001 (natural gas)                               56,060         7.85         4.81          N/A    (170,812)
FUTURES - LONG:
  2001 (crude oil and refined products)             7,720        24.54          N/A      189,430     200,701
  2002 (crude oil and refined products)                 8        26.10          N/A          209         189
  2001 (natural gas)                               14,410         5.28          N/A       76,050     130,356
FUTURES - SHORT:
  2001 (crude oil and refined products)             6,670        24.19          N/A      161,334     179,454
  2001 (natural gas)                               15,920         5.18          N/A       82,472     139,205

In addition to the above, as of December 31, 2001 and 2000, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in August 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted average pay price of $20.11 per barrel. As of December 31, 2001, these swaps had a weighted average receive price of $20.53 per barrel and a net after-tax gain recorded in other comprehensive income of approximately $17.0 million. As of December 31, 2000, these swaps had a weighted average receive price of $22.75 per barrel and a net unrecognized fair value of approximately $42.9 million. Further, in connection with the UDS Acquisition, Valero assumed certain swap contracts under which it is the fixed price payor under contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in June 2002, have notional volumes totaling approximately 6.4 million barrels, and have a weighted average pay price of $22.20 per barrel. As the contracts were acquired on December 31, 2001, no amount is recorded in other comprehensive income.

Swaps and futures contracts held to hedge refining inventories at the end of 2000 had remaining terms of less than one year. As of December 31, 2000, 14.9% of Valero's refining inventory position was hedged. As of December 31, 2000, $3.1 million of deferred hedge losses were included as an increase in refining inventories. The majority of contracts hedging anticipated transactions mature in 2001 with certain contracts extending through 2002. There were no significant explicit deferrals of hedging gains or losses related to these anticipated transactions as of the end of 2000.

The following table discloses the net gains (losses) from trading activities and average fair values of contracts held or issued for trading purposes for the year ended December 31, 2000 (dollars in thousands):


                                                                          AVERAGE FAIR VALUE OF
                                                 NET GAINS (LOSSES)        ASSETS (LIABILITIES)
                                                 ------------------       ---------------------
   Swaps..................................            $ (1,524)                  $1,547
   Options................................                  45                      (31)
   Futures................................              (3,854)                     375
                                                      --------

     Total................................            $ (5,333)
                                                      ========

INTEREST RATE RISK

Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt (see Note 10 of Notes to Consolidated Financial Statements). As discussed in Note 17 under "Interest Rate Risk," in connection with the UDS Acquisition, Valero assumed certain interest rate swap agreements entered into in order to manage exposure to changing interest rates on certain fixed-rate debt obligations.

The following table provides information about the assumed long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at the reporting date.

                                                                   DECEMBER 31, 2001
                                   ------------------------------------------------------------------------------
                                                  EXPECTED MATURITY DATES
                                   ------------------------------------------------------
                                                                                 THERE-                   FAIR
                                    2002     2003     2004     2005     2006      AFTER       TOTAL       VALUE
                                   ------   ------   ------   ------   ------   ---------   ---------   ---------
                                                           (in millions, except interest rates)
LONG-TERM DEBT:
   Fixed rate...................   $276.5   $ 28.8   $  0.6   $396.6   $300.6   $ 1,256.2   $ 2,259.3   $ 2,310.7
     Average interest rate......      8.6%     8.2%     7.7%     8.1%     7.4%        7.3%        7.6%
   Floating rate................     21.5       --       --       --    541.0          --       562.5       562.5
     Average interest rate......      4.0%      --       --       --      2.7%         --         2.7%

INTEREST RATE SWAPS
  FIXED TO FLOATING:
   Notional amount..............   $200.0   $   --   $   --   $150.0   $   --   $   100.0   $   450.0   $    17.8
     Average pay rate...........      1.8%     3.9%     5.2%     5.6%     6.1%        6.5%        5.4%
     Average receive rate.......      6.4%     6.6%     6.6%     6.6%     6.9%        6.9%        6.7%

FOREIGN CURRENCY RISK

In connection with the UDS Acquisition, Valero may enter into short-term foreign exchange and purchase contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. As of December 31, 2001, Valero did not have any outstanding short-term foreign exchange or purchase contracts.

ITEM 8. FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Valero Energy Corporation:

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 5, 2002

                  VALERO ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
                                       ASSETS
Current assets:
   Cash and temporary cash investments ........................................   $    269,437    $     14,596
   Restricted cash ............................................................         76,623              --
   Receivables, net ...........................................................        785,605         585,892
   Inventories ................................................................      1,453,106         539,882
   Current deferred income tax assets .........................................             --         105,817
   Income taxes receivable ....................................................        132,226              --
   Prepaid expenses and other current assets ..................................         92,510          38,880
   Assets held for sale .......................................................      1,303,637              --
                                                                                  ------------    ------------
     Total current assets .....................................................      4,113,144       1,285,067
                                                                                  ------------    ------------

Property, plant and equipment, at cost ........................................      8,197,841       3,481,117
Less accumulated depreciation .................................................       (937,386)       (804,437)
                                                                                  ------------    ------------
   Property, plant and equipment, net .........................................      7,260,455       2,676,680
                                                                                  ------------    ------------

Goodwill ......................................................................      2,210,473              --
Intangible assets, net.........................................................        366,702          59,141
Deferred charges and other assets .............................................        426,322         286,816
                                                                                  ------------    ------------
     Total assets .............................................................   $ 14,377,096    $  4,307,704
                                                                                  ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt ......................   $    505,661    $     27,000
   Payable to UDS shareholders ................................................      2,055,250              --
   Accounts payable ...........................................................      1,374,501         806,697
   Accrued expenses ...........................................................        413,902         104,473
   Taxes other than income taxes ..............................................        320,208          72,589
   Current deferred income tax liabilities ....................................         60,724              --
   Income taxes payable .......................................................             --          28,233
                                                                                  ------------    ------------
     Total current liabilities ................................................      4,730,246       1,038,992
                                                                                  ------------    ------------

Long-term debt, less current portion ..........................................      2,517,398       1,042,417
                                                                                  ------------    ------------
Capital lease obligations .....................................................        287,849              --
                                                                                  ------------    ------------
Deferred income tax liabilities ...............................................      1,388,123         406,634
                                                                                  ------------    ------------
Other long-term liabilities ...................................................        762,809         120,106
                                                                                  ------------    ------------
Commitments and contingencies


Company-obligated preferred securities of subsidiary trusts ...................        372,500         172,500
                                                                                  ------------    ------------
Minority interest in consolidated partnership .................................        115,608              --
                                                                                  ------------    ------------

Stockholders' equity:
   Common stock, $0.01 par value; 300,000,000 and 150,000,000 shares authorized at 2001 and 2000, respectively; issued 108,198,992
     and 62,311,166 shares at 2001 and 2000, respectively .....................          1,082             623
   Additional paid-in capital .................................................      3,468,550       1,249,127
   Treasury stock, at cost; 4,001,683 and 1,472,698 shares
     at 2001 and 2000, respectively ...........................................       (149,616)        (44,261)
   Retained earnings ..........................................................        864,421         321,566
   Accumulated other comprehensive income .....................................         18,126              --
                                                                                  ------------    ------------
     Total stockholders' equity ...............................................      4,202,563       1,527,055
                                                                                  ------------    ------------
     Total liabilities and stockholders' equity ...............................   $ 14,377,096    $  4,307,704
                                                                                  ============    ============

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
Operating revenues .........................................   $ 14,988,339    $ 14,671,087    $  7,961,168
                                                               ------------    ------------    ------------

Costs and expenses:
   Cost of sales and operating expenses ....................     13,684,041      13,817,524       7,731,151
   Selling and administrative expenses .....................        165,215         130,506          68,463
   Depreciation expense ....................................        137,740         112,078          89,525
                                                               ------------    ------------    ------------
     Total costs and expenses ..............................     13,986,996      14,060,108       7,889,139
                                                               ------------    ------------    ------------

Operating income ...........................................      1,001,343         610,979          72,029
Other income (expense), net ................................         (4,613)            282           3,587
Interest and debt expense:
   Incurred ................................................        (99,142)        (83,678)        (61,182)
   Capitalized .............................................         10,634           7,433           5,753
Distributions on preferred securities of subsidiary trust ..        (13,369)         (6,796)             --
                                                               ------------    ------------    ------------
Income before income tax expense ...........................        894,853         528,220          20,187
Income tax expense .........................................        331,300         189,100           5,900
                                                               ------------    ------------    ------------

Net income .................................................   $    563,553    $    339,120    $     14,287
                                                               ============    ============    ============

Earnings per share of common stock .........................   $       9.28    $       5.79    $       0.25
   Weighted average common shares outstanding
     (in thousands) ........................................         60,749          58,532          56,086

Earnings per share of common stock -
   assuming dilution .......................................   $       8.83    $       5.60    $       0.25
   Weighted average common equivalent shares outstanding
     (in thousands) ........................................         63,803          60,525          56,758

Dividends per share of common stock ........................   $       0.34    $       0.32    $       0.32


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                      RETAINED                     ACCUMULATED
                                          NUMBER OF                  ADDITIONAL       EARNINGS                        OTHER
                                           COMMON        COMMON        PAID-IN      (ACCUMULATED    TREASURY      COMPREHENSIVE
                                           SHARES         STOCK        CAPITAL         DEFICIT)      STOCK           INCOME
                                         -----------   -----------   -----------    ------------   -----------    -------------
BALANCE AS OF DECEMBER 31, 1998 ......    56,314,798   $       563   $ 1,112,726    $    (17,618)  $   (10,384)   $          --
   Net income ........................            --            --            --          14,287            --               --
   Dividends on common stock .........            --            --       (17,931)             --            --               --
   Shares repurchased and shares
     issued in connection with
     employee stock plans and other ..        16,368            --        (2,447)             --         5,573               --
                                         -----------   -----------   -----------    ------------   -----------    -------------

BALANCE AS OF DECEMBER 31, 1999 ......    56,331,166           563     1,092,348          (3,331)       (4,811)              --
   Net income ........................            --            --            --         339,120            --               --
   Dividends on common stock .........            --            --        (4,469)        (14,223)           --               --
   Proceeds from common stock
     offering, net ...................     5,980,000            60       166,693              --            --               --
   Shares repurchased and shares
     issued in connection with
     employee stock plans and other ..            --            --           339              --       (39,450)              --
   Issuance costs of PEPS Units ......            --            --        (5,784)             --            --               --
                                         -----------   -----------   -----------    ------------   -----------    -------------

BALANCE AS OF DECEMBER 31, 2000 ......    62,311,166           623     1,249,127         321,566       (44,261)              --
   Net income ........................            --            --            --         563,553            --               --
   Dividends on common stock .........            --            --            --         (20,698)           --               --
   Issuance of common stock in
     connection with UDS
     Acquisition .....................    45,887,826           459     2,064,034              --            --               --
   Fair value of replacement stock
     options issued in connection
     with UDS Acquisition ............            --            --       120,075              --            --               --
   Shares repurchased and shares
     issued in connection with
     employee stock plans and other ..            --            --        35,314              --      (105,355)              --
   Net gains on cash flow hedges .....            --            --            --              --            --           18,126
                                         -----------   -----------   -----------    ------------   -----------    -------------

BALANCE AS OF DECEMBER 31, 2001 ......   108,198,992   $     1,082   $ 3,468,550    $    864,421   $  (149,616)   $      18,126
                                         ===========   ===========   ===========    ============   ===========    =============

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2001            2000            1999
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................   $    563,553    $    339,120    $     14,287
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation expense ............................................        137,740         112,078          89,525
     Amortization of deferred charges and other, net .................        114,614          60,978          49,498
     Changes in current assets and current liabilities ...............       (152,842)          3,492         293,822
     Deferred income tax expense (benefit) ...........................        270,700         103,100          (9,400)
     Changes in deferred charges and credits and other, net ..........        (28,251)        (17,466)         (2,621)
                                                                         ------------    ------------    ------------
       Net cash provided by operating activities .....................        905,514         601,302         435,111
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................       (393,561)       (194,889)       (100,594)
   Deferred turnaround and catalyst costs ............................       (142,423)       (107,495)        (72,681)
   UDS Acquisition, net of cash acquired .............................     (1,829,584)             --              --
   Advance to UDS in connection with UDS Acquisition .................       (703,057)             --              --
   Purchase of inventories in connection with El Paso Acquisition ....       (108,779)             --              --
   Huntway Acquisition, net of cash acquired .........................        (75,782)             --              --
   Benicia Acquisition ...............................................             --        (889,730)             --
   Earn-out payments in connection with acquisitions .................        (55,000)             --              --
   Proceeds from disposition of property, plant and equipment ........          7,699               7           1,255
   Investment in joint ventures and other, net .......................         (1,393)         (1,880)           (148)
                                                                         ------------    ------------    ------------
       Net cash used in investing activities .........................     (3,301,880)     (1,193,987)       (172,168)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing required to fund cash portion of UDS Acquisition,
     net of issuance costs ...........................................      2,052,553              --              --
   Increase (decrease) in short-term debt, net .......................        173,000          27,000        (160,000)
   Long-term debt borrowings, net of issuance costs ..................        543,095       1,899,344         922,794
   Long-term debt repayments .........................................        (18,500)     (1,647,000)       (961,000)
   Proceeds from common stock offering, net ..........................             --         166,753              --
   Issuance of common stock in connection
     with employee benefit plans .....................................         78,434          17,365          15,620
   Proceeds from offering of preferred securities
     of subsidiary trust, net ........................................             --         166,716              --
   Common stock dividends ............................................        (20,698)        (18,692)        (17,931)
   Purchase of treasury stock ........................................       (156,677)        (64,292)        (13,538)
                                                                         ------------    ------------    ------------
       Net cash provided by (used in) financing activities ...........      2,651,207         547,194        (214,055)
                                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS ........................................        254,841         (45,491)         48,888

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR .............         14,596          60,087          11,199
                                                                         ------------    ------------    ------------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR ...................   $    269,437    $     14,596    $     60,087
                                                                         ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                      YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  2001          2000         1999
                                                               ----------    ----------   ----------
Net income .................................................   $  563,553    $  339,120   $   14,287

Other comprehensive income, net of
 income tax expense (benefit):
   Net gain on derivative instruments designated and
     qualifying as cash flow hedges:
       Statement No. 133 transition adjustment,
          net of income tax expense of $15,240 .............       28,304            --           --
       Net loss arising during the period,
          net of income tax benefit of $19,363 .............      (35,960)           --           --
       Net loss reclassified into income,
          net of income tax benefit of $13,883 (including
          $679 related to the Statement No. 133 transition
          adjustment, net of tax of $441) ..................       25,782            --           --
                                                               ----------    ----------   ----------
   Net gains on cash flow hedges ...........................       18,126            --           --
                                                               ----------    ----------   ----------

Comprehensive income .......................................   $  581,679    $  339,120   $   14,287
                                                               ==========    ==========   ==========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Valero Energy Corporation (Valero) is an independent refining and marketing company. Prior to the acquisition of Ultramar Diamond Shamrock Corporation (UDS) on December 31, 2001, discussed further below, Valero owned and operated six refineries in Texas, California, Louisiana and New Jersey with a combined throughput capacity of over one million barrels per day. Valero produces premium, environmentally clean products such as reformulated gasoline, gasoline meeting specifications of the California Air Resources Board (CARB), low-sulfur diesel and oxygenates. Valero also produces distillates, jet fuel and petrochemicals. Valero markets its products through an extensive wholesale bulk and rack marketing network, and through branded retail and other distributor retail locations.

During 2001, Valero completed the following acquisitions:
o June 1 - Huntway Refining Company, which owned and operated two California asphalt refineries (Huntway Acquisition);

o June 1 - El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business (El Paso Acquisition);

o December 31 - UDS, an independent refining and marketing company, which owned and operated seven refineries and marketed its products through approximately 4,500 company-operated and dealer-operated convenience stores (UDS Acquisition).

These acquisitions, as described in Note 2, were accounted for using the purchase method.

These consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

CASH AND TEMPORARY CASH INVESTMENTS

Valero's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. Cash and temporary cash investments exclude cash that is not available to Valero due to restrictions related to its use. Such amounts are segregated in the Consolidated Balance Sheets in "Restricted cash."

INVENTORIES

Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined under the last-in, first-out (LIFO) method. Valero uses the dollar-value LIFO method with any increments valued based on average purchase prices during the year. The cost of feedstocks and products purchased for resale and the cost of materials, supplies and convenience store merchandise are determined principally under the weighted-average cost method.

PROPERTY, PLANT AND EQUIPMENT

Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost.

The costs of minor property units (or components of property units), net of salvage value, retired or abandoned are charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property are recorded in income.

Depreciation of property, plant and equipment, including amortization of assets acquired under capital leases, is recorded primarily on a straight-line basis over the estimated useful lives of the related facilities.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost (purchase price) over the fair value of the net assets of businesses acquired. In accordance with Statement No. 142 issued by the Financial Accounting Standards Board (FASB), "Goodwill and Other Intangible Assets," which will be effective for Valero's consolidated financial statements commencing January 1, 2002, goodwill resulting from business combinations completed after June 30, 2001 will not be amortized but instead will be tested at least annually for impairment.

Intangible assets, which consist primarily of trade names, customer lists, air emission credits, retail branding rights, royalties and licenses, and franchise agreements, are recorded at cost and are amortized over their estimated useful lives.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

DEFERRED CHARGES AND OTHER ASSETS

Refinery Turnaround Costs

Refinery turnaround costs which are incurred in connection with planned major maintenance activities at Valero's refineries are deferred when incurred and amortized on a straight-line basis over that period of time estimated to lapse until the next turnaround occurs. The frequency of refinery turnarounds varies with each operating unit; the weighted average amortization period for the $134.6 million balance of deferred turnaround costs as of December 31, 2001 is
3.4 years. Refinery turnaround costs include, among other things, the cost to repair, restore, refurbish or replace refinery equipment such as vessels, tanks, reactors, piping, rotating equipment, instrumentation, electrical equipment, heat exchangers and fired heaters.

Fixed-Bed Catalyst Costs

Fixed-bed catalyst costs represent the cost of catalyst that is not continually regenerated, but is instead changed out at periodic intervals when the quality of the catalyst has deteriorated to such an extent that the effectiveness of that catalyst in performing its prescribed function has deteriorated. Fixed-bed catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst, normally one to three years depending on the catalyst and the operating unit in which it is utilized.

Equity Investments

Valero accounts for its interest in investments in 50% or less owned entities using the equity method of accounting. Valero's equity investments include:

o a 20% interest in the Javelina off-gas processing plant in Corpus Christi, Texas,

o  a 50% interest in the Clear Lake, Texas methanol plant, and

o a 50% interest in the Skelly-Belvieu natural gas liquids pipeline, an equity interest that was acquired as part of the UDS Acquisition.

Other Noncurrent Assets

Other noncurrent assets include prefunded benefit costs, debt issuance costs and various other costs.

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes includes liabilities for ad valorem taxes, excise taxes and payroll taxes.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FOREIGN CURRENCY TRANSACTIONS

The functional currency of Valero's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the year. Adjustments resulting from this translation will be reported in other comprehensive income.

REVENUE RECOGNITION

Revenues are recorded when title to products sold has been transferred or when services have been provided.

PRODUCT SHIPPING AND HANDLING COSTS

Costs incurred for shipping and handling of products are included in "Cost of sales and operating expenses" in the Consolidated Statements of Income.

IMPAIRMENT

Long-lived assets, including goodwill and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related assets. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the carrying value exceeds discounted estimated net cash flows. Effective January 1, 2002, Valero adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as described below in New Accounting Pronouncements.

ENVIRONMENTAL MATTERS

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties.

PRICE RISK MANAGEMENT ACTIVITIES

Effective January 1, 2001, Valero adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recorded in the balance sheet as either assets or liabilities measured at their fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Statement No. 133 allows special hedge accounting for derivative

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES instruments designated and qualifying as a fair value hedge or a cash flow hedge. Statement No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in income in the same period. Statement No. 133 also provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported outside income as a component of other comprehensive income and be reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The remaining ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in income. Statement No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement No. 133 is not to be applied retroactively to financial statements of prior periods. The adoption of this Statement has not resulted in any significant changes in Valero's business practices, including its hedging and trading activities as described below; however, various systems modifications have been required.

When Valero enters into a derivative instrument, the derivative is designated as a fair value hedge, a cash flow hedge, an economic hedge or a trading instrument. For those derivatives designated as fair value or cash flow hedges, Valero formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge.

Valero accounts for its hedging relationships designated and qualifying as fair value hedges or cash flow hedges in accordance with the requirements of Statement No. 133. For Valero's economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative commodity instruments entered into by Valero for trading purposes, the derivative instrument is recorded at fair value and the gain or loss on the derivative instrument is recognized currently in income.

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

When a cash flow hedge is discontinued, Valero continues to report the related net derivative gain or loss in accumulated other comprehensive income until the hedged forecasted transaction affects income, at which time the net derivative gain or loss is reclassified into income. However, if it is probable that the forecasted transaction will not occur either by the end of the originally specified time period or within two months thereafter, Valero reclassifies the related derivative gain or loss from accumulated other comprehensive income into income immediately.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Valero's financial instruments approximate fair value, except for certain long-term debt. See Note 10.

LEGAL FEES

Legal fees are expensed as incurred.

STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Valero's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE

Earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Earnings per share of common stock - assuming dilution reflects the potential dilution of Valero's outstanding stock options and performance awards granted to employees in connection with Valero's stock compensation plans.

FRANCHISE AGREEMENTS

In connection with the Benicia Acquisition described in Note 2, as a result of ExxonMobil's requirement to withdraw the "Exxon" brand name from the San Francisco Bay area and terminate the franchise right of dealers in this market area to market Exxon-branded products, Valero introduced its own brand of retail petroleum products in the San Francisco Bay area and entered into franchise agreements with these dealers providing them the right to market products under the new Valero brand. The activities under these franchise agreements consist of petroleum product sales to these dealers through supply agreements that require them to purchase petroleum products exclusively from Valero. Revenue from these petroleum product sales is recorded when title transfers in accordance with Valero's revenue recognition policy described above. Under the dealer supply agreements, no initial franchise fees or continuing franchise fees are charged and petroleum product sales are made at market prices. Recurring general, selling and administrative costs related to these activities that are incurred irrespective of the level of sales are expensed as incurred, while direct, incremental costs incurred that are dependent on the level of sales are deferred and recognized when the related revenue is recognized.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, and gains and losses related to certain derivative instruments.

BUSINESS COMBINATIONS

Effective July 1, 2001, Valero adopted Statement No. 141, "Business Combinations." All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. As described in Note 2, the UDS Acquisition was accounted for using the purchase method.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 144

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144, which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. Statement No. 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Statement No. 144 will be effective for financial statements beginning January 1, 2002, with earlier application encouraged. Valero does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

FASB STATEMENT NO. 143

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES recorded amount or incurs a gain or loss upon settlement. Statement No. 143 will be effective for financial statements beginning January 1, 2003, with earlier application encouraged. Valero is currently evaluating the impact on its consolidated financial statements of adopting this statement.

FASB STATEMENT NO. 142

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement, which supersedes APB Opinion No. 17, "Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Statement No. 142 provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years. The provisions of this statement must be applied in Valero's consolidated financial statements beginning January 1, 2002, except that any goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the amortization provisions of this statement. Valero did not have goodwill prior to July 1, 2001 but did have finite-lived intangible assets that will continue to be amortized and are subject to this statement beginning January 1, 2002. Goodwill and other intangible assets acquired in connection with the UDS Acquisition will be accounted for in accordance with the provisions of this statement.

2.   ACQUISITIONS

ULTRAMAR DIAMOND SHAMROCK CORPORATION

On December 31, 2001, Valero completed its acquisition of UDS. Under the terms of the merger agreement, each outstanding share of UDS common stock, with limited exceptions, was converted into the right to receive cash, Valero common stock, or a combination of cash and Valero common stock at the shareholder's election but subject to proration. Based on the exchange election results, shareholders electing Valero common stock received, for each share of UDS common stock, approximately 0.9265 shares of Valero common stock and $16.32 in cash. Shareholders electing cash and non-electing shareholders received $49.47 in cash for each UDS share. The average closing price of Valero common stock for the 10-day measurement period specified in the merger agreement was $35.78. As a result, Valero issued 45,887,826 shares of Valero common stock and paid $2.1 billion of cash to UDS shareholders.

UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries in Texas (2), California (2), Oklahoma, Colorado, and Quebec, Canada, with a combined

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES throughput capacity of approximately 850,000 barrels per day. UDS marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores under the Diamond Shamrock(R), Ultramar(R), Beacon(R) and Total(R) brand names. UDS's operations, primarily in Canada, also included the marketing of refined products through 86 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day, and a retail home heating oil business that sells heating oil to approximately 250,000 households. As a condition for the regulatory approval of the acquisition, the Federal Trade Commission's (FTC) consent degree requires Valero to divest the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay Area, the related wholesale marketing business, and 70 associated Beacon- and Ultramar-branded convenience stores located throughout Northern California. See Note 3.

Reasons for UDS Acquisition

Valero's management believes that the UDS Acquisition provides a favorable balance between refining and retail assets and provides to Valero the scale and financial flexibility to pursue opportunities for continued profitable growth. Valero's management believes the acquisition will result in Valero becoming a stronger competitor in the domestic refining and marketing business, and expects that Valero's financial performance will benefit from potential synergies, subject to its ability to integrate the two companies successfully. However, the financial results of the combined company will still remain influenced by refining and retail margins which are volatile.

Financing of UDS Acquisition

Valero financed the $2.1 billion cash portion of the UDS Acquisition with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. Valero finalized both the bridge loan facility and the two revolving bank credit facilities prior to completing the acquisition, with borrowings under these facilities made on January 7, 2002. As of December 31, 2001, the cash consideration was recorded as a "Payable to UDS shareholders" in the Consolidated Balance Sheet.

The bridge loan facility has a one-year maturity at variable interest rates. Valero expects to repay the bridge loan facility with a combination of proceeds from the disposition of certain assets, as described in Notes 3 and 27, proceeds from capital market issuances of debt securities and cash flows from operations. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term and, subject to the commitment amounts and terms, provide for borrowings thereunder to be made at various amounts, maturities and interest rates, at the option of Valero. See
Note 10 for additional details.

On December 31, 2001, prior to the closing of the UDS Acquisition, UDS ceased borrowing under its commercial paper program that had previously been used to fund certain of its ongoing operations. As a result, Valero borrowed $703 million under its revolving bank credit facilities and uncommitted short-term bank lines

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES and loaned that amount to UDS for its use in repaying all amounts outstanding under the commercial paper program. Since the transaction occurred prior to the closing of the UDS Acquisition, the funds borrowed are included in financing activities and the loan to UDS is reflected as "Advance to UDS in connection with UDS Acquisition" in the Consolidated Statement of Cash Flows.

HUNTWAY REFINING COMPANY

Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California. Huntway owned and operated two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair, primarily in California and Nevada, as well as smaller amounts of gas oil, naphtha, kerosene, distillate and bunker fuels. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $76 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

EL PASO REFINERY AND RELATED PRODUCT LOGISTICS BUSINESS

Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business through lease agreements entered into with certain wholly owned subsidiaries of El Paso. The lease agreements, which are accounted for as capital leases, are for a term of 20 years and require Valero to make annual lease payments of $18.5 million for each of the first two years and increased amounts thereafter. Valero has an option to purchase the facilities for approximately $294 million at the end of the second year of the lease, and for increasing amounts in each succeeding year through the end of the lease term.

The El Paso Corpus Christi refinery, which is located near Valero's existing Corpus Christi refinery, is a highly complex refinery capable of processing approximately 110,000 barrels per day of heavy, high-sulfur crude oil. Approximately 70% of the refinery's production is light products, including conventional gasoline, diesel fuel, jet fuel, petrochemicals, propane, butane and light naphthas. In addition, the refinery produces multiple grades of asphalt and petroleum coke. The product logistics facilities consist of three intrastate common carrier refined product pipelines and related terminal facilities that enable refined products to be shipped from Corpus Christi to markets in Houston, San Antonio, Victoria, and the Rio Grande Valley.

As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities, which are included in "Other long-term liabilities" in the Consolidated Balance Sheet. The inventories were purchased with available cash and the property, plant and equipment, net of assumed liabilities, were acquired through capital lease obligations of approximately $286 million. As of December 31, 2001, the capital lease assets were $318.7 million, net of accumulated amortization of $6.0 million.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

PURCHASE PRICE ALLOCATIONS FOR ACQUISITIONS IN 2001

The UDS, Huntway and El Paso Acquisitions were accounted for using the purchase method. The purchase price for each acquisition was allocated based on the estimated fair values of the individual assets and liabilities at the date of acquisition pending the completion of independent appraisals and other evaluations. The excess of purchase price over the fair values of the net assets acquired is recorded as goodwill. The operating results of the Huntway and El Paso Acquisitions were included in the Consolidated Statement of Income beginning June 1, 2001. The operating results of UDS will be included in the Consolidated Statement of Income beginning January 1, 2002.

As of December 31, 2001, the preliminary purchase price allocations, including transaction costs incurred for the acquisitions, were as follows (in thousands):

                                                         UDS          HUNTWAY        EL PASO
                                                     -----------    -----------    -----------
Current assets, excluding assets held for sale ...   $ 1,553,417    $    34,102    $   108,779
Assets held for sale .............................     1,303,637             --             --
Property, plant and equipment ....................     3,873,605         57,776        324,665
Goodwill .........................................     2,210,473             --             --
Intangible assets ................................       257,059             --             --
Deferred charges and other assets ................       100,010            263             --
Current liabilities, less current portion
   of long-term debt and advance from Valero .....    (1,360,902)       (12,021)        (1,234)
Advance from Valero ..............................      (703,057)            --             --
Long-term debt assumed, including current
   portion .......................................    (1,256,817)            --             --
Capital lease obligations ........................            --             --       (285,500)
Deferred income tax liabilities ..................      (805,610)        (1,088)            --
Other long-term liabilities ......................      (578,536)        (1,090)       (37,931)
Minority interest in consolidated
  partnership ....................................      (115,608)            --             --
Company-obligated preferred stock
   of subsidiary trust ...........................      (200,000)            --             --
                                                     -----------    -----------    -----------
   Total purchase price ..........................     4,277,671         77,942        108,779
Less unrestricted cash acquired ..................      (262,154)        (2,160)            --
                                                     -----------    -----------    -----------
   Purchase price, excluding unrestricted
     cash acquired ...............................   $ 4,015,517    $    75,782    $   108,779
                                                     ===========    ===========    ===========

BENICIA ACQUISITION

During the second quarter of 2000, Valero completed the acquisition of certain assets from ExxonMobil in the State of California. The assets and related operations acquired by Valero are referred to as the Benicia Acquisition and included:

o the 165,000 barrel-per-day Benicia refinery located in the San Francisco Bay area and all tangible assets used in the operations of the refinery (Benicia Refinery);

o  80 Exxon-branded California retail service stations (Service Stations); and

o branded supplier relationships with over 260 Exxon-branded service stations (Distribution Assets).

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The purchase price for the Benicia Acquisition was $895 million, plus approximately $150 million for refinery inventories acquired in the transaction (based on market prices at the time of closing) and certain costs incurred in connection with the acquisition. The Benicia Acquisition was funded through a $400 million senior notes offering, a $172.5 million offering of premium equity participating security units (PEPS Units), a common stock offering totaling approximately $174.2 million and borrowings under Valero's existing bank credit facilities. See Notes 10, 13 and 14 for details regarding the senior notes, PEPS Units, and common stock offerings, respectively. In addition, Valero entered into a $155 million structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility. See Note 23.

The Service Stations included 10 company-operated service stations and approximately 70 dealer-operated service stations subleased from Valero, all of which are located in the San Francisco Bay area and have been rebranded to the Valero brand. In July 2000, the dealers were offered an option to purchase at fair value the service stations that they were leasing and enter into a new fuels purchase agreement with Valero for a term of 15 years. In connection with this option, these dealers purchased 49 service stations during 2001; there were no service stations purchased during 2000. As a result, the value attributable to the Service Stations was reduced by $72 million.

In connection with the Benicia Acquisition, Valero assumed all liabilities, including environmental liabilities, of ExxonMobil related to the acquired California assets with certain exceptions, including those exceptions enumerated below. ExxonMobil retained liability for, and agreed to indemnify Valero for:

o penalties assessed for violations relating to the Benicia Refinery which were pending at the closing of the Benicia Acquisition,

o  lawsuits pending at closing,

o personal injury or exposure, including asbestos exposure, suffered by ExxonMobil employees, contractors or subcontractors prior to closing,

o all costs associated with compliance with a variance issued in connection with control of nitrogen oxides,

o claims in connection with offsite transportation and disposal of wastes prior to closing asserted within three years of closing or asserted with respect to abandoned disposal sites,

o the capital costs incurred within five years of closing for specified corrective action of groundwater and soil contamination,

o all covered contamination at the Service Stations caused by ExxonMobil or its lessees that is reflected in baseline reports prepared prior to closing (provided that the indemnity for covered contamination is for five years),

o the repair or replacement of any underground storage tanks at the Service Stations found to be leaking prior to closing, and

o fines and penalties imposed within five years of closing arising out of a request for information from the EPA relating to certain provisions of the Clean Air Act that are attributable to actions taken prior to closing or untimely or unresponsive responses to the request.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The Benicia Acquisition was accounted for using the purchase method. The Consolidated Statements of Income include the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Stations beginning June 16, 2000. During the year following the Benicia Acquisition, independent appraisals and other evaluations were completed and the final purchase price allocation was as follows (in thousands):

        Current assets.......................................       $ 186,471
        Property, plant and equipment........................         688,605
        Intangible assets....................................          35,000
        Deferred charges and other assets....................           3,705
        Current liabilities..................................          (7,876)
        Other long-term liabilities..........................         (16,175)
                                                                    ---------
           Final purchase price..............................       $ 889,730
                                                                    =========

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information assumes that the UDS, Huntway and El Paso Acquisitions occurred at the beginning of 2001 and 2000, and that the Benicia Acquisition and the senior notes, PEPS Units and common stock offerings occurred at the beginning of 2000 and 1999. The effect of the UDS Acquisition included in this pro forma financial information assumes the Golden Eagle Business, as described and defined in Note 3, was sold as of the beginning of 2001 and 2000, approximately $625 million of proceeds were used to pay down debt and approximately $500 million of proceeds were used to repurchase 11.1 million shares of common stock at $44.99 per share. This pro forma information is not necessarily indicative of the results of future operations (dollars in thousands, except per share amounts).

                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        2001            2000          1999
                                                    ------------    ------------   -----------
        Operating revenues.......................   $ 27,186,064    $ 29,816,574   $ 9,312,743
        Operating income.........................      1,868,707       1,408,768       221,519
        Net income...............................        961,483         668,656        70,963
        Earnings per share of common stock.......          10.07            6.94          1.14
        Earnings per share of common stock
           - assuming dilution...................           9.61            6.78          1.13

CONTINGENT EARN-OUT AGREEMENTS

In connection with Valero's acquisition of the Paulsboro Refinery in September 1998, Mobil (now ExxonMobil) is entitled to receive payments in any of the five years following the acquisition if certain average refining margins during any of these years exceed a specified level. Any payments due under this earn-out arrangement, which are determined in September of each year beginning in 1999, are limited to $20 million

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES in any year and $50 million in the aggregate. No earn-out payments were due for the years ended September 16, 1999 and 2000, and an earn-out amount of $20 million was paid for the year ended September 16, 2001.

Also, in connection with Valero's acquisition of Basis Petroleum, Inc. from Salomon Inc in May 1997, Salomon is entitled to receive payments in any of the ten years following the acquisition if certain average refining margins during the ten-year period exceed a specified level. Any payments due under this earn-out arrangement, which are determined as of May 1 of each year, are limited to $35 million in any year and $200 million in the aggregate. No earn-out amounts were due for the years ended May 1, 1999 and 2000, and the earn-out amount for the year ended May 1, 2001 was $35 million. Aggregate earn-out payments through December 31, 2001 totaled $45.3 million.

Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition, which has been attributed to property, plant and equipment and is being depreciated over the remaining lives of the assets to which the additional cost is allocated.

3.   ASSETS HELD FOR SALE

Assets held for sale include the amounts expected to be realized from the dispositions of:

o the Golden Eagle Business, based on the sale to Tesoro Refining and Marketing Company (Tesoro) discussed in Note 27 and expected cash flows from operations of the Golden Eagle Business from January 1, 2002 through the anticipated date of sale. Results of operations for the Golden Eagle Business beginning January 1, 2002 will be excluded from Valero's results of operations.

o the operating assets of Diamond-Koch, L.P., also discussed in Note 27. Income (loss) from Valero's equity investment in Diamond-Koch beginning January 1, 2002 will be excluded from Valero's results of operations.

Assets held for sale is comprised of the following (dollars in thousands):

        Golden Eagle Business................................     $ 1,021,887
        Diamond-Koch.........................................         281,750
                                                                  -----------
           Assets held for sale..............................     $ 1,303,637
                                                                  ===========

GOLDEN EAGLE BUSINESS

In conjunction with the UDS Acquisition, the FTC approved a consent decree requiring divestiture of certain UDS assets. Similar decrees were finalized with the state of Oregon and California. Pursuant to the consent decrees, the assets to be divested were required to be held separate from other Valero operations, with the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES future operations of those assets overseen by an independent trustee approved by the FTC. These assets and their related operations are referred to as the Golden Eagle Business and include:

o the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area and all tangible assets used in the operation of the refinery including docks, tanks and pipelines;

o the wholesale marketing business generally associated with the Golden Eagle Refinery production, which includes primarily sales to unbranded customers located in the northern half of California and Reno, Nevada; and

o 70 Beacon- and Ultramar-branded convenience stores located in Northern California, including land, buildings, pump equipment, underground storage tanks and various store equipment.

DIAMOND-KOCH

In the latter part of 2001, Koch Industries, Inc. and UDS, both 50% partners in the Diamond-Koch, L.P. joint venture, decided to sell the four operating assets of Diamond-Koch and began soliciting bids from interested parties. The four operating assets include the following:

o propane / propylene splitter facility and related distribution pipeline and terminal;

o  hydrocarbon storage facilities;

o  natural gas liquids fractionator facility; and

o  natural gas liquids gathering and pipeline system.

See Note 27 for a discussion of the sale of certain of these Diamond-Koch assets in 2002.

4.   RESTRICTED CASH

Restricted cash includes cash held in trust related to change-in-control payments to be made to UDS officers and key employees in connection with the UDS Acquisition, and cash restricted for use for environmental remediation costs related to the Alma Refinery that was shut down by UDS in 1999.

5.   RECEIVABLES

Receivables consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                   --------------------------
                                                     2001             2000
                                                   ---------        ---------
        Accounts receivable.....................   $ 720,812        $ 579,600
        Notes receivable........................      66,862               --
        Other...................................       9,270           11,904
                                                   ---------        ---------
                                                     796,944          591,504
        Allowance for doubtful accounts.........     (11,339)          (5,612)
                                                   ---------        ---------
           Receivables, net.....................   $ 785,605        $ 585,892
                                                   =========        =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The changes in allowance for doubtful accounts consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
        Balance at beginning of year .................   $  5,612    $  3,038    $  1,150
          Provision charged to expense ...............      2,040       2,920       2,000
          Huntway Acquisition ........................        615          --          --
          UDS Acquisition ............................      3,399          --          --
          Accounts written off, net of recoveries ....       (327)       (346)       (112)
                                                         --------    --------    --------
        Balance at end of year .......................   $ 11,339    $  5,612    $  3,038
                                                         ========    ========    ========

In September 1999, Valero entered into a revolving accounts receivable sales facility with a third party financial institution (Transferee) to sell, on a revolving basis, up to $100 million of an undivided percentage ownership interest in a designated pool of trade accounts receivable. At the inception of the facility in 1999, proceeds of $100 million were received under this program which were used to reduce indebtedness under Valero's bank credit facilities. Under the facility, which matures in September of 2002, Valero retains the residual interest in the designated pool of receivables. This retained interest, which is included in "Receivables, net" in the Consolidated Balance Sheets, is recorded at fair value. Due to (i) a short average collection cycle for such receivables of less than one month, (ii) Valero's collection experience history, and (iii) the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of Valero's retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivable sold to the Transferee under the program.

Under this revolving accounts receivable sales facility, the Transferee has no recourse to any other assets of Valero. Valero remains responsible for servicing the transferred accounts receivable and pays certain fees to the Transferee related to its sale of accounts receivable under this program. The costs incurred by Valero related to this program, which are included in "Other income (expense), net" in the Consolidated Statements of Income, were $2.3 million, $6.8 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Proceeds from collections under this revolving accounts receivable sales facility of $1.8 billion and $2.9 billion were reinvested in the program by the Transferee for the years ended December 31, 2001 and 2000, respectively. However, the Transferee's interest in Valero's accounts receivable was never in excess of $100 million at any time under this program. No accounts receivable included in this program were written off during 2001, 2000 or 1999.

As of December 31, 2001 and 2000, $178 million and $238 million, respectively, of Valero's accounts receivable comprised the designated pool of trade accounts receivable included in this program. Of these amounts, $100 million had been sold to the Transferee and the remaining amount was retained by Valero.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

In connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, whereby Valero can sell, on an ongoing basis, eligible credit card and trade accounts receivable through a wholly owned subsidiary to a third party financial institution. Valero's retained interest in accounts receivable sold to the third party financial institution is included in "Receivables, net" in the Consolidated Balance Sheet as of December 31, 2001 and is recorded at fair value. Due to (i) a short average collection cycle for such accounts receivable of less than three months, (ii) collection experience history, and (iii) the composition of the designated pool of credit card and trade accounts receivable that are part of this program, the fair value of Valero's retained interest in these accounts receivable approximates the eligible accounts receivable sold to the wholly owned subsidiary less the amount of accounts receivable sold to the third party financial institution. As of December 31, 2001, the amount of eligible accounts receivable sold to the financial institution under this program was $273 million, against which a reserve for bad debts of $12.0 million was recorded in "Accrued expenses" in the Consolidated Balance Sheets. This facility matures in December 2002.

6.   INVENTORIES

Inventories consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                  ----------------------------
                                                                     2001              2000
                                                                  -----------       ----------
        Refinery feedstocks..................................     $   513,370       $  142,522
        Refined products and blendstocks.....................         727,836          332,441
        Convenience store merchandise........................          87,873              212
        Materials and supplies...............................         124,027           64,707
                                                                  -----------       ----------
           Inventories.......................................     $ 1,453,106       $  539,882
                                                                  ===========       ==========

Refinery feedstock and refined product and blendstock inventory volumes totaled
57.0 million barrels and 21.7 million barrels as of December 31, 2001 and 2000, respectively. The increase was primarily attributable to inventories acquired in connection with the UDS Acquisition.

In determining the carrying value of Valero's inventories as of December 31, 2001, Valero recognized a net reduction in "Cost of sales and operating expenses" of $8.8 million resulting from the effect of the valuation of inventories acquired in the UDS Acquisition. This reduction in "Cost of sales and operating expenses" was attributable to:

o a $101.4 million reduction in cost of sales due to the valuation of the 2001 LIFO inventory increment, resulting primarily from the December 31, 2001 UDS Acquisition, under Valero's pricing methodology of average purchase prices during the year (which were significantly in excess of the December 31, 2001 prices at which the UDS inventories were acquired), and

o a $92.6 million increase in cost of sales resulting from the write-down of LIFO inventories to market value as of December 31, 2001.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

As a result of the inventory write-down, the replacement cost of LIFO inventories approximates its carrying value as of December 31, 2001.

7.   PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, which includes capital lease assets, consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------
        Land ................................   $  453,516   $   39,460
        Crude oil processing facilities .....    5,469,942    2,926,263
        Butane processing facilities ........      243,686      243,686
        Pipeline and terminal facilities ....      605,065        1,500
        Retail facilities ...................      573,942        5,312
        Other ...............................      325,226      106,451
        Construction in progress ............      526,464      158,445
                                                ----------   ----------
           Property, plant and equipment ....   $8,197,841   $3,481,117
                                                ==========   ==========

A summary of the principal rates used in computing the annual provision for depreciation and amortization, primarily utilizing the composite method and including estimated salvage values, is as follows:

                                                                                WEIGHTED
                                                                   RANGE        AVERAGE
                                                                -----------     --------
        Crude oil processing facilities......................   3.2% -  5.1%      3.5%
        Butane processing facilities.........................           3.3%      3.3%
        Pipeline and terminal facilities.....................   2.7% -  3.6%      2.7%
        Retail facilities....................................   6.0% - 30.0%      8.8%
        Other................................................   2.3% - 50.0%     17.7%

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

8.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following (in thousands):

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   REMAINING
                                                                 AMORTIZATION
                                                                    (YEARS)                 DECEMBER 31,
                                                                     -----            -----------------------
                                                                                        2001           2000
                                                                                      ---------      --------
        Intangible assets subject to amortization:
           Customer lists....................................           15            $  90,000      $     --
           Air emission credits..............................           11               50,000            --
           Retail branding rights............................          8.3               35,000        35,000
           Pension benefits..................................           13               32,784            --
           Royalties and licenses............................         16.4               32,310        31,740
           Franchise agreements..............................         14.4               23,672            --
           Trade names -- U.S. retail operations.............            7               17,820            --
           Non-compete agreements............................          3.8                  394            --
           Franchise licenses................................          8.0                  355            --
                                                                                      ---------      --------
             Intangibles subject to amortization.............                           282,335        66,740
        Intangible assets not subject to amortization:
           Trade name -- Canadian retail operations..........                            97,920            --
                                                                                      ---------      --------
        Total intangible assets..............................                           380,255        66,740
        Accumulated amortization.............................                           (13,553)       (7,599)
                                                                                      ---------      --------
               Intangible assets, net........................                         $ 366,702      $ 59,141
                                                                                      =========      ========

In connection with the Benicia Acquisition, Valero received the exclusive rights to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. The value assigned to this right was $35 million and is being amortized over the ten-year term of the rights agreement.

The trade names, customer lists, air emission credits, non-compete agreements, and franchise licenses, were acquired on December 31, 2001 in the UDS Acquisition; therefore, no amortization expense was incurred for these intangible assets in the Consolidated Statement of Income for the year ended December 31, 2001.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Amortization expense on intangible assets held prior to the UDS Acquisition was as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                     2001             2000
                                                                    ------           ------
        Retail branding rights...............................       $3,530           $2,056
        Royalties and licenses...............................        1,523            1,482
        Franchise agreements.................................          901               --

As of December 31, 2001, goodwill consisted of $2.2 billion resulting from the UDS Acquisition, based on the preliminary purchase price allocation, none of which will be deductible for tax purposes. No goodwill was recorded as of December 31, 2000. Since the UDS Acquisition occurred on December 31, 2001 and the independent appraisals have not been completed, goodwill by reportable segments is not currently available.

9.   ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

                                                  DECEMBER 31,
                                              -------------------
                                                2001       2000
                                              --------   --------
        Accrued employee benefit costs ....   $147,607   $ 47,044
        Change-in-control benefits ........     60,793         --
        Accrued interest expense ..........     42,364     11,204
        Accrued environmental costs .......     33,563      1,409
        Accrued acquisition costs .........     26,164         --
        Derivative liabilities ............     20,580         --
        Other .............................     82,831     44,816
                                              --------   --------
             Accrued expenses .............   $413,902   $104,473
                                              ========   ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

10.  DEBT

Long-term debt balances, at stated values, consisted of the following (in thousands):

                                                                     DECEMBER 31,
                                                               -------------------------
                                                   MATURITY        2001          2000
                                                   --------    -----------   -----------
Industrial revenue bonds:
   Tax-exempt Revenue Refunding Bonds:
     Series 1997A, 5.45% ......................      2027      $    24,400   $    24,400
     Series 1997B, 5.40% ......................      2018           32,800        32,800
     Series 1997C, 5.40% ......................      2018           32,800        32,800
     Series 1997D, 5.13% ......................      2009            8,500         8,500
   Tax-exempt Waste Disposal Revenue Bonds:
     Series 1997, 5.6% ........................      2031           25,000        25,000
     Series 1998, 5.6% ........................      2032           25,000        25,000
     Series 1999, 5.7% ........................      2032           25,000        25,000
     Series 2001, 6.65% .......................      2032           18,500            --
   Taxable Waste Disposal Revenue Bonds,
     Series 1998, 6.75% at December 31, 2000 ..        --               --        18,500
6 3/4% notes (callable or putable
   December 15, 2002) .........................      2032          150,000       150,000
7 3/8% notes ..................................      2006          300,000       300,000
8 3/8% notes ..................................      2005          200,000       200,000
8 3/4%  notes .................................      2030          200,000       200,000
8.625% Guaranteed Notes .......................      2002          275,000            --
Medium-term Notes:
   7.4% (average rate) ........................      2005           46,000            --
   8.0% .......................................      2005          150,000            --
   8.5% (average rate) ........................      2003           24,000            --
Debentures:
   7.25% (non-callable) .......................      2010           25,000            --
   7.65% (putable July 1, 2006) ...............      2026          100,000            --
   8.00% (callable April 1, 2003) .............      2023          100,000            --
   8.75% (non-callable) .......................      2015           75,000            --
Senior Notes:
   6.75% (putable October 15, 2009; ...........      2037          100,000            --
     callable thereafter)
   7.20% (callable) ...........................      2017          200,000            --
   7.45% (callable) ...........................      2097          100,000            --
$750 million revolving bank credit and
   letter of credit facility ..................      2006          525,000            --
Other .........................................   Various           59,803            --
Net unamortized premium
   (including fair market value adjustments)...                      1,256           417
                                                               -----------   -----------
     Total debt ...............................                  2,823,059     1,042,417
Less current portion, including
   unamortized premium of $7,621 ..............                   (305,661)           --
                                                               -----------   -----------
     Long-term debt, less current portion .....                $ 2,517,398   $ 1,042,417
                                                               ===========   ===========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero also has various uncommitted short-term bank credit facilities and uncommitted bank letter of credit facilities. As of December 31, 2001, $200.0 million was outstanding under the short-term bank credit facilities with a weighted-average interest rate of 3.5%. There was $92.2 million outstanding under the letter of credit facilities as of December 31, 2001. These credit facilities have no commitment or other fees, no compensating balance requirements and are unsecured and unrestricted as to use.

As discussed in Note 2, the cash portion of the UDS Acquisition was financed with the proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. Because borrowings under these facilities were not made until January 7, 2002, as of December 31, 2001, the cash obligation was recorded as "Payable to UDS shareholders" on the Consolidated Balance Sheet. The bridge loan facility, which is a single-draw facility, has a one-year maturity. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term, respectively, and replaced an $835 million revolving bank credit and letter of credit facility. Borrowings under these facilities bear interest at LIBOR plus a margin, a base rate or a money market rate. Valero will also be charged various fees and expenses in connection with these facilities, including facility fees and various letter of credit fees. The interest rates and fees under these facilities are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. These facilities include certain restrictive covenants including a coverage ratio and a debt-to-capitalization ratio. As of December 31, 2001, borrowings under these committed facilities were $525.0 million, while letters of credit outstanding were approximately $145 million.

Proceeds from the sale of the Golden Eagle Business, estimated to be $1.125 billion, must be used to pay down any amounts then outstanding under the bridge facility. Thereafter, commitments under the bridge facility will be reduced by that same amount.

On June 29, 2000, Valero issued to the public $200 million aggregate principal amount of 8 3/8% notes which are due on June 15, 2005, and $200 million aggregate principal amount of 8 3/4% notes which are due on June 15, 2030. These notes were issued under Valero's $1.3 billion universal shelf registration statement. The net proceeds received by Valero from this offering, which were used in connection with funding the Benicia Acquisition, were approximately $394 million, including an aggregate discount of approximately $1.8 million related to the two issuances. Interest payments on the notes are made semi-annually on June 15 and December 15 of each year. These notes are unsecured and unsubordinated, rank equally with all of Valero's other unsecured and unsubordinated debt, have no sinking fund requirements, and are redeemable at any time, in whole or in part, at Valero's option.

In March 2001, the Gulf Coast Waste Disposal Authority issued and sold for the benefit of Valero $18.5 million of new tax-exempt Waste Disposal Revenue Bonds which have a fixed interest rate of 6.65% and mature on April 1, 2032. The proceeds from the sale of these tax-exempt fixed-rate bonds were used to redeem $18.5 million of Taxable Waste Disposal Revenue Bonds.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

In December 1997, Valero issued $150 million principal amount of 6 3/4% notes for net proceeds of approximately $156.0 million. These notes are unsecured and unsubordinated and rank equally with all of Valero's other unsecured and unsubordinated debt. The notes were issued to the Valero Pass-Through Asset Trust 1997-1 which funded the acquisition of the notes through a private placement of $150 million principal amount of 6 3/4% Pass-Through Asset Trust Securities, or PATS. The PATS represent a fractional undivided beneficial interest in the trust. In exchange for certain consideration paid to the trust, a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002, at which time the term of the notes would be extended 30 years to December 15, 2032. If the third party does not exercise its purchase option, then under the terms of the notes, Valero would be required to repurchase the notes at par on December 15, 2002.

In connection with the UDS Acquisition, Valero assumed the following debt obligations, which were recorded at fair value:

o  8.625% Guaranteed Notes;

o  Medium-term Notes;

o  Debentures;

o  Senior Notes

   o The 2017 Notes and the 2097 Notes may be redeemed at any time at Valero's option, in whole or in part, at a redemption price equal to the greater of: (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon, discounted at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption.

   o The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued interest. After October 15, 2009, the 2037 Notes are redeemable at Valero's option in the same manner as the 2017 Notes and 2097 Notes.

o  Other debt obligations comprised of various notes payable.

Generally, the UDS debt obligations are unsecured with interest payable semi-annually.

Valero also assumed from UDS the following committed revolving credit facilities:

o a Canadian facility under which a Canadian subsidiary, Canadian Ultramar Company, may borrow, issue bankers' acceptances and obtain letters of credit in an aggregate amount of Cdn. $200 million, and

o a U.S. facility under which Valero L.P. (see Note 12) may borrow up to $120 million.

Valero must pay annual fees on the total used and unused portions of these revolving credit facilities. The interest rates under these facilities float based upon the prime rate, LIBOR or other floating interest rates, at Valero's option. As of December 31, 2001, there were no amounts outstanding under the Canadian Facility, which expires in July 2002, and $16 million was outstanding under the Valero L.P. Facility which expires in 2006.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero also assumed UDS's uncommitted money market lines of credit which provide additional uncommitted capacity of $35.0 million and Cdn. $195.0 million. As of December 31, 2001, there was Cdn. $6 million of letters of credit outstanding on the Canadian line of credit.

As of December 31, 2001, Valero's debt-to-capitalization ratio (net of cash) was 54.5%, an increase from 39.9% as of December 31, 2000 due to the UDS Acquisition, partially offset by strong cash flows and net income in 2001. For purposes of this computation, the "Payable to UDS shareholders" in the Consolidated Balance Sheet as of December 31, 2001, the $200 million company-obligated preferred securities of subsidiary trust assumed in the UDS Acquisition, and 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

The aggregate stated maturities of long-term debt as of December 31, 2001 were as follows (in thousands):

        2002................................................      $   298,041
        2003................................................           28,801
        2004................................................              557
        2005................................................          396,601
        2006................................................          841,647
        Thereafter..........................................        1,256,156
        Unamortized premium.................................            1,256
                                                                  -----------
             Total.........................................       $ 2,823,059
                                                                  ===========

As of December 31, 2001, debt assumed in the UDS Acquisition of $1.3 billion is recorded at fair value since the acquisition was completed on December 31, 2001. Excluding debt assumed in the UDS Acquisition, the estimated fair value of Valero's tax-exempt bonds and fixed-rate notes as of December 31, 2001 and 2000, was approximately $1,091.3 million and $1,051.1 million, respectively, compared to a carrying amount of $1,041.2 million and $1,023.9 million, respectively. The fair values of these instruments were estimated based on borrowing rates available to Valero for long-term debt with similar terms and maturities. As of December 31, 2001, the carrying amount of Valero's revolving bank credit facility approximated fair value due to its variable interest rate.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

                                                                    DECEMBER 31,
                                                                -------------------
                                                                  2001       2000
                                                                --------   --------
        Employee benefit plan liabilities ...................   $387,416   $ 65,616
        Environmental liabilities ...........................    125,887     17,574
        Unfavorable lease obligations .......................    136,700         --
        Captive insurance reserves ..........................     47,148         --
        Other ...............................................     65,658     36,916
                                                                --------   --------
             Other long-term  liabilities ...................   $762,809   $120,106
                                                                ========   ========

12.  MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

On April 16, 2001, Shamrock Logistics, L.P. (now Valero L.P.), a previously wholly owned subsidiary of UDS, issued 5,175,000 limited partnership units in an initial public offering at a price of $24.50 per unit. Proceeds from the offering totaled $111.9 million, net of offering expenses of $14.9 million, and were used to pay down debt of UDS. As a result of the UDS Acquisition, Valero now owns approximately 73% of Valero L.P.

Valero L.P. is consolidated in Valero's Consolidated Balance Sheet. The minority interest in consolidated partnership in the Consolidated Balance Sheet represents the public unitholders' interest in Valero L.P.

13.  COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Company-obligated preferred securities of subsidiary trusts include:

o $172.5 million of Premium Equity Participating Security Units (PEPS Units) which are mandatorily redeemable, and

o $200 million of Trust Originated Preferred Securities (TOPrS) which are redeemable at Valero's option.

PREMIUM EQUITY PARTICIPATING SECURITY UNITS

On June 28, 2000, Valero issued $172.5 million of 7 3/4% PEPS Units in a public offering (6,900,000 units at $25.00 per unit). The PEPS Units were issued under Valero's $1.3 billion universal shelf registration. The net proceeds received by Valero from this offering, which were used in connection with funding the Benicia Acquisition, were approximately $167 million. Each PEPS Unit consists of a purchase contract for shares of Valero common stock and a trust preferred security.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Each purchase contract obligates the holder to purchase from Valero on August 18, 2003, for a price of $25.00 per contract, the following number of shares of Valero common stock based on the average closing price of Valero's common stock over the 20-day trading period ending on the third trading day prior to August 18, 2003:

(i)  .71531 shares if the average closing price equals or exceeds $34.95;

(ii) a number of shares having a value equal to $25.00 if the average closing price is less than $34.95 but greater than $29.125; and

(iii) .85837 shares if the average closing price is less than or equal to $29.125.

The holder has the option to settle a purchase contract early for a price of $25.00 in exchange for .71531 shares of Valero common stock.

Each trust preferred security represents an undivided interest in the assets of VEC Trust I, a wholly owned subsidiary trust of Valero, has a stated liquidation amount of $25.00 and matures on August 18, 2005. The trust preferred security is pledged as collateral to secure the PEPS Unit holder's obligation to purchase Valero common stock under the related purchase contract. VEC Trust I pays a cash distribution on each trust preferred security at the annual rate of 7.75% of the $25.00 stated liquidation amount prior to August 18, 2003, and from August 18, 2003 until August 18, 2005, at a reset rate that may be less than, equal to or greater than this amount. The cash distribution payments are made quarterly on February 18, May 18, August 18 and November 18 of each year, and began August 18, 2000.

The assets of VEC Trust I consist solely of Valero senior deferrable notes maturing on August 18, 2005. VEC Trust I's sole source of funds for distributions on the trust preferred securities is the interest payments it receives from Valero on the senior deferrable notes. Valero has the right to defer interest on the senior deferrable notes until August 18, 2003, in which case distributions on the trust preferred securities would also be deferred. Any deferred distributions will accumulate and compound quarterly at the rate of 7.75% per year. Valero guarantees the payment of distributions on the trust preferred securities to the extent interest is paid on the senior deferrable notes. Distributions on the trust preferred securities, whether paid or accumulated, are reflected in "Distributions on preferred securities of subsidiary trust" in the Consolidated Statements of Income.

Prior to the issuance of shares of Valero common stock upon settlement of the purchase contracts, the PEPS Units are reflected in Valero's earnings per share of common stock assuming dilution calculations using the treasury stock method. Consequently, the PEPS Units will have a dilutive effect on earnings per share for reporting periods during which the average market price per share of Valero common stock exceeds $34.95. For reporting periods during which the average market price per share of Valero common stock is $34.95 or less, the PEPS Units will have a dilutive effect on earnings per share only when that average market price per share is above the average closing price for the 20-day trading period ending on the third trading day prior to the end of the reporting period.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

TRUST ORIGINATED PREFERRED SECURITIES

On June 25, 1997, UDS Capital I (the Trust) issued $200 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering (8,000,000 units at $25.00 per unit). The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price of $25.00 per security. Distributions on the TOPrS are cumulative and payable quarterly in arrears, on March 31, June 30, September 30 and December 31, if and when the Trust has funds available for distribution, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

As a result of the UDS Acquisition, the Trust is a wholly owned subsidiary of Valero. Valero has guaranteed, on a subordinated basis, the dividend payments due on the TOPrS if and when declared.

14.  STOCKHOLDERS' EQUITY

AUTHORIZED SHARES

On September 27, 2001, Valero's stockholders approved an increase in the number of authorized shares of common stock from 150 million shares to 300 million shares. Effective December 31, 2001, Valero's Restated Certificate of Incorporation was amended to reflect the increase in the number of authorized shares of Valero common stock.

Valero also has 20 million shares of Preferred Stock authorized with a par value of $0.01 per share. As of December 31, 2001 and 2000, there were no outstanding shares of Preferred Stock.

EXCHANGE OF UDS SHARES

In connection with the UDS Acquisition, Valero issued 45,887,826 shares of Valero common stock and vested 5,836,933 employee stock options in the exchange, which increased stockholders' equity by a total of approximately $2.2 billion.

COMMON STOCK OFFERING

On June 28, 2000, Valero issued to the public 5,980,000 shares of its common stock at $29.125 per share. These shares were issued under Valero's $1.3 billion universal shelf registration statement. Valero received net proceeds of approximately $167 million from this offering, which were used to fund the Benicia Acquisition.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

COMMON STOCK BUYBACK PROGRAMS

Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the years ended December 31, 2001 and 2000, Valero repurchased shares of its common stock under these programs at a cost of $156.7 million and $64.3 million, respectively.

15.  EARNINGS PER SHARE

The computation of earnings per share amounts is as follows (dollars and shares in thousands, except per share amounts):

                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                         2001         2000           1999
                                                                       --------      --------      --------
        Earnings Per Share of Common Stock:
        Net income applicable to common shares ..................      $563,553      $339,120      $ 14,287
                                                                       ========      ========      ========

        Weighted-average common shares outstanding ..............        60,749        58,532        56,086
                                                                       ========      ========      ========

        Earnings per share of common stock ......................      $   9.28      $   5.79      $   0.25
                                                                       ========      ========      ========

        Earnings Per Share of Common Stock
           - Assuming Dilution:
        Net income available to
            common equivalent shares ............................      $563,553      $339,120      $ 14,287
                                                                       ========      ========      ========

        Weighted-average common shares outstanding ..............        60,749        58,532        56,086
        Effect of dilutive securities:
             Stock options ......................................         1,849         1,304           292
             Performance awards and other benefit plans .........           986           689           380
             PEPS Units .........................................           219            --            --
                                                                       --------      --------      --------
        Weighted-average common equivalent
           shares outstanding ...................................        63,803        60,525        56,758
                                                                       ========      ========      ========

        Earnings per share of common stock
           - assuming dilution ..................................      $   8.83      $   5.60      $   0.25
                                                                       ========      ========      ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

16.  STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2001           2000             1999
                                                                       ---------       ---------       ---------
        Decrease (increase) in current assets:
           Receivables, net .....................................      $ 122,132       $(213,350)      $ (89,086)
           Inventories ..........................................        (66,532)        (70,364)          8,747
           Prepaid expenses and other current assets ............          5,943         (10,346)         10,265
        Increase (decrease) in current liabilities:
           Accounts payable .....................................       (237,587)        189,954         326,355
           Accrued expenses .....................................         33,127          49,758          14,649
           Taxes other than income taxes ........................          6,915          21,570          22,464
           Income taxes payable .................................        (16,840)         36,270             428
                                                                       ---------       ---------       ---------
             Changes in current assets and
                current liabilities .............................      $(152,842)      $   3,492       $ 293,822
                                                                       =========       =========       =========

The amounts shown above exclude changes in cash and temporary cash investments, restricted cash, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt. Also excluded from the table above are the current assets and current liabilities acquired in connection with the Huntway, El Paso and UDS Acquisitions in 2001 and the Benicia Acquisition in 2000, which are reflected separately in the Consolidated Statements of Cash Flows.

Cash flows related to interest paid and income taxes paid and received were as follows (in thousands):

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                      2001            2000              1999
                                                                   ---------        ---------        ---------
        Interest paid (net of amount capitalized)...........        $ 78,822        $ 71,789         $ 49,023
        Income taxes paid...................................         124,779          49,578           13,582
        Income tax refunds received.........................           2,508             565            7,530

Noncash investing and financing activities for 2001 include:

o the issuance of $2.1 billion of common stock and $120 million of vested employee stock options as partial consideration for the UDS Acquisition,

o the recognition of capital lease obligations of approximately $286 million related to the El Paso Acquisition, and

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

o various adjustments to property, plant and equipment and certain current assets and current and noncurrent liabilities resulting from the final purchase price allocation related to the Benicia Acquisition.

Noncash investing and financing activities for the years ended December 31, 2000 and 1999 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the preliminary purchase price allocation related to the Benicia Acquisition and the final purchase price allocation related to the acquisition of the Paulsboro Refinery, respectively.

17.  PRICE RISK MANAGEMENT ACTIVITIES

As discussed in Note 1, effective January 1, 2001, Valero adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Valero follows Statement No. 133 in accounting for derivative instruments used in its price risk management activities.

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:

o changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);

o changes in cash flows of certain forecasted transactions such as forecasted feedstock and natural gas purchases, product sales and refining operating margins (cash flow hedges); and,

o price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).

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

INTEREST RATE RISK

Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate. The gain or loss on the interest rate swap agreements, which have been designated and have qualified as fair value hedging instruments, and changes in the fair value of the related hedged debt are recorded in interest expense.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FOREIGN CURRENCY RISK

Periodically, Valero may enter into short-term foreign exchange and purchase contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. Under Statement No. 133, these contracts are not designated as hedging instruments.

IMPACT OF ADOPTION

The impact of adopting Statement No. 133 as of January 1, 2001 was as follows (debit (credit) in thousands):

        Inventories.............................................     $    3,215
        Deferred charges, deferred credits and other ...........         42,865
        Accounts payable........................................         (2,536)
        Deferred income tax liabilities.........................        (15,240)
        Other comprehensive income,
           net of income tax expense...........................         (28,304)

CURRENT PERIOD DISCLOSURES

For the year ended December 31, 2001, the net loss recognized in income representing the amount of hedge ineffectiveness was $3.4 million for fair value hedges and $20.8 million for cash flow hedges. These amounts are included in "Cost of sales and operating expenses" in the Consolidated Statements of Income. Valero did not exclude any component of the derivative instruments' gain or loss from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments no longer qualifying as fair value hedges.

For cash flow hedges, gains and losses currently reported in "Accumulated other comprehensive income" in the Consolidated Statement of Comprehensive Income will be reclassified into income when the forecasted feedstock or natural gas purchase, product sale or refining operating margin affects income. The estimated amount of existing net gain included in "Accumulated other comprehensive income" as of December 31, 2001 that is expected to be reclassified into income within the next 12 months is $18.1 million. As of December 31, 2001, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 15 months. For the year ended December 31, 2001, no amounts were reclassified from "Accumulated other comprehensive income" into income as a result of the discontinuance of cash flow hedge accounting.

MARKET AND CREDIT RISK

Valero's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. Valero closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by its Board of Directors. Market risks are monitored by a risk control

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES group to ensure compliance with Valero's stated risk management policy. Concentrations of customers in the refining industry may impact Valero's overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. Valero believes that its counterparties will be able to satisfy their obligations under contracts.

18.  PREFERRED SHARE PURCHASE RIGHTS

Each outstanding share of Valero's common stock is accompanied by one Preferred Share Purchase Right (Right). With certain exceptions, each Right entitles the registered holder to purchase from Valero one one-hundredth of a share of Valero's Junior Participating Preferred Stock, Series I at a price of $100 per one one-hundredth of a share, subject to adjustment for certain recapitalization events.

The Rights are transferable only with the common stock until the earlier of:

(i) 10 days following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of Valero's common stock,

(ii) 10 business days (or later date as may be determined by action of Valero's Board of Directors) following the initiation of a tender offer or exchange offer which would result in an Acquiring Person having beneficial ownership of 15% or more of Valero's outstanding common stock (the earlier of the date of the occurrence of (i) or (ii) being called the Rights Separation
     Date), or

(iii) the earlier redemption or expiration of the Rights.

The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding common stock, Valero's Board of Directors may redeem the Rights at a price of $0.01 per Right. The Rights will expire on June 30, 2007, unless extended or the Rights are earlier redeemed or exchanged by Valero.

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

At any time after an Acquiring Person acquires beneficial ownership of 15% or more of the outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES stock, Valero's Board of Directors may exchange the Right (other than Rights owned by the Acquiring Person which have become void), at an exchange ratio of one share of common stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

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

19.  INCOME TAXES

Components of income tax expense were as follows (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    2001              2000             1999
                                                                  --------          ---------        --------
        Current:
           Federal...........................................     $ 56,221          $  80,021        $ 14,896
           State.............................................        4,379              5,979             404
                                                                  --------          ---------        --------
             Total current...................................       60,600             86,000          15,300
                                                                  --------          ---------        --------

        Deferred:
           Federal...........................................      246,579            102,076          (9,400)
           State.............................................       24,121              1,024               -
                                                                  --------          ---------         -------
             Total deferred..................................      270,700            103,100          (9,400)
                                                                  --------          ---------         -------

               Income tax expense............................     $331,300          $ 189,100         $ 5,900
                                                                  ========          =========         =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income taxes (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                      2001            2000             1999
                                                                    ---------       ---------         -------
        Federal income tax expense
           at the statutory rate.............................       $ 313,199       $ 184,877         $ 7,065
        State income taxes,
           net of federal income tax effect..................          18,525           4,553             263
        Research and experimentation tax credit..............          (1,000)         (3,022)             --
        Basis difference on disposition of investment........              --              --          (1,894)
        Other, net...........................................             576           2,692             466
                                                                    ---------       ---------         -------
             Income tax expense..............................       $ 331,300       $ 189,100         $ 5,900
                                                                    =========       =========         =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                               DECEMBER 31,
                                                       --------------------------
                                                          2001           2000
                                                       -----------    -----------
Deferred income tax assets:
   Tax credit carryforwards ........................   $    92,633    $    47,468
   Net operating losses ............................        21,760             --
   Compensation and employee
      benefit liabilities ..........................       107,529         35,953
   Inventories .....................................            --         54,870
   Accrued liabilities .............................       110,931         20,890
   Other assets ....................................        84,480             --
                                                       -----------    -----------
     Total deferred income tax assets ..............       417,333        159,181
   Less: Valuation allowance .......................       (23,988)            --
                                                       -----------    -----------
     Net deferred income tax assets ................       393,345        159,181
                                                       -----------    -----------

Deferred income tax liabilities:
   Turnarounds .....................................       (96,986)       (30,978)
   Depreciation ....................................    (1,477,351)      (413,689)
   Equity investment in Diamond-Koch, L.P. .........       (75,530)            --
   Inventories .....................................       (55,106)            --
   Other ...........................................      (137,219)       (15,331)
                                                       -----------    -----------
     Total deferred income tax liabilities .........    (1,842,192)      (459,998)
                                                       -----------    -----------

Net deferred income tax liabilities ................   $(1,448,847)   $  (300,817)
                                                       ===========    ===========

As of December 31, 2001, Valero had the following U.S. federal and state income tax credit and loss carryforwards (in thousands):

                                                                             AMOUNT      EXPIRATION
                                                                             ------      ----------
        Alternative minimum tax (AMT) credit.........................       $ 64,085     Indefinite
        U.S. federal and state income tax credits....................         12,284     2002 through 2014
        Foreign tax credit...........................................         16,264     2006
        U.S. federal net operating losses (NOL)......................         20,331     2011 through 2013
        Canadian net operating losses (NOL)..........................            868     2007

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Approximately $56 million of the AMT credit and all of the U.S. federal income tax credits, foreign tax credit and U.S. federal NOL carryforwards are subject to annual U.S. federal income tax limitations.

The realization of net deferred income tax assets recorded as of December 31, 2001 is dependent upon Valero's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, Valero believes it is more likely than not that the net deferred income tax assets will be realized. There was no valuation allowance recorded against net deferred income tax assets as of December 31, 2000.

U.S. federal deferred income taxes or Canadian withholding taxes have not been provided for on the undistributed earnings of Valero's Canadian subsidiaries based on the determination that those earnings will be indefinitely reinvested. As of December 31, 2001, the cumulative undistributed earnings of these subsidiaries were approximately $106 million. If those earnings were not considered indefinitely reinvested, U.S. federal deferred income taxes and Canadian withholding taxes would have been provided after consideration of foreign tax credits. However, determination of the amount of U.S. federal deferred income taxes and Canadian withholding taxes is not practical.

Valero's separate taxable years through 1997 are closed to adjustment by the Internal Revenue Service. UDS's separate tax years 1995 through 1997 are currently under examination. Valero believes that adequate provisions for income taxes have been reflected in the consolidated financial statements.

20.  SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero's operations consisted primarily of six petroleum refineries, the products of which were marketed through an extensive wholesale bulk and rack marketing network and through retail operations in California. In applying the requirements of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," Valero's six refineries, each of which represents an operating segment as defined by Statement No. 131, were aggregated for reporting purposes. As a result, Valero had one reportable segment, which was the refining and marketing of premium, environmentally clean products.

Since the UDS Acquisition occurred on December 31, 2001, the results of operations of UDS will be included with Valero's operations beginning January 1, 2002. Valero will have two reportable segments beginning January 1, 2002, refining and retail. The refining segment will include refinery, wholesale marketing, product supply and distribution, and transportation operations. The retail segment will include company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. Operations that are not included in either of the two reportable segments will be included in the corporate category.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero's principal products include conventional, reformulated and CARB gasolines, low-sulfur diesel, and oxygenates and other gasoline blendstocks. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. Operating revenues from external customers for Valero's principal products for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                     2001              2000             1999
                                                                  ------------     ------------      -----------
        Gasolines and blendstocks............................     $  8,442,540     $  7,831,464      $ 4,381,112
        Distillates..........................................        3,368,913        3,747,128        1,848,621
        Petrochemicals.......................................          301,904          386,909          258,850
        Lubes and asphalts...................................          410,027          295,300          178,653
        Other products and revenues..........................        2,464,955        2,410,286        1,293,932
                                                                  ------------     ------------      -----------
             Consolidated operating revenues.................     $ 14,988,339     $ 14,671,087      $ 7,961,168
                                                                  ============     ============      ===========

During the years ended December 31, 2001, 2000 and 1999, Valero had no significant amount of export sales and no significant foreign operations. During the years ended December 31, 2001, 2000 and 1999, approximately $1.6 billion (10.6%), $1.7 billion (11.7%) and $1.2 billion (15.4%), respectively, of
Valero's consolidated operating revenues were derived from sales to ExxonMobil.

Long-lived assets include property, plant and equipment, intangible assets, and certain long-lived assets included in deferred charges and other assets. Goodwill by geographic area is not currently available and therefore is excluded from the amounts below. Geographic information by country for long-lived assets consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  -----------      -----------
        United States.......................................      $ 6,798,904      $ 2,858,087
        Canada..............................................        1,024,393               --
                                                                  -----------      -----------
          Consolidated  long-lived assets...................      $ 7,823,297      $ 2,858,087
                                                                  ===========      ===========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Total assets by reportable segment are as follows (in thousands):

                                                                           DECEMBER 31,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------      -----------
        Refining.............................................     $ 10,342,980      $ 4,069,340
        Retail...............................................        1,165,430           42,568
        Corporate............................................          658,213          195,796
                                                                  ------------      -----------
           Total reportable segments.........................       12,166,623        4,307,704
        Goodwill.............................................        2,210,473               --
                                                                  ------------      -----------
             Total consolidated assets.......................     $ 14,377,096      $ 4,307,704
                                                                  ============      ===========

Since the UDS Acquisition occurred on December 31, 2001 and the independent appraisals have not been completed, goodwill by reportable segment is not currently available.

21.  EMPLOYEE BENEFIT PLANS

PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Valero's qualified pension plan, which is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is designed to provide eligible employees with retirement income. Participation in the plan commences upon the completion of one year of continuous service, and a participant vests in plan benefits after five years of vesting service. Upon becoming a participant, all service since date of hire is included in determining vesting and credited service, except for individuals who became employees of Valero as a result of an acquisition by Valero, for whom benefits are determined by the terms of the acquisition agreement. Valero also provides certain retirement benefits under a nonqualified plan, the Supplemental Executive Retirement Plan (SERP), which is designed to provide additional pension benefits to executive officers and certain other employees.

The qualified pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which, prior to the UDS Acquisition, was based on the participant's 60 consecutive highest months of compensation during the latest 10 years of credited service under the plan. Effective January 1, 2002, the pension benefit will be calculated based on the highest three consecutive calendar years of the participant's total pay, including overtime and bonuses. Any contributions to the plan are made by Valero and contributions by participants are neither required nor permitted. Valero's contributions are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. Valero's contributions to the pension plan and SERP in 2001, 2000 and 1999 were approximately $18 million, $10 million and $7 million, respectively, and are currently estimated to be $32 million in 2002.

In connection with the UDS Acquisition, Valero approved the establishment of a supplement to the pension plan (the 2001 Voluntary Early Retirement Window) which permitted certain employees to retire from

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES employment during 2002. There were 100 employees who accepted the 2001 Voluntary Early Retirement Window option.

Valero also provides certain health care and life insurance benefits for retired employees, referred to as postretirement benefits other than pensions. Substantially all of Valero's employees may become eligible for these benefits if, while still working for Valero, they either reach normal retirement age or take early retirement. Health care benefits are offered by Valero through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. Valero funds its postretirement benefits other than pensions on a pay-as-you-go basis. Individuals who became Valero employees as a result of an acquisition by Valero became eligible for other postretirement benefits under Valero's plan as determined by terms of the acquisition agreement.

The changes in benefit obligation, changes in plan assets, funded status and amounts recognized in Valero's Consolidated Balance Sheets for Valero's pension plans, including the SERP, and other postretirement benefits are summarized below (in thousands):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                                      OTHER POSTRETIREMENT
                                                              PENSION BENEFITS              BENEFITS
                                                           ----------------------    ----------------------
                                                              2001        2000          2001        2000
                                                           ---------    ---------    ---------    ---------
Change in Benefit Obligation:
Benefit obligation at beginning of year ................   $ 188,309    $ 163,342    $  62,718    $  42,629
  Service cost .........................................      15,160       11,009        4,653        2,206
  Interest cost ........................................      15,394       12,297        6,604        3,392
  UDS Acquisition ......................................     389,505           --       98,280           --
  Huntway Acquisition ..................................          --           --        1,077           --
  El Paso Acquisition ..................................          --           --        5,531           --
  Benicia Acquisition ..................................          --        5,756        3,143        5,212
  Participant contributions ............................          --           --          169          152
  Plan amendments ......................................      41,351           --      (26,720)          --
  2001 Voluntary Early Retirement Window ...............       2,465           --          562           --
  Benefits paid ........................................      (6,843)      (6,490)      (2,409)      (2,091)
  Actuarial loss .......................................      44,818        2,395       39,656       11,218
                                                           ---------    ---------    ---------    ---------
Benefit obligation at end of year ......................   $ 690,159    $ 188,309    $ 193,264    $  62,718
                                                           =========    =========    =========    =========

Change in Plan Assets:
Fair value of plan assets at beginning of year .........   $ 182,260    $ 171,715    $      --    $      --
  Actual return on plan assets .........................     (13,995)       7,032           --           --
  Valero contributions .................................      18,492       10,003        2,240        1,939
  Participant contributions ............................          --           --          169          152
  UDS Acquisition ......................................     216,497           --           --           --
  Benefits paid ........................................      (6,843)      (6,490)      (2,409)      (2,091)
                                                           ---------    ---------    ---------    ---------
Fair value of plan assets at end of year ...............   $ 396,411    $ 182,260    $      --    $      --
                                                           =========    =========    =========    =========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                                                OTHER POSTRETIREMENT
                                                        PENSION BENEFITS              BENEFITS
                                                     ----------------------     ---------------------
                                                       2001          2000        2001         2000
                                                     ---------    ---------    ---------    ---------
Reconciliation of funded status:
Fair value of plan assets at end of year .........   $ 396,411    $ 182,260    $      --    $      --
Less: Benefit obligation at end of year ..........     690,159      188,309      193,264       62,718
                                                     ---------    ---------    ---------    ---------
Funded status at end of year .....................    (293,748)      (6,049)    (193,264)     (62,718)
  Unrecognized net loss (gain) ...................      69,561       (5,085)      48,971       10,530
  Unrecognized prior service cost ................      46,429        6,051      (21,953)       1,444
  Unrecognized net transition
     obligation (asset) ..........................        (563)        (738)          --        3,754
                                                     ---------    ---------    ---------    ---------
Accrued benefit cost .............................   $(178,321)   $  (5,821)   $(166,246)   $ (46,990)
                                                     =========    =========    =========    =========

Amounts recognized in the Consolidated
  Balance Sheets:
  Prepaid benefit cost ...........................   $  21,345    $  13,402    $      --    $      --
  Intangible asset ...............................      32,784           --           --           --
  Accrued benefit liability ......................    (232,450)     (19,223)    (166,246)     (46,990)
                                                     ---------    ---------    ---------    ---------
Accrued benefit cost .............................   $(178,321)   $  (5,821)   $(166,246)   $ (46,990)
                                                     =========    =========    =========    =========

As of December 31, 2001, after incorporating the effect of the UDS Acquisition, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was $620.1 million, $475.3 million and $331.5 million, respectively. There was no unfunded accumulated benefit obligation as of December 31, 2000.

The components of net periodic benefit cost are summarized as follows (in thousands):

                                                                                            OTHER POSTRETIREMENT
                                                             PENSION BENEFITS                      BENEFITS
                                                     --------------------------------    ------------------------------
                                                       2001        2000        1999        2001       2000       1999
                                                     --------    --------    --------    --------   --------   --------
Components of net periodic benefit cost:
Service cost .....................................   $ 15,160    $ 11,009    $  9,466    $  4,653   $  2,206   $  2,047
Interest cost ....................................     15,394      12,297      10,114       6,604      3,392      2,818
Expected return on plan assets ...................    (16,873)    (15,704)    (12,642)         --         --         --
2001 Voluntary Early
  Retirement Window ..............................      2,465          --          --         562         --         --
Amortization of:
  Transition obligation ..........................       (175)       (175)       (144)        317        317        317
  Prior service cost .............................        973         870         866         114        114        114
  Net loss .......................................      1,039          31         343       1,216         --         --
                                                     --------    --------    --------    --------   --------   --------
Net periodic benefit cost ........................   $ 17,983    $  8,328    $  8,003    $ 13,466   $  6,029   $  5,296
                                                     ========    ========    ========    ========   ========   ========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Amortization of prior service cost as shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan. The weighted average assumptions used in computing the actuarial present value of the pension benefit and other postretirement benefit obligations for the years ended December 31, 2001 and 2000 were as follows:

                                                                                  OTHER POSTRETIREMENT
                                                                PENSION BENEFITS       BENEFITS
                                                                ----------------  --------------------
                                                                2001     2000         2001    2000
                                                                ----     ----         ----    ----
     Weighted average assumptions:
       Discount rate .......................................    7.00%    7.50%        7.00%    7.50%
       Expected long-term rate of return
         on plan assets ....................................    8.75%    9.25%          --       --
       Rate of compensation increase .......................    5.62%    5.00%          --       --
       Health care cost trend rate .........................      --       --        10.00%    5.00%

For the December 31, 2001 measurement, the health care cost trend rate is assumed to decrease 1% per year from the 2001 rate of 10% to an ultimate rate of 5.5% in 2006 and beyond. For the December 31, 2000 measurement, the health care cost trend rate was assumed to remain at five percent for all future years. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in thousands):

                                                                          1% INCREASE      1% DECREASE
                                                                          -----------      -----------
       Effect on total of service and interest cost components........     $  2,187       $   (1,790)
       Effect on other postretirement benefit obligation..............       16,764          (13,943)

PROFIT-SHARING/SAVINGS PLANS

Valero is the sponsor of the Valero Energy Corporation Thrift Plan, which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to Valero employees who become eligible to participate upon the completion of one month of continuous service. This service may include prior employment with other companies prior to individuals becoming employees of Valero through an acquisition by Valero.

Prior to a plan change effective January 1, 2002 discussed below, participating employees could contribute from 2% up to 8% of their total annual compensation as basic contributions, with those participants making a basic contribution of 8% allowed to make a supplemental contribution of up to 14% of their total annual compensation. Participants may elect to make contributions on a before-tax and/or after-tax basis, with federal income taxes on before-tax contributions being deferred until a distribution is made to the participant.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Participants' basic contributions of up to 8% of their base annual compensation were matched 75% by Valero, with an additional match of up to 25% subject to certain conditions. Participants' basic contributions in excess of 8% of their base annual compensation were not matched by Valero. In January 2001, the compensation committee of Valero's Board of Directors approved an increase in Valero's matching percentage from 75% to 100% for the 12-month period beginning February 1, 2001.

Effective January 1, 2002, the Thrift Plan was amended to provide that participants will be able to make a supplemental contribution of up to 22% of their total annual compensation, and the maximum match by Valero will be 75% of the participants' basic contributions based on the participants' total annual compensation, including overtime and cash bonuses.

Valero's contributions to the Thrift Plan for the years ended December 31, 2001, 2000 and 1999 were $13.5 million, $8.2 million and $6.7 million, respectively.

STOCK COMPENSATION PLANS

Valero has various fixed and performance-based stock compensation plans. Valero's Executive Stock Incentive Plan (ESIP) authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance awards which vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by Valero's compensation committee. As of December 31, 2001, a total of 2,459,098 shares of Valero common stock remain available to be awarded under the ESIP. Valero also has a non-qualified stock option plan under which awards are granted to key officers, employees and prospective employees. A total of 646,283 shares of Valero common stock remain available to be awarded under this plan. Valero also maintains an Executive Incentive Bonus Plan, under which shares of Valero common stock may be issued that provide bonus compensation to key employees based on individual contributions to company profitability. Bonuses are payable either in cash, Valero common stock, or both. Valero also has a non-employee director stock option plan, under which 77,105 shares of Valero common stock remain available to be awarded, and a non-employee director restricted stock plan, under which 138,000 shares of Valero common stock remain available to be awarded.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The number and weighted average grant-date fair value of shares of Valero common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                              2001                         2000                           1999
                                    ------------------------      ------------------------      ------------------------
                                                   WEIGHTED                      WEIGHTED                      WEIGHTED
                                                   AVERAGE                       AVERAGE                       AVERAGE
                                     SHARES       GRANT-DATE       SHARES       GRANT-DATE       SHARES       GRANT-DATE
                                    GRANTED       FAIR VALUE      GRANTED       FAIR VALUE      GRANTED       FAIR VALUE
                                    -------       ----------      -------       ----------      -------       ----------
ESIP:
   Restricted stock..............       8,000       $ 37.52           17,619       $29.14          85,937       $19.57
   Performance awards............     132,400         34.13          146,100        21.81         225,500        21.31
Executive Incentive
  Bonus Plan.....................     251,624         36.72          134,362        21.81              --           --
Non-employee director
   restricted stock plan.........       1,932         37.79            1,608        28.00           4,190        21.48

Under the terms of the ESIP, the stock option plan and the non-employee director stock option plan, the exercise price of options granted will not be less than the fair market value of Valero's common stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between Valero and the participants, usually in three equal annual installments beginning one year after the date of grant, with unexercised options generally expiring ten years from the date of grant. Upon completion of the UDS Acquisition, all vested UDS stock options held by employees and non-employee directors of UDS were converted to Valero stock options which had a fair value of $120 million.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

A summary of the status of Valero's stock option plans, including stock options granted under the ESIP, the stock option plan, which includes UDS stock options converted to Valero stock options, the non-employee director stock option plan and Old Valero's previously existing stock compensation plans is presented in the table below.

                                                                      NUMBER OF              WEIGHTED AVERAGE
                                                                    STOCK OPTIONS             EXERCISE PRICE
                                                                    -------------            ----------------
        Outstanding as of December 31, 1998................             5,528,996                  $ 21.01
           Granted.........................................             1,580,062                    20.29
           Exercised.......................................               (17,806)                   14.77
           Forfeited.......................................               (29,677)                   23.41
                                                                       ----------
        Outstanding as of December 31, 1999..................           7,061,575                    20.86
           Granted...........................................           1,854,460                    28.00
           Exercised.........................................          (1,215,573)                   19.11
           Forfeited.........................................            (176,763)                   22.58
                                                                       ----------
        Outstanding as of December 31, 2000..................           7,523,699                    22.86
           Granted...........................................           2,496,016                    34.25
           Exercised.........................................            (828,178)                   22.67
           Forfeited.........................................            (104,346)                   22.04
           Conversion of UDS stock options...................           5,836,933                    22.66
                                                                       ----------
        Outstanding as of December 31, 2001..................          14,924,124                    24.71
                                                                       ==========

        Stock options exercisable at December 31:
           1999............................................             3,788,724                    19.93
           2000............................................             4,212,683                    21.10
           2001............................................            11,046,525                    22.36

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding under the ESIP, the stock option plan and the non-employee director stock option plan as of December 31, 2001:

                        OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
   -------------------------------------------------------------------------       ---------------------------------
                                              WEIGHTED
                                              AVERAGE
                                              REMAINING           WEIGHTED                              WEIGHTED
      RANGE OF             NUMBER               LIFE              AVERAGE             NUMBER             AVERAGE
   EXERCISE PRICE        OUTSTANDING          IN YEARS        EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
   --------------        -----------         ----------       --------------       -----------       --------------
$10.85 - $14.10              708,221              2.34             $12.58              708,221             $12.58
$15.19 - $19.92            2,255,859              6.13              17.52            2,053,956              17.52
$20.03 - $24.91            6,588,386              6.76              22.48            6,562,690              22.48
$25.44 - $29.88            1,812,906              8.13              27.93              650,530              27.81
$30.06 - $34.91            2,817,968              8.83              33.31              580,010              31.67
$35.00 - $39.78              717,912              6.31              37.13              483,246              36.70
$40.20 - $49.05               22,872              9.27              45.97                7,872              48.07
                          ----------                                                ----------

$10.85 - $49.05           14,924,124              6.99              24.71           11,046,525              22.36
                          ==========                                                ==========

The weighted average fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999 was $11.60, $9.64 and $6.61 per stock option, respectively. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                           2001              2000              1999
                                                           ----              ----              ----
       Risk free interest rate....................          4.4%             6.7%              5.5%
       Expected life..............................       3.1 years        3.1 years         3.2 years
       Expected volatility........................         46.1%            42.8%             42.3%
       Expected dividend yield....................          1.2%             1.1%              1.6%

Valero accounts for its employee stock compensation plans using the intrinsic value method (see Note 1 under "STOCK-BASED COMPENSATION"). Accordingly, no compensation cost has been recognized for its fixed stock option plans. The after-tax compensation cost reflected in net income for other stock-based compensation plans for the years ended December 31, 2001, 2000 and 1999 was $11.9 million, $8.8 million and $4.0 million, respectively. Had compensation cost for Valero's stock-based compensation plans been determined based on the grant date fair value of awards for the years ended December 31, 2001, 2000 and 1999 consistent with the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES method set forth in FASB Statement No. 123, Valero's net income and earnings per share of common stock for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                2001           2000          1999
                                                                                ----           ----          ----
      Net income (in thousands)............................. As Reported      $ 563,553       $ 339,120     $ 14,287
                                                             Pro Forma        $ 554,082       $ 331,321     $  7,869

      Earnings per share of common stock.................... As Reported         $ 9.28          $ 5.79       $ 0.25
                                                             Pro Forma           $ 9.12          $ 5.66       $ 0.14

      Earnings per share of common stock
        - assuming dilution................................. As Reported         $ 8.83          $ 5.60       $ 0.25
                                                             Pro Forma           $ 8.68          $ 5.47       $ 0.14

22.  STRATEGIC PETROLEUM RESERVE CRUDE OIL

In September of 2000, the Department of Energy (DOE) announced its intention to solicit offers for the time exchange of certain crude oil in the U.S. Strategic Petroleum Reserve (SPR). In the fourth quarter of 2000, the DOE approved a bid by Valero to receive one million barrels of crude oil under this program. In November and December of 2000, Valero received a total of one million barrels of crude oil in exchange for the obligation to redeliver 1,026,000 barrels of crude oil to the SPR during the third and fourth quarters of 2001. Valero also entered into a derivative contract to lock in the cost of the crude oil to be purchased and redelivered to the SPR in 2001. As of December 31, 2000, Valero's obligation to redeliver crude oil was recorded in "Accounts Payable" in the Consolidated Balance Sheet at the fair market value of the crude oil to be redelivered. Both the crude oil payable and the related derivative contract were adjusted for changes in fair market value, with such adjustments reflected in income. Valero redelivered the barrels to the SPR during the third quarter of 2001.

23.  LEASE AND OTHER COMMITMENTS

LEASES

Valero has long-term operating lease commitments in connection with land, office facilities and equipment, retail facilities and equipment, transportation equipment, dock facilities and various facilities and equipment used in the storage, transportation and production of refinery feedstocks and refined products. In addition, in connection with the UDS Acquisition, Valero assumed various operating leases for convenience stores, transportation equipment, office space and other assets with terms expiring at various dates through 2053.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Included in the operating leases assumed in the UDS Acquisition were various time charters for ocean-going tankers and coastal vessels which expire on various dates through 2009. Two additional time charters will commence in mid to late summer 2002 and will be accounted for as operating leases upon their commencement. Certain of these charters include renewal options and escalation clauses, which vary by charter. In addition, certain charters provide for the payment of chartering fees which vary based on usage while others provide for payments, in addition to established minimums, contingent upon usage.

Including the leases assumed in connection with the UDS Acquisition, long-term leases for land have remaining primary terms of up to 22.7 years, long-term leases for office facilities have remaining primary terms of up to 3.5 years and long-term leases for transportation equipment have remaining primary terms of up to 8.2 years. Long-term leases for production equipment and feedstock and refined product storage facilities and vessels have remaining primary terms of up to 3.25 years and in certain cases provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount. Long-term leases for convenience stores have remaining primary terms of up to 52 years and provide, in certain cases, for the payment of rentals that are wholly or partially contingent on sales volumes.

The following table reflects Valero's future minimum rental payments and minimum rentals to be received under subleases for (i) operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 and (ii) the capital leases related to the El Paso Acquisition discussed in
Note 2 (in thousands):

                                                                       OPERATING          CAPITAL
                                                                         LEASES           LEASES
                                                                       ---------         ---------
        2002......................................................      $152,199         $  18,500
        2003......................................................       129,069           298,625
        2004......................................................       112,759                --
        2005......................................................        89,876                --
        2006......................................................        70,908                --
        Remainder.................................................       189,206                --
                                                                        --------         ---------
           Gross minimum rental payments..........................       744,017           317,125
        Less minimum rentals to be received
           under subleases........................................       (29,174)               --
                                                                        --------         ---------
           Net minimum rental payments............................      $714,843           317,125
                                                                        ========
        Less interest expense.....................................                         (29,276)
                                                                                         ---------
           Capital lease obligations..............................                       $ 287,849
                                                                                         =========

Included in the table above are long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. These leases are for land, office facilities and

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the production of refined products. These entities constructed or purchased the related assets and then leased them to Valero. The assets held by these entities were originally recorded at the cost of the assets constructed or purchased, with such cost being funded through borrowings by these entities and equity contributions equal to at least 3% of the asset cost. Each entity maintains at all times a minimum equity equal to 3% of the related assets. No interest in these entities is held by Valero, its affiliates or any related parties. All agreements provided for initial commitment terms of either 5 or 7 years, expiring at various times between August 2002 and September 2006. For each lease, Valero has the option to purchase the leased assets at any time during the lease term for a price that approximates fair value. After the initial lease term, the leases may be extended by agreement of the parties. Alternatively, Valero may arrange for the sale of the leased properties to one or more third parties, in which case the leases provide for a maximum residual value guarantee ranging from 82% to 85% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of December 31, 2001, the value of these leased assets held by these entities was approximately $513 million.

In addition to the above-noted structured lease arrangements, in August 2001, Valero entered into a $300 million structured lease arrangement to fund the construction of a new 45,000 barrel-per-day delayed coker facility at its Texas City Refinery. This structured lease has a lease term that expires in August 2006 and will be accounted for as an operating lease upon completion of construction of the coker facility. Valero has an option to purchase the leased property at any time during the lease term for a price that approximates fair value. After the initial lease term, Valero may renew the lease for up to two additional one-year periods followed by one additional nine-month period, subject to the lessor's approval, or Valero may arrange for the sale of the leased property to a third party, in which case the lease provides for a maximum residual value guarantee equal to approximately 82% of the property's construction cost. The sale option can also be exercised at the end of any renewal period. If Valero elects the sale option, the lessor has the right to require Valero to extend the lease term for up to one additional year, in which case the maximum residual value guarantee percentages will be reduced.

See Note 27 for information about an additional structured lease arrangement entered into by Valero in February 2002.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $92 million, $72 million and $57 million, respectively. These amounts are included in the Consolidated Statements of Income under "Cost of sales and operating expenses" and "Selling and administrative expenses" and include various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments.

OTHER COMMITMENTS

In addition to commitments under operating leases, Valero has a commitment under a product supply arrangement to pay a reservation fee of approximately $11 million annually through August 2002. Valero also has an obligation under certain long-term hydrogen supply arrangements to make fixed minimum payments of approximately $5 million annually, as well as other minimum payments which vary based on certain natural gas reference prices. These arrangements, which were entered into in 1999 for the purpose of securing a firm supply of hydrogen for the Texas City Refinery, have remaining terms of approximately 14 years.

In connection with the UDS Acquisition, Valero assumed a commitment under a product supply arrangement to pay a reservation fee of approximately $10 million annually through June 2002. Valero also assumed long-term contracts for the supply of hydrogen at the Wilmington Refinery and the Three Rivers Refinery, which expire in 2011. These contracts have take-or-pay provisions requiring monthly payments totaling approximately $2 million, which are adjusted periodically based on certain market indices.

24.  ENVIRONMENTAL MATTERS

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

In connection with the UDS Acquisition, Valero assumed all environmental liabilities of UDS which are estimated at approximately $123 million. Valero's assumed liabilities include remediation obligations and site restoration costs. These environmental liabilities are included in "Other long-term liabilities" in the Consolidated Balance Sheet as of December 31, 2001.

In connection with the El Paso Acquisition, Valero assumed all environmental liabilities related to the facilities with certain exceptions. El Paso retained liabilities for, and agreed to indemnify Valero against (a) all environmental claims and costs related to offsite hazardous materials on or under certain adjacent properties, and all claims and costs pertaining to offsite environmental conditions arising under the requirements of an agreed final judgment dated April 1, 1998 between the State of Texas and Coastal Refining and Marketing, Inc. (a subsidiary of El Paso), (b) any environmental claim or cost related to the transportation or offsite disposal of any hazardous substance related to the facilities prior to June 1, 2001, (c) bodily injury and property damage resulting from exposure to or contamination by hazardous materials arising from El Paso's operation and use of the facilities prior to June 1, 2001, and (d) environmental claims and costs relating to the presence of hazardous materials resulting from El Paso's continued use of its assets that are located at or adjacent to the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES site of the facilities leased by Valero. El Paso also retained liabilities for all third-party claims relating to or arising out of the operation of the refinery prior to June 1, 2001 and for any pre-existing orders, judgments or citations that El Paso failed to disclose prior to June 1, 2001. Valero's assumed liabilities include certain environmental remediation obligations relating primarily to soil and groundwater contamination at the leased facilities. As of December 31, 2001, approximately $32 million has been accrued in "Other long-term liabilities" representing an estimate of the costs to be incurred in connection with Valero's assumption of these environmental liabilities.

In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request and has provided additional clarification requested by the EPA. After Valero received its Section 114 information request, Valero acquired the Benicia Refinery and the Golden Eagle Refinery, which were subject to Section 114 information requests received by the prior owners of these refineries. Valero has not been named in any proceeding. However, based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with its potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties and expenses will be immaterial to its financial position. Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters or both at some or all of Valero's refineries.

In connection with the Benicia Acquisition, Valero assumed all environmental liabilities of ExxonMobil related to the acquired assets with certain exceptions. Valero's assumed liabilities include remediation obligations relating primarily to clean-up costs associated with refinery and terminal soil and groundwater contamination. As of December 31, 2001, approximately $2 million had been accrued in "Other long-term liabilities" in connection with Valero's assumption of these environmental liabilities.

In connection with the acquisition of the Paulsboro Refinery, Mobil Oil Corporation (now ExxonMobil) agreed to indemnify Valero for certain environmental matters and conditions existing on or prior to the acquisition date and Valero agreed to assume Mobil's environmental liabilities, with certain limited exceptions. Certain of the environmental indemnities of ExxonMobil have now expired. Indemnification for certain remediation obligations remains in effect through 2003 for known conditions and 2005 for unknown conditions. Valero's assumed liabilities include remediation obligations to the New Jersey Department of Environmental Protection relating primarily to clean-up costs associated with groundwater contamination, landfill closure and post-closure monitoring costs, and tank farm spill prevention costs. As of December 31, 2001, approximately $17 million is included in "Accrued expenses" and "Other long-term liabilities" representing Valero's best estimate of its remaining costs to be borne related to these remediation obligations. The majority of these costs are expected to be incurred in relatively level amounts over the next 17 years.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

In connection with the acquisition of Basis Petroleum, Inc. from Salomon Inc in 1997, Valero received $9.5 million from Salomon in settlement of certain contingent environmental obligations previously assumed by Salomon, and recorded an accrual for the amount received. As of December 31, 2001, approximately $5.6 million of this accrual remained outstanding.

Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by possible recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position.

25.  LITIGATION AND CONTINGENCIES

Unocal

On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75 cents per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents. In a previous lawsuit, Unocal prevailed against five other major refiners involving its '393 patent. In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office
(PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, the PTO issued a notice of rejection of all claims of the '393 patent. Unocal has the opportunity to respond to the PTO's action. In January 2002, the PTO reversed an earlier denial and began a reexamination of Unocal's '126 patent. Both reexaminations could affect the scope and validity of the patents. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation

Valero has been named as defendant in several cases alleging MTBE contamination in groundwater in New York, Texas and California. Complaints in the three New York cases - including those in Berisha and O'Brien

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

v. Amerada Hess Corporation, et al., Case No. MDL 1358, Master File C.A. No. 1:00-1898 [SAS], United States District Court for the Southern District of New York - allege that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. The four Texas cases are based on the alleged discharge of gasoline into East Caddo Creek in Hunt County, Texas on March 9, 2000 when a pipeline belonging to Explorer Pipeline Company ruptured. Valero was named in City of Dallas v. Explorer Pipeline Company, Inc., Valero Energy Corporation, et al., 160th State District Court, Dallas County, Texas (filed May 14, 2001) and related private landowner cases. The three California cases are primarily based on a product liability/product defect theory. In the New York, Texas and California cases, the plaintiffs generally seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these claims or proceedings would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

Teco Pipeline Company

Prior to July 31, 1997, Valero was a wholly owned subsidiary of a separate corporation named at that time Valero Energy Corporation, or Old Valero. Old Valero was engaged in both the refining and marketing business and the natural gas related services business. On July 31, 1997, Old Valero spun off Valero to Old Valero's stockholders and, with its remaining natural gas related services business, merged with a wholly owned subsidiary of PG&E Corporation (the "Restructuring"). Old Valero, together with certain of its natural gas related subsidiaries, and Valero were sued by Teco Pipeline Company regarding the operation of a 340-mile pipeline in West Texas in which a subsidiary of Old Valero owned a 50% undivided interest and Teco owned a 50% undivided interest.
A subsidiary of Old Valero was the operator of the pipeline. The plaintiff asserted that the defendants acted in bad faith and negatively affected the economics of the pipeline in order to provide financial advantages to facilities or entities owned by the defendants. Arbitration of the matter began in February 2001 and concluded in the fourth quarter of 2001. In December 2001, the arbitration panel ruled against the plaintiffs, and this matter was closed.

Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial position or liquidity.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

26.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Valero's results of operations by quarter for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share amounts):

                                                                  2001 QUARTER ENDED(a)
                                 -----------------------------------------------------------------------------------
                                 MARCH 31          JUNE 30         SEPTEMBER 30       DECEMBER 31           TOTAL
                                 --------          -------         ------------       -----------           -----
Operating revenues..........     $3,769,288       $4,499,108          $3,858,734         $2,861,209      $14,988,339
Operating income............        237,059          464,283             188,340            111,662        1,001,344
Net income..................        136,082          274,863             101,013             51,595          563,553

Earnings per share of
   common stock.............           2.23             4.50                1.66               0.86             9.28
Earnings per share of
   common stock -
   assuming dilution........           2.13             4.23                1.58               0.82             8.83

                                                                    2000 QUARTER ENDED(b)
                                 -----------------------------------------------------------------------------------
                                 MARCH 31          JUNE 30         SEPTEMBER 30       DECEMBER 31           TOTAL
                                 --------          -------         ------------       -----------           -----
Operating revenues..........     $2,928,617       $3,372,502         $ 4,248,831         $4,121,137      $14,671,087
Operating income............         57,767          158,392             223,910            170,910          610,979
Net income..................         30,739           87,680             127,356             93,345          339,120

Earnings per share of
   common stock.............           0.55             1.56                2.08               1.53             5.79
Earnings per share of
   common stock -
   assuming dilution........           0.54             1.51                2.01               1.47             5.60

(a) Includes the operations of the Huntway and El Paso Acquisitions beginning June 1, 2001. Since the UDS Acquisition was completed on December 31, 2001, its operations have not been included in these amounts.

(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

27.  SUBSEQUENT EVENTS

CASH DIVIDENDS AND DISTRIBUTIONS

On January 17, 2002, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable March 13, 2002, to holders of record at the close of business on February 13, 2002.

On January 22, 2002, Valero L.P. declared a quarterly partnership distribution of $0.60 per unit payable on February 14, 2002 to unitholders of record on February 1, 2002. The total distribution is expected to be approximately $12 million of which $3 million is payable to minority unitholders.

SALES OF ASSETS

Diamond-Koch

On January 16, 2002, subsequent to the UDS Acquisition, Diamond-Koch entered into a purchase and sale agreement with Enterprise Products Texas Operating L.P. for the sale of the hydrocarbon storage facilities for $129.3 million, of which $64.7 million was distributed to Valero in January 2002. On January 31, 2002, Diamond-Koch entered into an asset purchase and sale agreement with Enterprise Products Operating L.P. for the sale of the propane/propylene splitter facility and related distribution pipeline and terminal for $238.5 million, of which $119.3 million was distributed to Valero in February 2002. On March 1, 2002, Diamond-Koch entered into an asset purchase and sale agreement with Teppco Partners, L.P. for the sale of the natural gas liquids gathering and pipeline system for $132.0 million, of which $66.0 million was distributed to Valero in March 2002. Diamond-Koch is in the process of finalizing negotiations with purchasers for the remaining assets and expects to complete the sale no later than April 2002.

Golden Eagle Business

Pursuant to an agreement dated February 4, 2002, and subsequently amended on February 20, 2002, Valero reached a definitive agreement with Tesoro to sell the Golden Eagle Business for $1.125 billion, which includes an estimated $130 million for refinery feedstock and refined product inventories and is subject to closing adjustments. The sales price includes the assumption by Tesoro of various employee benefit and lease obligations, but excludes certain assets and liabilities of the Golden Eagle Business that will be retained by Valero, including accounts receivable, accounts payable, certain accrued liabilities and income tax obligations. The sale is expected to close in April 2002, subject to regulatory approval.

LEASE COMMITMENTS

In February 2002, Valero entered into a $170 million structured lease arrangement to combine a portion of an existing structured lease assumed in the UDS Acquisition related to the UDS headquarters facility with the funding of planned construction to expand this facility for future use as Valero's new corporate headquarters. The portion of the new arrangement related to the existing UDS facility is being accounted for as an operating lease beginning in February 2002, while the portion related to planned construction will be accounted for as an operating lease upon completion of the construction. This structured lease has a lease term that expires in

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

February 2007 and provides for up to two one-year renewal periods exercisable at Valero's option. If Valero elects to renew the lease, Valero is required to provide cash collateral in an amount equal to the residual value guarantee, which is currently estimated to be approximately $146 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors required by Items 10 through 13 of Form 10-K and Items 401 and 405 of Regulation S-K is incorporated herein by reference to Valero's definitive Proxy Statement which will be filed with the Commission by April 30, 2002. Information concerning Valero's executive officers appears in
Part I of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Valero Energy Corporation and its subsidiaries are included in
Part II, Item 8 of this Form 10-K:

                                                                                                                PAGE
                                                                                                                ----
Report of independent public accountants.....................................................................    56
Consolidated balance sheets as of December 31, 2001 and 2000.................................................    57
Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999.......................    58
Consolidated statements of stockholders' equity for the years ended
     December 31, 2001, 2000 and 1999........................................................................    59
Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999...................    60
Consolidated statements of comprehensive income for the years ended
     December 31, 2001, 2000 and 1999........................................................................    61
Notes to consolidated financial statements...................................................................    62

         2. FINANCIAL STATEMENT SCHEDULES AND OTHER FINANCIAL INFORMATION. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

         3. EXHIBITS. Filed as part of this Form 10-K are the following exhibits:

        2.1     --   Agreement and Plan of Merger, dated as of May 6, 2001, by
                     and among Valero Energy Corporation and Ultramar Diamond
                     Shamrock Corporation - incorporated by reference from
                     Exhibit 2.1 to Valero's Current Report on Form 8-K dated
                     May 6, 2001, and filed May 10, 2001.

       *2.2     --   Sale and Purchase Agreement for Golden Eagle Refining and
                     Marketing Assets, dated February 4, 2002, between Ultramar
                     Inc. and Tesoro Refining and Marketing Company, including
                     First Amendment dated February 20, 2002.

        2.3     --   Sale and Purchase Agreement For Exxon California Refining
                     and Marketing Assets, dated March 2, 2000, between
                     ExxonMobil Corporation and Valero Refining
                     Company-California - incorporated by reference from Exhibit
                     2.7 to Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

        2.4     --   First Amendment dated May 14, 2000, to the Sale and
                     Purchase Agreement For Exxon California Refining and
                     Marketing Assets between Exxon Mobil Corporation and Valero
                     Refining Company-California - incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

        2.5     --   Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero Energy Corporation, PG&E
                     Corporation, and PG&E Acquisition Corporation - incorporated by reference from Exhibit 2.1 to Valero's
                     Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        2.6     --   Form of Agreement and Plan of Distribution between Valero
                     Energy Corporation and Valero Refining and Marketing
                     Company - incorporated by reference from Exhibit 2.2 to Valero's Registration Statement on Form S-1 (File No.
                     333-27013), filed May 13, 1997.

        3.1     --   Amended and Restated Certificate of Incorporation of Valero
                     Energy Corporation - incorporated by reference from Exhibit
                     3.1 to Valero's Registration Statement on Form S-1 (File
                     No. 333-27013), filed May 13, 1997.

        3.2     --   Amendment to Restated Certificate of Incorporation of
                     Valero Energy Corporation - incorporated by reference from
                     Exhibit 3.1 to Valero's Current Report on Form 8-K dated
                     December 31, 2001, and filed January 11, 2002.

       *3.3     --   Amended and Restated By-Laws of Valero Energy Corporation.

        4.1     --   Rights Agreement between Valero Refining and Marketing
                     Company and Harris Trust and Savings Bank, as Rights Agent
                     - incorporated by reference from Exhibit 4.1 to Valero's
                     Registration Statement on Form S-8 (File No. 333-31709), filed July 21, 1997.

        4.2     --   Amended and Restated Declaration of Trust, dated as of June
                     28, 2000, of VEC Trust I (including Form of Preferred
                     Security) - incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

        4.3     --   Valero Energy Corporation Guarantee Agreement, dated as of
                     June 28, 2000, relating to VEC Trust I (including Form of
                     Preferred Security) - incorporated by reference from
                     Exhibit 4.3 to Valero's Current Report on Form 8-K dated
                     June 28, 2000, and filed June 30, 2000.

        4.4     --   Purchase Contract Agreement, dated as of June 28, 2000,
                     between Valero Energy Corporation and The Bank of New York
                     - incorporated by reference from Exhibit 4.4 to Valero's
                     Current Report on Form 8-K dated June 28, 2000, and filed
                     June 30, 2000.

        4.5     --   Pledge Agreement, dated as of June 28, 2000, among Valero
                     Energy Corporation, Bank One Trust Company, N.A. and The
                     Bank of New York - incorporated by reference from Exhibit
                     4.5 to Valero's Current Report on Form 8-K dated June 28,
                     2000, and filed June 30, 2000.

        4.6     --   Indenture, dated as of December 12, 1997, between Valero
                     Energy Corporation and The Bank of New York - incorporated by reference from Exhibit 3.4 to Valero's Registration
                     Statement on Form S-3 (File No. 333-56599), filed June 11,
                     1998.

        4.7     --   First Supplemental Indenture, dated as of June 28, 2000,
                     between Valero Energy Corporation and The Bank of New York
                     (including Form of 7 3/4% Senior Deferrable Note due 2005)
                     - incorporated by reference from Exhibit 4.6 to Valero's
                     Current Report on Form 8-K dated June 28, 2000, and filed
                     June 30, 2000.

        4.8     --   Remarketing Agreement, dated as of June 28, 2000, among
                     Valero Energy Corporation, VEC Trust I and Morgan Stanley &
                     Co. Incorporated - incorporated by reference from Exhibit
                     4.8 to Valero's Current Report on Form 8-K dated June 28,
                     2000, and filed June 30, 2000.

        4.9     --   Officer's Certificate delivered pursuant to Sections 102,
                     301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy
                     Corporation (including Form of Note) - incorporated by reference from Exhibit 4.9 to Valero's Current Report on
                     Form 8-K dated June 28, 2000, and filed June 30, 2000.

      +10.1     --   Valero Energy Corporation Executive Incentive Bonus Plan,
                     as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.1 to Valero's Registration
                     Statement on Form S-1 (File No. 333-27013), filed May 13,
                     1997.

      +10.2     --   Valero Energy Corporation Executive Stock Incentive Plan,
                     as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.2 to Valero's Registration
                     Statement on Form S-1 (File No. 333-27013), filed May 13,
                     1997.

      +10.3     --   Valero Energy Corporation Restricted Stock Plan for
                     Non-Employee Directors, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.4 to Valero's Registration Statement on Form S-1 (File No.
                     333-27013), filed May 13, 1997.

      +10.4     --   Valero Energy Corporation Non-Employee Director Stock
                     Option Plan, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.5 to Valero's
                     Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

      +10.5     --   Valero Energy Corporation 2001 Executive Stock Incentive
                     Plan, dated as of May 10, 2001 - incorporated by reference from Appendix A to Valero's Definitive Proxy Statement on
                     Schedule 14A, filed March 28, 2001.

      +10.6     --   Executive Severance Agreement between Valero Energy
                     Corporation and William E. Greehey, dated as of December
                     15, 1982, as adopted and ratified by Valero Refining and Marketing Company - incorporated by reference from Exhibit
                     10.6 to Valero's Registration Statement on Form S-1 (File
                     No. 333-27013), filed May 13, 1997.

      +10.7     --   Schedule of Executive Severance Agreements -
                     incorporated by reference from Exhibit 10.7 to Valero's
                     Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

      +10.8     --   Form of Indemnity Agreement between Valero Refining and
                     Marketing Company and William E. Greehey - incorporated by reference from Exhibit 10.8 to Valero's Registration
                     Statement on Form S-1 (File No. 333-27013), filed May 13,
                     1997.

      +10.9     --   Schedule of Indemnity Agreements - incorporated by
                     reference from Exhibit 10.9 to Valero's Registration
                     Statement on Form S-1 (File No. 333-27013), filed May 13,
                     1997.

      +10.10    --   Form of Incentive Bonus Agreement between Valero
                     Refining and Marketing Company and Gregory C. King - incorporated by reference from Exhibit 10.10 to Valero's
                     Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

      +10.11    --   Schedule of Incentive Bonus Agreements - incorporated by
                     reference from Exhibit 10.11 to Valero's Registration
                     Statement on Form S-1 (File No. 333-27013), filed May 13,
                     1997.

      +10.12    --   Form of Management Stability Agreement between Valero
                     Energy Corporation and Gregory C. King - incorporated by reference from Exhibit 10.14 to Valero's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1997.

      +10.13    --   Schedule of Management Stability Agreements -
                     incorporated by reference from Exhibit 10.13 to Valero's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000.

      +10.14    --   Employment Agreement dated March 25, 1999, effective as
                     of April 29, 1999 between Valero Energy Corporation and
                     William E. Greehey - incorporated by reference from Exhibit
                     10.18 to Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

      +10.15    --   Extension of Employment Agreement dated January 30,
                     2001, between Valero Energy Corporation and William E.
                     Greehey - incorporated by reference from Exhibit 10.15 to Valero's Annual Report on Form 10-K for the year ended
                     December 31, 2000.

      *10.16    --   Refinery Lease Agreement dated May 25, 2001 between Coastal
                     Refining & Marketing, Inc. and Valero Refining
                     Company-Texas.

      *10.17    --   Pipeline and Terminal Lease Agreement dated May 25, 2001
                     between Coastal Liquids Partners, L.P. and Valero Marketing and Supply Company and Valero Pipeline Company.

      *21.1     --   Valero Energy Corporation subsidiaries.

      *23.1     --   Consent of Arthur Andersen LLP, dated March 5, 2002.

      *24.1     --   Power of Attorney, dated March 12, 2002 (set forth on the
                     signature page of this Form 10-K).

--------------
*    Filed herewith

+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by stockholders of record at a charge of $.15 per page, minimum $5.00 each request. Direct inquiries to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292.

Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

    (b) REPORTS ON FORM 8-K. Valero did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 333-31709 (filed July 21, 1997), No. 333-31721 (filed July 21, 1997),

No. 333-31723 (filed July 21, 1997), No. 333-31727 (filed July 21, 1997), No.
333-81844 (filed January 31, 2002), and No. 333-81858 (filed January 31, 2002):

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

                                       VALERO ENERGY CORPORATION
                                         (Registrant)



                                       By      /s/ William E. Greehey
                                         --------------------------------------
                                                 (William E. Greehey)
                                        Chairman of the Board, Chief Executive
                                                 Officer and President

Date:    March 12, 2002

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

           SIGNATURE                                          TITLE                              DATE
           ---------                                          -----                              ----
                                                      Chairman of the Board
                                                     Chief Executive Officer
                                                          and President
      /s/ William E. Greehey                      (Principal Executive Officer)               March 12, 2002
-------------------------------
     (William E. Greehey)

                                                    Executive Vice President
                                                   and Chief Financial Officer
                                                    (Principal Financial and
      /s/ John D. Gibbons                              Accounting Officer)                    March 12, 2002
-------------------------------
     (John D. Gibbons)


      /s/ E. Glenn Biggs                                    Director                          March 12, 2002
-------------------------------
     (E. Glenn Biggs)


      /s/ W.E. Bradford                                     Director                          March 12, 2002
-------------------------------
     (W.E. Bradford)


      /s/ Ronald K. Calgaard                                Director                          March 12, 2002
-------------------------------
     (Ronald K. Calgaard)


     /s/ Donald M. Carlton                                  Director                          March 12, 2002
-------------------------------
     (Donald M. Carlton)


      /s/ Jerry D. Choate                                   Director                          March 12, 2002
-------------------------------
     (Jerry D. Choate)


      /s/ W.H. Clark                                        Director                          March 12, 2002
-------------------------------
     (W.H. Clark)


      /s/ Robert G. Dettmer                                 Director                          March 12, 2002
-------------------------------
     (Robert G. Dettmer)


      /s/ Ruben M. Escobedo                                 Director                          March 12, 2002
-------------------------------
     (Ruben M. Escobedo)


      /s/ Bob Marbut                                        Director                          March 12, 2002
-------------------------------
     (Bob Marbut)


      /s/ Susan Kaufman Purcell                             Director                          March 12, 2002
--------------------------------
     (Susan Kaufman Purcell)


      /s/ Bill Richardson                                   Director                          March 12, 2002
-------------------------------
     (William B. Richardson)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------


   2.1    --    Agreement and Plan of Merger, dated as of May 6, 2001, by and among Valero Energy Corporation and Ultramar Diamond Shamrock Corporation - incorporated by reference from Exhibit 2.1 to
                Valero's Current Report on Form 8-K dated May 6, 2001, and filed May 10, 2001.

  *2.2    --    Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February
                4, 2002, between Ultramar Inc. and Tesoro Refining and Marketing Company, including First
                Amendment dated February 20, 2002.


   2.3    --    Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March
                2, 2000, between ExxonMobil Corporation and Valero Refining Company-California -
                incorporated by reference from Exhibit 2.7 to Valero's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 2000.

   2.4    --    First Amendment dated May 14, 2000, to the Sale and Purchase Agreement For Exxon California
                Refining and Marketing Assets between Exxon Mobil Corporation and Valero Refining
                Company-California - incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

   2.5     --   Agreement and Plan of Merger, dated as of January 31, 1997, as amended, by and among Valero
                Energy Corporation, PG&E Corporation, and PG&E Acquisition Corporation - incorporated by reference from Exhibit 2.1 to Valero's Registration Statement on Form S-1 (File No.
                333-27013), filed May 13, 1997.

   2.6     --   Form of Agreement and Plan of Distribution between Valero Energy Corporation and Valero
                Refining and Marketing Company - incorporated by reference from Exhibit 2.2 to Valero's
                Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

   3.1     --   Amended and Restated Certificate of Incorporation of Valero Energy Corporation -
                incorporated by reference from Exhibit 3.1 to Valero's Registration Statement on Form S-1
                (File No. 333-27013), filed May 13, 1997.

   3.2     --   Amendment to Restated Certificate of Incorporation of Valero Energy Corporation -
                incorporated by reference from Exhibit 3.1 to Valero's Current Report on Form 8-K dated
                December 31, 2001, and filed January 11, 2002.

  *3.3     --   Amended and Restated By-Laws of Valero Energy Corporation.

   4.1     --   Rights Agreement between Valero Refining and Marketing Company and Harris Trust and Savings
                Bank, as Rights Agent - incorporated by reference from Exhibit 4.1 to Valero's Registration
                Statement on Form S-8 (File No. 333-31709), filed July 21, 1997.

   4.2     --   Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I
                (including Form of Preferred Security) - incorporated by reference from Exhibit 4.1 to
                Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

   4.3     --   Valero Energy Corporation Guarantee Agreement, dated as of June 28, 2000, relating to VEC
                Trust I (including Form of Preferred Security) - incorporated by reference from Exhibit 4.3 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

   4.4     --   Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York - incorporated by reference from Exhibit 4.4 to Valero's Current
                Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

   4.5     --   Pledge Agreement, dated as of June 28, 2000, among Valero Energy Corporation, Bank One Trust
                Company, N.A. and The Bank of New York - incorporated by reference from Exhibit 4.5 to
                Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

   4.6     --   Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of
                New York - incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on
                Form S-3 (File No. 333-56599), filed June 11, 1998.

   4.7     --   First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due 2005) -
                incorporated by reference from Exhibit 4.6 to Valero's Current Report on Form 8-K dated June
                28, 2000, and filed June 30, 2000.

   4.8     --   Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust
                I and Morgan Stanley & Co. Incorporated - incorporated by reference from Exhibit 4.8 to
                Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

   4.9     --   Officer's Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation
                (including Form of Note) - incorporated by reference from Exhibit 4.9 to Valero's Current
                Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

 +10.1     --   Valero Energy Corporation Executive Incentive Bonus Plan, as amended, dated as of April 23,
                1997 - incorporated by reference from Exhibit 10.1 to Valero's Registration Statement on
                Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.2     --   Valero Energy Corporation Executive Stock Incentive Plan, as amended, dated as of April 23,
                1997 - incorporated by reference from Exhibit 10.2 to Valero's Registration Statement on
                Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.3     --   Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.4 to Valero's
                Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.4     --   Valero Energy Corporation Non-Employee Director Stock Option Plan, as amended, dated as of
                April 23, 1997 - incorporated by reference from Exhibit 10.5 to Valero's Registration
                Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.5     --   Valero Energy Corporation 2001 Executive Stock Incentive Plan, dated as of May 10, 2001 -
                incorporated by reference from Appendix A to Valero's Definitive Proxy Statement on Schedule
                14A, filed March 28, 2001.

 +10.6     --   Executive Severance Agreement between Valero Energy Corporation and William E. Greehey, dated as of December 15, 1982, as adopted and ratified by Valero Refining and Marketing
                Company - incorporated by reference from Exhibit 10.6 to Valero's Registration Statement on
                Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.7     --   Schedule of Executive Severance Agreements - incorporated by reference from Exhibit 10.7 to
                Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.8     --   Form of Indemnity Agreement between Valero Refining and Marketing Company and William E.
                Greehey - incorporated by reference from Exhibit 10.8 to Valero's Registration Statement on
                Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.9     --   Schedule of Indemnity Agreements - incorporated by reference from Exhibit 10.9 to Valero's
                Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

 +10.10    --   Form of Incentive Bonus Agreement between Valero Refining and Marketing Company and Gregory
                C. King - incorporated by reference from Exhibit 10.10 to Valero's Registration Statement on
                Form S-1 (File No. 333-27013), filed May 13, 1997.

  +10.11    --  Schedule of Incentive Bonus Agreements - incorporated by reference from Exhibit 10.11 to
                Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

  +10.12    --  Form of Management Stability Agreement between Valero Energy Corporation and Gregory C. King
                - incorporated by reference from Exhibit 10.14 to Valero's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1997.

  +10.13    --  Schedule of Management Stability Agreements - incorporated by reference from Exhibit 10.13 to Valero's Annual Report on Form 10-K for the year ended December 31, 2000.

  +10.14    --  Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between Valero
                Energy Corporation and William E. Greehey - incorporated by reference from Exhibit 10.18 to
                Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

  +10.15    --  Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey - incorporated by reference from Exhibit 10.15 to Valero's Annual
                Report on Form 10-K for the year ended December 31, 2000.

  *10.16    --  Refinery Lease Agreement dated May 25, 2001 between Coastal Refining & Marketing, Inc. and
                Valero Refining Company-Texas.

  *10.17    --  Pipeline and Terminal Lease Agreement dated May 25, 2001 between Coastal Liquids Partners,
                L.P. and Valero Marketing and Supply Company and Valero Pipeline Company.

  *21.1     --  Valero Energy Corporation subsidiaries.

  *23.1     --  Consent of Arthur Andersen LLP, dated March 5, 2002.

  *24.1     --  Power of Attorney, dated March 12, 2002 (set forth on the signature page of this Form 10-K).

--------------
*    Filed herewith

+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.