Form 10-Q
period 2002-03-31
VALERO ENERGY CORP/TX
filed 2002-05-14
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

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



     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of April 30, 2002.

                                                                  Number of
                                                                    Shares
              Title of Class                                     Outstanding
              --------------                                     -----------
      Common Stock, $0.01 Par Value                              105,916,427

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...... 3

  Consolidated Statements of Income for the Three Months Ended
    March 31, 2002 and 2001................................................... 4

  Consolidated Statements of Cash Flows for the Three Months Ended
    March 31, 2002 and 2001................................................... 5

  Consolidated Statements of Comprehensive Income for the
    Three Months Ended March 31, 2002 and 2001................................ 6

  Notes to Consolidated Financial Statements.................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........35

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................40

   Item 6.  Exhibits and Reports on Form 8-K..................................41

SIGNATURE.....................................................................43

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                                       March 31,     December 31,
                                                                                         2002            2001
                                                                                         ----            ----
                                                                                      (Unaudited)     (Note 1)
                                     ASSETS
Current assets:
   Cash and temporary cash investments........................................        $    232.8       $    269.4
   Restricted cash............................................................              84.1             76.6
   Receivables, net...........................................................           1,012.0            741.2
   Inventories................................................................           1,466.0          1,453.1
   Income taxes receivable....................................................              78.0            176.7
   Prepaid expenses and other current assets..................................             125.5             92.5
   Assets held for sale.......................................................           1,027.4          1,303.6
                                                                                        --------         --------
     Total current assets.....................................................           4,025.8          4,113.1
                                                                                        --------         --------

Property, plant and equipment, at cost........................................           8,345.7          8,154.6
Less accumulated depreciation.................................................          (1,018.8)          (937.3)
                                                                                        --------         --------
   Property, plant and equipment, net.........................................           7,326.9          7,217.3
                                                                                        --------         --------

Goodwill......................................................................           2,270.7          2,210.5
Intangible assets, net........................................................             362.4            366.7
Deferred charges and other assets, net........................................             523.1            469.5
                                                                                        --------         --------
     Total assets.............................................................        $ 14,508.9       $ 14,377.1
                                                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt......................       $   2,671.2     $      505.7
   Payable to UDS shareholders................................................                -           2,055.2
   Accounts payable...........................................................           1,509.7          1,374.5
   Accrued expenses...........................................................             207.3            413.9
   Taxes other than income taxes..............................................             339.9            320.2
   Current deferred income tax liabilities....................................               6.0             60.7
                                                                                        --------         --------
     Total current liabilities................................................           4,734.1          4,730.2
                                                                                        --------         --------

Long-term debt, less current portion..........................................           2,574.2          2,517.4
                                                                                        --------         --------
Capital lease obligations.....................................................             288.9            287.9
                                                                                        --------         --------
Deferred income tax liabilities...............................................           1,413.1          1,388.1
                                                                                        --------         --------
Other long-term liabilities...................................................             760.8            762.8
                                                                                        --------         --------
Commitments and contingencies

Company-obligated preferred securities of subsidiary trusts...................             372.5            372.5
                                                                                        --------         --------
Minority interest in consolidated partnership.................................             115.2            115.6
                                                                                        --------         --------

Stockholders' equity:
   Common stock, $0.01 par value; 300,000,000 shares authorized;
      108,198,992 shares issued...............................................               1.1              1.1
   Additional paid-in capital.................................................           3,445.5          3,468.6
   Treasury stock, at cost; 2,115,352 and 4,001,683 shares as of
     March 31, 2002 and December 31, 2001, respectively.......................             (80.2)          (149.6)
   Retained earnings..........................................................             815.3            864.4
   Accumulated other comprehensive income.....................................              68.4             18.1
                                                                                        --------         --------
      Total stockholders' equity...............................................          4,250.1          4,202.6
                                                                                        --------         --------
     Total liabilities and stockholders' equity...............................        $ 14,508.9       $ 14,377.1
                                                                                        ========         ========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2002                 2001
                                                                                    ----                 ----
Operating revenues....................................................         $ 5,122.4            $ 3,769.3
                                                                                 -------              -------

Costs and expenses:
   Cost of sales......................................................           4,483.9              3,247.5
   Refining operating expenses........................................             307.2                196.9
   Retail selling expenses............................................             158.5                  1.4
   Administrative expenses............................................              58.3                 33.5
   Depreciation and amortization expense..............................             114.3                 52.9
                                                                                 -------              -------
     Total costs and expenses.........................................           5,122.2              3,532.2
                                                                                 -------              -------

Operating income......................................................               0.2                237.1
Other income (expense), net...........................................               2.8                 (0.3)
Interest and debt expense:
   Incurred...........................................................             (59.9)               (21.2)
   Capitalized........................................................               5.3                  2.5
Minority interest in net income of consolidated partnership...........              (2.6)                 -
Distributions on preferred securities
   of subsidiary trusts...............................................              (7.5)                (3.4)
                                                                                 -------              -------
Income (loss) before income tax expense (benefit).....................             (61.7)               214.7
Income tax expense (benefit)..........................................             (23.1)                78.6
                                                                                 -------              -------

Net income (loss).....................................................         $   (38.6)           $   136.1
                                                                                 =======              =======

Earnings (loss) per common share......................................           $ (0.37)              $ 2.23
  Weighted average common shares outstanding
     (in millions)....................................................             105.0                 61.1

Earnings (loss) per common share - assuming dilution..................           $ (0.37)              $ 2.13
   Weighted average common equivalent shares
     outstanding (in millions)........................................             105.0                 63.9

Dividends per share of common stock...................................           $  0.10               $ 0.08

                 See Notes to Consolidated Financial Statements.


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                  2002                  2001
                                                                                  ----                  ----
Cash flows from operating activities:
Net income (loss)......................................................       $   (38.6)            $   136.1
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization expense.............................           114.3                  52.9
     Noncash interest expense and other income, net....................             0.1                   2.3
     Changes in current assets and current liabilities.................          (189.7)                 29.3
     Minority interest in net income of consolidated partnership.......             2.6                     -
     Deferred income tax expense (benefit).............................           (48.4)                 52.7
     Changes in deferred charges and credits and other, net............           (19.1)                  3.5
     Change in assets held for sale....................................           (86.0)                    -
                                                                               --------                ------
       Net cash provided by (used in) operating activities.............          (264.8)                276.8
                                                                               --------                ------

Cash flows from investing activities:
   Capital expenditures................................................          (193.4)                (68.8)
   Deferred turnaround and catalyst costs..............................           (77.4)                (67.5)
   Proceeds from liquidation of investment in Diamond-Koch.............           300.9                     -
   Proceeds from disposition of property, plant and equipment
     and other, net....................................................             6.7                   0.2
                                                                               --------                ------
       Net cash provided by (used in) investing activities.............            36.8                (136.1)
                                                                               --------                ------

Cash flows from financing activities:
   Cash payment to UDS shareholders in connection with
     UDS Acquisition...................................................        (2,055.3)                    -
   Increase (decrease) in short-term debt, net.........................         2,173.0                 (27.0)
   Long-term debt borrowings, net of issuance costs....................            64.0                  18.3
   Long-term debt repayments...........................................            (8.7)                (18.5)
   Issuance of common stock in connection
     with employee benefit plans.......................................            38.7                  13.9
   Common stock dividends..............................................           (10.5)                 (4.9)
   Purchase of treasury stock..........................................            (6.7)                (11.4)
   Payment of cash distributions to minority interest in
     consolidated partnership..........................................            (3.1)                    -
                                                                               --------                ------
       Net cash provided by (used in) financing activities.............           191.4                 (29.6)
                                                                               --------                ------

Net increase (decrease) in cash and
   temporary cash investments..........................................           (36.6)                111.1

Cash and temporary cash investments at beginning of year...............           269.4                  14.6
                                                                               --------                ------

Cash and temporary cash investments at end of year.....................       $   232.8               $ 125.7
                                                                               ========                ======

                 See Notes to Consolidated Financial Statements.



                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 2002                 2001
                                                                                 ----                 ----
Net income (loss).....................................................         $(38.6)              $ 136.1
                                                                                -----                 -----

Other comprehensive income:
   Foreign currency translation adjustment............................           (0.7)                    -
                                                                                -----                 -----

   Net gain on derivative instruments designated
     and qualifying as cash flow hedges:
       Statement No. 133 transition adjustment,
          net of income tax expense of $15.2..........................              -                  28.3
       Net gain arising during the period,
          net of income tax expense of $30.8 and $5.1.................           54.5                   9.5
       Net (gain) loss reclassified into income,
            net of income tax expense (benefit) of $1.9 and $(2.6)....           (3.5)                  4.8
                                                                                -----                 -----
   Net gains on cash flow hedges......................................           51.0                  42.6
                                                                                -----                 -----

Comprehensive income..................................................        $  11.7               $ 178.7
                                                                                =====                 =====

                See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. Valero, an independent refining and marketing company, owns and operates 12 refineries in the United States and Canada with a combined throughput capacity of approximately 1.9 million barrels per day. Valero markets refined products through a network of approximately 4,600 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R).

These consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Valero owns approximately 73% of Valero L.P., a consolidated partnership that owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets that support three of Valero's refineries. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2002 presentation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

2.  ACCOUNTING CHANGES

Goodwill and Other Intangible Assets
Effective January 1, 2002, Valero adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." This statement, which supersedes APB Opinion No. 17, "Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Statement No. 142 provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

Goodwill and other intangible assets acquired in connection with the acquisition of Ultramar Diamond Shamrock Corporation (UDS) (see Note 3) are accounted for in accordance with the provisions of Statement No. 142. Goodwill and intangible assets with indefinite useful lives are not amortized, while intangible assets with finite useful lives are amortized.

Valero did not have goodwill prior to July 1, 2001 but did have finite-lived intangible assets that were amortized over their useful lives. The useful lives of those previously recognized intangible assets were reassessed using the guidance in Statement No. 142; however, no adjustment to the remaining amortization periods was necessary. Therefore, there was no impact to Valero's financial position or results of operations as a result of the adoption of this statement.

Accounting for the Impairment or Disposal of Long-Lived Assets
Effective January 1, 2002, Valero adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144, which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. Statement No. 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact to Valero's financial position or results of operations as a result of the adoption of this statement.

As of December 31, 2001, Valero classified certain long-lived assets held for disposal as "Assets held for sale" (Note 6). Since these assets were committed to be disposed of under a plan established prior to the adoption of Statement No. 144, they will continue to be accounted for in accordance with Statement No. 121, APB Opinion No. 30 and other relevant pronouncements rather than Statement No. 144.

3.  ACQUISITIONS

Ultramar Diamond Shamrock Corporation (UDS)
On December 31, 2001, Valero completed its acquisition of UDS (UDS Acquisition). UDS owned and operated seven refineries in Texas (2), California (2), Oklahoma, Colorado and Quebec, Canada, with a combined throughput capacity of approximately 850,000 barrels per day. UDS also marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores under the Diamond Shamrock(R), Ultramar(R), Beacon(R) and Total(R) brand names. As a condition for the regulatory approval of the acquisition, the Federal Trade Commission's (FTC) consent decree requires Valero to divest the 168,000 barrel-per-day Golden Eagle Refinery located in the San
Francisco Bay area, the associated wholesale marketing business, and 70 associated Beacon- and Ultramar-branded convenience stores located throughout Northern California (Note 6). As consideration for the UDS Acquisition, Valero paid approximately $2.1 billion of cash and issued approximately 45.9 million shares of Valero common stock to UDS shareholders.


Huntway Refining Company
Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California (Huntway Acquisition). Huntway owned and operated two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $75.7 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

El Paso Refinery and Related Product Logistics Business
Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related product logistics business (El Paso Acquisition) through capital lease agreements entered into with certain wholly owned subsidiaries of El Paso Corporation. The lease agreements are for a term of 20 years and provide for Valero to make annual lease payments of $18.5 million for the first two years and increased amounts thereafter. Valero has an option to purchase the facilities for approximately $294 million at the end of the second year of the lease, and for increasing amounts in each succeeding year through the end of the lease term. As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities.

Purchase Price Allocations for Acquisitions in 2001
The UDS, Huntway and El Paso Acquisitions were accounted for using the purchase method. The purchase price for each acquisition was allocated based on the estimated fair values of the individual assets and liabilities at the date of acquisition pending the completion of independent appraisals and other evaluations. The excess of purchase price over the fair values of the net assets acquired is recorded as goodwill. The operating results of the Huntway and El Paso Acquisitions were included in the Consolidated Statement of Income beginning June 1, 2001. The operating results of the UDS Acquisition are included in the Consolidated Statement of Income beginning January 1, 2002.

Pro Forma Financial Information
The following unaudited pro forma financial information for the three months ended March 31, 2001 assumes that the UDS, Huntway and El Paso Acquisitions occurred at the beginning of 2001. The effect of the UDS Acquisition included in this pro forma financial information assumes:
o the Golden Eagle Business, as described and defined in Note 6 and Note 17, was sold as of the beginning of 2001;
o approximately $795.0 million of the cash proceeds from the sale of the Golden Eagle Business were used to pay down debt; and
o    approximately  $130.0  million of the cash proceeds were used to repurchase
     2.9 million shares of common stock at $44.99 per share.

This pro forma information is not necessarily indicative of the results of future operations (in millions, except per share amounts).

                                                             Three Months Ended
                                                               March 31, 2001
                                                             ------------------
        Operating revenues...............................        $ 7,039.9
        Operating income.................................            451.3
        Net income.......................................            227.3
        Earnings per common share........................             2.18
        Earnings per common share - assuming dilution....             2.10

4.  RESTRICTED CASH

Restricted cash as of March 31, 2002 and December 31, 2001 included cash held in trust related to change-in-control payments to be made to UDS officers and key employees in connection with the UDS Acquisition, and cash restricted for use for environmental remediation costs related to the Alma Refinery that was shut down by UDS in 1999. In the first quarter of 2002, $46.4 million was paid to UDS officers and key employees in connection with the UDS Acquisition.

Restricted cash as of March 31, 2002 also included $53.8 million representing an earnest money deposit received from Tesoro Refining and Marketing Company (Tesoro) in conjunction with the sale of the Golden Eagle Business discussed in Notes 6 and 17.

5.  INVENTORIES

Inventories consisted of the following (in millions):

                                                March 31,       December 31,
                                                   2002              2001
                                                   ----              ----
        Refinery feedstocks...................  $   554.1          $   513.4
        Refined products and blendstocks......      697.1              727.8
        Convenience store merchandise.........       82.6               87.9
        Materials and supplies................      132.2              124.0
                                                  -------            -------
             Inventories......................  $ 1,466.0          $ 1,453.1
                                                  =======            =======

As of March 31, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $371.4 million. As of December 31, 2001, the replacement cost of LIFO inventories approximated their carrying value.

6.  ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in millions):

                                                March 31,      December 31,
                                                   2002              2001
                                                   ----              ----
        Golden Eagle Business..............     $ 1,027.4         $ 1,021.9
        Diamond-Koch.......................             -             281.7
                                                  -------           -------
           Assets held for sale............     $ 1,027.4         $ 1,303.6
                                                  =======           =======

Golden Eagle Business
In conjunction with the UDS Acquisition, the FTC approved a consent decree requiring divestiture of certain UDS assets. Similar decrees were finalized with the states of Oregon and California. Pursuant to the consent decrees, the assets to be divested are required to be held separate from other Valero operations, with the operations of the assets overseen by an independent trustee approved by the FTC. These assets and their related operations are referred to as the Golden Eagle Business and include:
o the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area and all tangible assets used in the operation of the refinery including docks, tanks and pipelines;
o the wholesale marketing business generally associated with the Golden Eagle Refinery production, which includes primarily sales to unbranded customers located in the northern half of California and Reno, Nevada; and
o 70 Beacon- and Ultramar-branded convenience stores located in Northern California, including land, buildings, pump equipment, underground storage tanks and various store equipment.

     Assets held for sale include the amount expected to be realized from the disposition of the Golden Eagle Business. The amount recorded was based on an agreement for the sale of the Golden Eagle Business to Tesoro discussed below and expected cash flows from operations of the Golden Eagle Business from January 1, 2002 through the anticipated date of sale. Pursuant to an agreement dated February 4, 2002, and subsequently amended on February 20, 2002, Valero reached a definitive agreement with Tesoro to sell the Golden Eagle Business for $1.125 billion, which includes an estimated $130.0 million for refinery feedstock and refined product inventories and is subject to closing adjustments. After the end of the first quarter of 2002, Valero and Tesoro amended their agreement to reduce the purchase price from $1.125 billion to $1.075 billion and to adjust the payment terms (see Note 17). The sales price includes the assumption by Tesoro of various employee benefit and lease obligations, but excludes certain assets and liabilities of the Golden Eagle Business that will be retained by Valero, including accounts receivable, accounts payable, certain accrued liabilities and income tax obligations. Results of operations for the Golden Eagle Business are excluded from Valero's results of operations.

Diamond-Koch
In the latter part of 2001, Koch Industries, Inc. and UDS, both 50% partners in the Diamond-Koch, L.P. joint venture, decided to sell the operating assets of Diamond-Koch and began soliciting bids from interested parties. Assets held for sale as of December 31, 2001 included the amount expected to be realized from the disposition of the operating assets of Diamond-Koch, L.P. During the quarter ended March 31, 2002, Diamond-Koch completed the sales of its operating assets for total proceeds of approximately $576.0 million. All cash in the joint venture in excess of amounts necessary to wind up its business was distributed, resulting in proceeds received by Valero from the liquidation of its investment of $300.9 million. Proceeds received by Valero in excess of the amount recorded as of December 31, 2001 were accounted for by reallocating Valero's purchase price for UDS. No gain or loss was recorded by Valero on this transaction.

7.   INTANGIBLE ASSETS

Intangible assets consisted of the following (in millions):

                                                                    March 31, 2002                  December 31, 2001
                                                           -----------------------------        -----------------------------
                                                            Gross           Accumulated          Gross           Accumulated
                                                             Cost          Amortization           Cost          Amortization
                                                            -----          ------------          -----          ------------
Intangible assets subject to amortization:
   Customer lists....................................       $  89.8          $  (1.5)            $  90.0            $    -
   U.S. retail intangible assets.....................          77.2             (8.4)               77.2               (6.5)
   Air emission credits..............................          50.0             (1.1)               50.0                 -
   Pension benefits..................................          32.8             (0.6)               32.8                 -
   Royalties and licenses............................          34.0             (7.5)               32.3               (7.0)
                                                              -----             ----               -----               ----
     Intangible assets  subject to amortization......         283.8          $ (19.1)              282.3            $ (13.5)
                                                                                ====                                   ====
Intangible assets not subject to amortization:
   Trade name - Canadian retail operations...........          97.7                                 97.9
                                                              -----                                -----
         Total.......................................       $ 381.5                              $ 380.2
                                                              =====                                =====

Amortization expense for intangible assets subject to amortization was $5.6 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for the years ending December 31, 2002 through 2006 is approximately $22.4 million per year.

8.  GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows (in millions):

        Balance as of December 31, 2001......................    $ 2,210.5
           Adjustments to purchase price allocation
             related to UDS Acquisition......................         60.2
                                                                ----------
        Balance as of March 31, 2002.........................    $ 2,270.7
                                                                   =======

As of March 31, 2002 and December 31, 2001, goodwill resulting from the UDS Acquisition was based on a preliminary purchase price allocation. Since an independent appraisal has not yet been completed, goodwill by reportable segments is not currently available.

9.  LONG-TERM DEBT

On January 7, 2002, Valero financed the $2.1 billion cash portion of the UDS Acquisition, which was recorded as "Payable to UDS shareholders" as of December 31, 2001, with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities.

The bridge loan facility is a single-draw facility with a one-year maturity. See
Note 17 for a discussion of the repayment of borrowings under the bridge loan facility with proceeds from a $1.8 billion debt offering in April 2002. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term and, subject to the commitment amounts and terms, provide for borrowings to be made at various amounts, maturities and interest rates, at the option of Valero.

10.  STOCKHOLDERS' EQUITY

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the three months ended March 31, 2002, Valero repurchased shares of its common stock under these programs at a cost of $6.7 million.

11.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                         ----           ----
 Earnings (Loss) per Common Share:
    Net income (loss) applicable to common shares.... $ (38.6)       $ 136.1
                                                         ====          =====

    Weighted-average common shares outstanding
      (in millions)..................................   105.0           61.1
                                                        =====           ====


    Earnings (loss) per common share................. $ (0.37)        $ 2.23
                                                         ====           ====

 Earnings (Loss) per Common Share -
    Assuming Dilution:
    Net income (loss) available to
      common equivalent shares....................... $ (38.6)       $ 136.1
                                                         ====          =====

    Weighted-average common shares outstanding
      (in millions)..................................   105.0           61.1

    Effect of dilutive securities:
      Stock options..................................       -            1.7
      Performance awards and other benefit plans.....       -            0.9
      PEPS Units.....................................       -            0.2
                                                        -----           ----
    Weighted-average common equivalent
      shares outstanding.............................   105.0           63.9
                                                        =====           ====

    Earnings (loss) per common share
      - assuming dilution............................ $ (0.37)        $ 2.13
                                                         ====           ====

12.  STATEMENTS OF CASH FLOWS

In order to  determine  net cash  provided by operating  activities,  net income
(loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2002         2001
                                                            ----         ----
   Decrease (increase) in current assets:
      Restricted cash.................................  $   (7.5)     $     -
      Receivables, net................................    (233.4)        10.3
      Inventories.....................................     (12.9)       (41.5)
      Income taxes receivable.........................     112.9            -
      Prepaid expenses and other current assets.......       3.5         (2.0)
   Increase (decrease) in current liabilities:
      Accounts payable................................     134.6         60.4
      Accrued expenses................................    (206.6)        (0.9)
      Taxes other than income taxes...................      19.7          6.8
      Income taxes payable............................         -         (3.8)
                                                           -----        -----
      Changes in current assets and
        current liabilities...........................  $ (189.7)      $ 29.3
                                                           =====         ====

The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt. Also excluded from the table above are the current assets and current liabilities acquired in connection with the Huntway, El Paso and UDS Acquisitions in 2001, which are reflected separately in the Consolidated Statements of Cash Flows.

Cash flows related to interest and income taxes were as follows (in millions):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2002           2001
                                                          ----           ----
   Interest paid (net of amount capitalized)..........  $ 44.2         $  9.3
   Income taxes paid..................................     3.1           29.7
   Income tax refunds received........................    90.1              -

13.  PRICE RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:
o changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);
o changes in cash flows of certain forecasted transactions such as forecasted feedstock and natural gas purchases, product sales and refining margins (cash flow hedges); and,
o price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).
In addition, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

Interest Rate Risk
Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements, which have been designated and qualify as fair value hedging instruments, are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate.

Foreign Currency Risk
Periodically, Valero may enter into foreign exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations that are denominated in U.S. dollars. These contracts are not designated as hedging instruments.

Certain Financial Statement Disclosures
For the three months ended March 31, 2002 and 2001, the net gain (loss) recognized in income representing the amount of hedge ineffectiveness was $1.5 million and $(3.4) million, respectively, for fair value hedges and $14.9 million and $(8.3) million, respectively, for cash flow hedges. These amounts are included in "Cost of sales" in the Consolidated Statements of Income. No component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments no longer qualifying as fair value hedges.

For cash flow hedges, gains and losses currently reported in "Accumulated other comprehensive income" in the Consolidated Balance Sheets will be reclassified into income when the forecasted feedstock or natural gas purchase, product sale or refining margin affects income. The estimated amount of existing net gain included in "Accumulated other comprehensive income" as of March 31, 2002 that is expected to be reclassified into income within the next 12 months is $68.9 million. As of March 31, 2002, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 21 months. For the three months ended March 31, 2002 and 2001, no amounts were reclassified from "Accumulated other comprehensive income" into income as a result of the discontinuance of cash flow hedge accounting.

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

14.  SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero had one reportable segment: the refining and marketing of refined products. Beginning January 1, 2002, Valero has two reportable segments, refining and retail, because of Valero's acquisition of UDS on December 31, 2001, and its significant retail operations. Valero's refining segment includes refinery, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.



                                                        Refining         Retail        Corporate            Total
                                                        --------         ------        ---------            -----
                                                                             (in millions)
Three months ended March 31, 2002:
Operating revenues from external customers.........    $ 3,957.8      $ 1,164.6        $     -          $ 5,122.4
Intersegment revenues..............................        544.0            -                -              544.0
Operating income (loss)............................         64.6            3.4            (67.8)             0.2

Three months ended March 31, 2001:
Operating revenues from external customers.........      3,759.5            9.8              -            3,769.3
Intersegment revenues..............................         27.6            -                -               27.6
Operating income (loss)............................        274.0           (0.2)           (36.7)           237.1

15.  ENVIRONMENTAL MATTERS

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

The balance of and changes in the accruals for environmental matters, which are principally included in "Other long-term liabilities," were as follows (in millions):

        Balance as of December 31, 2001...........................     $ 173.8
           Additions to accrual...................................         0.4
           Payments, net of third-party recoveries................        (5.1)
                                                                        ------
        Balance as of March 31, 2002..............................     $ 169.1
                                                                         =====

Valero believes that it has adequately provided for its environmental liabilities with the accruals referred to above. These liabilities have not been reduced by possible recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position.

16.  LITIGATION AND CONTINGENCIES

Unocal
On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit, Unocal prevailed against five other major refiners involving its '393 patent. In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, the PTO issued a notice of rejection of all claims of the '393 patent. Unocal has responded to the PTO's action, but the PTO has not issued a final decision. In January 2002, the PTO reversed an earlier denial and began a reexamination of Unocal's '126 patent. Both reexaminations could affect the scope and validity of the patents. Valero moved to stay the patent lawsuit pending the outcome of the reexamination proceedings, and on May 6, 2002, the court stayed the lawsuit until July 1, 2002. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

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

17.  SUBSEQUENT EVENTS

On April 15, 2002, Valero sold $1.8 billion of bonds as follows:
o    $300 million of 6.125%  Senior  Notes due April 15,  2007,  priced to yield
     6.17%;
o $750 million of 6.875% Senior Notes due April 15, 2012, priced to yield 6.91%; and
o    $750  million  of 7.5%  Senior  Notes due April 15,  2032,  priced to yield
     7.573%.
Proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition, with the remaining proceeds used to reduce borrowings under Valero's revolving bank credit agreements.

On April 19, 2002, Valero L.P. declared a quarterly partnership distribution of $0.65 per unit payable on May 15, 2002 to unitholders of record on May 1, 2002. The total distribution is expected to be approximately $12.9 million of which $3.4 million is payable to minority unitholders.

On May 3, 2002, Valero and Tesoro executed a second amendment to the sale and purchase agreement for the sale of the Golden Eagle Business to Tesoro. Pursuant to this second amendment, the sales price was reduced to $1.075 billion, which includes an estimated $130.0 million for refinery feedstock and refined product inventories. The sales price is subject to change to reflect the value of inventories at closing and other closing adjustments. Under the amended agreement, upon the sale of the Golden Eagle Business, Valero will receive cash proceeds of $925.0 million and two notes totaling $150.0 million. The net present value of these notes, which have been discounted at the issuer's applicable interest rate and not that of Valero and which will be based on interest rates at the closing date, is expected to be between $80.0 million and $95.0 million. In addition, the amendment limits Valero's responsibility for capital expenditures related to a CARB III project prior to closing to a maximum of $47.5 million. Through April 30, 2002, Valero has spent $40.0 million on this project. Valero expects the sale to close in May 2002.

On May 9, 2002, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable June 12, 2002 to holders of record at the close of business on May 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading "Results of Operations - Outlook," contains certain estimates, predictions, projections, assumptions and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

o the effect of Valero's recently completed acquisition of UDS on Valero's business, results of operations and financial position;
o    future refining margins, including gasoline and heating oil margins;
o future retail margins, including gasoline, diesel fuel, home heating oil and convenience store merchandise margins;
o expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
o    anticipated levels of crude oil and refined product inventories;
o Valero's anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of these capital investments on Valero's results of operations;
o anticipated trends in the supply and demand for crude oil feedstocks and refined products in the United States, Canada and elsewhere;
o    expectations regarding environmental and other regulatory initiatives;  and
o the effect of general economic and other conditions on refining and retail industry fundamentals.

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

o    the level of consumer demand, including seasonal fluctuations;
o    refinery overcapacity or undercapacity;
o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
o environmental and other regulations at both the state and federal levels and in foreign countries;
o    the level of foreign  imports of refined  products;
o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;
o changes in the cost or availability of transportation for feedstocks and refined products;
o the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects;
o irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;
o rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;
o changes in the credit ratings assigned to Valero's debt securities and trade credit;
o    changes in the value of the Canadian dollar relative to the U.S. dollar;
o    overall economic conditions; and
o other economic, business, competitive and/or regulatory factors that may affect Valero's business generally as described in Valero's filings with the SEC.

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

                              RESULTS OF OPERATIONS

First Quarter 2002 Compared to First Quarter 2001

      Financial Highlights (millions of dollars, except per share amounts)

                                                                          Three Months Ended March 31,
                                                                   ---------------------------------------------
                                                                     2002(a)          2001(a)           Change
                                                                     -------          -------           ------
Operating revenues.............................................    $ 5,122.4        $ 3,769.3          $ 1,353.1

Cost of sales..................................................     (4,483.9)        (3,247.5)          (1,236.4)
Refining operating expenses:
   Cash........................................................       (307.2)          (196.9)            (110.3)
   Depreciation and amortization...............................        (94.9)           (49.5)             (45.4)
Retail selling expenses:
   Cash........................................................       (158.5)            (1.4)            (157.1)
   Depreciation and amortization...............................         (9.9)            (0.2)              (9.7)
Administrative expenses:
   Cash........................................................        (58.3)           (33.5)             (24.8)
   Depreciation and amortization...............................         (9.5)            (3.2)              (6.3)
                                                                    --------          -------           --------
Operating income...............................................          0.2            237.1             (236.9)
Other income (expense), net....................................          2.8             (0.3)               3.1
Interest and debt expense, net.................................        (54.6)           (18.7)             (35.9)
Minority interest in net income of consolidated
   partnership.................................................         (2.6)             -                 (2.6)
Distributions on preferred securities of subsidiary trusts.....         (7.5)            (3.4)              (4.1)
Income tax benefit (expense)...................................         23.1            (78.6)             101.7
                                                                    --------          --------          --------
     Net income (loss).........................................   $    (38.6)       $   136.1          $  (174.7)
                                                                    ========          =======             ======

Earnings (loss) per common share - assuming dilution...........      $ (0.37)          $ 2.13          $   (2.50)

Earnings before interest, taxes, depreciation and
   amortization (EBITDA).......................................      $ 107.2          $ 286.3           $ (179.1)

Ratio of EBITDA to interest incurred...........................          1.8x            13.5x             (11.7x)

----------------------------------------------------------------- --------------
(a) The first quarter of 2002 includes and the first quarter of 2001 excludes the operations of UDS, Huntway and the El Paso Corpus Christi Refinery and related product logistics business, each of which was acquired in 2001 subsequent to the first quarter.
(b) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the West Coast refining region includes the Benicia and Wilmington Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; and the Northeast refining region includes the Quebec and Paulsboro Refineries.
(c) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.



                              Operating Highlights
                                                                           Three Months Ended March 31,
                                                                      -------------------------------------------
                                                                      2002(a)          2001(a)           Change
                                                                      -------          -------           ------
Refining:
Throughput volumes (Mbbls per day)............................          1,523              877                646
Average throughput margin per barrel..........................         $ 3.40           $ 6.61            $ (3.21)
Operating costs per barrel:
   Cash (fixed and variable)..................................         $ 2.24           $ 2.49            $ (0.25)
   Depreciation and amortization..............................           0.69             0.63               0.06
                                                                         ----             ----               ----
     Total operating costs per barrel.........................         $ 2.93           $ 3.12            $ (0.19)
                                                                         ====             ====               =====

Charges:
   Crude oils:
     Sour.....................................................             46%              60%               (14)
     Sweet....................................................             33               13                 20
                                                                          ---              ---                ---
       Total crude oils.......................................             79               73                  6
   Residual fuel oil..........................................              5                7                 (2)
   Other feedstocks and blendstocks...........................             16               20                 (4)
                                                                          ---              ---                ---
     Total charges............................................            100%             100%                 -
                                                                          ===              ===                ===

Yields:
   Gasolines and blendstocks..................................             54%              53%                 1
   Distillates................................................             26               27                 (1)
   Petrochemicals.............................................              3                3                  -
   Lubes and asphalts.........................................              4                2                  2
   Other products.............................................             13               15                 (2)
                                                                          ---              ---                ---
     Total yields.............................................            100%             100%                 -
                                                                          ===              ===                ===

Retail - U.S.:
Company-operated fuel sites...................................          1,413               11              1,402
Fuel volumes (gallons per day per site).......................          4,520            5,364               (844)
Fuel margin (per gallon)......................................        $ 0.053          $ 0.127           $ (0.074)
Merchandise sales (in millions)...............................        $ 248.2            $ 0.9            $ 247.3
Merchandise margin (% of sales)...............................           26.3%            38.7%             (12.4)%
Selling expenses (per gallon).................................        $ 0.219          $ 0.302           $ (0.083)

Retail - Northeast:
Fuel volumes (thousand gallons per day).......................          3,328            N/A
Fuel margin (per gallon)......................................        $ 0.196            N/A
Merchandise sales (in millions)...............................         $ 20.6            N/A
Merchandise margin (% of sales)...............................           22.3%           N/A
Selling expenses (per gallon).................................        $ 0.142            N/A





                   Refining Operating Highlights by Region (b)
                                                                           Three Months Ended March 31,
                                                                      -------------------------------------------
                                                                      2002(a)          2001(a)           Change
                                                                      -------          -------           ------
Gulf Coast:
Throughput volumes (Mbbls per day)............................            630              536                 94
Average throughput margin per barrel..........................         $ 3.14           $ 6.39            $ (3.25)
Operating costs per barrel:
   Cash (fixed and variable)..................................         $ 2.31           $ 2.34            $ (0.03)
   Depreciation and amortization..............................           0.84             0.71               0.13
                                                                         ----             ----               ----
     Total operating costs per barrel.........................         $ 3.15           $ 3.05            $  0.10
                                                                         ====             ====               ====

West Coast:
Throughput volumes (Mbbls per day)............................            293              154                139
Average throughput margin per barrel..........................         $ 5.56           $ 9.57            $ (4.01)
Operating costs per barrel:
   Cash (fixed and variable)..................................         $ 2.90           $ 3.58            $ (0.68)
   Depreciation and amortization..............................           0.72             0.53               0.19
                                                                         ----             ----               ----
     Total operating costs per barrel.........................         $ 3.62           $ 4.11            $ (0.49)
                                                                         ====             ====               ====

Mid-Continent:
Throughput volumes (Mbbls per day)............................            244              N/A
Average throughput margin per barrel..........................         $ 3.41              N/A
Operating costs per barrel:
   Cash (fixed and variable)..................................         $ 2.35              N/A
   Depreciation and amortization..............................           0.55              N/A
                                                                         ----
     Total operating costs per barrel.........................         $ 2.90              N/A
                                                                         ====

Northeast:
Throughput volumes (Mbbls per day)............................            356              187                169
Average throughput margin per barrel..........................         $ 2.10           $ 4.72            $ (2.62)
Operating costs per barrel:
   Cash (fixed and variable)..................................         $ 1.50           $ 2.04            $ (0.54)
   Depreciation and amortization..............................           0.48             0.48                  -
                                                                         ----             ----               ----
     Total operating costs per barrel.........................         $ 1.98           $ 2.52            $ (0.54)
                                                                         ====             ====               ====




     Average Market Reference Prices and Differentials (dollars per barrel)
                                                                            Three Months Ended March 31,
                                                                      -----------------------------------------
                                                                      2002(a)          2001(a)           Change
                                                                      -------          -------           ------
Feedstocks:
   West Texas Intermediate (WTI) crude oil....................        $  21.53        $  28.78          $ (7.25)
   WTI less sour crude oil at U.S. Gulf Coast (c).............        $   2.59        $   5.33          $ (2.74)
   WTI less Alaska North Slope (ANS)..........................        $   1.76        $   3.75          $ (1.99)

Products:
   U.S. Gulf Coast:
     Conventional 87 gasoline less WTI........................        $   3.48        $   5.76          $ (2.28)
     No. 2 fuel oil less WTI..................................        $   1.34        $   3.47          $ (2.13)
     Propylene less WTI.......................................        $   0.85        $   2.67          $ (1.82)
   U.S. Mid-Continent:
     Conventional 87 gasoline less WTI........................        $   4.51        $   6.71          $ (2.20)
     Low-sulfur diesel less WTI...............................        $   2.58        $   5.77          $ (3.19)
   U.S. East Coast:
     Conventional 87 gasoline less WTI........................        $   3.47        $   5.28          $ (1.81)
     No. 2 fuel oil less WTI..................................        $   2.39        $   4.32          $ (1.93)
     Lube oils less WTI.......................................        $  17.40        $  26.24          $ (8.84)
   U.S. West Coast:
     CARB 87 gasoline less ANS................................        $  11.27        $  19.47          $ (8.20)
     Low-sulfur diesel less ANS...............................        $   5.27        $   9.38          $ (4.11)

General

Valero reported a net loss for the first quarter of 2002 of $38.6 million, or $0.37 per share, compared to net income of $136.1 million, or $2.13 per share, in the first quarter of 2001.

Operating revenues increased 36% in the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions, somewhat offset by a significant decline in refined product prices. However, operating income for the first quarter of 2002 decreased significantly to $0.2 million compared to operating income of $237.1 million for the same period in 2001. The decrease in operating income from 2001 to 2002 was due mainly to weak economic conditions, a record warm winter in the northeastern part of the United States, reduced jet fuel demand and depressed sour crude oil discounts, all of which combined to produce significantly lower refining margins. In addition to the overall poor refining margin environment, operating income was also lower due to a significant level of scheduled and unscheduled downtimes at several of Valero's refineries.

Refining

Operating income for Valero's refining segment was $64.6 million for the quarter ended March 31, 2002, compared to operating income of $274.0 million for the quarter ended March 31, 2001. In the first quarter of 2001, gasoline and distillate margins were exceptionally high as a result of a cold winter and high natural gas prices, and sour crude oil discounts to WTI were at near-record levels. However, in the first quarter of 2002, refining operating results were impacted by the following factors:
o gasoline margins declined nearly 40% and distillate margins declined over 50% due to high inventory levels for these products as a result of weak economic conditions, the unusually warm winter in the Northeast, and lower jet fuel demand following the September 11, 2001 terrorist attacks;
o discounts on Valero's key sour crude oil feedstocks during the first quarter of 2002 declined over 50% from first quarter 2001 levels primarily due to OPEC's crude oil production cuts, which were made up of predominantly sour crude oils; and
o refinery utilization rates were approximately 15% below normal operating rates during the first quarter of 2002 which resulted in decreased operating income of approximately $60 million. During the first quarter of 2002, seven of Valero's twelve refineries were affected by turnaround activities, including the Benicia Refinery in the West Coast region, the Corpus Christi, Texas City, Three Rivers and Krotz Springs Refineries in the Gulf Coast region, and the McKee and Denver Refineries in the Mid-Continent region. In addition to the scheduled downtime, Valero also experienced some unplanned maintenance during the first quarter of 2002, and production at several refineries was cut by as much as 25% due to uneconomic operating conditions in January and February 2002.

Retail

Retail operating income was $3.4 million for the quarter ended March 31, 2002, compared to a loss of $0.2 million for the quarter ended March 31, 2001, which included only the 12 northern California retail stores operated by Valero at that time. U.S. retail operations were negatively impacted by exceptionally low retail fuel margins, which averaged five cents per gallon in the first quarter of 2002, resulting in an operating loss of $19.3 million. During the first quarter of 2002, crude oil prices increased dramatically from 2001 year-end levels, which made it difficult for U.S. retailers to pass along their higher costs to consumers and consequently, retail margins were negatively affected. Valero's Northeast retail operations, which include retail outlets in Canada and the home heating oil business in Canada and the northeastern U.S., generated an operating profit of $22.7 million resulting from a fuel margin of $0.20 per gallon.

Corporate Expenses and Other

Administrative expenses increased $24.8 million in the first quarter of 2002 due
primarily  to  the  UDS  Acquisition,   partially  offset  by  reduced  variable
compensation due to the loss incurred in the quarter.

Net interest expense increased $35.9 million to $54.6 million in the first quarter of 2002 compared to the first quarter of 2001 due primarily to the incremental debt incurred to finance the UDS Acquisition, the additional debt assumed in the UDS Acquisition, and interest incurred in 2002 in connection with the capital leases associated with the El Paso Acquisition which was effective June 1, 2001.

The minority interest in net income of consolidated partnership of $2.6 million represents the minority unitholders' share of the net income of Valero L.P. Valero L.P. owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero's McKee, Three Rivers and Ardmore Refineries.

Distributions on preferred securities of subsidiary trusts increased $4.1 million from $3.4 million in the first quarter of 2001 to $7.5 million in the first quarter of 2002. This increase is due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income taxes decreased $101.7 million from tax expense of $78.6 million in the first quarter of 2001 to a tax benefit of $23.1 million in the first quarter of 2002, due mainly to a $276.4 million decrease in pre-tax income.

OUTLOOK

Weak economic conditions, which have persisted from the fourth quarter of 2001, record warm winter temperatures in the Northeast, reduced jet fuel demand following the September 11th terrorist attacks, and depressed sour crude oil discounts, all combined to produce one of the worst refining margin environments in a decade. Valero's planned maintenance and turnaround activity at seven of its 12 refineries in the first quarter of 2002 and additional production cuts during this time resulted in an additional negative effect on Valero's results of operations for the first quarter of 2002. However, the production cuts by Valero, as well as those by other companies in the industry, reduced gasoline inventories to more normal levels by the latter part of the quarter. However, even with the lower production, distillate inventories have not decreased and, as a result, distillate margins remain very weak.

Gasoline margins in April of 2002 averaged $6.45 per barrel on the Gulf Coast and $10.66 per barrel on the West Coast. Due to continued high inventory levels, high import levels and increased refinery utilization rates, gasoline margins have weakened considerably in May. Gasoline demand, though, has been strong thus far this year, having increased 4% over the same period last year according to the American Petroleum Institute. As the summer driving season approaches, gasoline demand is expected to remain strong.

In the second quarter of 2002, distillate margins have continued to weaken from the already low levels of the first quarter of 2002 and are well below the $3.22-per-barrel Gulf Coast margin in the second quarter of 2001. Distillate margins averaged $0.73 per barrel in April 2002 and have been negative thus far in May 2002 ($0.26 per barrel), below already weak levels in March 2002 of $1.22 per barrel. For the first four months of 2002, distillate demand has declined about 4% compared to the same period of 2001. Jet fuel demand, however, has recovered significantly from first quarter 2002 levels and is approaching normal levels for this time of year.

The sour crude oil discount to WTI remains very narrow and is substantially less than the $6.10 per barrel discount in the second quarter of 2001. Crude oil production cuts by OPEC have dramatically reduced the supply of heavy, sour crude oil and have negatively impacted those discounts and, as a result, Valero's earnings. In addition, these cuts were further compounded by the loss of Iraqi barrels during April. Now that Iraqi barrels have returned to the market, sour crude oil discounts are expected to return to more normal levels. Also, as world demand improves, Valero expects that more sour crude oil will be produced and discounts should expand.

Based on the existing weak environment for both sour crude oil discounts and refined product margins, and the futures market's valuation of refined products as of early May, Valero would expect to report a slight profit in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2002 and 2001
Net cash used in operating activities was $264.8 million during the first quarter of 2002 compared to net cash provided by operating activities of $276.8 million during the first quarter of 2001. The unfavorable change in cash generated from operating activities was due primarily to the decrease in income for the reasons discussed above under "Results of Operations." In addition, during the first quarter of 2002, $189.7 million was required for working capital purposes, as detailed in Note 12 of Notes to Consolidated Financial Statements, largely resulting from a net increase in accounts receivable and accounts payable attributable to an increase in commodity prices from December 2001 to March 2002. In addition, accrued expenses decreased $206.6 million resulting mainly from payments of change-in-control benefits to former UDS employees and employee bonuses. These working capital requirements were partially offset by a reduction in income taxes receivable of $112.9 million. Net cash from operating activities was also negatively affected by $86.0 million of payments to fund the operations of the Golden Eagle Business, which is being held for sale. During the quarter ended March 31, 2002, Valero received $300.9 million of proceeds as a result of the liquidation of Valero's investment in the Diamond-Koch joint venture. These proceeds, combined with bank borrowings and borrowings under Valero's $1.5 billion bridge loan, the utilization of excess cash, and proceeds from issuances of common stock related to Valero's benefit plans, were used to:
o fund the $2.055 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
o fund capital expenditures of $193.4 million and deferred turnaround and catalyst costs of $77.4 million,
o    provide cash required for operating activities as discussed above,
o    repurchase shares of Valero common stock, and
o pay common stock dividends and distributions to the public unitholders of Valero L.P.

Net cash provided by operating activities during the first quarter of 2001 was $276.8 million primarily due to profitable operations as discussed above under "Results of Operations" as well as cash provided by working capital items as detailed in Note 12 of Notes to Consolidated Financial Statements. During the first quarter of 2001, $29.3 million of cash was generated by changes in working capital due primarily to an increase in accounts payable which more than offset a related increase in feedstock inventory levels resulting from scheduled and unscheduled downtime at Valero's Benicia, Texas City and Houston Refineries. During the first quarter of 2001, cash and temporary cash investments increased $111.1 million as cash provided by operating activities and issuances of common stock related to Valero's benefit plans exceeded amounts required to:
o    fund capital expenditures and deferred turnaround and catalyst costs,
o    reduce short-term bank borrowings,
o    repurchase shares of Valero common stock, and
o    pay common stock dividends.

Contractual Obligations and Commercial Bank Commitments
As of March 31, 2002, Valero had a $1.5 billion bridge loan facility and two $750 million revolving bank credit facilities, which were used to finance the cash portion of the UDS Acquisition. The bridge loan facility was paid off with bond proceeds received in April 2002 (see discussion below) and was terminated effective April 15, 2002. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term. These facilities contain certain restrictive covenants including an interest coverage ratio and a debt-to-capitalization ratio.

Valero's committed credit facilities as of March 31, 2002 were as follows (in millions):

                                                  Borrowing    Borrowings
                                                   Capacity   Outstanding
                                                  ---------   -----------

  Bridge loan facility.........................   $ 1,500.0   $ 1,500.0
  5-year revolving credit facility.............       750.0       525.0
  364-day revolving credit facility............       750.0       600.0
  Committed revolving credit facility
    for Valero L.P.............................       120.0        80.0
  Canadian committed revolving
    credit facility............................ Cdn $ 200.0        13.1(U.S. $)

As of March 31, 2002, Valero had $273.0 million outstanding under various uncommitted short-term bank credit facilities. Outstanding letters of credit totaled $281.1 million under the uncommitted short-term facilities and $58.1 million under the committed credit facilities.

As of March 31, 2002, Valero had $150 million principal amount of 6.75% notes outstanding, under which a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002. If the third party does not exercise its purchase option, Valero would be required to repurchase the notes at par on December 15, 2002. Based on current interest rates, Valero expects that the third party would exercise its purchase option, in which case the term of the notes would be extended to December 15, 2032.

As of March 31, 2002, Valero had $275 million of 8.625% Guaranteed Notes which mature in July 2002 and related interest rate swaps with a notional amount of $200.0 million which also mature in June 2002. Valero currently expects to refinance this debt with available financing.

Valero's debt-to-capitalization ratio (net of cash) was 54.2% as of March 31, 2002. For purposes of this computation, 50% of the $200 million company-obligated preferred securities of subsidiary trust assumed in the UDS Acquisition and 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

On March 22, 2002, Valero filed a $3.5 billion universal shelf registration statement with the Securities and Exchange Commission. On April 15, 2002, Valero sold to the public $1.8 billion of bonds under its universal shelf registration as follows:
o    $300 million of 6.125%  Senior  Notes due April 15,  2007,  priced to yield
     6.17%;
o $750 million of 6.875% Senior Notes due April 15, 2012, priced to yield 6.91%; and
o    $750  million  of 7.5%  Senior  Notes due April 15,  2032,  priced to yield
     7.573%.
Proceeds from this offering were used to pay off the $1.5 billion bridge loan facility and reduce borrowings under the bank credit facilities associated with the UDS Acquisition. The net proceeds received by Valero from this offering were approximately $1.8 billion, net of aggregate discount and commissions of approximately $22.1 million.

In February 2002, Valero entered into a $170 million structured lease arrangement with a non-consolidated third party entity to combine a portion of an existing structured lease assumed in the UDS Acquisition related to the UDS headquarters facility with the funding of planned construction to expand this facility for future use as Valero's new corporate headquarters. The portion of the new arrangement related to the existing UDS facility is being accounted for as an operating lease, while the portion related to planned construction will be accounted for as an operating lease upon completion of the construction. This structured lease has a lease term that expires in February 2007 and provides for up to two one-year renewal periods exercisable at Valero's option. If Valero elects to renew the lease, Valero is required to provide cash collateral in an amount equal to the residual value guarantee, which is currently estimated to be $147.7 million.

Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third party entities. Certain of these leases, which were assumed in the UDS Acquisition, were utilized to accommodate the construction of convenience stores. After the initial lease term, the leases may be extended by agreement of the parties or Valero may purchase the leased assets or arrange for the sale of the properties to a third party at the lease expiration date. In August 2002, one of these structured lease arrangements expires. Valero intends to purchase the convenience stores associated with this lease. As of March 31, 2002, the value of the leased assets was approximately $18.5 million.

In September 1997, Valero sold approximately 7.5 million barrels of feedstock and refined product inventories to a non-consolidated special purpose entity
(SPE) for $150.0 million under a petroleum products purchase agreement that matures in August 2002. In connection with the UDS Acquisition, Valero assumed a similar arrangement maturing in June 2002 under which UDS originally sold approximately 6.4 million barrels of feedstock and refined product inventories to a non-consolidated SPE for $140.0 million. Under both agreements, Valero has an option to purchase petroleum product volumes equivalent to those sold on or before the stated maturity date at then current market prices. Had Valero exercised both of these options as of March 31, 2002, the fair value of the feedstock and refined product volumes under these purchase options would have been approximately $371.2 million.

Valero, through its wholly owned subsidiary, has an agreement, which matures in September 2002, with a third party financial institution to sell on a revolving basis up to $100.0 million of eligible trade accounts receivable. In connection with the UDS Acquisition, Valero assumed a $360.0 million revolving accounts receivable sales facility, which matures in December 2002, whereby Valero can sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third party financial institution. Under these agreements, the subsidiaries sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third party financial institutions which maintain a 3% equity interest at all times in their undivided interest in the receivables. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under these programs. As of March 31, 2002, the amount of eligible receivables sold to the third party financial institutions under these programs was $256.5 million.

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

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the four months ended April 30, 2002, Valero repurchased shares of its common stock at a cost of approximately $32.5 million.

Assets  Held  For Sale
On May 3, 2002, Valero and Tesoro executed a second amendment to the sale and purchase agreement for the sale of the Golden Eagle Business to Tesoro. Pursuant to the amended agreement, upon the sale of the Golden Eagle Business, which is expected to be finalized in May 2002, Valero will receive cash proceeds of $925.0 million and two notes totaling $150.0 million. The net present value of these notes, which have been discounted at the issuer's applicable interest rate and not that of Valero and which will be based on interest rates at the closing date, is expected to be between $80.0 million and $95.0 million. The sales price includes an estimated $130.0 million for refinery feedstock and refined product inventories. The sales price is subject to change to reflect the value of refinery feedstock and refined product inventories at closing and other closing adjustments. The proceeds received from the sale of the Golden Eagle Business will be used to reduce bank borrowings and for other general corporate purposes.

Capital Investments
In connection with Valero's acquisition of the Paulsboro Refinery and the acquisition of Basis Petroleum, Inc., the sellers are entitled to receive payments in any of the five years and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. Valero expects earn-out payments to total approximately $23 million during 2002.

For the year ending December 31, 2002, Valero expects to incur approximately $800 million to $900 million for capital investments, which includes deferred turnaround costs. During the quarter ended March 31, 2002, Valero expended $270.8 million for capital investments of which $193.4 million related to capital expenditures and $77.4 million related to deferred turnaround costs. Capital expenditures for the three months ended March 31, 2002 included:
o $53.7 million for various projects at the Texas City Refinery including the expansion of the fluid catalytic cracking unit (FCCU), the expansion of the alkylation unit, and the construction of a hydrogen pipeline.
o    $15.1  million to  reconfigure  the Three Rivers  Refinery to produce clean fuels in response to the new regulations requiring low sulfur specifications and to process a more sour crude oil slate. Costs incurred for this project through March 31, 2002 totaled $41.1 million.
o $11.6 million to construct a cogeneration facility at the Benicia Refinery to produce electric power and steam . Costs incurred for this project through March 31, 2002 totaled $51.4 million. The cogeneration facility is expected to begin operation in late May 2002.
o    $6.0 million to complete an FCCU expansion at the Krotz Springs Refinery.

During the quarter ended March 31, 2002, the Benicia, Corpus Christi, Krotz Springs, McKee, Three Rivers and Denver Refineries were down for planned turnaround maintenance activities. In early March 2002, the Texas City Refinery experienced unplanned downtime due to a power outage caused by an explosion at a third-party utility's transformer station; accordingly, Valero accelerated this refinery's turnaround which had been scheduled for April 2002.

Environmental Matters
Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and diesel fuels. If Valero violates or fails to comply with these laws and regulations, it could be fined or otherwise sanctioned. Because environmental laws and regulations are increasingly becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position or liquidity.

In February 2000, the EPA's "Tier II" gasoline standard was published in final form under the Clean Air Act. The standard will ultimately require the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million. The regulation will be phased in beginning in 2004. In addition, the EPA finalized its Tier II distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 parts per million to 15 parts per million, beginning June 1, 2006. Valero has determined that modifications will be required at each of its refineries as a result of the Tier II standards. Based on preliminary estimates, Valero believes that the new Tier II specifications will require approximately $675 million in capital expenditures for Valero's refineries to comply, excluding the cost to install hydrogen production facilities. Valero expects all Tier II modifications to be complete in time for compliance with the effective dates of the gasoline and distillate standards.

NEW ACCOUNTING PRONOUNCEMENT

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds the following pronouncements:
o    Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt;"
o    Statement No. 44, "Accounting for Intangible Assets of Motor Carriers;" and
o Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."
The Statement amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements on or after May 15, 2002, with early application encouraged. Valero is currently evaluating the impact on its consolidated financial statements of adopting this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment under FASB Statement No. 133. These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in earnings. Finally, Valero uses derivative commodity instruments for trading purposes using its fundamental and technical analysis of market conditions to earn additional income.

The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

The following tables provide information about Valero's derivative commodity instruments as of March 31, 2002 and December 31, 2001 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
o fair value hedges - held to hedge refining inventories and unrecognized firm commitments,
o cash flow hedges - held to hedge forecasted feedstock purchases and product sales,
o economic hedges - (i) held to manage price volatility in refined product inventories, and (ii) held to manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
o    trading activity - held or issued for trading purposes.
Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements. The gain (loss) on swaps is equal to the fair value amount and represents the excess of the receive price over the pay price times the notional contract volumes. For futures and options, the gain
(loss) represents (i) the excess of the fair value amount over the contract amount for long positions, and (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represents their strike price. All derivative commodity instruments assumed in connection with the UDS Acquisition were recorded at fair value on December 31, 2001; therefore no gain (loss) is shown as of that date in the tables below. Accordingly, swaps assumed in the UDS Acquisition have zero fair value as of December 31, 2001 as the weighted-average pay price is equal to the weighted-average receive price. Additionally, for futures and options assumed in the UDS Acquisition, the contract amount is equal to the fair value of the assumed contracts as of December 31, 2001.




                                                                      March 31, 2002
                                        -----------------------------------------------------------------------------
                                                      Wtd Avg       Wtd Avg
                                        Contract        Pay         Receive    Contract       Fair          Gain
                                         Volumes       Price         Price       Value        Value        (Loss)
                                         -------       -----         -----       -----        -----        ------
Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)       850      $ (2.82)     $ (2.36)       N/A       $   0.4        $  0.4
Futures - long:
 2002 (crude oil and refined products)    27,568        25.81         N/A       711.4         743.8          32.4
Futures - short:
 2002 (crude oil and refined products)    42,314         N/A         25.72    1,088.2       1,157.2         (69.0)

Cash Flow Hedges:
Swaps - long:
 2002 (crude oil and refined products)       225         2.29         2.08        N/A            -              -
Swaps - short:
 2002 (crude oil and refined products)     3,780         3.02         3.93        N/A           3.5           3.5
 2003 (crude oil and refined products)    10,800         3.98         4.01        N/A           0.3           0.3
Futures - long:
 2002 (crude oil and refined products)    11,413        30.53         N/A       348.4         358.2           9.8
 2003 (crude oil and refined products)        21        24.40         N/A         0.5           0.6           0.1
Futures - short:
 2002 (crude oil and refined products)     4,228         N/A         28.85      122.0         129.0          (7.0)
Options - long:
 2002 (crude oil and refined products)       300         2.10         N/A        (0.1)         (0.1)            -
Options - short:
 2002 (crude oil and refined products)     1,200         N/A          3.05       (0.7)         (0.3)         (0.4)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)       210        18.48        21.26        N/A           0.6           0.6
 2002 (natural gas)                          841         3.65         3.29        N/A          (0.3)         (0.3)
Swaps - short:
 2002 (crude oil and refined products)        60        21.40        20.00        N/A          (0.1)         (0.1)
 2002 (natural gas)                          841         3.29         3.84        N/A           0.5           0.5
Futures - long:
 2002 (crude oil and refined products)    13,444        24.60         N/A       330.7         348.6          17.9
 2003 (crude oil and refined products)        13        25.48         N/A         0.3           0.4           0.1
Futures - short:
 2002 (crude oil and refined products)    15,346         N/A         23.83      365.8         396.5         (30.7)
Options - long:
 2002 (crude oil and refined products)     7,807         4.18         N/A        (0.2)          1.1           1.3

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)     5,775         4.05         4.60       N/A            3.2           3.2
Swaps - short:
 2002 (crude oil and refined products)     6,675         3.64         3.68       N/A            0.2           0.2
 2003 (crude oil and refined products)     2,340         3.98         3.94       N/A           (0.1)         (0.1)
Futures - long:
 2002 (crude oil and refined products)    12,379        25.76         N/A       318.9         348.3          29.4
 2003 (crude oil and refined products)        25        22.15         N/A         0.5           0.6           0.1
 2002 (cnatural gas)                       2,550         3.16         N/A         8.1           8.4           0.3
Futures - short:
 2002 (crude oil and refined products)    13,403         N/A         26.00      348.5         369.7         (21.2)
 2003 (crude oil and refined products)       205         N/A         24.11        4.9           5.1          (0.2)
 2003 (natural gas)                        3,050         N/A          3.09        9.4          10.0          (0.6)
Options - long:
 2002 (crude oil and refined products)    12,767         8.55         N/A        (0.8)          1.6           2.4
 2003 (crude oil and refined products)     1,832        16.09         N/A           -          (0.1)         (0.1)
Options - short:
 2002 (crude oil and refined products)     2,530         N/A          5.75       (1.3)         (1.9)          0.6
 2003 (crude oil and refined products)        35         N/A          0.65          -           -             -




                                                                    December 31, 2001
                                       -----------------------------------------------------------------------------
                                                      Wtd Avg       Wtd Avg
                                        Contract        Pay         Receive     Contract      Fair          Gain
                                         Volumes       Price         Price        Value       Value        (Loss)
                                         -------       -----         -----        -----       -----        ------

Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)       75      $  1.20         $ 1.37        N/A       $    -       $    -
Futures - long:
 2002 (crude oil and refined products)    1,428        24.73           N/A     $  35.3         33.6         (1.7)
Futures - short:
 2002 (crude oil and refined products)    7,177          N/A          24.31      174.5        170.8          3.7

Cash Flow Hedges:
Swaps - short:
 2002 (crude oil and refined products)    5,040         3.07           3.93        N/A          4.3          4.3
Futures - long:
 2002 (crude oil and refined products)   13,845        21.35            N/A      295.5        291.8         (3.7)
Futures - short:
 2002 (crude oil and refined products)   10,706          N/A          21.04      225.3        222.9          2.4
Options - short:
 2002 (crude oil and refined products)    2,100          N/A           3.29        1.4          2.7         (1.3)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)      724         7.36           7.36        N/A            -            -
 2002 (natural gas)                      13,663         2.84           2.84        N/A            -            -
Swaps - short:
 2002 (natural gas)                      11,403         3.90           3.90        N/A            -            -
Futures - long:
 2002 (crude oil and refined products)    2,469        21.02            N/A       51.9         51.3         (0.6)
 2003 (crude oil and refined products)       13        24.62            N/A        0.3          0.3            -
Futures - short:
 2002 (crude oil and refined products)   11,523          N/A          21.30      245.5        244.2          1.3
 2002 (natural gas)                         300          N/A           2.98        0.9          0.8          0.1
Options - long:
 2002 (crude oil and refined products)      250         0.29            N/A        0.1          0.1            -

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)    4,575         5.37           5.24        N/A         (0.6)        (0.6)
Swaps - short:
 2002 (crude oil and refined products)    5,150         3.86           4.15        N/A          1.5          1.5
Futures - long:
 2002 (crude oil and refined products)    2,597        23.41            N/A       60.8         56.4         (4.4)
 2002 (natural gas)                         250         2.97            N/A        0.7          0.6         (0.1)
Futures - short:
 2002 (crude oil and refined products)    2,597          N/A          23.66       61.4         57.3          4.1
 2002 (natural gas)                         900          N/A           2.88        2.6          2.3          0.3
Options - short:
 2002 (crude oil and refined products)      600          N/A           4.47        0.5          0.9         (0.4)
 2002 (natural gas)                         600          N/A           3.29        0.2          0.1          0.1

In addition to the above, as of March 31, 2002 and December 31, 2001, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in August 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted-average pay price of $20.11 per barrel. As of March 31, 2002 and December 31, 2001, these swaps had a weighted-average receive price of $25.89 and $20.53 per barrel, respectively, and a net after-tax gain recorded in other comprehensive income of approximately $43.2 million and $17.0 million, respectively. Further, in connection with the UDS Acquisition, Valero assumed certain swap contracts under which it is the fixed price payor under contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in June 2002, have notional volumes totaling approximately 6.4 million barrels, and have a weighted-average pay price of $22.20 per barrel. As of March 31, 2002, these swaps had a weighted-average receive price of $27.63 per barrel and a net after-tax gain recorded in other comprehensive income of $22.2 million. As the contracts were acquired on December 31, 2001, no amount was recorded in other comprehensive income as of December 31, 2001.

INTEREST RATE RISK

Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In connection with the UDS Acquisition, Valero assumed certain interest rate swap agreements entered into in order to manage exposure to changing interest rates on certain fixed-rate debt obligations.

The following table provides information about the assumed long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

                                                      \         March 31, 2002
                                     -----------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                     --------------------------------------------------------
                                                                                       There-                    Fair
                                     2002      2003      2004      2005      2006       after       Total        Value
                                     ----      ----      ----      ----      ----       -----       -----        -----
                                                           (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $276.2     $28.8     $ 0.6     $396.6    $300.6   $1,256.2     $2,259.0     $2,336.6
     Average interest rate......       8.6%      8.2%      7.7%       8.1%      7.4%       7.3%         7.6%
   Floating rate................   $2,386.1      -         -          -      $605.0        -       $2,991.1     $2,991.1
     Average interest rate......       2.7%      -         -          -         2.6%       -            2.7%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............    $200.0       -         -       $150.0       -       $100.0       $450.0        $12.7
     Average pay rate...........       2.3%      4.3%      5.3%       5.6%      6.2%       6.6%         5.8%
     Average receive rate.......       6.4%      6.6%      6.6%       6.6%      6.9%       6.9%         6.8%




                                                                           December 31, 2001
                                    -------------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    ---------------------------------------------------------
                                                                                       There-                    Fair
                                     2002      2003      2004      2005      2006       after       Total        Value
                                     ----      ----      ----      ----      ----       -----       -----        -----
                                                           (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $276.5    $ 28.8     $ 0.6    $ 396.6   $ 300.6   $1,256.2    $ 2,259.3    $ 2,310.7
     Average interest rate......       8.6%      8.2%      7.7%       8.1%      7.4%       7.3%         7.6%
   Floating rate................      21.5       -         -          -       541.0        -          562.5        562.5
     Average interest rate......       4.0%      -         -          -         2.7%       -            2.7%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............    $200.0   $   -      $   -     $ 150.0  $     -     $ 100.0      $ 450.0       $ 17.8
     Average pay rate...........       1.8%      3.9%      5.2%       5.6%      6.1%       6.5%         5.4%
     Average receive rate.......       6.4%      6.6%      6.6%       6.6%      6.9%       6.9%         6.7%


FOREIGN CURRENCY RISK

Valero may enter into foreign exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations that are denominated in U.S. dollars. As of March 31, 2002, Valero had commitments to purchase $5.0 million of U.S. dollars. Valero's exposure to market risk was minimal on these contracts as they matured by April 2, 2002.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75-cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit, Unocal prevailed against five other major refiners involving its '393 patent. In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, the PTO issued a notice of rejection of all claims of the '393 patent. Unocal has responded to the PTO's action, but the PTO has not issued a final decision. In January 2002, the PTO reversed an earlier denial and began a reexamination of Unocal's '126 patent. Both reexaminations could affect the scope and validity of the patents. Valero moved to stay the patent lawsuit pending the outcome of the reexamination proceedings, and on May 6, 2002, the court stayed the lawsuit until July 1, 2002. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit.
However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). Valero received a Demand for Payment of Stipulated Penalties from NJDEP dated February 1, 2002 (the "February Demand"), and four Administrative Orders of Revocation and Notices of Civil Penalty Assessment ("AORNCPA") from the NJDEP dated February 22, 2002, March 21, 2002, April 17, 2002 and April 19, 2002 for alleged noncompliance with certain NJDEP stack testing, air emission, nuisance, and record-keeping requirements, and alleged noncompliance with a prior Administrative Consent Order. The aggregate proposed penalties for these alleged violations is approximately $280,400. Valero has requested a hearing on the February Demand and the February and March AORNCPAs, and has asked the NJDEP to consolidate these matters into one Administrative Consent Order. The NJDEP has not issued an Administrative Consent Order for any of these matters and no final penalties have been assessed.

Texas Natural Resource Conservation Commission (TNRCC) (Houston Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). On December 5, 2001, the TNRCC issued a notice of enforcement action for alleged noncompliance with certain TNRCC air upset/maintenance regulations and certain air emission and record-keeping requirements. Valero has entered into negotiations with the agency to resolve the matter and expects the final penalty to be assessed at an amount less than $100,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         None.

         (b)  Reports on Form 8-K.

                  (i) On January 11, 2002, Valero filed a Current Report on Form 8-K dated December 31, 2001 reporting (A) Item 2 (Acquisition or Disposition of Assets) in connection with the December 31, 2001 closing of the merger of Ultramar Diamond Shamrock Corporation with and into Valero Energy Corporation, and (B) Item 5 (Other Events) in connection with the December 31, 2001 amendment to the Restated Certificate of Incorporation of Valero Energy Corporation to increase the number of authorized shares of common stock. Financial statements were not filed with this report.

                  (ii) On March 14, 2002, Valero filed a Current Report on Form 8-K dated March 12, 2002 reporting Item 4 (Changes in Registrant's Certifying Accountant) in connection with Valero's dismissal on March 12, 2002 of Arthur Andersen LLP and retention of Ernst & Young LLP as Valero's independent auditors for the fiscal year ending December 31, 2002. Financial statements were not filed with this report.

                  (iii) On March 18, 2002, Valero filed an amendment on Form 8-K/A to its Current Report on Form 8-K dated December 31, 2001 (filed January 11, 2002). The Form 8-K/A provided the financial statements and the pro forma financial information required under Item 7 of Form 8-K pertaining to Valero's acquisition of Ultramar Diamond Shamrock Corporation. The amendment included the following financial statements and pro forma financial information.

(1)  FINANCIAL   STATEMENTS  OF  BUSINESS   ACQUIRED:   Consolidated   Financial
     Statements of Ultramar Diamond Shamrock Corporation
     o    Report of Independent Accountants
     o    Consolidated Balance Sheets as of December 31, 2001 and 2000
     o Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
     o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
     o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
     o Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
     o    Notes to Consolidated Financial Statements

(2) PRO FORMA FINANCIAL INFORMATION

     o    Unaudited Pro Forma Combined Financial Information
     o Unaudited Pro Forma Combined Statement of Income for the Year Ended December 31, 2001
     o    Notes to the Unaudited Pro Forma Combined Statement of Income

                  (iv) Later on March 18, 2002, Valero filed a second amendment on Form 8-K/A to its Current Report on Form 8-K dated December 31, 2001 (filed January 11, 2002). The second amendment filed March 18, 2002 amended the pro forma financial information included in the first amendment filed on March 18, 2002, and included the financial statements and pro forma financial information listed in Item 6(b)(iii) above.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VALERO ENERGY CORPORATION
                                         (Registrant)


                                By:  /s/ John D. Gibbons
                                     ---------------------------------------
                                         John D. Gibbons
                                         Executive Vice President and Chief
                                             Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)


Date: May 14, 2002