Form 10-Q
period 2002-06-30
VALERO ENERGY CORP/TX
filed 2002-08-13
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from to ______________________________

                         Commission file number 1-13175

                                  =============

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

                                  ==============

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

                                  ==============

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of July 31, 2002.

                                                       Number of
                                                        Shares
    Title of Class                                     Outstanding
    --------------                                     -----------
Common Stock, $0.01 Par Value                          105,810,881

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                      Page
   Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.........    3

     Consolidated Statements of Income for the Three and Six Months
       Ended June 30, 2002 and 2001................................................    4

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2002 and 2001................................................    5

     Consolidated Statements of Comprehensive Income for the Three and Six Months
       Ended June 30, 2002 and 2001................................................    6

     Notes to Consolidated Financial Statements....................................    7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.........................................................   23

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   41

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................   46

   Item 4.  Submission of Matters to a Vote of Security Holders....................   49

   Item 6.  Exhibits and Reports on Form 8-K.......................................   50

SIGNATURE..........................................................................   51

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                          June 30,     December 31,
                                                                            2002           2001
                                                                            ----           ----
                                                                        (Unaudited)      (Note 1)
                                    ASSETS
Current assets:
  Cash and temporary cash investments................................    $   360.9      $   269.4
  Restricted cash....................................................         30.3           76.6
  Receivables, net...................................................        939.9          750.4
  Inventories........................................................      1,451.1        1,453.1
  Income taxes receivable............................................         30.1          176.7
  Current deferred income tax assets.................................        135.4              -
  Prepaid expenses and other current assets..........................        139.3           85.6
  Assets held for sale...............................................            -        1,303.6
                                                                          --------       --------
    Total current assets.............................................      3,087.0        4,115.4
                                                                          --------       --------

Property, plant and equipment, at cost...............................      8,545.1        8,154.6
Less accumulated depreciation........................................     (1,095.3)        (937.3)
                                                                          --------       --------
  Property, plant and equipment, net.................................      7,449.8        7,217.3
                                                                          --------       --------

Goodwill.............................................................      2,458.9        2,210.5
Intangible assets, net...............................................        366.9          366.7
Deferred charges and other assets, net...............................        629.3          469.5
                                                                          --------       --------
    Total assets.....................................................    $13,991.9      $14,379.4
                                                                          ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt..............    $   799.5      $   505.7
  Payable to UDS shareholders........................................            -        2,055.2
  Accounts payable...................................................      1,408.0        1,369.8
  Accrued expenses...................................................        309.0          420.9
  Taxes other than income taxes......................................        339.1          320.2
  Current deferred income tax liabilities...........................             -           60.7
                                                                          --------       --------

    Total current liabilities........................................      2,855.6        4,732.5
                                                                          --------       --------

Long-term debt, less current portion.................................      3,857.2        2,517.4
                                                                          --------       --------
Capital lease obligations............................................        289.9          287.9
                                                                          --------       --------
Deferred income tax liabilities......................................      1,525.7        1,388.1
                                                                          --------       --------
Other long-term liabilities..........................................        728.6          762.8
                                                                          --------       --------

Company-obligated preferred securities of subsidiary trusts..........        372.5          372.5
                                                                          --------       --------
Minority interest in consolidated partnership........................        116.0          115.6
                                                                          --------       --------

Stockholders' equity:
  Common stock, $0.01 par value; 300,000,000 shares authorized;
    108,198,992 shares issued........................................          1.1            1.1
  Additional paid-in capital.........................................      3,442.3        3,468.6
  Treasury stock, at cost; 2,496,375 and 4,001,683 shares as of
    June 30, 2002 and December 31, 2001, respectively................       (100.6)        (149.6)
  Retained earnings..................................................        816.1          864.4
  Accumulated other comprehensive income.............................         87.5           18.1
                                                                          --------       --------
    Total stockholders' equity.......................................      4,246.4        4,202.6
                                                                          --------       --------
    Total liabilities and stockholders' equity.......................    $13,991.9      $14,379.4
                                                                          ========       ========
                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                                      June 30,                    June 30,
                                                                      --------                    --------
                                                                 2002          2001           2002          2001
                                                                 ----          ----           ----          ----

Operating revenues........................................    $6,552.4      $4,499.1      $11,674.8      $8,268.4
                                                               -------       -------       --------       -------

Costs and expenses:
 Cost of sales............................................     5,777.1       3,707.0       10,261.0       6,954.5
 Refining operating expenses..............................       331.3         218.2          638.5         415.1
 Retail selling expenses..................................       166.1           1.5          324.6           2.9
 Administrative expenses..................................        65.1          50.9          123.4          84.4
 Depreciation and amortization expense....................       112.7          57.3          227.0         110.2
                                                               -------       -------       --------       -------
  Total costs and expenses................................     6,452.3       4,034.9       11,574.5       7,567.1
                                                               -------       -------       --------       -------

Operating income..........................................       100.1         464.2          100.3         701.3
Other income (expense), net...............................         2.1          (0.8)           4.9          (1.1)
Interest and debt expense:
 Incurred.................................................       (76.3)        (22.6)        (136.2)        (43.8)
 Capitalized..............................................         4.0           2.1            9.3           4.6
Minority interest in net income of consolidated
 partnership..............................................        (4.0)            -           (6.6)            -
Distributions on preferred securities
 of subsidiary trusts.....................................        (7.5)         (3.3)         (15.0)         (6.7)
                                                               -------       -------       --------       -------
Income (loss) before income tax expense (benefit).........        18.4         439.6          (43.3)        654.3
Income tax expense (benefit)..............................         7.1         164.8          (16.0)        243.4
                                                               -------       -------       --------       -------

Net income (loss).........................................    $   11.3      $  274.8      $   (27.3)     $  410.9
                                                               =======       =======       ========       =======

Earnings (loss) per common share..........................    $   0.11      $   4.50      $   (0.26)     $   6.73
 Weighted average common shares outstanding
  (in millions)...........................................       105.8          61.1          105.4          61.1

Earnings (loss) per common share
 - assuming dilution......................................    $   0.10      $   4.23      $   (0.26)     $   6.35
 Weighted average common equivalent shares
  outstanding (in millions)...............................       110.6          64.9          105.4          64.7

Dividends per share of common stock.......................    $   0.10      $   0.08      $    0.20      $   0.16

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                 2002          2001
                                                                                 ----          ----
Cash flows from operating activities:
Net income (loss)......................................................      $  (27.3)       $ 410.9
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization expense...............................         227.0          110.2
   Noncash interest expense and other income, net......................           2.0            5.8
   Changes in current assets and current liabilities...................         (79.4)         (99.0)
   Minority interest in net income of consolidated partnership.........           6.6              -
   Deferred income tax expense (benefit)...............................         (45.1)         108.2
   Changes in deferred charges and credits and other, net..............         (61.1)         (22.6)
                                                                              -------         ------
    Net cash provided by operating activities..........................          22.7          513.5
                                                                              -------         ------

Cash flows from investing activities:
 Capital expenditures..................................................        (365.4)        (137.7)
 Deferred turnaround and catalyst costs................................        (127.5)         (79.0)
 Proceeds from liquidation of investment in Diamond-Koch...............         300.9              -
 Proceeds from disposition of Golden Eagle Business....................         925.0              -
 Capital expenditures, deferred turnaround costs and other cash
  flows related to assets held for sale................................        (183.5)             -
 Purchase of inventories in connection with El Paso acquisition........             -         (108.9)
 Huntway acquisition, net of cash acquired.............................             -          (75.3)
 Earn-out payments in connection with acquisitions.....................         (23.9)         (35.0)
 Investment in joint ventures..........................................         (10.3)             -
 Proceeds from disposition of property, plant and equipment
  and other, net.......................................................           6.6              -
                                                                              -------         ------
    Net cash provided by (used in) investing activities................         521.9         (435.9)
                                                                              -------         ------

Cash flows from financing activities:
 Cash payment to UDS shareholders in connection with
  UDS Acquisition......................................................      (2,055.3)             -
 Increase (decrease) in short-term debt, net...........................         314.7          (27.0)
 Long-term debt borrowings, net of issuance costs......................       1,851.5           18.1
 Long-term debt repayments.............................................        (547.1)         (18.5)
 Issuance of common stock in connection
   with employee benefit plans.........................................          50.0           23.1
 Common stock dividends................................................         (21.1)          (9.8)
 Purchase of treasury stock............................................         (44.0)         (35.6)
 Payment of cash distributions to minority interest in
   consolidated partnership............................................          (6.5)             -
                                                                              -------         ------
     Net cash used in financing activities.............................        (457.8)         (49.7)
                                                                              -------         ------
Effect of foreign exchange rate changes on cash........................           4.7              -
                                                                              -------         ------
Net increase in cash and temporary cash investments....................          91.5           27.9
Cash and temporary cash investments at beginning of period.............         269.4           14.6
                                                                              -------         ------
Cash and temporary cash investments at end of period...................      $  360.9        $  42.5
                                                                              =======         ======
                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                            Three Months Ended      Six Months Ended
                                                                June 30,                June 30,
                                                                --------                --------
                                                            2002        2001        2002        2001
                                                            ----        ----        ----       ----
Net income (loss).......................................   $11.3       $274.8     $(27.3)     $410.9
                                                            ----        -----       ----       -----

Other comprehensive income:
 Foreign currency translation adjustment................    39.3            -       38.6           -
                                                            ----        -----       ----       -----


 Net gain (loss) on derivative  instruments
 designated and qualifying as cash flow hedges:
     Statement No. 133 transition adjustment,
      net of income tax expense of $15.2................       -            -          -        28.3
     Net gain (loss) arising during the period,
      net of income tax (expense) benefit of
      $(0.6), $8.3, $(30.2) and $3.2....................     1.5        (15.4)      56.0        (5.9)
     Net (gain) loss reclassified into income,
      net of income tax expense (benefit) of
      $11.7, $(1.3), $13.6 and $(3.9)...................   (21.7)         2.5      (25.2)        7.3
                                                            ----        -----       ----       -----
   Net gain (loss) on cash flow hedges..................   (20.2)       (12.9)      30.8        29.7
                                                            ----        -----       ----       -----

Comprehensive income....................................   $30.4       $261.9     $ 42.1      $440.6
                                                            ====        =====       ====       =====

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

The accompanying unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Valero owns approximately 73% of Valero L.P., a consolidated partnership that owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets that support three of Valero's refineries. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2002 presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 142
Effective January 1, 2002, Valero adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," issued by the Financial Accounting Standards Board (FASB). This statement, which supercedes APB Opinion No. 17, "Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Statement No. 142 provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Goodwill and other intangible assets acquired in connection with the acquisition of Ultramar Diamond Shamrock Corporation (UDS) (see Note 3) are accounted for in accordance with the provisions of Statement No. 142.

Valero did not have goodwill prior to July 1, 2001 (the date that amortization of goodwill ceased under Statement No. 142) but did have finite-lived intangible assets that were amortized over their useful lives. The useful lives of those previously recognized intangible assets were reassessed using the guidance in Statement No. 142; however, no adjustment to the remaining amortization periods was necessary. Therefore, there was no impact to Valero's financial position or results of operations as a result of the adoption of this statement.

FASB Statement No. 144
Effective January 1, 2002, Valero adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144, which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. Statement No. 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact to Valero's financial position or results of operations as a result of the adoption of this statement.

As of December 31, 2001, Valero classified certain long-lived assets held for disposal as assets held for sale (see Note 6). Since these assets were committed to be disposed of under a plan established prior to the adoption of Statement No. 144, they were accounted for in accordance with Statement No. 121, APB Opinion No. 30 and other relevant pronouncements rather than Statement No. 144.

FASB Statement No. 145
In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement:
o rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
o rescinds Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,"
o rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and
o amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There was no impact to Valero's financial position or results of operations as a result of adopting this statement.

FASB Statement No. 146

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Valero will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit or disposal plan.

3.  ACQUISITIONS

Ultramar Diamond Shamrock Corporation
On December 31, 2001, Valero completed its acquisition of UDS (UDS Acquisition). UDS owned and operated seven refineries (two in Texas, two in California and one in each of Oklahoma, Colorado and Quebec, Canada) with a combined throughput capacity of approximately 850,000 barrels per day. UDS also marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores under the Diamond Shamrock(R), Ultramar(R), Beacon(R) and Total(R) brand names. As a condition for the regulatory approval of the acquisition, the Federal Trade Commission's (FTC) consent decree required Valero to divest the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area, the associated wholesale marketing business, and 70 associated Beacon- and Ultramar-branded convenience stores located throughout Northern California (see Note 6). As consideration for the UDS Acquisition, Valero paid approximately $2.1 billion of cash and issued approximately 45.9 million shares of Valero common stock to UDS shareholders.

Huntway Refining Company
Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California (Huntway Acquisition). Huntway owned and operated two California refineries, at Benicia and Wilmington, respectively, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $76 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Purchase Price Allocations for Acquisitions in 2001
The UDS, Huntway and El Paso Acquisitions were accounted for using the purchase method. The purchase price for each acquisition was initially allocated based on the estimated fair values of the individual assets and liabilities at the date of acquisition based on each asset's anticipated contribution to the enterprise, pending the completion of independent appraisals and other evaluations performed on the same basis. During the second quarter of 2002, independent appraisals for the Huntway and El Paso Acquisitions, and a final allocation of the purchase price for those acquisitions, were completed. The excess of purchase price over the fair values of the net assets acquired is recorded as goodwill.

During the first six months of 2002, the adjustments to the preliminary purchase price allocations for each of these acquisitions were as follows (in millions):

                                                             UDS          Huntway      El Paso
                                                             ---          -------      -------

  Current assets, excluding assets held for sale......    $  (0.7)        $   -        $   -
  Assets held for sale................................     (204.6)            -            -
  Property, plant and equipment.......................          -           0.2         (0.2)
  Goodwill............................................      218.5             -            -
  Current liabilities, less current portion
   of long-term debt and advance from Valero..........      (13.2)         (0.2)        (0.3)
  Other long-term liabilities.........................          -             -          0.5

The change in assets held for sale was due primarily to a reallocation of Valero's purchase price of UDS resulting from the difference between the net cash received by Valero for assets held for sale and the amount recorded as assets held for sale as of December 31, 2001 (see Note 6).

The operating results of the Huntway and El Paso Acquisitions were included in the Consolidated Statement of Income beginning June 1, 2001. The operating results of the UDS Acquisition are included in the Consolidated Statement of Income beginning January 1, 2002.

Pro Forma Financial Information
The following unaudited pro forma financial information for the six months ended June 30, 2001 assumes that the UDS, Huntway and El Paso Acquisitions occurred at the beginning of 2001. The effect of the UDS Acquisition included in this pro forma financial information assumes:
o the Golden Eagle Business, as described and defined in Note 6, was sold as of the beginning of 2001;
o approximately $795 million of the cash proceeds from the sale of the Golden Eagle Business were used to pay down debt; and
o approximately $130 million of the cash proceeds were used to repurchase 2.9 million shares of common stock at $44.99 per share.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

This pro forma information is not necessarily indicative of the results of future operations (in millions, except per share amounts).

                                                               Six Months Ended
                                                                 June 30, 2001
                                                                 -------------

 Operating revenues.....................................         $ 15,460.8
 Operating income.......................................            1,323.2
 Net income.............................................              727.8
 Earnings per common share..............................               6.99
 Earnings per common share - assuming dilution..........               6.67

4.  RESTRICTED CASH

Restricted cash as of June 30, 2002 and December 31, 2001 included cash held in trust related to change-in-control payments to be made to UDS officers and key employees in connection with the UDS Acquisition, and cash restricted for use for environmental remediation costs related to the Alma Refinery that was shut down by UDS in 1999. During the first six months of 2002, $46.4 million was paid to UDS officers and key employees in connection with the UDS Acquisition.

5.  INVENTORIES

Inventories were as follows (in millions):

                                                  June 30,          December 31,
                                                   2002                 2001
                                                   ----                 ----

  Refinery feedstocks.....................      $  527.2              $  513.4
  Refined products and blendstocks........         703.7                 727.8
  Convenience store merchandise...........          82.2                  87.9
  Materials and supplies..................         138.0                 124.0
                                                 -------               -------
       Inventories........................      $1,451.1              $1,453.1
                                                 =======               =======

As of June 30, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $390 million. As of December 31, 2001, the replacement cost of LIFO inventories approximated their carrying value.

6.  ASSETS HELD FOR SALE

Golden Eagle Business
In conjunction with the UDS Acquisition, the FTC approved a consent decree requiring divestiture of certain UDS assets. Similar decrees were finalized with the states of Oregon and California. Pursuant to the consent decrees, the assets to be divested were required to be held separate from other Valero operations, with the operations of the assets overseen by an independent trustee approved by the FTC. These assets and their related operations were referred to as the Golden Eagle Business and included:

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

o the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area and all tangible assets used in the operation of the refinery including docks, tanks and pipelines;
o the wholesale marketing business generally associated with the Golden Eagle Refinery production, which included primarily sales to unbranded customers located in the northern half of California and Reno, Nevada; and
o 70 Beacon- and Ultramar-branded convenience stores located in Northern California, including land, buildings, pump equipment, underground storage tanks and various store equipment.

Assets held for sale as of December 31, 2001 included the amount expected to be realized from the disposition of the Golden Eagle Business. The amount recorded was based on an agreement for the sale of the Golden Eagle Business to Tesoro Refining and Marketing Company (Tesoro) discussed below and expected cash flows from operations of the Golden Eagle Business from January 1, 2002 through the anticipated date of sale. Pursuant to an agreement dated February 4, 2002 and subsequently amended on February 20 and May 3, 2002, Valero reached a definitive agreement with Tesoro to sell the Golden Eagle Business for $1.075 billion, which included an estimated $130 million for refinery feedstock and refined product inventories.

On May 17, 2002, the sale of the Golden Eagle Business was completed. Valero received cash proceeds of $925.0 million and two ten-year junior subordinated notes with face amounts totaling $150.0 million as follows:
o a $100.0 million note, due July 17, 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and
o a $50.0 million note, due July 17, 2012, which bears no interest during the first year and bears interest at approximately 7.5% for years two through ten.
The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represents Valero's best estimate of the fair value of the notes at the closing date of the sale. The discount is being amortized as interest income over the life of the notes. The notes receivable are included in Valero's Consolidated Balance Sheet in deferred charges and other assets, net.

The sales price included the assumption by Tesoro of various employee benefit and lease obligations, but excluded certain assets and liabilities of the Golden Eagle Business that were retained by Valero, including accounts receivable, accounts payable, certain accrued liabilities and income tax obligations. Results of operations for the Golden Eagle Business are excluded from Valero's results of operations. The difference between the net cash received by Valero related to the Golden Eagle Business and the amount recorded as assets held for sale as of December 31, 2001 was accounted for by reallocating Valero's purchase price for UDS. No gain or loss was recorded by Valero on this transaction.

Diamond-Koch
During  2001,  Koch  Industries,   Inc.  and  UDS,  both  50%  partners  in  the
Diamond-Koch, L.P. joint venture, decided to sell the operating assets of Diamond-Koch and began soliciting bids from interested parties. Assets held for sale as of December 31, 2001 included the amount expected to be realized from the disposition of the operating assets of Diamond-Koch, L.P. During the quarter ended March 31, 2002, Diamond-Koch completed the sales of its operating assets for total proceeds of approximately $576 million. All cash in the joint venture in excess of amounts necessary to wind up its business was distributed, resulting in proceeds received by Valero from the liquidation of its investment of $300.9 million. Proceeds received by Valero in excess of the amount recorded as of December 31, 2001 were accounted for by reallocating Valero's purchase price for UDS. No gain or loss was recorded by Valero on this transaction.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

7.   INTANGIBLE ASSETS

Intangible assets were as follows (in millions):

                                                                 June 30, 2002                   December 31, 2001
                                                        ------------------------------       ---------------------------
                                                        Gross           Accumulated          Gross           Accumulated
                                                         Cost          Amortization           Cost          Amortization
Intangible assets subject to amortization:
  Customer lists...................................    $ 93.6            $ (3.1)             $ 90.0             $    -
  U.S. retail intangible assets....................      77.2             (10.8)               77.2               (6.5)
  Air emission credits.............................      50.0              (1.9)               50.0                  -
  Pension benefits.................................      32.8              (1.3)               32.8                  -
  Royalties and licenses...........................      35.4              (7.8)               32.3               (7.0)
                                                        -----             -----               -----              -----
   Intangible assets subject to amortization.......     289.0            $(24.9)              282.3             $(13.5)
                                                                          =====                                   ====
Intangible assets not subject to amortization:
  Trade name - Canadian retail operations..........     102.8                                  97.9
                                                        -----                                 -----
        Total......................................    $391.8                                $380.2
                                                        =====                                 =====

Amortization expense for intangible assets subject to amortization was $11.4 million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively. The estimated aggregate amortization expense for the years ending December 31, 2002 through 2006 is approximately $23 million per year.

8.  GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in millions):

    Balance as of December 31, 2001..........................     $2,210.5
       Adjustments to purchase price allocation
        related to the UDS Acquisition (see Note 3)..........        218.5
       Earn-out payments in connection with
        other acquisitions...................................         29.9
                                                                   -------
    Balance as of June 30, 2002..............................     $2,458.9
                                                                   =======

As of December 31, 2001, goodwill by reportable segments was not available because the UDS Acquisition was not completed until December 31, 2001. As of June 30, 2002, a preliminary allocation of goodwill among reportable segments was completed using a preliminary purchase price allocation for the UDS Acquisition, and all of the goodwill was allocated to the refining segment.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

9. LONG-TERM DEBT

On January 7, 2002, Valero financed the $2.1 billion cash portion of the UDS Acquisition, which was recorded as payable to UDS shareholders as of December 31, 2001, with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities.

The bridge loan facility was a single-draw facility with a one-year maturity. Borrowings under this facility were repaid in April 2002 with proceeds from a $1.8 billion debt offering discussed below. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term and, subject to the commitment amounts and terms, provide for borrowings to be made at various amounts, maturities and interest rates, at the option of Valero.

On   April 15, 2002, Valero sold $1.8 billion of notes as follows:
o    $300 million of 6.125%  Senior  Notes due April 15,  2007,  priced to yield
     6.17%;
o $750 million of 6.875% Senior Notes due April 15, 2012, priced to yield 6.91%; and
o    $750  million  of 7.5%  Senior  Notes due April 15,  2032,  priced to yield
     7.573%.
As discussed above, proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition, with the remaining proceeds used to reduce borrowings under Valero's revolving bank credit facilities.

10. STOCKHOLDERS' EQUITY

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the six months ended June 30, 2002 and 2001, Valero repurchased shares of its common stock under these programs at a cost of $44.0 million and $35.6 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

11. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

                                                             Three Months Ended       Six Months Ended
                                                                   June 30,               June 30,
                                                                   --------               --------
                                                               2002        2001       2002        2001
                                                               ----        ----       ----        ----
  Earnings (Loss) per Common Share:
   Net income (loss) applicable to common shares..........   $ 11.3     $ 274.8     $(27.3)    $ 410.9
                                                              =====       =====      =====       =====

   Weighted-average common shares outstanding.............    105.8        61.1      105.4        61.1
                                                              =====       =====      =====       =====


   Earnings (loss) per common share.......................   $ 0.11     $  4.50    $ (0.26)     $ 6.73
                                                              =====       =====      =====       =====

  Earnings (Loss) per Common Share - Assuming Dilution:
   Net income (loss) available to
    common equivalent shares..............................   $ 11.3     $ 274.8    $ (27.3)    $ 410.9
                                                              =====       =====      =====       =====

   Weighted-average common shares outstanding.............    105.8        61.1      105.4        61.1

   Effect of dilutive securities:
    Stock options.........................................      3.3         2.1          -         1.9
    Performance awards and other benefit plans............      1.1         0.9          -         0.9
    PEPS Units............................................      0.4         0.8          -         0.8
                                                              -----       -----      -----       -----
   Weighted-average common equivalent
    shares outstanding....................................    110.6        64.9      105.4        64.7
                                                              =====       =====      =====       =====

   Earnings (loss) per common share
    - assuming dilution...................................   $ 0.10      $ 4.23    $ (0.26)     $ 6.35
                                                              =====       =====      =====       =====



<

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

12.  STATEMENTS OF CASH FLOWS

In order to  determine  net cash  provided by operating  activities,  net income
(loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2002         2001
                                                         ----         ----

 Decrease (increase) in current assets:
  Restricted cash....................................  $ 46.3       $    -
  Receivables, net...................................  (184.7)       (75.0)
  Inventories........................................    12.3       (106.3)
  Income taxes receivable............................   147.6            -
  Prepaid expenses and other current assets..........    (8.8)       (16.9)
 Increase (decrease) in current liabilities:
  Accounts payable...................................    21.9        (33.1)
  Accrued expenses...................................  (126.8)        29.3
  Taxes other than income taxes......................    12.8         16.1
  Income taxes payable...............................       -         86.9
                                                       ------        -----
 Changes in current assets and current liabilities...  $(79.4)      $(99.0)
                                                       ======        =====


The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt. Also excluded from the table above are the current assets and current liabilities acquired in connection with the Huntway and El Paso Acquisitions in 2001, which are reflected separately in the Consolidated Statements of Cash Flows.

Cash flows related to interest and income taxes were as follows (in millions):

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                   2002                 2001
                                                   ----                 ----

   Interest paid (net of amount capitalized)...  $107.3                $36.1
   Income taxes paid...........................    14.8                 50.2
   Income tax refunds received.................   132.8                  1.9

Noncash investing activities for the six months ended June 30, 2002 included:
o the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;
o the receipt of $150.0 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and
o various adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Huntway, El Paso and UDS Acquisitions.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Noncash investing and financing activities for the six months ended June 30, 2001 included increases to property, plant and equipment, other long-term liabilities, and capital lease obligations resulting from the El Paso Acquisition.

13.  PRICE RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:
o changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);
o changes in cash flows of certain forecasted transactions such as forecasted feedstock purchases, natural gas purchases and product sales (cash flow hedges); and,
o price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).
In addition, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

Interest Rate Risk
Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements, which have been designated and qualify as fair value hedging instruments, are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate.

Foreign Currency Risk
Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400.0 million of Canadian dollars and bought $253.4 million of U.S. dollars. These contracts mature annually at various amounts from 2003 through 2007. As of June 30, 2002, these contracts had a negative fair value of $6.1 million. This loss, which was recognized in income for the three months and six months ended June 30, 2002, was more than offset by a gain recognized from the effect of the exchange rate fluctuation on the hedged investment.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Certain Financial Statement Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------     ------------------------
                              2002      2001              2002           2001
                              ----      ----              ----           ----

  Fair value hedges......    $ 1.5    $ (3.0)            $ 3.0          $ (6.4)
  Cash flow hedges.......     (2.5)     (7.6)             12.4           (15.9)

The above amounts were included in cost of sales in the Consolidated Statements of Income. No component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income in the Consolidated Balance Sheet will be reclassified into income when the forecasted feedstock purchase, natural gas purchase, or product sale affects income. The estimated amount of existing net gain included in accumulated other comprehensive income as of June 30, 2002 that is expected to be reclassified into income within the next 12 months is $49.8 million. As of June 30, 2002, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 18 months.

Market and Credit Risk
Valero's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. Valero closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by its Board of Directors. Market risks are monitored by a risk control group to ensure compliance with Valero's stated risk management policy. Concentrations of customers in the refining industry may impact Valero's overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. Valero believes that its counterparties will be able to satisfy their obligations under their price risk management contracts with Valero.

14.  SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero had one reportable segment, the refining and marketing of refined products. Beginning January 1, 2002, Valero has two reportable segments, refining and retail, because of Valero's acquisition of UDS on December 31, 2001, and its significant retail operations. Valero's refining segment includes refinery, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES


                                                        Refining         Retail        Corporate           Total
                                                        --------         ------        ---------           -----
                                                                             (in millions)

Three months ended June 30, 2002:
Operating revenues from external customers.........     $5,223.1       $1,329.3         $    -          $ 6,552.4
Intersegment revenues..............................        654.0              -              -              654.0
Operating income (loss)............................        124.8           47.4          (72.1)             100.1

Three months ended June 30, 2001:
Operating revenues from external customers.........      4,486.3           12.8              -            4,499.1
Intersegment revenues..............................          8.5              -              -                8.5
Operating income (loss)............................        516.9            0.2          (52.9)             464.2

Six months ended June 30, 2002:
Operating revenues from external customers.........      9,175.3        2,499.5              -           11,674.8
Intersegment revenues..............................      1,198.0              -              -            1,198.0
Operating income (loss)............................        186.9           50.8         (137.4)             100.3

Six months ended June 30, 2001:
Operating revenues from external customers.........      8,245.9           22.5              -            8,268.4
Intersegment revenues..............................         14.7              -              -               14.7
Operating income (loss)............................        789.9              -          (88.6)             701.3

Total assets by reportable segment have not changed significantly since December 31, 2001, except for the preliminary allocation of goodwill to the refining segment as discussed in Note 3.

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

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities, were as follows (in millions):

 Balance as of December 31, 2001.....................      $173.8
    Additions to accrual.............................         1.2
    Payments, net of third-party recoveries..........       (13.4)
                                                            -----
 Balance as of June 30, 2002.........................      $161.6
                                                            =====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero believes that it has adequately provided for its environmental liabilities with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position.

16.  LITIGATION AND CONTINGENCIES

Unocal
On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, issued a notice of rejection of all claims of the '393 patent. In January 2002, the PTO began a reexamination of Unocal's '126 patent, and on June 26, 2002 issued a notice of rejection of all claims of the '126 patent. On July 3, 2002, the PTO began a second reexamination of the '393 patent. The PTO has not issued a final decision with respect to either patent. The three pending reexaminations could affect the scope and validity of the patents. By agreement, the court stayed the patent lawsuit until September 30, 2002, and Valero will seek a further stay pending the outcome of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit.
However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero has been named as defendant in several cases alleging MTBE contamination in groundwater in New York, Texas and California. Complaints in four New York cases - including those in In re: MTBE Products Liability Litigation (formerly styled Berisha and O'Brien v. Amerada Hess Corporation, et al.), Case No. MDL 1358, Master File C.A. No. 1:00-1898 [SAS], United States District Court for the Southern District of New York - allege that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. In In re: MTBE Products Liability Litigation, the plaintiffs sought to certify a class composed of private well owners with detectable levels of MTBE. On July 16, 2002, however, the court denied the plaintiffs' motion for class certification, thereby reducing the case to the claims of the few individual plaintiffs involved in the various consolidated actions. In two other New York cases, on July 31, 2002 and August 1, 2002, the trial judge granted Valero's motion to dismiss the lawsuits, upholding the defendants' argument that the plaintiffs' claims were preempted by the Congressional objectives of the Clean Air Act and the EPA's approval of the use of MTBE as an oxygenate. Valero also has been named, but not served, in an MTBE lawsuit filed by the Suffolk County Water Authority and the County of Suffolk, New York against Valero and several other defendants.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The four Texas cases are based on the alleged discharge of gasoline into East Caddo Creek in Hunt County, Texas on March 9, 2000 when a pipeline belonging to Explorer Pipeline Company ruptured. Valero was named in City of Dallas v. Explorer Pipeline Company, Inc., Valero Energy Corporation, et al. (removed to the United States District Court for the Northern District of Texas from the 160th State District Court, Dallas County, Texas) and three related private landowner cases. In August 2002, Valero and representatives of the City of Dallas negotiated a settlement of the Explorer lawsuit on terms immaterial to Valero's results of operations and financial position. The settlement is subject to formal approval by the City, which is expected in the third quarter of 2002.

The three California cases are primarily based on a product liability/product defect theory, and are filed by local water providers, including the City of Santa Monica, the City of Dinuba and Fruitridge Vista Water Company. In the New York, Texas and California cases, the plaintiffs generally seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these claims or proceedings would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

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

17.  SUBSEQUENT EVENTS

On July 1, 2002, $275.0 million of 8.625% Guaranteed Notes and interest rate swaps with a notional amount of $200.0 million matured. Valero refinanced the debt in July 2002 with borrowings under its bank credit facilities.

On July 15, 2002, Valero Logistics Operations, L.P., a subsidiary of Valero L.P., completed the sale of $100.0 million aggregate principal amount of 6.875% senior notes, which mature on July 15, 2012. Valero L.P. fully and unconditionally guarantees the senior notes. Proceeds from the offering were used to reduce borrowings under Valero Logistics Operations, L.P.'s revolving credit facility and for general corporate purposes.

On July 18, 2002, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable September 11, 2002 to holders of record as of the close of business on August 14, 2002.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

On July 19, 2002, Valero L.P. declared a quarterly partnership distribution of $0.70 per unit payable on August 14, 2002 to unitholders of record on August 1, 2002. The total distribution is expected to be approximately $14 million of which approximately $4 million is payable to minority unitholders.

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

Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

o acts of terrorism aimed at either Valero's facilities or other facilities that could impair Valero's ability to produce and/or transport refined products or receive foreign feedstocks;
o    political  conditions in crude oil producing regions,  including the Middle
     East;
o the domestic and foreign supplies of refined products such as gasoline, diesel, jet fuel, home heating oil and petrochemicals;
o    the domestic and foreign supplies of crude oil and other feedstocks;
o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
o    the level of consumer demand, including seasonal fluctuations;
o    refinery overcapacity or undercapacity;
o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
o environmental and other regulations at both the state and federal levels and in foreign countries;
o    the level of foreign imports of refined products;

o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;
o changes in the cost or availability of transportation for feedstocks and refined products;
o the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
o earthquakes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;
o rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;
o changes in the credit ratings assigned to Valero's debt securities and trade credit;
o    changes in the value of the Canadian dollar relative to the U.S. dollar;
o    overall economic conditions; and
o other economic, business, competitive and/or regulatory factors that may affect Valero's business generally as described in Valero's filings with the SEC.

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

                              RESULTS OF OPERATIONS

Second Quarter 2002 Compared to Second Quarter 2001

                                 Financial Highlights (millions of dollars, except per share amounts)

                                                                             Three Months Ended June 30,
                                                                            ---------------------------
                                                                     2002(a)          2001(a)            Change
                                                                     ------           ------             ------

Operating revenues.............................................   $ 6,552.4        $ 4,499.1           $2,053.3

Cost of sales..................................................    (5,777.1)        (3,707.0)          (2,070.1)
Refining operating expenses:
 Cash (fixed and variable).....................................      (331.3)          (218.2)            (113.1)
 Depreciation and amortization.................................       (94.8)           (54.8)             (40.0)
Retail selling expenses:
 Cash..........................................................      (166.1)            (1.5)            (164.6)
 Depreciation and amortization.................................       (10.9)            (0.5)             (10.4)
Administrative expenses:
 Cash..........................................................       (65.1)           (50.9)             (14.2)
 Depreciation and amortization.................................        (7.0)            (2.0)              (5.0)
                                                                    -------          -------           --------
Operating income...............................................       100.1            464.2             (364.1)
Other income (expense), net....................................         2.1             (0.8)               2.9
Interest and debt expense, net.................................       (72.3)           (20.5)             (51.8)
Minority interest in net income of consolidated
 partnership...................................................        (4.0)             -                 (4.0)
Distributions on preferred securities of subsidiary trusts.....        (7.5)            (3.3)              (4.2)
Income tax expense.............................................        (7.1)          (164.8)             157.7
                                                                    -------          -------           --------
   Net income.. ...............................................     $  11.3       $    274.8           $ (263.5)
                                                                    ========         =======           ========

Earnings per common share - assuming dilution..................     $  0.10           $ 4.23           $  (4.13)

Earnings before interest, taxes, depreciation and
 amortization (EBITDA).........................................     $ 202.4          $ 517.4           $ (315.0)

Ratio of EBITDA to interest incurred...........................        2.7x            22.9x             (20.2x)

----------------------------------------------------------------------------------------------------------------

The following notes relate to references on pages 25 through 28.
(a) The second quarter of 2002 includes the operations of UDS, Huntway and the El Paso Corpus Christi Refinery and related product logistics business. The second quarter of 2001 excludes the operations of UDS but includes the operations of Huntway and the El Paso Corpus Christi Refinery and related product logistics business beginning June 1, 2001.
(b) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(c) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                             Operating Highlights

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                     2002(a)      2001(a)        Change
                                                     ------       ------         ------

Refining:
Throughput volumes (thousand barrels per day)...      1,549        1,045            504
Average throughput margin per barrel............     $ 3.91       $ 8.31        $ (4.40)
Operating costs per barrel:
   Cash (fixed and variable)....................     $ 2.35       $ 2.30        $  0.05
   Depreciation and amortization................       0.67         0.57           0.10
                                                       ----         ----           ----
     Total operating costs per barrel...........     $ 3.02       $ 2.87        $  0.15
                                                       ====         ====           ====

Charges:
   Crude oils:
     Sour.......................................         43%          62%           (19)
     Sweet......................................         34           11             23
                                                         --           --            ---
       Total crude oils.........................         77           73              4
   Residual fuel oil............................          4            9             (5)
   Other feedstocks and blendstocks.............         19           18              1
                                                        ---          ---            ---
     Total charges..............................        100%         100%             -
                                                        ===          ===            ===

Yields:
   Gasolines and blendstocks....................         56%          54%             2
   Distillates..................................         26           27             (1)
   Petrochemicals...............................          3            3              -
   Lubes and asphalts...........................          5            3              2
   Other products...............................         10           13             (3)
                                                        ---          ---            ---
     Total yields...............................        100%         100%             -
                                                        ===          ===            ===

Retail - U.S.:
Company-operated fuel sites (average)...........      1,399           11          1,388
Fuel volumes (gallons per day per site).........      4,371        6,449         (2,078)
Fuel margin (per gallon)........................     $0.137       $0.294        $(0.157)
Merchandise sales (in millions).................     $275.8       $  0.9        $ 274.9
Merchandise margin (percentage of sales)........       27.8%        27.0%           0.8%
Margin on miscellaneous sales (in millions).....     $ 11.7       $    -        $  11.7
Selling expenses (per gallon)...................     $0.226       $0.224        $ 0.002

Retail - Northeast:
Fuel volumes (thousand gallons per day).........      3,127          N/A
Fuel margin (per gallon)........................     $0.177          N/A
Merchandise sales (in millions).................     $ 24.7          N/A
Merchandise margin (percentage of sales)........       22.6%         N/A
Margin on miscellaneous sales (in millions).....     $  4.0          N/A
Selling expenses (per gallon)...................     $0.141          N/A


                   Refining Operating Highlights by Region (b)

                                                             Three Months Ended June 30,
                                                             --------------------------
                                                          2002(a)      2001(a)     Change
                                                          ------       ------      ------

Gulf Coast:
Throughput volumes (thousand barrels per day).......         643         681          (38)
Average throughput margin per barrel................      $ 3.94      $ 8.01       $(4.07)
Operating costs per barrel:
 Cash (fixed and variable)..........................      $ 2.60      $ 2.06       $ 0.54
 Depreciation and amortization......................        0.78        0.59         0.19
                                                            ----        ----         ----
  Total operating costs per barrel..................      $ 3.38      $ 2.65       $ 0.73
                                                            ====        ====         ====

Mid-Continent:
Throughput volumes (thousand barrels per day).......         269         N/A
Average throughput margin per barrel................      $ 4.89         N/A
Operating costs per barrel:
 Cash (fixed and variable)..........................      $ 2.08         N/A
 Depreciation and amortization......................        0.54         N/A
                                                            ----
  Total operating costs per barrel..................      $ 2.62         N/A
                                                            ====

Northeast:
Throughput volumes (thousand barrels per day).......         336         186          150
Average throughput margin per barrel................      $ 2.39      $ 7.18       $(4.79)
Operating costs per barrel:
 Cash (fixed and variable)..........................      $ 1.60      $ 2.56       $(0.96)
 Depreciation and amortization......................        0.51        0.47         0.04
                                                            ----        ----         ----
  Total operating costs per barrel..................      $ 2.11      $ 3.03       $(0.92)
                                                            ====        ====         ====

West Coast:
Throughput volumes (thousand barrels per day).......         301         178          123
Average throughput margin per barrel................      $ 4.68      $10.59       $(5.91)
Operating costs per barrel:
  Cash (fixed and variable).........................      $ 2.91      $ 2.91       $    -
  Depreciation and amortization.....................        0.76        0.60         0.16
                                                            ----        ----         ----
   Total operating costs per barrel.................      $ 3.67      $ 3.51       $ 0.16
                                                            ====        ====         ====

                               Average Market Reference Prices and Differentials (dollars per barrel)


                                                          Three Months Ended June 30,
                                                          ---------------------------
                                                      2002(a)       2001(a)       Change
                                                      ------        ------        ------

Feedstocks:
 West Texas Intermediate (WTI) crude oil........      $26.27        $27.91       $ (1.64)
 WTI less sour crude oil at U.S. Gulf Coast (c).      $ 2.06        $ 6.10       $ (4.04)
 WTI less Alaska North Slope (ANS)..............      $ 1.27        $ 1.83       $ (0.56)

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI............      $ 5.31        $ 8.86       $ (3.55)
   No. 2 fuel oil less WTI......................      $ 0.34        $ 3.22       $ (2.88)
   Propylene less WTI...........................      $ 4.95        $(6.79)      $ 11.74
 U.S. Mid-Continent:
    Conventional 87 gasoline less WTI...........      $ 6.42        $14.34       $ (7.92)
    Low-sulfur diesel less WTI..................      $ 2.23        $ 9.34       $ (7.11)
 U.S. East Coast:
   Conventional 87 gasoline less WTI............      $ 3.87        $ 8.18       $ (4.31)
   No. 2 fuel oil less WTI......................      $ 1.38        $ 4.20       $ (2.82)
   Lube oils less WTI...........................      $13.42        $26.56       $(13.14)
 U.S. West Coast:
   CARB 87 gasoline less ANS....................      $11.53        $20.57       $ (9.04)
   Low-sulfur diesel less ANS...................      $ 3.67        $ 9.97       $ (6.30)

General

Valero reported net income for the second quarter of 2002 of $11.3 million, or $0.10 per share, compared to net income of $274.8 million, or $4.23 per share, in the second quarter of 2001.

Operating revenues increased 46% in the second quarter of 2002 compared to the second quarter of 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions, somewhat offset by a significant decline in refined product prices. However, operating income for the second quarter of 2002 decreased significantly to $100.1 million compared to operating income of $464.2 million for the same period in 2001. The decrease in operating income from 2001 to 2002 was due mainly to a 53% decline in refining throughput margin per barrel, attributable primarily to exceptionally weak discounts for sour crude oil, Valero's primary feedstock, and significantly lower refined product margins in virtually all of Valero's markets. In addition to the overall poor refining margin environment, operating income was also lower due to a significant level of scheduled and unscheduled downtimes at several of Valero's refineries.

Refining

Operating income for Valero's refining segment was $124.8 million for the quarter ended June 30, 2002, compared to operating income of $516.9 million for the quarter ended June 30, 2001. In the second quarter of 2001, gasoline margins were high as a result of strong demand and the carryover effects of high refinery turnaround activity during the first quarter of 2001. In addition, distillate margins were strong as a result of fuel switching due to high natural gas prices and sour crude oil discounts to WTI were at near-record levels due to increased supplies of heavier crude oil. However, in the second quarter of 2002, refining operating results were impacted by the following factors:

o distillate margins declined over 60% in every region from the second quarter of 2001 due to high inventory levels as a result of weak economic conditions, the unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand following the September 11, 2001 terrorist attacks;
o discounts on Valero's sour crude oil feedstocks during the second quarter of 2002 declined over 66% from second quarter 2001 levels primarily due to crude oil production cuts by OPEC and limited availability of Iraqi sour crude oil on the world market;
o although gasoline demand was strong, gasoline margins declined in all regions of the United States from the extremely high margins experienced in the second quarter of 2001 due to higher levels of gasoline inventories, resulting mainly from higher imports in the second quarter of 2002 which has moderated price spikes relative to the previous two years, and increased production of CARB gasoline in California; and,
o refinery utilization rates were lower than normal operating rates during the second quarter of 2002. The refinery utilization rates were impacted by the following factors:
     o Valero's Texas City Refinery was affected by unscheduled downtime and turnaround activity, which started in mid-March 2002 and was completed in late May 2002, and high vibrations in a main airblower of the FCCU that caused a shutdown in early June 2002 for over one week.
     o The hydrogen unit at the Benicia Refinery was shut down for almost one month after power failures interrupted operations in early June 2002. The shutdown reduced production of CARB gasoline by approximately 30,000 barrels per day during this period.
     o Production at ten of Valero's refineries was cut during June 2002 by as much as 23% from normal levels due to uneconomic operating conditions.

Partially offsetting the above decreases in operating income was an approximate net $14 million benefit to operating income resulting from the settlement in June 2002 of a petroleum products purchase agreement and related hedge assumed as part of the UDS Acquisition.

Refining cash operating expenses were 52% higher during the second quarter of 2002 as compared to the second quarter of 2001 due to the additional refinery operations from the UDS, El Paso and Huntway Acquisitions. However, cash operating costs per barrel increased only 2% between the quarters.

Retail

Retail operating income was $47.4 million for the quarter ended June 30, 2002, compared to operating income of $0.2 million for the quarter ended June 30, 2001, which included only the 11 northern California retail stores operated by Valero at that time. U.S. retail operations generated operating income of $31.8 million for the second quarter of 2002 as fuel margins improved to $0.137 per gallon in the second quarter from the low margins of $0.05 per gallon realized in the first quarter of 2002. Valero's Northeast retail operations, which include retail outlets in Canada and the home heating oil business in Canada and the northeastern U.S., generated an operating profit of $15.6 million resulting from a fuel margin of $0.177 per gallon.

Retail cash selling expenses for the second quarter of 2002 increased $164.6 million from the second quarter of 2001 due to the additional retail stores acquired in the UDS Acquisition.

Corporate Expenses and Other

Administrative expenses, excluding depreciation and amortization, increased $14.2 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to the UDS Acquisition, partially offset by reduced variable compensation as a result of significantly lower income generated in 2002.

Net interest expense increased $51.8 million to $72.3 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to the incremental debt incurred to finance the UDS Acquisition, the additional debt assumed in the UDS Acquisition, and increased interest incurred in 2002 in connection with the capital leases associated with the El Paso Acquisition which was effective June 1, 2001. Interest expense on the debt incurred to finance the UDS Acquisition increased in the second quarter of 2002 compared to the first quarter of 2002 as fixed rates related to the issuance of $1.8 billion of long-term senior notes issued in mid-April 2002 were higher than the floating rates under the bridge loan that was repaid with the senior note proceeds.

The minority interest in net income of consolidated partnership of $4.0 million represents the minority unitholders' share of the net income of Valero L.P. Valero L.P. owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero's McKee, Three Rivers and Ardmore Refineries.

Distributions on preferred securities of subsidiary trusts increased $4.2 million from $3.3 million in the second quarter of 2001 to $7.5 million in the second quarter of 2002. This increase is due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income tax expense decreased $157.7 million from $164.8 million in the second quarter of 2001 to $7.1 million in the second quarter of 2002, due mainly to a $421.2 million decrease in pre-tax income resulting mainly from the lower operating income and higher interest expense.

The decrease in the ratio of EBITDA to interest incurred for the quarter ended June 30, 2002 from the quarter ended June 30, 2001 was due mainly to the combination of lower operating income and higher interest expense in 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Financial Highlights (millions of dollars, except per share amounts)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                  2002(a)          2001(a)        Change
                                                                  ------           ------         ------

Operating revenues..........................................    $11,674.8        $8,268.4       $3,406.4

Cost of sales...............................................    (10,261.0)       (6,954.5)      (3,306.5)
Refining operating expenses:
 Cash (fixed and variable)..................................       (638.5)         (415.1)        (223.4)
 Depreciation and amortization..............................       (192.2)         (105.3)         (86.9)
Retail selling expenses:
 Cash.......................................................       (324.6)           (2.9)        (321.7)
 Depreciation and amortization..............................        (20.8)           (0.7)         (20.1)
Administrative expenses:
 Cash.......................................................       (123.4)          (84.4)         (39.0)
 Depreciation and amortization..............................        (14.0)           (4.2)          (9.8)
                                                                 --------         -------        -------
Operating income............................................        100.3           701.3         (601.0)
Other income (expense), net.................................          4.9            (1.1)           6.0
Interest and debt expense, net..............................       (126.9)          (39.2)         (87.7)
Minority interest in net income of consolidated
 partnership................................................         (6.6)              -           (6.6)
Distributions on preferred securities of subsidiary trusts..        (15.0)           (6.7)          (8.3)
Income tax benefit (expense)................................         16.0          (243.4)         259.4
                                                                 --------         -------        -------
   Net income (loss)........................................    $   (27.3)       $  410.9       $ (438.2)
                                                                 ========         =======        =======

Earnings (loss) per common share - assuming dilution........    $   (0.26)       $   6.35       $  (6.61)

EBITDA......................................................    $   309.6        $  803.7       $ (494.1)

Ratio of EBITDA to interest incurred........................         2.3x           18.3x         (16.0x)
--------------------------------------------------------------------------------------------------------

The following notes relate to references on pages 31 through 34.
(a) The six months ended June 30, 2002 includes the operations of UDS, Huntway and the El Paso Corpus Christi Refinery and related product logistics business. The six months ended June 30, 2001 excludes the operations of UDS but includes the operations of Huntway and the El Paso Corpus Christi Refinery and related product logistics business beginning June 1, 2001.
(b) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(c) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                             Operating Highlights


                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                2002(a)           2001(a)           Change
                                                                ------            ------            ------

Refining:
Throughput volumes (thousand barrels per day).............       1,536               961              575
Average throughput margin per barrel......................      $ 3.66            $ 7.53           $(3.87)
Operating costs per barrel:
 Cash (fixed and variable)................................      $ 2.30            $ 2.39           $(0.09)
 Depreciation and amortization............................        0.69              0.60             0.09
                                                                  ----              ----             ----
  Total operating costs per barrel........................      $ 2.99            $ 2.99           $    -
                                                                  ====              ====             ====

Charges:
 Crude oils:
  Sour....................................................          45%               61%             (16)
  Sweet...................................................          34                12               22
                                                                   ---                --              ---
   Total crude oils.......................................          79                73                6
 Residual fuel oil........................................           4                 8               (4)
 Other feedstocks and blendstocks.........................          17                19               (2)
                                                                   ---               ---               --
   Total charges..........................................         100%              100%               -
                                                                   ===               ===              ===

Yields:
 Gasolines and blendstocks................................          54%               54%               -
 Distillates..............................................          27                27                -
 Petrochemicals...........................................           3                 3                -
 Lubes and asphalts.......................................           4                 3                1
 Other products...........................................          12                13               (1)
                                                                   ---               ---              ---
  Total yields............................................         100%              100%               -
                                                                   ===               ===              ===

Retail - U.S.:
Company-operated fuel sites (average).....................       1,409                11            1,398
Fuel volumes (gallons per day per site)...................       4,436             5,908           (1,472)
Fuel margin (per gallon)..................................     $ 0.094           $ 0.257          $(0.163)
Merchandise sales (in millions)...........................     $ 524.0           $   1.8          $ 522.2
Merchandise margin (percentage of sales)..................        27.1%             30.8%            (3.7)%
Margin on miscellaneous sales (in millions)...............     $  22.5           $     -          $  22.5
Selling expenses (per gallon).............................     $ 0.217           $ 0.246          $(0.029)

Retail - Northeast:
Fuel volumes (thousand gallons per day)...................       3,227               N/A
Fuel margin (per gallon)..................................     $ 0.183               N/A
Merchandise sales (in millions)...........................     $  45.3               N/A
Merchandise margin (percentage of sales)..................        22.5%              N/A
Margin on miscellaneous sales (in millions)...............     $   8.1               N/A
Selling expenses (per gallon).............................     $ 0.135               N/A


                   Refining Operating Highlights by Region (b)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                  2002(a)    2001(a)     Change
                                                  ------     ------      ------

Gulf Coast:
Throughput volumes (thousand barrels per day)..     636        609           27
Average throughput margin per barrel..........   $ 3.54     $ 7.30       $(3.76)
Operating costs per barrel:
 Cash (fixed and variable)....................   $ 2.46     $ 2.19       $ 0.27
 Depreciation and amortization................     0.81       0.64         0.17
                                                   ----       ----         ----
  Total operating costs per barrel............   $ 3.27     $ 2.83       $ 0.44
                                                   ====       ====         ====

Mid-Continent:
Throughput volumes (thousand barrels per day).      257        N/A
Average throughput margin per barrel..........   $ 4.19        N/A
Operating costs per barrel:
 Cash (fixed and variable)....................   $ 2.21        N/A
 Depreciation and amortization................     0.55        N/A
                                                   ----        N/A
  Total operating costs per barrel............   $ 2.76        N/A
                                                   ====

Northeast:
Throughput volumes (thousand barrels per day).      346        186          160
Average throughput margin per barrel..........   $ 2.23     $ 5.96       $(3.73)
Operating costs per barrel:
 Cash (fixed and variable)....................   $ 1.55     $ 2.30       $(0.75)
 Depreciation and amortization................     0.50       0.48         0.02
                                                   ----       ----         ----
  Total operating costs per barrel............   $ 2.05     $ 2.78       $(0.73)
                                                   ====       ====         ====

West Coast:
Throughput volumes (thousand barrels per day).      297        166          131
Average throughput margin per barrel..........   $ 5.11     $10.12       $(5.01)
Operating costs per barrel:
 Cash (fixed and variable)....................   $ 2.90     $ 3.22       $(0.32)
 Depreciation and amortization................     0.76       0.59         0.17
                                                   ----       ----         ----
  Total operating costs per barrel............   $ 3.66     $ 3.81       $(0.15)
                                                   ====       ====         ====

     Average Market Reference Prices and Differentials (dollars per barrel)


                                                          Six Months Ended June 30,
                                                          -------------------------
                                                      2002(a)    2001(a)       Change
                                                      ------     ------        ------
Feedstocks:
 WTI crude oil.....................................  $ 23.94     $ 28.35      $ (4.41)
 WTI less sour crude oil at U.S. Gulf Coast (c)....  $  2.33     $  5.72      $ (3.39)
 WTI less ANS......................................  $  1.51     $  2.79      $ (1.28)

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI...............  $  4.42     $  7.31      $ (2.89)
   No. 2 fuel oil less WTI.........................  $  0.83     $  3.35      $ (2.52)
   Propylene less WTI..............................  $  2.87     $ (2.06)     $  4.93
 U.S. Mid-Continent:
    Conventional 87 gasoline less WTI..............  $  5.48     $ 10.52      $ (5.04)
    Low-sulfur diesel less WTI.....................  $  2.41     $  7.56      $ (5.15)
 U.S. East Coast:
   Conventional 87 gasoline less WTI...............  $  3.68     $  6.73      $ (3.05)
   No. 2 fuel oil less WTI.........................  $  1.88     $  4.26      $ (2.38)
   Lube oils less WTI..............................  $ 15.37     $ 26.40      $(11.03)
 U.S. West Coast:
   CARB 87 gasoline less ANS.......................  $ 11.37     $ 20.02      $ (8.65)
   Low-sulfur diesel less ANS......................  $  4.46     $  9.68      $ (5.22)

General

Valero reported a net loss for the six months ended June 30, 2002 of $27.3 million, or $0.26 per share, compared to net income of $410.9 million, or $6.35 per share, for the six months ended June 30, 2001.

Operating revenues increased 41% in the first six months of 2002 to $11.7 billion compared to $8.3 billion in the first six months of 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions, partially offset by a significant decline in refined product prices. However, operating income for the first six months of 2002 decreased significantly to $100.3 million compared to operating income of $701.3 million for the same period in 2001. The decrease in operating income from 2001 to 2002 was due mainly to a 51% decline in refining throughput margin per barrel, attributable primarily to depressed sour crude oil discounts and significantly lower refined product margins in virtually all of Valero's markets. In addition to the overall poor refining margin environment, operating income was also lower due to a significant level of scheduled and unscheduled downtimes at several of Valero's refineries.

Refining

Operating income for Valero's refining segment was $186.9 million for the six months ended June 30, 2002, compared to operating income of $789.9 million for the six months ended June 30, 2001. In the first six months of 2001, gasoline and distillate margins were exceptionally high as a result of strong demand, a cold winter and high natural gas prices, and sour crude oil discounts to WTI were at near-record levels. However, in the first six months of 2002, refining operating results were impacted by the following factors:
o gasoline and distillate margins declined significantly due to high inventory levels for these products as a result of weak economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand following the September 11, 2001 terrorist attacks.

     In addition, higher imports of gasoline have kept inventories at normal levels and have moderated price spikes relative to the previous two years;
o discounts on Valero's sour crude oil feedstocks during the first six months of 2002 declined almost 60% from the first six months of 2001 levels primarily due to OPEC's crude oil production cuts, which were predominantly sour crude oils; and
o refinery utilization rates were significantly below normal operating rates during the six months ended June 30, 2002, as seven of Valero's twelve refineries were affected by turnaround activities. In addition to the scheduled downtime, Valero also experienced some unplanned maintenance during the first six months of 2002, and production at several refineries was cut by as much as 25% due to uneconomic operating conditions.
Partially offsetting the above decreases in operating income was an approximate net $14 million benefit to operating income resulting from the settlement in June 2002 of a petroleum products purchase agreement and related hedge assumed as part of the UDS Acquisition.

Refining cash operating expenses were 54% higher for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to the additional refinery operations from the UDS, El Paso and Huntway Acquisitions. However, cash operating costs per barrel decreased 4% between the periods.

Retail

Retail operating income was $50.8 million for the six months ended June 30, 2002, compared to breakeven operations for the six months ended June 30, 2001, which included only the 11 northern California retail stores operated by Valero at that time. U.S. retail operations realized fuel margins of $0.094 per gallon for the six months ended June 30, 2002, recovering in the second quarter of 2002 from the very low margin environment that prevailed in the first quarter of 2002. Valero's Northeast retail operations generated operating income of $38.3 million resulting from a fuel margin of $0.183 per gallon.

Retail selling expenses for the first six months of 2002 were significantly higher than the first six months of 2001 due to the additional retail stores acquired in the UDS Acquisition.

Corporate Expenses and Other

Administrative expenses, excluding depreciation and amortization, increased from $84.4 million for the six months ended June 30, 2001 to $123.4 million for the same period in 2002. This increase was due primarily to the UDS Acquisition, partially offset by reduced variable compensation as a result of the loss incurred in the first half of 2002.

Net interest expense increased $87.7 million to $126.9 million in the first six months of 2002 compared to the first six months of 2001 due primarily to the incremental debt incurred to finance the UDS Acquisition, the additional debt assumed in the UDS Acquisition, and interest incurred in 2002 in connection with the capital leases associated with the El Paso Acquisition which was effective June 1, 2001.

The minority interest in net income of consolidated partnership of $6.6 million represents the minority unitholders' share of the net income of Valero L.P.

Distributions  on preferred  securities  of  subsidiary  trusts  increased  $8.3 million from $6.7 million for the six months ended June 30, 2001 to $15.0 million for the six months ended June 30, 2002. This increase is due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income taxes decreased $259.4 million from tax expense of $243.4 million in the first six months of 2001 to a tax benefit of $16.0 million in the first six months of 2002, due mainly to the significant decrease in operating income and increased interest expense.

The decrease in the ratio of EBITDA to interest incurred for the six months ended June 30, 2002 from the six months ended June 30, 2001 was due mainly to the combination of lower operating income and higher interest expense in 2002.

OUTLOOK

Industry fundamentals have created a challenging environment for refining companies during the first half of 2002. Although Valero is encouraged by the recent positive trends in certain key components of the refining and marketing business, certain other unfavorable trends continue that mitigate Valero's optimism about the outlook for the remainder of 2002.

Gasoline demand increased about 2.5% for the first seven months of 2002 compared to the same period in 2001, due primarily to lower gasoline prices at the retail level, an increasing number of sport utility vehicles, and more travelers opting to drive rather than fly. Gasoline margins in July 2002 were higher than average levels for that time of year but were still below the near-record margins in 2001, due in part to higher imports and increased inventories in 2002. In July 2002, gasoline margins averaged $4.79 per barrel in the Gulf Coast region, $7.65 per barrel in the Mid-continent region, and $5.02 per barrel in the Northeast region. West Coast CARB gasoline margins averaged about $10.18 per barrel, which were slightly below normal, due primarily to increased gasoline production. Gasoline demand is expected to remain strong on a seasonal basis, which should help to sustain gasoline margins at reasonable levels through at least August 2002. If gasoline production and imports continue at recently high levels, margins could be pressured as demand declines beyond the summer driving season.

Distillate margins continue to be negatively impacted by high distillate inventories caused by reduced jet fuel demand following the September 11, 2001 terrorist attacks and record warm winter temperatures in the Northeast in early 2002. Although demand for distillates has improved recently to more normal levels for this time of year, distillate margins are expected to remain weak until distillate inventories are reduced.

Although the sour crude oil discount to WTI has recently improved, it remains lower than the five-year average discount of $3.25 per barrel and is substantially less than the $4.37 per barrel discount in the third quarter of 2001. The crude oil production cuts by OPEC dramatically reduced the supply of heavy, sour crude oil and negatively impacted those discounts and, accordingly, Valero's net income. As economic conditions begin to improve and demand for crude oil increases, Valero expects that additional sour crude oil will be produced, which should increase sour crude oil discounts and positively affect Valero's net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months  Ended June 30, 2002 and 2001
During the first six months of 2002, net cash provided by operating activities was $22.7 million as compared to net cash provided by operating activities of $513.5 million during the first six months of 2001. The decrease in cash provided by operating activities was due primarily to the unfavorable change in income as described above under "Results of Operations."

During the six months ended June 30, 2002, cash and temporary cash investments increased $91.5 million as Valero received $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture, $925.0 million from the sale of the Golden Eagle Business, and $1.8 billion from the sale of senior notes. Valero used these proceeds, together with $314.7 million of short-term borrowings and $50.0 million from the issuance of common stock in connection with employee benefit plans, to:
o fund the $2.1 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
o fund capital expenditures, deferred turnaround and catalyst costs and earn-out payments of $516.8 million,
o fund $183.5 million of cash flows related to the Golden Eagle Business, primarily capital expenditures and deferred turnaround costs,
o    repay long-term debt of $547.1 million,
o    repurchase $44.0 million of its common stock, and
o    pay $21.1 million of common stock dividends.

Net cash provided by operating activities during the first six months of 2001 was $513.5 million, primarily due to profitable operations as discussed above under "Results of Operations," offset by cash used for working capital requirements as detailed in Note 12 of Notes to Consolidated Financial Statements. During the first six months of 2001, working capital requirements increased by $99.0 million, primarily resulting from an increase in operating inventory levels and an increase in receivables resulting from both increased sales volumes and amounts that were billed and collected in July rather than June due to certain delays resulting from the implementation of a new accounting system. Partially offsetting these increased working capital requirements was an increase in federal income taxes payable due to the significant increase in net income. During the first six months of 2001, cash and temporary cash investments increased $27.9 million as cash provided by operating activities and issuances of common stock related to Valero's benefit plans exceeded amounts required to:
o fund capital expenditures, deferred turnaround and catalyst costs, and the earn-out contingency payment to Salomon Inc discussed below,
o fund the acquisition of Huntway and inventories related to the acquisition of El Paso's Corpus Christi refinery and related product logistics business,
o    reduce short-term bank borrowings,
o    repurchase shares of Valero common stock, and
o    pay common stock dividends.

Contractual Obligations and Commercial Bank Commitments
As of June 30, 2002, Valero had two $750 million revolving bank credit facilities, which provide for commitments of $750 million for a five-year term and $750 million for a 364-day term. These facilities contain certain restrictive covenants including an interest coverage ratio and a debt-to-capitalization ratio.

Valero's committed credit facilities as of June 30, 2002 were as follows (in millions):

                                                                 Borrowing           Borrowings
                                                                 Capacity           Outstanding
                                                                 ---------          -----------

  5-year revolving credit facility...........................       $ 750.0         $       -
  364-day revolving credit facility..........................         750.0             305.0
  Committed revolving credit facility for Valero L.P.........         120.0              91.0
  Canadian committed revolving credit facility...............   Cdn $ 200.0                 -

As of June 30, 2002, Valero had $209.7 million outstanding under various uncommitted short-term bank credit facilities. In addition, Valero had $195.0 million of letters of credit outstanding under the uncommitted short-term facilities and $65.7 million of letters of credit under its committed facilities.

As of June 30, 2002, Valero had $150 million principal amount of 6.75% notes outstanding, under which a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002. If the third party does not exercise its purchase option, Valero will be required to repurchase the notes at par on December 15, 2002. Based on current interest rates, Valero expects that the third party would exercise its purchase option, in which case the term of the notes would be extended to December 15, 2032.

As of June 30, 2002, Valero had $275.0 million of 8.625% Guaranteed Notes outstanding, which matured on July 1, 2002. Valero refinanced this debt in July 2002 with borrowings under its bank credit facilities.

Under Valero's revolving bank credit facilities, Valero's debt-to-capitalization ratio (net of cash) was 50.7% as of June 30, 2002. For purposes of this computation, 50% of the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition and 20% of the aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

On June 6, 2002, Valero L.P. and Valero Logistics Operations filed a $500.0 million universal shelf registration statement with the Securities and Exchange Commission, under which debt and equity offerings can be made. On July 15, 2002, Valero Logistics Operations completed the sale of $100.0 million of 6.875% senior notes, issued under its shelf registration, for total proceeds of $99.7 million. The net proceeds of $98.5 million, after deducting underwriters' commissions and offering expenses of $1.2 million, were used to pay off the $91.0 million outstanding under the Valero Logistics Operations revolving credit facility.

On March 22, 2002, Valero filed a $3.5 billion universal shelf registration statement with the Securities and Exchange Commission. On April 15, 2002, Valero sold to the public $1.8 billion of notes under its universal shelf registration as follows:
o    $300 million of 6.125%  Senior  Notes due April 15,  2007,  priced to yield
     6.17%;
o $750 million of 6.875% Senior Notes due April 15, 2012, priced to yield 6.91%; and
o    $750  million  of 7.5%  Senior  Notes due April 15,  2032,  priced to yield
     7.573%.
Proceeds from this offering were used to pay off the $1.5 billion bridge loan facility and reduce borrowings under the bank credit facilities associated with the UDS Acquisition. The net proceeds received by Valero from this offering were approximately $1.8 billion, net of aggregate discount and commissions of approximately $22 million.

In February 2002, Valero entered into a $170 million structured lease arrangement with a non-consolidated third-party entity to combine a portion of an existing structured lease assumed in the UDS Acquisition related to the UDS headquarters facility with the funding of planned construction to expand this facility for future use as Valero's new corporate headquarters. The portion of the new arrangement related to the existing UDS facility is being accounted for as an operating lease, while the portion related to planned construction will be accounted for as an operating lease upon completion of the construction. This structured lease has a lease term that expires in February 2007 and provides for up to two one-year renewal periods exercisable at Valero's option. If Valero elects to renew the lease, Valero is required to provide cash collateral in an amount equal to the residual value guarantee, which is currently estimated to be $147.7 million.

Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. Certain of these leases, which were assumed in the UDS Acquisition, were utilized to accommodate the construction of convenience stores. After the initial lease term, the leases may be extended by agreement of the parties or Valero may purchase the leased assets or arrange for the sale of the properties to a third party at the lease expiration date. In August 2002, one of these structured lease arrangements expires. Valero intends to purchase the convenience stores associated with this lease. The expected purchase price of the leased assets is approximately $19 million.

In September 1997, Valero sold approximately 7.5 million barrels of feedstock and refined product inventories for $150.0 million and entered into a petroleum products purchase agreement that matures in August 2002. Under this agreement, Valero plans to exercise its option on August 30, 2002 to purchase feedstock and refined product volumes equivalent to those sold at current market prices. As of June 30, 2002, the fair value of the feedstock and refined product volumes under this purchase option was approximately $200 million. Valero also currently holds commodity price swap contracts to hedge this anticipated purchase of the feedstock and refined product inventories. The commodity price swap contracts, which also mature on August 30, 2002, are expected to reduce the cost of the purchased inventories to approximately $150 million.

In connection with the UDS Acquisition, Valero assumed a similar arrangement, which matured in June 2002, under which UDS originally sold approximately 6.4 million barrels of feedstock and refined product inventories for $140.0 million. On June 20, 2002, Valero exercised its option to purchase the barrels under this agreement for $140.9 million, net of the effect of a related commodity price swap contract that also matured on June 20, 2002, resulting in a net pre-tax benefit of $14 million.

Valero, through a wholly owned subsidiary, has an agreement, which matures in September 2002, with a third-party financial institution to sell on a revolving basis up to $150.0 million of eligible trade accounts receivable. In connection with the UDS Acquisition, Valero assumed a $360.0 million revolving accounts receivable sales facility, which matures in June 2003, under which Valero can sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third party financial institution. Under these agreements, the subsidiaries sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third party financial institutions which maintain a 3% equity interest at all times in their undivided interest in the receivables. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under these programs. As of June 30, 2002, the amount of eligible receivables sold to the third-party financial institutions under these programs was $335.0 million.

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

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the seven months ended July 31, 2002, Valero repurchased shares of its common stock at a cost of approximately $44 million.

Assets Held For Sale
Pursuant to a sale and purchase agreement dated February 4, 2002, and subsequently amended on February 20 and May 3, 2002, Valero sold the Golden Eagle Business to Tesoro on May 17, 2002 for $1.075 billion, which included an estimated $130 million for refinery feedstock and refined product inventories. Valero received cash proceeds of $925.0 million and two notes totaling $150.0 million. The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represents Valero's best estimate of the fair value of the notes at the closing date of the sale. The discount is being amortized as interest income over the life of the notes. The proceeds received from the sale of the Golden Eagle Business were used to reduce bank borrowings and for other general corporate purposes.

Capital Investments
In connection with Valero's acquisitions of the Paulsboro Refinery and Basis Petroleum, Inc., the sellers are entitled to receive payments in any of the five years and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2002, Valero made an earn-out contingency payment to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. of $23.9 million.

For the year ending December 31, 2002, Valero expects to incur approximately $800 million for capital investments, which includes deferred turnaround and catalyst costs and approximately $150 million for environmental -related projects. During the six months ended June 30, 2002, Valero expended $492.9 million for capital investments of which $365.4 million related to capital expenditures and $127.5 million related to deferred turnaround costs. Capital expenditures for the six months ended June 30, 2002 included:
o    $100.6  million for the  expansion  of the fluid  catalytic  cracking  unit
     (FCCU) and the expansion of the alkylation unit at the Texas City Refinery. Aggregate costs incurred for these projects through June 30, 2002 totaled $163.3 million.
o $32.5 million to reconfigure the Three Rivers Refinery to produce clean fuels in response to new low-sulfur regulations and to process a more sour crude oil slate. Aggregate costs incurred for this project through June 30, 2002 totaled $58.6 million.
o $16.6 million to construct a cogeneration facility at the Benicia Refinery to produce electric power and steam. Aggregate costs incurred for this project through June 30, 2002 totaled $56.4 million. The cogeneration facility is expected to begin operations in September 2002.
o    $6.5 million to complete an FCCU expansion at the Krotz Springs Refinery.

Environmental Matters

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters will increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. Although environmental costs may have a significant impact on results of operations for a single period, Valero believes that these costs will not have a material adverse effect on its financial position or liquidity.

In February 2000, the Environmental Protection Agency's (EPA) Tier II gasoline standard was published in final form under the Clean Air Act. The standard will ultimately require the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million, on average at the refinery gate. The regulation will be phased in beginning in 2004. In addition, the EPA finalized its Tier II diesel standard to reduce the sulfur content of on-road diesel fuel sold to highway consumers by 97%, from 500 parts per million to 15 parts per million maximum at the retail pump, beginning June 1, 2006. Valero has determined that modifications will be required at most of its refineries as a result of the Tier II gasoline and diesel standards. Based on current estimates, Valero believes capital expenditures of $1 billion will be required, between now and 2006, for Valero to meet the new Tier II specifications. This includes approximately $275 million for related projects at two Valero refineries that will improve refinery yield and octane balance in addition to providing hydrogen necessary for the removal of sulfur in connection with the production of gasoline and diesel. Valero expects that such estimates will change as additional engineering analyses are completed and progress is made toward construction of these various projects. The ultimate impact of these regulations on Valero is subject to technology selection and timing uncertainties created by permitting and construction. Valero expects to meet all Tier II gasoline and distillate standards by the respective effective date, both in the U.S. and Canada.

In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request and has provided additional clarification requested by the EPA. After Valero received its Section 114 information request, Valero acquired the Benicia Refinery and completed the El Paso Acquisition and the UDS Acquisition. Valero has not been named in any proceeding. However, based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with its potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties and expenses will be immaterial to its financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment. These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in operating income. Finally, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

The following tables provide information about Valero's derivative commodity instruments as of June 30, 2002 and December 31, 2001 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
o fair value hedges - held to hedge refining inventories and unrecognized firm commitments,
o cash flow hedges - held to hedge forecasted feedstock purchases and product sales,
o economic hedges - (i) held to manage price volatility in refined product inventories, and (ii) held to manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
o    trading activity - held or issued for trading purposes.

Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes, which are used to calculate amounts due under the agreements. The gain (loss) on swaps is equal to the fair value amount and represents the excess of the receive price over the pay price times the notional contract volumes. For futures and options, the gain
(loss) represents (i) the excess of the fair value amount over the contract amount for long positions, and (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represents their strike price. All derivative commodity instruments assumed in connection with the UDS Acquisition were recorded at fair value on December 31, 2001; therefore no gain (loss) is shown as of that date in the tables below. Accordingly, swaps assumed in the UDS Acquisition have zero fair value as of December 31, 2001 as the weighted-average pay price is equal to the weighted-average receive price. Additionally, for futures and options assumed in the UDS Acquisition, the contract amount is equal to the fair value of the assumed contracts as of December 31, 2001.


                                                                      June 30, 2002
                                        ------------------------------------------------------------------------
                                                     Wtd Avg     Wtd Avg
                                        Contract       Pay       Receive     Contract        Fair          Gain
                                         Volumes      Price       Price       Value          Value        (Loss)
                                         -------      -----       -----       ----           -----        -----
Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)       600     $(2.42)    $(1.30)         N/A          $ 0.7        $ 0.7
Futures - long:
 2002 (crude oil and refined products)    16,449      28.24        N/A        464.5          473.6          9.1
Futures - short:
 2002 (crude oil and refined products)    20,390        N/A      26.95        549.5          563.9        (14.4)

Cash Flow Hedges:
Futures - long:
 2002 (crude oil and refined products)    13,508      27.12        N/A        366.3          374.8          8.5
 2003 (crude oil and refined products)        38      26.00        N/A          1.0            1.1          0.1
Futures - short:
 2002 (crude oil and refined products)    10,324        N/A      27.10        279.8          285.2         (5.4)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)     1,507       1.06       0.47          N/A           (0.9)        (0.9)
Swaps - short:
 2002 (crude oil and refined products)     4,699       1.37       2.33          N/A            4.5          4.5
 2003 (crude oil and refined products)    16,200       3.84       4.02          N/A            2.9          2.9
Futures - long:
 2002 (crude oil and refined products)     8,472      28.23        N/A        239.2          245.2          6.0
 2003 (crude oil and refined products)       142      27.32        N/A          3.9            4.1          0.2
Futures - short:
 2002 (crude oil and refined products)     9,130        N/A      29.04        265.1          270.6         (5.5)
Options - long:
 2002 (crude oil and refined products)     6,827       1.85        N/A          0.1            1.5          1.4
Options - short:
 2002 (crude oil and refined products)     1,100        N/A      12.67         (0.2)          (0.1)        (0.1)

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)     4,850       4.32       3.53          N/A           (3.9)        (3.9)
 2003 (crude oil and refined products)       915       3.45       3.35          N/A           (0.1)        (0.1)
Swaps - short:
 2002 (crude oil and refined products)     7,635       3.78       4.50          N/A            5.5          5.5
 2003 (crude oil and refined products)     3,615       3.59       3.74          N/A            0.5          0.5
Futures - long:
 2002 (crude oil and refined products)    17,424      26.10        N/A        454.7          473.7         19.0
 2003 (crude oil and refined products)       700      26.14        N/A         18.3           18.8          0.5
 2002 (natural gas)                          900       3.12        N/A          3.0            3.1          0.1
Futures - short:
 2002 (crude oil and refined products)    13,366        N/A      26.53        354.6          368.6        (14.0)
 2003 (crude oil and refined products)       880        N/A      26.97         23.7           24.4         (0.7)
 2002 (natural gas)                          700        N/A       3.09         (2.2)          (2.3)         0.1
Options - long:
 2002 (crude oil and refined products)    13,855      19.48        N/A         (1.7)           1.5          3.2
 2003 (crude oil and refined products)     3,335       8.05        N/A          0.1            0.2          0.1
Options - short:
 2002 (crude oil and refined products)    10,680        N/A      15.01         (5.2)         ( 7.1)         1.9
 2003 (crude oil and refined products)       168        N/A       0.68            -              -            -





                                                                    December 31, 2001
                                        ----------------------------------------------------------------------
                                                       Wtd Avg    Wtd Avg
                                        Contract         Pay      Receive  Contract         Fair          Gain
                                         Volumes        Price     Price     Value          Value         (Loss)
                                         -------        -----     -----     -----          -----         ------

Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)        75      $  1.20    $ 1.37       N/A          $   -        $    -
Futures - long:
 2002 (crude oil and refined products)     1,428        24.73       N/A     $35.3           33.6          (1.7)
Futures - short:
 2002 (crude oil and refined products)     7,177          N/A     24.31     174.5          170.8           3.7

Cash Flow Hedges:
Swaps - short:
 2002 (crude oil and refined products)     5,040         3.07      3.93       N/A            4.3           4.3
Futures - long:
 2002 (crude oil and refined products)    13,845        21.35       N/A     295.5          291.8          (3.7)
Futures - short:
 2002 (crude oil and refined products)    10,706          N/A     21.04     225.3          222.9           2.4
Options - short:
 2002 (crude oil and refined products)     2,100          N/A      3.29       1.4            2.7          (1.3)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)       724         7.36      7.36       N/A              -             -
 2002 (natural gas)                       13,663         2.84      2.84       N/A              -             -
Swaps - short:
 2002 (natural gas)                       11,403         3.90      3.90       N/A              -             -
Futures - long:
 2002 (crude oil and refined products)     2,469        21.02       N/A      51.9           51.3          (0.6)
 2003 (crude oil and refined products)        13        24.62       N/A       0.3            0.3             -
Futures - short:
 2002 (crude oil and refined products)    11,523          N/A     21.30     245.5          244.2           1.3
 2002 (natural gas)                          300          N/A      2.98       0.9            0.8           0.1
Options - long:
 2002 (crude oil and refined products)       250         0.29       N/A       0.1            0.1             -

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)     4,575         5.37      5.24       N/A           (0.6)         (0.6)
Swaps - short:
 2002 (crude oil and refined products)     5,150         3.86      4.15       N/A            1.5           1.5
Futures - long:
 2002 (crude oil and refined products)     2,597        23.41       N/A      60.8           56.4          (4.4)
 2002 (natural gas)                          250         2.97       N/A       0.7            0.6          (0.1)
Futures - short:
 2002 (crude oil and refined products)     2,597          N/A     23.66      61.4           57.3           4.1
 2002 (natural gas)                          900          N/A      2.88       2.6            2.3           0.3
Options - short:
 2002 (crude oil and refined products)       600          N/A      4.47       0.5            0.9          (0.4)
 2002 (natural gas)                          600          N/A      3.29       0.2            0.1           0.1


In addition to the above, as of June 30, 2002 and December 31, 2001, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that mature in August 2002, have notional volumes totaling approximately 7.5 million barrels, and have a weighted-average pay price of $20.11 per barrel. As of June 30, 2002 and December 31, 2001, these swaps had a weighted-average receive price of $26.74 and $20.53 per barrel, respectively, and a net after-tax gain recorded in other comprehensive income of approximately $47 million and $17 million, respectively.

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

                                                                       June 30, 2002
                                     ------------------------------------------------------------------------------------
                                                                 Expected Maturity Dates
                                     ----------------------------------------------------------
                                                                                         There-                    Fair
                                     2002       2003      2004      2005      2006       after       Total         Value
                                     ----       ----      ----      ----      ----       -----       -----         -----
                                                           (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................   $ 276.0    $ 28.8     $ 0.6     $396.6    $300.6    $3,056.1     $4,058.7    $ 4,219.6
     Average interest rate......       8.6%      8.2%      7.7%       8.1%      7.4%        7.1%         7.4%
   Floating rate................   $ 514.6         -         -          -    $ 91.0           -     $  605.6    $   605.6
     Average interest rate......       3.1%        -         -          -       2.5%          -          3.0%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............   $ 200.0         -         -     $150.0         -     $ 100.0     $  450.0    $    19.3
     Average pay rate...........       1.9%      2.8%      4.2%       4.8%      5.5%        6.5%         5.1%
     Average receive rate.......       6.4%      6.6%      6.6%       6.6%      6.9%        6.9%         6.8%

On July 1, 2002, $275.0 million of long-term fixed rate debt and interest rate swaps with a notional amount of $200.0 million matured. Valero refinanced the debt with borrowings under its bank credit facilities.

                                                                            December 31, 2001
                                     --------------------------------------------------------------------------------------------
                                                     Expected Maturity Dates
                                     --------------------------------------------------------------
                                                                                         There-                    Fair
                                      2002       2003     2004       2005     2006       after        Total        Value
                                      ----       ----     ----       ----     ----       -----        -----        -----
                                                             (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $276.5     $28.8      $0.6     $396.6    $300.6    $1,256.2     $2,259.3     $2,310.7
     Average interest rate......       8.6%      8.2%      7.7%       8.1%      7.4%        7.3%         7.6%
   Floating rate................    $ 21.5         -         -          -    $541.0           -     $  562.5     $  562.5
     Average interest rate......       4.0%        -         -          -       2.7%          -          2.7%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............     $200.0    $   -      $  -     $150.0    $    -      $ 100.0     $ 450.0      $  17.8
     Average pay rate...........        1.8%     3.9%      5.2%       5.6%      6.1%         6.5%        5.4%
     Average receive rate.......        6.4%     6.6%      6.6%       6.6%      6.9%         6.9%        6.7%



FOREIGN CURRENCY RISK

Valero may enter into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400.0 million of Canadian dollars and bought $253.4 million of U.S. dollars. These contracts mature annually at various amounts from 2003 through 2007. As of June 30, 2002, these contracts had a negative fair value of $6.1 million. This loss, which was recognized in income for the three months and six months ended June 30, 2002, was more than offset by a gain recognized from the effect of the exchange rate fluctuation on the hedged investment.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Unocal
Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002) (this matter was last reported in Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). On January 22, 2002, Union Oil Company of
California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75-cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners.

In August 2001, the FTC announced that it would begin an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office
(PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. In 2001, the PTO began a reexamination of Unocal's '393 patent, and in January 2002, the PTO issued a notice of rejection of all claims of the '393 patent. In January 2002, the PTO began a reexamination of Unocal's '126 patent, and on June 26, 2002, issued a notice of rejection of all claims of the '126 patent. On July 3, 2002, the PTO began a second reexamination of the '393 patent. The PTO has not issued a final decision with respect to either patent. The three pending reexaminations could affect the scope and validity of the patents.

By agreement, the court stayed the patent lawsuit until September 30, 2002, and Valero will seek a further stay pending the outcome of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE  Litigation
Valero has been named as defendant in several cases alleging MTBE contamination in groundwater in New York, Texas and California. Complaints in four New York cases - including those in In re: MTBE Products Liability Litigation (formerly styled Berisha and O'Brien v. Amerada Hess Corporation, et al.), Case No. MDL 1358, Master File C.A. No. 1:00-1898 [SAS], United States District Court for the Southern District of New York - allege that the gasoline suppliers produced and/or distributed gasoline that is alleged to be defective because it contained MTBE. In In re: MTBE Products Liability Litigation, the plaintiffs sought to certify a class composed of private well owners with detectable levels of MTBE. On July 16, 2002, however, the court denied the plaintiffs' motion for class certification, thereby reducing the case to the claims of the few individual plaintiffs involved in the various consolidated actions. In two other New York cases, on July 31, 2002 and August 1, 2002, the trial judge granted Valero's motion to dismiss the lawsuits, upholding the defendants' argument that the plaintiffs' claims were preempted by the Congressional objectives of the Clean Air Act and the EPA's approval of the use of MTBE as an oxygenate.

County of Suffolk, et al. v. Atlantic Richfield Co. et al., United States District Court for the Eastern District of New York (filed May 6, 2002). Valero has been named but not served in a lawsuit filed by the Suffolk County Water Authority and the County of Suffolk, New York against several defendants including Valero. The complaint alleges MTBE contamination of the groundwater of Suffolk County and seeks money damages and cleanup of the groundwater.

The four Texas cases are based on the alleged discharge of gasoline into East Caddo Creek in Hunt County, Texas on March 9, 2000 when a pipeline belonging to Explorer Pipeline Company ruptured. Valero was named in City of Dallas v. Explorer Pipeline Company, Inc., Valero Energy Corporation, et al. (removed to the United States District Court for the Northern District of Texas from the 160th State District Court, Dallas County, Texas) and three related private landowner cases. In August 2002, Valero and representatives of the City of Dallas negotiated a settlement of the Explorer lawsuit on terms immaterial to Valero's results of operations and financial position. The settlement is subject to formal approval by the City, which is expected in the third quarter of 2002.

The three California cases are primarily based on a product liability/product defect theory, and are filed by local water providers, including the City of Santa Monica, the City of Dinuba and Fruitridge Vista Water Company. In the New York, Texas and California cases, the plaintiffs generally seek individual, unquantified compensatory and punitive damages and attorneys' fees.

Valero believes it is unlikely that the final outcome of any one of these claims or proceedings would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

Environmental Matters
EPA Region VI v. Diamond Shamrock Refining and Marketing Company (Albuquerque products terminal) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). In 1998, the EPA issued a notice of violation alleging noncompliance with certain Clean Air Act fuel loading procedures, inspection and leak detection requirements, record-keeping provisions, throughput limitations on certain tanks and VOC emissions limitations. Valero recently settled this matter with the EPA and the Department of Justice for an immaterial amount.

Bay Area Air Quality Management District (Benicia Refinery). Valero has received 15 violation notices (VNs) from the BAAQMD pertaining to Valero's Benicia Refinery. The VNs were issued primarily from April 11, 2002 through July 25, 2002. Five of the VNs relate to alleged excess emissions in connection with certain power failures at the refinery in the second quarter of 2002. The remaining VNs allege excess emissions from or equipment failures at various units at the refinery. No enforcement orders have been issued. Initial penalties of $277,000 have been proposed by the BAAQMD. Valero is negotiating with the BAAQMD to resolve these matters.

Colorado Department of Public Health and Environment (CDPHE) (Denver Refinery). An initial consent order was issued jointly by the CDPHE and EPA in 1989 to Colorado Refining Company (CRC), a wholly owned subsidiary of Valero, and Conoco to address groundwater contamination under the two parties' adjacent refining facilities in Colorado. In 1992, Conoco and CRC received a joint Notice of Additional Work requiring the companies to install interim measures to meet state groundwater standards at Sand Creek (down gradient from both refineries). In 1998, Conoco and CRC received duplicate orders from CDPHE and EPA to install new boundary controls at Sand Creek, evaluate the need for additional boundary controls and to recover free product under the refineries. CRC has conducted monitoring and other operations to comply with these orders. CRC expects that the CDPHE will issue a new order to CRC late in 2002 that will specify the installation requirements for a control system to contain groundwater at CRC's property boundary. Valero estimates that the boundary control (extraction, treatment and reinjection) system will cost approximately $3 million.

Michigan Department of Environmental Quality, et al. v. Imlay City Gas & Oil, Inc. and TPI Petroleum, Inc., 30th State Judicial Circuit Court, Ingham County, Michigan (filed June 28, 2002). This lawsuit is a civil action brought by the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality (MDEQ) to enforce an Administrative Order for Response Activity issued by the MDEQ. The Administrative Order requires the defendants to take specific actions to abate and remedy releases of alleged hazardous substances from a commercial petroleum dispensing station in Tuscola County, Michigan. The defendants are present and prior owners of the station. TPI Petroleum, Inc. (TPI) is a wholly owned subsidiary of Valero. TPI sold the station in 1993 to Imlay City Gas & Oil, Inc. (Imlay). The plaintiffs seek judicial enforcement of the Administrative Order and civil fines of up to $25,000 per day of noncompliance for alleged violations of the Order. Plaintiffs also seek reimbursement for the state's response activity costs and exemplary damages equal to three times the amount of these costs. Valero believes that most of the liability associated with this matter will be covered by Imlay's indemnification obligations under the agreement between TPI and Imlay for the sale of the station. Valero has filed a complaint against Imlay and its owner for indemnification.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last reported in Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). Valero received a Demand for Payment of Stipulated Penalties from NJDEP dated February 1, 2002 for alleged noncompliance with a prior Administrative Consent Order (the Demand). Valero recently resolved the Demand upon payment of a penalty to NJDEP of less than $100,000. In early 2002, Valero also received four Administrative Orders and Notices of Civil Administrative Penalty Assessments (Orders) from the NJDEP dated February 22, 2002, March 21, 2002, April 17, 2002 and April 19, 2002 for alleged noncompliance with certain NJDEP stack testing, air emission, nuisance, and record-keeping requirements. In the second quarter 2002, Valero also received an Order dated June 7, 2002 with similar allegations pertaining to the Paulsboro refinery's FCC Unit. The aggregate proposed penalties for the violations alleged in these Orders has been revised to approximately $159,400. Valero is negotiating with the NJDEP to resolve these issues.

Texas Natural Resource Conservation Commission (TNRCC) (Corpus Christi West Plant) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). Valero received notices of enforcement from the TNRCC on May 1, 2001; June 22, 2001; August 30, 2001; and December 7, 2001, for alleged noncompliance with certain TNRCC air upset, air emission and record-keeping requirements. After further investigation, the TNRCC is revising its proposed penalties for these matters, which Valero believes will be an amount less than $100,000.

TNRCC (Texas City Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). Valero previously reported receiving a notice of violation from the TNRCC in January 2002 regarding alleged violations of requirements for air quality at the Texas City refinery. Following a violation review meeting, the TNRCC formally rescinded the notice of violation from Valero's compliance history on March 15, 2002.

TNRCC (Three Rivers Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). A notice of enforcement from the TNRCC was issued on August 31, 2001 for alleged noncompliance with certain air upset/maintenance regulations and record-keeping requirements. After further review, the TNRCC determined that the alleged violations were not sufficiently serious in nature to warrant the immediate initiation of formal enforcement, and reduced the enforcement notice to a notice of violation. Valero does not expect the matter to result in potential monetary sanctions in excess of $100,000.

Item 4.   Submission of Matters to a Vote of Security Holders

Valero's annual meeting of stockholders was held May 9, 2002. Matters voted on at the meeting and the results thereof were as follows:

(i) a proposal to elect two Class I directors to serve until the 2004 annual meeting, four Class II directors to serve until the 2005 annual meeting, and one Class III director to serve until the 2003 annual meeting was approved as follows:

                                                  Affirmative        Abstentions
                                                  -----------        -----------
                 Class I Directors
         E. Glenn Biggs.....................      90,101,051          1,058,869
         Bob Marbut.........................      90,575,006            584,914

                 Class II Directors
         Ronald K. Calgaard.................      90,594,868            565,052
         William E. Greehey.................      90,595,090            564,830
         Susan Kaufman Purcell..............      90,102,325          1,057,595
         W.E. Bradford......................      90,098,434          1,061,486

                 Class III Director
         W.H. Clark.........................      90,598,143            561,777

(ii) a proposal to ratify the appointment of Ernst & Young LLP as independent public accountants to examine Valero's accounts for the year 2002 was approved as follows:

            Affirmative               Negative             Abstentions
            -----------               --------             -----------
             88,749,472              2,344,758                65,690

Directors whose terms of office continued after the annual meeting were:  Donald
M. Carlton, Jerry D. Choate, Robert G. Dettmer, Ruben M. Escobedo and William B. Richardson. Effective June 30, 2002, William B. Richardson resigned from the board to pursue the office of governor of New Mexico.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Exhibit  99.1  Certification  of William E. Greehey  Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2   Certification  of  John D. Gibbons  Pursuant to  18  U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.

     (i) On April 3, 2002, Valero filed an amendment on Form 8-K/A to its Current Report on Form 8-K dated March 12, 2002 (filed March 14, 2002) reporting
Item 4 (Changes in Registrant's Certifying Accountant) in connection with Valero's dismissal on March 12, 2002 of Arthur Andersen LLP and retention of Ernst & Young LLP as Valero's independent auditors for the fiscal year ending December 31, 2002. Financial statements were not filed with this report.

     (ii) On April 15, 2002, Valero filed a Current Report on Form 8-K dated April 10, 2002 reporting Item 5 (Other Events) in connection with Valero's execution of an underwriting agreement for the public offering of $300,000,000 aggregate principal amount of its 6 1/8% Notes due 2007, $750,000,000 aggregate principal amount of its 6 7/8% Notes due 2012 and $750,000,000 aggregate principal amount of its 7 1/2% Notes due 2032 (the Notes). The issuance and sale of the Notes closed on April 15, 2002. Financial statements were not filed with this report.

     (iii) On May 23, 2002, Valero filed pursuant to Regulation FD a Current Report on Form 8-K dated May 23, 2002 reporting Item 9 (Regulation FD Disclosure) furnishing a copy of the slide presentation made by Valero's management to attendees at the May 23, 2002 Refining & Marketing Conference in Quebec, Canada. Financial statements were not filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VALERO ENERGY CORPORATION
                                       (Registrant)


                                  By:   /s/ John D. Gibbons
                                        ----------------------------------
                                        John D. Gibbons
                                        Executive Vice President and Chief
                                           Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)




Date: August 13, 2002

                                                                    Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Valero Energy Corporation (the "Company") on Form 10-Q for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William E. Greehey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           /s/ William E. Greehey
     ------------------------------------
     William E. Greehey
     Chief Executive Officer
     August 13, 2002

                                                                    Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Valero Energy Corporation (the "Company") on Form 10-Q for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Gibbons, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           /s/ John D. Gibbons
     ------------------------------------
     John D. Gibbons
     Chief Financial Officer
     August 13, 2002