Form 10-Q
period 2002-09-30
VALERO ENERGY CORP/TX
filed 2002-11-13
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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



The number of shares of the registrant's only class of common stock, $0.01 par value, outstanding as of October 31, 2002 was 106,556,824.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                                         Page
 Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.......        3

   Consolidated Statements of Income for the Three and Nine Months
    Ended September 30, 2002 and 2001...............................................        4

   Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2002 and 2001...............................................        5

   Consolidated Statements of Comprehensive Income (Loss) for the
    Three and Nine Months Ended September 30, 2002 and 2001.........................        6

   Notes to Consolidated Financial Statements.......................................        7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................................       24

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................       44

 Item 4.  Controls and Procedures...................................................       49

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.........................................................       49

 Item 6.  Exhibits and Reports on Form 8-K..........................................       50

SIGNATURE...........................................................................       51

CERTIFICATIONS PURSUANT TO SECTION 302 OF
 THE SARBANES-OXLEY ACT OF 2002.....................................................       52

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                    September 30,     December 31,
                                                                        2002             2001
                                                                        ----             ----
                                                                    (Unaudited)         (Note 1)
                                    ASSETS
Current assets:
 Cash and temporary cash investments..............................  $    319.6        $    269.4
 Restricted cash..................................................        30.4              76.6
 Receivables, net.................................................     1,027.3             750.4
 Inventories......................................................     1,466.6           1,453.1
 Income taxes receivable..........................................         6.9             176.7
 Current deferred income tax assets...............................        81.1                 -
 Prepaid expenses and other current assets........................        77.0              85.6
 Assets held for sale.............................................           -           1,303.6
                                                                      --------          --------
   Total current assets...........................................     3,008.9           4,115.4
                                                                      --------          --------

Property, plant and equipment, at cost............................     8,564.5           8,154.6
Less accumulated depreciation.....................................    (1,160.5)           (937.3)
                                                                      --------          --------
  Property, plant and equipment, net..............................     7,404.0           7,217.3
                                                                      --------          --------

Goodwill..........................................................     2,619.3           2,210.5
Intangible assets, net............................................       353.4             366.7
Deferred charges and other assets, net............................       572.1             469.5
                                                                      --------          --------
    Total assets..................................................  $ 13,957.7        $ 14,379.4
                                                                      ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt............  $    266.0        $    505.7
 Payable to UDS shareholders......................................           -           2,055.2
 Accounts payable.................................................     1,445.5           1,369.8
 Accrued expenses.................................................       332.4             420.9
 Taxes other than income taxes....................................       288.5             320.2
 Current deferred income tax liabilities..........................           -              60.7
                                                                      --------          --------
   Total current liabilities......................................     2,332.4           4,732.5
                                                                      --------          --------

Long-term debt, less current portion..............................     4,425.6           2,517.4
                                                                      --------          --------
Capital lease obligations.........................................       291.0             287.9
                                                                      --------          --------
Deferred income tax liabilities...................................     1,453.4           1,388.1
                                                                      --------          --------
Other long-term liabilities.......................................       758.9             762.8
                                                                      --------          --------

Company-obligated preferred securities of subsidiary trusts.......       372.5             372.5
                                                                      --------          --------
Minority interest in consolidated partnership.....................       115.8             115.6
                                                                      --------          --------

Stockholders' equity:
  Common stock, $0.01 par value; 300,000,000 shares authorized;
    108,198,992 shares issued.....................................         1.1               1.1
  Additional paid-in capital......................................     3,437.5           3,468.6
  Treasury stock, at cost; 1,852,989 and 4,001,683 shares as of
    September 30, 2002 and December 31, 2001, respectively........       (74.5)           (149.6)
  Retained earnings...............................................       835.3             864.4
  Accumulated other comprehensive income..........................         8.7              18.1
                                                                      --------          --------
    Total stockholders' equity....................................     4,208.1           4,202.6
                                                                      --------          --------
    Total liabilities and stockholders' equity....................  $ 13,957.7        $ 14,379.4
                                                                      ========          ========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                                ------------                 ------------
                                                             2002           2001           2002          2001
                                                             ----           ----           ----          ----

Operating revenues...................................    $ 7,191.7      $ 3,858.7      $ 18,866.5     $ 12,127.1
                                                           -------        -------        --------       --------

Costs and expenses:
 Cost of sales.......................................      6,382.3        3,355.5        16,643.3       10,310.0
 Refining operating expenses.........................        334.8          216.0           973.3          631.1
 Retail selling expenses.............................        166.5            1.7           491.1            4.6
 Administrative expenses.............................         69.9           34.4           193.3          118.8
 Depreciation and amortization expense...............        107.9           62.7           334.9          172.9
                                                           -------        -------        --------       --------
  Total costs and expenses...........................      7,061.4        3,670.3        18,635.9       11,237.4
                                                           -------        -------        --------       --------

Operating income.....................................        130.3          188.4           230.6          889.7
Other income (expense), net..........................          6.4           (0.3)           11.3           (1.4)
Interest and debt expense:
  Incurred...........................................        (81.8)         (26.4)         (218.0)         (70.2)
  Capitalized........................................          3.9            2.5            13.2            7.1
Minority interest in net income of consolidated
  partnership........................................         (3.8)             -           (10.4)             -
Distributions on preferred securities
  of subsidiary trusts...............................         (7.5)          (3.3)          (22.5)         (10.0)
                                                           -------        -------        --------       --------
Income before income tax expense.....................         47.5          160.9             4.2          815.2
Income tax expense...................................         17.7           59.8             1.7          303.2
                                                           -------        -------        --------       --------

Net income...........................................    $    29.8      $   101.1      $      2.5     $    512.0
                                                           =======        =======        ========       ========


Earnings per common share............................       $ 0.28         $ 1.66          $ 0.02         $ 8.40
 Weighted average common shares outstanding
   (in millions).....................................        105.9           60.7           105.6           61.0

Earnings per common share
 - assuming dilution.................................       $ 0.27         $ 1.58          $ 0.02         $ 7.96
 Weighted average common equivalent shares
  outstanding (in millions)..........................        109.1           63.9           109.9           64.3

Dividends per share of common stock..................       $ 0.10         $ 0.08          $ 0.30         $ 0.24

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                           2002            2001
                                                                           ----            ----
Cash flows from operating activities:
Net income............................................................  $    2.5         $ 512.0
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense..............................     334.9           172.9
   Noncash interest expense and other income, net.....................       4.2             9.0
   Minority interest in net income of consolidated partnership........      10.4               -
   Deferred income tax expense (benefit)..............................     (34.7)          173.9
   Changes in current assets and current liabilities..................    (176.2)         (145.2)
   Changes in deferred charges and credits and other, net.............     (73.5)          (22.8)
                                                                         -------           -----
    Net cash provided by operating activities.........................      67.6           699.8
                                                                         -------           -----

Cash flows from investing activities:
 Capital expenditures.................................................    (483.0)         (228.6)
 Deferred turnaround and catalyst costs...............................    (138.6)         (115.1)
 Proceeds from liquidation of investment in Diamond-Koch..............     300.9               -
 Proceeds from disposition of Golden Eagle Business...................     925.0               -
 Capital expenditures, deferred turnaround costs and other cash
  flows related to assets held for sale...............................    (183.5)              -
 Purchase of inventories in connection with El Paso acquisition.......         -          (108.6)
 Huntway acquisition, net of cash acquired............................         -           (75.7)
 Earn-out payments in connection with acquisitions....................     (23.9)          (35.0)
 Investment in joint ventures.........................................     (10.3)              -
 Other investing activities, net......................................      10.5            (1.2)
                                                                         -------           -----
    Net cash provided by (used in) investing activities...............     397.1          (564.2)
                                                                         -------           -----

Cash flows from financing activities:
 Cash payment to UDS shareholders in connection with
   UDS Acquisition....................................................  (2,055.2)              -
 Increase (decrease) in short-term debt, net..........................      61.0           (27.0)
 Long-term debt borrowings, net of issuance costs.....................   3,316.4            18.1
 Long-term debt repayments............................................  (1,725.2)          (18.5)
 Issuance of common stock in connection
   with employee benefit plans........................................      71.9            27.6
 Common stock dividends...............................................     (31.6)          (14.6)
 Purchase of treasury stock...........................................     (44.7)          (44.6)
 Payment of cash distributions to minority interest in
   consolidated partnership...........................................     (10.2)              -
                                                                         -------           -----
     Net cash used in financing activities............................    (417.6)          (59.0)
                                                                         -------           -----
Effect of foreign exchange rate changes on cash.......................       3.1               -
                                                                         -------           -----
Net increase in cash and temporary cash investments...................      50.2            76.6
Cash and temporary cash investments at beginning of period............     269.4            14.6
                                                                         -------           -----
Cash and temporary cash investments at end of period..................  $  319.6         $  91.2
                                                                         =======           =====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Millions of Dollars)
                                   (Unaudited)

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                     ------------               ------------
                                                                    2002       2001          2002           2001
                                                                    ----       ----          ----           ----

Net income....................................................    $ 29.8     $ 101.1       $  2.5         $ 512.0
                                                                    ----       -----         ----           -----
Other comprehensive income (loss):
 Foreign currency translation adjustment......................     (31.3)          -          7.3               -
                                                                    ----       -----         ----           -----

 Net gain (loss) on derivative  instruments
  designated and qualifying as cash flow hedges:
     Statement No. 133 transition adjustment,
       net of income tax expense of $15.2.....................         -           -            -            28.3
     Net gain (loss) arising during the period,
      net of income tax (expense) benefit of
      $(7.2), $9.1, $(37.4) and $12.3.........................      13.4       (16.9)        69.4           (22.8)
     Net (gain) loss reclassified into income,
      net of income tax expense (benefit) of
      $32.8, $(8.6), $46.4 and $(12.6)........................     (60.9)       16.0        (86.1)           23.3
                                                                    ----       -----         ----           -----
 Net gain (loss) on cash flow hedges..........................     (47.5)       (0.9)       (16.7)           28.8
                                                                    ----       -----         ----           -----

Comprehensive income (loss)...................................    $(49.0)    $ 100.2       $ (6.9)        $ 540.8
                                                                    ====       =====         ====           =====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. Valero, an independent refining and marketing company, owns and operates 12 refineries in the United States and Canada with a combined throughput capacity of approximately 1.9 million barrels per day. Valero markets refined products through a network of approximately 4,200 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's operations are affected by:
     o company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
     o seasonal factors, such as the demand for refined products during the summer driving season and heating oil during the winter season; and
     o industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

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

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2002 presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by United States generally accepted accounting principles for complete consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto included in Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 142
Effective January 1, 2002, Valero adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," issued by

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
the Financial Accounting Standards Board (FASB). This statement, which supercedes APB Opinion No. 17, "Intangible Assets," provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Statement No. 142 provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Additionally, the statement requires certain disclosures about goodwill and other intangible assets subsequent to their acquisition, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

Goodwill and other intangible assets acquired in connection with the acquisition of Ultramar Diamond Shamrock Corporation (UDS) (see Note 3) are accounted for in accordance with the provisions of Statement No. 142.

Valero did not have goodwill prior to July 1, 2001 (the date that amortization of goodwill ceased for new acquisitions under Statement No. 142) but did have finite-lived intangible assets that were amortized over their useful lives. The useful lives of those previously recognized intangible assets were reassessed using the guidance in Statement No. 142; however, no adjustment to the remaining amortization periods was necessary. Therefore, there was no impact to Valero's financial position or results of operations as a result of the adoption of this statement.

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

As of December 31, 2001, Valero classified certain long-lived assets held for disposal as assets held for sale (see Note 6). Since these assets were committed to be disposed of under a plan established prior to the adoption of Statement No. 144, they were accounted for in accordance with Statement No. 121, APB Opinion No. 30 and other relevant pronouncements that preceded Statement No. 144.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FASB Statement No. 145
In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement:
     o rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
     o rescinds Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,"
     o rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and
     o amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.
This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Valero adopted the provisions of this statement effective May 15, 2002, except for the provision to rescind Statement No. 4, which must be adopted no later than January 1, 2003. There was no impact to Valero's financial position or results of operations as a result of adopting this statement and no impact is expected from adopting the provision to rescind Statement No. 4.

FASB Statement No. 146
In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Valero will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit or disposal plan.

EITF Issue No. 02-3
In October 2002, the EITF reached a consensus on certain issues in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Consensus was reached on two issues:
     o EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," is rescinded and mark-to-market accounting for energy trading contracts that are not derivatives is precluded, and
     o gains and losses (realized and unrealized) on all derivative instruments should be shown net in the statement of income, whether or not settled physically, if the derivative instruments are held for trading purposes.

The rescission of EITF Issue No. 98-10 is effective for all new contracts entered into after October 25, 2002. The net reporting requirement for derivative instruments held for trading purposes is effective for Valero's financial statements issued for fiscal years commencing January 1, 2003. The impact to Valero's results of operations as a result of implementing this consensus is currently being evaluated but is not expected to be material.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

Huntway Refining Company
Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California (Huntway Acquisition). Huntway owned and operated two California refineries, at Benicia and Wilmington, respectively, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $76 million.

El Paso Refinery and Related Refined Product Logistics Business
Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related refined product logistics business (El Paso Acquisition) through capital lease agreements entered into with certain wholly owned subsidiaries of El Paso Corporation. The lease agreements are for a term of 20 years and provide for Valero to make annual lease payments of $18.5 million for the first two years and increased amounts thereafter. Valero has an option to purchase the facilities for approximately $294 million at the end of the second year of the lease, and for increasing amounts in each succeeding year through the end of the lease term. As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities.

Purchase Price Allocations for Acquisitions in 2001
The UDS, Huntway and El Paso Acquisitions were accounted for using the purchase method. The purchase price for each acquisition was initially allocated based on the estimated fair values of the individual assets and liabilities at the date of acquisition based on each asset's anticipated contribution to the enterprise, pending the completion of independent appraisals and other evaluations performed on the same basis. During the second quarter of 2002, independent appraisals for the Huntway and El Paso Acquisitions, and a final allocation of the purchase price for those acquisitions, were completed, and no significant adjustments to the initial allocation were necessary. For the UDS Acquisition, the purchase price exceeded the estimated fair values of the net assets acquired; the excess was recorded as goodwill.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Subsequent adjustments to the preliminary purchase price allocation for the UDS Acquisition through September 30, 2002 were as follows (in millions):

        Current assets, excluding assets held for sale...   $ (15.7)
        Assets held for sale.............................    (204.6)
        Property, plant and equipment....................     (43.3)
        Goodwill.........................................     378.9
        Deferred charges and other assets, net...........     (40.5)
        Current liabilities, less current portion
         of long-term debt and advance from Valero.......     (24.0)
        Other long-term liabilities......................     (43.1)
        Deferred income tax liabilities..................      (7.7)

The change in assets held for sale was due primarily to a reallocation of Valero's purchase price of UDS resulting from the difference between the net cash received by Valero for assets held for sale and the amount recorded as assets held for sale as of December 31, 2001 (see Note 6).

The operating results of the Huntway and El Paso Acquisitions are included in the Consolidated Statements of Income beginning June 1, 2001. The operating results of the UDS Acquisition are included in the Consolidated Statements of Income beginning January 1, 2002.

Pro Forma Financial Information
The following unaudited pro forma financial information for the nine months ended September 30, 2001 assumes that the UDS, Huntway and El Paso Acquisitions occurred at the beginning of 2001. The effect of the UDS Acquisition included in this pro forma financial information assumes:
     o the Golden Eagle Business, as described and defined in Note 6, was sold as of the beginning of 2001;
     o approximately $795 million of the cash proceeds from the sale of the Golden Eagle Business was used to pay down debt; and
     o    approximately $130 million of the cash proceeds was used to repurchase
          2.9 million shares of common stock at $44.99 per share.

This pro forma information is not necessarily indicative of the results of future operations (in millions, except per share amounts).

                                                          Nine Months Ended
                                                          September 30, 2001
                                                          ------------------

   Operating revenues.................................        $ 21,843.1
   Operating income...................................           1,712.3
   Net income.........................................             925.9
   Earnings per common share..........................              8.91
   Earnings per common share - assuming dilution......              8.51

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4. RESTRICTED CASH

Restricted cash as of September 30, 2002 and December 31, 2001 included cash held in trust related to change-in-control payments to be made to UDS officers and key employees in connection with the UDS Acquisition, and cash restricted for use for environmental remediation costs related to the Alma Refinery that was shut down by UDS in 1999. During the first nine months of 2002, $46.4 million was paid to UDS officers and key employees in connection with the UDS Acquisition.

5. INVENTORIES

Inventories were as follows (in millions):

                                              September 30,         December 31,
                                                  2002                 2001
                                                  ----                 ----

   Refinery feedstocks..................      $   509.3             $   513.4
   Refined products and blendstocks.....          742.0                 727.8
   Convenience store merchandise........           87.3                  87.9
   Materials and supplies...............          128.0                 124.0
                                                -------               -------
     Inventories........................      $ 1,466.6             $ 1,453.1
                                                =======               =======

As of September 30, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $553 million. As of December 31, 2001, the replacement cost of LIFO inventories approximated their carrying value.

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

These assets and their related operations were referred to as the Golden Eagle Business and included:
o the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area and all tangible assets used in the operation of the refinery including docks, tanks and pipelines;
o the wholesale marketing business generally associated with the Golden Eagle Refinery production, which included sales primarily to unbranded customers located in the northern half of California and Reno, Nevada; and
o 70 Beacon- and Ultramar-branded convenience stores located in Northern California, including land, buildings, pump equipment, underground storage tanks and various store equipment.

Assets held for sale as of December 31, 2001 included the amount expected to be realized from the disposition of the Golden Eagle Business. The amount recorded was based on an agreement for the sale of the Golden Eagle Business to Tesoro Refining and Marketing Company (Tesoro) discussed below and expected cash flows from operations of the Golden Eagle Business from January 1, 2002 through the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES anticipated date of sale. Pursuant to the sale agreement, Valero agreed to sell the Golden Eagle Business to Tesoro for $1.075 billion, which included an estimated $130 million for refinery feedstock and refined product inventories.

On May 17, 2002, the sale of the Golden Eagle Business was completed. Valero received cash proceeds of $925 million and two ten-year junior subordinated notes with face amounts totaling $150 million as follows:
o a $100 million note, due July 17, 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and
o a $50 million note, due July 17, 2012, which bears no interest during the first year and bears interest at approximately 7.5% for years two through ten.
The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represented Valero's best estimate of the fair value of the notes at the closing date of the sale. The discount is being amortized over the life of the notes and is reported as interest income in other income (expense), net in the Consolidated Statements of Income. The notes receivable are included in Valero's Consolidated Balance Sheet in deferred charges and other assets, net.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

7. INTANGIBLE ASSETS

Intangible assets were as follows (in millions):

                                                            September 30, 2002                      December 31, 2001
                                                       -----------------------------          ----------------------------
                                                         Gross           Accumulated          Gross            Accumulated
                                                          Cost          Amortization           Cost           Amortization
                                                          ----          ------------           ----           ------------
Intangible assets subject to amortization:
  Customer lists...................................    $  90.2           $ (4.5)            $  90.0             $    -
  U.S. retail intangible assets....................       77.2            (12.3)               77.2               (6.5)
  Air emission credits.............................       50.0             (3.4)               50.0                  -
  Pension benefits.................................       32.8             (1.9)               32.8                  -
  Royalties and licenses...........................       35.4             (8.3)               32.3               (7.0)
                                                         -----             ----               -----               ----
   Intangible assets subject to amortization.......      285.6           $(30.4)              282.3             $(13.5)
                                                                           ====                                   ====
Intangible assets not subject to amortization:
  Trade name - Canadian retail operations..........       98.2                                 97.9
                                                         -----                                -----
        Total......................................    $ 383.8                              $ 380.2
                                                         =====                                =====

Amortization expense for intangible assets subject to amortization was $16.9 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. The estimated aggregate amortization expense for the years ending December 31, 2002 through 2006 is approximately $23 million per year for each of the next five years.

8. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (in millions):

  Balance as of December 31, 2001..............................    $ 2,210.5
   Adjustments to purchase price allocation
    related to the UDS Acquisition (see Note 3)................        378.9
   Earn-out payments in connection with
    other acquisitions.........................................         29.9
                                                                     -------
  Balance as of September 30, 2002.............................    $ 2,619.3
                                                                     =======

As of December 31, 2001, goodwill by reportable segments was not available because the UDS Acquisition was not completed until December 31, 2001. As of September 30, 2002, a preliminary allocation of goodwill among reportable segments was completed using a preliminary purchase price allocation for the UDS Acquisition, and all of the goodwill was allocated to the refining segment.

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

On April 15, 2002, Valero sold $1.8 billion of notes as follows:
     o    $300 million of 6.125% Senior Notes due April 15, 2007,
     o    $750 million of 6.875% Senior Notes due April 15, 2012, and
     o    $750 million of 7.5% Senior Notes due April 15, 2032.
Proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition and reduce borrowings under Valero's revolving bank credit facilities.

On July 1, 2002, $275 million of 8.625% guaranteed notes and related interest rate swaps with a notional amount of $200 million matured. Valero refinanced the debt in July 2002 with borrowings under its revolving bank credit facilities.

On July 15, 2002, Valero Logistics Operations, L.P., a subsidiary of Valero L.P., completed the sale of $100 million of 6.875% senior notes, which mature on July 15, 2012. Proceeds from the offering were used to reduce borrowings under Valero Logistics Operations, L.P.'s revolving credit facility and for general corporate purposes.

On September 20, 2002, Valero amended its interest coverage ratio covenant in its 364-day and five-year $750 million revolving bank credit facilities. The amendment provides that Valero's trailing four-quarter coverage ratio must not be less than:
     o 2.4 times for the fourth quarter of 2002 and the first quarter of 2003,
     o    2.5 times for the second, third and fourth quarters of 2003, and
     o    2.75 times thereafter.
Valero has various other credit facilities that contain this covenant, and those facilities have also been amended accordingly.

10. STOCKHOLDERS' EQUITY

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the nine months ended September 30, 2002 and 2001, Valero repurchased shares of its common stock under these programs at a cost of $44.7 million and $44.6 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

11. EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                              ------------           ------------
                                                            2002        2001       2002         2001
                                                            ----        ----       ----         ----
  Earnings per Common Share:
   Net income applicable to common shares.............    $ 29.8     $ 101.1     $  2.5       $ 512.0
                                                            ====       =====        ===         =====

   Weighted-average common shares outstanding.........     105.9        60.7      105.6          61.0
                                                           =====        ====      =====          ====


   Earnings per common share..........................    $ 0.28      $ 1.66     $ 0.02        $ 8.40
                                                            ====        ====       ====          ====

  Earnings per Common Share - Assuming Dilution:
   Net income available to
    common equivalent shares..........................    $ 29.8     $ 101.1      $ 2.5       $ 512.0
                                                            ====       =====        ===         =====

   Weighted-average common shares outstanding.........     105.9        60.7      105.6          61.0
   Effect of dilutive securities:
     Stock options....................................       2.0         1.8        3.1           1.9
     Performance awards and other benefit plans.......       1.2         1.0        1.2           1.0
     PEPS Units.......................................         -         0.4          -           0.4
                                                           -----        ----      -----          ----
   Weighted-average common equivalent
    shares outstanding................................     109.1        63.9      109.9          64.3
                                                           =====        ====      =====          ====

   Earnings per common share
    - assuming dilution...............................    $ 0.27     $  1.58     $ 0.02        $ 7.96
                                                            ====        ====       ====          ====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

12. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

                                                     Nine Months Ended September 30,
                                                     ------------------------------
                                                          2002            2001
                                                          ----            ----

Decrease (increase) in current assets:
  Restricted cash..................................    $   46.2      $      -
  Receivables, net.................................      (270.3)       (159.1)
  Inventories......................................       (12.6)        (37.1)
  Income taxes receivable..........................       156.7             -
  Prepaid expenses and other current assets........       (12.6)         15.2
Increase (decrease) in current liabilities:
  Accounts payable.................................        70.7         (84.8)
  Accrued expenses.................................      (122.3)         40.4
  Taxes other than income taxes....................       (32.0)          3.7
  Income taxes payable.............................           -          76.5
                                                          -----         -----
Changes in current assets and current liabilities..    $ (176.2)     $ (145.2)
                                                          =====         =====

These changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons. The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt. Also excluded from the table above are the current assets and current liabilities acquired in connection with the Huntway and El Paso Acquisitions in 2001, which are reflected separately in the Consolidated Statements of Cash Flows, and the effect of certain noncash investing activities discussed below. In addition, certain differences between balance sheet changes and the cash flow changes reflected above result from translating foreign currency denominated cash flows and balance sheets at different exchange rates.

Noncash investing activities for the nine months ended September 30, 2002 included:
o the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;
o the receipt of $150 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and
o various adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Huntway, El Paso and UDS Acquisitions.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Noncash investing and financing activities for the nine months ended September 30, 2001 included:
o increases to property, plant and equipment, other long-term liabilities and capital lease obligations resulting from the El Paso Acquisition and
o an increase to property, plant and equipment resulting from the accrual of a $20 million earn-out contingency payment made to Exxon Mobil Corporation in October 2001 in connection with Valero's 1998 acquisition of the Paulsboro Refinery.

Cash flows related to interest and income taxes were as follows (in millions):

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                     2002             2001
                                                     ----             ----

  Interest paid (net of amount capitalized)...     $ 143.6          $ 49.7
  Income taxes paid...........................        22.4            54.8
  Income tax refunds received.................       142.7             2.0

13. PRICE RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:
o changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);
o changes in cash flows of certain forecasted transactions such as forecasted feedstock purchases, natural gas purchases and refined product sales (cash flow hedges); and,
o price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).
In addition, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

Interest Rate Risk
Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements, which have been designated and qualify as fair value hedging instruments, are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate.

During September 2002, Valero entered into two interest rate cash flow hedges, each with a notional amount of $250 million. As of September 30, 2002, these agreements had a negative fair value of $9.9 million, the after-tax effect of which was included in accumulated other comprehensive income in the Consolidated Balance Sheet.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Foreign Currency Risk
Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. These contracts mature annually at various amounts from 2003 through 2007. As of September 30, 2002, these contracts had a fair value of $8.4 million. The gain recognized in income on these contracts, which was $14.5 million and $8.4 million for the three months and nine months ended September 30, 2002, respectively, was substantially offset by a loss of $11.7 million and $4.6 million, respectively, recognized in income from the effect of the exchange rate fluctuation on the hedged investment for the three-month and nine-month periods.

Certain Financial Statement Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                  2002      2001           2002         2001
                                  ----      ----           ----         ----

  Fair value hedges........     $ 2.5     $ 9.8          $  5.5       $  3.4
  Cash flow hedges.........       8.2       0.6            20.6        (15.3)


The above amounts were included in cost of sales in the Consolidated Statements of Income. No component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income in the Consolidated Balance Sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in accumulated other comprehensive income as of September 30, 2002 that is expected to be reclassified into income within the next 12 months is $8.5 million. As of September 30, 2002, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was seven years, with the majority of the transactions maturing in less than one year.

Market and Credit Risk
Valero's price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. Valero closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by its Board of Directors. Market risks are monitored by a risk control group to ensure compliance with Valero's stated risk management policy. Concentrations of customers in the refining industry may impact Valero's overall exposure to credit risk, in that

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES these customers may be similarly affected by changes in economic or other conditions. Valero believes that its counterparties will be able to satisfy their obligations under their price risk management contracts with Valero.

14. SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero had one reportable segment, the refining and marketing of refined products. Beginning January 1, 2002, Valero has two reportable segments, refining and retail, because of Valero's acquisition of UDS on December 31, 2001, and its significant retail operations. Valero's refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category. Segment information for the three months and nine months ended September 30, 2001 have been restated to conform to the 2002 reportable segment presentation.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.


                                                   Refining       Retail         Corporate       Total
                                                   --------       ------         ---------       -----
                                                                     (in millions)

Three months ended September 30, 2002:
Operating revenues from external customers.....   $ 5,862.3    $ 1,329.4         $     -      $ 7,191.7
Intersegment revenues..........................       573.5            -               -          573.5
Operating income (loss)........................       169.1         31.0           (69.8)         130.3

Three months ended September 30, 2001:
Operating revenues from external customers.....     3,847.1         11.6               -        3,858.7
Intersegment revenues..........................         7.1            -               -            7.1
Operating income (loss)........................       224.5          0.6           (36.7)         188.4

Nine months ended September 30, 2002:
Operating revenues from external customers.....    15,037.6      3,828.9               -       18,866.5
Intersegment revenues..........................     1,771.5            -               -        1,771.5
Operating income (loss)........................       356.0         81.8          (207.2)         230.6

Nine months ended September 30, 2001:
Operating revenues from external customers.....    12,093.0         34.1               -       12,127.1
Intersegment revenues..........................        21.8            -               -           21.8
Operating income (loss)........................     1,014.4          0.6          (125.3)         889.7

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities, were as follows (in millions):

        Balance as of December 31, 2001........................     $ 173.8
         Additions to accrual, net.............................         1.0
         Payments, net of third-party recoveries...............       (15.9)
                                                                      -----
        Balance as of September 30, 2002.......................     $ 158.9
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

16. LITIGATION AND CONTINGENCIES

Unocal
On January 22, 2002, Union Oil Company of California (Unocal) filed a patent infringement lawsuit against Valero in California federal court. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. The Federal Trade Commission has begun an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). The FTC could potentially issue an injunction against Unocal's enforcement of its patents as a result of the FTC investigation. Each of the '393 and '126 patents is subject to reexamination by the PTO. This year, the PTO issued a notice of rejection of all claims of each of these patents, but the PTO has not issued a final decision with respect to either patent. The pending reexaminations could affect the scope and validity of the patents. The patent lawsuit is presently stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero has been named as a defendant in various cases alleging MTBE contamination in groundwater in New York, Texas and California. The plaintiffs generally allege that refiners and manufacturers of gasoline containing MTBE are liable for manufacturing a defective product. The New York and Texas cases have been either dismissed or settled or are deemed immaterial. In California, the lawsuits have been filed by local water providers, including the City of Santa Monica, the City of Dinuba and Fruitridge Vista Water Company. These cases are primarily based on a product liability/product defect theory and seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these claims or proceedings would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

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

17. SUBSEQUENT EVENTS

In connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, under which Valero could sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third-party financial institution. Valero also had an existing accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $150 million of eligible trade accounts receivable. On October 8, 2002, Valero renewed and amended its agreement to, among other things, increase the size of its facility from $150 million to $250 million, incorporate credit card receivables into the program and extend the maturity date to October 2005. The assumed UDS facility was terminated in connection with the renewal and amendment of the Valero facility.

On October 18, 2002, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable December 11, 2002 to holders of record as of the close of business on November 13, 2002.

On October 21, 2002, Valero L.P. declared a quarterly partnership distribution of $0.70 per unit payable on November 14, 2002 to unitholders of record on November 1, 2002. The total distribution is expected to be approximately $14.1 million of which approximately $3.6 million is payable to minority unitholders.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

During October 2002, Valero entered into several fixed-to-floating interest rate swaps, which have been designated and qualify as fair value hedging instruments, totaling $350 million in order to manage interest costs on its outstanding debt. The following table summarizes the terms of the interest rate swap agreements:

                                                    Year of Maturity
                                                    ----------------
                                                 2006               2007
                                                 ----               ----

  Notional amount (in millions)............    $ 125.0             $ 225.0
  Weighted average fixed rate
   to be received..........................      7.375%             6.125%
  Weighted average floating rate            6-Month LIBOR       6-Month LIBOR
   to be paid...............................     + 3.854%           + 2.453%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading "Results of Operations - Outlook," contains certain estimates, predictions, projections, assumptions and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

     o the effect of Valero's acquisition of UDS on Valero's business, results of operations and financial position;
     o    future refining margins, including gasoline and heating oil margins;
     o future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
     o expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
     o    anticipated levels of crude oil and refined product inventories;
     o Valero's anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of these capital investments on Valero's results of operations;
     o anticipated trends in the supply and demand for crude oil feedstocks and refined products in the United States, Canada and elsewhere;
     o    expectations regarding environmental and other regulatory initiatives;
          and
     o the effect of general economic and other conditions on refining and retail industry fundamentals.

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

     o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;
     o changes in the cost or availability of transportation for feedstocks and refined products;
     o the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
     o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
     o earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of feedstocks and refined products;
     o rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
     o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;
     o changes in the credit ratings assigned to Valero's debt securities and trade credit;
     o    changes  in the  value of the  Canadian  dollar  relative  to the U.S.
          dollar;
     o    overall  economic   conditions;   and
     o other economic, business, competitive and/or regulatory factors that may affect Valero's business generally as described in Valero's filings with the SEC.

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

                              RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

      Financial Highlights (millions of dollars, except per share amounts)

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                 2002(a)        2001(a)        Change
                                                                 -------        -------        ------
Operating revenues..........................................  $ 7,191.7      $ 3,858.7       $ 3,333.0

Cost of sales...............................................   (6,382.3)      (3,355.5)       (3,026.8)
Refining operating expenses:
 Cash (fixed and variable)..................................     (334.8)        (216.0)         (118.8)
 Depreciation and amortization..............................      (97.2)         (60.1)          (37.1)
Retail selling expenses:
 Cash.......................................................     (166.5)          (1.7)         (164.8)
 Depreciation and amortization..............................      (10.7)          (0.3)          (10.4)
Administrative expenses:
 Cash.......................................................      (69.9)         (34.4)          (35.5)
 Depreciation and amortization..............................          -           (2.3)            2.3
                                                                -------        -------         -------
Operating income............................................      130.3          188.4           (58.1)
Other income (expense), net.................................        6.4           (0.3)            6.7
Interest and debt expense, net..............................      (77.9)         (23.9)          (54.0)
Minority interest in net income of consolidated
 partnership................................................       (3.8)           -              (3.8)
Distributions on preferred securities of subsidiary trusts..       (7.5)          (3.3)           (4.2)
Income tax expense..........................................      (17.7)         (59.8)           42.1
                                                                -------        -------         -------
   Net income ..............................................  $    29.8      $   101.1       $   (71.3)
                                                                =======        =======         =======

Earnings per common share - assuming dilution...............     $ 0.27         $ 1.58         $ (1.31)

Earnings before interest, taxes, depreciation and
 amortization (EBITDA)(b)...................................    $ 230.8        $ 247.5         $ (16.7)

Ratio of EBITDA to interest incurred (b)....................        2.8x           9.4x           (6.6)x

--------------------------------------------------------------------------------
The following notes relate to references on pages 26 through 29.

(a) The third quarter of 2002 includes the operations of UDS while the third quarter of 2001 does not include the operations of UDS since the acquisition did not occur until December 31, 2001.
(b) EBITDA represents pre-tax income plus net interest expense and depreciation and amortization expense, reduced by noncash interest income related to the amortization of the discount on the notes receivable from Tesoro. EBITDA is a measure of performance that is not defined by generally accepted accounting principles, and therefore the above calculation of EBITDA may not be consistent with similar calculations performed by other companies.
(c) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(d) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                              Operating Highlights

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                               2002(a)      2001(a)       Change
                                                               ------       ------        ------

Refining:
Operating income.........................................      $ 169.1     $ 224.5      $ (55.4)
Throughput volumes (thousand barrels per day)............        1,604       1,013          591
Average throughput margin per barrel.....................      $  4.08     $  5.37      $ (1.29)
Operating costs per barrel:
 Cash (fixed and variable)...............................      $  2.27     $  2.32      $ (0.05)
 Depreciation and amortization...........................         0.66        0.62         0.04
                                                                  ----        ----         ----
  Total operating costs per barrel.......................      $  2.93     $  2.94      $ (0.01)
                                                                  ====        ====         ====

Charges:
 Crude oils:
   Sour..................................................           44%         61%         (17)%
   Sweet.................................................           35          10           25
                                                                   ---         ---          ---
    Total crude oils.....................................           79          71            8
 Residual fuel oil.......................................            6          10           (4)
 Other feedstocks and blendstocks........................           15          19           (4)
                                                                   ---         ---          ---
  Total charges..........................................          100%        100%           -%
                                                                   ===         ===          ===

Yields:
 Gasolines and blendstocks...............................           55%         52%           3%
 Distillates.............................................           27          26            1
 Petrochemicals..........................................            3           3            -
 Lubes and asphalts......................................            5           5            -
 Other products..........................................           10          14           (4)
                                                                   ---         ---          ---
  Total yields...........................................          100%        100%           -%
                                                                   ===         ===          ===

Retail - U.S.:
Operating income.........................................       $ 18.0       $ 0.6       $ 17.4
Company-operated fuel sites (average)....................        1,322          11        1,311
Fuel volumes (gallons per day per site)..................        4,491       6,919       (2,428)
Fuel margin (per gallon).................................      $ 0.124     $ 0.341     $ (0.217)
Merchandise sales (in millions)..........................      $ 263.0       $ 1.0      $ 262.0
Merchandise margin (percentage of sales).................         27.9%       31.6%        (3.7)%
Margin on miscellaneous sales (in millions)..............       $ 10.5        $  -       $ 10.5
Selling expenses (per gallon)............................      $ 0.233     $ 0.241     $ (0.008)

Retail - Northeast:
Operating income.........................................       $ 13.0         N/A
Fuel volumes (thousand gallons per day)..................        3,097         N/A
Fuel margin (per gallon).................................      $ 0.165         N/A
Merchandise sales (in millions)..........................       $ 27.9         N/A
Merchandise margin (percentage of sales).................         22.7%        N/A
Margin on miscellaneous sales (in millions)..............        $ 3.9         N/A
Selling expenses (per gallon)............................      $ 0.137         N/A

                   Refining Operating Highlights by Region (c)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                          2002(a)      2001(a)     Change
                                                          ------       ------      ------

Gulf Coast:
Throughput volumes (thousand barrels per day)..........      678          667            11
Average throughput margin per barrel...................   $ 4.80       $ 4.86       $ (0.06)
Operating costs per barrel:
 Cash (fixed and variable).............................   $ 2.47       $ 2.11       $  0.36
 Depreciation and amortization.........................     0.76         0.66          0.10
                                                            ----         ----          ----
  Total operating costs per barrel.....................   $ 3.23       $ 2.77       $  0.46
                                                            ====         ====          ====

Mid-Continent:
Throughput volumes (thousand barrels per day)..........      272          N/A
Average throughput margin per barrel...................   $ 4.18          N/A
Operating costs per barrel:
 Cash (fixed and variable).............................   $ 1.95          N/A
 Depreciation and amortization.........................     0.55          N/A
                                                            ----
  Total operating costs per barrel.....................   $ 2.50          N/A
                                                            ====

Northeast:
Throughput volumes (thousand barrels per day)..........      351          169           182
Average throughput margin per barrel...................   $ 2.78       $ 3.65        $(0.87)
Operating costs per barrel:
 Cash (fixed and variable).............................   $ 1.55       $ 2.17        $(0.62)
 Depreciation and amortization.........................     0.47         0.57         (0.10)
                                                            ----         ----          ----
  Total operating costs per barrel.....................   $ 2.02       $ 2.74        $(0.72)
                                                            ====         ====          ====

West Coast:
Throughput volumes (thousand barrels per day)..........      303          177           126
Average throughput margin per barrel...................   $ 3.86       $ 8.66        $(4.80)
Operating costs per barrel:
 Cash (fixed and variable).............................   $ 2.95       $ 3.24        $(0.29)
 Depreciation and amortization.........................     0.73         0.55          0.18
                                                            ----         ----          ----
  Total operating costs per barrel.....................   $ 3.68       $ 3.79        $(0.11)
                                                            ====         ====          ====

     Average Market Reference Prices and Differentials (dollars per barrel)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                         2002(a)        2001(a)        Change
                                                         ------         ------         ------

Feedstocks:
   West Texas Intermediate (WTI) crude oil.............   $28.32        $26.69         $ 1.63
   WTI less sour crude oil at U.S. Gulf Coast (d)......   $ 2.42        $ 4.37         $(1.95)
   WTI less Alaska North Slope (ANS) crude oil.........   $ 1.00        $ 2.67         $(1.67)

Products:
   U.S. Gulf Coast:
     Conventional 87 gasoline less WTI.................   $ 3.71        $ 3.98         $(0.27)
     No. 2 fuel oil less WTI...........................   $ 0.95        $ 2.87         $(1.92)
     Propylene less WTI................................   $ 1.72        $(2.56)        $ 4.28
   U.S. Mid-Continent:
     Conventional 87 gasoline less WTI.................   $ 5.79        $ 9.35         $(3.56)
     Low-sulfur diesel less WTI........................   $ 3.89        $ 8.50         $(4.61)
   U.S. East Coast:
     Conventional 87 gasoline less WTI.................   $ 4.01        $ 4.27         $(0.26)
     No. 2 fuel oil less WTI...........................   $ 1.79        $ 3.44         $(1.65)
     Lube oils less WTI................................   $17.99        $25.67         $(7.68)
   U.S. West Coast:
     CARB 87 gasoline less ANS.........................   $ 8.83        $13.76         $(4.93)
     Low-sulfur diesel less ANS........................   $ 5.49        $ 9.32         $(3.83)

General

Valero reported net income for the third quarter of 2002 of $29.8 million, or $0.27 per share, compared to net income of $101.1 million, or $1.58 per share, in the third quarter of 2001.

Operating revenues increased 86% in the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of operations acquired in the UDS Acquisition, attributable to both additional throughput volumes from the refinery operations and additional revenues generated from the retail operations, partially offset by a significant decline in refined product prices. However, operating income for the third quarter of 2002 decreased significantly to $130.3 million compared to operating income of $188.4 million for the same period in 2001. The decrease in operating income from 2001 to 2002 was due mainly to a $55.4 million decrease in operating income generated by the refining segment and a $33.2 million increase in administrative expenses (including related depreciation and amortization expense). These decreases were partially offset by an increase in operating income from the retail segment attributable to increased retail operations acquired in the UDS Acquisition.

Refining

Operating income for Valero's refining segment was $169.1 million for the quarter ended September 30, 2002, compared to operating income of $224.5 million for the quarter ended September 30, 2001. The decrease in operating income resulted primarily from a 24% decline in refining throughput margin per barrel, attributable primarily to exceptionally weak discounts for sour crude oil, Valero's primary feedstock, and significantly lower refined product margins in virtually all of Valero's markets.

In the third quarter of 2002, refining operating results were impacted by the following factors:
     o discounts on Valero's sour crude oil feedstocks during the third quarter of 2002 declined over 44% from third quarter 2001 levels primarily due to crude oil production cuts by OPEC and resulting limited availability of sour crude oil on the world market in 2002, whereas in 2001 discounts benefited from increased supplies of sour crude oil without a corresponding increase in demand;
     o although gasoline demand was strong, gasoline margins declined in all regions of the United States, particularly in the West Coast, from the margins experienced in the third quarter of 2001 resulting mainly from higher gasoline imports and increased production in the third quarter of 2002;
     o distillate margins declined over 40% in every region from the third quarter of 2001 due to continued high inventory levels as a result of weak economic conditions, the unusually warm winter in the northeastern part of the United States and in Europe last winter, and lower jet fuel demand; and,
     o during the third quarter of 2002, Valero's refinery utilization rates were lower than normal. The refinery utilization rates in 2002 were impacted by the following factors:
          o The Texas City Refinery was affected by unscheduled downtime after a lightning strike caused the fluid catalytic cracking unit
               (FCCU)to be shut down and, upon start-up of the FCCU, a leak in a flue gas cooler required repairs in mid-August.
          o During the last two weeks of September 2002, production at Valero's Gulf Coast refineries was reduced as a result of the impact of hurricanes on crude oil shipments.
          o The FCCU at the Wilmington Refinery was taken out of service for almost three weeks in September due to an unexpected problem in the unit's main air blower. The shutdown reduced production of CARB gasoline by approximately 45,000 barrels per day during this period.
          o Production at eight of Valero's refineries was cut during the third quarter of 2002 by as much as 16% from normal levels due to continued uneconomic operating conditions resulting from high U.S. inventories for refined products.
Partially offsetting the above decreases in throughput margin was the effect of increased throughput volumes resulting from the UDS Acquisition and an approximate net $62 million benefit resulting from the settlement in August 2002 of a petroleum products purchase agreement and related hedge.

Refining cash operating expenses were 55% higher during the third quarter of 2002 as compared to the third quarter of 2001 due to the additional refinery operations from the UDS Acquisition. However, cash operating costs per barrel decreased 2% between the quarters. Refining depreciation and amortization expense increased $37.1 million, or 62%, from the third quarter of 2001 to the third quarter of 2002 due mainly to the UDS Acquisition. However, noncash operating costs increased only $0.04, or 6%, on a per barrel basis.

Retail

Retail operating income, including both U.S. and Northeast retail operations, was $31.0 million for the quarter ended September 30, 2002, which included the effect of retail operations acquired in the UDS Acquisition, compared to operating income of $0.6 million for the quarter ended September 30, 2001, which included only 11 northern California retail stores operated by Valero at that time.

Retail cash selling expenses for the third quarter of 2002 increased $164.8 million from the third quarter of 2001 due to the additional retail stores acquired in the UDS Acquisition. The additional stores acquired in the UDS Acquisition also resulted in a $10.4 million increase in retail depreciation and amortization expense between the quarters.

Corporate Expenses and Other

Administrative  expenses,   including  depreciation  and  amortization  expense,
increased $33.2 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to the UDS Acquisition.

Other income (expense), net increased $6.7 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to a $4.0 million increase in interest income, including $2.4 million related to the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business.

Net interest expense increased $54.0 million to $77.9 million in the third quarter of 2002 compared to the third quarter of 2001 due primarily to the incremental debt incurred to finance the UDS Acquisition and the assumption by Valero of the UDS debt.

The minority interest in net income of consolidated partnership of $3.8 million represents the minority unitholders' share of the net income of Valero L.P.

Distributions on preferred securities of subsidiary trusts increased $4.2 million from $3.3 million in the third quarter of 2001 to $7.5 million in the third quarter of 2002. This increase was due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income tax expense decreased $42.1 million from $59.8 million in the third quarter of 2001 to $17.7 million in the third quarter of 2002, due mainly to a $113.4 million decrease in pre-tax income resulting mainly from the lower operating income and higher interest expense.

The decrease in the ratio of EBITDA to interest incurred for the third quarter of 2002 from the third quarter of 2001 was due mainly to the higher interest expense in 2002.

Nine  Months   Ended   September   30,  2002   Compared  to  Nine  Months  Ended
September 30,2001

      Financial Highlights (millions of dollars, except per share amounts)

                                                                            Nine Months Ended September 30,
                                                                            ------------------------------
                                                                     2002(a)          2001(a)            Change
                                                                     ------           ------             ------
Operating revenues............................................    $ 18,866.5       $ 12,127.1          $ 6,739.4

Cost of sales.................................................     (16,643.3)       (10,310.0)          (6,333.3)
Refining operating expenses:
 Cash (fixed and variable)....................................        (973.3)          (631.1)            (342.2)
 Depreciation and amortization................................        (289.4)          (165.4)            (124.0)
Retail selling expenses:
 Cash.........................................................        (491.1)            (4.6)            (486.5)
 Depreciation and amortization................................         (31.5)            (1.0)             (30.5)
Administrative expenses:
 Cash.........................................................        (193.3)          (118.8)             (74.5)
 Depreciation and amortization................................         (14.0)            (6.5)              (7.5)
                                                                    --------         --------            -------
Operating income..............................................         230.6            889.7             (659.1)
Other income (expense), net...................................          11.3             (1.4)              12.7
Interest and debt expense, net................................        (204.8)           (63.1)            (141.7)
Minority interest in net income of consolidated
 partnership..................................................         (10.4)             -                (10.4)
Distributions on preferred securities of subsidiary trusts....         (22.5)           (10.0)             (12.5)
Income tax expense............................................          (1.7)          (303.2)             301.5
                                                                    --------         --------            -------
 Net income ..................................................    $      2.5       $    512.0          $  (509.5)
                                                                    ========         ========            =======

Earnings per common share - assuming dilution.................        $ 0.02           $ 7.96            $ (7.94)

EBITDA (b)....................................................       $ 540.4        $ 1,051.2           $ (510.8)

Ratio of EBITDA to interest incurred (b)......................           2.5x            15.0x             (12.5)x

-----------------------------------------------------------------------------------------------------------------

The following notes relate to references on pages 32 through 35.

(a) The nine months ended September 30, 2002 includes the operations of UDS, Huntway and the El Paso Corpus Christi Refinery and related refined product logistics business. The nine months ended September 30, 2001 excludes the operations of UDS but includes the operations of Huntway and the El Paso Corpus Christi Refinery and related refined product logistics business beginning June 1, 2001.
(b) EBITDA represents pre-tax income plus net interest expense and depreciation and amortization expense, reduced by noncash interest income related to the amortization of the discount on the notes receivable from Tesoro. EBITDA is a measure of performance that is not defined by generally accepted accounting principles, and therefore the above calculation of EBITDA may not be consistent with similar calculations performed by other companies.
(c) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(d) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                              Operating Highlights

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                           2002(a)          2001(a)       Change
                                                           ------           ------        ------

Refining:
Operating income......................................   $ 356.0         $ 1,014.4      $ (658.4)
Throughput volumes (thousand barrels per day).........     1,559               979           580
Average throughput margin per barrel..................    $ 3.80            $ 6.78       $ (2.98)
Operating costs per barrel:
 Cash (fixed and variable)............................    $ 2.29            $ 2.36       $ (0.07)
 Depreciation and amortization........................      0.68              0.60          0.08
                                                            ----              ----          ----
 Total operating costs per barrel.....................    $ 2.97            $ 2.96        $ 0.01
                                                            ====              ====          ====
Charges:
 Crude oils:
   Sour...............................................        45%               61%          (16)%
   Sweet..............................................        34                11            23
                                                             ---               ---            --
    Total crude oils..................................        79                72             7
 Residual fuel oil....................................         5                 9            (4)
 Other feedstocks and blendstocks.....................        16                19            (3)
                                                             ---               ---            --
  Total charges.......................................       100%              100%            -%
                                                             ===               ===            ==

Yields:
   Gasolines and blendstocks..........................        55%               53%            2%
   Distillates........................................        27                27             -
   Petrochemicals.....................................         3                 3             -
   Lubes and asphalts.................................         4                 4             -
   Other products.....................................        11                13            (2)
                                                             ---               ---            --
     Total yields.....................................       100%              100%            -%
                                                             ===               ===            ==

Retail - U.S.:
Operating income......................................    $ 30.5             $ 0.6        $ 29.9
Company-operated fuel sites (average).................     1,386                11         1,375
Fuel volumes (gallons per day per site)...............     4,434             6,249        (1,815)
Fuel margin (per gallon)..............................   $ 0.104           $ 0.289      $ (0.185)
Merchandise sales (in millions).......................   $ 787.0             $ 2.7       $ 784.3
Merchandise margin (percentage of sales)..............      27.4%             31.1%         (3.7)%
Margin on miscellaneous sales (in millions)...........    $ 33.0               $ -        $ 33.0
Selling expenses (per gallon).........................   $ 0.222           $ 0.244      $ (0.022)

Retail - Northeast:
Operating income......................................    $ 51.3               N/A
Fuel volumes (thousand gallons per day)...............     3,183               N/A
Fuel margin (per gallon)..............................   $ 0.177               N/A
Merchandise sales (in millions).......................    $ 73.2               N/A
Merchandise margin (percentage of sales)..............      22.6%              N/A
Margin on miscellaneous sales (in millions)...........    $ 12.0               N/A
Selling expenses (per gallon).........................   $ 0.136               N/A

                   Refining Operating Highlights by Region (c)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                          2002(a)      2001(a)       Change
                                                          ------       ------        ------
Gulf Coast:
Throughput volumes (thousand barrels per day)........       650          628             22
Average throughput margin per barrel.................    $ 3.99       $ 6.43         $(2.44)
Operating costs per barrel:
 Cash (fixed and variable)...........................    $ 2.46       $ 2.16         $ 0.30
 Depreciation and amortization.......................      0.80         0.64           0.16
                                                           ----         ----           ----
   Total operating costs per barrel..................    $ 3.26       $ 2.80         $ 0.46
                                                           ====         ====           ====
Mid-Continent:
Throughput volumes (thousand barrels per day)........       262          N/A
Average throughput margin per barrel.................    $ 4.18          N/A
Operating costs per barrel:
 Cash (fixed and variable)...........................    $ 2.11          N/A
 Depreciation and amortization.......................      0.55          N/A
                                                           ----
   Total operating costs per barrel..................    $ 2.66          N/A
                                                           ====
Northeast:
Throughput volumes (thousand barrels per day)........       348          181            167
Average throughput margin per barrel.................    $ 2.42       $ 5.23        $ (2.81)
Operating costs per barrel:
 Cash (fixed and variable)...........................    $ 1.55       $ 2.26        $ (0.71)
 Depreciation and amortization.......................      0.49         0.51          (0.02)
                                                           ----         ----           ----
  Total operating costs per barrel...................    $ 2.04       $ 2.77        $ (0.73)
                                                           ====         ====           ====
West Coast:
Throughput volumes (thousand barrels per day)........       299          170            129
Average throughput margin per barrel.................    $ 4.68       $ 9.60        $ (4.92)
Operating costs per barrel:
 Cash (fixed and variable)...........................    $ 2.92       $ 3.23        $ (0.31)
 Depreciation and amortization.......................      0.75         0.53           0.22
                                                           ----        ----            ----
  Total operating costs per barrel...................    $ 3.67       $ 3.76        $ (0.09)
                                                           ====         ====           ====


     Average Market Reference Prices and Differentials (dollars per barrel)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                            2002(a)    2001(a)      Change
                                                            ------     ------       -----
Feedstocks:
 WTI crude oil.......................................      $ 25.38     $ 27.80     $ (2.42)
 WTI less sour crude oil at U.S. Gulf Coast (d)......       $ 2.36      $ 5.27     $ (2.91)
 WTI less ANS crude oil..............................       $ 1.34      $ 2.75     $ (1.41)

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI.................       $ 4.19      $ 6.20     $ (2.01)
   No. 2 fuel oil less WTI...........................       $ 0.88      $ 3.19     $ (2.31)
   Propylene less WTI................................       $ 2.53      $(2.22)     $ 4.75
 U.S. Mid-Continent:
   Conventional 87 gasoline less WTI.................       $ 5.60     $ 10.13     $ (4.53)
   Low-sulfur diesel less WTI........................       $ 2.91      $ 7.87     $ (4.96)
 U.S. East Coast:
   Conventional 87 gasoline less WTI.................       $ 3.80      $ 5.91     $ (2.11)
   No. 2 fuel oil less WTI...........................       $ 1.86      $ 3.99     $ (2.13)
   Lube oils less WTI................................      $ 16.22     $ 26.16     $ (9.94)
 U.S. West Coast:
   CARB 87 gasoline less ANS.........................      $ 10.58     $ 17.93     $ (7.35)
   Low-sulfur diesel less ANS........................       $ 4.79      $ 9.56     $ (4.77)

General

Valero reported net income for the nine months ended September 30, 2002 of $2.5 million, or $0.02 per share, compared to net income of $512.0 million, or $7.96 per share, for the nine months ended September 30, 2001.

Operating revenues increased 56% in the first nine months of 2002 to $18.9 billion compared to $12.1 billion in the first nine months of 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions and the additional revenues generated from the retail operations acquired in the UDS Acquisition, partially offset by a significant decline in refined product prices at the wholesale and retail levels. However, operating income for the first nine months of 2002 decreased significantly to $230.6 million compared to operating income of $889.7 million for the same period in 2001. The decrease in operating income from 2001 to 2002 was due mainly to a $658.4 million decrease in operating income generated by the refining segment and an $82.0 million increase in administrative expenses (including related depreciation and amortization expense). These decreases were partially offset by an increase in operating income from the retail segment attributable to increased retail operations acquired in the UDS Acquisition.

Refining

Operating income for Valero's refining segment was $356.0 million for the nine months ended September 30, 2002, compared to operating income of $1,014.4 million for the nine months ended September 30, 2001. The decrease in operating income resulted primarily from a 44% decline in the refining throughput margin per barrel, attributable primarily to depressed sour crude oil discounts and significantly lower refined product margins in virtually all of Valero's markets. In addition to the overall poor refining margin environment, operating income was also lower due to a significant level of scheduled and unscheduled downtime at several of Valero's refineries.

In the first nine months of 2001, gasoline and distillate margins were exceptionally high as a result of strong demand, a cold winter and high natural gas prices, and sour crude oil discounts to WTI were at near-record levels. However, in the first nine months of 2002, refining operating results were negatively impacted by the following factors:
     o gasoline and distillate margins declined significantly due to high inventory levels for these products as a result of an increase in gasoline imports, increased gasoline production (particularly in California), an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand. Although gasoline demand increased between the nine-month periods, higher imports of gasoline have kept inventories at above normal levels and have moderated price spikes relative to the previous two years;
     o discounts on Valero's sour crude oil feedstocks during the first nine months of 2002 declined almost 55% from the first nine months of 2001 levels primarily due to OPEC's crude oil production cuts, which were predominantly sour crude oils; and
     o Valero's refinery utilization rates were significantly below its normal operating rates during the nine months ended September 30, 2002, as eight of Valero's twelve refineries were affected by turnaround activities. In addition to the scheduled downtime, Valero also experienced some unplanned maintenance during the first nine months of 2002, and production at several refineries was cut by as much as 25% due to uneconomic operating conditions resulting from high U.S. inventories for refined products.
Partially offsetting the above decreases in throughput margin was the effect of increased throughput volumes resulting from the UDS Acquisition and an approximate net $76 million benefit resulting from the settlement in June and August 2002 of petroleum products purchase agreements and related hedges.

Refining cash operating expenses were 54% higher for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to the additional refinery operations from the UDS, El Paso and Huntway Acquisitions. However, cash operating costs per barrel decreased 3% between the periods. Refining depreciation and amortization expense increased $124.0 million, or 75%, from the first nine months of 2001 to the first nine months of 2002 due mainly to the UDS Acquisition. However, noncash operating costs increased only $0.08, or 13%, on a per barrel basis.

Retail

Retail operating income, including both U.S. and Northeast retail operations, was $81.8 million for the nine months ended September 30, 2002, which included the effect of retail operations acquired in the UDS Acquisition, compared to $0.6 million for the nine months ended September 30, 2001, which included only 11 northern California retail stores operated by Valero at that time. During the first nine months of 2002, Valero implemented various changes in its retail operations that benefited reported results in 2002 and are expected to further benefit future results of that segment. These changes included the closure of various underperforming stores.

Retail cash selling expenses and retail depreciation and amortization expense for the first nine months of 2002 were significantly higher than the first nine months of 2001 due to the additional retail stores acquired in the UDS Acquisition.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased from $125.3 million for the nine months ended September 30, 2001 to $207.3 million for the same period in 2002. This increase was due primarily to the UDS Acquisition, partially offset by reduced variable compensation as a result of the lower level of income recognized in the first nine months of 2002.

Other income (expense), net increased $12.7 million for the first nine months of 2002 compared to the first nine months of 2001 due primarily to $6.3 million of increased income from Valero's investments in joint ventures accounted for on the equity method and a $6.0 million increase in interest income, including $3.5 million related to the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business.

Net interest expense increased $141.7 million to $204.8 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to the incremental debt incurred to finance the UDS Acquisition, the assumption by Valero of the UDS debt, and increased interest incurred in 2002 in connection with the capital leases associated with the El Paso Acquisition which was effective June 1, 2001.

The minority interest in net income of consolidated partnership of $10.4 million represents the minority unitholders' share of the net income of Valero L.P.

Distributions on preferred securities of subsidiary trusts increased $12.5 million from $10.0 million for the nine months ended September 30, 2001 to $22.5 million for the nine months ended September 30, 2002. This increase was due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income tax expense decreased $301.5 million from $303.2 million in the first nine months of 2001 to $1.7 million in the first nine months of 2002, due mainly to the significant decrease in operating income and increased interest expense.

The decrease in the ratio of EBITDA to interest incurred for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was due mainly to the combination of lower operating income and higher interest expense in 2002.

OUTLOOK

As the third quarter of 2002 came to a close, refining fundamentals showed a positive upward trend that is expected to further improve earnings in the fourth quarter of 2002 and into early 2003. Sour crude oil discounts, which had recovered somewhat in the third quarter from extremely depressed levels seen earlier in the year, have continued to recover further thus far in the fourth quarter. The increase in sour crude oil discounts is attributable to increased production of sour crude oil by OPEC and non-OPEC sources. Through October, Valero experienced an increase of approximately $0.50 per barrel in the sour crude oil discount compared to the third quarter of 2002. Sour crude oil discounts are expected to increase for the remainder of the fourth quarter and to continue to trend above 2002 levels next year.

Refined product demand in October of 2002 was strong, with gasoline demand up 4.5% compared to October of 2001. Refinery utilization rates, which were low in the third quarter of 2002 due to economic run cuts, heavy turnarounds and the effect of hurricanes during the last two weeks of September, have increased somewhat in the fourth quarter, but continue to remain below average levels due to seasonal turnaround activities and unscheduled downtime at various refineries. Accordingly, inventory levels for both gasoline and distillates have fallen below historical levels for this time of year. As a result, gasoline and distillate margins have steadily improved since September 2002. The Gulf Coast gasoline margins have almost doubled from an average of $3.09 per barrel for September to an average of $5.78 per barrel for October;

Mid-Continent gasoline margins have also improved from $4.69 per barrel for September to $8.79 per barrel for October; and Northeast gasoline margins have increased from $3.12 per barrel in September to $5.80 per barrel in October. Gasoline margins on the West Coast were relatively weak early in October but have improved more recently as a result of some scheduled and unscheduled refinery outages.

During October 2002, retail fuel margins in the U.S. declined slightly from third quarter 2002 levels, averaging approximately $0.11 per gallon. Northeast retail margins, on the other hand, are expected to increase as cooler temperatures in the Northeast boost demand for heating oil and reduce already below normal distillate inventories.

The combination of industry production run cuts, the hurricanes in the Gulf of Mexico, refinery maintenance turnarounds and strong demand for refined products have reduced refined product inventories and have improved refined product margins, although gasoline margins are expected to decline seasonally as winter approaches with anticipated lower demand and continued high levels of imports. The improvement in refined product fundamentals, combined with an anticipated steady improvement in sour crude oil discounts, is expected to significantly improve Valero's results of operations in the fourth quarter of 2002 and next year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2002 and 2001
During the first nine months of 2002, net cash provided by operating activities was $67.6 million as compared to net cash provided by operating activities of $699.8 million during the first nine months of 2001. The decrease in cash provided by operating activities was due primarily to the unfavorable change in net income as described above under "Results of Operations."

During the first nine months of 2002, $317.3 million of cash was generated from earnings, approximately $250 million of which was used for other operating activities, primarily working capital requirements as detailed in Note 12 of Notes to Consolidated Financial Statements. The changes in working capital requirements were attributable mainly to:
     o an approximate $107 million increase in receivables due to a reduction in the receivables transferred under Valero's accounts receivable sales facilities;
     o a significant increase in commodity prices from December 2001 to September 2002;
     o the purchase of approximately $292 million of feedstock and refined product inventories as a result of the maturity of two petroleum products purchase agreements discussed further below;
     o a decrease in accrued expenses resulting from payments of change-in-control benefits to former UDS employees and employee bonuses;
     o the receipt of approximately $143 million of income tax refunds during the first nine months of 2002; and
     o    a reduction of operating inventory levels company-wide.

During the nine months ended September 30, 2002, cash and temporary cash investments increased $50.2 million. In addition to the cash provided by operating activities of $67.6 million, Valero received $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture, $925.0 million from the sale of the Golden Eagle Business, and $1.8 billion from the sale of senior notes. Valero used these proceeds, together with proceeds from a $1.5 billion bridge loan, $100.0 million from the issuance of senior notes by Valero L.P., $61.0 million of net short-term borrowings and $71.9 million from the issuance of common stock in connection with employee benefit plans, to:

     o fund the $2.1 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
     o    repay the $1.5 billion bridge loan used to fund the UDS Acquisition,
     o fund capital expenditures, deferred turnaround and catalyst costs and earn-out payments of $645.5 million,
     o fund $183.5 million of cash flows related to the Golden Eagle Business, primarily capital expenditures and deferred turnaround costs,
     o    repay $275.0 million of 8.625% guaranteed notes,
     o    repurchase $44.7 million of its common stock for treasury,
     o    pay $31.6 million of common stock dividends, and
     o pay $10.2 million of distributions related to Valero L.P. common units held by outside public unitholders.

Net cash provided by operating activities during the first nine months of 2001 was $699.8 million, primarily due to profitable operations as discussed above under "Results of Operations," partially offset by cash used for working capital requirements as detailed in Note 12 of Notes to Consolidated Financial
Statements. During the first nine months of 2001, cash and temporary cash investments increased $76.6 million as the cash provided by operating activities and $27.6 million from the issuance of common stock related to Valero's employee benefit plans exceeded amounts required to:
     o fund capital expenditures, deferred turnaround and catalyst costs, and an earn-out contingency payment totaling $378.7 million,
     o fund the acquisition of Huntway and inventories related to the acquisition of El Paso's Corpus Christi refinery and related refined product logistics business of $184.3 million,
     o    reduce short-term bank borrowings by $27.0 million,
     o    repurchase $44.6 million of its common stock for treasury, and
     o    pay $14.6 million of common stock dividends.

Contractual Obligations and Commercial Bank Commitments
As of September 30, 2002, Valero had two $750 million revolving bank credit facilities which provide for commitments for a five-year term and a 364-day term. These facilities contain certain restrictive covenants including an interest coverage ratio and a debt-to-capitalization ratio. On September 20, 2002, Valero amended its interest coverage ratio covenant in each of the revolving bank credit facilities. The amendment provides that Valero's trailing four-quarter interest coverage ratio must not be less than:
     o 2.4 times for the fourth quarter of 2002 and the first quarter of 2003,
     o    2.5 times for the second, third and fourth quarters of 2003, and
     o    2.75 times thereafter.
Valero has various other credit facilities that contain this covenant, and those facilities have also been amended accordingly.

Valero's $750 million 364-day revolving bank credit facility matures on December 13, 2002. Valero has obtained commitments from various banks sufficient to renew the credit facility at the same $750 million amount. Valero expects the credit facility renewal to be closed into escrow during the second half of November with final closing expected to occur on the date of maturity of the current facility or sooner.

Valero's committed credit facilities as of September 30, 2002 were as follows (in millions):

                                                              Borrowing      Borrowings
                                                              Capacity      Outstanding
                                                              --------      -----------

  5-year revolving credit facility.......................       $ 750.0       $ 555.0
  364-day revolving credit facility......................         750.0         179.0
  Committed revolving credit facility for Valero L.P.....         120.0             -
  Canadian committed revolving credit facility...........   Cdn $ 200.0             -

As of September 30, 2002, Valero had $82.0 million outstanding under various uncommitted short-term bank credit facilities. In addition, Valero had $147.1 million of letters of credit outstanding under the uncommitted short-term facilities and $99.4 million of letters of credit outstanding under its committed facilities.

As of September 30, 2002, Valero had $150 million principal amount of 6.75% notes outstanding, under which a third party has an option to purchase the notes under certain circumstances at par on December 15, 2002. If the third party does not exercise its purchase option, Valero will be required to repurchase the notes at par on December 15, 2002. Based on current interest rates, Valero expects that the third party would exercise its purchase option. In that event, Valero expects that it would refinance this obligation.

In July 2002, Valero refinanced $275 million of 8.625% guaranteed notes with borrowings under its bank credit facilities.

Under Valero's revolving bank credit facilities, Valero's debt-to-capitalization ratio (net of cash) was 51.3% as of September 30, 2002. For purposes of this computation, 50% of the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition and 20% of the $172.5 million of aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

On June 6, 2002, Valero L.P. and Valero Logistics Operations filed a $500 million universal shelf registration statement with the Securities and Exchange Commission, under which debt and equity offerings can be made. On July 15, 2002, Valero Logistics Operations issued $100 million of 6.875% senior notes under the registration statement. The net proceeds from the offering were used to repay $91.0 million outstanding under the Valero Logistics Operations revolving credit facility and for general corporate purposes.

On March 22, 2002, Valero filed a $3.5 billion universal shelf registration statement with the Securities and Exchange Commission. On April 15, 2002, Valero issued $1.8 billion of notes under the registration statement as follows:
     o    $300 million of 6.125% Senior Notes due April 15, 2007,
     o    $750 million of 6.875% Senior Notes due April 15, 2012, and
     o    $750 million of 7.5% Senior Notes due April 15,  2032.
Proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition and reduce borrowings under Valero's revolving bank credit facilities.

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

In August 2001, Valero entered into a $300 million structured lease arrangement to fund the construction of a new 45,000 barrel-per-day delayed coker facility at its Texas City Refinery. This structured lease has a lease term that expires in August 2006.

Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. Certain of these leases, which were assumed in the UDS Acquisition, were utilized to accommodate the construction of convenience stores. After the initial lease term, the leases may be extended by agreement of the parties or Valero may purchase the leased assets or arrange for the sale of the properties to a third party at the lease expiration date. In August 2002, one of these structured lease arrangements expired. Valero purchased the convenience stores associated with this lease for $18.5 million.

In September 1997, Valero sold approximately 7.5 million barrels of feedstock and refined product inventories for approximately $150 million and entered into a petroleum products purchase agreement that matured in August 2002. On August 30, 2002, Valero exercised its option to purchase the barrels under this agreement for $151.0 million, net of the effect of a related commodity price swap contract that also matured on August 30, 2002, resulting in a net pre-tax benefit of approximately $62 million in the third quarter of 2002.

In connection with the UDS Acquisition, Valero assumed a similar arrangement, which matured in June 2002, under which UDS originally sold approximately 6.4 million barrels of feedstock and refined product inventories for approximately $140 million. On June 20, 2002, Valero exercised its option to purchase the barrels under this agreement for $140.9 million, net of the effect of a related commodity price swap contract that also matured on June 20, 2002, resulting in a net pre-tax benefit of approximately $14 million in the second quarter of 2002.

During September 2002, Valero entered into two interest rate cash flow hedges, each with a notional amount of $250 million. As of September 30, 2002, these agreements had a negative fair value of $9.9 million, the after-tax effect of which was included in accumulated other comprehensive income in the Consolidated Balance Sheet.

During October 2002, Valero entered into several fixed-to-floating interest rate swaps, which have been designated and qualify as fair value hedging instruments, totaling $350 million in order to manage interest costs on its outstanding debt. The following table summarizes the terms of the interest rate swap agreements:

                                                        Year of Maturity
                                                        ----------------
                                                 2006                  2007
                                                 ----                  ----

     Notional amount (in millions).........     $ 125.0              $ 225.0
     Weighted average fixed rate
      to be received.......................      7.375%                6.125%
     Weighted average floating rate          6-Month LIBOR        6-Month LIBOR
      to be paid...........................    + 3.854%              + 2.453%

In connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, under which Valero could sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third-party financial institution. Valero also had an existing accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $150 million of eligible trade accounts receivable. On October 8, 2002, Valero renewed and amended its agreement to, among other things, increase the size of its facility from $150 million to $250 million, incorporate credit card receivables into the program and extend the maturity date to October 2005. The assumed UDS facility was terminated in connection with the renewal and amendment of the Valero facility. Under Valero's program, a wholly owned subsidiary of Valero sells an undivided percentage ownership interest in the eligible receivables, without recourse, to a third-party financial institution. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of September 30, 2002, the amount of eligible receivables sold to third-party financial institutions under the two programs existing at that time was $266.2 million.

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

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the ten months ended October 31, 2002, Valero repurchased shares of its common stock at a cost of approximately $45.4 million.

Assets Held For Sale
Valero sold the Golden Eagle Business to Tesoro on May 17, 2002 for $1.075 billion, which included an estimated $130 million for refinery feedstock and refined product inventories. Valero received cash proceeds of $925 million and two notes totaling $150 million. The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represented Valero's best estimate of the fair value of the notes at the closing date of the sale. The discount is being amortized over the life of the notes and is reported as interest income in other income (expense), net in the Consolidated Statements of Income. The proceeds received from the sale of the Golden Eagle Business were used to reduce bank borrowings and for other general corporate purposes.

Capital Investments
In connection with Valero's acquisitions of the Paulsboro Refinery in 1998 and Basis Petroleum, Inc. in 1997, the sellers are entitled to receive payments in any of the five years and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2002, Valero made an earn-out contingency payment to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. of $23.9 million. No earn-out amount is payable in 2002 related to the Paulsboro Refinery acquisition.

For the year ending December 31, 2002, Valero expects to incur approximately $825 million for capital investments, which includes deferred turnaround and catalyst costs and approximately $135 million for environmental-related projects. During the nine months ended September 30, 2002, Valero expended $621.6 million for capital investments of which $483.0 million related to capital expenditures and $138.6 million related to deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2002 included:
     o    $90.2 million for the expansion of the fluid  catalytic  cracking unit
          (FCCU) and the expansion of the alkylation unit at the Texas City Refinery. Aggregate costs incurred for these projects through September 30, 2002 totaled $152.8 million.
     o $50.1 million to reconfigure the Three Rivers Refinery in response to new low-sulfur regulations and to process a more sour crude oil slate. Aggregate costs incurred for this project through September 30, 2002 totaled $69.3 million.
     o $24.7 million to construct a cogeneration facility at the Benicia Refinery to produce electric power and steam. Aggregate costs incurred for this project through September 30, 2002 totaled $64.5 million. The cogeneration facility began operations in mid-October 2002.

Potential Crude Oil Pipeline Project
On September 9, 2002, Valero executed a nonbinding letter of intent with El Paso Energy Partners L.P. (EPN) to become a 50% partner in a crude oil pipeline construction project called the Cameron Highway Oil Pipeline Project. Valero's participation is subject to negotiation and execution of definitive agreements by Valero and EPN. When completed, the Cameron Highway Oil Pipeline is expected to be a 390-mile pipeline that can deliver up to 500,000 barrels per day of crude oil from major deepwater Gulf of Mexico fields directly to major refining facilities and pipeline interconnections in Port Arthur and Texas City, Texas. Valero and EPN plan to fund the project through permanent project debt financing, which would provide a significant portion of the project's capital requirements using debt that is non-recourse to the partners. If the parties are able to reach a definitive agreement, Valero's equity investment in the project over the next three years is estimated to be approximately $125 million. Definitive agreements are expected to be completed by the end of 2002.

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

In February 2000, the Environmental Protection Agency's (EPA) Tier II gasoline standard was published in final form under the Clean Air Act. The standard will ultimately require the sulfur content in gasoline to be reduced from approximately 300 parts per million to 30 parts per million, on average, at the refinery gate. The regulation will be phased in beginning in 2004. In addition, the EPA finalized its Tier II diesel standard to reduce the sulfur content of on-road diesel fuel sold to highway consumers by 97%, from 500 parts per million to 15 parts per million, maximum, at the retail pump, beginning June 1, 2006. Valero has determined that modifications will be required at most of its refineries as a result of the Tier II gasoline and diesel standards. Based on current estimates, Valero believes capital expenditures of approximately $1 billion will be required, between now and 2006, for Valero to meet the new Tier II specifications. This includes approximately $300 million for related projects at two Valero refineries that will improve refinery yield and octane balance in addition to providing hydrogen necessary for the removal of sulfur in connection with the production of gasoline and diesel. Valero expects that such estimates will change as additional engineering analyses are completed and progress is made toward construction of these various projects. The ultimate impact of these regulations on Valero is subject to technology selection and timing uncertainties created by permitting and construction. Valero expects to meet all Tier II gasoline and distillate standards by the respective effective dates, both in the U.S. and Canada.

In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request and has completed its response to the request. Valero has not been named in any proceeding, but has been discussing the possibility of settlement with the EPA regarding this enforcement initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and refined product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment. These derivative instruments are considered economic hedges for which changes in their fair value are reported currently in cost of sales. Finally, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

The following tables provide information about Valero's derivative commodity instruments as of September 30, 2002 and December 31, 2001 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
     o fair value hedges - held to hedge refining inventories and unrecognized firm commitments,
     o cash flow hedges - held to hedge forecasted feedstock purchases and refined product sales,
     o economic hedges - (i) held to manage price volatility in refined product inventories, and (ii) held to manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
     o    trading activities - held or issued for trading purposes.
Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes, which are used to calculate amounts due under the agreements. The gain (loss) on swaps is equal to the fair value amount and represents the excess of the receive price over the pay price times the notional contract volumes. For futures and options, the gain
(loss) represents (i) the excess of the fair value amount over the contract amount for long positions, and (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represents their strike price. All derivative commodity instruments assumed in connection with the UDS Acquisition were recorded at fair value on December 31, 2001; therefore no gain (loss) is shown as of that date in the tables below. Accordingly, swaps assumed in the UDS Acquisition have zero fair value as of December 31, 2001 as the weighted-average pay price is equal to the weighted-average receive price. Additionally, for futures and options assumed in the UDS Acquisition, the contract amount is equal to the fair value of the assumed contracts as of December 31, 2001.



                                                                    September 30, 2002
                                          -------------------------------------------------------------------------

                                                           Wtd Avg       Wtd Avg
                                           Contract          Pay         Receive    Contract       Fair         Gain
                                           Volumes          Price         Price      Value         Value       (Loss)
                                           -------          -----         -----      -----         -----        ----
Fair Value Hedges:
Futures - long:
 2002 (crude oil and refined products)      14,384         $29.85          N/A     $ 429.3      $ 434.6       $ 5.3
Futures - short:
 2002 (crude oil and refined products)      13,595            N/A      $ 29.93       406.9        414.6        (7.7)

Cash Flow Hedges:
Swaps - long:
 2002 (crude oil and refined products)         261          28.04        30.00         N/A          0.5         0.5
 2003 (crude oil and refined products)      14,970          26.10        26.03         N/A         (1.1)       (1.1)
Swaps - short:
 2002 (crude oil and refined products)       2,521           3.43         3.28         N/A         (0.4)       (0.4)
 2003 (crude oil and refined products)      14,970          29.84        29.96         N/A          1.8         1.8
Futures - long:
 2002 (crude oil and refined products)      16,535          32.32          N/A       534.5        539.5         5.0
 2003 (crude oil and refined products)       1,943          25.87          N/A        50.3         51.9         1.6
Futures - short:
 2002 (crude oil and refined products)       8,335            N/A        31.63       263.7        268.2        (4.5)
 2003 (crude oil and refined products)       1,870            N/A        28.83        53.9         55.0        (1.1)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)       1,014           3.74         4.36         N/A          0.6         0.6
 2003 (crude oil and refined products)          19          22.08        23.14         N/A            -           -
Swaps - short:
 2002 (crude oil and refined products)       3,316           2.23         2.29         N/A          0.2         0.2
 2003 (crude oil and refined products)      16,200           3.79         4.02         N/A          3.7         3.7
Futures - long:
 2002 (crude oil and refined products)      14,292          30.85          N/A       440.8        454.7        13.9
 2003 (crude oil and refined products)         427          29.65          N/A        12.7         13.9         1.2
Futures - short:
 2002 (crude oil and refined products)      19,629            N/A        31.23       613.1        631.3       (18.2)
 2003 (crude oil and refined products)         490            N/A        31.04        15.2         16.3        (1.1)
Options - long:
 2002 (crude oil and refined products)       4,906           2.56          N/A         1.1          1.7         0.6
 2003 (crude oil and refined products)       1,203           0.19          N/A         0.3          0.5         0.2
Options - short:
 2002 (crude oil and refined products)         150            N/A         4.30        (0.1)        (0.2)        0.1

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)       6,100           1.80         2.04         N/A          1.4         1.4
 2003 (crude oil and refined products)       1,440           8.97         9.11         N/A          0.2         0.2
 2004 (crude oil and refined products)         300           3.97         4.00         N/A            -           -
Swaps - short:
 2002 (crude oil and refined products)       4,600           5.53         5.28         N/A         (1.1)       (1.1)
 2003 (crude oil and refined products)       7,740           4.28         4.34         N/A          0.5         0.5
Futures - long:
 2002 (crude oil and refined products)       8,922          29.10          N/A       259.7        282.6        22.9
 2002 (natural gas)                          1,750           3.86          N/A         6.8          7.2         0.4
 2003 (crude oil and refined products)       3,218          27.90          N/A        89.8         96.1         6.3
Futures - short:
 2002 (crude oil and refined products)       8,789            N/A        28.96       254.5        277.1       (22.6)
 2002 (natural gas)                          2,750            N/A         4.00        11.0         11.4        (0.4)
 2003 (crude oil and refined products)       2,961            N/A        28.73        85.1         91.5        (6.4)
Options - long:
 2002 (crude oil and refined products)      19,982          20.36          N/A        23.3         39.9        16.6
 2002 (natural gas)                            250           3.00          N/A           -            -           -
 2003 (crude oil and refined products)       1,832           5.36          N/A         0.5          1.1         0.6
Options - short:
 2002 (crude oil and refined products)       6,970            N/A        15.05       (18.5)        (3.7)      (14.8)
 2002 (natural gas)                            250            N/A         4.00           -            -           -
 2003 (crude oil and refined products)         183            N/A         0.67           -          0.2        (0.2)



                                                                    December 31, 2001
                                          -------------------------------------------------------------------------
                                                        Wtd Avg     Wtd Avg
                                          Contract        Pay       Receive     Contract        Fair             Gain
                                           Volumes       Price       Price       Value          Value            (Loss)
                                           -------       -----       -----       -----          -----             ----
Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)         75       $ 1.20       $ 1.37         N/A          $   -         $    -
Futures - long:
 2002 (crude oil and refined products)      1,428        24.73          N/A      $ 35.3           33.6           (1.7)
Futures - short:
 2002 (crude oil and refined products)      7,177          N/A        24.31       174.5          170.8            3.7

Cash Flow Hedges:
Swaps - short:
 2002 (crude oil and refined products)      5,040         3.07         3.93         N/A            4.3            4.3
Futures - long:
 2002 (crude oil and refined products)     13,845        21.35          N/A       295.5          291.8           (3.7)
Futures - short:
 2002 (crude oil and refined products)     10,706          N/A        21.04       225.3          222.9            2.4
Options - short:
 2002 (crude oil and refined products)      2,100          N/A         3.29         1.4            2.7           (1.3)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)        724         7.36         7.36         N/A              -              -
 2002 (natural gas)                        13,663         2.84         2.84         N/A              -              -
Swaps - short:
 2002 (natural gas)                        11,403         3.90         3.90         N/A              -              -
Futures - long:
 2002 (crude oil and refined products)      2,469        21.02          N/A        51.9           51.3           (0.6)
 2003 (crude oil and refined products)         13        24.62          N/A         0.3            0.3              -
Futures - short:
 2002 (crude oil and refined products)     11,523          N/A        21.30       245.5          244.2            1.3
 2002 (natural gas)                           300          N/A         2.98         0.9            0.8            0.1
Options - long:
 2002 (crude oil and refined products)        250         0.29          N/A         0.1            0.1              -

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)      4,575         5.37         5.24         N/A           (0.6)          (0.6)
Swaps - short:
 2002 (crude oil and refined products)      5,150         3.86         4.15         N/A            1.5            1.5
Futures - long:
 2002 (crude oil and refined products)      2,597        23.41          N/A        60.8           56.4           (4.4)
 2002 (natural gas)                           250         2.97          N/A         0.7            0.6           (0.1)
Futures - short:
 2002 (crude oil and refined products)      2,597          N/A        23.66        61.4           57.3            4.1
 2002 (natural gas)                           900          N/A         2.88         2.6            2.3            0.3
Options - short:
 2002 (crude oil and refined products)        600          N/A         4.47         0.5            0.9           (0.4)
 2002 (natural gas)                           600          N/A         3.29         0.2            0.1            0.1

In addition to the above, as of December 31, 2001, Valero was the fixed price payor under certain swap contracts held to hedge anticipated purchases of refinery feedstocks and refined products that matured in August 2002, had notional volumes totaling approximately 7.5 million barrels, and had a weighted-average pay price of $20.11 per barrel. As of December 31, 2001, these swaps had a weighted-average receive price of $20.53 per barrel and a net after-tax gain recorded in other comprehensive income of approximately $17 million. In connection with the UDS Acquisition, Valero assumed certain swap contracts under which it was the fixed price payor under contracts held to hedge anticipated purchases of refinery feedstocks and refined products that matured in June 2002, had notional volumes totaling approximately 6.4 million barrels, and had a weighted average pay price of $22.20 per barrel. Since the UDS contracts were acquired on December 31, 2001 at fair value, no amount was recorded in other comprehensive income.

INTEREST RATE RISK

Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In connection with the UDS Acquisition, Valero assumed certain interest rate swap agreements entered into in order to manage interest rate exposure on certain fixed-rate debt obligations.

The following table provides information about Valero's long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

                                                                   September 30, 2002
                                    -------------------------------------------------------------------------------------------
                                                    Expected Maturity Dates
                                    ---------------------------------------------------------------
                                                                                              There-                      Fair
                                     2002      2003      2004       2005        2006          after          Total        Value
                                     ----      ----      ----       ----        ----          -----          -----        -----
                                                           (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................     $ 5.0    $ 24.5     $ 0.6    $ 396.6     $ 300.6      $ 3,156.2       $ 3,883.5    $ 3,836.2
     Average interest rate......       7.1%      8.4%      7.7%       8.1%        7.4%           7.1%            7.3%
   Floating rate................   $ 261.0         -         -          -     $ 555.0              -         $ 816.0      $ 816.0
     Average interest rate......       2.8%        -         -          -         2.6%             -             2.7%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............       $ -       $ -       $ -    $ 150.0         $ -        $ 100.0         $ 250.0       $ 20.1
     Average pay rate...........       1.4%      1.6%      2.7%       3.3%        4.2%           5.9%            4.5%
     Average receive rate.......       6.6%      6.6%      6.6%       6.6%        6.9%           6.9%            6.8%

Interest Rate Hedges
   Notional amount..............   $ 500.0       $ -       $ -        $ -         $ -            $ -         $ 500.0       $ (9.9)



                                                                     December 31, 2001
                                    -------------------------------------------------------------------------------------------
                                                      Expected Maturity Dates
                                    ---------------------------------------------------------------
                                                                                              There-                     Fair
                                     2002      2003      2004       2005        2006          after          Total        Value
                                     ----      ----      ----       ----        ----          -----          -----        -----
                                                             (in millions, except interest rates)
Long-term Debt:
 Fixed rate...................     $ 276.5    $ 28.8     $ 0.6    $ 396.6     $ 300.6      $ 1,256.2       $ 2,259.3    $ 2,310.7
   Average interest rate......         8.6%      8.2%      7.7%       8.1%        7.4%           7.3%            7.6%
 Floating rate................      $ 21.5         -         -          -     $ 541.0              -         $ 562.5      $ 562.5
   Average interest rate......         4.0%        -         -          -         2.7%             -             2.7%

Interest Rate Swaps
 Fixed to Floating:
  Notional amount..............    $ 200.0       $ -       $ -    $ 150.0        $  -        $ 100.0         $ 450.0       $ 17.8
    Average pay rate...........        1.8%      3.9%      5.2%       5.6%        6.1%           6.5%            5.4%
    Average receive rate.......        6.4%      6.6%      6.6%       6.6%        6.9%           6.9%            6.7%


FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. These contracts mature annually at various amounts from 2003 through 2007. As of September 30, 2002, these contracts had a fair value of $8.4 million. The gain recognized in income on these contracts, which was $14.5 million and $8.4 million for the three months and nine months ended September 30, 2002, respectively, was substantially offset by a loss of $11.7 million and $4.6 million, respectively, recognized in income from the effect of the exchange rate fluctuation on the hedged investment.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Valero's principal executive officer and principal financial officer have evaluated Valero's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of Valero's disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes in internal controls.

     There have been no significant changes in Valero's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the principal executive officer and principal financial officer of Valero completed their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

MTBE Litigation
County of Suffolk, et al. v. Atlantic Richfield Co. et al., United States District Court for the Eastern District of New York (filed May 6, 2002) (this matter was last reported in Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). Valero had been named in a lawsuit filed by the Suffolk County Water Authority and the County of Suffolk, New York against several defendants including Valero. The complaint alleged MTBE contamination of the groundwater of Suffolk County. The plaintiff voluntarily dismissed this lawsuit on October 10, 2002.

City of Dallas v. Explorer Pipeline Company, Inc. et al. and Related Texas Landowner Cases (this matter was last reported in Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002). Valero was named as a defendant in several Texas cases alleging MTBE contamination based on the alleged discharge of gasoline into East Caddo Creek in Hunt County, Texas in 2000 when a pipeline belonging to Explorer Pipeline Company ruptured. As reported in Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Valero reached a settlement with respect to the lawsuit styled City of Dallas v. Explorer Pipeline Company, Inc., Valero Energy Corporation, et al. Valero believes that the remaining lawsuits can be settled or otherwise concluded for an immaterial amount.

Environmental Matters
New Mexico v. General Electric Company, et al., United States District Court for the District of New Mexico (served January 5, 2000) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31,
2001). The South Valley of Albuquerque, New Mexico has been designated as a federal Superfund site under CERCLA. Under various state and federal administrative orders, EPA and the State of New Mexico have been directing the cleanup of certain groundwater contamination plumes that are alleged to impact the groundwater supply of Albuquerque. In 1999, the State of New Mexico sued several companies, including General Electric Company and UDS, seeking recovery of natural resource damage under CERCLA and certain New Mexico environmental laws. General Electric Company, the single largest potentially responsible party, filed cross claims against several other parties, including UDS, seeking contribution. In September 2002, Valero settled this matter for an immaterial amount, and the judge dismissed all claims against Valero, including the cross claims of General Electric Company.

Texas Commission on Environmental Quality (TCEQ) (McKee Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2001). In 2001, UDS received notices of enforcement from the TCEQ (formerly known as the Texas Natural Resource Conservation Commission) for alleged noncompliance with certain emissions monitoring and record-keeping requirements at the McKee Refinery, and Valero also received a similar notice in early 2002 for alleged noncompliance with certain emissions and property line requirements at the refinery. In the third quarter of 2002, Valero and the TCEQ agreed to one final order for all of these notices having a combined penalty amount of less than $100,000.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      Exhibit 10.1 Amendment dated October 3, 2002 to Employment Agreement dated March 25, 1999, between Valero Energy Corporation and William E. Greehey

      Exhibit 12.1  Statement  of  Computation  of  Ratio of  Earnings  to Fixed
                    Charges

      Exhibit 99.1  Certification  of William E.  Greehey  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.2  Certification  of  John D.  Gibbons  pursuant  to 18  U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  (b) Reports on Form 8-K.

     On August 13, 2002, Valero filed pursuant to Regulation FD a Current Report on Form 8-K dated August 13, 2002 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the statements made by Valero's chief executive officer and chief financial officer pursuant to SEC Order No. 4-460. Financial statements were not filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VALERO ENERGY CORPORATION
                                             (Registrant)


                                     By:   /s/  John D. Gibbons
                                          --------------------------------------
                                          John D. Gibbons
                                          Executive Vice President and
                                                     Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)




Date: November 13, 2002

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, William E. Greehey, the principal executive officer of Valero Energy Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero Energy Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

         /s/  William E. Greehey
       -----------------------------------
       William E. Greehey
       Chief Executive Officer and President

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, John D. Gibbons, the principal financial officer of Valero Energy Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero Energy Corporation (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

         /s/  John D. Gibbons
       -----------------------------------
       John D. Gibbons
       Executive Vice President and Chief Financial Officer

                                                                    Exhibit 10.1

                        AMENDMENT TO EMPLOYMENT AGREEMENT



     WHEREAS, Valero Energy Corporation, a Delaware corporation ("Valero"), and William E. Greehey, a resident of San Antonio, Texas ("Mr. Greehey") have entered into an Employment Agreement (the "Employment Agreement") dated March 25, 1999;

     WHEREAS, the parties desire to amend Section 7. of the Employment Agreement to extend the time periods for certain post-retirement benefits;

     NOW THEREFORE, the parties agree that Section 7.(d) of the Employment Agreement is hereby amended and restated as follows:

     "(d) Working Facilities/Tax Planning. Valero shall provide Mr. Greehey with
(i) off-site office facilities and secretarial and other office services reasonably commensurate with Mr. Greehey's position as retired Chief Executive Officer of Valero, and (ii) tax planning services, by an independent certified public accounting firm, of the type furnished to executive officers of Valero. The foregoing shall be provided to Mr. Greehey until he provides notice to Valero that he no longer desires such office facilities or tax planning services."

     IN WITNESS WHEREOF, the Parties have executed this Amendment to Employment Agreement this the 3rd day of October, 2002.



VALERO ENERGY CORPORATION



By:  /s/ Keith D. Booke                    x:  /s/ William E. Greehey
   -------------------------------           ---------------------------------
     Keith D. Booke                            WILLIAM E. GREEHEY
     Executive Vice President and
     Chief Administrative Officer

                                                                    Exhibit 12.1

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (Millions of Dollars, Except Ratios)

                                                 Nine Months
                                                   Ended
                                                September 30,                           Years Ended December 31,
                                                                 ----------------------------------------------------------------
                                                    2002           2001           2000           1999           1998        1997
                                                    ----           ----           ----           ----           ----        ----

Earnings:
Income from  continuing  operations
  before income tax expense,
  adjustment  for minority interest in
  consolidated partnership and income
  from equity investees....................      $  34.5       $   913.0        $ 530.4        $  17.9       $ (77.8)     $ 175.2
Add:
  Fixed charges............................        290.3           143.2          114.6           80.2          53.7         57.3
  Amortization of capitalized interest.....          4.2             5.3            5.1            5.2           4.9          4.9
  Distributions from equity investees......          2.9             2.8            9.2            4.0           0.5          1.4
Less:
  Interest capitalized.....................        (13.2)          (10.6)          (7.4)          (5.8)         (5.3)        (1.7)
  Distributions on preferred securities
    of subsidiary trusts...................        (22.5)          (13.4)          (6.8)             -             -            -
  Minority interest in net income of
   consolidated partnership................        (10.4)              -              -              -             -            -
                                                   -----         -------          -----          -----          ----        -----
Total earnings.............................      $ 285.8       $ 1,040.3        $ 645.1        $ 101.5       $ (24.0)     $ 237.1
                                                   =====         =======          =====          =====          ====        =====

Fixed charges:
  Interest expense, net (1)................      $ 204.8         $  88.5        $  76.3         $ 55.4        $ 32.5       $ 42.4
  Interest capitalized.....................         13.2            10.6            7.4            5.8           5.3          1.7
  Rental expense interest factor (2).......         49.8            30.7           24.1           19.0          15.9         13.2
  Distributions on preferred securities
    of subsidiary trusts...................         22.5            13.4            6.8              -             -           -
                                                   -----           -----          -----           ----          ----         ----
Total fixed charges........................      $ 290.3         $ 143.2        $ 114.6         $ 80.2        $ 53.7       $ 57.3
                                                   =====           =====          =====           ====          ====         ====

Ratio of earnings to fixed charges (3).....          1.0x(4)         7.3x           5.6x           1.3x            -(5)       4.1x
                                                     ===             ===            ===            ===             =          ===

(1) During 1995 through September 1997, Valero guaranteed its pro rata share of the debt of Javelina Company, an equity method investee in which Valero holds a 20% interest. The interest expense related to the guaranteed debt is not included in the computation of the ratio as Valero was not required to satisfy the guarantee.
(2) The interest portion of rental expense represents one-third of rents, which is deemed representative of the interest portion of rental expense.
(3) Valero paid no dividends on preferred stock with respect to its continuing operations during the periods indicated; therefore, the ratio of earnings to combined fixed charges and preferred stock dividends is the same as the ratio of earnings to fixed charges.
(4) For the nine months ended September 30, 2002, earnings were insufficient to cover fixed charges by $4.5 million.
(5) For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $77.7 million. This deficiency was due primarily to a $170.9 million pre-tax charge to earnings to write down the carrying amount of Valero's inventories to market value. Excluding the effect of the inventory write-down, the ratio of earnings to fixed charges would have been 2.7x.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero Energy Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William E. Greehey, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/  William E. Greehey
------------------------------------
William E. Greehey
Chief Executive Officer and President
November 13, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero Energy Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Gibbons, Executive Vice President and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


    /s/  John D. Gibbons
---------------------------------------
John D. Gibbons
Executive Vice President and Chief Financial Officer
November 13, 2002