Form 10-K
period 2002-12-31
VALERO ENERGY CORP/TX
filed 2003-03-21
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.01 par value, and Preferred Share Purchase Rights, listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). Yes X No_

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $4.0 billion based on the last sales price quoted as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2003, 107,634,756 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Valero intends to file with the Securities and Exchange Commission in March 2003 a definitive Proxy Statement for Valero's Annual Meeting of Stockholders scheduled for April 24, 2003, at which directors of Valero will be elected. Portions of the 2003 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

                              CROSS-REFERENCE SHEET


The following table indicates the headings in the 2003 Proxy Statement where the information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption                               Heading in 2003 Proxy Statement
------------------------------                               -------------------------------

10. Directors and Executive Officers of the
       Registrant....................................    Proposal  No.  1  - Election of Directors, Information
                                                         Concerning Nominees and Other Directors and Section 16(a)
                                                         Beneficial Ownership Reporting Compliance

11. Executive Compensation...........................    Executive Compensation, Report of the Compensation
                                                         Committee of the Board of Directors on Executive
                                                         Compensation and Performance Graph

12. Security Ownership of Certain Beneficial
       Owners and Management and Related
       Stockholder Matters...........................    Beneficial Ownership of Valero Securities

13. Certain Relationships and Related
       Transactions..................................    Certain Relationships and Related Transactions



Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.

                                    CONTENTS
                                                                                                    PAGE


PART I
Items 1. & 2.     Business & Properties........................................................       4
                    Recent Developments........................................................       5
                    Segments...................................................................       6
                    Valero's Operations........................................................       7
                    Competition................................................................      15
                    Environmental Matters......................................................      15
                    Employees..................................................................      17
                    Properties.................................................................      17
                    Executive Officers of the Registrant.......................................      18
Item 3.           Legal Proceedings............................................................      19
Item 4.           Submission of Matters to a Vote of Security Holders..........................      22

PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters........      23
Item 6.           Selected Financial Data......................................................      24
Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................      25
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................      50
Item 8.           Financial Statements and Supplementary Data..................................      55
Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...................................................     112

PART III
Item 10.          Directors and Executive Officers of the Registrant...........................     112
Item 11.          Executive Compensation.......................................................     112
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters............................................     112
Item 13.          Certain Relationships and Related Transactions...............................     112
Item 14.          Controls and Procedures......................................................     112

PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............     113

Signatures        .............................................................................     118

Certifications    .............................................................................     120

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this report. These forward-looking statements generally can be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions.

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


                                     PART I

ITEMS 1. & 2. BUSINESS & PROPERTIES

Valero Energy Corporation(1) is a Fortune 500 company based in San Antonio, Texas with approximately 20,000 employees and annual revenues of nearly $27 billion. Valero's common stock trades on the New York Stock Exchange under the symbol "VLO." Valero's principal executive offices are located at One Valero Place, San Antonio, Texas, 78212, and its telephone number is (210) 370-2000. When used in this report, the term "Valero" may refer, depending upon the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Valero's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge on Valero's internet website at http://www.valero.com as soon as reasonably practicable after Valero electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Valero is one of the top three U.S. refining companies in terms of refining capacity, and is the largest independent refining and marketing company in the United States. Valero owns and operates 12 refineries in the United States and Canada with a combined throughput capacity of approximately 1.9 million barrels per day (BPD) and total crude oil capacity of approximately 1.5 million BPD. Valero's refining network extends from eastern Canada to the U.S. Gulf Coast and West Coast. Valero produces premium, environmentally clean products such as reformulated

-------------------
(1) Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. On August 1, 1997, Valero's name was changed from Valero Refining and Marketing Company to Valero Energy Corporation.

gasoline  (RFG),  gasoline  meeting the  specifications  of the  California  Air
Resources Board (CARB), CARB diesel fuel, low-sulfur diesel fuel and oxygenates.(2) Valero also produces a substantial slate of conventional gasolines, distillates, jet fuel, asphalt and petrochemicals.

Valero is also a leading marketer of refined products. Valero markets branded and unbranded refined products on a wholesale basis in the United States and Canada through an extensive bulk and rack marketing network. Valero also markets refined products and convenience store merchandise through a network of approximately 4,100 retail outlets in the United States and Canada under various brand names including Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's business tends to be seasonal to the extent of increased demand for gasoline during the summer driving season and, in the northeast regions, increased demand for home heating oil during the winter months.

Through agreements with Valero L.P., Valero also has access to a logistics system that complements Valero's refining and marketing assets in the U.S. Gulf Coast and Mid-Continent regions. Valero owns approximately 49 percent (including the general partner interest) of Valero L.P., a master limited partnership that owns and operates crude oil pipelines, crude oil and intermediate feedstock storage facilities, and refined product pipelines and terminals primarily in Texas, Oklahoma, New Mexico and Colorado. Units of Valero L.P. are listed on the New York Stock Exchange under the symbol "VLI."

                               RECENT DEVELOPMENTS

Valero L.P. Common Units and Debt Offering. Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of approximately $211 million and completed a private placement of $250 million of debt. The net proceeds from those offerings, combined with borrowings under Valero L.P.'s credit facility, were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero discussed below.

Redemption of Common Units and Amendment to Partnership Agreement. Following the equity and debt offerings discussed above, Valero L.P. redeemed approximately
3.8 million of its common units from subsidiaries of Valero, effectively reducing Valero's ownership of Valero L.P. from approximately 73 percent to approximately 49 percent. At the same time, Valero L.P. also amended its partnership agreement to state that the general partner of Valero L.P. may be removed by the vote of the holders of at least 58 percent of Valero L.P.'s common and subordinated units, excluding the units held by affiliates of its general partner. As a result of the partnership agreement changes and the issuance and redemption of Valero L.P. common units, Valero will cease consolidation of Valero L.P.

Contribution of Storage Tanks and Pipeline System. Following the equity and debt offerings and the common unit redemption discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero's Corpus Christi, Texas City and Benicia refineries for approximately $200 million in cash. The storage tanks have a capacity of approximately 11 million barrels. Valero also contributed to Valero L.P. a refined products pipeline system for approximately $150 million in cash. The three-pipeline system connects Valero's Corpus Christi and Three Rivers refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. In connection with the contribution of these assets, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P.

---------------
(2) "Oxygenates" are liquid hydrocarbon compounds containing oxygen. Gasoline that contains oxygenates ususally has lower carbon monoxide emissions than conventional gasoline. MTBE (methyl tertiary butyl either) is an oxygenate-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines.

Acquisition of Ultramar Diamond Shamrock Corporation. Effective December 31, 2001, Valero completed the merger of Ultramar Diamond Shamrock Corporation (UDS) into Valero Energy Corporation, with Valero being the surviving corporation. The transaction is referred to in this report as the UDS Acquisition. In the merger, each outstanding share of UDS common stock, other than treasury shares (which were cancelled) and shares in employee benefit plans (which were converted directly into Valero common stock), was converted into the right to receive, at the shareholder's election but subject to proration, either (i) cash, (ii) a number of shares of Valero common stock, or (iii) a combination of cash and Valero common stock, in each case having a value equal to the sum of $27.50 and ..614 shares of Valero common stock (valued at the average closing Valero common stock price over a ten trading-day period ending three days prior to the merger). Merger consideration paid by Valero to UDS shareholders included approximately $2.1 billion in cash and 45.9 million shares of Valero common stock (based on an average Valero common stock price of $35.78 during the measurement period).

UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries, including two in Texas, two in California and one each in Oklahoma, Colorado and Quebec with a combined throughput capacity of approximately 850,000 BPD. UDS marketed refined products and a broad range of convenience store merchandise through a wide network of convenience stores in the United States and eastern Canada. UDS's Northeast operations also included a retail home heating oil business.

As a condition to approval of the UDS Acquisition, the Federal Trade Commission required Valero to sell UDS's 168,000 BPD Golden Eagle Refinery located in the San Francisco Bay Area, its related wholesale marketing business, and 70 associated Beacon- and Ultramar-branded retail sites in Northern California. Valero sold these assets on May 17, 2002 to Tesoro Refining and Marketing Company for $1.075 billion. See Note 6 of Notes to Consolidated Financial Statements.

                                    SEGMENTS

Valero's primary reportable business segments are refining and retail. Valero's refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The refining segment is segregated geographically into the Gulf Coast, Mid-Continent, West Coast and Northeast regions. Valero's retail segment includes company-operated convenience stores, Canadian dealers/jobbers, truckstop facilities, cardlocks and home heating oil operations. The retail segment is also segregated geographically. Valero's retail operations in the northeastern United States and eastern Canada are referred to as the Northeast System, and Valero's remaining retail operations in the United States are referred to as the U.S. System. See Note 20 of Notes to Consolidated Financial Statements for financial information about Valero's segments.

                               VALERO'S OPERATIONS

REFINING

Valero's refining operations include 12 refineries with a combined total throughput capacity of approximately 1.9 million BPD. The following table lists the location of each of Valero's refineries and its respective feedstock throughput capacity.


              Refinery              Location           Throughput  Capacity (a)
                                                         (barrels per day)
                                                         ----------------
        Gulf Coast:
              Corpus Christi         Texas                    340,000
              Texas City             Texas                    243,000
              Houston                Texas                    135,000
              Three Rivers           Texas                     98,000
              Krotz Springs        Louisiana                   85,000
                                                              -------
                                                              901,000
                                                              -------

        West Coast:
              Benicia             California                  180,000
              Wilmington          California                  140,000
                                                              -------
                                                              320,000
                                                              -------
        Mid-Continent:
              McKee                  Texas                    170,000
              Ardmore              Oklahoma                    85,000
              Denver               Colorado                    27,000
                                                              -------
                                                              282,000
                                                              -------

        Northeast:
              Jean Gaulin        Quebec, Canada               215,000
              Paulsboro            New Jersey                 195,000
                                                              -------
                                                              410,000
                                                              -------

        Total                                               1,913,000
                                                            =========

     --------
     (a) Throughput capacity includes crude oil, intermediates and other feedstocks. Total crude oil capacity is approximately 1,500,000 BPD.

Valero's refineries produce gasolines, distillates, asphalt and other refined products. Gasolines and blendstocks represent about 55 percent of Valero's refined product slate. Distillates - such as home heating oil, diesel fuel and jet fuel - represent about 30 percent, while asphalt, lubricants, petrochemicals and other heavy products comprise the remaining 15 percent. Of the gasoline that Valero produces, about 40 percent is reformulated gasoline and CARB gasoline, which sell at a premium over conventional grades of gasoline. About 75 percent of Valero's distillate slate is low-sulfur diesel, CARB diesel and jet fuel, which sell at a premium over high-sulfur heating oil.

   GULF COAST

Valero's Gulf Coast refining region includes the Corpus Christi Refinery, the Texas City Refinery, the Houston Refinery, the Three Rivers Refinery and the Krotz Springs Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the five refineries in this region for the year ended December 31, 2002.

               Combined Gulf Coast Region Feedstocks and Products
                                   2002 Actual
                                   -----------
                                                      Percentage
                                                      ----------
Feedstocks:
            sour crude oil                                48%
            sweet crude oil                               21%
            residual fuel oil                             11%
            other feedstocks and blendstocks              20%
Products:
            gasolines and blendstocks                     55%
            distillates                                   25%
            petrochemicals                                 5%
            lubes and asphalts                             3%
            other products                                12%


Corpus Christi Refinery. The Corpus Christi Refinery is located along the Corpus Christi Ship Channel on the Texas Gulf Coast. The refinery is composed of two plants, Valero's flagship West Plant and the recently acquired East Plant. The West Plant is a highly complex refinery that specializes in processing primarily lower-cost sour crude oil and residual fuel oil (resid) into premium products such as RFG and CARB gasoline. Valero has substantially integrated the operations of the West Plant and the East Plant, allowing for the transfer of various feedstocks and blending components between the plants and the sharing of resources. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Corpus Christi Ship Channel. In addition, the refinery has an eight-bay truck rack for servicing local markets and ultimately uses the Colonial, Explorer, Valley and other major pipelines - including Valero L.P.'s pipelines - for distribution of its products.

Texas City Refinery. The Texas City Refinery is located approximately 40 miles southeast of Houston on the Texas City Ship Channel. The Texas City Refinery processes primarily lower-cost sour crude oils into a wide slate of products. A 45,000 BPD coking unit and related facilities are being constructed at the refinery and are expected to be operational in late 2003. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deep-water docking facilities along the Texas City Ship Channel and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

Houston Refinery. The Houston Refinery is located on the Houston Ship Channel. The refinery typically receives its feedstocks via tanker at deep-water docking facilities along the Houston Ship Channel. The refinery primarily delivers its products through major product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

Three Rivers Refinery. The Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from domestic sources through third-party pipelines. A 70-mile pipeline that can deliver 120,000 BPD of crude oil connects the Three Rivers Refinery to Corpus Christi. Valero distributes refined products produced at this refinery primarily through pipelines owned by Valero L.P.

Krotz Springs Refinery. The Krotz Springs Refinery is located between Baton Rouge and Lafayette, Louisiana on the Atchafalaya River. The refinery's location provides access to upriver markets on the Mississippi River, and its docking facilities along the Atchafalaya River are sufficiently deep to allow barge access. The facility also uses the Colonial pipeline to transport products to markets in the Southeast and Northeast.

   WEST COAST

Valero's West Coast refining region includes the Benicia Refinery and the Wilmington Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2002.

               Combined West Coast Region Feedstocks and Products
                                   2002 Actual
                                   -----------
                                                      Percentage
                                                      ----------
Feedstocks:
            sour crude oil                                66%
            sweet crude oil                                3%
            residual fuel oil                              0%
            other feedstocks and blendstocks              31%
Products:
            gasolines and blendstocks                     65%
            distillates                                   19%
            petrochemicals                                 0%
            lubes and asphalts                             3%
            other products                                13%

Benicia Refinery. The Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It is a highly complex refinery that processes sour crude oils into a high percentage of premium products, primarily CARB gasoline. The refinery can receive crude oil supplies via a deep-water dock that can berth large crude oil carriers and a 20-inch crude oil pipeline connected to a southern California crude oil delivery system. Most of the refinery's products are distributed via the Kinder Morgan pipeline in California.

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

     MID-CONTINENT

Valero's Mid-Continent refining region includes the McKee Refinery, the Ardmore Refinery and the Denver Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2002.

              Combined Mid-Continent Region Feedstocks and Products
                                   2002 Actual
                                   -----------
                                                      Percentage
                                                      ----------
Feedstocks:
            sour crude oil                               20%
            sweet crude oil                              74%
            residual fuel oil                             0%
            other feedstocks and blendstocks              6%
Products:
            gasolines and blendstocks                    59%
            distillates                                  27%
            petrochemicals                                3%
            lubes and asphalts                            8%
            other products                                3%


McKee Refinery. The McKee Refinery is located in the Texas Panhandle. The McKee Refinery has access to crude oil from Texas, Oklahoma, Kansas and Colorado through Valero L.P.'s pipelines and third-party pipelines. The refinery also has access at Wichita Falls, Texas to third-party pipelines that transport crude oil from the Texas Gulf Coast and West Texas to the Mid-Continent region. The refinery distributes its products primarily via Valero L.P.'s pipelines to markets in North Texas, New Mexico, Arizona, Colorado and Oklahoma.

Ardmore Refinery. The Ardmore Refinery is located in Ardmore, Oklahoma, approximately 90 miles from Oklahoma City. Crude oil is delivered to the refinery through Valero L.P.'s crude oil gathering and trunkline systems, third-party pipelines and trucking operations. Refined products are transported via pipelines, rail cars and trucks.

Denver Refinery. The Denver Refinery is located outside Denver, Colorado. Crude oil for the refinery is supplied by a third-party pipeline and by truck. The refinery benefits from a refined product pipeline that runs from the McKee Refinery, which enhances flexibility of operations at both refineries.

   NORTHEAST

Valero's Northeast refining region includes the Jean Gaulin Refinery in Quebec, Canada and the Paulsboro Refinery in New Jersey. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2002.

                Combined Northeast Region Feedstocks and Products
                                   2002 Actual
                                   -----------
                                                      Percentage
                                                      ----------
Feedstocks:
            sour crude oil                               38%
            sweet crude oil                              57%
            residual fuel oil                             0%
            other feedstocks and blendstocks              5%
Products:
            gasolines and blendstocks                    42%
            distillates                                  38%
            petrochemicals                                1%
            lubes and asphalts                            6%
            other products                               13%

Jean Gaulin Refinery. Valero's Jean Gaulin Refinery is located in Levis, Canada (near Quebec City). The refinery receives crude oil by ship at its deep-water dock on the St. Lawrence River. Valero charters large ice-strengthened, double-hulled crude oil tankers that can navigate the St. Lawrence River year-round. The refinery's production is transported primarily by unit trains to markets in Quebec and New Brunswick, and by tankers and trucks to markets in Canada's Atlantic Provinces.

Paulsboro Refinery. The Paulsboro Refinery is located in Paulsboro, New Jersey approximately 15 miles south of Philadelphia on the Delaware River. The refinery processes primarily sour crude oils into a wide slate of products including gasoline, distillates, a variety of lube oil basestocks, asphalt and fuel oil. Feedstocks and refined products are typically transported by tanker and barge via refinery-owned dock facilities along the Delaware River, Exxon Mobil Corporation's product distribution system, an onsite truck rack and the Colonial pipeline, which allows products to be sold into the New York Harbor market.

     WHOLESALE MARKETING

Valero is a leading wholesale marketer of unbranded and branded refined products. Valero markets on a wholesale basis in about 40 U.S. states and Canada primarily through an extensive bulk and rack marketing network. Approximately 90% of Valero's gasoline and distillate production is distributed through bulk (60%) and rack (30%) channels. Approximately 75% of Valero's wholesale volumes are sold through unbranded channels; the remainder is sold through approximately 1,800 branded sites in the United States under several brand names including
Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero expects to consolidate the number of brands used in its various markets. For the wholesale branded sites, Valero intends to move to the Valero(R) and Beacon(R) brands in California, and to the Valero(R) and Shamrock(R) brands in the Northeast United States. In the Mid-Continent and Southwest regions, Valero will use the Diamond Shamrock(R) and Shamrock(R) brands. Valero's Canadian wholesale operations will continue to use the Ultramar(R) brand.

Valero's bulk gasoline and distillate sales are made to various oil companies and gasoline distributors and are transported by pipeline, barges and tankers. The principal purchasers of Valero's transportation fuels from terminal truck racks are wholesalers, distributors, retailers and end users (such as railroads, airlines and utilities) throughout the United States. Most of Valero's refineries have access to deep-water transportation facilities, and all interconnect with common-carrier pipeline systems, allowing Valero to sell products in most major geographic regions of the United States and eastern Canada.

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

Valero also sells a variety of other products produced at its refineries including asphalt, lube base oils and commodity petrochemicals. These products are transported via pipelines, barges, trucks and railcars. Valero produces and markets approximately 60,000 BPD of asphalt to customers in the paving and roofing industries. Valero is the second largest producer of asphalt in the United States. Valero produces asphalt at nine refineries and markets asphalt from coast to coast in 20 states through 13 terminal facilities.

Lube base oils are produced at Valero's Paulsboro Refinery and are sold to a variety of customers, including ExxonMobil under a long-term agreement. ExxonMobil purchases about 50% of the refinery's lube oil production with the balance sold to independent motor oil and industrial lubricant customers.

Valero produces and markets a variety of commodity petrochemicals including aromatic solvents (benzene, toluene, and xylene), refinery- and chemical-grade propylene and anhydrous ammonia. Aromatic solvents and propylene are sold to customers in the chemical industry for further processing into such products as paints, plastics and adhesives. Ammonia, produced at Valero's McKee Refinery, is sold to customers in the agriculture industry to be used as fertilizer.

No customer accounted for more than 10 percent of Valero's total operating revenues in 2002.

     FEEDSTOCK SUPPLY

Valero processes a wide slate of feedstocks including sour crude oils, intermediates and resid, which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. Sour crude oils and resid represent approximately 60 percent of Valero's present feedstock slate, sweet crude oils represent approximately 30 percent, and the remaining 10 percent is composed of blendstocks and other feedstocks.

About two-thirds of Valero's crude oil feedstock requirements are purchased through term contracts. The remainder of Valero's feedstock requirements are generally purchased on the spot market. Valero's term supply agreements include arrangements to purchase feedstocks directly or indirectly from various foreign national oil companies (including feedstocks originating in Saudi Arabia, Mexico, Iraq, Kuwait, Venezuela and Africa) and domestic integrated oil companies at market-related prices. Valero uses the futures market to manage the price risk inherent in purchasing crude oil in advance of its delivery date and in maintaining Valero's inventories.

Valero's U.S. network of crude oil pipelines and terminals (including those facilities owned by Valero L.P.) allows Valero to acquire crude oil from producing leases, domestic crude oil trading centers and ships delivering cargoes of foreign and domestic crude oil. The network also allows Valero to transport crude oil supplies to many of its U.S. refineries at a competitive cost (compared to facilities that lack proprietary supply networks). Valero's Jean Gaulin Refinery relies on foreign crude oil that is delivered to its St. Lawrence River dock facility by ship.

Valero's cost to acquire feedstocks, and the price for which Valero ultimately can sell refined products, depend on a number of factors beyond Valero's control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, competitive fuels, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.

VALERO L.P.

Through agreements with Valero L.P., Valero has access to a logistics system that complements its refining and marketing business in the U.S. Gulf Coast and Mid-Continent regions. Valero L.P. is a master limited partnership that owns almost 800 miles of crude oil pipelines, 8 crude oil and intermediate feedstock storage facilities, approximately 3,300 miles of refined product pipelines and 18 refined product terminals. Valero assumed its ownership interest in Valero L.P. (formerly known as "Shamrock Logistics, L.P.") upon completion of the UDS Acquisition. At December 31, 2002, Valero owned approximately 73 percent of Valero L.P. As discussed above under the caption "Recent Developments," on March 18, 2003, Valero reduced its ownership of Valero L.P. to approximately 49 percent. Valero's present ownership includes 100 percent of the general partner interest in Valero L.P. Valero L.P. is generally referred to in this report as the Partnership.


The Partnership's revenues for the year ended December 31, 2002, were $118.5 million. The Partnership generates revenues from its pipeline operations by charging tariffs for transporting crude oil and refined products through its pipelines. The Partnership also generates revenues from its terminalling operations by charging a terminalling fee to its customers. Terminalling fees are earned when refined products enter the Partnership's terminals; the fees include the cost of transferring the refined products from the terminal to trucks. An additional fee is charged at the terminals for blending additives into various refined products. The Partnership's primary customer for its pipeline and terminalling operations is Valero. Valero accounted for approximately 99% of the Partnership's revenues in 2002.

The Partnership's refined product pipelines transport the majority of all refined products from Valero's McKee, Three Rivers and Ardmore refineries, directly or indirectly, to markets in Texas, Oklahoma, Colorado, New Mexico, Arizona and other Mid-Continent states. In addition, the Partnership's crude oil pipelines deliver to these three refineries crude oil and other feedstocks, such as gas oil and normal butane, from various points in Texas, Oklahoma, Kansas and Colorado, and provide access to Texas, Gulf Coast and foreign crude oil sources. The Partnership's crude oil and intermediate feedstock storage facilities have an aggregate capacity of almost 14.5 million barrels. They are located in Texas, Oklahoma and California and serve Valero's Corpus Christi, Texas City, McKee, Three Rivers, Ardmore and Benicia refineries. The Partnership's refined product terminals are located in Texas, Colorado, New Mexico and California, and have an aggregate capacity of almost 4 million barrels.

Retail

Valero is one of the largest independent retailers of refined products in the central and southwest United States, with strong brand identification in a 12-state retail area, including Texas, California, Colorado and Oklahoma, and in eastern Canada. Approximately 10% of Valero's gasoline and distillate production is distributed through retail channels. Valero's retail operations are segregated geographically into two groups: the U.S. System and the Northeast System.

For the year ended December 31, 2002, total sales of refined products through the U.S. System's retail sites averaged approximately 142,000 BPD. Valero has about 1,265 company-operated sites in its U.S. System; of these sites, about one-half are owned and one-half are leased. Company-operated stores are operated under a variety of brand names including Corner Store(R), Ultramart(R) and Stop N Go(R). Stores in Valero's U.S. System sell gasoline and diesel fuel under several brand names including Diamond Shamrock(R), Valero(R), Beacon(R), Ultramar(R) and Total(R). In California, Valero intends to convert its retail facilities from the Beacon(R) and Ultramar(R) brands to the Valero(R) brand. In the Mid-Continent and Southwest regions, Valero intends to convert its Total(R)-branded sites to the Diamond Shamrock(R) brand.

The company-operated convenience stores sell, in addition to gasoline and diesel fuels, a wide variety of immediately consumable products such as snacks, candy, beer, fast foods, cigarettes and fountain drinks. Valero has an ongoing program to modernize and upgrade the convenience stores it operates. These efforts are focused primarily on improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, and pump and interior store upgrades. Under a plan adopted by Valero in connection with the UDS Acquisition, Valero conducted a detailed review of its retail network to identify appropriate markets for further investment and to identify under-performing stores where future investment was deemed to be non-strategic. Stores identified in the under-performing group were to be closed or divested, while the remaining stores were further evaluated on a store-by-store basis to determine the level of investment upgrade each would receive. Through this process, 76 stores were re-imaged and upgraded in 2002, approximately 160 stores were closed or divested during the year and approximately 150 additional stores were identified for closure or divestiture.

Valero's Northeast System includes retail operations in the northeastern United States and eastern Canada. In eastern Canada, Valero is a major supplier of refined products serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. For the year ended December 31, 2002, total retail sales of refined products through the Northeast System averaged approximately 77,000 BPD. Gasoline and diesel fuel are sold under the Ultramar(R) brand through a network of approximately 1,100 outlets throughout eastern Canada. Valero plans to continue to use the Ultramar(R) brand in its Canadian markets. As of December 31, 2002, Valero owned (or controlled under long-term leases) nearly 500 stores and distributed gasoline to approximately 600 dealers and independent jobbers. In addition, the Northeast System operates 85 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day.

The Northeast System operations also include one of the largest home heating oil businesses in North America. In 2002, Valero sold home heating oil under the Ultramar(R) brand to approximately 250,000 households in eastern Canada and the northeastern United States.

Valero's competitive retail position is supported by its proprietary credit card program, which had about 900,000 active accounts as of December 31, 2002. Valero uses electronic point-of-sale (POS) credit card processing at substantially all of its company- and dealer-operated stores. POS processing reduces transaction time at the sales counter and lowers Valero's credit card program costs.

                                   COMPETITION

The refining and marketing industry continues to be highly competitive. Valero's competitors include fully integrated major oil companies (e.g., ExxonMobil and ConocoPhillips) and other independent refining and marketing entities (e.g.,
Sunoco and Premcor) that operate in all of Valero's market areas. Many of Valero's competitors are engaged on a national or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Valero's. Such competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of such segments. All of Valero's crude oil and feedstock supplies are purchased from third-party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

Financial returns in the refining and marketing industry depend largely on refining margins and retail fuel margins, both of which fluctuate significantly. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately - or necessarily - reflected in refined product prices. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Valero's ability to process significant amounts of sour crude oils enhances Valero's competitive position in the industry as sour crude oils typically can be purchased at a discount to sweet crude oils.

Valero's retail business faces fierce competition from fully integrated major oil companies that have increased their efforts to capture retail market share in recent years. Valero also competes with large grocery stores and other merchandisers (the so-called "hypermarts") that often sell gasoline at aggressively competitive prices in order to attract customers to their sites. In Quebec, Canada and in the adjacent Atlantic Provinces, Valero is the largest independent retailer of gasoline.

                              ENVIRONMENTAL MATTERS

The principal environmental risks associated with Valero's operations are emissions into the air and releases into the soil, surface water or groundwater. Valero's operations are subject to environmental regulation by the U.S.
Environmental Protection Agency (EPA) and numerous federal, state and local authorities under extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention and characteristics and compositions of fuels. The significant federal laws applicable to Valero's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act
(RCRA). A discussion of significant environmental regulations affecting Valero's operations follows.

EPA's "Tier II" Gasoline and Diesel Standards. The EPA's "Tier II" gasoline standard, adopted under the Clean Air Act, requires the sulfur content in gasoline to be reduced in phases from approximately 300 parts per million (beginning in 2004) to 30 parts per million by 2006. In addition, the EPA's Tier II diesel standard requires the sulfur content of diesel fuel sold to highway consumers to be reduced from 500 parts per million to 15 parts per million beginning in 2006. Modifications will be required at most of Valero's refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of about $1 billion will be required between now and 2006 for Valero to meet the new Tier II specifications. This includes approximately $300 million for related projects at two Valero refineries to improve refinery yield and octane balance and to provide hydrogen as part of the process of removing sulfur during the production of gasoline and diesel. Valero expects that such estimates will change as additional engineering analyses are completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include Valero's ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates, both in the U.S. and Canada.

EPA's Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to
Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding, it also has been discussing the possibility of settlement with the EPA regarding this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Houston/Galveston SIP. Valero's Houston and Texas City Refineries are located in the Houston/Galveston area which is classified as "severe nonattainment" for compliance with EPA air-quality standards for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the EPA's ozone standards by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90 percent. Certain industry and business groups challenged the plan based on technical feasibility of the 90 percent NOx control and its effectiveness in meeting the ozone standard. In December 2002, the Texas
Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative requires an 80 percent reduction in NOx emissions and a 64 percent reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA scrutiny and approval. Valero's Texas City and Houston Refineries will be required to install NOx and HRVOC control and monitoring equipment and practices by 2007, at a cost estimated by Valero to be approximately $60 million based on the proposed TCEQ approach.

MTBE Restrictions. The presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE poses a possible health risk. As a result of heightened public concern, California passed initiatives to ban the use of MTBE as a gasoline component in California by the end of 2003. The California Air Resources Board's specifications for CARB Phase III gasoline will become effective at the beginning of 2004. Valero estimates that the cost to permit and modify its California refineries to comply with CARB Phase III gasoline specifications and eliminate MTBE as a gasoline component is approximately $60 million. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major non-California MTBE-producing facilities could be modified to produce other octane enhancing products for a capital investment of approximately $35 million.

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2002, Valero's capital expenditures attributable to compliance with environmental regulations were approximately $130 million, and are currently estimated to be approximately $500 million for 2003 and approximately $570 million for 2004. These estimates for 2003 and 2004 do not include amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

Governmental regulations are complex, are subject to different interpretations and are becoming increasingly more stringent. Therefore, future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, because certain air emissions at Valero's refineries have been grandfathered under particular environmental laws, any major upgrades at any of its refineries could require potentially material additional expenditures to comply with environmental laws and regulations.

                                    EMPLOYEES

As of February 28, 2003, Valero had 19,947 employees, including salaried and hourly employees, of which 16,451 were employed in the United States and 3,496 were employed in Canada.

                                   PROPERTIES

Valero's principal properties are described above under the caption "Valero's Operations." In addition, Valero owns feedstock and refined product storage facilities in various locations. Valero believes that its properties and facilities are generally adequate for its operations and that its facilities are maintained in a good state of repair. Valero is the lessee under a number of cancelable and non-cancelable leases for certain properties, including the Benicia Refinery dock facility, office facilities, retail facilities, transportation equipment and various assets used to store, transport and produce refinery feedstocks and/or refined products. See Note 22 of Notes to Consolidated Financial Statements.

Valero's patents relating to its refining operations are not material to Valero as a whole. The trademarks and tradenames under which Valero conducts its retail and branded wholesale business - specifically Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R), Corner Store(R), Ultramart(R), Stop N Go(R) and ValPar(TM) - and other trademarks employed in the marketing of petroleum products are important to Valero's wholesale and retail marketing operations.

Valero currently has approximately 150 company-operated convenience stores and supplies approximately 450 distributor-owned sites under a brand license agreement with TotalFinaElf for use of the Total(R) brand. The Total-branded sites are located primarily in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Under Valero's license agreement with TotalFinaElf, Valero's rights to use the Total(R) brand will expire in various states from year to year through 2007. Valero believes that it can successfully convert, when necessary, from the Total(R) brand to the Diamond Shamrock(R) or Shamrock(R) brand without adversely impacting Valero's operations.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          Name             Age   Positions Held with Valero                                    Officer Since
          ----             ---   --------------------------                                    -------------

   William E. Greehey      66    Chairman of the Board and Chief Executive Officer                 1979
   Gregory C. King         42    President                                                         1997
   Keith D. Booke          44    Executive Vice President and Chief Administrative Officer         1997
   John D. Gibbons         49    Executive Vice President and Chief Financial Officer              1997
   William R. Klesse       56    Executive Vice President and Chief Operating Officer              2001


Mr. Greehey has served as Chairman of the Board and Chief Executive Officer, and at various times, President of Valero and its former parent company since 1979. Most recently, he was President of Valero from the end of 1998 to January 2003. Mr. Greehey is also Chairman of the Board of the managing general partner of Valero L.P.

Mr. King was elected President in January 2003. He previously served as Executive Vice President and General Counsel since September 2001, and prior to that time he served as Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer from 1999 to January 2001. He was elected Vice President and General Counsel of Valero in 1997. He joined Valero's former parent in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

Mr. Booke was elected Executive Vice President and Chief Administrative Officer in January 2001. He was first elected as Chief Administrative Officer in 1999. Prior to that, he had served as Vice President-Administration and Human Resources of Valero since 1998, Vice President-Administration of Valero since 1997 and Vice President-Investor Relations of Valero's former parent since 1994. He joined Valero's former parent in 1983.

Mr. Gibbons was elected Executive Vice President and Chief Financial Officer in January 2001. He was first elected as Chief Financial Officer in 1998. Previously, he was elected Vice President - Finance and Treasurer of Valero in 1997 and was elected Treasurer of Valero's former parent in 1992. He joined Valero's former parent in 1981.

Mr. Klesse was elected Executive Vice President and Chief Operating Officer in January 2003. He previously served as Executive Vice President - Refining and Commercial Operations of Valero since the closing of the UDS Acquisition on December 31, 2001. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that he served as an Executive Vice President for UDS since February 1995, overseeing operations, refining, product supply and logistics.

ITEM 3.  LEGAL PROCEEDINGS

     Unocal

Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002). In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In 2001, the FTC began an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office
(PTO). On March 4, 2003, the FTC announced that it was filing a complaint against Unocal for antitrust violations. The FTC's complaint seeks an injunction against any future patent enforcement activity by Unocal. Each of the '393 and '126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents. Unocal's patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit.
However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

     MTBE Litigation

Valero is a defendant in various cases alleging MTBE contamination in groundwater in New York and California. The plaintiffs generally allege that refiners and manufacturers of gasoline containing MTBE are liable for manufacturing a defective product. In California, the lawsuits have been filed by local water providers, including the City of Santa Monica, the City of Dinuba and Fruitridge Vista Water Company. In New York, a lawsuit has been filed by the Suffolk County Water Authority. These cases are primarily based on a product liability/product defect theory and seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these suits filed by local water providers would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

     Environmental Proceedings

United States Environmental Protection Agency Region II, In the Matter of: Mobil Oil Corporation, Notice of Violation CAA-02-2001-1305 (May 15, 2001) (Paulsboro Refinery). The EPA issued notices of violation (NOVs) relating to Mobil Oil Corporation's operation of the Paulsboro Refinery prior to Valero's ownership of the refinery. Valero purchased the refinery from Mobil in 1998. The NOVs allege that Mobil performed certain actions on the refinery's fluid catalytic cracking unit (FCCU) without satisfying certain permitting and other requirements under the New Source Review (NSR) provisions of the Clean Air Act. Mobil tendered the NOVs to Valero for indemnification under the refinery purchase agreement between Mobil and Valero. In 2002, an arbitration panel determined that Valero must bear responsibility for the NOVs. EPA has not asserted a specific demand for administrative or civil penalties or equitable relief under the NOVs, but potential penalties under the NOVs could exceed $100,000. Valero is in the process of assuming the defense of these NOVs. Valero believes that it has various legal and equitable defenses in support of its position that no material liability should be borne by Valero with respect to these NOVs.

United States Environmental Protection Agency Region V v. Total Petroleum, Inc. (Alma Refinery). This enforcement action began in September 1997. The allegations pertain to a refinery at Alma, Michigan, owned by Total Petroleum, Inc. (TPI) and include alleged Clean Air Act violations relating to emissions monitoring, reporting and inspection. Other allegations included alleged RCRA violations relating to maintenance of wastewater ponds, storage of hazardous waste, and disposal of wastes. UDS acquired TPI in 1997, and in 1999, UDS closed the Alma Refinery. In April 2000, TPI settled the EPA enforcement action, which required the funding of $9.9 million of specific environmental and economic development projects and the payment of $4.0 million in penalties. A Consent Decree reflecting the settlement was entered by the district court on March 27, 2001. These settlement amounts were fully accrued as of March 31, 2001. In January 2003, Valero finalized the terms of a RCRA corrective-action agreement with the Michigan Department of Environmental Quality as required by the Consent Decree. No additional accruals were recorded by Valero in connection with finalization of the corrective-action agreement.

Bay Area Air Quality Management District (Benicia Refinery). Valero received 14 violation notices (VNs), from April 11, 2002 through July 25, 2002, from the BAAQMD pertaining to Valero's Benicia Refinery. Six of the VNs relate to alleged excess emissions in connection with certain power failures at the refinery in the second quarter of 2002. The remaining VNs allege excess emissions from, or equipment failures at, various units at the refinery. No enforcement orders have been issued. Initial penalties of $277,000 have been proposed by the BAAQMD with respect to this set of VNs. Valero received an additional 17 VNs between August 15, 2002 and February 20, 2003. These VNs also primarily allege excess emissions from, or equipment failure at, various refinery units. No penalties have been assessed with respect to this second set of VNs. Valero is negotiating with the BAAQMD to resolve all of these matters.

Colorado Department of Public Health and Environment (CDPHE) (Denver Refinery). An initial consent order was issued jointly by the CDPHE and EPA in 1989 to Colorado Refining Company (CRC), a wholly owned subsidiary of Valero, and Conoco to address groundwater contamination under the two parties' adjacent refining facilities in Colorado. In 1992, Conoco and CRC received a joint Notice of Additional Work requiring the companies to install interim measures to meet state groundwater standards at Sand Creek (down gradient from both refineries). In 1998, Conoco and CRC received duplicate orders from CDPHE and EPA to install new boundary controls at Sand Creek, to evaluate the need for additional boundary controls and to recover free product under the refineries. CRC has conducted monitoring and other operations to comply with these orders. In January 2003, CRC received a remedial order from CDPHE requiring the installation of interim control measures to contain groundwater at CRC's property boundary and to prevent migration of hydrocarbons offsite. Valero estimates the capital cost of the interim boundary control system (extraction, treatment and reinjection) to be approximately $4.4 million (engineering and construction from 2003 to 2005), with additional operational and maintenance costs of approximately $2.5 million from 2004 to 2012. A final control measure ultimately will be required after the CDPHE completes a study of the interim measure's effectiveness. Valero expects the final measure to be substantially the same as the interim measure, but the final plan will be subject to the results of CDPHE's study and assessment of any continued contamination. Valero does not expect the CDPHE to issue any final order for closure of this matter until after 2012.

Communities for a Better Environment, a California non-profit organization, and Nicole McAdam, on behalf of the general public v. Tosco Corporation, Ultramar Inc., et al., Superior Court of the State of California for the County of San Francisco, Case No. 300595 (filed January 19, 1999). Communities for a Better Environment (CBE) is a non-profit organization that brought this lawsuit under California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as California Proposition 65. Any individual acting in the public interest may enforce Proposition 65 by filing a lawsuit against a business alleged to be in violation of this law. CBE originally filed this suit against 13 energy companies, including Ultramar Inc., a wholly owned subsidiary of Valero. CBE has recently served additional defendants, including two other Valero subsidiaries. CBE alleges violations of the Safe Drinking Water and Toxic Enforcement Act of 1986 at several gasoline stations in California, including alleged releases of benzene and toluene into groundwater. Approximately 30 Valero sites are named in this proceeding. (Valero was also included on the basis of its ownership of the Golden Eagle Refinery following the UDS Acquisition and prior to the sale of that refinery to Tesoro). Plaintiffs seek, among other things, unquantified property damages, remediation, installation of monitoring equipment and attorneys' fees. The judge in this matter ordered a bifurcated proceeding to litigate the claims of CBE; Valero does not expect to litigate the claims pertaining to the Valero sites until 2004. Valero believes that it has valid defenses with respect to several CBE claims but is unable to predict the outcome of this litigation.

Michigan Department of Environmental Quality, et al. v. Imlay City Gas & Oil, Inc. and TPI Petroleum, Inc., 30th State Judicial Circuit Court, Ingham County, Michigan (filed June 28, 2002). This lawsuit is a civil action brought by the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality (MDEQ) to enforce an Administrative Order for Response Activity issued by the MDEQ. The Administrative Order requires the defendants to take specific actions to abate and remedy releases of alleged hazardous substances from a commercial petroleum dispensing station in Tuscola County, Michigan. The defendants are present and prior owners of the station. TPI Petroleum, Inc. (TPI) is a wholly owned subsidiary of Valero. TPI sold the station in 1993 to Imlay City Gas & Oil, Inc. (Imlay). The plaintiffs seek judicial enforcement of the Administrative Order and civil fines of up to $25,000 per day of noncompliance for alleged violations of the Order. Plaintiffs also seek reimbursement for the state's response activity costs and exemplary damages equal to three times the amount of these costs. Valero believes that the liability associated with this matter will be covered by Imlay's indemnity under the agreement between TPI and Imlay for the sale of the station. In a separate ruling, Valero prevailed against Imlay and its owner for indemnification under the sales agreement.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). Valero received several related and unrelated NJDEP Administrative Orders and Notices of Civil Administrative Penalty Assessments (Orders) from February 2002 to December 2002 for alleged noncompliance with certain NJDEP emission limits and NJDEP stack testing, inspection, nuisance and record-keeping requirements. None of the Orders contains proposed penalties in excess of $100,000, but in the aggregate, the Orders' potential penalties could exceed $100,000. Valero has asserted certain defenses to the Orders. Valero is negotiating with the NJDEP to resolve these issues and believes that a majority of these Orders can be settled.

NJDEP (Paulsboro Refinery). In 2002, Valero received four Administrative Orders and Notices of Civil Administrative Penalty Assessments in the aggregate amount of $318,300 from the NJDEP. The penalties are for alleged failures to repair certain leak detection points in the refinery within the 15-day regulatory deadline for repairs, and are based on multiple inspections of the refinery by NJDEP during the fourth quarter of 1999 and from the first through the third quarter of 2002. Valero has asserted certain defenses to the Orders and has taken certain corrective actions with respect to these incidents.

     Other Litigation

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Valero's common stock is traded on the New York Stock Exchange under the symbol "VLO." In connection with the UDS Acquisition on December 31, 2001, approximately 45.9 million shares of Valero common stock were issued to UDS shareholders in exchange for shares of UDS common stock under the terms of the merger agreement (see Note 2 of Notes to Consolidated Financial Statements).

As of February 28, 2003, there were 7,174 holders of record and an estimated 52,000 additional beneficial owners of Valero's common stock.

The following table shows the high and low sales prices of and dividends declared on Valero's common stock for each quarter of 2002 and 2001.

                                    Sales Prices of the
                                       Common Stock              Dividends
                                       ------------                 Per
                                      High        Low          Common Share
                                      ----        ---          ------------
     Quarter Ended
     -------------
     2002:

          December 31.............  $ 38.55    $ 23.15           $ 0.10
          September 30............    38.18      26.10             0.10
          June 30.................    49.47      35.90             0.10
          March 31................    49.97      36.99             0.10

     2001:

          December 31.............  $ 40.44    $ 34.10           $ 0.10
          September 30............    44.06      32.12             0.08
          June 30.................    52.60      34.99             0.08
          March 31................    39.97      31.50             0.08



On January 23, 2003, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable March 12, 2003 to holders of record at the close of business on February 12, 2003. Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated selected financial data for the five-year period ended December 31, 2002 was derived from Valero's audited consolidated financial statements. Certain previously reported amounts have been reclassified to conform to the 2002 presentation. The following table should be read together with the historical consolidated financial statements and accompanying notes included in
Item  8.  Financial   Statements  and  Supplementary   Data  and  with  Item  7.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following summaries are in millions of dollars except for per share amounts:

                                                                         Year Ended December 31,
                                               ----------------------------------------------------------------------------
                                                   2002(a)         2001(b)          2000(c)          1999        1998(d)(e)
                                                   -------         -------          -------          ----        ----------

Operating revenues.........................    $ 26,976.2        $ 14,988.3      $ 14,671.1      $ 7,961.2        $ 5,539.3

Operating income (loss)....................       $ 470.9         $ 1,001.4         $ 611.0         $ 72.0          $ (48.3)

Net income (loss)..........................        $ 91.5           $ 563.6         $ 339.1         $ 14.3          $ (47.3)

Earnings (loss) per common share
 - assuming dilution.......................        $ 0.83            $ 8.83          $ 5.60         $ 0.25          $ (0.84)

Dividends per common share.................        $ 0.40            $ 0.34          $ 0.32         $ 0.32           $ 0.32

Property, plant and equipment, net.........     $ 7,412.0         $ 7,217.3       $ 2,676.7      $ 1,914.1        $ 1,886.0

Goodwill...................................     $ 2,580.0         $ 2,210.5             $ -            $ -              $ -

Total assets...............................    $ 14,465.2        $ 14,399.8       $ 4,307.7      $ 2,979.3        $ 2,725.7

Long-term debt (less current portion)
 and capital lease obligations.............     $ 4,494.1         $ 2,805.3       $ 1,042.4        $ 785.5          $ 822.3

Company-obligated preferred securities
 of subsidiary trusts......................       $ 372.5           $ 372.5         $ 172.5            $ -              $ -

Stockholders' equity.......................     $ 4,308.3         $ 4,202.6       $ 1,527.1       $ 1,084.8       $ 1,085.3

(a)  Includes the operations of UDS beginning January 1, 2002.
(b) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related refined product logistics business beginning June 1, 2001. Property, plant and equipment, net, goodwill, total assets, long-term debt (less current portion) and capital lease obligations, company-obligated preferred securities of subsidiary trusts and stockholders' equity include amounts related to UDS, which was acquired by Valero on December 31, 2001.
(c) Includes the operations related to the Benicia Refinery and the related distribution assets (Distribution Assets) beginning May 16, 2000 and the operations related to service stations included as part of the acquisition from ExxonMobil (Service Stations) beginning June 16, 2000 (combined, the Benicia Acquisition).
(d) Includes the operations of the Paulsboro Refinery beginning September 17, 1998.
(e) The 1998 operating loss includes a $170.9 million write-down of inventories to market value, which resulted in a $111.1 million reduction in net income, or $1.98 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of Valero should be read in conjunction with Items 1. & 2. Business & Properties and Item 8. Financial Statements and Supplementary Data included in this report. In the discussions that follow, all per share amounts assume dilution.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including without limitation the discussion below under the heading "Results of Operations - Outlook," contains certain estimates, predictions, projections, assumptions and other "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "budget," "forecast," "will," "could," "should," "may" and similar expressions. These forward-looking statements include, among other things, statements regarding:

     o the effect of Valero's acquisition of UDS on Valero's business, results of operations and financial position;
     o    future refining margins, including gasoline and heating oil margins;
     o future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
     o expectations regarding feedstock costs, including crude oil discounts and operating expenses;
     o    anticipated levels of crude oil and refined product inventories;
     o Valero's anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on Valero's results of operations;
     o anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada and elsewhere;
     o    expectations regarding environmental and other regulatory initiatives;
          and
     o the effect of general economic and other conditions on refining and retail industry fundamentals.

Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

     o acts of terrorism aimed at either Valero's facilities or other facilities that could impair Valero's ability to produce and/or transport refined products or receive foreign feedstocks;
     o political conditions in crude oil producing regions, including the Middle East;
     o the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
     o    the domestic and foreign supplies of crude oil and other feedstocks;
     o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
     o    the level of consumer demand, including seasonal fluctuations;
     o    refinery overcapacity or undercapacity;

     o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
     o environmental and other regulations at both the state and federal levels and in foreign countries;
     o    the level of foreign imports of refined products;
     o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;
     o changes in the cost or availability of transportation for feedstocks and refined products;
     o the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
     o cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
     o earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;
     o rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
     o the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;
     o changes in the credit ratings assigned to Valero's debt securities and trade credit;
     o changes in the value of the Canadian dollar relative to the U.S. dollar; and
     o    overall economic conditions.

Any one of these factors, or a combination of these factors, could materially affect Valero's future results of operations and whether any forward-looking statements ultimately prove to be accurate. Valero's forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. Valero does not intend to update these statements unless it is required by the securities laws to do so.

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

RESULTS OF OPERATIONS

2002 Compared to 2001

      Financial Highlights (millions of dollars, except per share amounts)

                                                                           Year Ended December 31,
                                                             ----------------------------------------------
                                                               2002 (a)           2001 (b)         Change
                                                               -------            --------         ------

Operating revenues......................................     $ 26,976.2         $ 14,988.3      $ 11,987.9

Cost of sales...........................................      (23,795.0)         (12,745.2)      (11,049.8)
Refining operating expenses:
 Cash (fixed and variable)..............................       (1,331.6)            (845.5)         (486.1)
 Depreciation and amortization..........................         (388.3)            (228.2)         (160.1)
Retail selling expenses:
 Cash...................................................         (647.3)              (5.8)         (641.5)
 Depreciation and amortization..........................          (43.1)              (0.9)          (42.2)
Administrative expenses:
 Cash...................................................         (282.1)            (152.7)         (129.4)
 Depreciation and amortization..........................          (17.9)              (8.6)           (9.3)
                                                               --------           --------        --------
Operating income........................................          470.9            1,001.4          (530.5)
Other income (expense), net.............................            8.6               (4.6)           13.2
Interest and debt expense, net..........................         (285.7)             (88.5)         (197.2)
Minority interest in net income of
 consolidated partnership...............................          (14.1)                 -           (14.1)
Distributions on preferred securities of
 subsidiary trusts......................................          (30.0)             (13.4)          (16.6)
Income tax expense......................................          (58.2)            (331.3)          273.1
                                                               --------           --------        --------
Net income..............................................     $     91.5         $    563.6      $   (472.1)
                                                               ========           ========        ========

Earnings per common share -
 assuming dilution......................................         $ 0.83             $ 8.83         $ (8.00)

Earnings before interest, taxes, depreciation
 and amortization (EBITDA) (c)..........................        $ 878.8          $ 1,221.1        $ (342.3)

Ratio of EBITDA to interest incurred (d)................            2.9x              12.3x           (9.4)x
----------------------------------------------------------------------------------------------------------

The following notes relate to references on pages 27 through 30.
(a)  Includes the operations of UDS beginning January 1, 2002.
(b) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related refined product logistics business beginning June 1, 2001 and excludes operations of UDS which were acquired on December 31, 2001.
(c) A reconciliation of the amounts used for the calculation of EBITDA is included in "Results of Operations - Corporate Expenses and Other."
(d) The ratio of EBITDA to interest incurred is calculated by dividing EBITDA by interest and debt expense incurred.
(e) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(f) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)

                                                                   Year Ended December 31,
                                                           -----------------------------------
                                                            2002 (a)     2001 (b)      Change
                                                            -------      -------       ------

Refining:

Operating income........................................   $ 642.4     $ 1,160.8     $ (518.4)
Throughput volumes (thousand barrels per day)...........     1,595         1,001          594
Throughput margin per barrel............................    $ 4.06        $ 6.12      $ (2.06)
Operating costs per barrel:
 Cash (fixed and variable)..............................    $ 2.29        $ 2.31      $ (0.02)
 Depreciation and amortization..........................      0.66          0.63         0.03
                                                              ----          ----         ----
  Total operating costs per barrel......................    $ 2.95        $ 2.94       $ 0.01
                                                              ====          ====         ====

Charges:
 Crude oils:
   Sour.................................................        45%           62%         (17)%
   Sweet................................................        34            11           23
                                                              ----          ----         ----
    Total crude oils....................................        79            73            6
 Residual fuel oil......................................         5             8           (3)
 Other feedstocks and blendstocks.......................        16            19           (3)
                                                              ----          ----         ----
   Total charges........................................       100%          100%           -%
                                                              ====          ====         ====

Yields:
 Gasolines and blendstocks..............................        55%           53%           2%
 Distillates............................................        27            27            -
 Petrochemicals.........................................         3             3            -
 Lubes and asphalts.....................................         4             4            -
 Other products.........................................        11            13           (2)
                                                              ----          ----         ----
   Total yields.........................................       100%          100%           -%
                                                              ====          ====         ====

Retail - U.S.:
Operating income........................................    $ 58.8         $ 1.9       $ 56.9
Company-operated fuel sites (average)...................     1,359            11        1,348
Fuel volumes (gallons per day per site).................     4,401         6,280       (1,879)
Fuel margin per gallon..................................   $ 0.111       $ 0.302     $ (0.191)
Merchandise sales....................................... $ 1,011.5         $ 3.7    $ 1,007.8
Merchandise margin (percentage of sales)................      27.8%         29.7%        (1.9)%
Margin on miscellaneous sales...........................    $ 44.4           $ -       $ 44.4
Selling expenses........................................   $ 486.0         $ 5.8      $ 480.2

Retail - Northeast:
Operating income........................................    $ 69.7           N/A
Fuel volumes (thousand gallons per day).................     3,235           N/A
Fuel margin per gallon..................................   $ 0.179           N/A
Merchandise sales.......................................    $ 99.0           N/A
Merchandise margin (percentage of sales)................      22.5%          N/A
Margin on miscellaneous sales...........................    $ 16.4           N/A
Selling expenses........................................   $ 161.3           N/A

                   Refining Operating Highlights by Region (e)

                                                                Year Ended December 31,
                                                         ----------------------------------
                                                         2002(a)      2001(b)        Change
                                                         -------      -------        ------

Gulf Coast:
Throughput volumes (thousand barrels per day).....          675          648             27
Throughput margin per barrel......................       $ 4.18       $ 5.70        $ (1.52)
Operating costs per barrel:
 Cash (fixed and variable)........................       $ 2.46       $ 2.10         $ 0.36
 Depreciation and amortization....................         0.77         0.66           0.11
                                                           ----         ----           ----
  Total operating costs per barrel................       $ 3.23       $ 2.76         $ 0.47
                                                           ====         ====           ====

Mid-Continent:
Throughput volumes (thousand barrels per day).....          265          N/A
Throughput margin per barrel......................       $ 4.35          N/A
Operating costs per barrel:
 Cash (fixed and variable)........................       $ 2.12          N/A
 Depreciation and amortization....................         0.55          N/A
                                                           ----
  Total operating costs per barrel................       $ 2.67          N/A
                                                           ====

Northeast:
Throughput volumes (thousand barrels per day).....          355          183            172
Throughput margin per barrel......................       $ 2.86       $ 5.11        $ (2.25)
Operating costs per barrel:
 Cash (fixed and variable)........................       $ 1.53       $ 2.23        $ (0.70)
 Depreciation and amortization....................         0.49         0.52          (0.03)
                                                          -----         ----           ----
  Total operating costs per barrel................       $ 2.02       $ 2.75        $ (0.73)
                                                           ====         ====           ====

West Coast:
Throughput volumes (thousand barrels per day).....          300          170            130
Throughput margin per barrel......................       $ 4.96       $ 8.78        $ (3.82)
Operating costs per barrel:
 Cash (fixed and variable)........................       $ 2.93       $ 3.20        $ (0.27)
 Depreciation and amortization....................         0.77         0.62           0.15
                                                           ----         ----           ----
  Total operating costs per barrel................       $ 3.70       $ 3.82        $ (0.12)
                                                           ====         ====           ====

     Average Market Reference Prices and Differentials (dollars per barrel)

                                                                Year Ended December 31,
                                                        ------------------------------------
                                                         2002 (a)      2001 (b)       Change
                                                         --------      --------       ------
Feedstocks:
 West Texas Intermediate (WTI) crude oil............    $ 26.09        $ 25.93       $ 0.16
 WTI less sour crude oil at U.S. Gulf Coast (f).....     $ 2.53         $ 5.01       $(2.48)
 WTI less Alaska North Slope (ANS) crude oil........     $ 1.37         $ 2.69       $(1.32)


Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI................     $ 4.14         $ 5.07      $ (0.93)
   No. 2 fuel oil less WTI..........................     $ 1.48         $ 3.01      $ (1.53)
   Propylene less WTI...............................     $ 1.69        $ (0.83)      $ 2.52
 U.S. Mid-Continent:
   Conventional 87 gasoline less WTI ...............     $ 5.59         $ 8.43      $ (2.84)
   Low-sulfur diesel less WTI.......................     $ 3.67         $ 7.29      $ (3.62)
 U.S. Northeast:
   Conventional 87 gasoline less WTI................     $ 4.16         $ 5.05      $ (0.89)
   No. 2 fuel oil less WTI..........................     $ 2.41         $ 3.83      $ (1.42)
   Lube oils less WTI...............................    $ 17.57        $ 26.83      $ (9.26)
 U.S. West Coast:
   CARB 87 gasoline less ANS........................    $ 10.06        $ 16.04      $ (5.98)
   Low-sulfur diesel less ANS.......................     $ 5.34         $ 9.05      $ (3.71)


General

Valero's net income for the year ended December 31, 2002 was $91.5 million, or $0.83 per share, compared to net income of $563.6 million, or $8.83 per share, for the year ended December 31, 2001. For the fourth quarter of 2002, Valero's net income was $89.0 million, or $0.81 per share, compared to $51.6 million, or $0.82 per share, for the fourth quarter of 2001. Since the UDS Acquisition was completed on December 31, 2001, the operations of UDS were not included in the 2001 results. In addition, since the Huntway and El Paso Acquisitions were completed on June 1, 2001, the operations related to those acquisitions were included in 2001 results for only the last seven months of 2001.

Operating revenues increased 80% for 2002 compared to 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions and the additional revenues generated from the retail operations acquired in the UDS Acquisition, partially offset by a decline in refined product prices. However, operating income for 2002 declined $530.5 million, or 53%, from the $1.0 billion reported in 2001 due mainly to a $518.4 million decrease in operating income from the refining segment and a
$138.7 million increase in administrative expenses (including related depreciation and amortization expense), partially offset by an increase of $126.6 million in operating income from the retail segment attributable to the retail operations acquired in the UDS Acquisition.

Operating income for 2002 benefited from synergies that were created as a result of the merger between Valero and UDS. The combined company benefited in 2002 from gross margin improvements and from reductions in operating and administrative expenses. The improvement in gross margin resulted primarily from a reduction in inventory levels, yield optimization and procurement initiatives. Operating and administrative expense synergies were achieved mainly from incorporating best practices between the two companies and eliminating salaries and benefits associated with former UDS executives and other employees.

Refining

Operating income for Valero's refining segment declined from $1,160.8 million for the year ended December 31, 2001 to $642.4 million for the year ended December 31, 2002. The decrease in refining segment operating income was due principally to a 34% decline in the throughput margin per barrel attributable to depressed sour crude oil discounts and lower refined product margins in all of Valero's markets.

During 2002, refining operating results were negatively impacted by the following factors:
     o discounts on Valero's sour crude oil feedstocks during 2002 declined approximately 50% from 2001 levels primarily due to OPEC's crude oil production cuts in 2002, which limited the availability of sour crude oil on the world market, whereas 2001 benefited from increased supplies of sour crude oil while demand for sweeter crude oil increased to meet lower sulfur requirements for certain refined products;
     o gasoline and distillate margins declined significantly in all regions of the United States from 2001 to 2002 due to high inventory levels for these products as a result of an increase in gasoline imports, increased gasoline production (particularly in California), an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand. Although gasoline demand increased during the year, high imports of gasoline kept inventories at above-normal levels; and
     o Valero's refinery utilization rates were significantly below its normal operating rates during 2002 as eight of Valero's twelve refineries were affected by turnaround activities. In addition to the scheduled downtime, Valero also experienced significant unplanned maintenance at its refineries during 2002, and production at most of its refineries was reduced at various times during the year due to uneconomic operating conditions.
The above decreases in refining operating income were partially offset by the increased throughput volumes resulting from the UDS, Huntway and El Paso
Acquisitions, an approximate net $76 million benefit resulting from the settlement in June and August 2002 of petroleum products purchase agreements and related hedges, and a $39 million benefit from the liquidation of certain of its LIFO inventories.

Refining cash operating expenses and refining depreciation and amortization expense were 57% and 70% higher, respectively, for the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of the additional refinery operations from the UDS, El Paso and Huntway Acquisitions. However, these operating costs on a per barrel basis remained stable from 2001 to 2002.

Retail

Retail operating income was $128.5 million for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. The 2002 retail operating income includes both the U.S. and Northeast retail operations acquired in the UDS Acquisition. The 2001 retail operations included only 11 northern California retail stores operated by Valero at that time.

During 2002, pursuant to a plan adopted in conjunction with the UDS Acquisition, Valero implemented various changes in its retail operations that benefited results in 2002 and are expected to further benefit future results for the retail segment. As part of these changes, 76 stores were reimaged and upgraded in 2002. These changes also included the closure or divestiture of approximately 160 stores and the identification of an additional 150 stores for closure or divestiture. Gains or losses on closed or divested stores will be recognized to the extent of the difference between any net proceeds received on disposition and the net book value of each store. Since the value assigned to these stores was established as part of the final purchase price allocation for the UDS Acquisition, and due to the short period of time between the UDS Acquisition and the actual or planned disposition, any gains or losses have been and are expected to be insignificant.

Retail cash selling expenses and retail depreciation and amortization expense for the year ended December 31, 2002 were significantly higher than 2001 due to the additional retail stores acquired in the UDS Acquisition.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $138.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was due primarily to additional administrative expenses resulting from the UDS Acquisition and increases in employee salaries and benefits and professional services, partially offset by reduced variable compensation expense as a result of the lower level of operating income recognized during 2002 and the nonrecurrence in 2002 of integration and early retirement costs incurred in 2001 in connection with the UDS Acquisition. For the year ended December 31, 2001, cash administrative expenses for the combined operations of UDS and Valero would have been approximately $323 million compared to approximately $282 million for the year ended December 31, 2002. The reduction in cash administrative expenses was due mainly to synergies resulting from the UDS Acquisition, primarily attributable to the elimination of salaries and benefits associated with former UDS executives and other employees.

Other income (expense), net increased $13.2 million from expense of $4.6 million for the year ended December 31, 2001 to income of $8.6 million for the year ended December 31, 2002 due primarily to a $7.0 million increase in equity income from Valero's investments in joint ventures and $5.9 million of interest income related to the amortization of the discount on the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business.

Net interest and debt expense increased $197.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 due primarily to interest expense on borrowings incurred to finance the UDS Acquisition coupled with interest expense incurred on the debt assumed in the UDS Acquisition, as well as the full-year effect of interest expense on the capital lease obligations associated with the June 1, 2001 El Paso Acquisition.

The minority interest in net income of consolidated partnership of $14.1 million represents the minority unitholders' share of the net income of Valero L.P.

Distributions on preferred securities of subsidiary trusts increased to $30.0 million for the year ended December 31, 2002 from $13.4 million for the year ended December 31, 2001 due to the distributions incurred on the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition.

Income tax expense decreased $273.1 million from 2001 to 2002 mainly as a result of lower operating income and higher interest expense. The effective income tax rate was 39% for 2002 compared to 37% for 2001 due to the impact of the Canadian operations acquired in the UDS Acquisition.

The following is a reconciliation of net income to EBITDA (in millions):

                                                              Year Ended December 31,
                                                              -----------------------
                                                                 2002        2001
                                                                 ----        ----
Net income..............................................      $  91.5    $   563.6
Interest and debt expense:
  Incurred..............................................        301.9         99.1
  Capitalized...........................................        (16.2)       (10.6)
Income tax expense......................................         58.2        331.3
Depreciation and amortization expense...................        449.3        237.7
Noncash interest income from Tesoro notes receivable....         (5.9)           -
                                                                -----      -------
  EBITDA................................................      $ 878.8    $ 1,221.1
                                                                =====      =======



Valero utilizes the financial measure of earnings before interest, income taxes, depreciation and amortization (EBITDA), which is not defined under United States generally accepted accounting principles. Management presents EBITDA in its filings under the Securities Exchange Act of 1934 and its press releases. Management uses this financial measure because it is a widely accepted financial indicator used by some investors and analysts to analyze and compare companies on the basis of operating performance. In addition, EBITDA is used in the computation of certain debt covenant ratios included in Valero's various debt agreements. EBITDA is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or income before income taxes. It should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with United States generally accepted accounting principles. Valero's method of computation of EBITDA may or may not be comparable to other similarly titled measures used by other companies.

2001 Compared to 2000

      Financial Highlights (millions of dollars, except per share amounts)

                                                                   Year Ended December 31,
                                                           -------------------------------------
                                                           2001 (a)        2000 (b)       Change
                                                           --------        --------       ------

Operating revenues......................................  $ 14,988.3     $ 14,671.1      $ 317.2
Cost of sales...........................................   (12,745.2)     (13,076.9)       331.7
Refining operating expenses:
 Cash (fixed and variable)..............................      (845.5)        (682.7)      (162.8)
 Depreciation and amortization..........................      (228.2)        (166.2)       (62.0)
Retail selling expenses:
 Cash...................................................        (5.8)          (2.5)        (3.3)
 Depreciation and amortization..........................        (0.9)          (0.3)        (0.6)
Administrative expenses:
 Cash...................................................      (152.7)        (124.1)       (28.6)
 Depreciation and amortization..........................        (8.6)          (7.4)        (1.2)
                                                            --------        -------        -----
Operating income........................................     1,001.4          611.0        390.4
Other income (expense), net.............................        (4.6)           0.3         (4.9)
Interest and debt expense, net..........................       (88.5)         (76.3)       (12.2)
Distributions on preferred securities of
 subsidiary trust.......................................       (13.4)          (6.8)        (6.6)
Income tax expense......................................      (331.3)        (189.1)      (142.2)
                                                            --------        -------        -----
Net income..............................................  $    563.6     $    339.1      $ 224.5
                                                            ========        =======        =====
Earnings per common share -
 assuming dilution......................................      $ 8.83         $ 5.60       $ 3.23

EBITDA (c)..............................................   $ 1,221.1        $ 778.4      $ 442.7

Ratio of EBITDA to interest incurred (d)................        12.3x           9.3x         3.0x
-------------------------------------------------------------------------------------------------------

The following notes relate to references on pages 34 through 37.
(a) Includes the operations of Huntway and the operations related to the El Paso Corpus Christi refinery and related refined product logistics business beginning June 1, 2001 and excludes operations of UDS which were acquired on December 31, 2001.
(b) Includes the operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the operations related to the Service Stations beginning June 16, 2000.
(c) A reconciliation of the amounts used for the calculation of EBITDA is included in "Results of Operations - Corporate Expenses and Other."
(d) The ratio of EBITDA to interest incurred is calculated by dividing EBITDA by interest and debt expense incurred.
(e) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston and Krotz Springs Refineries; the Northeast refining region includes the Paulsboro Refinery; and the West Coast refining region includes the Benicia Refinery.
(f) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)

                                                                Year Ended December 31,
                                                       ------------------------------------
                                                         2001 (a)      2000 (b)      Change
                                                         -------       -------       ------
Refining:
Operating income................................       $ 1,160.8      $ 741.7       $ 419.1
Throughput volumes (thousand barrels per day)...           1,001          857           144
Throughput margin per barrel....................          $ 6.12       $ 5.07        $ 1.05
Operating costs per barrel:
 Cash (fixed and variable)......................          $ 2.31       $ 2.18        $ 0.13
 Depreciation and amortization..................            0.63         0.53          0.10
                                                            ----         ----          ----
   Total operating costs per barrel.............          $ 2.94       $ 2.71        $ 0.23
                                                            ====         ====          ====

Charges:
 Crude oils:
   Sour.........................................              62%          55%            7%
   Sweet........................................              11           16            (5)
                                                            ----         ----            --
    Total crude oils............................              73           71             2
 Residual fuel oil..............................               8            7             1
 Other feedstocks and blendstocks...............              19           22            (3)
                                                            ----         ----            --
  Total charges.................................             100%         100%            -%
                                                            ====         ====            ==
Yields:
 Gasolines and blendstocks......................              53%          53%            -%
 Distillates....................................              27           28            (1)
 Petrochemicals.................................               3            3             -
 Lubes and asphalts.............................               4            3             1
 Other products.................................              13           13             -
                                                            ----         ----            --
  Total yields..................................             100%         100%            -%
                                                            ====         ====            ==

Retail - U.S.:
Operating income................................           $ 1.9        $ 0.8         $ 1.1
Company-operated fuel sites (average)...........              11           10             1
Fuel volumes (gallons per day per site).........           6,280        7,715        (1,435)
Fuel margin per gallon..........................         $ 0.302      $ 0.195       $ 0.107
Merchandise sales...............................           $ 3.7        $ 2.0         $ 1.7
Merchandise margin (percentage of sales)........            29.7%        25.9%          3.8%
Margin on miscellaneous sales...................             $ -        $ 0.1        $ (0.1)
Selling expenses................................           $ 5.8        $ 2.5         $ 3.3

                   Refining Operating Highlights by Region (e)

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                 2001 (a)      2000 (b)        Change
                                                                 --------      -------         ------

Gulf Coast:
Throughput volumes (thousand barrels per day)............            648           577             71
Throughput margin per barrel.............................         $ 5.70        $ 4.67         $ 1.03
Operating costs per barrel:
 Cash (fixed and variable)...............................         $ 2.10        $ 2.04         $ 0.06
 Depreciation and amortization...........................           0.66          0.58           0.08
                                                                    ----          ----           ----
  Total operating costs per barrel.......................         $ 2.76        $ 2.62         $ 0.14
                                                                    ====          ====           ====

Northeast:
Throughput volumes (thousand barrels per day)............            183           174              9
Throughput margin per barrel.............................         $ 5.11        $ 3.83         $ 1.28
Operating costs per barrel:
 Cash (fixed and variable)...............................         $ 2.23        $ 2.25        $ (0.02)
 Depreciation and amortization...........................           0.52          0.37           0.15
                                                                    ----          ----           ----
  Total operating costs per barrel.......................         $ 2.75        $ 2.62         $ 0.13
                                                                    ====          ====           ====

West Coast:
Throughput volumes (thousand barrels per day)............            170           169              1
Throughput margin per barrel.............................         $ 8.78        $ 9.42        $ (0.64)
Operating costs per barrel:
 Cash (fixed and variable)...............................         $ 3.20        $ 2.82         $ 0.38
 Depreciation and amortization...........................           0.62          0.48           0.14
                                                                    ----          ----           ----
  Total operating costs per barrel.......................         $ 3.82        $ 3.30         $ 0.52
                                                                    ====          ====           ====


     Average Market Reference Prices and Differentials (dollars per barrel)

                                                                    Year Ended December 31,
                                                             ------------------------------------
                                                             2001 (a)      2000 (b)        Change
                                                             --------      --------        ------
Feedstocks:
 WTI crude oil........................................       $ 25.93       $ 30.36      $ (4.43)
 WTI less sour crude oil at U.S. Gulf Coast (f).......        $ 5.01        $ 3.52       $ 1.49
 WTI less ANS crude oil...............................        $ 2.69        $ 2.04       $ 0.65

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI..................        $ 5.07        $ 4.66       $ 0.41
   No. 2 fuel oil less WTI............................        $ 3.01        $ 3.60      $ (0.59)
   Propylene less WTI.................................       $ (0.83)       $ 4.88      $ (5.71)
 U.S. Northeast:
   Conventional 87 gasoline less WTI..................        $ 5.05        $ 5.62      $ (0.57)
   No. 2 fuel oil less WTI............................        $ 3.83        $ 5.73      $ (1.90)
   Lube oils less WTI.................................       $ 26.83       $ 17.31       $ 9.52
 U.S. West Coast:
   CARB 87 gasoline less ANS..........................       $ 16.04       $ 14.74       $ 1.30
   Low-sulfur diesel less ANS.........................        $ 9.05       $ 10.63      $ (1.58)


General

Valero's net income was $563.6 million, or $8.83 per share, for the year ended December 31, 2001 compared to net income of $339.1 million, or $5.60 per share, for the year ended December 31, 2000.

Operating revenues increased $317.2 million, or 2%, to $15.0 billion during 2001 compared to 2000 due primarily to a 19% increase in average daily sales volumes, offset to a large extent by a 14% decrease in the average sales price per barrel. The increase in average daily sales volumes was due primarily to (i) the full-year effect of volumes attributable to the Benicia Acquisition, (ii) an increase in the sale of feedstocks and products purchased for resale, and (iii) higher throughput volumes resulting from the contribution of the El Paso and Huntway refineries acquired in the second quarter of 2001 and capacity expansions at the Texas City and other refineries during 2001. The decrease in average sales prices was due primarily to lower refined product prices resulting from increased refined product inventories industry-wide and a decrease in crude oil prices. Operating income increased $390.4 million, or 64%, to $1.0 billion during 2001 compared to 2000 due primarily to a $419.1 million, or 57%, increase in operating income from the refining segment, partially offset by a $29.8 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero's refining segment increased to $1.2 billion during the year ended December 31, 2001 compared to $741.7 million for the year ended December 31, 2000 due primarily to a 21% increase in throughput margin per barrel, partially offset by a $224.8 million increase in refining operating expenses, including depreciation and amortization expense. During 2001, refining operating results benefited from the following factors:

     o    the  full-year   contribution  from  the  Benicia   Acquisition  which
          increased operating income by approximately $66 million;

     o increased throughput volumes resulting from the Huntway and El Paso Acquisitions completed in June 2001 and capacity expansions of the crude oil units at the Texas City Refinery completed in February 2001;
     o a significant improvement in sour crude oil discounts resulting from an increase in supplies of heavier crude oil while demand for sweeter crude oil increased to meet lower sulfur requirements for certain refined products;
     o    higher  lube  oil  margins   resulting  mainly  from  improved  market
          conditions;
     o higher prices for No.6 fuel oil and other heavy products relative to crude oil prices; and
     o recognition of an $8.8 million benefit attributable to the acquisition of UDS inventories on December 31, 2001 as discussed in Note 5 of Notes to Consolidated Financial Statements.
Partially offsetting the above increases in operating income were (i) lower distillate margins, when compared to exceptionally high margins in 2000, due to strong demand and extremely low industry inventory levels in 2000 resulting from cold weather and high natural gas prices which caused power producers to switch to fuel oil to run their plants, (ii) a significant decrease in margins for propylene and other petrochemical feedstocks, to negative levels in 2001, due to slowing economic activity throughout the world, and (iii) an increase in natural gas, hydrogen and methanol feedstock costs relative to crude oil.

Refining cash operating expenses were $162.8 million higher during the year ended December 31, 2001 compared to the year ended December 31, 2000 due primarily to the operations of the Corpus Christi Refinery and related refined product logistics business acquired from El Paso in 2001 and increases in employee salaries, benefits and variable compensation, maintenance costs and ad valorem taxes, partially offset by reduced refinery energy costs. Refining depreciation and amortization expense increased by $62.0 million from 2000 to 2001 due mainly to an increase in turnaround and catalyst amortization and increased depreciation expense resulting from the 2001 acquisition of the El Paso facilities and capital expansion projects.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $29.8 million as a result of an increase in employee salaries, benefits and variable compensation, and integration and early retirement costs incurred in 2001 in connection with the UDS Acquisition. Partially offsetting these increases in administrative expenses was the nonrecurrence in 2001 of costs recorded in 2000 associated with certain litigation and other matters.

Other income (expense), net decreased $4.9 million from income of $0.3 million during 2000 to expense of $4.6 million during 2001 due to lower equity income from Valero's 20% equity interest in the Javelina off-gas processing plant in Corpus Christi. The Javelina plant's results were impacted by higher natural gas feedstock costs and lower product prices resulting from a weak petrochemical market. Partially offsetting the reduced results from the Javelina plant were lower costs related to the agreement entered into by Valero in September 1999 to sell a portion of its accounts receivable.

Net interest and debt expense increased $12.2 million from 2000 to 2001 due to a full year of interest expense during 2001 on borrowings incurred to fund the Benicia Acquisition, including interest on the senior notes issued in June 2000, and interest expense recognized on the capital lease obligations associated with the El Paso Acquisition, partially offset by a decrease in bank borrowings resulting from Valero's earnings and cash flow during 2001.

Distributions on preferred securities of subsidiary trust increased from $6.8 million in 2000 to $13.4 million in 2001 due to a full year of distributions on the PEPS Units issued in June 2000 in connection with funding the Benicia Acquisition.

Income tax expense increased from $189.1 million in 2000 to $331.3 million in 2001 due primarily to the significant increase in pre-tax income. The effective income tax rate was 37% for 2001 compared to 36% for 2000 due to the impact of higher state income taxes in 2001.

The following is a reconciliation of net income to EBITDA (in millions):

                                                   Year Ended December 31,
                                                 -------------------------
                                                    2001           2000
                                                    ----           ----

Net income..................................    $   563.6        $ 339.1
Interest and debt expense:
  Incurred..................................         99.1           83.7
  Capitalized...............................        (10.6)          (7.4)
Income tax expense..........................        331.3          189.1
Depreciation and amortization expense.......        237.7          173.9
                                                  -------          -----
   EBITDA...................................    $ 1,221.1        $ 778.4
                                                  =======          =====

OUTLOOK

During late January and early February of 2003, domestic crude oil inventories declined to one of their lowest levels since 1976. This low level of crude oil inventories, combined with the impact that the national oil workers' strike in Venezuela had on crude oil and other feedstock supplies in the market, resulted in a significant narrowing of sour crude oil discounts and resulted in higher overall feedstock costs. This, in turn, caused sweet crude oil and intermediate feedstock processing economics to be unfavorable and various refineries reduced production. Valero reduced its refinery operating rates by as much as 15% early in the first quarter of 2003. Since early February, the crude oil fundamentals have improved with higher OPEC production levels and the partial resumption of Venezuelan crude oil exports. The increased availability of sour crude oil on world markets since early February has also resulted in a significant widening in sour crude oil discounts.

In regard to refined products, the industry production cuts caused by poor refining margins early in the first quarter of 2003, combined with a very large number of scheduled turnarounds throughout the refining industry, resulted in lower gasoline and distillate production, which contributed to a steep decline in gasoline and distillate inventories. In addition, the extreme cold weather in the northeast United States and eastern Canada further impacted distillate inventories. In addition to the reduction of supply, the Venezuelan oil workers' strike resulted in an increased demand for U.S. refined products by Latin American and Caribbean countries, much of which is being supplied from the Gulf Coast and the West Coast, including increased shipments from Valero.

Although gasoline margins in California remained weak in early 2003, CARB gasoline margins increased from approximately $7 per barrel at the end of 2002 to over $20 per barrel by early March 2003. This strength in West Coast refining margins is expected to continue as the supply of CARB gasoline is reduced as a result of turnarounds, the effect of lower RVP restrictions effective March 1, and a switch by several West Coast refiners to CARB gasoline blended with ethanol.

As the effects of low inventory levels, the Venezuelan strike, continued cold weather and turnaround activity have made their impact on the markets, refining economics have improved significantly. In late February, Valero raised refinery production levels back to normal levels as a result of higher refining margins. During 2003, Valero expects refined product inventories to remain at below-average levels, which should support continued strong refining margins. In addition, Valero anticipates that the current favorable supply and demand trends should support continued wide sour crude oil discounts. Unlike much of the refining industry, Valero has a light schedule of turnaround activity during 2003. Due to the anticipated improvement in refining fundamentals and the low number of scheduled turnarounds, as well as expected income contributions from strategic projects completed during 2002 and additional synergies expected from the UDS Acquisition, Valero expects that 2003 net income will be significantly higher than 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2002
Net cash provided by operating activities for the year ended December 31, 2002 was $272.3 million compared to $905.5 million for the year ended December 31, 2001, a decrease of $633.2 million. The decrease in cash provided by operating activities was due primarily to the unfavorable change in income as described above under "Results of Operations" and an $80.1 million increase in the amount of cash used to fund working capital and deferred charges and credits. Changes in working capital for the year ended December 31, 2002 included:
     o a significant increase in accounts receivable and accounts payable resulting from increased commodity prices from December 31, 2001 to December 31, 2002;
     o an increase in receivables of approximately $200 million due to a reduction in the amount of receivables sold under Valero's accounts receivable sales facility;
     o the receipt of approximately $141 million of income tax refunds, net of payments; and
     o a decrease in accrued expenses as a result of payments for change-in-control benefits to former UDS employees and a decrease in employee bonuses.

Valero's investing activities for the year ended December 31, 2002 provided net cash of $248.6 million. Valero's investing activities included the receipt of $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture and $925.0 million from the sale of the Golden Eagle Business, partially offset by payments of $803.4 million for capital expenditures, deferred turnaround and catalyst costs and earn-out payments and net cash requirements related to the Golden Eagle Business of $183.5 million.

During 2002, operating and investing activities provided $520.9 million of cash, which was used primarily to reduce Valero's debt by $412.9 million with a resulting increase of $109.5 million in Valero's cash balance.

Cash Flows for the Year Ended December 31, 2001
Net cash provided by operating activities increased $304.2 million to $905.5 million during 2001 compared to 2000 due mainly to the significant increase in net income discussed above under "Results of Operations," partially offset by an increase in the amount of cash used to fund working capital. During 2001, approximately $1.1 billion of cash was generated from earnings, of which $181.2 million was used for other operating activities, primarily working capital requirements. During 2001, accounts payable decreased $237.6 million and accounts receivable decreased $122.1 million primarily due to a decline in various commodity prices from December 2000 to December 2001, partially offset by an increase in volumes purchased and sold. Accounts payable also declined due to Valero's redelivery to the U.S. Strategic Petroleum Reserve in 2001 of approximately one million barrels of crude oil in settlement of a time exchange of crude oil entered into in 2000.

Valero's investing activities for the year ended December 31, 2001 used net cash of $3.3 billion. Valero's investing activities included the UDS, Huntway and El Paso Acquisitions totaling $2.7 billion and payments of $591.0 million for capital expenditures, deferred turnaround and catalyst costs and earn-out payments.

Capital Investments
During the year ended December 31, 2002, Valero expended $779.5 million for capital investments of which $627.7 million related to capital expenditures (including $130 million for environmental projects) and $151.8 million related to deferred turnaround and catalyst costs. Capital expenditures for the year ended December 31, 2002 included:
     o    $99.4 million for the expansion of the fluid  catalytic  cracking unit
          (FCCU) and the expansion of the alkylation unit at the Texas City Refinery. Aggregate costs incurred for these projects through December 31, 2002 totaled $162.0 million.
     o $48.4 million to reconfigure the Three Rivers Refinery in response to new low-sulfur regulations and to process a more sour crude oil slate. Aggregate costs incurred for this project through December 31, 2002 totaled $74.4 million.
     o $25.0 million to construct a cogeneration facility at the Benicia Refinery to produce electric power and steam. Aggregate costs incurred for this project totaled $64.9 million. The cogeneration facility began operations in mid-October 2002.
     o $69.4 million for retail projects including remodeling and re-imaging numerous convenience stores and installation of automatic teller machines in various stores.

In connection with Valero's acquisitions of the Paulsboro Refinery in 1998 and Basis Petroleum, Inc. in 1997, the sellers are entitled to receive payments in any of the five years and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2002, Valero made an earn-out contingency payment of $23.9 million to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. No earn-out amount was payable in 2002 related to the Paulsboro Refinery acquisition. Based on estimated margin levels through May and September 2003, earn-out payments of approximately $35 million and $11 million, respectively, would be due to the sellers during 2003.

In September 2002, Valero executed a nonbinding letter of intent with El Paso Energy Partners L.P. (EPN) to become a 50% partner in the Cameron Highway Oil Pipeline Project, a crude oil pipeline construction project. When completed, the Cameron Highway Oil Pipeline is expected to be a 390-mile pipeline that can deliver up to 500,000 barrels per day of crude oil from major deepwater Gulf of Mexico fields directly to major refining facilities and pipeline interconnections in Port Arthur and Texas City, Texas. Valero and EPN plan to fund the project through permanent project debt financing, which would provide a significant portion of the project's capital requirements and be non-recourse to the partners. Valero's participation is subject to negotiation and execution of definitive agreements. Valero's equity investment in the project over the next three years is estimated to be approximately $140 million, of which approximately $110 million is expected to be spent during the second and third quarters of 2003, subject to closing of certain financing agreements.

For  2003,  Valero  expects  to  incur  approximately  $1  billion  for  capital investments, including approximately $900 million for capital expenditures (approximately $500 million of which is for environmental projects) and approximately  $100 million for deferred  turnaround  and  catalyst  costs.  The capital expenditure estimate excludes approximately $170 million and $61 million, respectively, related to a coker facility at the Texas City Refinery and the planned expansion of the former UDS headquarters facility, which will be Valero's new corporate headquarters. The coker and headquarters facilities are being funded through structured lease arrangements (see the discussion below and
Note 22 of Notes to Consolidated Financial Statements). The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above, the funding of the proposed Cameron Highway Oil Pipeline Project, and the purchase of an office building that is currently under a structured lease arrangement. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
Valero's contractual obligations as of December 31, 2002 are summarized below (in millions). Payments for long-term debt are at stated values and exclude debt related to bank facilities, which are included in a separate table under the caption "Other Commercial Commitments" below.

                                                                     Payments due by period
                                               -----------------------------------------------------------------
                                                                                                          More
                                                                              Years         Years         than 5
                                                   Total        Year 1        2 - 3         4 - 5         years
                                                   -----        ------        ------        -----         -----
    Long-term debt and
     capital lease obligations,
     including current portion.............    $  4,261.8    $   322.5     $   399.8     $   654.0     $ 2,885.5
    Operating lease obligations............         890.6        157.6         277.5         222.5         233.0
    Purchase obligations...................       7,835.0      2,507.6       2,936.8       1,161.0       1,229.6
                                                 --------      -------       -------       -------       -------
      Total................................    $ 12,987.4    $ 2,987.7     $ 3,614.1     $ 2,037.5     $ 4,348.1
                                                 ========      =======       =======       =======       =======

Each of the components in the table above is described separately below.

Long-Term Debt
In April 2002, Valero issued $1.8 billion of notes under its $3.5 billion shelf registration statement as follows:
     o    $300 million of 6.125% notes due April 15, 2007,
     o    $750 million of 6.875% notes due April 15, 2012, and
     o    $750 million of 7.5% notes due April 15, 2032.
The notes are unsecured and are redeemable, in whole or in part, at Valero's option. Proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition and reduce borrowings under Valero's revolving bank credit facilities.

In June 2002, Valero L.P. and Valero Logistics Operations, L.P. filed a $500 million universal shelf registration statement with the Securities and Exchange Commission (SEC). In July 2002, Valero Logistics Operations, L.P. issued $100 million of 6.875% senior notes due 2012 under the registration statement. The notes are unsecured and are redeemable, in whole or in part, at Valero Logistics Operations, L.P.'s option. The net proceeds from the offering were used to repay $91.0 million outstanding under the Valero Logistics Operations, L.P. revolving credit facility and for general partnership purposes.

In July 2002, $275 million of 8.625% guaranteed notes matured and were repaid with borrowings under Valero's revolving bank credit facilities.

In November  2002,  Valero  issued under its shelf  registration  statement  $50 million of 6.311% notes due November 30, 2007. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option.

In December 2002, Valero issued under its shelf registration statement $180 million of senior notes due January 15, 2013. The senior notes bear interest at 6.7%, payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option. Almost all of these notes were issued in exchange for the $150 million of 6.75% notes issued to the Valero Pass-Through Asset Trust 1997-1 in 1997 and to terminate an option held by a third party to purchase the 6.75% notes on December 15, 2002.

None of Valero's agreements have rating agency triggers that would require Valero to post additional collateral. However, in the event of a downgrade by the rating agencies, borrowings under some of Valero's bank credit facilities, structured leases and other arrangements would become more expensive. On March 6, 2003, Moody's Investors' Service downgraded its rating of Valero's senior unsecured debt to Baa3 with a stable outlook from Baa2 with a negative outlook. The reduction was attributed to high debt levels, expectations regarding the sustainability of refining margins, and Valero's aggressive growth strategy. On March 10, 2003, Standard & Poor's Ratings Services reaffirmed its rating on Valero's senior unsecured debt at BBB with a negative outlook.

Operating Lease Obligations
Valero's operating lease obligations include leases for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the storage, transportation, production and sale of refined products. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year but exclude minimum rentals to be received by Valero under subleases. Operating lease obligations also include long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities as discussed below under the caption "Off-Balance Sheet Arrangements" and in Note 22 of Notes to Consolidated Financial Statements.

Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Valero has various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Many of Valero's purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero's usage requirements. The purchase obligation amounts included in the table above include agreements that have remaining noncancelable terms in excess of one year as of December 31, 2002, and are based on expected quantities to be purchased and/or estimated prices to be paid based on current market conditions. Valero has not made in the past, nor does it expect to make in the future, payments for feedstock or services that it has not received or will not receive, nor paid prices in excess of then prevailing market conditions.

Other Commercial Commitments
Valero's other commercial commitments as of December 31, 2002 were as follows (in millions):



                                                         Amount of Commitment Expiration Per Period
                                              --------------------------------------------------------
                                                Total
                                                Amounts                  Years      Years    More Than
                                               Committed    Year 1       2 - 3      4 - 5     5 Years
                                               ---------    ------       -----      -----     -------

  Borrowings under lines of credit:
   5-year revolving credit facility.......    $   600.0     $     -     $    -    $ 600.0     $    -
   364-day revolving credit facility......        150.0       150.0          -          -          -
   Uncommitted bank credit facilities.....          3.0         3.0          -          -          -
  Letters of credit.......................        250.9       147.1        4.0       99.8          -
                                                -------       -----       ----      -----       ----
     Total commercial commitments.........    $ 1,003.9     $ 300.1     $  4.0    $ 699.8     $    -
                                                =======       =====       ====      =====       ====

As of December 31, 2002, Valero's committed lines of credit included (in millions):

                                                            Borrowing
                                                            Capacity        Expiration
                                                            --------        ----------

     364-day revolving credit facility.............          $ 750.0       November 2003
     5-year revolving credit facility..............          $ 750.0       December 2006
     Revolving credit facility for Valero L.P......          $ 120.0        January 2006
     Canadian revolving credit facility............      Cdn $ 115.0         July 2005

In September 2002, Valero amended the interest coverage ratio covenant in its various bank credit facilities and structured lease arrangements. The amendment provides that Valero's trailing four-quarter interest coverage ratio must not be less than:
     o 2.4 times for the fourth quarter of 2002 and the first quarter of 2003,
     o    2.5 times for the second, third and fourth quarters of 2003, and
     o    2.75 times thereafter.

In November 2002, Valero renewed its $750 million 364-day revolving bank credit facility.

Under Valero's revolving bank credit facilities, Valero's debt-to-capitalization ratio (net of cash) was 50.4% as of December 31, 2002. For purposes of this computation, 50% of the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition and 20% of the $172.5 million of aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

As of December 31, 2002, Valero had $147.1 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $99.8 million of letters of credit outstanding under its committed facilities and Cdn.$6.4 million of letters of credit outstanding under its Canadian facility.

In March 2003, the revolving credit facility for Valero L.P. was amended to increase the borrowing capacity to $175 million.

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

Valero's refining and marketing operations have a concentration of customers in the refining industry and customers who are refined product wholesalers and retailers. These concentrations of customers may impact Valero's overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions. However, Valero believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, Valero has not had any significant problems collecting its accounts receivable.

Valero L.P
Effective March 18, 2003, Valero received approximately $500 million of proceeds from Valero L.P. resulting from the contribution by Valero to Valero L.P. of certain storage tanks and a refined products pipeline system and the redemption by Valero L.P. of 3.8 million common units held by Valero, as discussed in Note 26 of Notes to Consolidated Financial Statements.

Equity
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During 2002, Valero repurchased shares of its common stock under these programs at a cost of $45.5 million. Through February 2003, Valero has not had any significant additional common share repurchases under these programs.

Environmental Matters
Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters will increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero's environmental matters, including a discussion of capital expenditures related to environmental regulations, see "Environmental Matters" in Items 1. & 2. Business & Properties.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
In connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, under which Valero could sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third-party financial institution. Valero also had an existing accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $100 million of eligible trade accounts receivable as of December 31, 2001, which was increased during 2002 to $150 million. On October 8, 2002, Valero renewed and amended its agreement to, among other things, increase the size of its facility from $150 million to $250 million, incorporate credit card receivables into the program and extend the maturity date to October 2005. The assumed UDS facility was terminated in connection with the renewal and amendment of the Valero facility. Under Valero's program, a wholly owned subsidiary of Valero sells an undivided percentage ownership interest in the eligible receivables, without recourse, to a third-party financial institution. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of December 31, 2002, the amount of eligible receivables sold to the third-party financial institution was $250 million.

Structured Lease Arrangements
As of December 31, 2002, Valero had various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities, which are summarized below (in millions):

                                                   Facility        Amount Drawn on
                   Leased Facilities                Amount        December 31, 2002           Expiration
                   -----------------                ------        -----------------           ----------

        Office building....................        $ 22.9             $ 22.9                 April 2003
        Convenience stores.................          29.1               29.1                  July 2003
        Convenience stores.................         186.8              186.8                December 2003
        Convenience stores, office
         building and refining assets......         138.1              138.1                  June 2005
        Coker facility.....................         300.0              123.7                 August 2006
        Refining assets and
         corporate aircraft................          64.3               64.3               September 2006
        Corporate headquarters facility....         170.0               76.6                February 2007

Valero entered into these structured lease arrangements with third-party entities that constructed or purchased the related assets and then leased them to Valero. The assets held by these third-party entities were funded through borrowings by these entities and equity contributions equal to at least 3% of the asset cost. Neither Valero, its affiliates nor any related parties hold any interest in these entities. For each lease, Valero has the option to purchase the leased assets at any time during the lease term for a price that approximates fair value. After the initial lease term, the leases may be extended by agreement of the parties. In the case of the headquarters facility lease, if Valero exercises its renewal option at the end of the primary lease term, Valero will be required to provide cash collateral in an amount equal to the residual value guarantee, which is currently estimated to be approximately $146 million. The various structured lease arrangements also permit Valero to sell the leased properties to one or more third parties, in which case the leases provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease.

Valero uses these structured lease arrangements to provide additional liquidity to fund its ongoing operations. Except for the proposed purchase of an office building that is subject to a lease that expires in April 2003, Valero believes that it is not reasonably likely that it will purchase these leased assets at any time during their lease terms and would likely renew, to the extent that it can, the leases for such assets under similar arrangements. However, there can be no assurance regarding the availability of future structured lease arrangements or whether such arrangements can be made available on terms acceptable to Valero. See Note 1 of Notes to Consolidated Financial Statements for a discussion of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and its potential effect on Valero's consolidated financial statements.

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro, which totaled approximately $46 million as of December 31, 2002.

Valero's structured lease arrangements provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of December 31, 2002, the maximum residual value guarantee on Valero's structured lease arrangments was approximately $541 million.

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero's financial statements at various dates in the future. The adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about Valero's critical accounting policies and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes Valero's significant accounting policies.

Inventories
Inventories are stated at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined under the last-in, first-out (LIFO) method of inventory pricing. The cost of feedstocks and products purchased for resale and the cost of materials, supplies and convenience store merchandise are determined under the weighted average cost method. Valero utilizes the dollar-value LIFO method and uses average purchase prices during the year to value any increments to its LIFO inventory.

Property, Plant and Equipment
Valero records depreciation expense on its property, plant and equipment using the composite method of depreciation. Under the composite method of depreciation, the costs of minor property units, net of salvage value, retired or abandoned are charged or credited to accumulated depreciation while gains or losses on sales or other dispositions of major units are recorded in income. Accounting for property, plant and equipment requires various judgments and estimates, including a determination of remaining useful lives, salvage values and the significance of dispositions in determining the accounting for gains and losses.

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," in which accounting for depreciation and replacement of property, plant and equipment was addressed. The exposure draft concluded that component accounting for a replacement of property, plant and equipment should occur at the time of replacement. If an entity replaces part of a property, plant and equipment asset that has not previously been accounted for as a component, and the replacement meets the definition of a component, then the entity should capitalize the cost of the replacement, account for it as a separate component, estimate the net book value of the replaced item, and charge the net book value of the replaced item to depreciation expense in the period of replacement. Therefore, a consequence of not previously applying component accounting is that the net book value of the replaced item is charged to depreciation expense in the period of the replacement, with net book value calculated using the expected useful life of the total property, plant and equipment asset to which the component relates. In addition, if the provisions of the exposure draft are enacted and component rather than composite accounting is required, significant additional estimates and judgments will be required due to the additional volume of assets to be accounted for individually. In February 2003, the FASB and the AICPA met to deliberate certain aspects of the proposed SOP. The status of the proposed SOP remains unchanged. Valero is unable to estimate when or if the proposed SOP will be enacted.

Goodwill and Other Intangible Assets
In connection with the UDS Acquisition, Valero recognized goodwill of $2.6 billion and intangible assets of approximately $279 million. FASB Statement No. 142, "Goodwill and Other Intangible Assets," requires that goodwill andintangible assets that have indefinite useful lives are not to be amortized, but instead must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets that have finite useful lives should continue to be amortized and should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment testing requires that an entity determine the fair value of each of its reporting units. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the reported value of goodwill and other intangible assets. Due to the significant subjectivity of the assumptions used to determine the fair value of a reporting unit, changes in market conditions could result in significant impairment charges in the future, thus affecting Valero's earnings.

Refinery Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at Valero's refineries, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The frequency of refinery turnarounds varies with each refinery operating unit. As of December 31, 2002, Valero had $185.0 million of refinery turnaround costs included in its consolidated balance sheet.

The AICPA's exposure draft of a proposed SOP entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," discussed above under "Property, Pland and Equipment," also addressed accounting for the costs of planned major maintenance activities. The exposure draft concluded that the total cost of planned major maintenance activities cannot be deferred, but that the individual costs incurred in such planned major maintenance activities should be evaluated to determine if they represent the acquisition of additional components or the replacement of existing components. All other costs incurred in a planned major maintenance activity should be charged to expense as incurred. If the provisions of the exposure draft are enacted and turnaround costs are ultimately expensed as incurred, Valero's reported income would become more volatile. In February 2003, the FASB and the AICPA met to deliberate certain aspects of the proposed SOP. The status of the proposed SOP remains unchanged. Valero is unable to estimate when or if the proposed SOP will be enacted. Management of Valero estimates that if the provisions of the exposure draft had been applicable during 2002, Valero's reported net income would have been reduced by approximately $33 million for the year ended December 31, 2002.

Income Taxes
As part of the process of preparing consolidated financial statements, Valero must assess the likelihood that its deferred income tax assets will be recovered through future taxable income. To the extent Valero believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. Valero has recorded a valuation allowance as of December 31, 2002 and 2001, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses carried forward and foreign tax credits carried forward, before they expire. The valuation allowance is based on Valero's estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. If actual results differ from the estimates or Valero adjusts the estimates in future periods, Valero may need to revise the valuation allowance. The net deferred income tax assets as of December 31, 2002 were $783.8 million, net of a valuation allowance of $39.1 million.

Environmental Liabilities
Valero's operations are subject to environmental regulation by federal, state and local authorities relating primarily to discharge of materials into the environment, waste management and pollution prevention measures. Future legislative action and regulatory initiatives could result in changes to required operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies. Valero believes that it has adequately accrued for its environmental exposures. However, environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

Price Risk Management Activities
Valero's financial position and results of operations are affected by the type of derivative instruments and the degree of hedge accounting utilized by Valero's management to accommodate Valero's risk management strategies and overall risk exposure levels.

Pension and Other Postretirement Benefit Obligations
Valero has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside Valero's control. For example, the discount rate assumption is based on Moody's published Aa corporate bond rate as of the end of each year, while the expected return on plan assets is based on a compounded return calculated for Valero by an outside consultant using historical market index data from 1926 through 2001 with an asset allocation of 65% equities and 35% bonds, representative of the asset mix in Valero's pension plan. These assumptions can have a significant effect on the amounts reported in Valero's consolidated financial statements. For example, a 0.25% decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25% increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2002 and net periodic benefit cost for the year ended December 31, 2003 (in millions):

                                                                     Other
                                                  Pension       Postretirement
                                                  Benefits         Benefits
                                                  --------         --------
     Change in benefit obligation:
      Discount rate.........................      $ 33.1           $ 10.9
      Compensation rate.....................        13.7                -
      Health care cost trend rate...........           -             10.3
     Change in expense:
      Discount rate.........................         4.9              1.2
      Expected return on plan assets........         1.1                -
      Compensation rate.....................         2.9                -
      Health care cost trend rate...........           -              1.6

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and refined product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment. These derivative instruments are considered economic hedges for which changes in their fair value are recorded currently in cost of sales. Finally, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

The types of instruments used in Valero's hedging and trading activities described above include swaps, futures and options. Valero's positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero's stated risk management policy which has been approved by Valero's Board of Directors.

The following tables provide information about Valero's derivative commodity instruments as of December 31, 2002 and 2001 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
     o fair value hedges held to hedge refining inventories and unrecognized firm commitments,
     o cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales,
     o    economic hedges held to:
          o    manage price volatility in refined product inventories, and
          o manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
     o    trading activities held or issued for trading purposes.

Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes, which are used to calculate amounts due under the agreements. The gain (loss) on swaps is equal to the fair value amount and represents the excess of the receive price over the pay price times the notional contract volumes. For futures and options, the gain
(loss) represents (i) the excess of the fair value amount over the contract amount for long positions, or (ii) the excess of the contract amount over the fair value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represents their strike price. All derivative commodity instruments assumed in connection with the UDS Acquisition were recorded at fair value on December 31, 2001; therefore no gain (loss) is shown as of that date in the tables below. Accordingly, swaps assumed in the UDS Acquisition have zero fair value as of December 31, 2001 as the weighted-average pay price is equal to the weighted-average receive price. Additionally, for futures and options assumed in the UDS Acquisition, the contract amount is equal to the fair value of the assumed contracts as of December 31, 2001.

                                                                    December 31, 2002
                                        ------------------------------------------------------------------------
                                                      Wtd Avg      Wtd Avg
                                         Contract       Pay        Receive      Contract      Fair          Gain
                                         Volumes       Price        Price        Value        Value        (Loss)
                                         -------       -----        -----        -----        -----         ----
Fair Value Hedges:
Futures - long:
 2003 (crude oil and refined products)    13,290      $ 31.23          N/A      $ 415.0     $ 426.8        $ 11.8
Futures - short:
 2003 (crude oil and refined products)    15,070          N/A      $ 30.85        464.9       492.3         (27.4)

Cash Flow Hedges:
Swaps - long:
 2003 (crude oil and refined products)    26,820        26.45        26.98          N/A        14.4          14.4
Swaps - short:
 2003 (crude oil and refined products)    26,520        31.27        30.58          N/A       (18.1)        (18.1)
Futures - long:
 2003 (crude oil and refined products)    16,556        30.22          N/A        500.4       516.6          16.2
Futures - short:
 2003 (crude oil and refined products)    13,599          N/A        29.02        394.7       424.9         (30.2)

Economic Hedges:
Swaps - long:
 2003 (crude oil and refined products)     4,716         1.19         0.81          N/A        (1.8)         (1.8)
Swaps - short:
 2003 (crude oil and refined products)    21,651         3.00         3.18          N/A         3.8           3.8
Futures - long:
 2003 (crude oil and refined products)    20,161        33.31          N/A        671.5       687.8          16.3
Futures - short:
 2003 (crude oil and refined products)    20,178          N/A        32.21        649.9       675.8         (25.9)
Options - long:
 2003 (crude oil and refined products)     5,414         3.73          N/A         (0.4)       (0.5)         (0.1)
Options - short:
 2003 (crude oil and refined products)     3,800          N/A         3.50         (0.9)       (0.9)            -

Trading Activities:
Swaps - long:
 2003 (crude oil and refined products)     6,150         8.83         9.63          N/A         4.9           4.9
 2004 (crude oil and refined products)       450         2.91         3.03          N/A         0.1           0.1
Swaps - short:
 2003 (crude oil and refined products)    10,900         7.21         6.70          N/A        (5.6)         (5.6)
 2004 (crude oil and refined products)       300         4.03         3.75          N/A        (0.1)         (0.1)
Futures - long:
 2003 (crude oil and refined products)     8,866        30.80          N/A        273.0       286.1          13.1
 2003 (natural gas)                          950         4.78          N/A          4.5         4.4          (0.1)
Futures - short:
 2003 (crude oil and refined products)     7,524          N/A        29.85        224.6       244.2         (19.6)
 2003 (natural gas)                          250          N/A         4.42          1.1         1.2          (0.1)
Options - long:
 2003 (crude oil and refined products)     4,332        13.45          N/A         (0.4)        2.1           2.5
 2003 (natural gas)                          400         3.00          N/A            -           -             -
Options - short:
 2003 (crude oil and refined  products)    2,564          N/A         5.00         (2.7)        0.6          (3.3)
 2003 (natural gas)                          250          N/A         4.00          0.1         0.2          (0.1)




                                                                    December 31, 2001
                                       -------------------------------------------------------------------------
                                                      Wtd Avg      Wtd Avg
                                        Contract        Pay        Receive      Contract      Fair       Gain
                                         Volumes       Price        Price        Value        Value     (Loss)
                                         -------       -----        -----        -----        -----      ----
Fair Value Hedges:
Swaps - long:
 2002 (crude oil and refined products)       75       $ 1.20       $ 1.37          N/A       $    -       $   -
Futures - long:
 2002 (crude oil and refined products)    1,428        24.73          N/A       $ 35.3         33.6        (1.7)
Futures - short:
 2002 (crude oil and refined products)    7,177        24.31          N/A        174.5        170.8         3.7

Cash Flow Hedges:
Swaps - short:
 2002 (crude oil and refined products)    5,040         3.07         3.93          N/A          4.3         4.3
Futures - long:
 2002 (crude oil and refined products)   13,845        21.35          N/A        295.5        291.8        (3.7)
Futures - short:
 2002 (crude oil and refined products)   10,706        21.04          N/A        225.3        222.9         2.4
Options - short:
 2002 (crude oil and refined products)    2,100         3.29          N/A          1.4          2.7        (1.3)

Economic Hedges:
Swaps - long:
 2002 (crude oil and refined products)      724         7.36         7.36          N/A            -           -
 2002 (natural gas)                      13,663         2.84         2.84          N/A            -           -
Swaps - short:
 2002 (natural gas)                      11,403         3.90         3.90          N/A            -           -
Futures - long:
 2002 (crude oil and refined products)    2,469        21.02          N/A         51.9         51.3        (0.6)
 2003 (crude oil and refined products)       13        24.62          N/A          0.3          0.3           -
Futures - short:
 2002 (crude oil and refined products)   11,523        21.30          N/A        245.5        244.2         1.3
 2002 (natural gas)                         300         2.98          N/A          0.9          0.8         0.1
Options - long
 2002 (crude oil and refined products)      250         0.29          N/A          0.1          0.1           -

Trading Activities:
Swaps - long:
 2002 (crude oil and refined products)    4,575         5.37         5.24          N/A         (0.6)       (0.6)
Swaps - short:
 2002 (crude oil and refined products)    5,150         3.86         4.15          N/A          1.5         1.5
Futures - long:
 2002 (crude oil and refined products)    2,597        23.41          N/A         60.8         56.4        (4.4)
 2002 (natural gas)                         250         2.97          N/A          0.7          0.6        (0.1)
Futures - short:
 2002 (crude oil and refined products)    2,597        23.66          N/A         61.4         57.3         4.1
 2002 (natural gas)                         900         2.88          N/A          2.6          2.3         0.3
Options - short:
 2002 (crude oil and refined products)      600         4.47          N/A          0.5          0.9        (0.4)
 2002 (natural gas)                         600         3.29          N/A          0.2          0.1         0.1


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

INTEREST RATE RISK

Valero's primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates through the use of a combination of fixed and floating rate debt. In addition, Valero utilizes interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate. In connection with the UDS Acquisition, Valero assumed certain interest rate swap agreements entered into in order to manage interest rate exposure on certain fixed-rate debt obligations.

The following table provides information about Valero's long-term debt and interest rate derivative instruments (in millions, except interest rates), all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

                                                                      December 31, 2002
                                 ------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                         There-                      Fair
                                  2003       2004      2005       2006      2007         after         Total         Value
                                  ----       ----      ----       ----      ----         -----         -----         -----
Long-term Debt:
 Fixed rate...................   $30.4       $1.9     $397.9    $302.0     $352.0      $2,885.5     $3,969.7      $4,081.0
   Average interest rate......     8.1%       5.8%       8.8%      7.4%       6.2%          7.2%         7.2%
 Floating rate................  $150.0          -          -    $600.0          -             -       $750.0        $750.0
   Average interest rate......     2.7%         -          -       2.5%         -             -          2.5%

Interest Rate Swaps
 Fixed to Floating:
   Notional amount............      $ -       $ -     $150.0    $125.0     $225.0        $100.0       $600.0         $21.6
    Average pay rate..........      3.6%      4.4%       5.4%      6.2%       6.4%          6.0%         5.4%
    Average receive rate......      6.6%      6.6%       6.6%      6.7%       6.4%          6.9%         6.7%


                                                                      December 31, 2001
                                 ------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -----------------------------------------------------------------
                                                                                         There-                      Fair
                                  2002       2003      2004       2005      2006         after         Total         Value
                                  ----       ----      ----       ----      ----         -----         -----         -----
Long-term Debt:
 Fixed rate...................   $276.5     $28.8       $0.6    $396.6     $300.6      $1,256.2     $2,259.3      $2,310.7
   Average interest rate......      8.6%      8.2%       7.7%      8.1%       7.4%          7.3%         7.6%
 Floating rate................    $21.5         -          -         -     $541.0             -       $562.5        $562.5
   Average interest rate......      4.0%        -          -         -        2.7%            -          2.7%

Interest Rate Swaps
 Fixed to Floating:
  Notional amount.............   $200.0     $   -      $   -    $150.0     $    -        $100.0       $450.0         $17.8
   Average pay rate...........      1.8%      3.9%       5.2%      5.6%       6.1%          6.5%         5.4%
   Average receive rate.......      6.4%      6.6%       6.6%      6.6%       6.9%          6.9%         6.7%

FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. As of December 31, 2002, these contracts had a fair value of $6.1 million. The gain recognized in income on these contracts, which was $6.1 million for the year ended December 31, 2002, was offset by a loss of $2.4 million recognized in income from the effect of the exchange rate fluctuation on the hedged investment for the year. These contracts mature as follows (in millions):

                     Year Ending            Notional
                     December 31,            Amount
                     ------------            ------
                       2003.........        $ 50.9
                       2004.........          37.9
                       2005.........          31.7
                       2006.........          38.1
                       2007.........          94.8
                                              ----
                       Total........       $ 253.4
                                             =====

As of December 31, 2002, Valero had commitments to purchase $33.8 million of U.S. dollars. Valero's market risk was minimal on these contracts as they matured on or before January 3, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Valero Energy Corporation

We have audited the accompanying consolidated balance sheet of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 5, 2002 expressed an unqualified opinion on those statements before the revisions described below and in Notes 20 and 27.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero Energy Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Notes 20 and 27, these consolidated financial statements have been revised. We audited (i) the reclassification adjustments applied to revise the segment disclosures in Note 20, and (ii) the reclassification adjustments discussed in Note 27, that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

                                                           /s/ ERNST & YOUNG LLP

San Antonio, Texas
March 19, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE VALERO ENERGY CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K AS ARTHUR ANDERSEN LLP HAS CEASED OPERATIONS.


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

                                                         /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 5, 2002

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                                                 December 31,
                                                                                             --------------------
                                                                                             2002            2001
                                                                                             ----            ----
                                       ASSETS
Current assets:
  Cash and temporary cash investments..................................................     $ 378.9         $ 269.4
  Restricted cash......................................................................        30.3            76.6
  Receivables, net.....................................................................     1,558.2           770.8
  Inventories..........................................................................     1,436.1         1,453.1
  Current deferred income tax assets...................................................        95.3               -
  Income taxes receivable..............................................................           -           176.7
  Prepaid expenses and other current assets............................................        37.6            85.6
  Assets held for sale.................................................................           -         1,303.6
                                                                                           --------        --------
    Total current assets...............................................................     3,536.4         4,135.8
                                                                                           --------        --------
Property, plant and equipment, at cost.................................................     8,640.9         8,154.6
Less accumulated depreciation..........................................................    (1,228.9)         (937.3)
                                                                                           --------        --------
  Property, plant and equipment, net...................................................     7,412.0         7,217.3
                                                                                           --------        --------
Intangible assets, net.................................................................       341.1           333.9
Goodwill...............................................................................     2,580.0         2,210.5
Deferred charges and other assets......................................................       595.7           502.3
                                                                                           --------        --------
     Total assets......................................................................   $14,465.2      $ 14,399.8
                                                                                           ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt and capital lease obligations..  $   476.7      $    505.7
  Payable to UDS shareholders..........................................................          -         2,055.2
  Accounts payable.....................................................................    1,825.0         1,390.2
  Accrued expenses.....................................................................      294.2           420.9
  Taxes other than income taxes........................................................      368.1           320.2
  Current deferred income tax liabilities..............................................          -            60.7
  Income taxes payable.................................................................       42.7               -
                                                                                          --------        --------
    Total current liabilities..........................................................    3,006.7         4,752.9
                                                                                          --------        --------

Long-term debt, less current portion...................................................    4,494.1         2,517.4
                                                                                          --------        --------
Capital lease obligations..............................................................          -           287.9
                                                                                          --------        --------
Deferred income tax liabilities........................................................    1,301.0         1,388.1
                                                                                          --------        --------
Other long-term liabilities............................................................      866.6           762.8
                                                                                          --------        --------
Commitments and contingencies (Note 22)

Company-obligated preferred securities of subsidiary trusts............................      372.5           372.5
                                                                                          --------        --------
Minority interest in consolidated partnership..........................................      116.0           115.6
                                                                                          --------        --------

Stockholders' equity:
  Common stock, $0.01 par value;
    300,000,000 shares authorized at 2002 and 2001;
    108,198,992 shares issued at 2002 and 2001.........................................        1.1             1.1
  Additional paid-in capital...........................................................    3,436.7         3,468.6
  Treasury stock, at cost; 1,061,714 and 4,001,683 shares
    at 2002 and 2001, respectively.....................................................      (42.0)         (149.6)
  Retained earnings....................................................................      913.6           864.4
  Accumulated other comprehensive income (loss)........................................       (1.1)           18.1
                                                                                          --------        --------
    Total stockholders' equity.........................................................    4,308.3         4,202.6
                                                                                          --------        --------
    Total liabilities and stockholders' equity......................................... $ 14,465.2      $ 14,399.8
                                                                                          ========        ========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                              2002           2001            2000
                                                              ----           ----            ----

Operating revenues....................................... $ 26,976.2     $ 14,988.3      $ 14,671.1
                                                            --------       --------        --------

Costs and expenses:
 Cost of sales...........................................   23,795.0       12,745.2        13,076.9
 Refining operating expenses.............................    1,331.6          845.5           682.7
 Retail selling expenses.................................      647.3            5.8             2.5
 Administrative expenses.................................      282.1          152.7           124.1
 Depreciation and amortization expense...................      449.3          237.7           173.9
                                                            --------       --------        --------
  Total costs and expenses...............................   26,505.3       13,986.9        14,060.1
                                                            --------       --------        --------

Operating income.........................................      470.9        1,001.4           611.0
Other income (expense), net..............................        8.6           (4.6)            0.3
Interest and debt expense:
 Incurred................................................     (301.9)         (99.1)          (83.7)
 Capitalized.............................................       16.2           10.6             7.4
Minority interest in net income of
 consolidated partnership................................      (14.1)             -               -
Distributions on preferred securities
 of subsidiary trusts....................................      (30.0)         (13.4)           (6.8)
                                                            --------       --------        --------
Income before income tax expense.........................      149.7          894.9           528.2
Income tax expense.......................................       58.2          331.3           189.1
                                                            --------       --------        --------

Net income............................................... $     91.5     $    563.6      $    339.1
                                                            ========       ========        ========

Earnings per common share................................     $ 0.86         $ 9.28          $ 5.79
 Weighted average common shares outstanding
  (in millions)..........................................      105.8           60.7            58.5

Earnings per common share - assuming dilution............     $ 0.83         $ 8.83          $ 5.60
 Weighted average common equivalent shares outstanding
  (in millions)..........................................      110.1           63.8            60.5

Dividends per share of common stock......................     $ 0.40         $ 0.34          $ 0.32

                 See Notes to Consolidated Financial Statements.


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Millions of Dollars)

                                       Number of                                   Retained                    Accumulated
                                         Common                    Additional      Earnings                      Other
                                         Shares        Common        Paid-in     (Accumulated     Treasury    Comprehensive
                                         Issued        Stock         Capital        Deficit)        Stock     Income (Loss)
                                         ------        -----         -------        -------         -----     -------------
                                     (in millions)

Balance as of December 31, 1999....        56.3         $ 0.6     $ 1,092.4         $ (3.4)      $  (4.8)        $  -
  Net income.......................           -             -             -          339.1             -            -
  Dividends on common stock........           -             -          (4.5)         (14.2)            -            -
  Proceeds from common stock
    offering, net..................         6.0             -         166.8              -             -            -
  Shares repurchased and shares
    issued in connection with
    employee stock plans and other.           -             -           0.3              -         (39.5)           -
  Issuance costs of PEPS Units.....           -             -          (5.8)             -             -            -
                                          -----           ---       -------          -----         -----         ----

Balance as of December 31, 2000....        62.3           0.6       1,249.2          321.5         (44.3)           -
  Net income.......................           -             -             -          563.6             -            -
  Dividends on common stock........           -             -             -          (20.7)            -            -
  Issuance of common stock in
     connection with
     UDS Acquisition...............        45.9           0.5       2,064.0              -             -            -
  Fair value of replacement stock
    options issued in connection
    with UDS Acquisition...........           -             -         120.1              -             -            -
  Shares repurchased and shares
    issued in connection with
    employee stock plans and other.           -             -          35.3              -        (105.3)           -
  Other comprehensive income.......           -             -             -              -             -         18.1
                                          -----           ---       -------          -----         -----         ----

Balance as of December 31, 2001....       108.2           1.1       3,468.6          864.4        (149.6)        18.1
  Net income.......................           -             -             -           91.5             -            -
  Dividends on common stock........           -             -             -          (42.3)            -            -
  Shares repurchased and shares
    issued in connection with
    employee stock plans and other.           -             -         (31.9)             -         107.6            -
  Other comprehensive loss.........           -             -             -              -             -        (19.2)
                                          -----           ---       -------          -----         -----         ----

Balance as of December 31, 2002....       108.2         $ 1.1     $ 3,436.7        $ 913.6       $ (42.0)      $ (1.1)
                                          =====           ===       =======          =====         =====         ====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            2002           2001          2000
                                                                            ----           ----          ----
Cash flows from operating activities:
Net income.........................................................    $    91.5        $  563.6      $  339.1
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization expense..........................        449.3           237.7         173.9
    Noncash interest expense and other income, net.................        (22.8)           14.7          (0.8)
    Minority interest in net income of consolidated partnership....         14.1               -             -
    Deferred income tax expense....................................          1.5           270.7         103.1
    Changes in current assets and current liabilities..............       (208.8)         (152.9)          3.5
    Changes in deferred charges and credits and other, net.........        (52.5)          (28.3)        (17.5)
                                                                          ------         -------       -------
     Net cash provided by operating activities.....................        272.3           905.5         601.3
                                                                          ------         -------       -------
Cash flows from investing activities:
 Capital expenditures...............................................      (627.7)         (393.6)       (194.9)
 Deferred turnaround and catalyst costs.............................      (151.8)         (142.4)       (107.5)
 Proceeds from liquidation of investment in Diamond-Koch............       300.9               -             -
 Proceeds from disposition of the Golden Eagle Business.............       925.0               -             -
 Capital expenditures, deferred turnaround costs and
   other cash flows related to the Golden Eagle Business............      (183.5)              -             -
 UDS Acquisition, net of cash acquired..............................           -        (1,829.6)            -
 Advance to UDS in connection with UDS Acquisition..................           -          (703.0)            -
 Purchase of inventories in connection with El Paso Acquisition.....           -          (108.8)            -
 Huntway Acquisition, net of cash acquired..........................           -           (75.8)            -
 Benicia Acquisition................................................           -               -        (889.7)
 Earn-out payments in connection with acquisitions..................       (23.9)          (55.0)            -
 Other investing activities, net....................................         9.6             6.3          (1.9)
                                                                          ------         -------       -------
     Net cash provided by (used in) investing activities............       248.6        (3,301.9)     (1,194.0)
                                                                          ------         -------       -------
Cash flows from financing activities:
 Cash payment to UDS shareholders in connection
  with UDS Acquisition..............................................    (2,055.2)              -             -
 Financing required to fund cash portion of UDS Acquisition,
   net of issuance costs............................................           -         2,052.6             -
 Increase (decrease) in short-term debt, net........................       (47.0)          173.0          27.0
 Long-term debt borrowings, net of issuance costs...................     4,517.4           543.1       1,899.3
 Long-term debt repayments..........................................    (2,828.1)          (18.5)     (1,647.0)
 Proceeds from common stock offering, net...........................           -               -         166.8
 Cash distributions to minority
  interest in consolidated partnership..............................       (13.7)              -             -
 Issuance of common stock in connection
  with employee benefit plans.......................................       102.0            78.4          17.4
 Proceeds from offering of preferred securities
   of subsidiary trust, net.........................................           -               -         166.7
 Common stock dividends.............................................       (42.3)          (20.7)        (18.7)
 Purchase of treasury stock.........................................       (45.5)         (156.7)        (64.3)
                                                                          ------         -------       -------
     Net cash provided by (used in) financing activities............      (412.4)        2,651.2         547.2
                                                                          ------         -------       -------
Effect of foreign exchange rate changes on cash.....................         1.0               -             -
                                                                          ------         -------       -------
Net increase (decrease) in cash and temporary cash investments......       109.5           254.8         (45.5)
Cash and temporary cash investments at beginning of year............       269.4            14.6          60.1
                                                                          ------         -------       -------
Cash and temporary cash investments at end of year..................   $   378.9        $  269.4      $   14.6
                                                                          ======         =======       =======

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                   2002          2001          2000
                                                                   ----          ----          ----
Net income.................................................      $ 91.5       $ 563.6        $ 339.1
                                                                   ----         -----          -----

Other comprehensive income (loss):
  Foreign currency translation adjustment..................        13.2             -              -
                                                                   ----         -----          -----

  Minimum pension liability adjustment,
   net of income tax benefit of $7.7.......................       (14.3)            -              -
                                                                   ----         -----          -----

  Net gain (loss) on derivative instruments
   designated and qualifying as cash flow hedges:
     Statement No. 133 transition adjustment,
      net of income tax expense of $15.2...................           -          28.3              -
     Net gain (loss) arising during the year,
      net of income tax (expense) benefit of
      $(40.8) and $19.4....................................        75.7         (36.0)             -
     Net (gain) loss reclassified into income,
      net of income tax expense (benefit) of
      $50.5 and $(13.9)....................................       (93.8)         25.8              -
                                                                   ----         -----          -----
          Net gain (loss) on cash flow hedges..............       (18.1)         18.1              -
                                                                   ----         -----          -----
     Other comprehensive income (loss).....................       (19.2)         18.1              -
                                                                   ----         -----          -----

Comprehensive income.......................................      $ 72.3       $ 581.7        $ 339.1
                                                                   ====         =====          =====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. Valero, an independent refining and marketing company, owns and operates 12 refineries (five in Texas, two in California and one each in Colorado, Louisiana, New Jersey, Oklahoma and Quebec, Canada) with a combined throughput capacity of approximately 1.9 million barrels per day. Valero markets refined products through an extensive bulk and rack marketing network and a network of approximately 4,100 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's operations are affected by:
     o company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
     o seasonal factors, such as the demand for refined products during the summer driving season and heating oil during the winter season; and
     o industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

These consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. As of December 31, 2002, Valero owned 73.6% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage assets that support certain of Valero's refineries. Accordingly, these consolidated financial statements include the accounts of Valero L.P. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Temporary Cash Investments
Valero's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. Cash and temporary cash investments exclude cash that is not available to Valero due to restrictions related to its use. Such amounts are segregated in the consolidated balance sheets in restricted cash.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

Depreciation of property, plant and equipment, including amortization of assets acquired under capital leases, is recorded primarily on a straight-line basis over the estimated useful lives of the related facilities. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). In accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," issued by the Financial Accounting Standards Board
(FASB), goodwill acquired in a business combination completed after June 30, 2001 and intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized. Effective January 1, 2002, Valero adopted the provisions of Statement No. 142 resulting in no significant impact to the consolidated financial statements. The provisions of Statement No. 142 require that goodwill and intangible assets not subject to amortization be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Valero adopted October 1st of each year as its annual valuation date for the impairment test.

Intangible assets are recorded at their fair values on the date of acquisition and are amortized over their estimated useful lives.

Deferred Charges and Other Assets
Deferred charges and other assets include the following:
     o    refinery  turnaround  costs,  which are  incurred in  connection  with planned major maintenance activities at Valero's refineries, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;
     o fixed-bed catalyst costs, which represent the cost of catalyst that is changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function, are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst;
     o investments in 50% or less owned entities, which are accounted for using the equity method of accounting; and
     o other noncurrent assets such as notes receivable, prefunded benefit costs, debt issuance costs and various other costs.

Taxes Other than Income Taxes
Taxes other than income taxes includes primarily liabilities for ad valorem taxes, excise taxes and payroll taxes.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

Foreign Currency Translation
The functional currency of Valero's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the year. Adjustments resulting from this translation are reported in other comprehensive income.

Revenue Recognition
Revenues are recorded when title to products sold has been transferred or when services have been provided.

Product Shipping and Handling Costs
Costs incurred for shipping and handling of products are included in cost of sales in the consolidated statements of income.

Impairment and Disposal of Long-Lived Assets
Effective January 1, 2002, Valero adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supersedes:
     o Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and
     o Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of.

Long-lived assets (excluding goodwill, intangible assets with indeterminate lives, and deferred tax assets) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an asset is not recoverable, an impairment loss is recognized in an amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows. There was no impact to Valero's consolidated financial statements as a result of adoption of this statement.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals are generally based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties of amounts payable by Valero.

Price Risk Management Activities
Effective January 1, 2001, Valero adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. Under Statement No. 133, all derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. Changes in a derivative's fair value are recognized currently in income unless specific hedge accounting criteria are met. Statement No. 133 allows special hedge accounting for derivative instruments designated and qualifying as a fair value hedge or a cash flow hedge. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The remaining ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in income. The adoption of this statement has not resulted in any significant changes in Valero's business practices, including its hedging and trading activities as described below; however, various system modifications have been required.

When Valero enters into a derivative instrument, the derivative is designated as a fair value hedge, a cash flow hedge, an economic hedge or a trading instrument. For those derivatives designated as fair value or cash flow hedges, Valero formally documents, at inception, the hedging relationship and its risk management objective and strategy for undertaking the hedge as required by Statement No. 133.

Valero accounts for its hedging relationships designated and qualifying as fair value hedges or cash flow hedges in accordance with the requirements of Statement No. 133. For Valero's economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by Valero for trading purposes, the derivative instrument is recorded at fair value and the gain or loss on the derivative instrument is recognized currently in income.

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

When a cash flow hedge is discontinued, Valero continues to report the related net derivative gain or loss in accumulated other comprehensive income until the hedged forecasted transaction affects income, at which time the net derivative

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES gain or loss is reclassified into income. However, if it is probable that the forecasted transaction will not occur either by the end of the originally specified time period or within two months thereafter, Valero reclassifies the related derivative gain or loss from accumulated other comprehensive income into income immediately.

Financial Instruments
Valero's financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, interest rate swaps, commodity contracts, and foreign currency contracts. The estimated fair values of these financial instruments approximate their carrying values as reflected in the consolidated balance sheets, except for certain long-term debt as discussed in
Note 11. The fair value of Valero's debt, interest rate swaps, commodity contracts and foreign currency contracts was estimated based on year-end quoted market prices.

Stock-Based Compensation
Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Valero's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amended the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial reports. Statement No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. Since Valero has not changed to the fair value based method of accounting for stock-based employee compensation, there was no impact on Valero's financial position or results of operations as a result of adopting this statement.

The weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000 was $9.55, $11.60 and $9.64 per stock option, respectively. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                 Year Ended December 31,
                                                 -----------------------
                                             2002         2001          2000
                                             ----         ----          ----

       Risk-free interest rate............    2.4%         4.4%          6.7%
       Expected volatility................   44.5%        46.1%         42.8%
       Expected dividend yield............    1.1%         1.2%          1.1%
       Expected life (years)..............    3.1          3.1           3.1

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, no compensation cost has been recognized in the statements of income for Valero's fixed stock option plans as all options

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero's fixed stock option plans been determined based on the grant-date fair value of awards for the years ended December 31, 2002, 2001 and 2000 consistent with the method set forth in Statement No. 123, Valero's net income and earnings per common share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

                                                              Year Ended December 31,
                                                              -----------------------
                                                           2002        2001        2000
                                                           ----        ----        ----
  Net income, as reported...........................     $ 91.5     $ 563.6     $ 339.1
  Deduct: Compensation expense on
    stock options determined under
    fair value based method for all awards,
    net of related tax effects......................      (13.0)       (9.5)       (7.8)
                                                           ----       -----       -----
  Pro forma net income..............................     $ 78.5     $ 554.1     $ 331.3
                                                           ====       =====       =====

  Earnings per common share:
    As reported.....................................     $ 0.86      $ 9.28      $ 5.79
    Pro forma.......................................     $ 0.74      $ 9.12      $ 5.66

  Earnings per common share - assuming dilution:
    As reported.....................................     $ 0.83      $ 8.83      $ 5.60
    Pro forma.......................................     $ 0.71      $ 8.68      $ 5.47

For stock-based compensation awards other than fixed stock option awards, the after-tax compensation cost reflected in net income for the years ended December 31, 2002, 2001 and 2000 was $9.0 million, $11.9 million and $8.8 million, respectively.

Earnings per Common Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Earnings per common share - assuming dilution reflects the potential dilution of Valero's outstanding stock options and performance awards granted to employees in connection with Valero's stock compensation plans, as well as the PEPS Units discussed in Note 13.

Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments, minimum pension liability adjustments and gains and losses related to certain derivative instruments.

Business Combinations
Effective July 1, 2001, Valero adopted Statement No. 141, "Business Combinations." All business combinations in the scope of Statement No. 141 are accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and apply to

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

Guarantees
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in Note 22. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

New Accounting Pronouncements
FASB Statement No. 143
In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Valero will adopt this statement effective January 1, 2003, and is continuing to evaluate the effect of the statement on its financial position and results of operations. However, Valero currently estimates that the adoption will not result in a significant effect on its financial position or results of operations.

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

FASB Interpretation No. 46
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation of variable interest entities (VIE), which are entities where control through voting equity interest is not clear and control should be evaluated based on the investors' exposure to the economic risks and potential rewards from the VIE's assets and activities (variable interest). A VIE is an entity with either of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or (b) the equity investors lack any characteristic of a controlling financial interest, including

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES direct or indirect ability to make decisions that control the entity through voting or similar rights, the investors' investment is subordinated to all other interests, or return to equity investors is unlimited. An enterprise shall consolidate a VIE if it is the primary beneficiary of the entity. The primary beneficiary is the enterprise that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest, which are the ownership, contractual, or other pecuniary interests in an entity. Assets, liabilities and noncontrolling interests of newly consolidated VIEs generally will be initially measured at their fair value except for assets and liabilities transferred to a VIE by its primary beneficiary, which will be measured at historical cost.

Interpretation No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest created before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first adopted or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. As of December 31, 2002, Valero held an interest in several potential VIEs and is in the process of determining the effect of adoption on July 1, 2003.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the 2002 presentation as described in Note 27.

2. ACQUISITIONS

Ultramar Diamond Shamrock Corporation
On December 31, 2001, Valero completed its acquisition of Ultramar Diamond Shamrock Corporation (UDS), referred to as the UDS Acquisition. Under the terms of the merger agreement, each outstanding share of UDS common stock, with limited exceptions, was converted into the right to receive cash, Valero common stock, or a combination of cash and Valero common stock at the shareholder's election, subject to proration. Based on the exchange election results, shareholders electing Valero common stock received, for each share of UDS common stock, approximately 0.9265 shares of Valero common stock and $16.32 in cash. Shareholders electing cash and non-electing shareholders received $49.47 in cash for each UDS share. The average closing price of Valero common stock for the 10-day measurement period specified in the merger agreement (the 10-day trading period ending three days prior to the merger) was $35.78. As a result, Valero issued 45.9 million shares of Valero common stock and paid $2.1 billion of cash to UDS shareholders.

UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries, including two in Texas, two in California, and one each in Oklahoma, Colorado, and Quebec, Canada, with a combined throughput capacity of approximately 850,000 barrels per day. UDS marketed refined products and a broad range of convenience store merchandise through a network of approximately 4,500 convenience stores under the Diamond Shamrock(R), Ultramar(R), Beacon(R) and Total(R) brand names. UDS's operations, primarily in Canada, also included the marketing of refined products through 86 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day, and a retail home heating oil business that sells heating oil to approximately 250,000 households. As a condition for the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES regulatory approval of the acquisition, the Federal Trade Commission's (FTC) consent decree required Valero to divest the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay Area, the related wholesale marketing business, and 70 associated Beacon- and Ultramar-branded convenience stores located throughout Northern California (see Note 6).

Financing of UDS Acquisition
Valero financed the $2.1 billion cash portion of the UDS Acquisition with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. Valero finalized both the bridge loan facility and the two revolving bank credit facilities prior to completing the acquisition, with borrowings under these facilities made on January 7, 2002. As of December 31, 2001, the cash consideration was recorded as payable to UDS shareholders in the consolidated balance sheet.

On December 31, 2001, prior to the closing of the UDS Acquisition, UDS ceased borrowing under its commercial paper program that had previously been used to fund certain of its ongoing operations. As a result, Valero borrowed $703 million under its revolving bank credit facilities and uncommitted short-term bank lines and loaned that amount to UDS for its use in repaying all amounts outstanding under the commercial paper program. Since the transaction occurred prior to the closing of the UDS Acquisition, the funds borrowed are included in financing activities and the loan to UDS is reflected as advance to UDS in connection with the UDS Acquisition in the consolidated statement of cash flows.

Huntway Refining Company
Effective June 1, 2001, Valero completed the acquisition of Huntway Refining Company, a leading supplier of asphalt in California (Huntway Acquisition). Huntway owned and operated two California refineries at Benicia and Wilmington, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair and smaller amounts of gas oil, naphtha, kerosene, distillate and bunker fuels. The purchase price, net of Huntway's cash balance on the date of acquisition, was approximately $76 million and included payment to Huntway's common stockholders of $1.90 per share, as well as amounts required to retire Huntway's outstanding debt and satisfy payment obligations under outstanding stock options.

El Paso Refinery and Related Refined Product Logistics Business
Effective June 1, 2001, Valero completed the acquisition of El Paso Corporation's Corpus Christi, Texas refinery and related refined product logistics business (El Paso Acquisition). As part of the acquisition, Valero also purchased inventories for approximately $109 million and assumed certain environmental liabilities, which were included in other long-term liabilities in the consolidated balance sheets. The inventories were purchased with available cash and the property, plant and equipment, net of assumed liabilities, were acquired through capital lease obligations of approximately $286 million. On February 28, 2003, Valero exercised an option under the capital leases to purchase the leased facilities (see Notes 7, 22 and 26).

Purchase Price Allocations for Acquisitions in 2001
The UDS, Huntway and El Paso Acquisitions were accounted for using the purchase method. The purchase price for each acquisition was initially allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition based on each asset's anticipated contribution to the enterprise, pending the completion of independent appraisals and other evaluations. During the second quarter of 2002, final allocations of the purchase price for the Huntway and El Paso Acquisitions were completed.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

During the fourth quarter of 2002, the final allocation of the purchase price for the UDS Acquisition was completed, with the exception of the effect on the purchase price allocation of certain pre-acquisition tax matters as discussed below. The excess of the purchase price over the fair values of the net assets acquired in the UDS Acquisition was recorded as goodwill.

Certain pre-acquisition tax matters have not been finalized because additional information is required. When these tax matters are resolved, the effect of such matters will be recorded as purchase accounting adjustments. One of these tax matters relates to the measurement of a pre-acquisition contingency related to a UDS franchise tax matter covering 1984 through 1997 which has not been finalized, due principally to a change in outside counsel that was beyond Valero's control. Valero has received an assessment of approximately $105 million with respect to this matter, including interest and penalties. Management believes the purchase price allocation with respect to this matter will be finalized during the first half of 2003.

The final purchase price allocations for the Huntway, El Paso and UDS Acquisitions are summarized below (in millions):

                                                             Huntway        El Paso          UDS
                                                             -------        -------          ---
     Current assets, excluding assets held for sale......    $ 34.1        $ 108.8       $ 1,545.3
     Assets held for sale................................         -              -         1,099.0
     Property, plant and equipment.......................      58.0          324.4         3,772.1
     Intangible assets...................................         -              -           278.6
     Goodwill............................................         -              -         2,550.1
     Deferred charges and other assets...................       0.2              -            72.8
     Current liabilities, less current portion
      of long-term debt and advance from Valero..........     (12.2)          (1.5)       (1,440.8)
     Advance from Valero.................................         -              -          (703.0)
     Long-term debt assumed,
      including current portion..........................         -              -        (1,276.3)
     Capital lease obligations...........................         -         (285.5)              -
     Deferred income tax liabilities.....................      (1.1)             -          (608.7)
     Other long-term liabilities.........................      (1.1)         (37.4)         (695.8)
     Minority interest in consolidated partnership.......         -              -          (115.6)
     Company-obligated preferred securities
      of subsidiary trust................................         -              -          (200.0)
                                                               ----          -----         -------
         Total purchase price............................      77.9          108.8         4,277.7
     Less unrestricted cash acquired.....................      (2.1)             -          (262.2)
                                                               ----          -----         -------
        Purchase price, excluding
          unrestricted cash acquired.....................    $ 75.8        $ 108.8       $ 4,015.5
                                                               ====          =====         =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

There were no significant adjustments to the preliminary purchase price allocations for the Huntway and El Paso Acquisitions. Various adjustments were made to the preliminary purchase price allocation for the UDS Acquisition, including:
     o the balance of assets held for sale was adjusted to reflect the difference between the net cash received by Valero from the liquidation of Valero's investment in Diamond-Koch and the disposition of the Golden Eagle Business and the amount originally recorded as assets held for sale as of December 31, 2001 (see Note 6); and
     o other long-term liabilities were increased to reflect unfavorable lease obligations and additional accruals to conform the assessment of environmental liabilities resulting from the UDS Acquisition to Valero's policy on accounting for environmental liabilities.

The operating results of the Huntway and El Paso Acquisitions were included in the consolidated statements of income beginning June 1, 2001. The operating results of the UDS Acquisition were included in the consolidated statement of income beginning January 1, 2002.

Benicia Acquisition
During the second quarter of 2000, Valero completed the acquisition of certain assets from ExxonMobil in the State of California. The acquired assets and related operations are referred to as the Benicia Acquisition and included:

     o the 165,000 barrel-per-day Benicia refinery located in the San Francisco Bay area and all tangible assets used in the operations of the refinery (Benicia Refinery);
     o    80  Exxon-branded   California   retail  service   stations   (Service
          Stations); and
     o branded supplier relationships with over 260 Exxon-branded service stations (Distribution Assets).

The purchase price for the Benicia Acquisition was $895 million, plus approximately $150 million for refinery inventories acquired in the transaction (based on market prices at the time of closing) and certain costs incurred in connection with the acquisition. The Benicia Acquisition was funded through a $400 million senior notes offering, a $172.5 million offering of premium equity participating security units (PEPS Units), a common stock offering totaling approximately $174.2 million and borrowings under Valero's existing bank credit facilities. See Notes 11, 13 and 14 for details regarding the senior notes, PEPS Units and common stock offerings, respectively. In addition, Valero entered into a $155 million structured lease arrangement for the Service Stations and the Benicia Refinery's dock facility (see Note 22).

The Service Stations included 10 company-operated service stations and approximately 70 dealer-operated service stations subleased from Valero, all of which have been rebranded to the Valero brand. In July 2000, the dealers were offered an option to purchase at fair value the service stations that they were leasing and enter into a new fuels purchase agreement with Valero for a term of 15 years. In connection with this option, these dealers purchased 49 service stations. As a result, the value attributable to the Service Stations was reduced by $72 million.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The Benicia Acquisition was accounted for using the purchase method. The consolidated statements of income include the results of operations related to the Benicia Refinery and the Distribution Assets beginning May 16, 2000 and the results of operations related to the Service Stations beginning June 16, 2000. During the year following the Benicia Acquisition, independent appraisals and other evaluations were completed and the final purchase price allocation was as follows (in millions):

        Current assets...............................           $ 186.5
        Property, plant and equipment................             688.6
        Intangible assets............................              35.0
        Deferred charges and other assets............               3.7
        Current liabilities..........................              (7.9)
        Other long-term liabilities..................             (16.2)
                                                                  -----
         Final purchase price........................           $ 889.7
                                                                  =====

Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the UDS, Huntway and El Paso Acquisitions occurred at the beginning of 2001 and 2000, and that the Benicia Acquisition and the senior notes, PEPS Units and common stock offerings occurred at the beginning of 2000. The effect of the UDS Acquisition included in this pro forma financial information assumes:
     o the Golden Eagle Business, as described and defined in Note 6, was sold as of the beginning of 2001 and 2000,
     o approximately $795 million of the cash proceeds from the sale of the Golden Eagle Business was used to pay down debt, and
     o approximately $130 million of the cash proceeds from the sale of the Golden Eagle Business was used to repurchase 2.9 million shares of common stock at $44.99 per share.

This pro forma information is not necessarily indicative of the results of future operations (in millions, except per share amounts).

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2001              2000
                                                        ----              ----
        Operating revenues....................     $ 27,182.6        $ 29,816.6
        Operating income......................        1,868.3           1,408.8
        Net income............................          972.3             679.4
        Earnings per common share.............           9.37              6.50
        Earnings per common share
         - assuming dilution..................           8.98              6.36

3. RESTRICTED CASH

Restricted cash includes cash held in trust related to change-in-control payments to be made to UDS officers and key employees in connection with the UDS Acquisition, and cash restricted for environmental remediation costs related to the Alma Refinery that was shut down by UDS in 1999. During 2002, $46.4 million was paid to UDS officers and key employees in connection with the UDS Acquisition.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

Receivables consisted of the following (in millions):

                                                          December 31,
                                                          ------------
                                                       2002            2001
                                                       ----            ----
     Accounts receivable......................     $ 1,546.7         $ 705.9
     Notes receivable.........................           9.0            66.9
     Other....................................          25.9             9.3
                                                     -------           -----
                                                     1,581.6           782.1
     Allowance for doubtful accounts..........         (23.4)          (11.3)
                                                     -------           -----
      Receivables, net........................     $ 1,558.2         $ 770.8
                                                     =======           =====

The changes in allowance for doubtful accounts consisted of the following (in millions):

                                                                Year Ended December 31,
                                                                -----------------------
                                                           2002         2001          2000
                                                           ----         ----          ----
       Balance as of beginning of year................   $ 11.3       $  5.6         $ 3.0
         Increase in allowance charged to expense.....     14.5          2.0           2.9
         Reclassification of allowance
            resulting from termination of
            UDS accounts receivable sales facility....     12.0            -             -
         Huntway Acquisition..........................        -          0.6             -
         UDS Acquisition..............................        -          3.4             -
         Accounts charged against the allowance,
            net of recoveries.........................    (14.4)        (0.3)         (0.3)
                                                           ----         ----           ---
       Balance as of end of year......................   $ 23.4       $ 11.3         $ 5.6
                                                           ====         ====           ===

In connection with the UDS Acquisition, Valero assumed a $360 million revolving accounts receivable sales facility, under which Valero could sell eligible credit card and trade accounts receivable on an ongoing basis through a wholly owned subsidiary to a third-party financial institution. Valero also had an existing accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $100 million of eligible trade accounts receivable as of December 31, 2001, which was increased during 2002 to $150 million. On October 8, 2002, Valero renewed and amended its agreement to, among other things, increase the size of its facility from $150 million to $250 million, incorporate credit card receivables into the program and extend the maturity date to October 2005. The assumed UDS facility was terminated in connection with the renewal and amendment of the Valero facility.

Under Valero's existing program, a wholly owned subsidiary of Valero sells an undivided percentage ownership interest in the eligible receivables, without recourse, to a third-party financial institution. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. Under the facility, Valero retains the residual interest in the designated pool of receivables. This retained interest, which is included in receivables, net in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such receivables, (ii) Valero's collection experience history, and (iii) the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES composition of the designated pool of trade and credit card accounts receivable that are part of this program, the fair value of Valero's retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivable sold to the third-party financial institution under the program.

The costs incurred by Valero related to these programs, which were included in other income (expense), net in the consolidated statements of income, were $6.8 million, $2.3 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Proceeds from collections under these revolving accounts receivable sales facilities of $8.5 billion, $1.8 billion and $2.9 billion were reinvested in the programs by the third-party financial institutions for the years ended December 31, 2002, 2001 and 2000, respectively. However, the third-party financial institutions' interests in Valero's accounts receivable were never in excess of the sales facility limits at any time under these programs. No accounts receivable included in this program were written off during 2002, 2001 or 2000.

As of December 31, 2002 and 2001, $1.1 billion and $420 million, respectively, of Valero's accounts receivable comprised the designated pools of trade and credit card accounts receivable included in these programs. Of these amounts, $250 million and $373 million was sold to the third-party financial institutions and the remaining amount was retained by Valero as of December 31, 2002 and 2001, respectively.

5. INVENTORIES

Inventories consisted of the following (in millions):

                                                      December 31,
                                                      ------------
                                                 2002             2001
                                                 ----             ----
  Refinery feedstocks....................    $   488.3         $   513.4
  Refined products and blendstocks.......        731.8             727.8
  Convenience store merchandise..........         87.1              87.9
  Materials and supplies.................        128.9             124.0
                                               -------           -------
     Inventories.........................    $ 1,436.1         $ 1,453.1
                                               =======           =======

Refinery feedstock and refined product and blendstock  inventory volumes totaled
54.8 million barrels and 57.0 million barrels as of December 31, 2002 and 2001, respectively. The reduction of inventory volumes during 2002 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of sales by approximately $39 million. There were no liquidations of LIFO inventories during the years ended December 31, 2001 and 2000.

As of December 31, 2002, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $586 million.

In determining the carrying value of Valero's inventories as of December 31, 2001, Valero recognized a net reduction in cost of sales of $8.8 million resulting from the effect of the valuation of inventories acquired in the UDS Acquisition. This reduction in cost of sales was attributable to:
     o a $101.4 million reduction in cost of sales due to the valuation of the 2001 LIFO inventory increment, resulting primarily from the December 31, 2001 UDS Acquisition, under Valero's pricing methodology

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of average purchase prices during the year (which were significantly in excess of the December 31, 2001 prices at which the UDS inventories were acquired), and
     o a $92.6 million increase in cost of sales resulting from the write-down of LIFO inventories to market value as of December 31, 2001.
As a result of the inventory write-down, the replacement cost of LIFO inventories approximated their carrying values as of December 31, 2001.

6. ASSETS HELD FOR SALE

Golden Eagle Business
In conjunction with the UDS Acquisition, the FTC approved a consent decree requiring the divestiture of certain UDS assets. Similar decrees were finalized with the states of Oregon and California. Pursuant to the consent decrees, the assets to be divested were required to be held separate from other Valero operations, with the operations of those assets overseen by an independent trustee approved by the FTC.

Those assets and their related operations were referred to as the Golden Eagle Business and included:
     o the 168,000 barrel-per-day Golden Eagle Refinery located in the San Francisco Bay area and all tangible assets used in the operation of the refinery including docks, tanks and pipelines;
     o the wholesale marketing business generally associated with the Golden Eagle Refinery production, which included sales primarily to unbranded customers located in the northern half of California and Reno, Nevada; and
     o 70 Beacon- and Ultramar-branded convenience stores located in Northern California, including land, buildings, pump equipment, underground storage tanks and various store equipment.

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

On May 17, 2002, the sale of the Golden Eagle Business was completed. Valero received cash proceeds of $925 million and two ten-year junior subordinated notes with face amounts totaling $150 million as follows:
     o a $100 million note, due July 17, 2012, which is non-interest bearing for the first five years and carries a 7.5% interest rate for the remaining five-year period, and
     o a $50 million note, due July 17, 2012, which bears no interest during the first year and bears interest at approximately 7.5% for years two through ten.
The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represented Valero's best estimate of the fair value of the notes at the closing date of the sale. The discount is being amortized over the life of the notes and is reported as interest income in other income (expense), net in the consolidated statement of income. The notes receivable are included in Valero's consolidated balance sheet in deferred charges and other assets.

The sales price included the assumption by Tesoro of various employee benefit and lease obligations, but excluded certain assets and liabilities of the Golden Eagle Business that were retained by Valero, including accounts receivable,

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES accounts payable, certain accrued liabilities and income tax obligations. Results of operations for the Golden Eagle Business are excluded from Valero's results of operations. The difference between the net cash received by Valero related to the Golden Eagle Business and the amount recorded as assets held for sale as of December 31, 2001 was accounted for by reallocating Valero's purchase price for UDS. No gain or loss was recorded by Valero on this transaction. Valero applied the consensus reached in Emerging Issues Task Force Issue No. 87-11 in accounting for this transaction as the disposal activities were initiated prior to January 1, 2002.

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

7. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, which includes capital lease assets, consisted of the following (in millions):


                                                                                      December 31,
                                                              Estimated              ------------
                                                             Useful Lives          2002            2001
                                                             ------------          ----            ----
   Land.................................................                       $   268.0       $   196.5
   Crude oil processing facilities......................    20 - 31 years        6,261.4         5,726.9
   Butane processing facilities.........................         30 years          243.7           243.7
   Pipeline and terminal facilities.....................    28 - 33 years          494.3           605.1
   Retail facilities....................................     3 - 13 years          526.7           573.9
   Other................................................     2 - 44 years          373.2           325.2
   Construction in progress.............................                           473.6           483.3
                                                                                 -------         -------
    Property, plant and equipment.......................                       $ 8,640.9       $ 8,154.6
                                                                                 =======         =======

As of December 31, 2002 and 2001, Valero had crude oil processing facilities and pipeline and terminal facilities under capital leases totaling $308.2 million and $318.7 million, net of accumulated amortization of $16.3 million and $6.0 million, respectively. On February 28, 2003, Valero exercised its option under the capital leases to purchase the leased facilities as described in Note 26.

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $316.3 million, $137.7 million and $112.1 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in millions):

                                                            December 31, 2002              December 31, 2001
                                                            -----------------              -----------------
                                                            Gross      Accumulated         Gross      Accumulated
                                                            Cost      Amortization          Cost     Amortization
                                                            ----      ------------          ----     ------------
Intangible assets subject to amortization:
  Customer lists.....................................     $ 101.2       $ (6.7)           $ 90.0         $   -
  Canadian retail operations.........................        98.4         (2.4)             97.9             -
  U.S. retail operations.............................        91.1        (16.1)             77.2          (6.5)
  Air emission credits...............................        53.6         (4.6)             50.0             -
  Royalties and licenses.............................        35.4         (8.8)             32.3          (7.0)
                                                            -----         ----             -----         -----
   Intangible assets subject to amortization.........     $ 379.7      $ (38.6)          $ 347.4        $(13.5)
                                                            =====         ====             =====          ====

The gross cost as of December 31, 2001 for the customer lists, Canadian retail operations, air emission credits, and $18.6 million of the U.S. retail operations, related to assets acquired on December 31, 2001 in the UDS Acquisition; therefore, no amortization expense was incurred for these intangible assets for the year ended December 31, 2001. All of Valero's intangible assets are subject to amortization.

In connection with the Benicia Acquisition, Valero received the exclusive rights to offer the Exxon brand throughout the state of California (except for the San Francisco Bay area) for a ten-year period. The value assigned to this right was $35 million and is being amortized over the ten-year term of the rights agreement.

Amortization expense for intangible assets was $25.1 million and $6.0 million for the years ended December 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for the years ending December 31, 2003 through 2007 is approximately $26 million per year.

9. GOODWILL

The changes in the carrying amount of goodwill were as follows (in millions):

                                                           Year Ended December 31,
                                                           -----------------------
                                                            2002              2001
                                                            ----              ----
   Balance as of beginning of year.....................  $ 2,210.5             $  -
    Purchase price allocation and adjustments
     related to the UDS Acquisition (see Note 2).......      339.6          2,210.5
    Earn-out payments in connection with
     other acquisitions (see Note 22)..................       29.9                -
                                                           -------          -------
   Balance as of end of year...........................  $ 2,580.0        $ 2,210.5
                                                           =======          =======


Because the goodwill resulted from the UDS Acquisition on December 31, 2001, subsequent to the effective date of FASB Statement No. 142, no amortization of goodwill is reflected in Valero's consolidated financial statements for any year presented. All of the goodwill was allocated to the refining segment.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero completed its annual test for impairment of goodwill in the fourth quarter of 2002. Based on the results of the test, there was no impairment of goodwill.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

                                                             December 31,
                                                             ------------
                                                        2002             2001
                                                        ----             ----
        Accrued employee benefit costs..........     $  78.8          $ 147.6
        Change-in-control benefits..............           -             60.8
        Accrued interest expense................        61.4             42.4
        Accrued environmental costs.............        30.5             33.5
        Derivative liabilities..................        25.8             27.6
        Accrued acquisition costs...............        10.9             26.2
        Other...................................        86.8             82.8
                                                       -----            -----
           Accrued expenses.....................     $ 294.2          $ 420.9
                                                       =====            =====

The decrease in accrued employee benefit costs is due mainly to lower bonus accruals as of December 31, 2002 as a result of the lower level of operating income recognized during 2002. The decrease in change-in-control benefits was a result of benefits paid in early 2002 to UDS officers and key employees in connection with the UDS Acquisition. Included in other accrued expenses are amounts primarily related to various accruals for refining, retail and corporate expenses.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

11. DEBT

Long-term debt balances, at stated values, consisted of the following (in millions):

                                                                         December 31,
                                                                         ------------
                                                        Maturity       2002          2001
                                                        --------       ----          ----
        Industrial revenue bonds:
          Tax-exempt Revenue Refunding Bonds:
            Series 1997A, 5.45%......................     2027     $    24.4    $    24.4
            Series 1997B, 5.40%......................     2018          32.8         32.8
            Series 1997C, 5.40%......................     2018          32.8         32.8
            Series 1997D, 5.125%.....................     2009           8.5          8.5
          Tax-exempt Waste Disposal Revenue Bonds:
            Series 1997, 5.6%........................     2031          25.0         25.0
            Series 1998, 5.6%........................     2032          25.0         25.0
            Series 1999, 5.7%........................     2032          25.0         25.0
            Series 2001, 6.65%.......................     2032          18.5         18.5
        CORE notes, 6.311%...........................     2007          50.0            -
        6.125% notes.................................     2007         300.0            -
        6.75% notes..................................     2032             -        150.0
        6.875% notes.................................     2012         750.0            -
        7.375% notes.................................     2006         300.0        300.0
        7.50% notes..................................     2032         750.0            -
        8.375% notes.................................     2005         200.0        200.0
        8.75%  notes.................................     2030         200.0        200.0
        8.625% Guaranteed Notes......................        -             -        275.0
        Medium-term Notes:
         7.44% (average rate)........................     2005          46.0         46.0
         8.0%........................................     2005         150.0        150.0
         8.45% (average rate)........................     2003          24.0         24.0
        Debentures:
         7.25% (non-callable)........................     2010          25.0         25.0
         7.65% (putable July 1, 2006)................     2026         100.0        100.0
         8.00% (callable April 1, 2003)..............     2023         100.0        100.0
         8.75% (non-callable)........................     2015          75.0         75.0
        Senior Notes:
         6.70%.......................................     2013         180.0            -
         6.75% (putable October 15, 2009;
           callable thereafter)......................     2037         100.0        100.0
         6.875%......................................     2012         100.0            -
         7.20% (callable)............................     2017         200.0        200.0
         7.45% (callable)............................     2097         100.0        100.0
        $750 million revolving bank credit and
          letter of credit facility..................     2006         600.0        525.0
        $750 million revolving bank credit facility..     2003         150.0            -
        Other........................................   Various         27.7         59.8
        Net unamortized premium (discount)
         (including fair market value adjustments)...                  (44.0)         1.3
                                                                     -------      -------
            Total debt...............................                4,675.7      2,823.1
        Less current portion, including
         unamortized premium of $1.2 and $7.6........                 (181.6)      (305.7)
                                                                     -------      -------
           Long-term debt, less current portion......              $ 4,494.1    $ 2,517.4
                                                                     =======      =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

As of December 31, 2002, Valero also had $3 million outstanding under an uncommitted short-term bank credit facility with an interest rate of 2.75%. In addition, Valero had $147.1 million of letters of credit outstanding under uncommitted short-term facilities. Valero's uncommitted credit facilities have no commitment or other fees, no compensating balance requirements and are unsecured and unrestricted as to use.

On January 7, 2002, Valero financed the $2.1 billion cash portion of the UDS Acquisition, which was recorded as payable to UDS shareholders as of December 31, 2001, with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. The bridge loan facility was a single-draw facility with a one-year maturity. Borrowings under this facility were repaid in April 2002 with proceeds from a $1.8 billion debt offering discussed below. The two revolving bank credit facilities provide for commitments of $750 million for a five-year term and $750 million for a 364-day term, respectively, and, subject to the commitment amounts and terms, provide for borrowings to be made at various amounts, maturities and interest rates, at the option of Valero.

Valero will also be charged various fees and expenses in connection with these facilities, including facility fees and various letter of credit fees. The interest rates and fees under these facilities are subject to adjustment based upon the credit ratings assigned to Valero's long-term debt. These facilities include certain restrictive covenants, including a coverage ratio and a debt-to-capitalization ratio. As of December 31, 2002, borrowings under these committed facilities were $750 million while letters of credit outstanding were approximately $99.8 million.

A Canadian subsidiary of Valero has a committed revolving credit facility under which it may borrow and obtain letters of credit up to Cdn. $115 million. As of December 31, 2002, Valero had Cdn. $6.4 million of letters of credit outstanding under the Canadian revolving credit facility. Valero L.P. has a revolving credit facility under which it could borrow up to $120 million as of December 31, 2002 (subsequently amended in March 2003 to increase the facility to $175 million). As of December 31, 2002, there were no amounts outstanding under the Valero L.P. revolving credit facility.

On April 15, 2002, Valero issued $1.8 billion of notes under its $3.5 billion shelf registration statement as follows:
     o    $300 million of 6.125% notes due April 15, 2007,
     o    $750 million of 6.875% notes due April 15, 2012, and
     o    $750 million of 7.5% notes due April 15, 2032.
The notes are unsecured and are redeemable, in whole or in part, at Valero's option. Proceeds from this offering were used to repay all borrowings under Valero's $1.5 billion bridge loan facility associated with the UDS Acquisition and reduce borrowings under Valero's revolving bank credit facilities.

In June 2002, Valero L.P. and Valero Logistics Operations, L.P., indirect subsidiaries of Valero as of December 31, 2002, filed a $500 million universal shelf registration statement with the Securities and Exchange Commission (SEC). In July 2002, Valero Logistics Operations, L.P. issued $100 million of 6.875% senior notes due 2012 under the registration statement. The notes are unsecured and are redeemable, in whole or in part, at Valero Logistics Operations, L.P.'s option. The net proceeds from the offering were used to repay $91.0 million outstanding under the Valero Logistics Operations, L.P. revolving credit facility and for general partnership purposes.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

In July 2002, $275 million of 8.625% guaranteed notes matured and were repaid with borrowings under Valero's revolving bank credit facilities.

In September 2002, Valero amended the interest coverage ratio covenant in its various bank credit facilities and structured lease arrangements. The amendment provides that Valero's trailing four-quarter coverage ratio must not be less than:
     o 2.4 times for the fourth quarter of 2002 and the first quarter of 2003,
     o    2.5 times for the second, third and fourth quarters of 2003, and
     o    2.75 times thereafter.

In November 2002, Valero renewed its $750 million 364-day revolving bank credit facility.

Also in November 2002, Valero issued under its shelf registration statement $50 million of 6.311% notes due November 30, 2007. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option.

In December 2002, Valero issued under its shelf registration statement $180 million of 6.7% senior notes due January 15, 2013. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option. Almost all of these notes were issued in exchange for the $150 million of 6.75% notes issued to the Valero Pass-Through Asset Trust 1997-1 in 1997 and to terminate an option held by a third party to purchase the 6.75% notes on December 15, 2002.

In connection with the UDS Acquisition, Valero assumed various debt obligations including 8.625% guaranteed notes, medium-term notes, debentures, senior notes, and various notes payable which were recorded at a fair value of $1.3 billion. Generally, the UDS debt obligations are unsecured with interest payable semi-annually.

The aggregate stated maturities of long-term debt as of December 31, 2002 were as follows (in millions):

        2003.....................................................     $   180.4
        2004.....................................................           1.9
        2005.....................................................         397.9
        2006.....................................................         902.0
        2007.....................................................         352.0
        Thereafter...............................................       2,885.5
        Unamortized discount.....................................         (44.0)
                                                                        -------
          Total..................................................     $ 4,675.7
                                                                        =======

Amounts due in 2003 include $150.0 million borrowed under Valero's 364-day revolving bank credit facility.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

As of December 31, 2002 and 2001, the estimated fair value of Valero's long-term debt, including current portion, was as follows (in millions):

                                                     December 31,
                                                     ------------
                                                   2002         2001
                                                   ----         ----
      Carrying amount........................  $ 4,675.7    $ 2,823.1
      Fair value.............................    4,831.0      2,873.2


12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

                                                           December 31,
                                                           ------------
                                                         2002         2001
                                                         ----         ----
   Employee benefit plan liabilities...............    $ 418.8      $ 387.4
   Environmental liabilities.......................      191.5        137.3
   Unfavorable lease obligations...................      145.9        136.7
   Captive insurance reserves......................       49.9         47.1
   Other...........................................       60.5         54.3
                                                          ----       ------
        Other long-term liabilities................    $ 866.6      $ 762.8
                                                         =====        =====

Employee benefit plan liabilities include the long-term obligation for Valero's pension and other postretirement benefit plans as discussed in Note 21. Environmental liabilities reflect the long-term portion of Valero's estimated remediation costs for environmental assessments as discussed in Note 23. Unfavorable lease obligations reflect the fair value of liabilities assumed in connection with the UDS Acquisition related to lease agreements for retail facilities and vessel charters.

13. COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Company-obligated preferred securities of subsidiary trusts include:
     o $172.5 million of Premium Equity Participating Security Units (PEPS Units) which are mandatorily redeemable, and
     o $200 million of Trust Originated Preferred Securities (TOPrS) which are redeemable at Valero's option.

Premium Equity Participating Security Units
On June 28, 2000, Valero issued $172.5 million of 7 3/4% PEPS Units in a public offering (6,900,000 units at $25.00 per unit). The net proceeds received by Valero from this offering, which were used to fund the Benicia Acquisition, were approximately $167 million. Each PEPS Unit consists of a purchase contract for shares of Valero common stock and a trust preferred security.

Each purchase contract obligates the holder to purchase from Valero on August 18, 2003, for a price of $25.00 per contract, the following number of shares of Valero common stock based on the average closing price of Valero's common stock

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES over the 20-day trading period ending on the third trading day prior to August 18, 2003:
     o    0.71531 shares if the average closing price equals or exceeds $34.95;
     o a number of shares having a value equal to $25.00 if the average closing price is less than $34.95 but greater than $29.125; and
     o 0.85837 shares if the average closing price is less than or equal to $29.125.
The holder has the option to settle a purchase contract early for a price of $25.00 in exchange for 0.71531 shares of Valero common stock.

Each trust preferred security represents an undivided interest in the assets of VEC Trust I, a wholly owned subsidiary trust of Valero, has a stated liquidation amount of $25.00 and matures on August 18, 2005. The trust preferred security is pledged as collateral to secure the PEPS Unit holder's obligation to purchase Valero common stock under the related purchase contract. VEC Trust I pays a cash distribution on each trust preferred security at the annual rate of 7.75% of the $25.00 stated liquidation amount prior to August 18, 2003, and from August 18, 2003 until August 18, 2005, at a reset rate that may be less than, equal to or greater than this amount. The cash distribution payments are made quarterly on February 18, May 18, August 18 and November 18 of each year.

The assets of VEC Trust I consist solely of Valero senior deferrable notes maturing on August 18, 2005. VEC Trust I's sole source of funds for distributions on the trust preferred securities is the interest payments it receives from Valero on the senior deferrable notes. Valero has the right to defer interest on the senior deferrable notes until August 18, 2003, in which case distributions on the trust preferred securities would also be deferred. Any deferred distributions will accumulate and compound quarterly at the rate of 7.75% per year. Valero guarantees the payment of distributions on the trust preferred securities to the extent interest is paid on the senior deferrable notes. Distributions on the trust preferred securities, whether paid or accumulated, are reflected in distributions on preferred securities of subsidiary trust in the consolidated statements of income.

In August 2003, pursuant to the purchase contract that is part of each PEPS Unit, the holders of PEPS Units will be obligated to purchase shares of common stock from Valero for $25 per purchase contract, which will result in the receipt of $172.5 million of cash by Valero in exchange for the issuance of common stock at a price based on the 20-day trading period described above. Holders of PEPS Units may settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. The distribution rate on the trust preferred securities will be reset on August 18, 2003 based on the price for which the trust preferred securities are remarketed.

Prior to the issuance of shares of Valero common stock upon settlement of the purchase contracts, the PEPS Units are reflected in Valero's earnings per common share - assuming dilution calculations using the treasury stock method. Consequently, the PEPS Units will have a dilutive effect on earnings per share for reporting periods during which the average market price per share of Valero common stock exceeds $34.95. For reporting periods during which the average market price per share of Valero common stock is $34.95 or less, the PEPS Units will have a dilutive effect on earnings per common share - assuming dilution only when that average market price per share is above the average closing price for the 20-day trading period ending on the third trading day prior to the end of the reporting period.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Trust Originated Preferred Securities
On June 25, 1997, UDS Capital I (the Trust) issued $200 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering (8,000,000 units at $25.00 per unit). The TOPrS became redeemable on June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price of $25.00 per security. Distributions on the TOPrS are cumulative and payable quarterly in arrears, on March 31, June 30, September 30 and December 31, if and when the Trust has funds available for distribution, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

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

Valero also has 20 million shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2002 and 2001, there were no outstanding shares of preferred stock.

Exchange of UDS Shares
In connection with the UDS Acquisition, Valero issued 45.9 million shares of Valero common stock and vested 5.8 million employee stock options in the exchange, which increased stockholders' equity by a total of approximately $2.2 billion.

Common Stock Offering
On June 28, 2000, Valero issued to the public 5,980,000 shares of its common stock at $29.125 per share. Valero received net proceeds of approximately $167 million from this offering, which were used to fund the Benicia Acquisition.

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the years ended December 31, 2002, 2001 and 2000, Valero repurchased shares of its common stock under these programs at a cost of $45.5 million, $156.7 million and $64.3 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

15. EARNINGS PER SHARE

The computation of earnings per share amounts is as follows (dollars and shares in millions, except per share amounts):

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                 2002          2001        2000
                                                                 ----          ----        ----
   Earnings per Common Share:
   Net income applicable to common shares...............       $ 91.5       $ 563.6     $ 339.1
                                                                 ====         =====       =====

   Weighted-average common shares outstanding...........        105.8          60.7        58.5
                                                                =====          ====        ====

   Earnings per common share ...........................       $ 0.86        $ 9.28      $ 5.79
                                                                 ====          ====        ====


   Earnings per Common Share - Assuming Dilution:
   Net income available to
    common equivalent shares............................       $ 91.5       $ 563.6     $ 339.1
                                                                 ====         =====       =====

   Weighted-average common shares outstanding...........        105.8          60.7        58.5
   Effect of dilutive securities:
      Stock options.....................................          2.9           1.9         1.3
      Performance awards and other benefit plans........          1.3           1.0         0.7
      PEPS Units........................................          0.1           0.2           -
                                                                -----          ----        ----
   Weighted-average common equivalent
      shares outstanding................................        110.1          63.8        60.5
                                                                =====          ====        ====

   Earnings per common share -
      assuming dilution.................................       $ 0.83        $ 8.83      $ 5.60
                                                                 ====          ====        ====


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

16. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                2002          2001          2000
                                                                ----          ----          ----
        Decrease (increase) in current assets:
           Restricted cash.................................  $  46.3       $     -       $     -
           Receivables, net................................   (777.4)        166.6        (213.3)
           Inventories.....................................     20.3         (66.5)        (70.4)
           Income taxes receivable.........................    169.4         (44.5)            -
           Prepaid expenses and other current assets.......     23.3           5.9         (10.3)
        Increase (decrease) in current liabilities:
           Accounts payable................................    402.9        (237.6)        189.9
           Accrued expenses................................   (161.1)         33.1          49.7
           Taxes other than income taxes...................     39.1           6.9          21.6
           Income taxes payable............................     28.4         (16.8)         36.3
                                                               -----        ------         -----
             Changes in current assets and
                current liabilities........................  $(208.8)      $(152.9)      $   3.5
                                                               =====         =====         =====

These changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons. The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt and capital lease obligations. Also excluded from the table above are the current assets and current liabilities acquired in connection with the UDS, Huntway and El Paso Acquisitions in 2001 and the Benicia Acquisition in 2000, which are reflected separately in the consolidated statements of cash flow, and the effect of certain noncash investing activities discussed below. In addition, certain differences between consolidated balance sheet changes and statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the year ended December 31, 2002 included:
     o the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;
     o the receipt of $150 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and
     o various adjustments to property, plant and equipment, goodwill and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Huntway, El Paso and UDS Acquisitions.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Noncash investing and financing activities for 2001 included:
     o the issuance of $2.1 billion of common stock and $120 million of vested employee stock options as partial consideration for the UDS Acquisition,
     o the recognition of capital lease obligations of approximately $286 million related to the El Paso Acquisition, and
     o various adjustments to property, plant and equipment and certain current assets and current and noncurrent liabilities resulting from the final purchase price allocation related to the Benicia Acquisition.

Noncash investing and financing activities for the year ended December 31, 2000 included various adjustments to property, plant and equipment and certain current assets and current liabilities resulting from the preliminary purchase price allocation related to the Benicia Acquisition.

Cash flows related to interest and income taxes were as follows (in millions):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                 2002        2001        2000
                                                                 ----        ----        ----
        Interest paid (net of amount capitalized)...........   $ 262.0     $  78.8     $ 71.8
        Income taxes paid...................................      31.6       124.8       49.6
        Income tax refunds received.........................     172.7         2.5        0.6

17. PRICE RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:
     o changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);
     o changes in cash flows of certain forecasted transactions such as forecasted feedstock purchases, natural gas purchases and refined product sales (cash flow hedges); and
     o price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).
In addition, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

Interest Rate Risk
Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to floating rate debt.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Foreign Currency Risk
Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. These contracts mature annually at various amounts from 2003 through 2007. As of December 31, 2002, these contracts had a fair value of $6.1 million, which are included in prepaid expenses and other current assets and deferred charges and other assets. The gain recognized in income on these contracts, which was $6.1 million for the year ended December 31, 2002, was substantially offset by a loss of $2.4 million recognized in income from the effect of the exchange rate fluctuation on the hedged investment for the year.

As of December 31, 2002, Valero had commitments to purchase $33.8 million of U.S. dollars. Valero's market risk was minimal on these contracts as they matured on or before January 3, 2003.

Impact of Adoption
The impact of adopting Statement No. 133 as of January 1, 2001 was as follows (debit (credit) in millions):

   Inventories...................................................     $  3.2
   Deferred charges, deferred credits and other..................       42.8
   Accounts payable..............................................       (2.5)
   Deferred income tax liabilities...............................      (15.2)
   Other comprehensive income, net of income tax expense.........      (28.3)

Current Period Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

                                                   Year Ended December 31,
                                                   -----------------------
                                                    2002              2001
                                                    ----              ----

   Fair value hedges...........................   $ (1.2)           $ (3.4)
   Cash flow hedges............................     29.3             (20.8)

The above amounts were included in cost of sales in the consolidated statements of income. No component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income (loss) in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in accumulated other comprehensive income (loss) as of December 31, 2002 that is expected to be reclassified into income within the next 12 months is less than $50,000. As of December 31, 2002, the maximum length of time over which Valero was hedging its

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES exposure to the variability in future cash flows for forecasted transactions was two years, with the majority of the transactions maturing in less than one year. For the years ended December 31, 2002 and 2001, there were no amounts reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of cash flow hedge accounting.

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

The Rights are transferable only with the common stock until the earlier of:
          (i). 10 days following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of Valero's common stock,
          (ii).10 business days (or later date as may be determined by Valero's Board of Directors) following the initiation of a tender offer or exchange offer that would result in an Acquiring Person having beneficial ownership of 15% or more of Valero's outstanding common stock (the earlier of the date of the occurrence of (i) or (ii) being called the Rights Separation Date), or
          (iii). the earlier redemption or expiration of the Rights.

The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of Valero's outstanding common stock, Valero's Board of Directors may redeem the Rights at a price of $0.01 per Right. The Rights will expire on June 30, 2007, unless extended or the Rights are earlier redeemed or exchanged by Valero.

If after the Rights Separation Date, Valero is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon the exercise of the Right at its then current exercise price, that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the exercise price of the Right. In the event that any Acquiring Person becomes the beneficial owner of 15% or more of Valero's outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

At any time after an Acquiring Person acquires beneficial ownership of 15% or more of Valero's outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of Valero's outstanding common stock, Valero's Board of Directors may exchange the Right (other than Rights owned by the Acquiring Person which have become void), at an exchange ratio of one share of common stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

Until a Right is exercised, the holder will have no rights as a stockholder of Valero including, without limitation, the right to vote or to receive dividends. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to any Acquiring Person that attempts to acquire Valero on terms not approved by Valero's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by Valero's Board of Directors since the Rights may be redeemed by Valero prior to the time that an Acquiring Person has acquired beneficial ownership of 15% or more of Valero's outstanding common stock.

19. INCOME TAXES

Components of income tax expense were as follows (in millions):

                                              Year Ended December 31,
                                              -----------------------
                                          2002          2001         2000
                                          ----          ----         ----
 Current:
  U.S. federal.......................   $ (8.2)      $  56.2       $ 80.0
  U.S. state.........................      0.8           4.4          6.0
  Canada.............................     64.1             -            -
                                          ----         -----        -----
   Total current.....................     56.7          60.6         86.0
                                          ----         -----        -----

 Deferred:
  U.S. federal.......................     24.2         246.6        102.1
  U.S. state.........................      3.2          24.1          1.0
  Canada.............................    (25.9)            -            -
                                          ----         -----        -----
   Total deferred....................      1.5         270.7        103.1
                                          ----         -----        -----

    Income tax expense...............   $ 58.2       $ 331.3      $ 189.1
                                          ====         =====        =====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

For the year ended December 31, 2002, income before income tax expense from U.S. operations and Canadian operations was $44.0 million and $105.7 million, respectively. The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income taxes (in millions):

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               2002          2001          2000
                                                               ----          ----          ----
        U.S. federal income tax expense
           at the statutory rate.......................      $ 52.4       $ 313.2       $ 184.9
        U.S. state income taxes,
           net of federal income tax effect............         2.5          18.5           4.5
        Canadian operations............................         1.2             -             -
        General business tax credit....................        (0.9)         (1.0)         (3.0)
        Other, net.....................................         3.0           0.6           2.7
                                                               ----         -----         -----
             Income tax expense........................      $ 58.2       $ 331.3       $ 189.1
                                                               ====         =====         =====

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

                                                                   December 31,
                                                                   ------------
                                                              2002              2001
                                                              ----              ----
        Deferred income tax assets:
         Tax credit carryforwards....................... $    141.4       $     92.6
         Net operating losses...........................      323.0             21.8
         Compensation and employee
          benefit liabilities...........................      162.8            107.5
         Accrued liabilities............................      123.7            110.9
         Other assets...................................       72.0             84.5
                                                            -------          -------
          Total deferred income tax assets..............      822.9            417.3
         Less: Valuation allowance......................      (39.1)           (24.0)
                                                            -------          -------
          Net deferred income tax assets................      783.8            393.3
                                                            -------          -------

        Deferred income tax liabilities:
         Turnarounds....................................     (103.9)           (97.0)
         Depreciation...................................   (1,564.4)        (1,477.3)
         Equity investment in Diamond-Koch, L.P.........          -            (75.5)
         Inventories....................................     (105.6)           (55.1)
         Other..........................................     (215.6)          (137.2)
                                                            -------          -------
          Total deferred income tax liabilities.........   (1,989.5)        (1,842.1)
                                                            -------          -------

        Net deferred income tax liabilities............. $ (1,205.7)      $ (1,448.8)
                                                            =======          =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

As of December 31, 2002, Valero had the following U.S. federal and state income tax credit and loss carryforwards (in millions):

                                                        Amount     Expiration
                                                        ------     ----------
    Alternative minimum tax (AMT) credit..........     $ 108.7     Indefinite
    U.S. federal income tax credits...............         2.0     2003 through 2017
    U.S. state income tax credits.................        22.9     2003 through 2012
    Foreign tax credit............................        30.7     2006
    U.S. federal net operating losses (NOL).......       798.3     2011 through 2022
    U.S. state NOL................................     1,434.2     2003 through 2022

Approximately $17 million of the AMT credit, $1 million of the U.S. federal income tax credits, and $20 million of the U.S. federal NOL carryforwards are subject to annual U.S. federal income tax limitations.

Valero has recorded a valuation allowance as of December 31, 2002 and 2001, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses carred forward and foreign tax credits carried forward, before they expire. The valuation allowance is based on Valero's estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2002 is dependent upon Valero's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, Valero believes it is more likely than not that the net deferred income tax assets will be realized.

U.S. federal deferred income taxes or Canadian withholding taxes have not been provided for on the undistributed earnings of Valero's Canadian subsidiaries based on the determination that those earnings will be indefinitely reinvested. As of December 31, 2002, the cumulative undistributed earnings of these subsidiaries were approximately $80 million. If those earnings were not considered indefinitely reinvested, U.S. federal deferred income taxes and Canadian withholding taxes would have been recorded after consideration of foreign tax credits.

Valero's separate tax years through 1998 and UDS's tax years through 1994 and for 1998 are closed to adjustment by the Internal Revenue Service. UDS's separate tax years 1995 through 1997 are currently under examination. Valero believes that adequate provisions for income taxes have been reflected in the consolidated financial statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

20. SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero had one reportable segment, the refining and marketing of refined products. Beginning January 1, 2002, Valero has two reportable segments, refining and retail, because of Valero's acquisition of UDS on December 31, 2001, and its significant retail operations. Valero's refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category. Segment information for the years ended December 31, 2001 and 2000 have been reclassified to conform to the 2002 reportable segment presentation.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.

                                                     Refining      Retail      Corporate       Total
                                                     --------      ------      ---------       -----
                                                                      (in millions)
Year ended December 31, 2002:
Operating revenues from external customers.....     $ 21,809.8    $ 5,166.4     $     -     $ 26,976.2
Intersegment revenues..........................        2,586.5            -           -        2,586.5
Operating income (loss)........................          642.4        128.5      (300.0)         470.9

Year ended December 31, 2001:
Operating revenues from external customers.....       14,944.0         44.3           -       14,988.3
Intersegment revenues..........................           27.6            -           -           27.6
Operating income (loss)........................        1,160.8          1.9      (161.3)       1,001.4

Year ended December 31, 2000:
Operating revenues from external customers.....       14,643.2         27.9           -       14,671.1
Intersegment revenues..........................           14.9            -           -           14.9
Operating income (loss)........................          741.7          0.8      (131.5)         611.0

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Valero's principal products include conventional, reformulated and CARB gasolines, low-sulfur diesel, and oxygenates and other gasoline blendstocks.
Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. Operating revenues from external customers for Valero's principal products for the years ended December 31, 2002, 2001 and 2000 were as follows (in millions):

                                                            Year Ended December 31,
                                                            -----------------------
                                                       2002          2001            2000
                                                       ----          ----            ----
   Refining:
    Gasolines and blendstocks.................     $ 11,376.3    $  8,402.4     $  7,805.9
    Distillates...............................        5,378.4       3,368.9        3,747.1
    Petrochemicals............................          462.9         301.9          386.9
    Lubes and asphalts........................          888.9         410.0          295.3
    Other products and revenues...............        3,703.3       2,460.8        2,408.0
                                                     --------      --------       --------
     Total refining operating revenues........       21,809.8      14,944.0       14,643.2
                                                     --------      --------       --------
   Retail:
    Fuel sales (gasoline and diesel)..........        3,677.6          40.1           25.6
    Merchandise sales and other...............        1,294.6           4.2            2.3
    Home heating oil..........................          194.2             -              -
                                                     --------      --------       --------
     Total retail operating revenues..........        5,166.4          44.3           27.9
                                                     --------      --------       --------
     Consolidated operating revenues..........     $ 26,976.2    $ 14,988.3     $ 14,671.1
                                                     ========      ========       ========

Operating revenues by geographic area for the year ended December 31, 2002 are shown in the table below (in millions). For the years ended December 31, 2001 and 2000, Valero had no significant amount of export sales. The geographic area is based on location of customer.


        United States........................................     $ 23,286.0
        Canada...............................................        2,984.2
        Other foreign countries..............................          706.0
                                                                    --------
           Consolidated operating revenues...................     $ 26,976.2
                                                                    ========

For the year ended December 31, 2002, no customer accounted for more than 10% of Valero's consolidated operating revenues. During the years ended December 31, 2001 and 2000, $1.6 billion (10.6%) and $1.7 billion (11.7%), respectively, of Valero's consolidated operating revenues were derived from sales to one customer in the refining segment.

Long-lived assets include property, plant and equipment, intangible assets and certain long-lived assets included in deferred charges and other assets.
Geographic information by country for long-lived assets consisted of the following (in millions):

                                                         December 31,
                                                        ------------
                                                    2002              2001
                                                    ----              ----
  United States............................      $ 6,973.1        $ 6,745.4
  Canada...................................        1,004.1          1,024.4
                                                   -------          -------
    Consolidated long-lived assets.........      $ 7,977.2        $ 7,769.8
                                                   =======          =======

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Total assets by reportable segment were as follows (in millions):

                                                         December 31,
                                                         ------------
                                                   2002              2001
                                                   ----              ----
   Refining.................................    $ 12,661.7       $ 12,573.9
   Retail...................................       1,085.1          1,165.4
   Corporate................................         718.4            660.5
                                                  --------         --------
    Total consolidated assets...............    $ 14,465.2       $ 14,399.8
                                                  ========         ========

The entire balance of goodwill as of December 31, 2002 and 2001 has been included in the total assets of the refining reportable segment.

21. EMPLOYEE BENEFIT PLANS

Pension Plans and Postretirement Benefits Other Than Pensions
Valero has several qualified non-contributory defined benefit plans (the Qualified Plans) including plans assumed in the UDS Acquisition, some of which were subject to collective bargaining agreements. The Qualified Plans cover substantially all employees in the United States and generally provide eligible employees with retirement income based on years of service and compensation during specific periods. Effective March 1 and April 1, 2002, certain classes of former UDS retail employees ceased accruing benefits under Valero's qualified pension plan.

Valero also has various nonqualified supplemental executive retirement plans (Supplemental Plans), including those assumed in the UDS Acquisition, which provide additional pension benefits to executive officers and certain other employees. The Supplemental Plans and the Qualified Plans are collectively referred to as the Pension Plans.

Approximately $32 million and $19 million of the Qualified Plans' assets were invested in Valero common stock as of December 31, 2002 and 2001, respectively. The balance of the assets are invested in domestic and foreign equities, corporate bonds, government securities and money market funds.

In connection with the UDS Acquisition, Valero approved the establishment of a supplement to the pension plan (the 2001 Voluntary Early Retirement Window) which permitted certain employees to retire from employment during 2002. There were 100 employees who accepted the 2001 Voluntary Early Retirement Window option.

Valero also provides certain health care and life insurance benefits for retired employees, referred to as postretirement benefits other than pensions. Substantially all of Valero's employees may become eligible for these benefits if, while still working for Valero, they either reach normal retirement age or take early retirement. Valero offers health care benefits through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. Valero funds its postretirement benefits other than pensions on a pay-as-you-go basis. Individuals who became Valero employees as a result of an acquisition by Valero became eligible for other postretirement benefits under Valero's plan as determined by terms of the acquisition agreement.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The changes in benefit obligation, changes in plan assets, funded status and amounts recognized in Valero's consolidated balance sheets for Valero's Pension Plans and other postretirement benefits were as follows (in millions):

                                                                                         Other Postretirement
                                                           Pension Benefits                   Benefits
                                                           -----------------            --------------------
                                                           2002          2001            2002           2001
                                                           ----          ----            ----           ----
     Change in benefit obligation:
     Benefit obligation at beginning of year.........    $ 690.2       $ 188.3         $ 193.3        $  62.7
      Service cost...................................       41.0          15.2             8.7            4.7
      Interest cost..................................       44.0          15.4            16.3            6.6
      UDS Acquisition................................          -         389.5               -           98.3
      Huntway Acquisition............................          -             -               -            1.1
      El Paso Acquisition............................          -             -               -            5.5
      Benicia Acquisition............................          -             -               -            3.1
      Sale of Golden Eagle Business..................       (6.8)            -            (5.0)             -
      Participant contributions......................        0.1             -             1.4            0.2
      Plan amendments................................      (11.6)         41.3            37.1          (26.7)
      2001 Voluntary Early Retirement Window.........          -           2.5               -            0.6
      Benefits paid..................................      (88.7)         (6.8)           (9.8)          (2.4)
      Actuarial loss.................................       49.1          44.8            51.8           39.6
                                                           -----         -----           -----          -----
     Benefit obligation at end of year...............    $ 717.3       $ 690.2         $ 293.8        $ 193.3
                                                           =====         =====           =====          =====

     Change in plan assets:
     Fair value of plan assets at beginning of year..    $ 396.4       $ 182.2         $     -        $     -
      Actual return on plan assets...................      (28.5)        (14.0)              -              -
      Valero contributions...........................      101.5          18.5             8.4            2.2
      Participant contributions......................        0.1             -             1.4            0.2
      UDS Acquisition................................          -         216.5               -              -
      Benefits paid..................................      (88.7)         (6.8)           (9.8)          (2.4)
                                                           -----         -----            ----           ----
     Fair value of plan assets at end of year........    $ 380.8       $ 396.4         $     -        $     -
                                                           =====         =====            ====           ====

     Reconciliation of funded status:
     Fair value of plan assets at end of year........    $ 380.8       $ 396.4         $     -        $     -
     Less: Benefit obligation at end of year.........      717.3         690.2           293.8          193.3
                                                           -----         -----           -----          -----
     Funded status at end of year....................     (336.5)       (293.8)         (293.8)        (193.3)
      Unrecognized net loss..........................      182.5          69.6            97.9           49.0
      Unrecognized prior service cost................       31.9          46.4            14.0          (21.9)
      Unrecognized net transition asset..............       (0.3)         (0.5)              -              -
                                                           -----         -----           -----          -----
     Accrued benefit cost............................    $(122.4)      $(178.3)        $(181.9)       $(166.2)
                                                           =====         =====           =====          =====


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES



                                                                            Other Postretirement
                                                    Pension Benefits              Benefits
                                                    ----------------        --------------------
                                                    2002        2001        2002           2001
                                                    ----        ----        ----           ----
 Amounts recognized in the consolidated
  balance sheets:
    Prepaid benefit cost........................ $  30.5      $  21.3     $     -        $     -
    Intangible asset............................    26.9         32.8           -              -
    Accrued benefit liability...................  (201.8)      (232.4)     (181.9)        (166.2)
    Accumulated other comprehensive loss........    22.0            -           -              -
                                                   -----        -----       -----          -----
 Accrued benefit cost........................... $(122.4)     $(178.3)    $(181.9)       $(166.2)
                                                   =====        =====       =====          =====

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

                                                             December 31,
                                                             ------------
                                                        2002             2001
                                                        ----             ----

  Projected benefit obligation.....................   $ 648.4          $ 620.1
  Accumulated benefit obligation...................     523.5            475.3
  Fair value of plan assets........................     323.4            331.5


The components of net periodic benefit cost were as follows (in millions):

                                                                                        Other Postretirement
                                                     Pension Benefits                         Benefits
                                               -----------------------------       -------------------------------
                                               2002         2001        2000        2002         2001        2000
                                               ----         ----        ----        ----         ----        ----
Components of net periodic benefit cost:
  Service cost.............................  $ 41.0       $ 15.2      $ 11.0      $  8.7       $  4.7       $ 2.2
  Interest cost............................    44.0         15.4        12.3        16.3          6.6         3.4
  Expected return on plan assets...........   (37.2)       (16.9)      (15.7)          -            -           -
  2001 Voluntary Early
    Retirement Window......................       -          2.5           -           -          0.6           -
  Amortization of:
    Transition obligation (asset)..........    (0.1)        (0.2)       (0.2)          -          0.3         0.3
    Prior service cost.....................     2.9          1.0         0.9         1.2          0.1         0.1
    Net loss...............................     1.9          1.0           -         2.8          1.2           -
                                               ----         ----        ----        ----         ----         ---
Net periodic benefit cost..................  $ 52.5       $ 18.0      $  8.3      $ 29.0       $ 13.5       $ 6.0
                                               ====         ====        ====        ====         ====         ===

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Amortization of prior service cost as shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan. The weighted-average assumptions used in computing the actuarial present value of the pension benefit and other postretirement benefit obligations for the years ended December 31, 2002 and 2001 were as follows:

                                                                        Other Postretirement
                                                  Pension Benefits            Benefits
                                                  ----------------      --------------------
                                                  2002       2001        2002        2001
                                                  ----       ----        ----        ----
 Weighted-average assumptions:
   Discount rate................................  6.50%     7.00%       6.50%        7.00%
   Expected long-term rate of return
     on plan assets.............................  8.50%     8.75%          -            -
   Rate of compensation increase................  4.84%     5.62%          -            -

For the December 31, 2002 measurement, the health care cost trend rate was assumed to be 10% in 2002 and 2003, then decrease 1% per year to an ultimate rate of 5.25% in 2008 and beyond. For the December 31, 2001 measurement, the health care cost trend rate was assumed to decrease 1% per year from the 2001 rate of 10% to an ultimate rate of 5.5% in 2006 and beyond. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

                                                                      1% Increase   1% Decrease
                                                                      -----------   -----------
     Effect on total of service and interest cost components......       $  5.1       $  (4.0)
     Effect on other postretirement benefit obligation............         41.9         (34.0)

Profit-Sharing/Savings Plans
Valero Energy Corporation Thrift Plan
Valero is the sponsor of the Valero Energy Corporation Thrift Plan, which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to Valero employees who become eligible to participate upon the completion of one month of continuous service. This service may include prior employment with other companies acquired by Valero.

Through December 31, 2001, participants could make basic contributions from 2% up to 8% of their total annual compensation. In addition, participants who made a basic contribution of 8% could also make a supplemental contribution of up to 14% of their total annual compensation. Valero made an employer contribution to the Thrift Plan equal to 75% of the participant's basic contributions up to 8% of the base annual compensation. The Thrift Plan provided that if Valero's return on equity for a given year was equal to or greater than 10%, then Valero's employer contribution would be equal to 100% of a participant's basic contributions relating to the participant's base annual salary for the 12-month period beginning February 1 for the calendar year following the year in which the 10% return was achieved. In January 2001, the compensation committee of Valero's Board of Directors approved an increase in Valero's employer contribution from 75% to 100% for the 12-month period beginning February 1, 2001.

Effective January 1, 2002, the Thrift Plan was amended to provide that participants would be able to make a supplemental contribution of up to 22% of their total annual compensation and the maximum match by Valero would be 75% of

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES each participant's basic contributions up to 8% based on the participant's total annual compensation, including overtime and cash bonuses. However, employer contributions were equal to 100% of employee contributions up to 8% between January 1 and February 1, 2002.

Valero's contributions to the Thrift Plan for the years ended December 31, 2002, 2001 and 2000 were $20.9 million, $13.5 million and $8.2 million, respectively.

Valero Savings Plan
In connection with the UDS Acquisition, Valero became the plan sponsor of the Valero Savings Plan (formerly the UDS 401(k) Retirement Savings Plan). The Savings Plan is a defined contribution plan that previously covered all eligible employees of UDS. Under the Savings Plan, participants can contribute from 1% to 15% of their compensation. Effective January 1, 2002, the company matching contributions for certain non-store employees of UDS was changed to 75% of up to 8% of employee contributions. Effective April 1, 2002, certain non-store employees of UDS were no longer eligible to participate in the Savings Plan, but became eligible to participate in the Valero Energy Corporation Thrift Plan.

Valero's contribution to the Savings Plan for the year ended December 31, 2002 was $3.7 million. There were no contributions to the Savings Plan for the years ended December 31, 2001 and 2000 as Valero was not a sponsor of the plan for those years.

Stock Compensation Plans
Valero has various fixed and performance-based stock compensation plans, which are summarized as follows:
     o The Executive Stock Incentive Plan (ESIP) authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by Valero's compensation committee. As of December 31, 2002, a total of 1,968,267 shares of Valero common stock remain available to be awarded under the ESIP.
     o A non-qualified stock option plan grants options to purchase shares of common stock to key officers, employees and prospective employees. As of December 31, 2002, a total of 163,459 shares of Valero common stock remain available to be awarded under this plan.
     o The Executive Incentive Bonus Plan provides bonus compensation to key employees based on individual contributions to company profitability. Bonuses are payable either in cash, Valero common stock, or both. As of December 31, 2002, a total of 200,000 shares of Valero common stock remain authorized to be issued under this plan.
     o    A  non-employee  director  stock  option  plan  provides  non-employee directors of Valero automatic annual grants of stock options to purchase Valero's common stock. As of December 31, 2002, a total of 116,000 shares of Valero common stock remain available to be awarded under this plan.
     o A restricted stock plan for non-employee directors provides non-employee directors a grant of Valero's common stock valued at $45,000 that vests in three equal annual installments, with similar grants issued after full vesting of prior grants. As of December 31, 2002, a total of 75,942 shares of Valero common stock remain available to be awarded under this plan.
     o Valero GP, LLC's 2000 Long-Term Incentive Plan and 2002 Unit Option Plan provide for grants of restricted common units of Valero L.P. and options to purchase common units of Valero L.P., respectively. Generally, these restricted common unit and option awards vest in three equal annual installments. As of December 31, 2002, a total of

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

          194,750 units and 23,800 units of Valero L.P. common units remain available to be awarded under the 2000 Long-Term Incentive Plan and 2002 Unit Option Plan, respectively.

The number and weighted-average grant-date fair value of shares of Valero common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during the years ended December 31, 2002, 2001 and 2000 were as follows:

                                             2002                     2001                          2000
                                    ----------------------   ------------------------       ------------------------
                                                Weighted-                  Weighted-                      Weighted-
                                                 Average                    Average                        Average
                                     Shares     Grant-Date    Shares       Grant-Date        Shares       Grant-Date
                                    Granted     Fair Value   Granted       Fair Value       Granted       Fair Value
                                    -------     ----------   -------       ----------       -------       ----------
ESIP:
 Restricted stock..............       4,500      $ 37.98       8,000        $ 37.52          17,619         $29.14
 Performance awards............     187,200        40.44     132,400          34.13         146,100          21.81
Executive Incentive
 Bonus Plan....................     119,449        41.39     251,624          36.72         134,362          21.81
Non-employee director
 restricted stock plan.........       2,190        41.12       1,932          37.79           1,608          28.00
Valero GP, LLC:
 Restricted units..............      55,250        40.95           -              -               -              -
 Unit option awards............     176,200        37.08           -              -               -              -


Under the terms of the ESIP, the stock option plan and the non-employee director stock option plan, the exercise price of options granted will not be less than the fair market value of Valero's common stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between Valero and the participants, usually in three equal annual installments beginning one year after the date of grant, with unexercised options generally expiring ten years from the date of grant. Upon completion of the UDS Acquisition, all UDS stock options held by employees and non-employee directors of UDS became vested and were converted to Valero stock options, which had a fair value of $120 million.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

A summary of the status of Valero's stock option plans, including stock options granted under the ESIP, the stock option plan (which includes UDS stock options converted to Valero stock options), and the non-employee director stock option plan is presented in the table below.

                                                         Number of         Weighted-Average
                                                       Stock Options        Exercise Price
                                                       -------------        --------------
    Outstanding as of December 31, 1999.............      7,061,575           $ 20.86
     Granted........................................      1,854,460             28.00
     Exercised......................................     (1,215,573)            19.11
     Forfeited......................................       (176,763)            22.58
                                                         ----------
    Outstanding as of December 31, 2000.............      7,523,699             22.86
     Granted........................................      2,496,016             34.25
     Exercised......................................       (828,178)            22.67
     Forfeited......................................       (104,346)            22.04
     Conversion of UDS stock options................      5,836,933             22.66
                                                         ----------
    Outstanding as of December 31, 2001.............     14,924,124             24.71
     Granted........................................      2,360,342             30.53
     Exercised......................................     (2,520,764)            20.66
     Forfeited......................................        (81,298)            33.33
                                                         ----------
    Outstanding as of December 31, 2002.............     14,682,404             26.29
                                                         ==========


    Stock options exercisable as of December 31:
     2000...........................................      4,212,683             21.10
     2001...........................................     11,046,525             22.36
     2002...........................................     10,179,931             24.02

The following table summarizes information about stock options outstanding under the ESIP, the stock option plan and the non-employee director stock option plan as of December 31, 2002:

                       Options Outstanding                                    Options Exercisable
------------------------------------------------------------------     --------------------------------
                                      Weighted-
                                       Average
                                     Remaining        Weighted                           Weighted-
   Range of            Number           Life          Average             Number          Average
 Exercise Price     Outstanding       In Years     Exercise Price      Exercisable    Exercise Price
 --------------     ------------      --------     --------------      -----------    --------------
$11.47 - $14.10        613,457          1.57         $ 12.75              613,457        $ 12.75
$15.23 - $19.85      1,102,483          5.35           17.29            1,101,817          17.29
$20.03 - $24.91      5,494,312          6.05           22.47            5,492,646          22.47
$25.44 - $29.94      1,730,632          7.27           27.93            1,157,038          27.89
$30.06 - $34.91      5,032,851          8.76           31.86            1,306,251          32.85
$35.00 - $39.78        612,505          8.79           37.20              472,513          36.98
$40.20 - $49.05         96,164          9.03           44.50               36,209          43.28
                    ----------                                         ----------
$11.47 - $49.05     14,682,404          7.02           26.29           10,179,931          24.02
                    ==========                                         ==========

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

22. COMMITMENTS AND CONTINGENCIES

Leases
Valero has long-term operating lease commitments for land, office facilities, retail facilities and related equipment, transportation equipment, dock facilities and various facilities and equipment used in the storage, transportation, production and sale of refinery feedstocks and refined products. In connection with the UDS Acquisition, Valero assumed various operating leases for convenience stores, transportation equipment, time charters for ocean-going tankers and coastal vessels, office facilities and other assets with terms expiring at various dates through 2053.

Certain leases for production equipment and feedstock and refined product storage facilities provide for various contingent payments based on, among other things, throughput volumes in excess of a base amount. Certain leases for vessels contain renewal options and escalation clauses, which vary by charter, and provisions for the payment of chartering fees, which either vary based on usage or provide for payments, in addition to established minimums, that are contingent on usage. Leases for convenience stores may also include provisions for contingent rental payments based on sales volumes. In most cases, Valero expects that in the normal course of business, its leases will be renewed or replaced by other leases.

The El Paso Acquisition was acquired, in part, through capital lease agreements entered into with certain wholly owned subsidiaries of El Paso. As of December 31, 2002, Valero had not yet exercised its option to purchase the assets subject to the capital leases. Accordingly, the table below reflects a capital lease obligation to El Paso. The lease agreements required Valero to make annual lease payments of $18.5 million for each of the first two years. On February 28, 2003, Valero exercised its option to purchase the leased facilities for $289.3 million as further described in Note 26.

Valero's future minimum rental payments and minimum rentals to be received under subleases for operating leases having initial or remaining noncancelable lease terms in excess of one year and for the capital leases related to the El Paso Acquisition, as of December 31, 2002, were as follows (in millions):

                                                Operating         Capital
                                                  Leases          Leases
                                                  ------          -------
    2003......................................    $ 157.6         $ 298.6
    2004......................................      148.8               -
    2005......................................      128.7               -
    2006......................................      115.3               -
    2007......................................      107.2               -
    Remainder.................................      233.0               -
                                                    -----          ------
     Gross minimum rental payments............      890.6           298.6
    Less minimum rentals to be received
     under subleases..........................      (21.2)              -
                                                    -----          ------
     Net minimum rental payments..............    $ 869.4           298.6
                                                    =====
    Less interest expense.....................                       (6.5)
                                                                    -----
     Capital lease obligations................                    $ 292.1
                                                                    =====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Included in the table above are long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. These leases are for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the production of refined products. The non-consolidated third-party entities constructed or purchased the related assets and then leased them to Valero. The assets held by these third-party entities were funded through borrowings by these entities and equity contributions equal to at least 3% of the asset cost. Neither Valero, its affiliates nor any related parties hold any interest in these entities. For each lease, Valero has the option to purchase the leased assets at any time during the lease term for a price that approximates fair value. After the initial lease term, the leases may be extended by agreement of the parties. Alternatively, Valero may arrange for the sale of the leased properties to one or more third parties, in which case the leases provide for a maximum residual value guarantee ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of December 31, 2002, the total amount drawn on these structured lease arrangements was approximately $642 million.

In addition to the above-noted structured lease arrangements, in August 2001, Valero entered into a $300 million structured lease arrangement to fund the construction of a new 45,000 barrel-per-day coker facility at its Texas City Refinery. This structured lease has a lease term that expires in August 2006 and will be accounted for as an operating lease upon completion of construction of the coker facility. Valero has an option to purchase the leased property at any time during the lease term for a price that approximates fair value. After the initial lease term, Valero may renew the lease for up to two additional one-year periods followed by one additional nine-month period, subject to the lessor's approval, or Valero may arrange for the sale of the leased property to a third party, in which case the lease provides for a maximum residual value guarantee equal to approximately 82% of the property's construction cost. The sale option can also be exercised at the end of any renewal period. If Valero elects the sale option, the lessor has the right to require Valero to extend the lease term for up to one additional year, in which case the maximum residual value guarantee percentages will be reduced.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated rental expense for all operating leases was as follows (in millions):

                                                  Year Ended December 31,
                                                  -----------------------
                                              2002        2001          2000
                                              ----        ----          ----
  Minimum rental expense...............    $ 230.9      $ 92.0        $ 72.0
  Contingent rental expense............       12.4           -             -
                                             -----        ----          ----
    Gross rental expense...............      243.3       92.0          72.0
  Less sublease rental income..........       (8.4)          -             -
                                             -----        ----          ----
    Net rental expense.................    $ 234.9      $ 92.0        $ 72.0
                                             =====        ====          ====

Other Commitments
Valero has various purchase obligations under certain industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Many of Valero's purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero's usage requirements. The purchase obligations reflected below include agreements that have remaining noncancelable terms in excess of one year as of December 31, 2002, and are based on expected quantities to be purchased and/or estimated prices to be paid based on current market conditions. These purchase obligations are not reflected in the consolidated balance sheets. Estimated future annual purchase obligations as of December 31, 2002 were as follows (in millions):

        2003........................................     $ 2,507.6
        2004........................................       1,756.3
        2005........................................       1,180.5
        2006........................................         598.8
        2007........................................         562.2
        Remainder...................................       1,229.6
                                                           -------
                                                         $ 7,835.0
                                                           =======

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro, which totaled approximately $46 million as of December 31, 2002.

Valero's structured lease arrangements provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of December 31, 2002, the maximum residual value guarantee on Valero's structured lease arrangements was approximately $541 million.

Contingent Earn-Out Agreements
In connection with Valero's acquisitions of the Paulsboro Refinery in 1998 and Basis Petroleum, Inc. in 1997, the sellers are entitled to receive payments in any of the five years and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Payments due under the earn-out arrangement for the Paulsboro Refinery, determined in September of each year, are limited to $20 million annually and $50 million in the aggregate. No earn-out payments were due for the years ended September 16, 2002 and 2000, and an earn-out amount of $20.0 million was paid for the year ended September 16, 2001.

Payments due under the earn-out arrangement for the acquisition of Basis, determined as of May 1 of each year, are limited to $35 million annually and $200 million in the aggregate. No earn-out amounts were due for the year ended May 1, 2000, and earn-out payments for the years ended May 1, 2002 and 2001 were $23.9 million and $35.0 million, respectively. Aggregate earn-out payments through December 31, 2002 totaled $69.2 million.

Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition, of which $59.3 million has been attributed to property, plant and equipment and is being depreciated over the remaining lives of the assets to which the additional cost is allocated and $29.9 million has been attributed to goodwill and is not being amortized.

23. ENVIRONMENTAL MATTERS

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

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities described in Note 12, were as follows (in millions):

                                                                 December 31,
                                                                 ------------
                                                       2002          2001          2000
                                                       ----          ----          ----
  Balance as of beginning of year.................   $ 170.8       $  19.0        $ 20.9
   UDS Acquisition................................      60.2         119.7             -
   Additions to accrual, net......................      19.1          35.4          (0.7)
   Payments, net of third-party recoveries........     (28.1)         (3.3)         (1.2)
                                                       -----         -----          ----
  Balance as of end of year.......................   $ 222.0       $ 170.8        $ 19.0
                                                       =====         =====          ====

In connection with its various acquisitions, Valero assumed several environmental liabilities including, but not limited to, certain remediation obligations, site restoration costs and certain liabilities relating to soil and groundwater contamination.

In 2000, the U.S. Environmental Protection Agency (EPA) issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding,

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES it also has been discussing the possibility of settlement with the EPA regarding this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

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

24. LITIGATION MATTERS

Unocal
In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In 2001, the Federal Trade Commission began an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). On March 4, 2003, the FTC announced that it was filing a complaint against Unocal for antitrust violations. The FTC's complaint seeks an injunction against any future patent enforcement activity by Unocal. Each of the '393 and '126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents. Unocal's patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero is a defendant in various cases alleging MTBE contamination in groundwater in New York and California. The plaintiffs generally allege that refiners and manufacturers of gasoline containing MTBE are liable for manufacturing a defective product. In California, the lawsuits have been filed by local water providers, including the City of Santa Monica, the City of Dinuba and Fruitridge Vista Water Company. In New York, a lawsuit has been filed by the Suffolk County Water Authority. These cases are primarily based on a product liability/product defect theory and seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES the final outcome of any one of these suits filed by local water providers would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

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

25. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Valero's results of operations by quarter for the years ended December 31, 2002 and 2001 were as follows (in millions, except per share amounts):

                                                    2002 Quarter Ended (a)
                           -----------------------------------------------------------------------
                            March 31      June 30      September 30       December 31       Total
                            --------      -------      ------------       -----------       -----
Operating revenues......   $ 5,122.4    $ 6,552.4       $ 7,191.7          $ 8,109.7     $ 26,976.2
Operating income........         0.2        100.1           130.3              240.3          470.9
Net income (loss).......       (38.6)        11.3            29.8               89.0           91.5

Earnings (loss) per
  common share..........       (0.37)        0.11            0.28               0.83           0.86
Earnings (loss) per
  common share -
  assuming dilution.....       (0.37)        0.10            0.27               0.81           0.83



                                                       2001 Quarter Ended (b)
                            --------------------------------------------------------------------------
                            March 31      June 30 (b)      September 30       December 31       Total
                            --------     -----------       ------------       -----------       -----

Operating revenues.....    $ 3,769.3      $ 4,499.1         $ 3,858.7          $ 2,861.2    $ 14,988.3
Operating income.......        237.1          464.2             188.4              111.7       1,001.4
Net income.............        136.1          274.8             101.1               51.6         563.6

Earnings per
 common share..........         2.23           4.50              1.66               0.86          9.28
Earnings per
 common share -
 assuming dilution.....         2.13           4.23              1.58               0.82          8.83


--------------------------------------------------------------
(a)  Includes the operations of UDS beginning January 1, 2002.
(b) Includes the operations of the Huntway and El Paso Acquisitions beginning June 1, 2001 but excludes the operations of UDS since the UDS Acquisition was completed on December 31, 2001.

26.  SUBSEQUENT EVENTS

Cash Dividends and Distributions
On January 23, 2003, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable March 12, 2003 to holders of record at the close of business on February 12, 2003.

On January 24, 2003, Valero L.P. declared a quarterly cash distribution of $0.70 per unit payable on February 14, 2003 to unitholders of record on February 5, 2003. The total distribution is expected to be approximately $14.1 million of which approximately $3.6 million is payable to minority unitholders.

Exercise of El Paso Acquisition Purchase Option
On February 28, 2003, Valero exercised its option to purchase the East Plant of the Corpus Christi Refinery and related refined product logistics business under its capital leases with El Paso Corporation. In connection with the exercise, the original purchase price for the assets was reduced by approximately $5 million to $289.3 million and the lease payment of approximately $5 million due in the first quarter of 2003 was avoided.

Issuance of Valero L.P. Common Units and Private Placement of Debt
Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of approximately $211 million and completed a private placement of $250 million of debt. The net proceeds from those offerings, combined with borrowings under Valero L.P.'s credit facility, were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero discussed further below.

Redemption of Valero L.P. Common Units and Amendment of Valero L.P.'s Partnership Agreement
Subsequent to the equity and debt offerings by Valero L.P. discussed above, Valero L.P. redeemed approximately 3.8 million of its common units from subsidiaries of Valero, effectively reducing Valero's ownership of Valero L.P. from approximately 73 percent to approximately 49 percent. At the same time, Valero L.P. also amended its partnership agreement to state that the general partner of Valero L.P. may be removed by the vote of the holders of at least 58 percent of Valero L.P.'s common and subordinated units, excluding the units held by affiliates of its general partner. As a result of the partnership agreement changes and the issuance and redemption of Valero L.P. common units, Valero will cease consolidation of Valero L.P.

Contribution of Storage Tanks and South Texas Pipeline System
Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero's Corpus Christi, Texas City and Benicia Refineries for approximately $200 million in cash. The storage tanks have a capacity of about 11 million barrels. Valero also contributed to Valero L.P. a refined products pipeline system for approximately $150 million in cash. The three-pipeline system connects Valero's Corpus Christi and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. In connection with the contribution of these assets, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

27. RECLASSIFICATIONS TO 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in the 2001 and 2000 consolidated financial statements, as set forth in the table below, were reclassified to conform to the 2002 presentation (in millions):

                                                         2001     Reclassification       As Revised
                                                         ----     ----------------       ----------
      Balance Sheet
       Receivables, net..............................    $ 785.6       $ (14.8)             $ 770.8
       Income taxes receivable.......................      132.2          44.5                176.7
       Prepaid expenses and other current assets.....       92.6          (7.0)                85.6
       Property, plant and equipment, at cost........    8,197.8         (43.2)             8,154.6
       Intangible assets, net........................      366.7         (32.8)               333.9
       Deferred charges and other assets.............      426.3          76.0                502.3
       Accounts payable..............................    1,374.5          15.7              1,390.2
       Accrued expenses..............................      413.9           7.0                420.9

The balance sheet reclassifications principally reflect the conforming of Valero and UDS account classifications, which resulted in no change to working capital. In addition, revisions have been made to the 2001 and 2000 consolidated statements of cash flows and the 2001 amounts included in Notes 4, 7, 8 and 10 to conform to these reclassifications (in millions).


                                                         2001     Reclassification       As Revised
                                                         ----     ----------------       -----------
   Income Statement
     Cost of sales (Cost of sales and
      operating expenses in 2001).................... $ 13,684.0      $ (938.8)        $ 12,745.2
     Refining operating expenses.....................          -         845.5              845.5
     Retail selling expenses.........................          -           5.8                5.8
     Administrative expenses (Selling and
      administrative expenses in 2001)...............      165.2         (12.5)             152.7
     Depreciation and amortization expense
      (Depreciation expense in 2001).................      137.7         100.0              237.7


                                                        2000      Reclassification       As Revised
                                                        ----      ----------------       ----------
   Income Statement
     Cost of sales (Cost of sales and
      operating expenses in 2000).................... $ 13,817.5      $ (740.6)        $ 13,076.9
     Refining operating expenses.....................          -         682.7              682.7
     Retail selling expenses.........................          -           2.5                2.5
     Administrative expenses (Selling and
      administrative expenses in 2000)...............      130.5          (6.4)             124.1
     Depreciation and amortization expense
      (Depreciation expense in 2000)..................     112.1          61.8              173.9

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The income statement reclassifications principally reflect the separate presentation of amounts previously included in cost of sales and operating expenses. Refining operating expenses and retail selling expenses have been separately presented, consistent with Valero's 2002 segment disclosures, and amortization expense has been combined with depreciation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with Valero's independent accountants since the date of Valero's dismissal of Arthur Andersen LLP and appointment of Ernst & Young LLP as Valero's independent auditor on March 12, 2002. That change was reported by Valero in a Current Report dated March 12, 2002, and filed with the SEC on March 14, 2002 (Form 8-K) and April 3, 2002 (Form 8-K/A). Because the change in accountants was "previously reported" (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) on Form 8-K, the matter is not further disclosed in this report (per Instruction 1 to Item 304 of Regulation S-K).


                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about directors and executive officers required by Items 10 through 13 of Form 10-K is incorporated herein by reference to Valero's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which Valero will file with the Commission before April 30, 2003. Certain information required by Item 401 of Regulation S-K concerning Valero's executive officers appears in Part I of this report.


ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Valero's principal executive officer and principal financial officer have evaluated Valero's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, these officers concluded that the design and operation of Valero's disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b)  Changes  in  internal  controls.  There  have been no  significant changes in Valero's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of the certifying officers' certifications pursuant to Rule 13a-14 included with Valero's Form 10-Q for the quarter ended September 30, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements. The following Consolidated Financial Statements of Valero Energy Corporation and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

                                                                                                   Page
                                                                                                   ----
Report of independent auditors................................................................      55
Report of independent public accountants......................................................      56
Consolidated balance sheets as of December 31, 2002 and 2001..................................      57
Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000........      58
Consolidated statements of stockholders' equity for the years ended
  December 31, 2002, 2001 and 2000............................................................      59
Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000....      60
Consolidated statements of comprehensive income for the years ended
  December 31, 2002, 2001 and 2000............................................................      61
Notes to consolidated financial statements....................................................      62

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

          2.2 Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, between Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 - incorporated by reference from Exhibit 2.2 to Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

          2.3 Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March 2, 2000, between ExxonMobil Corporation and Valero Refining Company-California - incorporated by reference from Exhibit 2.7 to Valero's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

          2.4 First Amendment dated May 14, 2000, to the Sale and Purchase Agreement For Exxon California Refining and Marketing Assets between Exxon Mobil Corporation and Valero Refining Company-California - incorporated by reference from Exhibit 2.1 to Valero's Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

          2.5 Refinery Lease Agreement dated May 25, 2001 between Coastal Refining & Marketing, Inc. and Valero Refining Company-Texas - incorporated by reference from Exhibit 10.16 to Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

          *2.6 First  Amendment dated February 28, 2003 between El Paso Merchant
               Energy-Petroleum Company (formerly known as Coastal Refining & Marketing, Inc.) and Valero Refining-Texas, L.P. (successor-by-conversion to Valero Refining Company-Texas) to Refinery Lease Agreement dated May 25, 2001.

          2.7 Pipeline and Terminal Lease Agreement dated May 25, 2001 among Coastal Liquids Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company - incorporated by reference from Exhibit 10.17 to Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

          *2.8 First  Amendment  dated  February 28, 2003 among Coastal  Liquids
               Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company to Pipeline and Terminal Lease Agreement dated May 25, 2001.

          3.1 Amended and Restated Certificate of Incorporation of Valero Energy Corporation - incorporated by reference from Exhibit 3.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

          3.2 Amendment to Restated Certificate of Incorporation of Valero Energy Corporation - incorporated by reference from Exhibit 3.1 to Valero's Current Report on Form 8-K dated December 31, 2001, and filed January 11, 2002.

          3.3 Amended and Restated By-Laws of Valero Energy Corporation - incorporated by reference from Exhibit 3.3 to Valero's Annual Report on Form 10-K for the year ended December 31, 2001.

          4.1 Rights Agreement between Valero Refining and Marketing Company and Harris Trust and Savings Bank, as Rights Agent - incorporated by reference from Exhibit 4.1 to Valero's Registration Statement on Form S-8 (File No. 333-31709), filed July 21, 1997.

          4.2 Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I (including Form of Preferred Security) - incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

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

          4.6 Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of New York - incorporated by reference from Exhibit 3.4 to Valero's Registration Statement on Form S-3 (File No. 333-56599), filed June 11, 1998.

          4.7 First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due 2005) - incorporated by reference from Exhibit 4.6 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.8 Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust I and Morgan Stanley & Co. Incorporated - incorporated by reference from Exhibit 4.8 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.9 Officer's Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation (including Form of Note) - incorporated by reference from Exhibit 4.9 to Valero's Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

          4.10 Officer's Certificate dated as of April 15, 2002, delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of Valero's publicly offered 6 1/8% Notes due 2007, 6 7/8% Notes due 2012, and 7 1/2% Notes due 2032 (including Form of Notes) - incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated April 10, 2002, and filed April 15, 2002.

          4.11 Terms of Valero's 6.311% Notes due 2007 issued to Core Bond Products LLC, as depositor of the Core Investment Grade Bond Trust I (including Form of Notes) - incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated November 15, 2002, and filed November 18, 2002.

          4.12 Terms of Valero's publicly offered 6.7% Notes due 2013 (including Form of Notes) - incorporated by reference from Exhibit 4.1 to Valero's Current Report on Form 8-K dated December 10, 2002, and filed December 16, 2002.

         +10.1 Valero Energy Corporation Executive Incentive Bonus Plan, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.1 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

         +10.2 Valero Energy Corporation Executive Stock Incentive Plan, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.2 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

         +10.3 Valero Energy Corporation  Restricted Stock Plan for Non-Employee
               Directors, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.4 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

         +10.4 Valero  Energy  Corporation  Non-Employee  Director  Stock Option
               Plan, as amended, dated as of April 23, 1997 - incorporated by reference from Exhibit 10.5 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

         +10.5 Valero Energy Corporation 2001 Executive Stock Incentive Plan, dated as of May 10, 2001 - incorporated by reference from Appendix A to Valero's Definitive Proxy Statement on Schedule 14A, filed March 28, 2001.

         +10.6 Form of Indemnity Agreement between Valero Refining and Marketing
               Company and William E. Greehey -  incorporated  by reference from
               Exhibit 10.8 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

         +10.7 Schedule of Indemnity Agreements - incorporated by reference from
               Exhibit 10.9 to Valero's Registration Statement on Form S-1 (File No. 333-27013), filed May 13, 1997.

        *+10.8 Change of Control Agreement (Tier I) dated March 19, 2003, between Valero Energy Corporation and William E. Greehey.

        *+10.9 Form of  Change of  Control  Agreement  (Tier  II) dated  March
               19, 2003, between Valero Energy Corporation and Gregory C. King.

       *+10.10 Schedule of Change of Control Agreements (Tier II).

        +10.11 Employment  Agreement  dated March 25,  1999,  effective as of
               April 29, 1999 between Valero Energy Corporation and William E. Greehey - incorporated by reference from Exhibit 10.18 to Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

        +10.12 Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey - incorporated by reference from Exhibit 10.15 to Valero's Annual Report on Form 10-K for the year ended December 31, 2000.

        +10.13 Amendment  dated October 3, 2002 to Employment  Agreement dated
               March 25, 1999, between Valero Energy Corporation and William E. Greehey - incorporated by reference from Exhibit 10.1 to Valero's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

         *12.1 Statement of Computation of Ratio of Earnings to Fixed Charges

         *21.1 Valero Energy Corporation subsidiaries.

         *23.1 Consent of Ernst & Young LLP, dated March 19, 2003.

         *24.1 Power of Attorney, dated March 20, 2003 (set forth on the signature page of this Form 10-K).

         *99.1 Certification  of William E.  Greehey  under  Section  906 of the
               Sarbanes-Oxley Act of 2002.

         *99.2 Certification  of  John  D.  Gibbons  under  Section  906  of the
               Sarbanes-Oxley  Act of 2002.

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


    (b) Reports on Form 8-K. Valero filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002.

                  (i) On November 18, 2002, Valero filed a Current Report on Form 8-K dated November 15, 2002 reporting Item 5 (Other Events) in connection with Valero's execution of a placement agency agreement for the public offering of $50,000,000 aggregate principal amount of its 6.311% Notes due 2007 to Core Bond Products LLC, as depositor of the Core Investment Grade Bond Trust I. The issuance and sale of the notes closed on November 20, 2002. Financial statements were not filed with this report.

                  (ii) On December 16, 2002, Valero filed a Current Report on Form 8-K dated December 10, 2002 reporting Item 5 (Other Events) in connection with Valero's execution of an underwriting agreement for the public offering of $180,000,000 aggregate principal amount of its 6.7% Notes due 2013. The issuance and sale of the notes closed on December 16, 2002. Financial statements were not filed with this report.


Undertakings. For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 333-31709 (filed July 21,
1997), No. 333-31721 (filed July 21, 1997), No. 333-31723 (filed July 21, 1997),
No. 333-31727 (filed July 21, 1997), No. 333-81844 (filed January 31, 2002), and
No. 333-81858 (filed January 31, 2002):

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

                                       VALERO ENERGY CORPORATION
                                       (Registrant)



                                       By      /s/ William E. Greehey
                                       ----------------------------------------
                                                 (William E. Greehey)
                                              Chairman of the Board and
                                               Chief Executive Officer

Date:    March 20, 2003

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

           Signature                                          Title                                    Date
           ---------                                          -----                                    ----
                                                    Chairman of the Board and
                                                     Chief Executive Officer
      /s/ William E. Greehey                      (Principal Executive Officer)               March 20, 2003
-------------------------------
     (William E. Greehey)

                                                    Executive Vice President
                                                   and Chief Financial Officer
                                                    (Principal Financial and
      /s/ John D. Gibbons                              Accounting Officer)                    March 20, 2003
-------------------------------
     (John D. Gibbons)


      /s/ E. Glenn Biggs                                    Director                          March 20, 2003
-------------------------------
     (E. Glenn Biggs)


      /s/ W.E. Bradford                                     Director                          March 20, 2003
-------------------------------
     (W.E. Bradford)


      /s/ Ronald K. Calgaard                                Director                          March 20, 2003
-------------------------------
     (Ronald K. Calgaard)


      /s/ Jerry D. Choate                                   Director                          March 20, 2003
-------------------------------
     (Jerry D. Choate)


      /s/ W.H. Clark                                        Director                          March 20, 2003
-------------------------------
     (W.H. Clark)


      /s/ Robert G. Dettmer                                 Director                          March 20, 2003
-------------------------------
     (Robert G. Dettmer)


      /s/ Ruben M. Escobedo                                 Director                          March 20, 2003
-------------------------------
     (Ruben M. Escobedo)


      /s/ Bob Marbut                                        Director                          March 20, 2003
-------------------------------
     (Bob Marbut)


      /s/ Susan Kaufman Purcell                             Director                          March 20, 2003
-------------------------------
     (Susan Kaufman Purcell)


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, William E. Greehey, the principal executive officer of Valero Energy Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Valero Energy Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  20, 2003


            /s/ William E. Greehey
       -------------------------------
       William E. Greehey
       Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, John D. Gibbons, the principal financial officer of Valero Energy Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Valero Energy Corporation (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

             /s/John D. Gibbons
       ---------------------------------------------------
       John D. Gibbons
       Executive Vice President and Chief Financial Officer

                                                                     EXHIBIT 2.6


                   FIRST AMENDMENT TO REFINERY LEASE AGREEMENT


         This First Amendment, dated February 28, 2003, between El Paso Merchant Energy-Petroleum Company, formerly know as Coastal Refining & Marketing, Inc., a Delaware corporation ("Lessor"), and Valero Refining - Texas, L.P., a Texas limited partnership (and successor by conversion to Valero Refining Company - Texas, a Texas corporation, "Lessee"), to the Refinery Lease Agreement (the "Lease") dated May 25, 2001, between Lessor and Lessee. All capitalized terms used herein which are defined in the Lease Agreement shall have the meaning set forth therein unless otherwise specifically provided herein.

         WHEREAS, Lessor and Lessee desire for Lessee to exercise the Option at an earlier date than provided in the Lease and Lessor and Lessee are both agreeable to such earlier exercise on the terms and conditions set forth in this Amendment; and

         WHEREAS, Lessor and Lessee desire to make certain modifications to the Lease to provide for the earlier exercise of the Option.

         NOW, THEREFORE, in consideration of the premises and material agreements herein contained and other good and valuable considerations, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     Section 1. Consent to Early Exercise of Option. Notwithstanding the first section of Section 6.3 of the Lease, Lessor agrees that Lessee may exercise the Option on the date hereof; Lessee by execution of this Amendment is giving the Option Notice required by Section 6.3 and Lessor by executing this Amendment, agrees that the Lessee has duly and timely given the Option Notice required by
Section 6.3 as of the date hereof.

     Section 2. Purchase Price. Lessor and Lessee agree that the entry for Lease Year 2 on Schedule 6.2 (Fixed Price Purchase Option) shall be amended to delete the reference to "n/a" and the following shall be inserted in lieu thereof:
"227,263,725", so that the Purchase Price for exercise of the Option in accordance herewith shall be $227,263,725. In determining this amended Purchase Price for the exercise of the Option in Lease Year 2, Lessor and Lessee have taken into consideration all Lease Payments made and no refund of any Lease Payment shall be owed by Lessor to Lessee nor shall any additional Lease Payments be due or owing as of or after the Option Closing Date. Accordingly, notwithstanding the provisions of Section 6.2 of the Lease, the Purchase Price provided in Section 2 hereof shall also be the Option Closing Payment. Notwithstanding the provisions of Section 6.3 of the Lease, the Option Closing Date shall be February 28, 2003.

     Section 3. Remaining Option Provision; Other Amendments.

     (a) Except as provided in Sections 1 and 2 hereof, the terms of the exercise of the Option shall remain the same and shall be as set forth in
Article 6 of the Lease.

     (b) Section 10.5 of the Lease is amended to reserve the right of Lessor to grant easements, rights-of-way and access rights to EPGT Texas Pipeline, L.P., a Delaware limited partnership, and EPN Gulf Coast, L.P. , a Delaware limited partnership, with respect to the natural gas and liquids pipelines and related facilities owned by such partnerships that are currently located on the Leased Property, all on the same terms and conditions that Lessor reserves the right to grant easements, rights-of-way and access rights with respect to the LPG/Crude Property under Section 10.5.

     Section 4. Entire Agreement; No Further Amendment. This Amendment constitutes the entire agreement among the parties with respect to the subject matter hereof. Except as modified hereby, the Lease remains in full force and effect without other amendments or modifications. For all purposes of this Amendment, the provisions of Sections 21.6, 21.7, 21.9, 21.10, 21.11, 21.12 and
21.13 of the Lease shall apply hereto as if incorporated herein by reference.

     Section 5. Governing Law. This Amendment and the rights of the parties hereunder shall be governed by and interpreted in accordance with the laws of the State of Texas without giving effect to principles thereof relating to conflicts of law rules that would direct the application of the laws of another jurisdiction.

     Section 6. Counterparts. This Amendment may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.


                               LESSOR:
                               EL PASO MERCHANT ENERGY -
                               PETROLEUM COMPANY


                               By:
                                  ---------------------------------------------
                               Name: Robert W. Haugen
                               Title: Vice President


                               LESSEE:
                               VALERO REFINING - TEXAS, L.P.
                               By:  Valero Corporate Services Company,
                                    Its General Partner

                                    By:
                                    -------------------------------------------
                                    Name: Michael S. Ciskowski
                                    Title: Senior Vice President

                                                                     EXHIBIT 2.8


            FIRST AMENDMENT TO PIPELINE AND TERMINAL LEASE AGREEMENT


         This First Amendment, dated February 28, 2003, among Coastal Liquids Partners, L.P., a Delaware limited partnership ("Lessor"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC"), and Valero Pipeline Company, a Delaware corporation ("VPC" and, together with VMSC, "Lessee"), to the Pipeline and Terminal Lease Agreement (the "Lease") dated May 25, 2001, between Lessor and Lessee. All capitalized terms used herein which are defined in the Lease shall have the meaning set forth therein unless otherwise specifically provided herein.

         WHEREAS, Lessor and Lessee desire for Lessee to exercise the Option at an earlier date than provided in the Lease and Lessor and Lessee are both agreeable to such earlier exercise on the terms and conditions set forth in this Amendment; and

         WHEREAS, Lessor and Lessee desire to make certain modifications to the Lease to provide for the earlier exercise of the Option.

         NOW, THEREFORE, in consideration of the premises and material agreements herein contained and other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     Section 1. Consent to Early Exercise of Option. Notwithstanding the first section of Section 6.3 of the Lease, Lessor agrees that Lessee may exercise the Option on the date hereof; Lessee by execution of this Amendment is giving the Option Notice required by Section 6.3 and Lessor, by executing this Amendment, agrees that the Lessee has duly and timely given the Option Notice required by
Section 6.3 as of the date hereof.

     Section 2. Purchase Price. Lessee and Lessor agree that the entry for Lease Year 2 on Schedule 6.2 (Fixed Price Purchase Option) shall be amended to delete the reference to "n/a" and the following shall be inserted in lieu thereof:
"61,986,275", so that the Purchase Price for exercise of the Option in accordance herewith shall be $61,986,275. In determining this amended Purchase Price for the exercise of the Option in Lease Year 2, Lessor and Lessee have taken into consideration all Lease Payments made and no refund of any Lease Payment shall be owed by Lessor to Lessee nor shall any additional Lease Payments be due or owing as of or after the Option Closing Date. Accordingly, notwithstanding the provisions of Section 6.2 of the Lease, the Purchase Price provided in Section 2 hereof shall also be the Option Closing Payment. Notwithstanding the provisions of Section 6.3 of the Lease, the Option Closing Date shall be February 28, 2003.

     Section 3. Remaining Option Provision; Other Covenants.

     (a) Except as provided in Sections 1 and 2 hereof, the terms of the exercise of the Option shall remain the same and shall be as set forth in
Article 6 of the Lease.

     (b) Attached hereto as Exhibit 1 is a listing of those Pipeline System Interests (the "Schedule 10.3 Properties") with respect to which a further delineation is required to be made of the interests in properties (including fee and non-fee interests), easements, leases, subleases and property use rights that are contemplated or required to be reserved by, granted to or inure to the benefit of Lessee, Lessor, El Paso South Texas, L.P. or their respective Affiliates, successors or assigns pursuant to Schedule 10.3 to the Lease (the "Schedule 10.3 Interests"). At the Option Closing, Lessor will convey the Pipeline System Properties to Lessee, excepting and reserving therefrom the
Schedule 10.3 Interests that are contemplated or required to be reserved by, granted to or inure to the benefit of Lessor, El Paso South Texas, L.P. or their respective Affiliates, successors or assigns pursuant to Schedule 10.3 to the Lease. Lessor and Lessee shall (i) act in good faith and use commercially reasonable best efforts to further delineate the Schedule 10.3 Interests as expeditiously as possible, (ii) immediately following the further delineation of the Schedule 10.3 Interests pursuant to clause (i) above, prepare, execute, acknowledge, deliver and record deeds, easements, leases, subleases, access license agreements and other agreements expressly and definitively reserving, granting or otherwise creating or providing for the Schedule 10.3 Interests to or for the benefit of Lessee, Lessor, El Paso South Texas, L.P. or their respective Affiliates, successors or assigns, all as contemplated by Schedule
10.3 of the Lease, and (iii) prepare, execute, acknowledge, deliver and record such amendments to the conveyances of the Schedule 10.3 Properties to Lessee as will properly reflect the matters provided in clauses (i) and (ii) above.

     (c) Attached hereto as Exhibit 2 is a listing of those Pipeline System Interests (the "Special Interests") that are subject to certain Restrictions that are required to be satisfied prior to the effectiveness of the conveyance thereof to Lessee pursuant to the exercise of the Option or with respect to which Lessee desires that certain alleged title issues be satisfied prior to recording the conveyance thereof to Lessee pursuant to the exercise of the Option (collectively the "Requested Actions"). At the Option Closing, Lessor will execute, acknowledge and deliver conveyances of the Special Interests to Lessee; provided, however, (i) any such conveyance of a Special Interest that is subject to Restrictions that preclude conveyance to Lessee shall not become effective or be recorded until such time as such Restrictions have been satisfied with respect to the conveyance of such Special Interest from Lessor to Lessee and (ii) any such conveyance of a Special Interest that is subject to a Requested Action that does not constitute a Restriction shall not be recorded until such time as such Requested Action has been satisfied or such earlier time as Lessee, at its option, elects to record such conveyance. Except for any Restrictions, Lessor and Lessee have not agreed that the Requested Actions constitute conditions to the transfer of the Special Interests, the delay in the recording of such Special Interests being done as an accommodation by Lessor to Lessee. Once all Restrictions and Requested Actions with respect to a Special Interest have been satisfied, Lessee will promptly record the conveyance of such Special Interest from Lessor to Lessee. Until such time as (i) all Restrictions with respect to the conveyance of a Special Interest from Lessor to Lessee that preclude conveyance to Lessee have been satisfied and (ii) the conveyance of such Special Interest from Lessor to Lessee is recorded in accordance with the foregoing conditions, such Special Interest shall continue to be subject to all applicable provisions of the Lease and the Lease shall remain in full force and effect with respect to such Special Interest (excluding, however, any obligation to make any further Lease Payments, but not excluding the obligation to pay Supplemental Rent and to pay or perform other obligations under the Lease with respect to such Special Interest).

At such time as the conveyance of a Special Interest from Lessor to Lessee is recorded in accordance with the foregoing conditions, such Special Interest shall no longer be subject to the Lease. Subject to the terms of the Lease, Lessor and Lessee shall act in good faith and use commercially reasonable best efforts to satisfy the Restrictions and to satisfy and complete the Requested Actions as expeditiously as possible. The identification of Restrictions or Requested Actions, the retention of the Special Interests and the Lessor's and Lessee's undertakings to complete or satisfy the Restrictions and Requested Actions pursuant to this Section 3(c) shall not increase, release, waive, amend or otherwise affect the respective rights, obligations, remedies and defenses of Lessor and Lessee under the Lease or constitute or imply any agreement by Lessor that any title defect exists with respect to any Special Interest.

     Section 4. Entire Agreement; No Further Amendment. This Amendment constitutes the entire agreement among the parties with respect to the subject matter hereof. Except as modified hereby, the Lease remains in full force and effect without other amendments or modifications. For all purposes of this Amendment, the provisions of Sections 21.6, 21.7, 21.9, 21.10, 21.11, 21.12 and
21.13 of the Lease shall apply hereto as if incorporated herein by reference.

     Section 5. Governing Law. This Amendment and the rights of the parties hereunder shall be governed by and interpreted in accordance with the laws of the State of Texas without giving effect to principles thereof relating to conflicts of law rules that would direct the application of the laws of another jurisdiction.

     Section 6. Counterparts. This Amendment may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

     Section 7. VPC Option Exercise. VMSC and VPC jointly and severally represent, warrant, acknowledge and confirm to Lessor (i) that VMSC and VPC have elected to have VPC exercise the Option in its entirety such that all of the Leased Property shall be conveyed directly to VPC in accordance with the provisions of the Lease and (ii) that VMSC hereby waives any right to exercise (in whole or in part) the Option.


                         LESSOR:
                         COASTAL LIQUIDS PARTNERS, L.P.
                         By: El Paso Merchant Energy-Petroleum Company,
                             Its General Partner


                             By:
                             -----------------------------------------
                             Name: Robert W. Haugen
                             Title: Vice President


                         VPC:
                         VALERO PIPELINE COMPANY


                         By:
                         ------------------------------------------------------
                         Name: Michael S. Ciskowski
                         Title: Senior Vice President


                         VMSC:
                         VALERO MARKETING AND SUPPLY COMPANY


                         By:
                         ------------------------------------------------------
                         Name: Michael S. Ciskowski
                         Title: Senior Vice President

                                                                    EXHIBIT 10.8

                                Change of Control
                               Severance AGREEMENT

     AGREEMENT, dated as of the 19th day of March, 2003 (this "Agreement"), by and between Valero Energy Corporation, a Delaware corporation (the "Company"), and William E. Greehey (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined herein). The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the current Company in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control that ensure that the compensation and benefits expectations of the Executive will be satisfied and that are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

         NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     Section 1. Certain Definitions. (a) "Effective Date" means the first date during the Change of Control Period (as defined herein) on which a Change of Control occurs. Notwithstanding anything in this Agreement to the contrary, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (1) was at the request of a third party that has taken steps reasonably calculated to effect a Change of Control or (2) otherwise arose in connection with or anticipation of a Change of Control, then "Effective Date" means the date immediately prior to the date of such termination of employment.

     (b) "Change of Control Period" means the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that, commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof, the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless, at least 60 days prior to the Renewal Date, the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     (c) "Affiliated Company" means any company controlled by, controlling or under common control with the Company.

     (d) "Change of Control" means:

     (1) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then-outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that, for purposes of this Section 1(d)(1), the following acquisitions of Outstanding Company Common Stock or of Outstanding Company Voting Securities shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Affiliated Company or (iv) any acquisition by any corporation pursuant to a transaction that complies with Sections 1(d)(3)(A), 1(d)(3)(B) and 1(d)(3)(C);

     (2) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board;

     (3) Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company (each, a "Business Combination"), in each case unless, following such Business Combination, (A) all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding
Company Common Stock and the Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation that, as a result of such transaction, owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then-outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then-outstanding voting securities of such corporation, except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or

     (4) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

     Section 2. Employment Period. The Company hereby agrees to continue the Executive in its employ, subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of the Effective Date (the "Employment Period"). The Employment Period shall terminate upon the Executive's termination of employment for any reason.

     Section 3. Terms of Employment. (a) Position and Duties. (1) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the office where the Executive was employed immediately preceding the Effective Date or at any other location less than 35 miles from such office.

     (2) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period, it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that, to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

     (b) Compensation. (1) Base Salary. During the Employment Period, the Executive shall receive an annual base salary (the "Annual Base Salary") at an annual rate at least equal to 12 times the highest monthly base salary paid or payable, including any base salary that has been earned but deferred, to the Executive by the Company and the Affiliated Companies in respect of the 12-month period immediately preceding the month in which the Effective Date occurs. The Annual Base Salary shall be paid at such intervals as the Company pays executive salaries generally. During the Employment Period, the Annual Base Salary shall be reviewed at least annually, beginning no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date. Any increase in the Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The Annual Base Salary shall not be reduced after any such increase and the term "Annual Base Salary" shall refer to the Annual Base Salary as so increased.

     (2) Annual Bonus. In addition to the Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus earned under the Company's annual incentive bonus plans, or any comparable bonus under any predecessor or successor plan or plans, for the last three full fiscal years prior to the Effective Date (or for such lesser number of full fiscal years prior to the Effective Date for which the Executive was eligible to earn such a bonus, and annualized in the case of any bonus earned for a partial fiscal year) (the "Recent Annual Bonus"). (If the Executive has not been eligible to earn such a bonus for any period prior to the Effective Date, the "Recent Annual Bonus" shall mean the Executive's target annual bonus for the year in which the Effective Date occurs.) Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

     (3) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies, and programs applicable generally to other peer executives of the Company and the Affiliated Companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and the Affiliated Companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and the Affiliated Companies.

     (4) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and the Affiliated Companies (including, without limitation, medical, prescription, dental, vision, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and the Affiliated Companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits that are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and the Affiliated Companies.

     (5) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and the Affiliated Companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (6) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and the Affiliated Companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (7) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and the Affiliated Companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (8) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and the Affiliated Companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (9) Immediate Vesting of Outstanding Equity Incentive Awards. Notwithstanding any provision in the Company's stock incentive plans or the award agreements thereunder, effective immediately upon the occurrence of a Change of Control, (A) all stock options (incentive or non-qualified) outstanding as of the date of such Change of Control, which are not then exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant and, following the Executive's termination of employment for any reason, shall remain exercisable for the remainder of the original option term; (B) all restrictions and deferral limitations applicable to any restricted stock awards outstanding as of the date of such Change of Control shall lapse, and such restricted stock awards shall become free of all restrictions and become fully vested and transferable to the full extent of the original grant; and (C) all performance share awards outstanding as of the date of such Change of Control for any outstanding performance periods shall fully vest and be earned and payable in full based on the deemed achievement of performance at 200% of target level for the entire performance period.

     Section 4. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically if the Executive dies during the Employment Period. If the Company determines in good faith that the Executive has a Disability (as defined herein) that has occurred during the Employment Period (pursuant to the definition of "Disability"), it may give to the Executive written notice in accordance with Section 11(b) of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. "Disability" means the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness that is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

     (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. "Cause" means:

          (1) the willful and continued failure of the Executive to perform substantially the Executive's duties (as contemplated by Section 3(a)(1)(A)) with the Company or any Affiliated Company (other than any such failure resulting from incapacity due to physical or mental illness or following the Executive's delivery of a Notice of Termination for Good Reason), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company that specifically identifies the manner in which the Board or the Chief
     Executive Officer of the Company believes that the Executive has not substantially performed the Executive's duties, or

          (2) the willful engaging by the Executive in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.

     For purposes of this Section 4(b), no act, or failure to act, on the part of the Executive shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer of the Company or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel for the Executive, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in
Section 4(b)(1) or 4(b)(2), and specifying the particulars thereof in detail.

     (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason or by the Executive voluntarily without Good Reason. "Good Reason" means:

               (1) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 3(a)(1)(A), or any other action by the Company that results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by the Executive;

               (2) any failure by the Company to comply with any of the provisions of Section 3(b), other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by the Executive;

               (3) the Company's requiring the Executive (i) to be based at any office or location other than as provided in Section 3(a)(1)(B), (ii) to be based at a location other than the principal executive offices of the Company if the Executive was employed at such location immediately preceding the Effective Date, or (iii) to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

               (4) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

               (5) any failure by the Company to comply with and satisfy Section 10(c).

         For purposes of this Section 4(c), any good faith determination of Good Reason made by the Executive shall be conclusive. The Executive's mental or physical incapacity following the occurrence of an event described above in clauses (1) through (5) shall not affect the Executive's ability to terminate employment for Good Reason.

     (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 11(b). "Notice of Termination" means a written notice that (1) indicates the specific termination provision in this Agreement relied upon, (2) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (3) if the Date of Termination (as defined herein) is other than the date of receipt of such notice, specifies the Date of Termination (which Date of Termination shall be not more than 30 days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance that contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's respective rights hereunder.

     (e) Date of Termination. "Date of Termination" means (1) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified in the Notice of Termination, as the case may be, (2) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination, and (3) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     Section 5. Obligations of the Company upon Termination. (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company terminates the Executive's employment other than for Cause or Disability or the Executive terminates employment for Good Reason:

          (1) the Company shall pay to the Executive, in a lump sum in cash within 30 days after the Date of Termination, the aggregate of the following amounts:

               (A) the sum of (i) the Executive's Annual Base Salary through the Date of Termination, (ii) the product of (x) the Recent Annual Bonus and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365, and (iii) any accrued vacation pay, in each case, to the extent not theretofore paid (the sum of the amounts described in subclauses (i), (ii) and (iii), the "Accrued Obligations");

               (B) the amount equal to the product of (i) three and (ii) the sum of (x) the Executive's Annual Base Salary and (y) the Recent Annual Bonus;

               (C) an amount equal to the excess of (i) the actuarial equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Retirement Plan immediately prior to the Effective Date) and any excess or supplemental retirement plan in which the Executive participates (collectively, the "SERP") that the Executive would receive if the Executive's employment continued for three years after the Date of Termination, assuming for this purpose that (x) the Executive's age and service credit increase during the three-year period, (y) all accrued benefits are fully vested and (z) the Executive's compensation in each of the three years is that required by Sections 3(b)(1) and 3(b)(2), over (ii) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination; and

               (D) an amount equal to the sum of the Company matching or other Company contributions under the Company's qualified defined contribution plans and any excess or supplemental defined contribution plans in which the Executive participates that the Executive would receive if the Executive's employment continued for three years after the Date of Termination, assuming for this purpose that (x) the Executive's benefits under such plans are fully vested, (y) the Executive's compensation in each of the three years is that required by Sections 3(b)(1) and 3(b)(2) and (z) to the extent that the Company contributions are determined based on the contributions or deferrals of the Executive, that the Executive's contribution or deferral elections, as appropriate, are those in effect immediately prior the Date of Termination; and

          (2) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those that would have been provided to them in accordance with the plans, programs, practices and policies described in Section 3(b)(4) and 3(b)(6) if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies and their families, provided, however, that, if the Executive becomes reemployed with another employer and is eligible to receive the benefits described in
     Section 3(b)(4) under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed (for purposes of both age and service credit) until three years after the Date of Termination and to have retired on the last day of such period;

          (3) during the 12-month period following the Date of Termination, the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in the Executive's sole discretion, provided that, the cost of such outplacement shall not exceed $25,000 (as adjusted for inflation based on the Consumer Price Index or another nationally recognized published inflation index); and

          (4) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or that the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and the Affiliated Companies, including, without limitation, the Employment Agreement between the Company and the Executive, dated as of March 25th, 1999, as amended from time to time (the "Employment Agreement") (such other amounts and benefits, the "Other Benefits").

     (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, the Company shall provide the Executive's estate or beneficiaries with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. The Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of the Other Benefits, the term "Other Benefits" as utilized in this Section 5(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and the Affiliated Companies to the estates and beneficiaries of peer executives of the Company and the Affiliated Companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and the Affiliated Companies and their beneficiaries.

     (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, the Company shall provide the Executive with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. The Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of the Other Benefits, the term "Other Benefits" as utilized in this Section 5(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and the Affiliated Companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and the Affiliated Companies and their families.

     (d) Cause; Other Than for Good Reason. If the Executive's employment is terminated for Cause during the Employment Period, the Company shall provide to the Executive (1) the Executive's Annual Base Salary through the Date of Termination, (2) any accrued vacation pay, and (3) the Other Benefits, in each case, to the extent theretofore unpaid, and shall have no other severance obligations under this Agreement. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, the Company shall provide to the Executive the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. In such case, all the Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     Section 6. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or the Affiliated Companies and for which the Executive may qualify, nor, subject to Section 11(f) and the proviso of the last sentence of this Section 6, shall anything herein limit or otherwise affect such rights as the Executive may have under any other contract or agreement with the Company or the Affiliated Companies, including, without limitation, the Employment Agreement. Amounts that are vested benefits or that the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any other contract or agreement, including, without limitation, the Employment Agreement, with the Company or the Affiliated Companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement, except as explicitly modified by this Agreement. Notwithstanding the foregoing, if the Executive receives payments and benefits pursuant to Section 5(a) of this Agreement, the Executive shall not be entitled to any severance pay or benefits under any severance plan, program or policy of the Company and the Affiliated Companies, unless otherwise specifically provided therein by a specific reference to this Agreement. Notwithstanding the foregoing or anything to the contrary contained herein, if the Executive is entitled to receive a payment, benefit or right under the Employment Agreement that is in addition to those provided under this Agreement, nothing contained in this Agreement shall prohibit him from receiving such payment, benefit or right, and, if the Executive is entitled to receive a payment, benefit or right pursuant to both this Agreement and the Employment Agreement, the Executive shall be entitled to the more favorable of any such payment, benefit or right, whether based on a provision of this Agreement or the Employment Agreement or a combination of the provisions under such agreements; provided, however, that in no event shall the Executive be entitled to duplicate payments, rights or benefits.

     Section 7. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense, or other claim, right or action that the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses that the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus, in each case, interest on any delayed payment at the applicable federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          Section 8. Certain Additional Payments by the Company.

     (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company or its Affiliated Companies to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 8) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, collectively the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (the "Gross-Up Payment") in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

     (b) Subject to the provisions of Section 8(c), all determinations required to be made under this Section 8, including whether and when a Gross-Up Payment is required, the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young, LLP, or such other nationally recognized certified public accounting firm as may be designated by the Executive, subject to the Company's approval which will not be unreasonably withheld (the "Accounting Firm"). The Accounting Firm shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive, subject to the Company's approval which will not be unreasonably withheld, may appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this
Section 8, shall be paid by the Company to the Executive within 5 days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments that will not have been made by the Company should have been made (the "Underpayment"), consistent with the calculations required to be made hereunder. In the event the Company exhausts its remedies pursuant to Section 8(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

     (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable, but no later than 10 business days after the Executive is informed in writing of such claim. The Executive shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that the Company desires to contest such claim, the Executive shall:

          (1) give the Company any information reasonably requested by the Company relating to such claim,

          (2) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (3) cooperate with the Company in good faith in order effectively to contest such claim, and

          (4) permit the Company to participate in any proceedings relating to such claim;

     provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest, and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this
Section 8(c), the Company shall control all proceedings taken in connection with such contest, and, at its sole discretion, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the applicable taxing authority in respect of such claim and may, at its sole discretion, either pay the tax claimed to the appropriate taxing authority on behalf of the Executive and direct the Executive to sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that, if the Company pays such claim and directs the Executive to sue for a refund, the Company shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties) imposed with respect to such payment or with respect to any imputed income in connection with such payment; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which the Gross-Up Payment would be payable hereunder, and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     (d) If, after the receipt by the Executive of a Gross-Up Payment or payment by the Company of an amount on the Executive's behalf pursuant to Section 8(c), the Executive becomes entitled to receive any refund with respect to the Excise Tax to which such Gross-Up Payment relates or with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 8(c), if applicable) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after payment by the Company of an amount on the Executive's behalf pursuant to Section 8(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then the amount of such payment shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     (e) Notwithstanding any other provision of this Section 8, the Company may, in its sole discretion, withhold and pay to the Internal Revenue Service or any other applicable taxing authority, for the benefit of the Executive, all or any portion of any Gross-Up Payment, and the Executive hereby consents to such withholding.

     Section 9. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or the Affiliated Companies, and their respective businesses, which information, knowledge or data shall have been obtained by the Executive during the Executive's employment by the Company or the Affiliated Companies and which information, knowledge or data shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those persons designated by the Company. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     Section 10. Successors. (a) This Agreement is personal to the Executive, and, without the prior written consent of the Company, shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

     (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. Except as provided in Section 10(c), without the prior written consent of the Executive, this Agreement shall not be assignable by the Company.

     (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. "Company" means the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid that assumes and agrees to perform this Agreement by operation of law or otherwise.

     Section 11. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified other than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          if to the Executive: At the most recent address on file in the Company's records if to the  Company:  Valero  Energy  Corporation
                               One Valero Place
                               San Antonio, Texas 78212
                               Attention: Corporate Secretary

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

     (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     (d) The Company may withhold from any amounts payable under this Agreement such United States federal, state or local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Sections 4(c)(1) through 4(c)(5), shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a), prior to the Effective Date, the Executive's employment may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the date hereof, this Agreement shall supersede the Executive Severance Agreement between the Company and the Executive, dated December 15, 1982.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from the Board, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.




                                          EXECUTIVE



                                               /s/ William E. Greehey
                                          -------------------------------------
                                                William E. Greehey



                                          VALERO ENERGY CORPORATION


                                          By:        /s/ Keith D. Booke
                                          -------------------------------------
                                          Name: Keith D. Booke
                                          Title:  Executive Vice President and
                                                  Chief Administrative Officer

                                                                    EXHIBIT 10.9
                                Change of Control
                               Severance AGREEMENT

     AGREEMENT, dated as of the 19th day of March, 2003 (this "Agreement"), by and between Valero Energy Corporation, a Delaware corporation (the "Company"), and Gregory C. King (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined herein). The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the current Company in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control that ensure that the compensation and benefits expectations of the Executive will be satisfied and that are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

     NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     Section 1. Certain Definitions. (a) "Effective Date" means the first date during the Change of Control Period (as defined herein) on which a Change of Control occurs. Notwithstanding anything in this Agreement to the contrary, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (1) was at the request of a third party that has taken steps reasonably calculated to effect a Change of Control or (2) otherwise arose in connection with or anticipation of a Change of Control, then "Effective Date" means the date immediately prior to the date of such termination of employment.

     (b) "Change of Control Period" means the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that, commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof, the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless, at least 60 days prior to the Renewal Date, the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     (c) "Affiliated Company" means any company controlled by, controlling or under common control with the Company.

     (d) "Change of Control" means:

     (1) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then-outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that, for purposes of this Section 1(d)(1), the following acquisitions of Outstanding Company Common Stock or of Outstanding Company Voting Securities shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Affiliated Company or (iv) any acquisition by any corporation pursuant to a transaction that complies with Sections 1(d)(3)(A), 1(d)(3)(B) and 1(d)(3)(C);

     (2) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board;

     (3) Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company (each, a "Business Combination"), in each case unless, following such Business Combination, (A) all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding
Company Common Stock and the Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation that, as a result of such transaction, owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then-outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then-outstanding voting securities of such corporation, except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or

     (4) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

     Section 2. Employment Period. The Company hereby agrees to continue the Executive in its employ, subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of the Effective Date (the "Employment Period"). The Employment Period shall terminate upon the Executive's termination of employment for any reason.

     Section 3. Terms of Employment. (a) Position and Duties. (1) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the office where the Executive was employed immediately preceding the Effective Date or at any other location less than 35 miles from such office.

     (2) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period, it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that, to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

     (b) Compensation. (1) Base Salary. During the Employment Period, the Executive shall receive an annual base salary (the "Annual Base Salary") at an annual rate at least equal to 12 times the highest monthly base salary paid or payable, including any base salary that has been earned but deferred, to the Executive by the Company and the Affiliated Companies in respect of the 12-month period immediately preceding the month in which the Effective Date occurs. The Annual Base Salary shall be paid at such intervals as the Company pays executive salaries generally. During the Employment Period, the Annual Base Salary shall be reviewed at least annually, beginning no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date. Any increase in the Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The Annual Base Salary shall not be reduced after any such increase and the term "Annual Base Salary" shall refer to the Annual Base Salary as so increased.

     (2) Annual Bonus. In addition to the Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus earned under the Company's annual incentive bonus plans, or any comparable bonus under any predecessor or successor plan or plans, for the last three full fiscal years prior to the Effective Date (or for such lesser number of full fiscal years prior to the Effective Date for which the Executive was eligible to earn such a bonus, and annualized in the case of any bonus earned for a partial fiscal year) (the "Recent Annual Bonus"). (If the Executive has not been eligible to earn such a bonus for any period prior to the Effective Date, the "Recent Annual Bonus" shall mean the Executive's target annual bonus for the year in which the Effective Date occurs.) Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

     (3) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies, and programs applicable generally to other peer executives of the Company and the Affiliated Companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and the Affiliated Companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and the Affiliated Companies.

     (4) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and the Affiliated Companies (including, without limitation, medical, prescription, dental, vision, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and the Affiliated Companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits that are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and the Affiliated Companies.

     (5) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and the Affiliated Companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (6) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and the Affiliated Companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (7) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and the Affiliated Companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (8) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and the Affiliated Companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated Companies.

     (9) Immediate Vesting of Outstanding Equity Incentive Awards. Notwithstanding any provision in the Company's stock incentive plans or the award agreements thereunder, effective immediately upon the occurrence of a Change of Control, (A) all stock options (incentive or non-qualified) outstanding as of the date of such Change of Control, which are not then exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant and, following the Executive's termination of employment for any reason, shall remain exercisable for the shorter of (x) five years from the Executive's date of termination of employment and (y) the remainder of the original option term; (B) all restrictions and deferral limitations applicable to any restricted stock awards outstanding as of the date of such Change of Control shall lapse, and such restricted stock awards shall become free of all restrictions and become fully vested and transferable to the full extent of the original grant; and (C) all performance share awards outstanding as of the date of such Change of Control for any outstanding performance periods shall fully vest and be earned and payable in full based on the deemed achievement of performance at 200% of target level for the entire performance period.

     Section 4. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically if the Executive dies during the Employment Period. If the Company determines in good faith that the Executive has a Disability (as defined herein) that has occurred during the Employment Period (pursuant to the definition of "Disability"), it may give to the Executive written notice in accordance with Section 11(b) of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. "Disability" means the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness that is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

     (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. "Cause" means:

          (1) the willful and continued failure of the Executive to perform substantially the Executive's duties (as contemplated by Section 3(a)(1)(A)) with the Company or any Affiliated Company (other than any such failure resulting from incapacity due to physical or mental illness or following the Executive's delivery of a Notice of Termination for Good Reason), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company that specifically identifies the manner in which the Board or the Chief
     Executive Officer of the Company believes that the Executive has not substantially performed the Executive's duties, or

          (2) the willful engaging by the Executive in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.

     For purposes of this Section 4(b), no act, or failure to act, on the part of the Executive shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer of the Company or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel for the Executive, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in
Section 4(b)(1) or 4(b)(2), and specifying the particulars thereof in detail.

     (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason or by the Executive voluntarily without Good Reason. "Good Reason" means:

          (1) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 3(a)(1)(A), or any other action by the Company that results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (2) any failure by the Company to comply with any of the provisions of
     Section 3(b), other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and that is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (3) the Company's requiring the Executive (i) to be based at any office or location other than as provided in Section 3(a)(1)(B), (ii) to be based at a location other than the principal executive offices of the Company if the Executive was employed at such location immediately preceding the Effective Date, or (iii) to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

          (4) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

          (5) any  failure by the  Company to comply  with and  satisfy  Section
     10(c).

     For purposes of this Section 4(c), any good faith determination of Good Reason made by the Executive shall be conclusive. The Executive's mental or physical incapacity following the occurrence of an event described above in clauses (1) through (5) shall not affect the Executive's ability to terminate employment for Good Reason.

     (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 11(b). "Notice of Termination" means a written notice that (1) indicates the specific termination provision in this Agreement relied upon, (2) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (3) if the Date of Termination (as defined herein) is other than the date of receipt of such notice, specifies the Date of Termination (which Date of Termination shall be not more than 30 days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance that contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's respective rights hereunder.

     (e) Date of Termination. "Date of Termination" means (1) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified in the Notice of Termination, as the case may be, (2) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination, and (3) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     Section 5. Obligations of the Company upon Termination. (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the

Company terminates the Executive's employment other than for Cause or Disability or the Executive terminates employment for Good Reason:

          (1) the Company shall pay to the Executive, in a lump sum in cash within 30 days after the Date of Termination, the aggregate of the following amounts:

               (A) the sum of (i) the Executive's Annual Base Salary through the Date of Termination, (ii) the product of (x) the Recent Annual Bonus and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365, and (iii) any accrued vacation pay, in each case, to the extent not theretofore paid (the sum of the amounts described in subclauses (i), (ii) and (iii), the "Accrued Obligations");

               (B) the amount equal to the product of (i) two and (ii) the sum of (x) the Executive's Annual Base Salary and (y) the Recent Annual Bonus;

               (C) an amount equal to the excess of (i) the actuarial equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Retirement Plan") (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Retirement Plan immediately prior to the Effective Date) and any excess or supplemental retirement plan in which the Executive participates (collectively, the "SERP") that the Executive would receive if the Executive's employment continued for two years after the Date of Termination, assuming for this purpose that (x) the Executive's age and service credit increase during the two-year period, (y) all accrued benefits are fully vested and (z) the Executive's compensation in each of the two years is that required by Sections 3(b)(1) and 3(b)(2), over (ii) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination; and

               (D) an amount equal to the sum of the Company matching or other Company contributions under the Company's qualified defined contribution plans and any excess or supplemental defined contribution plans in which the Executive participates that the Executive would receive if the Executive's employment continued for two years after the Date of Termination, assuming for this purpose that (x) the Executive's benefits under such plans are fully vested, (y) the Executive's compensation in each of the two years is that required by Sections 3(b)(1) and 3(b)(2) and (z) to the extent that the Company contributions are determined based on the contributions or deferrals of the Executive, that the Executive's contribution or deferral elections, as appropriate, are those in effect immediately prior the Date of Termination; and

               (2) for two years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those that would have been provided to them in accordance with the plans, programs, practices and policies described in Section 3(b)(4) if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and the Affiliated
          Companies and their families, provided, however, that, if the Executive becomes reemployed with another employer and is eligible to receive such benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed (for purposes of both age and service credit) until two years after the Date of Termination and to have retired on the last day of such period;

               (3) during the 12-month period following the Date of Termination, the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in the Executive's sole discretion, provided that, the cost of such outplacement shall not exceed $25,000 (as adjusted for inflation based on the Consumer Price Index or another nationally recognized published inflation index); and

               (4) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or that the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and the Affiliated Companies (such other amounts and benefits, the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, the Company shall provide the Executive's estate or beneficiaries with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. The Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of the Other Benefits, the term "Other Benefits" as utilized in this Section 5(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and the Affiliated Companies to the estates and beneficiaries of peer executives of the Company and the Affiliated Companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and the Affiliated Companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, the Company shall provide the Executive with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. The Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of the Other Benefits, the term "Other Benefits" as utilized in this Section 5(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and the Affiliated Companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and the Affiliated Companies and their families.

          (d) Cause; Other Than for Good Reason. If the Executive's employment is terminated for Cause during the Employment Period, the Company shall provide to the Executive (1) the Executive's Annual Base Salary through the Date of Termination, (2) any accrued vacation pay, and (3) the Other Benefits, in each case, to the extent theretofore unpaid, and shall have no other severance obligations under this Agreement. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, the Company shall provide to the Executive the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under this Agreement. In such case, all the Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

          Section 6. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or the Affiliated Companies and for which the Executive may qualify, nor, subject to Section 11(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any other contract or agreement with the Company or the Affiliated Companies. Amounts that are vested benefits or that the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any other contract or agreement with the Company or the Affiliated Companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement, except as explicitly modified by this Agreement. Notwithstanding the foregoing, if the Executive receives payments and benefits pursuant to Section 5(a) of this Agreement, the Executive shall not be entitled to any severance pay or benefits under any severance plan, program or policy of the Company and the Affiliated Companies, unless otherwise specifically provided therein by a specific reference to this Agreement.

          Section 7. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense, or other claim, right or action that the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses that the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus, in each case, interest on any delayed payment at the applicable federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

          Section 8. Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company or its Affiliated Companies to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 8) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, collectively the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (the "Gross-Up Payment") in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) Subject to the provisions of Section 8(c), all determinations required to be made under this Section 8, including whether and when a Gross-Up Payment is required, the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Ernst & Young, LLP, or such other nationally recognized certified public accounting firm as may be designated by the Executive, subject to the Company's approval which will not be unreasonably withheld (the "Accounting Firm"). The Accounting Firm shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive, subject to the Company's approval which will not be unreasonably withheld, may appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 8, shall be paid by the Company to the Executive within 5 days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments that will not have been made by the Company should have been made (the "Underpayment"), consistent with the calculations required to be made hereunder. In the event the Company exhausts its remedies pursuant to Section 8(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable, but no later than 10 business days after the Executive is informed in writing of such claim. The Executive shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that the Company desires to contest such claim, the Executive shall:

          (1) give the Company any information reasonably requested by the Company relating to such claim,

          (2) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (3) cooperate with the Company in good faith in order effectively to contest such claim, and

          (4) permit the Company to participate in any proceedings relating to such claim;

     provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest, and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this
Section 8(c), the Company shall control all proceedings taken in connection with such contest, and, at its sole discretion, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the applicable taxing authority in respect of such claim and may, at its sole discretion, either pay the tax claimed to the appropriate taxing authority on behalf of the Executive and direct the Executive to sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that, if the Company pays such claim and directs the Executive to sue for a refund, the Company shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties) imposed with respect to such payment or with respect to any imputed income in connection with such payment; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which the Gross-Up Payment would be payable hereunder, and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     (d) If, after the receipt by the Executive of a Gross-Up Payment or payment by the Company of an amount on the Executive's behalf pursuant to Section 8(c), the Executive becomes entitled to receive any refund with respect to the Excise Tax to which such Gross-Up Payment relates or with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 8(c), if applicable) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after payment by the Company of an amount on the Executive's behalf pursuant to Section 8(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then the amount of such payment shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     (e) Notwithstanding any other provision of this Section 8, the Company may, in its sole discretion, withhold and pay to the Internal Revenue Service or any other applicable taxing authority, for the benefit of the Executive, all or any portion of any Gross-Up Payment, and the Executive hereby consents to such withholding.

     Section 9. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or the Affiliated Companies, and their respective businesses, which information, knowledge or data shall have been obtained by the Executive during the Executive's employment by the Company or the Affiliated Companies and which information, knowledge or data shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those persons designated by the Company. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     Section 10. Successors. (a) This Agreement is personal to the Executive, and, without the prior written consent of the Company, shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

     (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. Except as provided in Section 10(c), without the prior written consent of the Executive, this Agreement shall not be assignable by the Company.

     (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. "Company" means the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid that assumes and agrees to perform this Agreement by operation of law or otherwise.

     Section 11. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified other than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          if to the Executive:  At the  most  recent  address  on file in the
                                   Company's records

          if to  the  Company:  Valero Energy Corporation
                                One Valero Place
                                San Antonio, Texas  78212
                                Attention:  Corporate Secretary

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

     (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     (d) The Company may withhold from any amounts payable under this Agreement such United States federal, state or local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Sections 4(c)(1) through 4(c)(5), shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to Section 1(a), prior to the Effective Date, the Executive's employment may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date, except as specifically provided herein, this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from the Board, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.




                                                /s/ Gregory C. King
                                     ------------------------------------------
                                                 Gregory C. King


                                     VALERO ENERGY CORPORATION


                                     By:      /s/ Keith D. Booke
                                     ------------------------------------------
                                     Name:  Keith D. Booke
                                     Title: Executive Vice President
                                            Chief Administrative Officer

                                                                   EXHIBIT 10.10

                    SCHEDULE OF CHANGE OF CONTROL AGREEMENTS

The following have executed Change of Control Agreements substantially in the form of the agreement attached as Exhibit 10.9 to the Valero Energy Corporation Form 10-K for the year ended December 31, 2002.


Gary L. Arthur, Jr.
Keith D. Booke
Mary Rose Brown
Michael S. Ciskowski
S. Eugene Edwards
John D. Gibbons
John F. Hohnholt
William R. Klesse
Richard J. Marcogliese

                                                                    Exhibit 12.1

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
         STATEMENTs OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (Millions of Dollars, Except Ratios)


                                                                  Year Ended December 31,
                                               -----------------------------------------------------------------
                                                2002         2001           2000           1999           1998
                                                ----         ----           ----           ----           ----
Earnings:
Income from continuing operations
  before income tax expense,
  minority interest in net income
  of consolidated partnership,
  distributions on preferred securities
  of subsidiary trusts and income
  from equity investees..................      $ 191.5    $   913.0       $ 530.4        $  17.9       $ (77.8)
Add:
  Fixed charges..........................        408.9        143.2         114.6           80.2          53.7
  Amortization of capitalized interest...          5.7          5.3           5.1            5.2           4.9
  Distributions from equity investees....          4.8          2.8           9.2            4.0           0.5
Less:
  Interest capitalized...................        (16.2)       (10.6)         (7.4)          (5.8)         (5.3)
  Distributions on preferred securities
    of subsidiary trusts.............            (30.0)       (13.4)         (6.8)             -             -
  Minority interest in net income of
    consolidated partnership.............        (14.1)           -             -              -             -
                                                ------      -------         -----          -----          ----
Total earnings...........................      $ 550.6    $ 1,040.3       $ 645.1        $ 101.5       $ (24.0)
                                                 =====      =======         =====          =====          ====

Fixed charges:
  Interest expense, net..................      $ 285.7      $  88.5       $  76.3         $ 55.4        $ 32.5
  Interest capitalized...................         16.2         10.6           7.4            5.8           5.3
  Rental expense interest factor (1).....         77.0         30.7          24.1           19.0          15.9
  Distributions on preferred securities
    of subsidiary trusts.................         30.0         13.4           6.8              -             -
                                                ------        -----         -----           ----          ----
Total fixed charges......................      $ 408.9      $ 143.2       $ 114.6         $ 80.2        $ 53.7
                                                 =====        =====         =====           ====          ====

Ratio of earnings to fixed charges (2)...          1.3x         7.3x          5.6x           1.3x            - (3)
                                                   ===          ===           ===            ===            ==

(1) The interest portion of rental expense represents one-third of rents, which is deemed representative of the interest portion of rental expense.
(2) Valero paid no dividends on preferred stock with respect to its continuing operations during the periods indicated; therefore, the ratio of earnings to combined fixed charges and preferred stock dividends is the same as the ratio of earnings to fixed charges.
(3) For the year ended December 31, 1998, earnings were insufficient to cover fixed charges by $77.7 million. This deficiency was due primarily to a $170.9 million pre-tax charge to net income to write down the carrying amount of Valero's inventories to market value. Excluding the effect of the inventory write-down, the ratio of earnings to fixed charges would have been 2.7x.

                                                                    EXHIBIT 21.1

                   Valero Energy Corporation and Subsidiaries


Name of Entity                                                State of Incorporation/Organization
--------------                                                -----------------------------------


585043 ONTARIO LIMITED                                        Ontario
AUTOTRONIC SYSTEMS, INC.                                      Delaware
BAY AREA PETROCHEMICALS COMPANY, L.L.C.                       Delaware
BIG DIAMOND, INC.                                             Texas
BIG DIAMOND NUMBER 1, INC.                                    Texas
CANADIAN ULTRAMAR COMPANY                                     Nova Scotia
COLONNADE ASSURANCE LIMITED                                   Bermuda
COLONNADE VERMONT INSURANCE COMPANY                           Vermont
COLORADO REFINING COMPANY                                     Colorado
CORPORATE CLAIMS MANAGEMENT, INC.                             Texas
COYOTE FUNDING, L.L.C.                                        Delaware
DIAMOND OMEGA COMPANY, L.L.C.                                 Delaware
DIAMOND SECURITY SYSTEMS, INC.                                Delaware
DIAMOND SHAMROCK ARIZONA, INC.                                Delaware
DIAMOND SHAMROCK BOLIVIANA, LTD.                              California
DIAMOND SHAMROCK LEASING, INC.                                Delaware
DIAMOND SHAMROCK REFINING AND MARKETING                       Delaware
      COMPANY
DIAMOND SHAMROCK REFINING COMPANY, L.P.                       Delaware
DIAMOND SHAMROCK STATIONS, INC.                               Delaware
DIAMOND UNIT INVESTMENTS, L.L.C.                              Delaware
DSRM NATIONAL BANK                                            N/A
EMERALD MARKETING, INC.                                       Texas
EMERALD PIPE LINE CORPORATION                                 Delaware
HUNTWAY REFINING COMPANY                                      Delaware
INTEGRATED PRODUCT SYSTEMS, INC.                              Delaware
METRO OIL CO.                                                 Michigan
NATIONAL CONVENIENCE STORES INCORPORATED                      Delaware
NATIONAL MONEY ORDERS INCORPORATED                            Texas
OCEANIC TANKERS AGENCY LIMITED                                Quebec
PETRO/CHEM ENVIRONMENTAL SERVICES, INC.                       Delaware
RIVERWALK LOGISTICS, L.P.                                     Delaware
ROBINSON OIL COMPANY (1987) LIMITED                           Nova Scotia
SCHEPPS FOOD STORES, INC.                                     Texas
SHAMROCK VENTURES, LTD.                                       Bermuda
SIGMOR BEVERAGE, INC.                                         Texas
SIGMOR CORPORATION                                            Delaware
SIGMOR NUMBER 5, INC.                                         Texas
SIGMOR NUMBER 43, INC.                                        Texas
SIGMOR NUMBER 79, INC.                                        Texas
SIGMOR NUMBER 80, INC.                                        Texas
SIGMOR NUMBER 103, INC.                                       Texas
SIGMOR NUMBER 105, INC.                                       Texas
SIGMOR NUMBER 119, INC.                                       Texas
SIGMOR NUMBER 125, INC.                                       Texas
SIGMOR NUMBER 140, INC.                                       Texas
SIGMOR NUMBER 156, INC.                                       Texas
SIGMOR NUMBER 170, INC.                                       Texas


SIGMOR NUMBER 178, INC.                                       Texas
SIGMOR NUMBER 181, INC.                                       Texas
SIGMOR NUMBER 196, INC.                                       Texas
SIGMOR NUMBER 206, INC.                                       Texas
SIGMOR NUMBER 232, INC.                                       Texas
SIGMOR NUMBER 238, INC.                                       Texas
SIGMOR NUMBER 239, INC.                                       Texas
SIGMOR NUMBER 259, INC.                                       Texas
SIGMOR NUMBER 363, INC.                                       Texas
SIGMOR NUMBER 422, INC.                                       Texas
SIGMOR NUMBER 605, INC.                                       Texas
SIGMOR NUMBER 606, INC.                                       Texas
SIGMOR NUMBER 611, INC.                                       Texas
SIGMOR NUMBER 613, INC.                                       Texas
SKIPPER BEVERAGE COMPANY, INC.                                Texas
STOP 'N GO MARKETS OF TEXAS, INC.                             Texas
SUNSHINE BEVERAGE COMPANY                                     Texas
TEXAS SUPER DUPER MARKETS, INC.                               Texas
THE SHAMROCK PIPE LINE CORPORATION                            Delaware
TOC-DS COMPANY                                                Delaware
TPI PETROLEUM, INC.                                           Michigan
TPI PIPELINE CORPORATION                                      Michigan
UDS FUNDING I, L.P.                                           Delaware
UDS LOGISTICS, LLC                                            Delaware
UDS SERVICES, INC.                                            Delaware
ULTRAMAR ACCEPTANCE INC.                                      Canada
ULTRAMAR CREDIT CORPORATION                                   Nova Scotia
ULTRAMAR D.S., INC.                                           Texas
ULTRAMAR ENERGY INC.                                          Delaware
ULTRAMAR INC.                                                 Nevada
ULTRAMAR LTEE / ULTRAMAR LTD.                                 Canada
ULTRAMAR SERVICES INC.                                        Canada
VALERO CANADA FINANCE, INC.                                   Delaware
VALERO CANADA L.P.                                            Newfoundland
VALERO CAPITAL CORPORATION                                    Delaware
VALERO CORPORATE SERVICES COMPANY                             Delaware
VALERO CUSTOMS & TRADE SERVICES, INC.                         Delaware
VALERO ENERGY CORPORATION (parent)                            Delaware
VALERO FINANCE L.P. I                                         Newfoundland
VALERO FINANCE L.P. II                                        Newfoundland
VALERO FINANCE L.P. III                                       Newfoundland
VALERO GP, INC.                                               Delaware
VALERO GP, LLC                                                Delaware
VALERO HOLDINGS, INC.                                         Delaware
VALERO JAVELINA, INC.                                         Delaware
VALERO JAVELINA, L.P.                                         Delaware
VALERO LOGISTICS OPERATIONS, L.P.                             Delaware
*VALERO L.P.                                                  Delaware
VALERO MARKETING AND SUPPLY COMPANY                           Delaware
VALERO MTBE INVESTMENTS COMPANY                               Delaware
VALERO NATURAL GAS PIPELINE COMPANY                           Delaware
VALERO OMEGA COMPANY, L.L.C.                                  Delaware
VALERO PIPELINE COMPANY                                       Delaware
VALERO PRODUCING COMPANY                                      Delaware


VALERO REFINING AND MARKETING COMPANY                         Delaware
VALERO REFINING COMPANY-CALIFORNIA                            Delaware
VALERO REFINING COMPANY-LOUISIANA                             Delaware
VALERO REFINING COMPANY-NEW JERSEY                            Delaware
VALERO REFINING-TEXAS, L.P.                                   Texas
VALERO ULTRAMAR HOLDINGS, INC.                                Delaware
VALERO UNIT INVESTMENTS, L.L.C.                               Delaware
VALLEY SHAMROCK, INC.                                         Texas
VMGA COMPANY                                                  Texas
XCEL PRODUCTS COMPANY, INC.                                   Texas



*    Valero owns about 49%.

                                                                    EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements, as amended, on Form S-3 (Registration No. 333-84820) and Form S-8 (Registration Nos. 333-31709, 333-31721, 333-31723, 333-31727, 333-81844 and 333-81858), of
our report dated March 19, 2003, with respect to the consolidated financial statements of Valero Energy Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2002.


                                                          /s/ Ernst & Young LLP


San Antonio, Texas
March 19, 2003

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Valero Energy Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
E. Greehey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/ William E. Greehey
------------------------------------
William E. Greehey
Chief Executive Officer
March 20, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Valero Energy Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Gibbons, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/ John D. Gibbons
----------------------------------
John D. Gibbons
Chief Financial Officer
March 20, 2003