Form 10-Q
period 2003-03-31
VALERO ENERGY CORP/TX
filed 2003-05-15
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __


The number of shares of the registrant's only class of common stock, $0.01 par value, outstanding as of April 30, 2003 was 114,256,022.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                             Page
 Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...............     3

     Consolidated Statements of Income for the Three Months
      Ended March 31, 2003 and 2002.......................................................     4

     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2003 and 2002.......................................................     5

     Consolidated Statements of Comprehensive Income for the
      Three Months Ended March 31, 2003 and 2002..........................................     6

     Notes to Consolidated Financial Statements...........................................     7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................................    23

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................    34

 Item 4.  Controls and Procedures.........................................................    38

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................................    38

 Item 5.  Other Information...............................................................    39

 Item 6.  Exhibits and Reports on Form 8-K................................................    39

SIGNATURE.................................................................................    41

CERTIFICATIONS PURSUANT TO SECTION 302 OF
 THE SARBANES-OXLEY ACT OF 2002...........................................................    42


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                                        March 31,       December 31,
                                                                                          2003              2002
                                                                                          ----              ----
                                                                                       (Unaudited)
                                    ASSETS
Current assets:
  Cash and temporary cash investments...............................................  $    740.9        $    378.9
  Restricted cash...................................................................        29.9              30.3
  Receivables, net..................................................................     1,696.2           1,558.2
  Inventories.......................................................................     1,605.3           1,436.1
  Current deferred income tax assets................................................        61.3              95.3
  Prepaid expenses and other current assets.........................................        57.3              37.6
                                                                                         -------           -------
    Total current assets............................................................     4,190.9           3,536.4
                                                                                         -------           -------

Property, plant and equipment, at cost..............................................     8,230.0           8,640.9
Less accumulated depreciation.......................................................    (1,261.2)         (1,228.9)
                                                                                         -------           -------
  Property, plant and equipment, net................................................     6,968.8           7,412.0
                                                                                         -------           -------

Intangible assets, net..............................................................       346.5             341.1
Goodwill............................................................................     2,451.5           2,580.0
Investment in Valero L.P............................................................       161.5                 -
Deferred charges and other assets, net..............................................       522.3             595.7
                                                                                         -------           -------
    Total assets....................................................................  $ 14,641.5        $ 14,465.2
                                                                                        ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, current portion of long-term debt and capital lease obligations..  $     26.3        $    476.7
  Accounts payable..................................................................     2,211.3           1,825.0
  Accrued expenses..................................................................       311.4             294.2
  Taxes other than income taxes.....................................................       414.0             368.1
  Income taxes payable..............................................................        49.0              42.7
                                                                                         -------           -------
    Total current liabilities.......................................................     3,012.0           3,006.7
                                                                                         -------           -------

Long-term debt, less current portion................................................     4,134.1           4,494.1
                                                                                         -------           -------
Deferred income tax liabilities.....................................................     1,340.5           1,301.0
                                                                                         -------           -------
Other long-term liabilities.........................................................       982.4             866.6
                                                                                         -------           -------
Commitments and contingencies (Note 14)

Company-obligated preferred securities of subsidiary trusts.........................       372.5             372.5
                                                                                         -------           -------
Minority interest in Valero L.P.....................................................           -             116.0
                                                                                         -------           -------

Stockholders' equity:
  Common stock, $0.01 par value; 300,000,000 shares authorized;
   114,573,149 and 108,198,992 shares issued .......................................         1.1               1.1
  Additional paid-in capital........................................................     3,674.1           3,436.7
  Treasury stock, at cost; 78,055 and 1,061,714 shares..............................        (3.0)            (42.0)
  Retained earnings.................................................................     1,073.3             913.6
  Accumulated other comprehensive income (loss).....................................        54.5              (1.1)
                                                                                        --------           -------
    Total stockholders' equity......................................................     4,800.0           4,308.3
                                                                                        --------           -------
    Total liabilities and stockholders' equity......................................  $ 14,641.5        $ 14,465.2
                                                                                        ========          ========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2003             2002
                                                                     ----             ----

Operating revenues..............................................  $ 9,693.1        $ 5,588.8
                                                                    -------          -------

Costs and expenses:
 Cost of sales..................................................    8,582.7          4,944.9
 Refining operating expenses....................................      389.2            307.2
 Retail selling expenses........................................      171.2            163.9
 Administrative expenses........................................       74.8             58.3
 Depreciation and amortization expense..........................      117.1            114.3
                                                                    -------          -------
  Total costs and expenses......................................    9,335.0          5,588.6
                                                                    -------          -------

Operating income................................................      358.1              0.2
Equity in earnings of Valero L.P................................        1.5                -
Other income, net...............................................        0.3              2.8
Interest and debt expense:
  Incurred......................................................      (79.0)           (59.9)
  Capitalized...................................................        3.9              5.3
Minority interest in net income of Valero L.P...................       (2.4)            (2.6)
Distributions on preferred securities of subsidiary trusts......       (7.5)            (7.5)
                                                                    -------          -------
Income (loss) before income tax expense (benefit)...............      274.9            (61.7)
Income tax expense (benefit)....................................      104.5            (23.1)
                                                                    -------          -------

Net income (loss)...............................................  $   170.4        $   (38.6)
                                                                    =======          =======

Earnings (loss) per common share................................     $ 1.58        $   (0.37)
 Weighted average common shares outstanding (in millions).......      107.7            105.0

Earnings (loss) per common share
 - assuming dilution............................................     $ 1.51          $ (0.37)
 Weighted average common equivalent shares outstanding
 (in millions)..................................................      112.8            105.0

Dividends per share of common stock.............................     $ 0.10           $ 0.10

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                            2003             2002
                                                                            ----             ----
Cash flows from operating activities:
Net income (loss)....................................................     $ 170.4          $ (38.6)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization expense.............................       117.1            114.3
   Equity in earnings of Valero L.P..................................        (1.5)               -
   Noncash interest expense and other income, net....................         4.8              0.1
   Minority interest in net income of Valero L.P.....................         2.4              2.6
   Deferred income tax expense (benefit).............................        58.2            (48.4)
   Changes in current assets and current liabilities.................       135.0           (189.7)
   Changes in deferred charges and credits and other, net............        16.8            (19.1)
                                                                            -----            -----
    Net cash provided by (used in) operating activities..............       503.2           (178.8)
                                                                            -----            -----

Cash flows from investing activities:
 Capital expenditures................................................      (127.9)          (193.4)
 Deferred turnaround and catalyst costs..............................       (27.3)           (77.4)
 Acquisitions........................................................       (15.1)               -
 Proceeds from contribution of assets to Valero L.P..................       350.0                -
 Proceeds from liquidation of investment in Diamond-Koch.............           -            300.9
 Capital expenditures, deferred turnaround costs and other
  cash flows related to the Golden Eagle Business....................           -            (86.0)
 Other investing activities, net.....................................         5.9              6.7
                                                                            -----            -----
    Net cash provided by (used in) investing activities..............       185.6            (49.2)
                                                                            -----            -----

Cash flows from financing activities:
 Cash payment to UDS shareholders in connection with
   UDS Acquisition...................................................           -         (2,055.2)
 Increase (decrease) in short-term debt, net.........................      (153.0)         2,173.0
 Repayment of capital lease obligations..............................      (289.3)               -
 Long-term debt borrowings, net of issuance costs....................       449.6             64.0
 Long-term debt repayments...........................................      (456.5)            (8.7)
 Proceeds from the issuance of common units
   by Valero L.P., net of issuance costs.............................       200.3                -
 Cash distributions to minority interest in Valero L.P...............        (3.6)            (3.1)
 Proceeds from the sale of common stock, net of issuance costs.......       250.2                -
 Issuance of common stock in connection
   with employee benefit plans.......................................        30.5             38.6
 Common stock dividends..............................................       (10.7)           (10.5)
 Purchase of treasury stock..........................................        (4.3)            (6.7)
                                                                            -----            -----
     Net cash provided by financing activities.......................        13.2            191.4
                                                                            -----            -----
Valero L.P.'s cash balance as of the date (March 18, 2003) that
  Valero ceased consolidation of Valero L.P. (Note 3)................      (336.1)               -
                                                                            -----            -----
Effect of foreign exchange rate changes on cash......................        (3.9)               -
                                                                            -----            -----
Net increase (decrease) in cash and temporary cash investments.......       362.0            (36.6)
Cash and temporary cash investments
 at beginning of period..............................................       378.9            269.4
                                                                            -----            -----
Cash and temporary cash investments at end of period.................     $ 740.9          $ 232.8
                                                                            =====            =====
                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2003             2002
                                                                    ----             ----

Net income (loss)........................................         $ 170.4          $ (38.6)
                                                                    -----             ----

Other comprehensive income (loss):
 Foreign currency translation adjustment.................            50.1             (0.7)
                                                                    -----             ----

 Net gain on derivative  instruments
  designated  and  qualifying as cash flow hedges:
     Net gain arising during the period,
      net of income tax expense of $3.7 and $30.8........             6.8             54.5
     Net gain reclassified into income,
      net of income tax expense of $0.7 and $1.9.........            (1.3)            (3.5)
                                                                    -----             -----
 Net gain on cash flow hedges............................             5.5             51.0
                                                                    -----             ----
Other comprehensive income...............................            55.6             50.3
                                                                    -----             ----

Comprehensive income.....................................         $ 226.0           $ 11.7
                                                                    =====             ====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term UDS Acquisition refers to the merger of Ultramar Diamond Shamrock Corporation (UDS) into Valero effective December 31, 2001.

Valero, an independent refining and marketing company, owns and operates 12 refineries in the United States and Canada with a combined throughput capacity of approximately 1.9 million barrels per day. Valero markets refined products through an extensive bulk and rack marketing network and a network of approximately 4,100 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's operations are affected by:
     o company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
     o seasonal factors, such as the demand for refined products, primarily gasoline, during the summer driving season and heating oil during the winter season; and
     o industry factors, such as movements in and the absolute price of crude oil, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

These unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which it has a controlling interest. Investments in 50% or less owned entities are accounted for using the equity method of accounting (see
Note 3 for a discussion of the reporting change for Valero's investment in Valero L.P.). Intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

2.   ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 143

In June 2001, the Financial  Accounting  Standards Board (FASB) issued Statement
No.  143,   "Accounting  for  Asset  Retirement   Obligations."  This  statement
established financial accounting and reporting

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

Effective January 1, 2003, Valero adopted Statement No. 143 and recognized an asset retirement obligation of $30.0 million, which is included in other long-term liabilities, and an increase to net property, plant and equipment of $25.8 million. The cumulative effect of implementing Statement No. 143 resulted in a pre-tax loss of $4.2 million, which was included in other income, net versus presentation as the cumulative effect of an accounting change due to immateriality. This asset retirement obligation relates to the removal of underground storage tanks from Valero's retail sites. Valero has also determined that an asset retirement obligation exists related to certain of its refinery assets. However, the fair value of the asset retirement obligation associated with these refinery assets cannot be reasonably estimated since the settlement dates are indeterminate; therefore, no obligation was recorded for these refinery assets.

The following pro forma financial information summarizes the impact of Statement No. 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002:

                                             As Reported             Pro forma
                                             -----------             ---------
  Asset retirement obligation:
    Balance as of January 1, 2002......        $     -                 $ 28.2
    Balance as of March 31, 2002.......        $     -                 $ 28.6

                                             Three Months Ended March 31, 2002
                                             ---------------------------------
                                             As Reported             Pro forma
                                             -----------             ---------
  Operating income (loss)..............          $ 0.2                 $ (0.8)
  Net loss.............................        $ (38.6)               $ (39.2)
  Loss per common share................        $ (0.37)               $ (0.37)
  Loss per common share
    - assuming dilution................        $ (0.37)               $ (0.37)

FASB Interpretation No. 45
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in Note 14. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since Valero has not entered into or modified any guarantees that are subject to FIN 45 since December 31, 2002, there was no impact on Valero's financial position or results of operations as a result of adopting FIN 45.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FASB Interpretation No. 46
In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which requires an enterprise to consolidate a variable interest entity (VIE) if the enterprise is the primary beneficiary of the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest created before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first adopted or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. As of March 31, 2003, Valero held an interest in several potential VIEs and is currently in the process of determining the effect of adoption on July 1, 2003.

FASB Statement No. 149
In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of Statement No. 149:
     o clarify the circumstances under which a contract with an initial net investment meets the characteristic of a derivative,
     o    clarify when a derivative contains a financing component,
     o amend the definition of an underlying (for example, a specified interest rate, security price, commodity price, foreign exchange rate, etc.) to conform it to language used in FIN 45 and
     o    amend certain other existing pronouncements.

Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. Valero will adopt this statement effective July 1, 2003 and is currently evaluating the effect of the statement on its financial position and results of operations.

3. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of December 31, 2002, Valero owned 73.6% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets.

Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of $211.3 million and completed a private placement of $250 million of debt. The net proceeds, after issuance costs, of $200.3 million and $247.8 million, respectively, combined with borrowings under Valero L.P.'s credit facility and a contribution of $4.3 million by Valero to maintain its 2% general partner interest in Valero L.P., were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero discussed further below.

Subsequent to Valero L.P.'s equity and debt offerings, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million, including $2.9 million representing the redemption of a proportionate amount of Valero's general partner interest. The proceeds from the redemption are reflected as a reduction to Valero's investment in Valero L.P. This redemption, combined with the common unit

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES issuance discussed above, reduced Valero's ownership of Valero L.P. to 49.5%. At the same time, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from 66-2/3% to 58% of Valero L.P.'s outstanding common and subordinated units, and to exclude from participation in such a vote the units held by affiliates of Valero. As a result of the issuance and redemption of Valero L.P. common units and the partnership agreement changes, effective March 18, 2003, Valero ceased consolidation of Valero L.P. and began using the equity method to account for its investment in Valero L.P.

Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero's Corpus Christi, Texas City and Benicia Refineries for $200 million. Valero also contributed to Valero L.P. a refined products pipeline system for $150 million. This three-pipeline system connects Valero's Corpus Christi and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. The contribution of the storage tank assets and the pipeline system resulted in proceeds in excess of the carrying value of the contributed assets of $190.0 million for Valero. Of this excess, $94.1 million was recorded as a reduction to Valero's investment in Valero L.P. because of Valero's continuing ownership interest in Valero L.P. The remaining $95.9 million of excess was deferred and recorded in other long-term liabilities and will be amortized over the life of the throughput, handling, terminalling and service agreements, which is approximately 10 years.

No immediate gain was recognized as a result of the transactions discussed above.



Financial information reported by Valero L.P. is summarized below (in millions):

                                                      March 31,   December 31,
                                                        2003         2002
                                                        ----         ----
   Balance Sheet Information:
   Current assets................................    $  28.7       $  43.7
   Property, plant and equipment, net............      711.5         349.3
   Other long-term assets........................       24.7          22.5
                                                       -----         -----
      Total assets...............................    $ 764.9       $ 415.5
                                                       =====         =====

   Current liabilities...........................    $  18.9       $  12.7
   Long-term debt................................      383.4         108.9
                                                       -----         -----
      Total liabilities..........................      402.3         121.6

   Partners' equity..............................      362.6         293.9
                                                       -----         -----
        Total liabilities and partners' equity...    $ 764.9       $ 415.5
                                                       =====         =====

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003          2002
                                                        ----          ----
   Income Statement Information:
   Revenues......................................     $ 31.8        $ 26.0
   Operating income..............................       14.0          10.7
   Net income....................................       12.4          10.4

As of March 31, 2003, Valero's investment in Valero L.P. (representing the general partner interest, all limited partner subordinated interests, and a portion of limited partner common interests) reconciles to Valero L.P.'s total partners' equity as follows (in millions):

   Valero L.P. total partners' equity ...........    $ 362.6
   Equity attributed to publicly held
     limited partner common interests............     (317.3)
                                                       -----
   Valero's equity in Valero L.P.................       45.3
   Step-up in basis of Valero L.P.
     resulting from the UDS Acquisition
     (not reflected in Valero L.P.'s
     financial statements).......................      210.3
   Excess of proceeds over carrying value of
     Valero's retained interest on crude oil
     storage tanks and refined products pipeline
     system contributions to Valero L.P..........      (94.1)
                                                        ----
   Investment in Valero L.P......................    $ 161.5
                                                        ====

Publicly held common units of Valero L.P. are traded on the New York Stock Exchange under the ticker symbol "VLI." As of March 31, 2003, common units of Valero L.P. closed at $36.70 per unit.

In connection with the contribution of the crude oil and intermediate feedstock storage tanks and the three-pipeline system discussed above, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P. In addition, Valero has other related party transactions with Valero L.P. for the use of Valero L.P.'s pipelines, terminals and crude oil storage tank facilities. Under various agreements, Valero has agreed to use Valero L.P.'s pipelines to transport crude oil shipped to and refined products shipped from certain of Valero's refineries and to use Valero L.P.'s refined product terminals for certain terminalling services. In addition, Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee of $5.2 million through July 2008, and Valero provides personnel to Valero L.P. to perform operating and maintenance services with respect to certain assets for which Valero receives reimbursement from Valero L.P. Valero has also agreed to indemnify Valero L.P. from certain environmental liabilities related to assets sold by Valero to Valero L.P. that were known on the date the assets were sold or are discovered within a specified number of years after the assets were sold as a result of events occurring or conditions existing prior to the date of sale.

Beginning March 19, 2003, Valero recognized in refining operating expenses both its costs related to the throughput, handling, terminalling and service agreements with Valero L.P. and the receipt from Valero L.P. of payment for operating, maintenance and administrative services provided by Valero to Valero L.P.

4.   INVENTORIES

Inventories consisted of the following (in millions):

                                                   March 31,        December 31,
                                                     2003               2002
                                                     ----               ----
    Refinery feedstocks......................    $   638.9          $   488.3
    Refined products and blendstocks.........        757.6              731.8
    Convenience store merchandise............         81.2               87.1
    Materials and supplies...................        127.6              128.9
                                                   -------            -------
         Inventories.........................    $ 1,605.3          $ 1,436.1
                                                   =======            =======

As of March 31, 2003 and December 31, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $641 million and $586 million, respectively.

5.   INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following (in millions):

                                                  March 31, 2003                  December 31, 2002
                                                  --------------                  -----------------
                                               Gross        Accumulated      Gross            Accumulated
                                                Cost       Amortization      Cost            Amortization
                                                ----       ------------      ----            ------------
  Customer lists.......................      $ 107.0        $  (8.8)         $ 101.2          $  (6.7)
  Canadian retail operations...........        105.3           (3.3)            98.4             (2.4)
  U.S. retail operations...............         91.7          (18.1)            91.1            (16.1)
  Air emission credits.................         53.6           (7.0)            53.6             (4.6)
  Royalties and licenses...............         35.4           (9.3)            35.4             (8.8)
                                                ----          -----            -----             ----
     Intangible assets.................      $ 393.0        $ (46.5)         $ 379.7          $ (38.6)
                                               =====           ====            =====             ====

The increase in the gross cost for customer lists and Canadian retail operations is due to the fluctuation in foreign currency exchange rates from December 31, 2002 to March 31, 2003.

All of Valero's intangible assets are subject to amortization. Amortization expense for intangible assets was $7.9 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. The estimated aggregate amortization expense for the years ending December 31, 2003 through 2007 is approximately $24 million per year.

The carrying value of goodwill decreased $128.5 million from December 31, 2002 to March 31, 2003 due to the reclassification of the goodwill related to Valero's investment in Valero L.P. as a result of Valero ceasing consolidation of Valero L.P., as discussed in Note 3.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

6.   CAPITAL LEASE OBLIGATIONS

On February 28, 2003, Valero exercised its option to purchase the East Plant of the Corpus Christi Refinery and related refined product logistics business, which have been operated by Valero since June 1, 2001 under its capital leases with El Paso Corporation. In connection with the exercise of the purchase option, the original purchase price for the assets was reduced by approximately $5 million to $289.3 million and the lease payment of approximately $5 million due in the first quarter of 2003 was avoided. No gain or loss was recorded on this transaction.

7.   STOCKHOLDERS' EQUITY

Common Stock Offering
On March 28, 2003, Valero issued 6.3 million shares of its common stock and received net proceeds of $39.75 per share, or $250.2 million. The price to the public was $40.25 per share. These shares were issued under Valero's universal shelf registration statement. The proceeds were used for repayment of borrowings under Valero's revolving bank credit facilities.

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the three months ended March 31, 2003 and 2002, Valero repurchased shares of its common stock under these programs at a cost of $4.3 million and $6.7 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

8.   EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                    2003         2002
                                                                    ----         ----
  Earnings (Loss) per Common Share:
   Net income (loss) applicable to common shares.............    $ 170.4      $ (38.6)
                                                                   =====         ====

   Weighted-average common shares outstanding................      107.7        105.0
                                                                   =====        =====

   Earnings (loss) per common share..........................    $  1.58      $ (0.37)
                                                                    ====         ====

  Earnings (Loss) per Common Share - Assuming Dilution:
   Net income (loss) available to common equivalent shares...    $ 170.4      $ (38.6)
                                                                   =====         ====

   Weighted-average common shares outstanding................      107.7        105.0
   Effect of dilutive securities:
     Stock options...........................................        2.9            -
     Performance awards and other benefit plans..............        1.5            -
     PEPS Units..............................................        0.7            -
                                                                   -----        -----
   Weighted-average common equivalent
    shares outstanding.......................................      112.8        105.0
                                                                   =====        =====

   Earnings (loss) per common share - assuming dilution......    $  1.51      $ (0.37)
                                                                    ====         ====

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

9.   STATEMENTS OF CASH FLOWS

In order to determine net cash provided by (used in) operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2003              2002
                                                                 ----              ----
     Decrease (increase) in current assets:
        Restricted cash..................................     $   0.4          $   (7.5)
        Receivables, net.................................      (129.0)           (260.3)
        Inventories......................................      (153.9)            (12.9)
        Income taxes receivable..........................           -             112.9
        Prepaid expenses and other current assets........       (26.8)              3.5
     Increase (decrease) in current liabilities:
        Accounts payable.................................       388.3             161.5
        Accrued expenses.................................        11.9            (206.6)
        Taxes other than income taxes....................        40.3              19.7
        Income taxes payable.............................         3.8                 -
                                                                -----             -----
     Changes in current assets and current liabilities...     $ 135.0          $ (189.7)
                                                                =====             =====

These changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons. The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt, current portion of long-term debt and capital lease obligations. Also, certain noncash investing activities discussed below are excluded from the table above. In addition, certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the three months ended March 31, 2003 included:
     o the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143 and
     o    adjustments   to   property,   plant   and   equipment,    accumulated
          depreciation, and certain current and noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero's investment in Valero L.P. effective March 18, 2003.

Noncash investing activities for the three months ended March 31, 2002 included:
     o the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and
     o various adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to Valero's acquisitions in 2001 of UDS, Huntway Refining Company and El Paso
          Corporation's Corpus Christi, Texas refinery and related product logistics business.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Cash flows related to interest and income taxes were as follows (in millions):

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                            2003                  2002
                                                            ----                  ----
    Interest paid (net of amount capitalized)..........   $ 31.1                $ 44.2
    Income taxes paid..................................     43.6                   3.1
    Income tax refunds received........................      0.2                  90.1

10. PRICE RISK MANAGEMENT ACTIVITIES

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

Interest Rate Risk
Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements are used to manage Valero's fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt.

Foreign Currency Risk
Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

Current Period Disclosures
The  net  gain   recognized   in  income   representing   the  amount  of  hedge
ineffectiveness was as follows (in millions):

                                              Three Months Ended March 31,
                                              ----------------------------
                                               2003                  2002
                                               ----                  ----
      Fair value hedges...................     $ 3.8               $  1.5
      Cash flow hedges....................       0.7                 14.9

The above amounts were included in cost of sales in the consolidated statements of income. No component of the derivative instruments' gains or losses was excluded from the assessment of hedge

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income (loss) in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in accumulated other comprehensive income as of March 31, 2003 that is expected to be reclassified into income within the next 12 months was $5.5 million. As of March 31, 2003, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 21 months, with the majority of the transactions maturing in less than one year. For the three months ended March 31, 2003 and 2002, there were no amounts reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of cash flow hedge accounting.

11.  SEGMENT INFORMATION

Segment information for Valero's two reportable segments, refining and retail, was as follows (in millions):

                                                        Refining         Retail        Corporate         Total
                                                        --------         ------        ---------         -----
Three months ended March 31, 2003:
Operating revenues from external customers.........     $ 8,208.4      $ 1,484.7          $    -     $ 9,693.1
Intersegment revenues..............................         806.8              -               -         806.8
Operating income (loss)............................         390.7           46.8           (79.4)        358.1

Three months ended March 31, 2002:
Operating revenues from external customers.........       4,418.8        1,170.0               -       5,588.8
Intersegment revenues..............................         544.0              -               -         544.0
Operating income (loss)............................          62.1            3.4           (65.3)          0.2

Total assets by reportable segment have not changed significantly since December 31, 2002.

12.  STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation."

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, no compensation cost has been recognized in the consolidated statements of income for Valero's fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero's fixed stock option plans been determined based on the grant-date fair value of awards for the three months ended March 31, 2003 and 2002 consistent with the method set forth in Statement No. 123, Valero's net income (loss) and earnings
(loss) per common share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2003             2002
                                                                 ----             ----
   Net income (loss), as reported..........................    $ 170.4          $ (38.6)
   Deduct: Compensation expense on
    stock options determined under
    fair value based method for all awards,
    net of related tax effects.............................       (2.4)            (2.9)
                                                                 -----             ----
   Pro forma net income (loss).............................    $ 168.0          $ (41.5)
                                                                 =====             ====

   Earnings (loss) per common share:
    As reported............................................     $ 1.58          $ (0.37)
    Pro forma..............................................     $ 1.56          $ (0.40)

   Earnings (loss) per common share - assuming dilution:
    As reported............................................     $ 1.51          $ (0.37)
    Pro forma..............................................     $ 1.49          $ (0.40)

13. ENVIRONMENTAL MATTERS

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

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities, were as follows (in millions):

                                                            2003         2002
                                                            ----         ----
      Balance as of January 1.......................      $ 222.0     $ 170.8
        Additions to accrual, net...................          2.0         0.4
        Payments, net of third-party recoveries.....         (2.4)       (5.1)
                                                            -----       -----
      Balance as of March 31........................      $ 221.6     $ 166.1
                                                            =====       =====


The increase in the balance of the accrual for environmental matters from March 31, 2002 to March 31, 2003 was due primarily to additional accruals to conform the assessment of environmental liabilities resulting from the UDS Acquisition by utilizing the same time period over which environmental liabilities are determined under Valero's policy.

Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

14.  COMMITMENTS AND CONTINGENCIES

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro Refining and Marketing Company (Tesoro), which totaled approximately $46 million as of March 31, 2003. This lease expires in 2010.

As of March 31, 2003 and December 31, 2002, Valero had various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. These structured lease arrangements provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of March 31, 2003 and December 31, 2002, the maximum residual value guarantee on Valero's structured lease arrangements was approximately $569 million and $541 million, respectively.

Contingent Earn-Out Agreements
In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997 and the Paulsboro Refinery in 1998, the sellers are entitled to receive payments in any of the ten years and five years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. No earn-out payments were made for the three months ended March 31, 2003 and 2002.

Environmental Matters
EPA's Tier II Gasoline and Diesel Standards. The EPA's Tier II gasoline standard, adopted under the Clean Air Act, phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero's refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of about $1 billion will be required between now and 2006 for Valero to meet the new Tier II specifications. This includes approximately $300 million for related projects at two Valero refineries to improve refinery yield and octane balance and to provide hydrogen as part of the process of removing sulfur during the production of gasoline and diesel. Valero expects that such estimates will change as additional engineering analyses are completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include Valero's ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates, both in the U.S. and Canada.

EPA's Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to
Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding, it also has been discussing the possibility of settlement with the EPA regarding

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Houston/Galveston SIP. Valero's Houston and Texas City Refineries are located in the Houston/Galveston area which is classified as "severe nonattainment" for compliance with EPA air-quality standards for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the EPA's ozone standards by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90%. Certain industry and business groups challenged the plan based on technical feasibility of the 90% NOx control and its effectiveness in meeting the ozone standard. In December 2002, the Texas Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative plan requires an 80% reduction in NOx emissions and a 64% reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA scrutiny and approval. Valero's Texas City and Houston Refineries will be required to install NOx and HRVOC control and monitoring equipment and practices by 2007, at a cost estimated by Valero to be approximately $60 million based on the proposed TCEQ approach.

MTBE Restrictions. The presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE poses a possible health risk. As a result of heightened public concern, California passed initiatives to ban the use of MTBE as a gasoline component in California by the end of 2003. The California Air Resources Board's specifications for CARB Phase III gasoline will become effective at the beginning of 2004. Valero estimates that the cost to permit and modify its California refineries to comply with CARB Phase III gasoline specifications and eliminate MTBE as a gasoline component is approximately $60 million. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major non-California MTBE-producing facilities could be modified to produce other octane enhancing products for a capital investment of approximately $35 million. This minimum-investment case assumes a conversion of MTBE-producing facilities to produce iso-octene, a high-octane low-vapor-pressure gasoline blending component. Valero will also evaluate alternative conversion cases that may involve higher capital commitments, but will be justified on the basis of improved operating income.

Litigation
Unocal
In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In 2001, the Federal Trade Commission began an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Unocal was  prosecuting  its  patents at the U.S.  Patent and  Trademark  Office
(PTO). On March 4, 2003, the FTC announced that it was filing a complaint against Unocal for antitrust violations. The FTC's complaint seeks an injunction against any future patent enforcement activity by Unocal. This matter is set for trial beginning in November 2003. Each of the '393 and '126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents. Unocal's patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, there can be no assurance that Valero will prevail, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero is a defendant in various cases alleging MTBE contamination in groundwater in New York and California. The plaintiffs generally allege that refiners and manufacturers of gasoline containing MTBE are liable for manufacturing a defective product. In California, the lawsuits have been filed by local water providers, including the City of Santa Monica, the City of Dinuba, Fruitridge Vista Water Company and the Orange County Water District. In New York, a lawsuit has been filed by the Suffolk County Water Authority. These cases are primarily based on a product liability/product defect theory and seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes it is unlikely that the final outcome of any one of these suits filed by local water providers would have a material adverse effect on its results of operations or financial position, but that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

Other Claims
Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial position or liquidity.

15.  SUBSEQUENT EVENTS

Plan to Divest of Heating Oil Business
On April 8, 2003, Valero announced a plan to divest its home heating oil businesses in the areas of New England and Southern Ontario, Canada. Valero will retain its home heating oil business in the areas of Northern and Eastern Ontario and the Atlantic provinces. The decision to divest was based on Valero's ongoing efforts to improve efficiency in its operations and to concentrate its home heating oil business operations in regions closer to Valero's Quebec Refinery where they are more highly integrated with Valero's other business activities. No loss is expected to be incurred on the disposition.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Exercise of Overallotment Option
On April 11, 2003,  the  underwriters  of the common unit offering  discussed in
Note 3 elected to exercise their option to purchase 581,000 additional common units of Valero L.P. On April 16, 2003, Valero L.P. closed on the exercise of the overallotment option which reduced Valero's ownership of Valero L.P. from 49.5% to 48.2%.

Cash Dividends
On April 24, 2003, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable June 11, 2003 to holders of record at the close of business on May 27, 2003.

Proposed Acquisition of Orion Refinery
On May 14, 2003, Valero announced that it had entered into an agreement to purchase Orion Refining Corporation's (Orion) refinery located in St. Charles Parish, Louisiana, approximately 15 miles west of New Orleans. The refinery has a total throughput capacity of approximately 185,000 barrels per day (bpd) and a crude oil capacity of approximately 155,000 bpd. Approximately 74% of the refinery's product slate is composed of gasoline, distillate and other light products. The purchase price for the refinery is $400 million, plus approximately $100 million for working capital, payable in the form of $250 million of mandatory convertible preferred stock and the balance in cash. The convertible preferred stock will have a stated value of $25.00 per share and will automatically convert to Valero common stock in three years.

The purchase agreement for the refinery also provides for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

The acquisition has been approved by the board of directors of both Valero and Orion. However, because Orion filed for bankruptcy on May 13, 2003, Orion's sale of the refinery requires the approval of the bankruptcy court. Orion has petitioned the court for an expedited sales process and if granted, the transaction, which has already received Federal Trade Commission approval, is expected to close during the second quarter of 2003, unless a higher and better bid is received, in which case a break-up fee payable to Valero could apply.

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

Valero's forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

     o acts of terrorism aimed at either Valero's facilities or other facilities that could impair Valero's ability to produce and/or transport refined products or receive foreign feedstocks;
     o political conditions in crude oil producing regions, including the Middle East and South America;
     o the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
     o    the domestic and foreign supplies of crude oil and other feedstocks;
     o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
     o    the level of consumer demand, including seasonal fluctuations;
     o    refinery overcapacity or undercapacity;
     o the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
     o environmental and other regulations at both the state and federal levels and in foreign countries;
     o    the level of foreign imports of refined products;
     o accidents or other unscheduled shutdowns affecting Valero's refineries, machinery, pipelines or equipment, or those of Valero's suppliers or customers;

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

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

                                 Financial Highlights (millions of dollars, except per share amounts)

                                                                           Three Months Ended March 31,
                                                                  ---------------------------------------------
                                                                      2003             2002             Change
                                                                      ----             ----             ------
Operating revenues...........................................      $ 9,693.1        $ 5,588.8         $ 4,104.3
Cost of sales................................................       (8,582.7)        (4,944.9)         (3,637.8)
Refining operating expenses..................................         (389.2)          (307.2)            (82.0)
Retail selling expenses......................................         (171.2)          (163.9)             (7.3)
Administrative expenses......................................          (74.8)           (58.3)            (16.5)
Depreciation and amortization expense:
  Refining...................................................         (100.0)           (97.4)             (2.6)
  Retail.....................................................          (12.5)            (9.9)             (2.6)
  Administrative.............................................           (4.6)            (7.0)              2.4
                                                                     -------          -------           -------
Operating income.............................................          358.1              0.2             357.9
Equity in earnings of Valero L.P. (a)........................            1.5                -               1.5
Other income,  net...........................................            0.3              2.8              (2.5)
Interest and debt expense, net...............................          (75.1)           (54.6)            (20.5)
Minority interest in net income of Valero L.P. (a)...........           (2.4)            (2.6)              0.2
Distributions on preferred securities of
  subsidiary trusts..........................................           (7.5)            (7.5)              -
Income tax benefit (expense).................................         (104.5)            23.1            (127.6)
                                                                     -------          -------           -------
Net income (loss)............................................      $   170.4        $   (38.6)        $   209.0
                                                                     =======          =======           =======
Earnings (loss) per common share -
  assuming dilution..........................................         $ 1.51          $ (0.37)           $ 1.88

Earnings before interest, taxes, depreciation
  and amortization (EBITDA) (b)..............................        $ 468.7          $ 107.2           $ 361.5

Ratio of EBITDA to interest incurred (c).....................            5.9x             1.8x              4.1x

-------------------------------------------------------------------------------
The following notes relate to references on pages 25 through 28.
(a) On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(b) A reconciliation of the amounts used for the calculation of EBITDA is included in "Results of Operations - Corporate Expenses and Other."
(c) The ratio of EBITDA to interest incurred is a non-GAAP measure and is calculated by dividing EBITDA by interest and debt expense incurred as reflected in the consolidated statements of income.
(d) Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(e) The Gulf Coast refining region includes the Corpus Christi, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(f) The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt's Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero's operations and profitability.
(g) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)

                                                                           Three Months Ended March 31,
                                                                      ----------------------------------------
                                                                      2003               2002           Change
                                                                      ----               ----           ------
Refining:
Operating income.............................................       $ 390.7            $ 62.1          $ 328.6
Throughput volumes (thousand barrels per day)................         1,702             1,523              179
Throughput margin per barrel (d).............................        $ 5.75            $ 3.40           $ 2.35
Operating costs per barrel:
   Refining operating expenses...............................        $ 2.54            $ 2.24           $ 0.30
   Depreciation and amortization.............................          0.66              0.71            (0.05)
                                                                       ----              ----            ------
     Total operating costs per barrel........................        $ 3.20            $ 2.95           $ 0.25
                                                                       ====              ====             ====

Charges:
   Crude oils:
     Sour....................................................            46%               46%               -%
     Sweet...................................................            35                33                2
                                                                       ----              ----              ---
       Total crude oils......................................            81                79                2
   Residual fuel oil.........................................             4                 5               (1)
   Other feedstocks and blendstocks..........................            15                16               (1)
                                                                       ----              ----              ---
     Total charges...........................................           100%              100%               -%
                                                                        ===               ===              ===
Yields:
   Gasolines and blendstocks.................................            53%               54%              (1)%
   Distillates...............................................            29                26                3
   Petrochemicals............................................             3                 3                -
   Lubes and asphalts........................................             4                 4                -
   Other products............................................            11                13               (2)
                                                                        ---               ---              ---
     Total yields............................................           100%              100%               -%
                                                                        ===               ===              ===
Retail - U.S.:
Operating income (loss)......................................         $ 7.5           $ (19.3)          $ 26.8
Company-operated fuel sites (average)........................         1,248             1,413             (165)
Fuel volumes (gallons per day per site)......................         4,272             4,521             (249)
Fuel margin per gallon.......................................       $ 0.121           $ 0.053          $ 0.068
Merchandise sales............................................       $ 214.8           $ 248.2          $ (33.4)
Merchandise margin (percentage of sales).....................          28.7%             26.3%             2.4%
Margin on miscellaneous sales................................        $ 21.8            $ 16.2            $ 5.6
Retail selling expenses......................................       $ 126.5           $ 125.1            $ 1.4

Retail - Northeast:
Operating income.............................................        $ 39.3            $ 22.7           $ 16.6
Fuel volumes (thousand gallons per day)......................         3,706             3,328              378
Fuel margin per gallon.......................................       $ 0.237           $ 0.188          $ 0.049
Merchandise sales............................................        $ 24.4            $ 20.6            $ 3.8
Merchandise margin (percentage of sales).....................          21.5%             22.3%            (0.8)%
Margin on miscellaneous sales................................         $ 4.7             $ 4.1            $ 0.6
Retail selling expenses......................................        $ 44.7            $ 38.8            $ 5.9

                   Refining Operating Highlights by Region (e)

                                                                           Three Months Ended March 31,
                                                                      ----------------------------------------
                                                                      2003             2002             Change
                                                                      ----             ----             ------
Gulf Coast:
Operating income (loss).......................................     $ 135.9            $ (1.9)          $ 137.8
Throughput volumes (thousand barrels per day).................         765               630               135
Throughput margin per barrel (d)..............................      $ 5.39            $ 3.13            $ 2.26
Operating costs per barrel:
   Refining operating expenses................................      $ 2.75            $ 2.31            $ 0.44
   Depreciation and amortization..............................        0.67              0.86             (0.19)
                                                                      ----              ----              ----
     Total operating costs per barrel.........................      $ 3.42            $ 3.17            $ 0.25
                                                                      ====              ====              ====

Mid-Continent:
Operating income..............................................      $ 39.5            $ 10.6            $ 28.9
Throughput volumes (thousand barrels per day).................         256               244                12
Throughput margin per barrel (d)..............................      $ 4.96            $ 3.40            $ 1.56
Operating costs per barrel:
   Refining operating expenses................................      $ 2.63            $ 2.35            $ 0.28
   Depreciation and amortization..............................        0.61              0.57              0.04
                                                                      ----              ----              ----
     Total operating costs per barrel.........................      $ 3.24            $ 2.92            $ 0.32
                                                                      ====              ====              ====

Northeast:
Operating income..............................................     $ 119.2             $ 2.8           $ 116.4
Throughput volumes (thousand barrels per day).................         368               356                12
Throughput margin per barrel (d)..............................      $ 5.68            $ 2.07            $ 3.61
Operating costs per barrel:
   Refining operating expenses................................      $ 1.58            $ 1.50            $ 0.08
   Depreciation and amortization..............................        0.50              0.50                 -
                                                                      ----              ----              ----
     Total operating costs per barrel.........................      $ 2.08            $ 2.00            $ 0.08
                                                                      ====              ====              ====

West Coast:
Operating income..............................................      $ 96.1            $ 50.6            $ 45.5
Throughput volumes (thousand barrels per day).................         313               293                20
Throughput margin per barrel (d)..............................      $ 7.34            $ 5.56            $ 1.78
Operating costs per barrel:
   Refining operating expenses................................      $ 3.09            $ 2.90            $ 0.19
   Depreciation and amortization..............................        0.83              0.75              0.08
                                                                      ----              ----              ----
     Total operating costs per barrel.........................      $ 3.92            $ 3.65            $ 0.27
                                                                      ====              ====              ====


   Average Market Reference Prices and Differentials (dollars per barrel) (f)

                                                                           Three Months Ended March 31,
                                                                      ----------------------------------------
                                                                      2003             2002             Change
                                                                      ----             ----             ------
Feedstocks:
  West Texas Intermediate (WTI) crude oil.....................      $ 34.07           $ 21.53          $ 12.54
  WTI less sour crude oil at U.S. Gulf Coast (g)..............       $ 3.28            $ 2.59           $ 0.69
  WTI less Alaska North Slope (ANS) crude oil.................       $ 0.82            $ 1.76          $ (0.94)

Products:
  U.S. Gulf Coast:
     Conventional 87 gasoline less WTI........................       $ 5.81            $ 3.48           $ 2.33
     No. 2 fuel oil less WTI..................................       $ 5.20            $ 1.34           $ 3.86
     Propylene less WTI.......................................       $ 1.93            $ 0.85           $ 1.08
  U.S. Mid-Continent:
     Conventional 87 gasoline less WTI .......................       $ 6.13            $ 4.51           $ 1.62
     Low-sulfur diesel less WTI...............................       $ 6.04            $ 2.58           $ 3.46
  U.S. Northeast:
     Conventional 87 gasoline less WTI........................       $ 5.50            $ 3.47           $ 2.03
     No. 2 fuel oil less WTI..................................       $ 8.10            $ 2.39           $ 5.71
     Lube oils less WTI.......................................      $ 19.02           $ 17.40           $ 1.62
  U.S. West Coast:
     CARB 87 gasoline less ANS................................      $ 14.37           $ 11.27           $ 3.10
     Low-sulfur diesel less ANS...............................       $ 7.15            $ 5.27           $ 1.88

General

Valero's net income for the three months ended March 31, 2003 was $170.4 million, or $1.51 per share, compared to a net loss of $38.6 million, or $0.37 per share, for the three months ended March 31, 2002.

Operating revenues increased 73% for the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $357.9 million from the first quarter of 2002 to the first quarter of 2003 due to a $328.6 million increase in the refining segment and a $43.4 million increase in the retail segment, partially offset by a $14.1 million increase in administrative expenses.

Refining

Operating income for Valero's refining segment increased from $62.1 million for the first quarter of 2002 to $390.7 million for the first quarter of 2003, resulting primarily from an increase in refining throughput margin of $2.35 per barrel, or 69%. The increase in throughput margin was due to the following factors:
     o Refined product inventories declined sharply during the first quarter of 2003 as a result of the oil workers' strike in Venezuela, which caused many refiners to reduce production due to uneconomic operating conditions. In addition to the strike, the refining industry experienced one of the heaviest maintenance turnaround periods in recent history, which contributed to low refinery utilization rates and lower production of refined products. Continued strong product demand, especially in the Northeast due to the colder winter weather, also contributed to lower refined product inventories.
     o Average gasoline margins increased more than 40% across Valero's refining system as inventories declined and demand remained strong. Distillate margins also increased due primarily to the colder winter weather in the Northeast and fuel switching demand caused by high natural gas prices.
     o Refinery throughput volumes increased for the first quarter of 2003 compared to the first quarter of 2002 for all of Valero's refining regions despite reduced production in January 2003. During the first quarter of 2002, seven of Valero's twelve refineries were affected by scheduled turnaround activities and production at several refineries was cut by as much as 25% due to uneconomic operating conditions in January and February of 2002.

Refining operating expenses were 27% higher for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due primarily to higher energy costs and, to a lesser extent, increases in variable compensation, maintenance, insurance and ad valorem taxes. However, due to an increase in throughput volumes, the operating cost increase on a per barrel basis was 13%, or $0.30, between the periods.

Retail

Retail operating income was $46.8 million for the quarter ended March 31, 2003 compared to $3.4 million for the quarter ended March 31, 2002. The increase in retail operating income was primarily related to higher retail fuel margins in both the U.S. and Northeast retail systems.

Corporate Expenses and Other

Administrative expenses increased $16.5 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The increase was due mainly to the recognition of variable compensation expense of approximately $11 million in 2003 in anticipation of the payment of year-end bonuses for 2003. No variable compensation expense was recognized during the first quarter of 2002 because Valero reported a net loss for the period.

Equity in earnings of Valero L.P. represents Valero's equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P.

Other income, net decreased $2.5 million. The decrease was due mainly to the recognition of an asset retirement obligation of $4.2 million as required by FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which Valero adopted effective January 1, 2003, partially offset by $2.5 million of interest income on the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business in the second quarter of 2002.

Net interest and debt expense increased $20.5 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due mainly to the issuance of approximately $2 billion of fixed-rate debt during 2002 at an average rate of approximately 7%, which replaced a majority of the floating-rate debt outstanding as of March 31, 2002. The effect of the increased interest rates was partially offset by lower average borrowings in the first quarter of 2003 and certain new interest rate swap agreements which reduced interest expense by $2.8 million for the first quarter of 2003.

Income tax expense increased $127.6 million from the first quarter of 2002 to the first quarter of 2003 mainly as a result of higher operating income.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2003                2002
                                                      ----                ----
Net income (loss)................................   $ 170.4            $ (38.6)
Income tax expense (benefit).....................     104.5              (23.1)
Depreciation and amortization expense............     117.1              114.3
Interest and debt expense, net...................      75.1               54.6
Other amortizations..............................       1.6                  -
                                                      -----              -----
  EBITDA.........................................   $ 468.7            $ 107.2
                                                      =====              =====

Valero's rationale for using the financial measure of EBITDA, which is not defined under United States generally accepted accounting principles, is discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002.

OUTLOOK

The refining and marketing industry has been and continues to be volatile and highly competitive. As a result of the historic volatility of refining and retail margins and the fact that they are affected by numerous factors, it is difficult to predict future margin levels.

At the end of the first quarter of 2003, gasoline and distillate inventories were lower than year-ago levels and five-year average levels due to various factors, including the Venezuelan oil workers' strike, a significant number of industry-wide maintenance turnarounds in the first quarter, cold weather experienced in late winter in the northeastern part of the United States, and fuel switching due to high natural gas prices. These low inventories resulted in a strong margin environment during the second half of the first quarter of 2003 and through April 2003. In addition, the strong distillate demand that existed in the first quarter of 2003 has continued thus far in the second quarter, due mainly to continued fuel switching caused by high natural gas prices despite the end of colder winter weather. Gasoline demand is also expected to remain strong as pump prices have recently declined and many people are choosing to drive rather than fly for shorter trips. Sour crude oil discounts widened early in the second quarter of 2003; however, the loss of Iraqi sour crude oil from the world market and lower OPEC sour crude oil output have caused sour crude oil discounts to recently narrow. Valero expects these discounts to widen as more sour crude oil, particularly from Iraq, returns to the market over the next few months.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2003 and 2002
Net cash provided by operating activities was $503.2 million during the first quarter of 2003 compared to net cash used in operating activities of $178.8 million during the first quarter of 2002. The $682.0 million favorable change in cash generated from operating activities was due primarily to:
o The significant increase in operating income for the reasons discussed above under "Results of Operations" and
o $135.0 million of cash generated from changes in working capital during the first quarter of 2003 while $189.7 million was required for working capital purposes during the first quarter of 2002, the detail for which is reflected in Note 9 of Notes to Consolidated Financial Statements for both periods.

The favorable change in working capital in the first quarter of 2003 was attributable to an increase in accounts payable resulting from increased inventory volumes and an increase in commodity prices from December 2002 to March 2003. The increase in accounts payable was offset to a large extent by increases in receivables and inventories for the same reasons. The net cash generated from operating activities combined with approximately $250 million of proceeds from the issuance of common stock in March 2003, $350 million of proceeds from the sale of certain assets to Valero L.P. as discussed in Note 3 of Notes to Consolidated Financial Statements, $137 million resulting from the redemption of Valero L.P. common units held by Valero which was funded with a portion of the proceeds from a $250 million debt offering by Valero L.P., and $30.5 million of proceeds from the issuance of common stock related to Valero's benefit plans were used to:
     o    repay  debt  and  capital  lease  obligations  of  approximately  $700 million,
     o fund capital investments of $155.2 million and acquisitions of $15.1 million, and
     o    pay  common  stock  dividends.
In addition, Valero's cash balance increased by $362.0 million from December 31, 2002 to March 31, 2003.

As discussed above, net cash used in operating activities during the first quarter of 2002 was $178.8 million, of which $189.7 million was required for working capital purposes, largely resulting from a net increase in receivables and accounts payable attributable to an increase in commodity prices from December 2001 to March 2002. In addition, accrued expenses decreased $206.6 million resulting mainly from payments of change-in-control benefits to former UDS employees and employee bonuses. These working capital requirements were partially offset by a reduction in income taxes receivable of $112.9 million. During the quarter ended March 31, 2002, Valero received $300.9 million of proceeds as a result of the liquidation of Valero's investment in the Diamond-Koch joint venture. These proceeds, combined with bank borrowings and borrowings under Valero's $1.5 billion bridge loan, the utilization of excess cash, and proceeds from issuances of common stock related to Valero's benefit plans, were used to:
     o fund the $2.1 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
     o fund capital expenditures of $193.4 million and deferred turnaround and catalyst costs of $77.4 million,
     o    fund  $86.0  million of net cash  flows  related  to the Golden  Eagle
          Business,
     o    provide cash required for operating activities as discussed above,
     o    repurchase shares of Valero common stock, and
     o    pay common stock dividends.

Capital Investments
During the three months ended March 31, 2003, Valero expended $127.9 million related to capital expenditures and $27.3 million related to deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2003 included $44.2 million for construction of new gasoline desulfurization units at the Texas City, Paulsboro and Corpus Christi Refineries in response to new low-sulfur regulations.

In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997 and the Paulsboro Refinery in 1998, the sellers are entitled to receive payments in any of the ten years and five years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. Based on actual margin levels through April 2003 and estimated margin levels through mid-September 2003, earn-out payments of approximately $35 million and $20 million, respectively, would be due to the sellers during 2003.

For 2003,  Valero  expects  to incur  approximately  $1.1  billion  for  capital investments, including approximately $1 billion for capital expenditures (approximately $500 million of which is for environmental projects) and approximately  $100 million for deferred  turnaround  and  catalyst  costs.  The capital expenditure estimate excludes approximately $150 million and $60 million, respectively, related to a coker facility at the Texas City Refinery and the planned expansion of the former UDS headquarters facility, which will be Valero's new corporate headquarters. The coker and headquarters facilities are being funded through structured lease arrangements. The capital expenditure estimate also excludes anticipated expenditures of approximately $55 million related to the earn-out contingency agreements discussed above, the funding of a proposed crude oil pipeline construction project through a joint venture with El Paso Energy Partners L.P. of approximately $110 million, and the purchase of one of Valero's current headquarters buildings in April 2003 for approximately $23 million that was previously under a structured lease arrangement. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
Valero's contractual obligations include obligations for long-term debt, operating leases, purchase obligations and company-obligated preferred securities of subsidiary trusts. There have been no significant changes in the terms of Valero's contractual obligations during the quarter ended March 31, 2003. None of Valero's agreements have rating agency triggers that would require Valero to post additional collateral. However, in the event of a downgrade by the rating agencies, borrowings under some of Valero's bank credit facilities, structured leases and other arrangements would become more expensive. On March 6, 2003, Moody's Investors' Service downgraded its rating of Valero's senior unsecured debt to Baa3 with a stable outlook from Baa2 with a negative outlook. The reduction was attributed to high debt levels, expectations regarding the sustainability of refining margins, and Valero's aggressive growth strategy. On March 10, 2003, Standard & Poor's Ratings Services reaffirmed its rating on Valero's senior unsecured debt at BBB with a negative outlook.

Valero's company-obligated preferred securities of subsidiary trusts include $172.5 million of 7 3/4% Premium Equity Participating Security Units (PEPS Units) (6.9 million units at $25.00 per unit). In August 2003, pursuant to the purchase contract that is part of each PEPS Unit, the holders of PEPS Units will be obligated to purchase shares of common stock from Valero for $25 per purchase contract, which will result in the receipt of $172.5 million of cash by Valero in exchange for the issuance of common stock at a price based on a 20-day trading period. Holders of PEPS Units may settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. The distribution rate on the trust preferred securities will be reset on August 18, 2003 based on the price for which the trust preferred securities are remarketed.

Other Commercial Commitments
As of March 31, 2003, Valero's committed lines of credit included (in millions):

                                                Borrowing
                                                 Capacity           Expiration
                                                 --------           ----------
     364-day revolving credit facility......        $ 750.0       November 2003
     5-year revolving credit facility.......        $ 750.0       December 2006
     Canadian revolving credit facility.....    Cdn $ 115.0         July 2005

Under Valero's revolving bank credit facilities, Valero's debt-to-capitalization ratio (net of cash) was approximately 41% as of March 31, 2003. For purposes of this computation, 50% of the $200 million of 8.32% Trust Originated Preferred Securities assumed in the UDS Acquisition and 20% of the $172.5 million of aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units were included as debt.

As of March 31, 2003, Valero had $167.1 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $168.4 million of letters of credit outstanding under its committed facilities and Cdn. $6.4 million of letters of credit outstanding under its Canadian facility.

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

Valero L.P.
Effective March 18, 2003, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million (including $2.9 million representing the redemption of a proportionate amount of Valero's general partner interest), the proceeds of which were used by Valero to reduce bank borrowings. Also on March 18, 2003, Valero received $350 million from the contribution by Valero to Valero L.P. of certain storage tanks and a refined products pipeline system. These transactions are discussed further in Note 3 of Notes to Consolidated Financial Statements.

Environmental Matters
Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters will increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero's environmental matters, see Note 14 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Structured Lease Arrangements
Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. After the initial lease term, the leases may be extended by agreement of the parties. The various structured lease arrangements also permit Valero to sell the leased properties to a third party, in which case the leases provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of March 31, 2003, the maximum residual value guarantee on Valero's structured lease arrangements was approximately $569 million.

Valero uses these structured lease arrangements to provide additional liquidity to fund its ongoing operations. Except for the purchase of one of Valero's current headquarters buildings for approximately $23 million that was subject to a lease that expired in April 2003 and the potential purchase of convenience stores for approximately $215 million under leases which expire in July and December 2003, Valero believes that it is not reasonably likely that it will purchase these leased assets at any time during their lease terms and would likely renew, to the extent that it can, the leases for such assets under similar arrangements. Note 2 of Notes to Consolidated Financial Statements contains a discussion of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro, which totaled approximately $46 million as of March 31, 2003. This lease expires in 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero's critical accounting policies were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002. The following summary provides further information about changes in Valero's critical accounting policies.

Asset Retirement Obligations
Effective January 1, 2003, Valero adopted Statement No. 143, "Accounting for Asset Retirement Obligations," which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The provisions of Statement No. 143 apply to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. An entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective. However, Valero believes it has adequately accrued for its asset retirement obligations. See
Note 2 of Notes to Consolidated Financial Statements for an explanation of the effect of Valero's adoption of Statement No. 143.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero's derivative commodity instruments as of March 31, 2003 and December 31, 2002 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
     o fair value hedges held to hedge refining inventories and unrecognized firm commitments,
     o cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales,
     o    economic hedges held to:
          o    manage price volatility in refined product inventories, and
          o manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
     o    trading activities held or issued for trading purposes.

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

                                                                      March 31, 2003
                                       -----------------------------------------------------------------------------
                                                      Wtd Avg      Wtd Avg
                                        Contract        Pay        Receive     Contract       Fair         Gain
                                         Volumes       Price        Price        Value        Value       (Loss)
                                         -------       -----        -----        -----        -----        ----
Fair Value Hedges:
Futures - long:
  2003(crude oil and refined products)    26,686      $ 33.64        N/A     $   897.6   $    861.0    $  (36.6)
Futures - short:
  2003(crude oil and refined products)    34,910          N/A      $ 34.46     1,203.0      1,133.4        69.6

Cash Flow Hedges:
Swaps - long:
  2003(crude oil and refined products)    40,305        27.41        27.22         N/A         (7.6)       (7.6)
Swaps - short:
  2003(crude oil and refined products)    40,405        31.49        31.80         N/A         12.7        12.7
Futures - long:
  2003(crude oil and refined products)    25,456        31.93          N/A       812.9        797.6       (15.3)
  2004(crude oil and refined products)        17        30.21          N/A         0.5          0.5           -
Futures - short:
  2003(crude oil and refined products)    22,653          N/A        32.80       742.9        727.6        15.3
  2004(crude oil and refined products)         2          N/A        29.23         0.1          0.1           -

Economic Hedges:
Swaps - long:
  2003(crude oil and refined products      4,901        10.81        10.20         N/A         (3.0)       (3.0)
Swaps - short:
  2003(crude oil and refined products)    20,346         4.76         4.84         N/A          1.6         1.6
Futures - long:
  2003(crude oil and refined products)    12,663        33.43          N/A       423.3        394.4       (28.9)
Futures - short:
  2003(crude oil and refined products)    15,809          N/A        33.30       526.5        493.7        32.8
Options - long:
  2003(crude oil and refined products)     7,065         5.23          N/A        (2.5)        (1.7)        0.8
Options - short:
  2003(crude oil and refined products)     5,550          N/A         2.58         1.3          1.2         0.1

Trading Activities:
Swaps - long:
  2003 (crude oil and refined products)   10,025         7.94         7.73         N/A         (2.1)       (2.1)
  2004 (crude oil and refined products)      450         2.91         3.12         N/A          0.1         0.1
Swaps - short:
  2003 (crude oil and refined products)   11,815         7.27         7.34         N/A          0.7         0.7
  2004 (crude oil and refined products)      975         4.21         4.11         N/A         (0.1)       (0.1)
Futures - long:
  2003 (crude oil and refined products)   19,420        32.58          N/A       632.7        610.5       (22.2)
  2004 (crude oil and refined products)        6        25.15          N/A         0.2          0.2           -
  2003 (natural gas)                         250         5.08          N/A         1.3          1.3           -
Futures - short:
  2003 (crude oil and refined products)   20,618          N/A        32.45       669.0        657.2        11.8
  2004 (crude oil and refined products)        6          N/A        28.10         0.2          0.2           -
  2003 (natural gas)                         390          N/A         4.99         1.9          2.0        (0.1)
Options - long:
  2003 (crude oil and refined products)      900         0.76          N/A        (0.1)         1.2         1.3
Options - short:
  2003 (crude oil and refined products)    1,245          N/A         5.38        (2.0)        (0.4)       (1.6)



                                                                    December 31, 2002
                                       -----------------------------------------------------------------------------
                                                      Wtd Avg      Wtd Avg
                                        Contract        Pay        Receive     Contract       Fair         Gain
                                         Volumes       Price        Price        Value        Value       (Loss)
                                         -------       -----        -----        -----        -----        ----
Fair Value Hedges:
Futures - long:
  2003 (crude oil and refined products)   13,290      $ 31.23          N/A      $ 415.0     $ 426.8        $ 11.8
Futures - short:
  2003 (crude oil and refined products)   15,070          N/A      $ 30.85        464.9       492.3         (27.4)

Cash Flow Hedges:
Swaps - long:
  2003 (crude oil and refined products)   26,820        26.45        26.98          N/A        14.4          14.4
Swaps - short:
  2003 (crude oil and refined products)   26,520        31.27        30.58          N/A       (18.1)        (18.1)
Futures - long:
  2003 (crude oil and refined products)   16,556        30.22          N/A        500.4       516.6          16.2
Futures - short:
  2003 (crude oil and refined products)   13,599          N/A        29.02        394.7       424.9         (30.2)

Economic Hedges:
Swaps - long:
  2003 (crude oil and refined products)    4,716         1.19         0.81          N/A        (1.8)         (1.8)
Swaps - short:
  2003 (crude oil and refined products)   21,651         3.00         3.18          N/A         3.8           3.8
Futures - long:
  2003 (crude oil and refined products)   20,161        33.31          N/A        671.5       687.8          16.3
Futures - short:
  2003 (crude oil and refined products)   20,178          N/A        32.21        649.9       675.8         (25.9)
Options - long:
  2003 (crude oil and refined products)    5,414         3.73          N/A         (0.4)       (0.5)         (0.1)
Options - short:
  2003 (crude oil and refined products)    3,800          N/A         3.50         (0.9)       (0.9)            -

Trading Activities:
Swaps - long:
  2003 (crude oil and refined products)    6,150         8.83         9.63          N/A         4.9           4.9
  2004 (crude oil and refined products)      450         2.91         3.03          N/A         0.1           0.1
Swaps - short:
  2003 (crude oil and refined products)   10,900         7.21         6.70          N/A        (5.6)         (5.6)
  2004 (crude oil and refined products)      300         4.03         3.75          N/A        (0.1)         (0.1)
Futures - long:
  2003 (crude oil and refined products)    8,866        30.80          N/A        273.0       286.1          13.1
  2003 (natural gas)                         950         4.78          N/A          4.5         4.4          (0.1)
Futures - short:
  2003 (crude oil and refined products)    7,524          N/A        29.85        224.6       244.2         (19.6)
  2003 (natural gas)                         250          N/A         4.42          1.1         1.2          (0.1)
Options - long:
  2003 (crude oil and refined products)    4,332        13.45          N/A         (0.4)        2.1           2.5
  2003 (natural gas)                         400         3.00          N/A            -           -             -
Options - short:
  2003 (crude oil and refined products)    2,564          N/A         5.00         (2.7)        0.6          (3.3)
  2003 (natural gas)                         250          N/A         4.00          0.1         0.2          (0.1)


INTEREST RATE RISK

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

                                                                        March 31, 2003
                                 -------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                       There-                    Fair
                                   2003       2004      2005       2006      2007      after         Total       Value
                                   ----       ----      ----       ----      ----      -----         -----       -----
Long-term Debt:
   Fixed rate...................  $25.4       $1.4     $397.4     $301.4    $351.4    $2,778.5     $3,855.5    $4,194.3
     Average interest rate......    8.3%       5.1%       8.8%       7.4%      6.1%        7.2%         7.2%
   Floating rate................      -          -          -     $350.0         -           -       $350.0      $350.0
     Average interest rate......      -          -          -        1.9%        -           -          1.9%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............   $100.0      $ -        $ -     $125.0    $225.0      $233.5       $683.5        $5.3
     Average pay rate...........      3.3%     4.1%       5.4%       6.1%      6.3%        6.4%         5.7%
     Average receive rate.......      6.4%     6.3%       6.3%       6.3%      6.0%        5.8%         6.0%


                                                                      December 31, 2002
                                 -------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                        There-                     Fair
                                   2003       2004      2005       2006      2007       after         Total        Value
                                   ----       ----      ----       ----      ----       -----         -----        -----
Long-term Debt:
   Fixed rate...................    $30.4     $1.9     $397.9    $302.0     $352.0     $2,885.5     $3,969.7     $4,081.0
     Average interest rate......      8.1%     5.8%       8.8%      7.4%       6.2%         7.2%         7.2%
   Floating rate................   $150.0        -          -    $600.0          -            -       $750.0       $750.0
     Average interest rate......      2.7%       -          -       2.5%         -            -          2.5%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............      $ -      $ -     $150.0    $125.0     $225.0       $100.0       $600.0        $21.6
     Average pay rate...........      3.6%     4.4%       5.4%      6.2%       6.4%         6.0%         5.4%
     Average receive rate.......      6.6%     6.6%       6.6%      6.7%       6.4%         6.9%         6.7%


FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. As of March 31, 2003 and December 31, 2002, these contracts had a fair value of $(5.3) million and $6.1 million, respectively. For the three months ended March 31, 2003, Valero recognized an $11.7 million loss on these contracts, which was offset by a gain of $12.5 million recognized in income from the effect of the exchange rate fluctuation on the hedged asset for the quarter. As of March 31, 2003, $202.5 million of these contracts remain outstanding and mature as follows (in millions):

                      Year Ending             Notional
                      December 31,             Amount
                      ------------             ------
                        2004................   $  37.9
                        2005................      31.7
                        2006................      38.1
                        2007................      94.8
                                                 -----
                        Total...............   $ 202.5
                                                 =====

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

         (b)  Changes in internal controls.

         There have been no significant changes in Valero's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of the certifying officers' certifications pursuant to Rule 13a-14 included with Valero's Form 10-K for the year ended December 31, 2002.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2002). Since July 2002, Valero has received five Administrative Orders and Notices of Civil Administrative Penalty Assessments in the aggregate amount of $390,300 from the NJDEP. The penalties are for alleged failures to repair certain leak detection points in the refinery within the 15-day regulatory deadline for repairs, and are based on multiple inspections of the refinery by NJDEP during the fourth quarter of 1999 and from the first through the fourth quarter of 2002. The last notice and order from the NJDEP was received by

Valero on March 31, 2003. Valero has asserted certain defenses to the Orders and has taken certain corrective actions with respect to these incidents.

Item 5.  Other Information

Proposed Acquisition of Orion Refinery

On May 14, 2003, Valero announced that it had entered into an agreement to purchase Orion Refining Corporation's (Orion) refinery located in St. Charles Parish, Louisiana, approximately 15 miles west of New Orleans. The refinery has a total throughput capacity of approximately 185,000 barrels per day (bpd) and a crude oil capacity of approximately 155,000 bpd. Approximately 74% of the refinery's product slate is composed of gasoline, distillate and other light products. The purchase price for the refinery is $400 million, plus approximately $100 million for working capital, payable in the form of $250 million of mandatory convertible preferred stock and the balance in cash. The convertible preferred stock will have a stated value of $25.00 per share and will automatically convert to Valero common stock in three years. The conversion ratio for determining the number of shares of Valero common stock to be received upon conversion of the preferred stock will be $25.00 divided by Valero's per share common stock price at conversion, subject to a maximum and minimum. If Valero's common stock price at conversion is less than or equal to the average or "notional" price of Valero's common stock during a 20 trading-day period prior to issuance of the preferred stock, then the conversion ratio will be equal to $25 divided by the notional price. If Valero's common stock price at conversion is greater than 1.35 times the notional price, then the ratio will be equal to $25 divided by the product of 1.35 times the notional price. The preferred holders may convert the preferred stock at any time at the minimum conversion ratio. The preferred stock will have a non-cumulative coupon equal to 2% per annum, paid quarterly.

The purchase agreement for the refinery also provides for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

The acquisition has been approved by the board of directors of both Valero and Orion. However, because Orion filed for bankruptcy on May 13, 2003, Orion's sale of the refinery requires the approval of the bankruptcy court. Orion has petitioned the court for an expedited sales process and if granted, the transaction, which has already received Federal Trade Commission approval, is expected to close during the second quarter of 2003, unless a higher and better bid is received, in which case a break-up fee payable to Valero could apply.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       Exhibit 12.1   Statement of Computation of Ratio of Earnings to Fixed
                      Charges

       Exhibit 99.1 Certification of William E. Greehey under Section 906 of the Sarbanes-Oxley Act of 2002

       Exhibit 99.2 Certification of John D. Gibbons under Section 906 of the Sarbanes-Oxley Act of 2002

  (b)  Reports on Form 8-K.

           (i)  On  February  6,  2003,  Valero  furnished   pursuant  to
  Regulation FD a Current Report on Form 8-K dated February 6, 2003 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the slide presentation made by Valero management to attendees at the Credit Suisse First Boston 2003 Energy Summit. Financial statements were not filed with this report.

           (ii) On March 10, 2003, Valero furnished pursuant to Regulation FD a Current Report on Form 8-K dated March 10, 2003 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the slide presentation made by Valero management to certain analysts. Financial statements were not filed with this report.

           (iii) On March 28, 2003, Valero filed a Current Report on Form 8-K dated March 25, 2003 reporting Item 5 (Other Events) in connection with Valero's execution of an underwriting agreement for the public offering of an aggregate of 6,300,000 shares of Valero's common stock, par value $.01 per share (the "Shares"). The Shares were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration Nos. 333-84820, 333-84820-1 and 333-84820-2) of Valero, VEC Trust III and VEC Trust IV. Financial statements were not filed with this report.

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




Date: May 15, 2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

          /s/ William E. Greehey
         -----------------------
         William E. Greehey
         Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

          /s/ John D. Gibbons
         -----------------------------
         John D. Gibbons
         Executive Vice President and
         Chief Financial Officer