Form 10-Q
period 2003-06-30
VALERO ENERGY CORP/TX
filed 2003-08-14
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


The number of shares of the registrant's only class of common stock, $0.01 par value, outstanding as of July 31, 2003 was 114,384,852.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                         Page
   Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002...........      3

     Consolidated Statements of Income for the Three and Six Months
      Ended June 30, 2003 and 2002...................................................      4

     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2003 and 2002...................................................      5

     Consolidated Statements of Comprehensive Income for the
      Three and Six Months Ended June 30, 2003 and 2002..............................      6

     Notes to Consolidated Financial Statements......................................      7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...........................................................     26

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............     47

   Item 4.  Controls and Procedures..................................................     52

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings........................................................     52

   Item 2.  Changes in Securities and Use of Proceeds................................     53

   Item 4.  Submission of Matters to a Vote of Security Holders......................     54

   Item 6.  Exhibits and Reports on Form 8-K.........................................     54

SIGNATURE............................................................................     56


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                               June 30,       December 31,
                                                                                 2003              2002
                                                                                 ----              ----
                                                                             (Unaudited)
                                    ASSETS
Current assets:
 Cash and temporary cash investments.....................................     $   697.5       $    378.9
 Restricted cash.........................................................          28.9             30.3
 Receivables, net........................................................       1,069.3          1,558.2
 Inventories.............................................................       1,692.2          1,436.1
 Current deferred income tax assets......................................             -             95.3
 Prepaid expenses and other current assets...............................          76.3             37.6
                                                                               --------         --------
   Total current assets..................................................       3,564.2          3,536.4
                                                                               --------         --------

Property, plant and equipment, at cost...................................       8,641.8          8,640.9
Less accumulated depreciation............................................      (1,353.4)        (1,228.9)
                                                                               --------         --------
  Property, plant and equipment, net.....................................       7,288.4          7,412.0
                                                                               --------         --------

Intangible assets, net...................................................         359.3            341.1
Goodwill.................................................................       2,438.0          2,580.0
Investment in Valero L.P.................................................         263.1                -
Deferred charges and other assets, net...................................         554.9            595.7
                                                                               --------         --------
   Total assets..........................................................    $ 14,467.9       $ 14,465.2
                                                                               ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt, current portion of long-term debt and capital lease
   obligations...........................................................    $     41.0       $    476.7
 Accounts payable........................................................       1,826.1          1,825.0
 Accrued expenses........................................................         322.2            294.2
 Taxes other than income taxes...........................................         318.9            368.1
 Income taxes payable....................................................          60.3             42.7
 Current deferred income tax liabilities.................................          29.7                -
                                                                               --------         --------
   Total current liabilities.............................................       2,598.2          3,006.7
                                                                               --------         --------

Long-term debt, less current portion.....................................       4,433.9          4,494.1
                                                                               --------         --------
Deferred income tax liabilities..........................................       1,362.2          1,301.0
                                                                               --------         --------
Other long-term liabilities..............................................         904.3            866.6
                                                                               --------         --------
Commitments and contingencies (Note 15)

Company-obligated preferred securities of subsidiary trusts..............         172.5            372.5
                                                                               --------         --------
Minority interest in Valero L.P..........................................             -            116.0
                                                                               --------         --------

Stockholders' equity:
 Preferred stock, $0.01 par value; 20,000,000 shares authorized;
   none issued...........................................................             -                -
 Common stock, $0.01 par value; 300,000,000 shares authorized;
   114,573,149 and 108,198,992 shares issued ............................           1.1              1.1
 Additional paid-in capital..............................................       3,678.3          3,436.7
 Treasury stock, at cost; 256,116 and 1,061,714 shares...................          (9.6)           (42.0)
 Retained earnings.......................................................       1,190.2            913.6
 Accumulated other comprehensive income (loss)...........................         136.8             (1.1)
                                                                               --------         --------
   Total stockholders' equity............................................       4,996.8          4,308.3
                                                                               --------         --------
   Total liabilities and stockholders' equity............................    $ 14,467.9       $ 14,465.2
                                                                               ========         ========

                 See Notes to Consolidated Financial Statements.


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                               --------                       --------
                                                          2003          2002           2003            2002
                                                          ----          ----           ----            ----

Operating revenues.................................   $ 8,843.8     $ 7,222.6      $ 18,536.9     $ 12,811.4
                                                        -------       -------        --------       --------

Costs and expenses:
 Cost of sales.....................................     7,830.9       6,447.6        16,413.6       11,398.0
 Refining operating expenses.......................       375.7         331.3           764.9          638.5
 Retail selling expenses...........................       171.7         172.4           342.9          336.3
 Administrative expenses...........................        71.4          58.5           146.2          111.3
 Depreciation and amortization expense.............       119.7         112.7           236.8          227.0
                                                        -------       -------        --------       --------
  Total costs and expenses.........................     8,569.4       7,122.5        17,904.4       12,711.1
                                                        -------       -------        --------       --------

Operating income...................................       274.4         100.1           632.5          100.3
Equity in earnings of Valero L.P...................         9.2             -            10.7              -
Other income (expense), net........................        (5.9)          2.1            (5.6)           4.9
Interest and debt expense:
 Incurred..........................................       (68.5)        (76.3)         (147.5)        (136.2)
 Capitalized.......................................         5.3           4.0             9.2            9.3
Minority interest in net income of Valero L.P......           -          (4.0)           (2.4)          (6.6)
Distributions on preferred securities of
 subsidiary trusts.................................        (7.5)         (7.5)          (15.0)         (15.0)
                                                        -------       -------        --------       --------
Income (loss) before income tax expense (benefit)..       207.0          18.4           481.9          (43.3)
Income tax expense (benefit).......................        78.6           7.1           183.1          (16.0)
                                                        -------       -------        --------       --------

Net income (loss)..................................   $   128.4     $    11.3      $    298.8     $    (27.3)
                                                        =======       =======        ========       ========

Earnings (loss) per common share...................      $ 1.12        $ 0.11          $ 2.69        $ (0.26)
 Weighted average common shares outstanding
  (in millions)....................................       114.3         105.8           111.0          105.4

Earnings (loss) per common share
 - assuming dilution...............................      $ 1.08        $ 0.10          $ 2.59        $ (0.26)
 Weighted average common equivalent shares
  outstanding (in millions)........................       118.7         110.6           115.5          105.4

Dividends per common share.........................      $ 0.10        $ 0.10          $ 0.20         $ 0.20

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                      2003                2002
                                                                                      ----                ----
Cash flows from operating activities:
Net income (loss)............................................................     $   298.8          $   (27.3)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization expense....................................         236.8              227.0
    Equity in earnings of Valero L.P.........................................         (10.7)                 -
    Noncash interest expense and other income, net...........................           7.5                2.0
    Minority interest in net income of Valero L.P............................           2.4                6.6
    Distributions from Valero L.P............................................           7.9                  -
    Deferred income tax expense (benefit)....................................         107.9              (45.1)
    Changes in current assets and current liabilities........................         199.4              (79.4)
    Changes in deferred charges and credits and other, net...................        (110.3)             (61.1)
                                                                                    -------            -------
      Net cash provided by operating activities..............................         739.7               22.7
                                                                                    -------            -------

Cash flows from investing activities:
  Capital expenditures.......................................................        (458.5)            (365.4)
  Deferred turnaround and catalyst costs.....................................         (65.4)            (127.5)
  Acquisitions...............................................................         (15.1)                 -
  Proceeds from contribution of assets to Valero L.P.........................         350.0                  -
  Proceeds from liquidation of investment in Diamond-Koch....................             -              300.9
  Proceeds from disposition of the Golden Eagle Business.....................             -              925.0
  Capital expenditures, deferred turnaround costs and other
    cash flows related to the Golden Eagle Business..........................             -             (183.5)
  Earn-out payments in connection with acquisitions..........................         (35.0)             (23.9)
  Disposition of property, plant and equipment...............................          18.9                4.1
  Other investing activities, net............................................          (0.6)              (7.8)
                                                                                    -------            -------
      Net cash provided by (used in) investing activities....................        (205.7)             521.9
                                                                                    -------            -------

Cash flows from financing activities:
  Cash payment to UDS shareholders in connection with
    UDS Acquisition..........................................................             -           (2,055.2)
  Increase (decrease) in short-term debt, net................................        (137.9)             314.7
  Repayment of capital lease obligations.....................................        (289.3)                 -
  Long-term debt borrowings, net of issuance costs...........................       2,434.1            1,851.4
  Long-term debt repayments..................................................      (2,157.5)            (547.1)
  Redemption of company-obligated preferred securities of subsidiary trust...        (200.0)                 -
  Proceeds from the issuance of common units by Valero L.P.,
    net of issuance costs....................................................         200.3                  -
  Cash distributions to minority interest in Valero L.P......................          (3.6)              (6.5)
  Proceeds from the sale of common stock, net of issuance costs..............         250.2                  -
  Issuance of common stock in connection with employee benefit plans.........          38.5               50.0
  Common stock dividends.....................................................         (22.2)             (21.1)
  Purchase of treasury stock.................................................         (19.7)             (44.0)
                                                                                    -------            -------
      Net cash provided by (used in) financing activities....................          92.9             (457.8)
                                                                                    -------            -------
Valero L.P.'s cash balance as of the date (March 18, 2003) that
  Valero ceased consolidation of Valero L.P. (Note 3)........................        (336.1)                 -
                                                                                    -------            -------
Effect of foreign exchange rate changes on cash..............................          27.8                4.7
                                                                                    -------            -------
Net increase in cash and temporary cash investments..........................         318.6               91.5
Cash and temporary cash investments
  at beginning of period.....................................................         378.9              269.4
                                                                                    -------            -------
Cash and temporary cash investments at end of period.........................     $   697.5          $   360.9
                                                                                    =======            =======

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
                                                             2003         2002           2003         2002
                                                             ----         ----           ----         ----

Net income (loss).....................................    $ 128.4       $ 11.3        $ 298.8      $ (27.3)
                                                            -----         ----          -----        -----

Other comprehensive income:
 Foreign currency translation adjustment..............       73.8         39.3          123.9         38.6
                                                            -----         ----          -----        -----

 Net gain on derivative  instruments
  designated and qualifying as cash flow hedges:
     Net gain arising during the period,
      net of income tax expense of
      $5.1, $0.6, $8.7 and $30.2......................        9.4          1.5           16.2         56.0
     Net gain reclassified into income,
      net of income tax expense of
      $0.5, $11.7, $1.2 and $13.6.....................       (0.9)       (21.7)          (2.2)       (25.2)
                                                             ----         ----          -----        -----
 Net gain (loss) on cash flow hedges..................        8.5        (20.2)          14.0         30.8
                                                              ---         ----          -----        -----
Other comprehensive income............................       82.3         19.1          137.9         69.4
                                                             ----         ----          -----        -----

Comprehensive income..................................    $ 210.7       $ 30.4        $ 436.7       $ 42.1
                                                            =====         ====          =====        =====

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES


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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

Revenues for products sold by both the refining and retail segments are recorded upon delivery of the products to their customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided.

Valero evaluates its equity method investments for impairment when there is evidence that it may not be able to recover the carrying amount of its investments or the investee is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of an investment, which is other than a temporary decline, is recognized currently in earnings, and is based on the difference between the estimated current fair value of the investment and its carrying value. As of June 30, 2003, Valero believed that the value of its equity method investments was not impaired.

2.   ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 143

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement established financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

Effective January 1, 2003, Valero adopted Statement No. 143 and recognized an asset retirement obligation of $30.0 million, which is included in other long-term liabilities, and an increase to net property, plant and equipment of $25.8 million. The cumulative effect of implementing Statement No. 143 resulted in a pre-tax loss of $4.2 million, which was included in other income, net versus presentation as a cumulative effect of an accounting change due to immateriality. This asset retirement obligation relates to the removal of underground storage tanks from Valero's retail sites. Valero has also determined that an asset retirement obligation exists related to certain of its refinery assets. However, the fair value of the asset retirement obligation associated with these refinery assets cannot be reasonably estimated since the settlement dates are indeterminate; therefore, no obligation was recorded for these refinery assets. As of June 30, 2003, the changes in Valero's asset retirement obligation were as follows (in millions):

           Balance as of January 1, 2003................   $ 30.0
            Accretion expense...........................      0.9
            Foreign currency translation................      1.9
                                                             ----
           Balance as of June 30, 2003..................   $ 32.8
                                                             ====

The following pro forma financial information summarizes the impact of Statement No. 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002:

                                              As Reported     Pro Forma
                                              -----------     ---------
  Asset retirement obligation:
    Balance as of January 1, 2002.........         $  -        $ 28.2
    Balance as of June 30, 2002...........         $  -        $ 29.1

                                               Three Months Ended                      Six Months Ended
                                                  June 30, 2002                         June 30, 2002
                                                  -------------                         -------------
                                              As Reported     Pro Forma          As Reported       Pro Forma
                                              -----------     ---------          -----------       ---------
    Operating income......................      $ 100.1        $ 99.0            $ 100.3           $ 98.2
    Net income (loss).....................      $  11.3        $ 10.6            $ (27.3)          $(28.6)
    Earnings (loss) per common share......      $  0.11        $ 0.10            $ (0.26)          $(0.27)
    Earnings (loss) per common share
     - assuming dilution..................      $  0.10        $ 0.10            $ (0.26)          $(0.27)

FASB Interpretation No. 45
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in Note 15. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. During the first

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES six months of 2003, the adoption of FIN 45 did not have a material effect on Valero's financial position and results of operations.

FASB Interpretation No. 46
In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of a variable interest entity (VIE) in which an enterprise absorbs a majority of the entity's expected losses and/or receives a majority of the entity's expected residual returns as a result of ownership, contractual or other financial interest in the entity. Prior to the issuance of FIN 46, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

FIN 46 was immediately applicable to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtained an interest after that date. However, for VIE's created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003. Valero has held variable interests in VIE's that were created prior to February 1, 2003, but it has not obtained any variable interests in VIE's during the six months ended June 30, 2003.

Valero had  various  long-term  operating  lease  commitments  that were  funded through structured lease arrangements with non-consolidated third-party entities. These lease agreements provided for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. Prior to June 30, 2003, Valero exercised its purchase option under three such leases, purchasing one of its current headquarters buildings and certain convenience stores as discussed further in Note 15. The remaining leased assets were acquired by a single financial institution which has been deemed not to be a VIE. Accordingly, the provisions of FIN 46 do not apply to these structured lease arrangements.

Valero has investments in 50% or less owned entities (including joint ventures), which are accounted for currently using the equity method of accounting. Under FIN 46, Valero's joint venture interests and its other contractual relationships with the joint ventures represent variable interests in the joint ventures; however, Valero is not the primary beneficiary of any of the joint ventures. As a result, Valero will not consolidate the joint ventures beginning July 1, 2003, but will continue to account for its joint venture interests under the equity method.

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

     o amend the definition of an underlying (for example, a specified interest rate, security price, commodity price, foreign exchange rate, etc.) to conform it to language used in FIN 45 and
     o    amend certain other existing pronouncements.

Valero will adopt the provisions of Statement No. 149 for derivative contracts entered into or modified after June 30, 2003. No impact is expected on Valero's financial position or results of operations as a result of adopting this statement.

FASB Statement No. 150
In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. Statement No. 150 requires three types of financial instruments to be accounted for as liabilities:
     o    mandatorily redeemable financial instruments,
     o obligations to repurchase the issuer's equity shares by transferring assets, and
     o obligations that must or may be settled with shares, the monetary value of which is (a) fixed, (b) tied to a variable such as a market index, or (c) varies inversely with the value of the issuer's shares.
Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Valero does not expect that the adoption of this statement will result in any significant effect on its financial position or results of operations.

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

Subsequent to Valero L.P.'s equity and debt offerings, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million, including $2.9 million representing the redemption of a proportionate amount of Valero's general partner interest. The proceeds from the redemption are reflected as a reduction to Valero's investment in Valero L.P. This redemption, combined with the common unit issuance discussed above, reduced Valero's ownership of Valero L.P. to 49.5%. At the same time, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from 66-2/3% to 58% of Valero L.P.'s outstanding common and subordinated units, excluding the units held by affiliates of Valero. As a result of the issuance and redemption

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of Valero L.P. common units and the partnership agreement changes, effective March 18, 2003, Valero ceased consolidation of Valero L.P. and began using the equity method to account for its investment in Valero L.P.

Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero's Corpus Christi West, Texas City and Benicia Refineries for $200 million. Valero also contributed to Valero L.P. a refined products pipeline system for $150 million. This three-pipeline system connects Valero's Corpus Christi East, Corpus Christi West and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. The contribution of the storage tank assets and the pipeline system resulted in proceeds in excess of the carrying value of the contributed assets of $181.8 million for Valero. Due to Valero's continuing ownership interest in Valero L.P., $90.0 million of this excess was recorded as a reduction to Valero's investment in Valero L.P. and will be amortized over the lives of the contributed assets. The remaining $91.8 million was deferred and recorded in other long-term liabilities and will be amortized over the life of the throughput, handling, terminalling and service agreements, which is approximately 10 years.

No immediate gain was recognized as a result of the transactions discussed above.

Financial information reported by Valero L.P. is summarized below (in millions):

                                                    June 30,     December 31,
                                                      2003           2002
                                                      ----           ----
Balance Sheet Information:
Current assets..................................    $  32.5       $  43.7
Property, plant and equipment, net..............      712.2         349.3
Other long-term assets..........................       31.2          22.5
                                                     ------        ------
    Total assets................................    $ 775.9       $ 415.5
                                                      =====         =====

Current liabilities.............................    $  25.5       $  12.7
Long-term debt..................................      364.8         108.9
                                                      -----         -----
    Total liabilities...........................      390.3         121.6
Partners' equity................................      385.6         293.9
                                                      -----         -----
      Total liabilities and partners' equity....    $ 775.9       $ 415.5
                                                      =====         =====

                                                       Three Months Ended              Six Months Ended
                                                             June 30,                      June 30,
                                                             --------                      --------
                                                      2003           2002           2003              2002
                                                      ----           ----           ----              ----
Income Statement Information:
Revenues...........................                  $ 47.5        $ 30.0         $ 79.4           $  56.1
Operating income...................                    22.3          14.9           36.3              25.6
Net income.........................                    18.1          14.9           30.5              25.4


Publicly held common units of Valero L.P. are traded on the New York Stock Exchange under the ticker symbol "VLI." As of June 30, 2003, common units of Valero L.P. closed at $43.46 per unit.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

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

Beginning March 19, 2003, Valero recognized in refining operating expenses both its costs related to the throughput, handling, terminalling and service agreements with Valero L.P. and the receipt from Valero L.P. of payment for operating and maintenance services provided by Valero to Valero L.P.

On April 16, 2003, 581,000 additional common units of Valero L.P. were issued as a result of the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance, reducing Valero's ownership from 49.5% to 48.2%.

4. INVENTORIES

Inventories consisted of the following (in millions):

                                                  June 30,         December 31,
                                                    2003               2002
                                                    ----               ----
   Refinery feedstocks....................     $    658.1          $   488.3
   Refined products and blendstocks.......          823.0              731.8
   Convenience store merchandise..........           79.6               87.1
   Materials and supplies.................          131.5              128.9
                                                  -------            -------
      Inventories.........................      $ 1,692.2          $ 1,436.1
                                                  =======            =======

As of June 30, 2003 and December 31, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $475 million and $586 million, respectively.

5.   GOODWILL

All of Valero's goodwill has been allocated among four reporting units that comprise the refining segment. Those reporting units are the Gulf Coast, Mid-Continent, Northeast and West Coast refining regions.

The carrying value of goodwill decreased from December 31, 2002 to June 30, 2003 due mainly to the reclassification of the goodwill related to Valero's investment in Valero L.P. as a result of Valero ceasing consolidation of Valero

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

L.P. as discussed in Note 3. This decrease in goodwill was partially offset by an earn-out payment of $35.0 million related to the acquisition from Basis Petroleum, Inc. in 1997, as discussed in Note 15.

6.   LONG-TERM  DEBT AND  COMPANY-OBLIGATED  PREFERRED  SECURITIES OF SUBSIDIARY
     TRUSTS

On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option. The net proceeds from this offering of $296.8 million were used to redeem $200 million of 8.32% Trust Originated Preferred Securities and $100 million of 8% debentures due 2023. A premium of $3.8 million was paid and expensed in the second quarter of 2003 as a result of the early redemption of the 8% debentures.

7.   CAPITAL LEASE OBLIGATIONS

On February 28, 2003, Valero exercised its option to purchase the Corpus Christi East Refinery and related refined product logistics business, which have been operated by Valero since June 1, 2001 under its capital leases with El Paso Corporation. In connection with the exercise of the purchase option, the original purchase price for the assets was reduced by approximately $5 million to $289.3 million and the lease payment of approximately $5 million due in the first quarter of 2003 was avoided. No gain or loss was recorded on this transaction.

8.   STOCKHOLDERS' EQUITY

Common Stock Offering
On March 28, 2003, Valero issued 6.3 million shares of its common stock at a price of $40.25 per share and received net proceeds of $250.2 million. These shares were issued under Valero's universal shelf registration statement. The proceeds were used for repayment of borrowings under Valero's revolving bank credit facilities.

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the six months ended June 30, 2003 and 2002, Valero repurchased shares of its common stock under these programs at a cost of $19.7 million and $44.0 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

9.   EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                                    --------                    --------
                                                               2003          2002          2003           2002
                                                               ----          ----          ----           ----
 Earnings (Loss) per Common Share:
  Net income (loss) applicable to common shares...........  $ 128.4        $ 11.3       $ 298.8        $ (27.3)
                                                              =====          ====         =====           ====

  Weighted-average common shares outstanding..............    114.3         105.8         111.0          105.4
                                                              =====         =====         =====          =====

  Earnings (loss) per common share........................   $ 1.12       $  0.11        $ 2.69        $ (0.26)
                                                               ====          ====          ====           ====

 Earnings (Loss) per Common Share -
  Assuming Dilution:
  Net income (loss) available to
     common equivalent shares.............................  $ 128.4        $ 11.3       $ 298.8        $ (27.3)
                                                              =====          ====         =====           ====

  Weighted-average common shares outstanding..............    114.3         105.8         111.0          105.4
  Effect of dilutive securities:
    Stock options.........................................      2.7           3.3           2.8              -
    Performance awards and other benefit plans............      1.4           1.1           1.4              -
    PEPS Units............................................      0.3           0.4           0.3              -
                                                                ---         -----         -----          -----
  Weighted-average common equivalent
    shares outstanding....................................    118.7         110.6         115.5          105.4
                                                              =====         =====         =====          =====

  Earnings (loss) per common share -
    assuming dilution.....................................   $ 1.08        $ 0.10       $  2.59        $ (0.26)
                                                               ====          ====          ====           ====

In connection with the acquisition of the St. Charles Refinery from Orion Refining Corporation (Orion) effective July 1, 2003, Valero issued $250 million face amount of 2% mandatory convertible preferred stock (10 million shares with a stated value of $25.00 per share). The convertible preferred stock will automatically convert to Valero common stock on July 1, 2006, unless converted sooner. See Note 16 for a discussion of the acquisition and the provisions related to the mandatory convertible preferred stock.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

10.  STATEMENTS OF CASH FLOWS

In order to determine net cash provided by (used in) operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

                                                                 Six Months Ended June 30,
                                                                 ------------------------
                                                                2003                  2002
                                                                ----                  ----
    Decrease (increase) in current assets:
     Restricted cash...................................       $   1.4               $  46.3
     Receivables, net..................................         514.7                (238.8)
     Inventories.......................................        (215.3)                 12.3
     Income taxes receivable...........................             -                 147.6
     Prepaid expenses and other current assets.........         (16.0)                 (8.8)
    Increase (decrease) in current liabilities:
     Accounts payable..................................         (34.2)                 76.0
     Accrued expenses..................................           1.5                (126.8)
     Taxes other than income taxes.....................         (64.8)                 12.8
     Income taxes payable..............................           9.9                     -
                                                                -----                 -----
    Changes in current assets and current liabilities..       $ 197.2               $ (79.4)
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

Noncash investing activities for the six months ended June 30, 2003 included:
     o the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143 and
     o adjustments to property, plant and equipment, goodwill, and certain current and noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero's investment in Valero L.P. effective March 18, 2003.

Noncash investing activities for the six months ended June 30, 2002 included:
     o an adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;
     o the receipt of $150.0 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and
     o various adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to Valero's

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES acquisitions in 2001 of UDS, Huntway Refining Company and El Paso Corporation's Corpus Christi East refinery and related refined product logistics business.

Cash flows related to interest and income taxes were as follows (in millions):

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                               2003              2002
                                                               ----              ----
   Interest paid (net of amount capitalized)..........      $ 134.2           $ 107.3
   Income taxes paid..................................         70.7              14.8
   Income tax refunds received........................          1.2             132.8

11.  PRICE RISK MANAGEMENT ACTIVITIES

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

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Current Period Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                              --------                     --------
                                          2003         2002          2003          2002
                                          ----         ----          ----          ----
       Fair value hedges..........      $ (5.4)       $ 1.5        $ (1.6)       $   3.0
       Cash flow hedges...........         3.3         (2.5)          4.0           12.4

The above amounts were included in cost of sales in the consolidated statements of income. No component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income (loss) in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in accumulated other comprehensive income as of June 30, 2003 that is expected to be reclassified into income within the next 12 months was $14.0 million. As of June 30, 2003, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 18 months, with the majority of the transactions maturing in less than one year. For the six months ended June 30, 2003 and 2002, there were no amounts reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of cash flow hedge accounting.

12.  SEGMENT INFORMATION

Segment information for Valero's two reportable segments, refining and retail, was as follows (in millions):

                                                     Refining         Retail         Corporate         Total
                                                     --------         ------         ---------         -----
Three months ended June 30, 2003:
Operating revenues from external customers.....     $ 7,430.0      $ 1,413.8         $     -        $ 8,843.8
Intersegment revenues..........................         693.6              -               -            693.6
Operating income (loss)........................         279.2           74.4           (79.2)           274.4

Three months ended June 30, 2002:
Operating revenues from external customers.....       5,881.4        1,341.2               -          7,222.6
Intersegment revenues..........................         654.0              -               -            654.0
Operating income (loss)........................         118.2           47.4           (65.5)           100.1


                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                                     Refining         Retail         Corporate         Total
                                                     --------         ------         ---------         -----
Six months ended June 30, 2003:
Operating revenues from external customers.....    $ 15,638.4      $ 2,898.5         $     -       $ 18,536.9
Intersegment revenues..........................       1,500.4              -               -          1,500.4
Operating income (loss)........................         669.9          121.2          (158.6)           632.5

Six months ended June 30, 2002:
Operating revenues from external customers.....      10,300.2        2,511.2               -         12,811.4
Intersegment revenues..........................       1,198.0              -               -          1,198.0
Operating income (loss)........................         174.8           50.8          (125.3)           100.3


Total assets by reportable segment have not changed significantly since December 31, 2002.

13.  STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation."

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, no compensation cost has been recognized in the consolidated statements of income for Valero's fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero's fixed stock option plans been determined based on the grant-date fair value of awards for the three and six months ended June 30, 2003 and 2002 consistent with the method set forth in Statement No. 123, Valero's net income (loss) and earnings (loss) per common share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES



                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                           --------                    --------
                                                                      2003          2002          2003          2002
                                                                      ----          ----          ----          ----
    Net income (loss), as reported..........................       $ 128.4        $ 11.3       $ 298.8       $ (27.3)
    Deduct: Compensation expense on
     stock options determined under
     fair value based method for all awards,
     net of related tax effects.............................          (2.0)         (2.6)         (4.4)         (5.5)
                                                                     -----         -----         -----          ----
    Pro forma net income (loss).............................       $ 126.4        $  8.7       $ 294.4       $ (32.8)
                                                                     =====         =====         =====          ====

    Earnings (loss) per common share:
     As reported............................................        $ 1.12        $ 0.11        $ 2.69       $ (0.26)
     Pro forma..............................................        $ 1.11        $ 0.08        $ 2.65       $ (0.31)

    Earnings (loss) per common share - assuming dilution:
     As reported............................................        $ 1.08        $ 0.10        $ 2.59       $ (0.26)
     Pro forma..............................................        $ 1.06        $ 0.08        $ 2.55       $ (0.31)

14.  ENVIRONMENTAL MATTERS

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

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities, were as follows (in millions):

                                                       2003              2002
                                                       ----              ----
   Balance as of January 1.......................     $ 222.0          $ 170.8
    Additions to accrual.........................         6.6              1.4
    Payments, net of third-party recoveries......        (4.9)           (13.0)
                                                        -----            -----
   Balance as of June 30.........................     $ 223.7          $ 159.2
                                                        =====            =====

The increase in the balance of the accrual for environmental matters from June 30, 2002 to June 30, 2003 was due primarily to additional accruals to conform the assessment of environmental liabilities resulting from the UDS Acquisition by utilizing the same twenty-year time period over which environmental liabilities are determined under Valero's policy.

Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

15.  COMMITMENTS AND CONTINGENCIES

Structured Lease Arrangements
As of June 30, 2003 and December 31, 2002, Valero had various long-term operating lease commitments that were funded through structured lease arrangements with non-consolidated third-party entities. In the second quarter of 2003, Valero purchased one of its current headquarters buildings and certain convenience stores for approximately $23 million and $215 million, respectively, which were subject to structured lease arrangements. Of the payment for the convenience stores, approximately $127 million was recorded as capital expenditures and approximately $88 million reduced an unfavorable lease obligation that was recorded in conjunction with the UDS Acquisition.

Accounts Receivable Sales Facility
As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of June 30, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro Refining and Marketing Company (Tesoro), which totaled approximately $40 million as of June 30, 2003. This lease expires in 2010.

Valero's structured lease arrangements provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of June 30, 2003 and December 31, 2002, the maximum residual value guarantee under Valero's structured lease arrangements was approximately $398 million and $541 million, respectively.

Contingent Earn-Out Agreements
In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997 and the Paulsboro Refinery in 1998, the sellers are entitled to receive payments in any of the ten years and five years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2003 and 2002, Valero made an earn-out contingency payment to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. of $35.0 million and $23.9 million, respectively.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Environmental Matters
EPA's Tier II Gasoline and Diesel Standards. The EPA's Tier II gasoline standard, adopted under the Clean Air Act, phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero's refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of about $1.2 billion, after giving effect to the acquisition of the St. Charles Refinery (see Note 16), will be required through 2006 for Valero to meet the new Tier II specifications. This includes approximately $300 million for related projects at two Valero refineries to improve refinery yield and octane balance and to provide hydrogen as part of the process of removing sulfur from gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include Valero's ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates, both in the U.S. and Canada.

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

MTBE Restrictions. The presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE poses a possible

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
health risk. As a result of heightened public concern, California passed initiatives to ban the use of MTBE as a gasoline component in California by the end of 2003. The California Air Resources Board's specifications for CARB Phase III gasoline will become effective at the beginning of 2004. Valero estimates that the cost to permit and modify its California refineries to comply with CARB Phase III gasoline specifications and eliminate MTBE as a gasoline component is approximately $60 million. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major non-California MTBE-producing facilities could be modified to produce other octane enhancing products for a capital investment of approximately $35 million. This minimum-investment case assumes a conversion of MTBE-producing facilities to produce iso-octene, a high-octane low-vapor-pressure gasoline blending component. Valero will also evaluate alternative conversion cases that may involve higher capital commitments, but will be justified on the basis of improved operating income.

Litigation
Unocal
In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In 2001, the Federal Trade Commission began an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). On March 4, 2003, the FTC announced that it was filing a complaint against Unocal for anitrust violations. The FTC's complaint seeks an injunction against any future '393 and '126 patent enforcement activity by Unocal. This matter is set for trial beginning in November 2003. Each of the '393 and '126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents. Unocal's patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero is a defendant in various cases alleging MTBE contamination in groundwater in New York and California. The plaintiffs generally allege that refiners and manufacturers of gasoline containing MTBE are liable for manufacturing a defective product. In California, the lawsuits have been filed by local water providers or agencies, including the City of Santa Monica, the City of Dinuba, Fruitridge Vista Water Company and the Orange County Water
District. In New York, lawsuits have been filed by the Suffolk County Water Authority and by certain residents who own retail stations in Dutchess County (who seek certification as a class). These cases are primarily based on a product liability/product defect theory and seek individual, unquantified compensatory and punitive damages and attorneys' fees. Although an adverse

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES result in one or more of these suits is reasonably possible, Valero believes that such an outcome in any one of these suits would not have a material adverse effect on its results of operations or financial position. However, Valero believes that an adverse result in a majority of these cases could have a material adverse effect on Valero's results of operations and financial position.

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

16.  SUBSEQUENT EVENTS

Acquisition of St. Charles Refinery
On May 13, 2003, Valero entered into an agreement to purchase Orion's refinery located in St. Charles Parish, Louisiana, approximately 15 miles west of New Orleans. The refinery's name has been changed to the St. Charles Refinery. On July 1, 2003, Valero completed the purchase of the St. Charles Refinery. The purchase price for the refinery was $400 million, plus $148.4 million for refinery hydrocarbon inventories based on market prices at the time of closing. Consideration for the purchase, including various transaction costs incurred and warehouse inventories acquired, consisted of $307.6 million in cash and $250 million face value of 2% mandatory convertible preferred stock (10 million shares with a stated value of $25.00 per share), of which $21.1 million is held in escrow pending the satisfaction of certain conditions stipulated in the purchase agreement. The purchase agreement for the refinery also provides for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

The mandatory convertible preferred stock will automatically convert to Valero common stock on July 1, 2006. Valero will pay annual dividends of $0.50 for each share of convertible preferred stock when and if declared by its board of directors. Dividends will be paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter. The convertible preferred stock will rank with respect to dividend rights and rights upon Valero's liquidation, winding-up or dissolution as follows: (i) senior to all common stock and to all other capital stock of Valero issued in the future that ranks junior to the convertible preferred stock; (ii) on a parity with any of Valero's capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the convertible preferred stock; and (iii) junior to all of Valero's capital stock the terms of which expressly provide that such capital stock will rank senior to the convertible preferred stock.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Upon automatic conversion of the convertible preferred stock on July 1, 2006, the number of shares of common stock to be received for each share of convertible preferred stock shall be based on the average closing price of Valero's common stock over the 20-day trading period ending on the second trading day prior to July 1, 2006 as follows:
     o 0.6690 shares if the average closing price is less than or equal to $37.37;
     o a number of shares having a value of $25.00 if the average closing price is between $37.37 and $50.45; or
     o 0.4955 shares if the average closing price is greater than $50.45. Each share of convertible preferred stock is convertible, at the option of the holder, at any time before July 1, 2006 into 0.4955 shares of Valero common stock. On July 11, 2003, Valero filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register the 2% mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock.

Cameron Highway Oil Pipeline Project
On July 14, 2003, Valero completed agreements with GulfTerra Energy Partners, L.P. (GulfTerra, formerly El Paso Energy Partners, L.P.) to form a 50/50 joint venture in the Cameron Highway Oil Pipeline Project. The project involves the construction and operation of a 390-mile crude oil pipeline that is expected to deliver up to 500,000 barrels per day from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. GulfTerra will build and operate the pipeline, which is scheduled for completion during the third quarter of 2004. Valero's total equity investment in the project is estimated to be approximately $110 million, approximately $100 million of which will be paid in 2003.

Cash Dividends
On July 17, 2003, Valero's Board of Directors declared a regular quarterly cash dividend of $0.10 per common share payable September 10, 2003 to holders of record at the close of business on August 13, 2003.

Company-Obligated Preferred Securities of a Subsidiary Trust
Valero's company-obligated preferred securities of a subsidiary trust represent $172.5 million of 7 3/4% Premium Equity Participating Security Units (PEPS Units) (6.9 million units at $25.00 per unit). The PEPS Units were issued in 2000 by Valero under a shelf registration statement. Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The settlement of 6.9 million purchase contracts will result in the issuance of approximately 4.9 million shares of Valero common stock at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero's senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes are remarketed.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $159 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing of the senior deferrable notes was deemed to have occurred. The $159 million of senior deferrable notes surrendered to Valero to satisfy the holders' purchase contract obligations will be retained by Valero in full satisfaction of the holders' obligations under the purchase contracts and will be canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes will remain outstanding for their remaining two-year term, and the interest rate for these notes will be 6.797%.

Valero L.P. Common Unit Offering
On August 11, 2003, Valero L.P. closed on a public offering of common units, selling 1,236,250 common units, which includes 161,250 common units related to the overallotment option, to the public at $41.15 per unit, before underwriter's discount of $1.85 per unit. In order to maintain its 2% general partner interest, Valero contributed $1.0 million to Valero L.P. As a result of this common unit offering, Valero now owns 45.8% of Valero L.P., including the 2% general partner interest.

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

DESCRIPTION OF BUSINESS

As of June 30, 2003, Valero, an independent refining and marketing company, owned and operated 13 refineries in the United States and Canada with a combined throughput capacity of approximately 1.9 million barrels per day as shown in the following table.

                                                           Throughput
        Refinery                     Location               Capacity
        --------                     --------               --------
        Gulf Coast:
        Texas City                     Texas                 243,000
        Corpus Christi West            Texas                 225,000
        Houston                        Texas                 135,000
        Corpus Christi East            Texas                 115,000
        Three Rivers                   Texas                  98,000
        Krotz Springs                  Louisiana              85,000
                                                           ---------
          Gulf Coast Total                                   901,000
                                                           ---------

        West Coast:
        Benicia                        California            180,000
        Wilmington                     California            140,000
                                                           ---------
          West Coast Total                                   320,000
                                                           ---------

        Mid-Continent:
        McKee                          Texas                 170,000
        Ardmore                        Oklahoma               85,000
        Denver                         Colorado               27,000
                                                           ---------
          Mid-Continent Total                                282,000
                                                           ---------

        Northeast:
        Jean Gaulin                    Quebec, Canada        215,000
        Paulsboro                      New Jersey            195,000
                                                           ---------
          Northeast Total                                    410,000
                                                           ---------

        Total Capacity                                     1,913,000
                                                           =========

Valero markets refined products through an extensive bulk and rack marketing network and a network of approximately 4,000 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's operations are affected by:
     o company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
     o seasonal factors, such as the demand for refined products, primarily gasoline, during the summer driving season and heating oil during the winter season; and
     o industry factors, such as movements in and the absolute price of crude oil, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002

      Financial Highlights (millions of dollars, except per share amounts)

                                                                   Three Months Ended June 30,
                                                          ----------------------------------------------
                                                              2003              2002            Change
                                                              ----              ----            ------
Operating revenues...................................     $ 8,843.8         $ 7,222.6         $ 1,621.2
Cost of sales........................................      (7,830.9)         (6,447.6)         (1,383.3)
Refining operating expenses..........................        (375.7)           (331.3)            (44.4)
Retail selling expenses..............................        (171.7)           (172.4)              0.7
Administrative expenses..............................         (71.4)            (58.5)            (12.9)
Depreciation and amortization expense:
 Refining............................................        (101.8)            (94.8)             (7.0)
 Retail..............................................         (10.1)            (10.9)              0.8
 Administrative......................................          (7.8)             (7.0)             (0.8)
                                                             ------           -------           -------
Operating income.....................................         274.4             100.1             174.3
Equity in earnings of Valero L.P. (a)................           9.2                 -               9.2
Other income (expense),  net.........................          (5.9)              2.1              (8.0)
Interest and debt expense:
  Incurred...........................................         (68.5)            (76.3)              7.8
  Capitalized........................................           5.3               4.0               1.3
Minority interest in net income of Valero L.P. (a)...             -              (4.0)              4.0
Distributions on preferred securities of
  subsidiary trusts..................................          (7.5)             (7.5)                -
Income tax expense...................................         (78.6)             (7.1)            (71.5)
                                                            -------           -------           -------
Net income...........................................     $   128.4         $    11.3         $   117.1
                                                            =======           =======           =======

Earnings per common share -
  assuming dilution..................................        $ 1.08            $ 0.10            $ 0.98
Earnings before interest, taxes, depreciation
  and amortization (EBITDA) (b)......................       $ 387.5           $ 202.4           $ 185.1
Ratio of EBITDA to interest incurred (c).............           5.7x              2.7x              3.0x

--------
See the footnote references on page 32.


                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)

                                                               Three Months Ended June 30,
                                                         ---------------------------------------
                                                           2003           2002           Change
                                                           ----           ----           ------
Refining:
Operating income..................................       $ 279.2         $ 118.2        $ 161.0
Throughput volumes (thousand barrels per day).....         1,761           1,549            212
Throughput margin per barrel (d)..................        $ 4.72          $ 3.87         $ 0.85
Operating costs per barrel:
 Refining operating expenses......................        $ 2.34          $ 2.35        $ (0.01)
 Depreciation and amortization....................          0.64            0.67          (0.03)
                                                            ----            ----          -----
   Total operating costs per barrel...............        $ 2.98          $ 3.02        $ (0.04)
                                                            ====            ====           ====
Charges:
 Crude oils:
   Sour...........................................            44%             43%             1%
   Sweet..........................................            36              34              2
                                                             ---             ---            ---
     Total crude oils.............................            80              77              3
 Residual fuel oil................................             5               4              1
 Other feedstocks and blendstocks.................            15              19             (4)
                                                             ---             ---            ---
   Total charges..................................           100%            100%             -%
                                                             ===             ===            ===
Yields:
 Gasolines and blendstocks........................            54%             56%            (2) %
 Distillates......................................            28              26              2
 Petrochemicals...................................             3               3              -
 Lubes and asphalts...............................             5               5              -
 Other products...................................            10              10              -
                                                             ---             ---            ---
   Total yields...................................           100%            100%             -%
                                                             ===             ===            ===
Retail - U.S.:
Operating income..................................        $ 53.1          $ 31.8         $ 21.3
Company-operated fuel sites (average).............         1,209           1,399           (190)
Fuel volumes (gallons per day per site)...........         4,575           4,371            204
Fuel margin per gallon............................       $ 0.179         $ 0.137        $ 0.042
Merchandise sales.................................       $ 247.0         $ 275.8        $ (28.8)
Merchandise margin (percentage of sales)..........          27.8%           27.8%             -%
Margin on miscellaneous sales.....................        $ 23.2          $ 18.0          $ 5.2
Retail selling expenses...........................       $ 125.3         $ 132.3         $ (7.0)

Retail - Northeast:
Operating income..................................        $ 21.3          $ 15.6          $ 5.7
Fuel volumes (thousand gallons per day)...........         3,185           3,127             58
Fuel margin per gallon............................       $ 0.213         $ 0.177        $ 0.036
Merchandise sales.................................        $ 30.8          $ 24.7          $ 6.1
Merchandise margin (percentage of sales)..........          22.8%           22.6%           0.2%
Margin on miscellaneous sales.....................         $ 5.5           $ 4.0          $ 1.5
Retail selling expenses...........................        $ 46.4          $ 40.1          $ 6.3

See the footnote references on page 32.


                   Refining Operating Highlights by Region (e)

                                                                Three Months Ended June 30,
                                                          -------------------------------------
                                                             2003         2002         Change
                                                             ----         ----         ------
Gulf Coast:
Operating income........................................   $ 71.5        $ 30.0        $ 41.5
Throughput volumes (thousand barrels per day)...........      786           643           143
Throughput margin per barrel (d)........................   $ 4.16        $ 3.89        $ 0.27
Operating costs per barrel:
 Refining operating expenses............................   $ 2.51        $ 2.60       $ (0.09)
 Depreciation and amortization..........................     0.65          0.78         (0.13)
                                                             ----          ----          ----
  Total operating costs per barrel......................   $ 3.16        $ 3.38       $ (0.22)
                                                             ====          ====          ====

Mid-Continent:
Operating income........................................   $ 40.6        $ 54.3       $ (13.7)
Throughput volumes (thousand barrels per day)...........      274           269             5
Throughput margin per barrel (d)........................   $ 4.43        $ 4.84       $ (0.41)
Operating costs per barrel:
 Refining operating expenses............................   $ 2.31        $ 2.08        $ 0.23
 Depreciation and amortization..........................     0.50          0.54         (0.04)
                                                             ----          ----          ----
  Total operating costs per barrel......................   $ 2.81        $ 2.62        $ 0.19
                                                             ====          ====          ====

Northeast:
Operating income........................................   $ 98.5         $ 7.8        $ 90.7
Throughput volumes (thousand barrels per day)...........      379           336            43
Throughput margin per barrel (d)........................   $ 4.84        $ 2.36        $ 2.48
Operating costs per barrel:
 Refining operating expenses............................   $ 1.47        $ 1.60       $ (0.13)
 Depreciation and amortization..........................     0.52          0.51          0.01
                                                             ----          ----          ----
  Total operating costs per barrel......................   $ 1.99        $ 2.11       $ (0.12)
                                                             ====          ====          ====

West Coast:
Operating income........................................   $ 68.6        $ 26.1        $ 42.5
Throughput volumes (thousand barrels per day)...........      322           301            21
Throughput margin per barrel (d)........................   $ 6.20        $ 4.62        $ 1.58
Operating costs per barrel:
 Refining operating expenses............................   $ 3.01        $ 2.91        $ 0.10
 Depreciation and amortization..........................     0.84          0.76          0.08
                                                             ----          ----          ----
  Total operating costs per barrel......................   $ 3.85        $ 3.67        $ 0.18
                                                             ====          ====          ====
See the footnore references on page 32.

   Average Market Reference Prices and Differentials (dollars per barrel) (f)

                                                               Three Months Ended June 30,
                                                         --------------------------------------
                                                            2003           2002         Change
                                                            ----           ----         ------
Feedstocks:
 West Texas Intermediate (WTI) crude oil............      $ 29.03        $ 26.27        $ 2.76
 WTI less sour crude oil at U.S. Gulf Coast (g).....       $ 3.88         $ 2.06        $ 1.82
 WTI less Alaska North Slope (ANS) crude oil........       $ 1.99         $ 1.27        $ 0.72

Products:
 U.S. Gulf Coast:
  Conventional 87 gasoline less WTI.................       $ 4.89         $ 5.31       $ (0.42)
  No. 2 fuel oil less WTI...........................       $ 1.16         $ 0.34        $ 0.82
  Propylene less WTI................................       $ 7.86         $ 4.95        $ 2.91
 U.S. Mid-Continent:
  Conventional 87 gasoline less WTI ................       $ 8.14         $ 6.42        $ 1.72
  Low-sulfur diesel less WTI........................       $ 4.58         $ 2.23        $ 2.35
 U.S. Northeast:
  Conventional 87 gasoline less WTI.................       $ 4.04         $ 3.87        $ 0.17
  No. 2 fuel oil less WTI...........................       $ 2.96         $ 1.38        $ 1.58
  Lube oils less WTI................................      $ 26.59        $ 13.42       $ 13.17
 U.S. West Coast:
  CARB 87 gasoline less ANS.........................      $ 14.98        $ 11.53        $ 3.45
  Low-sulfur diesel less ANS........................       $ 5.89         $ 3.67        $ 2.22
----------------------------------------------------------

The following notes relate to references on pages 29 through 32.
(a) On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(b) EBITDA is a non-GAAP measure, the reconciliation of which is included in "Results of Operations - Corporate Expenses and Other."
(c) The ratio of EBITDA to interest incurred is a non-GAAP measure and is calculated by dividing EBITDA by interest and debt expense incurred as reflected in the consolidated statements of income.
(d) Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(e) The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(f) The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt's Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero's operations and profitability.
(g) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero's net income for the three months ended June 30, 2003 was $128.4 million, or $1.08 per share, compared to net income of $11.3 million, or $0.10 per share, for the three months ended June 30, 2002.

Operating revenues increased 22% for the second quarter of 2003 compared to the second quarter of 2002 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $174.3 million from the second quarter of 2002 to the second quarter of 2003 due to a $161.0 million increase in the refining segment and a $27.0 million increase in the retail segment, partially offset by a $13.7 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero's refining segment increased from $118.2 million for the second quarter of 2002 to $279.2 million for the second quarter of 2003, resulting from a 14% increase in throughput volumes and an increase in refining throughput margin of $0.85 per barrel, or 22%.

The increase in throughput margin in 2003 was due to the following factors:
     o Discounts on Valero's sour crude oil feedstocks during the second quarter of 2003 almost doubled from very weak second quarter 2002 levels. Sour crude oil discounts in the 2002 quarter were unfavorably impacted by crude oil production cuts by OPEC and limited availability of Iraqi sour crude oil on the world market. Even though sour crude oil discounts improved in 2003 compared to 2002, removal of Iraqi crude oil from the market caused discounts to decrease during the latter part of the second quarter of 2003.
     o Distillate margins in the second quarter of 2003, although considerably weaker than the first quarter, improved relative to the very low margins experienced in the second quarter of 2002. Margins in the 2002 quarter were abnormally low due to weak economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand following the September 11, 2001 terrorist attacks.
     o CARB gasoline margins improved in the second quarter of 2003 compared to the second quarter of 2002 due mainly to the unfavorable effect on margins in 2002 of an unusually high level of production of CARB gasoline in California.
     o During the second quarter of 2002, production at ten of Valero's refineries was cut due to uneconomic operating conditions, which resulted in lower-than-normal throughput volumes in 2002.

Partially offsetting the above increases in throughput margin was a reduction of approximately $20 million due to Valero ceasing consolidation of Valero L.P. in March 2003 and the effect of significantly more unplanned downtime in the second quarter of 2003, largely due to the following:
     o The Ardmore Refinery conducted a major turnaround during the second quarter of 2003 that was extended seven days due to delays in start-up. Shortly after start-up, tornado activity in the area resulted in a total refinery power outage, which damaged the refinery's sulfur recovery unit. The repair to the sulfur recovery unit required a complete shutdown of the refinery for an additional ten days during the second quarter of 2003.
     o The Texas City Refinery experienced a delayed restart of its residfiner following a scheduled outage in the second quarter of 2003, which reduced production rates.
     o Production at the Benicia Refinery was reduced in May and June for repairs on the hydrocracker and the fluid catalytic cracking units.

Refining operating expenses were 13% higher for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 due primarily to higher maintenance expenses associated with the unplanned downtime discussed above and higher energy costs (mainly attributable to an increase in natural gas prices) and, to a lesser extent, increases in employee compensation. However, due to an increase in throughput volumes, the operating costs on a per barrel basis decreased slightly between the periods.

Retail

Retail operating income was $74.4 million for the quarter ended June 30, 2003 compared to $47.4 million for the quarter ended June 30, 2002. The increase in retail operating income was primarily due to a record quarterly operating income contribution of $53.1 million from the U.S. retail operations, despite a decrease in the number of company-operated fuel sites by almost 200 sites. Fuel margins and fuel volumes were higher in the second quarter of 2003 in both the U.S. and Northeast retail systems.

Corporate Expenses and Other

Administrative expenses increased $12.9 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. The increase was due mainly to approximately $8 million related to employee compensation and benefits, including variable compensation expense of $4.2 million in 2003 in anticipation of the payment of year-end bonuses for 2003. No variable compensation expense was recognized during the second quarter of 2002 as a year-to-date loss was recorded by Valero. In addition, approximately $5 million of expense was recorded during the second quarter of 2003 to increase environmental reserves for certain non-operating sites and to provide for certain litigation costs.

Equity in earnings of Valero L.P. represents Valero's equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. In April 2003, Valero's ownership interest in Valero L.P. was further reduced to 48.2% as a result of the issuance of 581,000 additional common units of Valero L.P. upon the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance.

Other income, net decreased $8.0 million due mainly to an increased loss of $5.7 million related to foreign currency exchange contracts and the payment of a $3.8 million premium associated with the early redemption in June 2003 of $100 million of 8% debentures which were due in 2023.

Net interest and debt expense decreased $9.1 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. During 2002, Valero incurred $5.7 million of interest expense under capital leases with El Paso Corporation for the Corpus Christi East Refinery and related refined products logistics business. In February 2003, Valero exercised its option under the capital leases to purchase the refinery and related logistics business and therefore no further interest expense was incurred during the quarter ended June 30, 2003 related to the capital leases. Also during 2002, $2.2 million of unamortized debt costs associated with the bridge loan used to finance the UDS Acquisition was expensed after $1.8 billion of notes were issued to repay borrowings under the bridge loan. Interest expense for the second quarter of 2003 also decreased from the second quarter of 2002 by $0.8 million as a result of the deconsolidation of Valero L.P. in March 2003 and by $1.0 million due to the addition of $292 million of interest rate swaps which are used to manage Valero's fixed to floating interest rate position.

Income tax expense increased $71.5 million from the second quarter of 2002 to the second quarter of 2003 mainly as a result of higher operating income.

The following is a reconciliation of net income to EBITDA (in millions):

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2003               2002
                                                   ----               ----
Net income..................................     $ 128.4           $  11.3
Income tax expense..........................        78.6               7.1
Depreciation and amortization expense.......       119.7             112.7
Interest and debt expense, net..............        63.2              72.3
Other amortizations.........................        (2.4)             (1.0)
                                                   -----             -----
 EBITDA.....................................     $ 387.5           $ 202.4
                                                   =====             =====

Valero's rationale for using the financial measure of EBITDA, which is not defined under United States generally accepted accounting principles, is discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 2002 Compared to 2001 - Corporate Expenses and Other".

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Financial Highlights (millions of dollars, except per share amounts)

                                                                           Six Months Ended June 30,
                                                               -----------------------------------------------
                                                                   2003              2002             Change
                                                                   ----              ----             ------
Operating revenues.........................................    $ 18,536.9        $ 12,811.4         $ 5,725.5
Cost of sales..............................................     (16,413.6)        (11,398.0)         (5,015.6)
Refining operating expenses................................        (764.9)           (638.5)           (126.4)
Retail selling expenses....................................        (342.9)           (336.3)             (6.6)
Administrative expenses....................................        (146.2)           (111.3)            (34.9)
Depreciation and amortization expense:
 Refining..................................................        (201.8)           (192.2)             (9.6)
 Retail....................................................         (22.6)            (20.8)             (1.8)
 Administrative............................................         (12.4)            (14.0)              1.6
                                                                 --------          --------           -------
Operating income...........................................         632.5             100.3             532.2
Equity in earnings of Valero L.P. (a)......................          10.7                 -              10.7
Other income (expense), net................................          (5.6)              4.9             (10.5)
Interest and debt expense:
  Incurred.................................................        (147.5)           (136.2)            (11.3)
  Capitalized..............................................           9.2               9.3              (0.1)
Minority interest in net income of Valero L.P. (a).........          (2.4)             (6.6)              4.2
Distributions on preferred securities of
  subsidiary trusts........................................         (15.0)            (15.0)                -
Income tax benefit (expense)...............................        (183.1)             16.0            (199.1)
                                                                 --------          --------           -------
Net income (loss)..........................................    $    298.8        $    (27.3)        $   326.1
                                                                 ========          ========           =======
Earnings (loss) per common share -
  assuming dilution........................................        $ 2.59           $ (0.26)           $ 2.85
EBITDA (b).................................................       $ 856.2           $ 309.6           $ 546.6
Ratio of EBITDA to interest incurred (c)...................           5.8x              2.3x              3.5x
-------
See the footnote references on page 39.


                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)

                                                                  Six Months Ended June 30,
                                                          ----------------------------------------
                                                            2003             2002          Change
                                                            ----             ----          ------
Refining:
Operating income..................................        $ 669.9          $ 174.8        $ 495.1
Throughput volumes (thousand barrels per day).....          1,732            1,536            196
Throughput margin per barrel (d)..................         $ 5.22           $ 3.62         $ 1.60
Operating costs per barrel:
 Refining operating expenses......................         $ 2.44           $ 2.30         $ 0.14
 Depreciation and amortization....................           0.64             0.69          (0.05)
                                                             ----             ----           ----
  Total operating costs per barrel................         $ 3.08           $ 2.99         $ 0.09
                                                             ====              ===           ====
Charges:
 Crude oils:
  Sour............................................             45%              45%             -%
  Sweet...........................................             36               34              2
                                                              ---              ---             --
   Total crude oils...............................             81               79              2
 Residual fuel oil................................              5                4              1
 Other feedstocks and blendstocks.................             14               17             (3)
                                                              ---              ---             --
  Total charges...................................            100%             100%             - %
                                                              ===              ===             ==
Yields:
 Gasolines and blendstocks........................             54%              54%             -%
 Distillates......................................             28               27              1
 Petrochemicals...................................              3                3              -
 Lubes and asphalts...............................              4                4              -
 Other products...................................             11               12             (1)
                                                              ---              ---             --
  Total yields....................................            100%             100%             -%
                                                              ===              ===             ==
Retail - U.S.:
Operating income..................................         $ 60.6           $ 12.5         $ 48.1
Company-operated fuel sites (average).............          1,228            1,409           (181)
Fuel volumes (gallons per day per site)...........          4,422            4,436            (14)
Fuel margin per gallon............................        $ 0.151          $ 0.094        $ 0.057
Merchandise sales.................................        $ 461.8          $ 524.0        $ (62.2)
Merchandise margin (percentage of sales)..........           28.2%            27.1%           1.1%
Margin on miscellaneous sales.....................         $ 45.0           $ 34.2         $ 10.8
Retail selling expenses...........................        $ 251.8          $ 257.4         $ (5.6)

Retail - Northeast:
Operating income..................................         $ 60.6           $ 38.3         $ 22.3
Fuel volumes (thousand gallons per day)...........          3,444            3,227            217
Fuel margin per gallon............................        $ 0.226          $ 0.183        $ 0.043
Merchandise sales.................................         $ 55.2           $ 45.3          $ 9.9
Merchandise margin (percentage of sales)..........           22.2%            22.5%          (0.3)%
Margin on miscellaneous sales.....................         $ 10.2            $ 8.1          $ 2.1
Retail selling expenses...........................         $ 91.1           $ 78.9         $ 12.2

See the footnote references on page 39.


                   Refining Operating Highlights by Region (e)

                                                                 Six Months Ended June 30,
                                                           ----------------------------------
                                                              2003        2002        Change
                                                              ----        ----        ------
Gulf Coast:
Operating income.....................................      $ 207.4       $ 25.5      $ 181.9
Throughput volumes (thousand barrels per day)........          776          636          140
Throughput margin per barrel (d).....................       $ 4.76       $ 3.50       $ 1.26
Operating costs per barrel:
 Refining operating expenses.........................       $ 2.63       $ 2.46       $ 0.17
 Depreciation and amortization.......................         0.66         0.81        (0.15)
                                                              ----         ----         ----
  Total operating costs per barrel...................       $ 3.29       $ 3.27       $ 0.02
                                                              ====         ====         ====

Mid-Continent:
Operating income.....................................       $ 80.1       $ 63.9       $ 16.2
Throughput volumes (thousand barrels per day)........          265          257            8
Throughput margin per barrel (d).....................       $ 4.69       $ 4.14       $ 0.55
Operating costs per barrel:
 Refining operating expenses.........................       $ 2.46       $ 2.21       $ 0.25
 Depreciation and amortization.......................         0.56         0.55         0.01
                                                              ----         ----         ----
  Total operating costs per barrel...................       $ 3.02       $ 2.76       $ 0.26
                                                              ====         ====         ====

Northeast:
Operating income.....................................      $ 217.6        $ 9.9      $ 207.7
Throughput volumes (thousand barrels per day)........          373          346           27
Throughput margin per barrel (d).....................       $ 5.25       $ 2.20       $ 3.05
Operating costs per barrel:
 Refining operating expenses.........................       $ 1.52       $ 1.55      $ (0.03)
 Depreciation and amortization.......................         0.51         0.50         0.01
                                                              ----         ----         ----
  Total operating costs per barrel...................       $ 2.03       $ 2.05      $ (0.02)
                                                              ====         ====         ====

West Coast:
Operating income.....................................      $ 164.8       $ 75.5       $ 89.3
Throughput volumes (thousand barrels per day)........          318          297           21
Throughput margin per barrel (d).....................       $ 6.76       $ 5.06       $ 1.70
Operating costs per barrel:
 Refining operating expenses.........................       $ 3.05       $ 2.90       $ 0.15
 Depreciation and amortization.......................         0.84         0.76         0.08
                                                              ----         ----         ----
  Total operating costs per barrel...................       $ 3.89       $ 3.66       $ 0.23
                                                              ====         ====         ====

See the footnote references on page 39.

   Average Market Reference Prices and Differentials (dollars per barrel) (f)

                                                                   Six Months Ended June 30,
                                                         -------------------------------------------
                                                           2003              2002            Change
                                                           ----              ----            ------
Feedstocks:
  WTI crude oil......................................    $ 31.55           $ 23.94           $ 7.61
  WTI less sour crude oil at U.S. Gulf Coast (g).....     $ 3.58            $ 2.33           $ 1.25
  WTI less ANS crude oil.............................     $ 1.41            $ 1.51           $(0.10)

Products:
  U.S. Gulf Coast:
    Conventional 87 gasoline less WTI................     $ 5.35            $ 4.42           $ 0.93
    No. 2 fuel oil less WTI..........................     $ 3.18            $ 0.83           $ 2.35
    Propylene less WTI...............................     $ 4.89            $ 2.87           $ 2.02
  U.S. Mid-Continent:
    Conventional 87 gasoline less WTI ...............     $ 7.13            $ 5.48           $ 1.65
    Low-sulfur diesel less WTI.......................     $ 5.31            $ 2.41           $ 2.90
  U.S. Northeast:
    Conventional 87 gasoline less WTI................     $ 4.77            $ 3.68           $ 1.09
    No. 2 fuel oil less WTI..........................     $ 5.53            $ 1.88           $ 3.65
    Lube oils less WTI...............................    $ 22.81           $ 15.37           $ 7.44
  U.S. West Coast:
    CARB 87 gasoline less ANS........................    $ 14.67           $ 11.37           $ 3.30
    Low-sulfur diesel less ANS.......................     $ 6.52            $ 4.46           $ 2.06
---------------------

The following notes relate to references on pages 36 through 39.
(a) On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(b) EBITDA is a non-GAAP measure, the reconciliation of which is included in "Results of Operations - Corporate Expenses and Other."
(c) The ratio of EBITDA to interest incurred is a non-GAAP measure and is calculated by dividing EBITDA by interest and debt expense incurred as reflected in the consolidated statements of income.
(d) Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(e) The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(f) The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt's Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero's operations and profitability.
(g) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero's net income for the six months ended June 30, 2003 was $298.8 million, or $2.59 per share, compared to a net loss of $27.3 million, or $0.26 per share, for the six months ended June 30, 2002.

Operating revenues increased 45% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $532.2 million from the first six months of 2002 to the first six months of 2003 due to a $495.1 million increase in the refining segment and a $70.4 million increase in the retail segment, partially offset by a $33.3 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero's refining segment increased from $174.8 million for the six months ended June 30, 2002 to $669.9 million for the six months ended June 30, 2003, resulting from a 13% increase in refining throughput volumes and a 44% increase in refining throughput margin per barrel.

The increase in throughput margin was due to the following factors:
     o Gasoline and distillate margins increased in the first six months of 2003 compared to the same period in 2002 due to good demand and lower inventory levels. Demand for distillates improved significantly in 2003 due to colder winter weather in the Northeast and fuel switching demand caused by high natural gas prices. Refined product inventories were lower than the high inventory levels that existed during the first six months of 2002 due to the good demand combined with lower refinery production rates resulting from a large number of maintenance turnarounds in the refining industry in the first quarter of 2003 and the continuing impact of the oil workers' strike in Venezuela in early 2003, which caused many refiners to reduce production due to uneconomic operating conditions. The high inventory levels in 2002 were caused by weak economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand following the September 11, 2001 terrorist attacks.
     o Discounts on Valero's sour crude oil feedstocks increased for the six months ended June 30, 2003 compared to the first six months of 2002 due mainly to weak discounts in 2002 resulting from crude oil production cuts by OPEC and limited availability of Iraqi sour crude oil in the world market.
     o Valero's throughput volumes for 2003 were higher than 2002, as seven of Valero's refineries were affected by turnaround activities during the first six months of 2002, which significantly reduced refinery utilization rates. Also during 2002, production at several refineries was cut by as much as 25% due to uneconomic operating conditions.
Partially offsetting the above increases in throughput margin were the effects of Valero ceasing consolidation of Valero L.P. commencing in March 2003 and more unplanned downtime in the first six months of 2003 at certain of Valero's refineries.

Refining operating expenses were 20% higher for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due primarily to higher energy costs and increases in employee compensation, maintenance, insurance and ad valorem taxes. Due to an increase in throughput volumes, the operating cost increase on a per barrel basis was 6%, or $0.14, between the periods.

Retail

Retail operating income was $121.2 million for the six months ended June 30, 2003 compared to $50.8 million for the six months ended June 30, 2002. The increase in retail operating income was primarily related to higher retail fuel margins in both the U.S. and Northeast retail systems.

Corporate Expenses and Other

Administrative expenses increased $34.9 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase was due mainly to the recognition of variable compensation expense of approximately $15 million in 2003 in anticipation of the payment of year-end bonuses for 2003. No variable compensation expense was recognized during the first six months of 2002 because Valero reported a net loss for the period. The remainder of the increase was attributable primarily to increases in salary and benefits expense, litigation costs and environmental reserves related to certain non-operating sites.

Equity in earnings of Valero L.P. represents Valero's equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. In April 2003, Valero's ownership interest in Valero L.P. was further reduced to 48.2% as a result of the issuance of 581,000 additional common units of Valero L.P. upon the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance.

Other income, net decreased $10.5 million due mainly to:
     o an increased loss of $4.9 million related to foreign currency exchange contracts;
     o the initial recognition of an asset retirement obligation of $4.2 million as required by FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which Valero adopted effective January 1, 2003; and
     o the payment of a $3.8 million premium associated with the early redemption in June 2003 of $100 million of 8% debentures which were due in 2023.
These decreases were partially offset by a $3.6 million increase in interest income on the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business in the second quarter of 2002.

Net interest and debt expense increased $11.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due mainly to the issuance of $1.8 billion of fixed-rate debt during April 2002 at an average rate of approximately 7%, which replaced a majority of the floating-rate debt outstanding as of March 31, 2002 that carried a lower interest rate, and an increase in average borrowings outstanding. The effects of these increases in interest expense were partially offset by reduced interest expense associated with the capital leases from El Paso Corporation resulting from Valero's exercise in February 2003 of its option to purchase the leased assets.

Income tax expense increased $199.1 million from the first six months of 2002 to the first six months of 2003 mainly as a result of higher operating income.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2003           2002
                                                      ----           ----

Net income (loss)...........................       $ 298.8        $ (27.3)
Income tax expense (benefit)................         183.1          (16.0)
Depreciation and amortization expense.......         236.8          227.0
Interest and debt expense, net..............         138.3          126.9
Other amortizations.........................          (0.8)          (1.0)
                                                     -----          -----
 EBITDA.....................................       $ 856.2        $ 309.6
                                                     =====          =====

Valero's rationale for using the financial measure of EBITDA, which is not defined under United States generally accepted accounting principles, is discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 2002 Compared to 2001 - Corporate Expenses and Other".

OUTLOOK

As of early August 2003, gasoline and distillate inventories continued to remain below year-ago and five-year average levels. Early in the third quarter, gasoline demand is slightly improved compared to the same time in 2002, and gasoline imports have moderated from recent highs as the Euroopean market has strengthened. With refiners focusing on gasoline production during the remainder of the summer, Valero does not expect distillate inventories to rebuild to five-year average levels before winter.

In regard to feedstocks, Valero's sour crude oil discounts for July narrowed to $2.55 per barrel, as compared to an average of $3.88 per barrel for the second quarter of 2003, due to the absence of Iraqi crude oil from the market. Sour crude oil discounts for August and September have improved to $3.20 per barrel and $3.68 per barrel, respectively. As a result, the sour crude oil discount for the third quarter is expected to average $3.14 per barrel, which is below the second quarter of 2003 level. As world events stabilize and Iraqi crude oil exports increase further, additional sour crude oil should return to the market and sour crude oil discounts are expected to continue to improve. In addition, natural gas costs have declined thus far in the third quarter from second quarter levels, which is expected to lower Valero's feedstock costs and operating expenses.

In regard to Valero's refinery operations, certain unplanned downtime that began late in the second quarter at the Texas City and Benicia Refineries continued to result in lower production rates at those refineries through July and part of August. With the inclusion of the St. Charles Refinery's throughput volumes in the third quarter, it is expected that Valero's throughput volumes will increase approximately 10% compared to the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2003 and 2002
Net cash provided by operating activities for the six months ended June 30, 2003 was $739.7 million compared to $22.7 million for the six months ended June 30, 2002. The $717.0 million increase in cash generated from operating activities was due primarily to:
     o the significant increase in operating income as discussed above under "Results of Operations" and
     o $199.4 million of cash generated from changes in working capital during 2003 while $79.4 million was required for working capital purposes during 2002 as described in Note 10 of Notes to Consolidated Financial Statements for both periods.

The favorable change in working capital for the first six months of 2003 included a decrease in receivables of $350 million resulting from the sale of additional receivables under Valero's accounts receivable sales program. This favorable change in working capital was partially offset by a 7.5 million barrel increase in inventories resulting somewhat from downtime experienced at certain of Valero's refineries in the second quarter of 2003 and seasonal increases in certain refined product inventories.

The net cash provided by operations combined with approximately $300 million of proceeds from the issuance of senior notes in June 2003, $250 million of proceeds  from the  issuance  of common  stock in March  2003,  $350  million of proceeds from the sale of certain assets to Valero L.P. and $137 million resulting from the redemption of Valero L.P. common units held by Valero were used to:
     o    repay  debt  and  capital  lease  obligations  of  approximately  $700 million,
     o fund capital expenditures and deferred turnaround and catalyst costs of $523.9 million, earn-out payments of $35.0 million and acquisitions of $15.1 million,
     o redeem $200 million of company-obligated preferred securities of subsidiary trusts, and
     o    pay common stock  dividends of $22.2  million.

In addition, Valero's cash balance increased by $318.6 million from December 31, 2002 to June 30, 2003.

During the six months ended June 30, 2002, cash and temporary cash investments increased $91.5 million as Valero received $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture, $925.0 million from the sale of the Golden Eagle Business, and $1.8 billion from the sale of senior notes. Valero used these proceeds together with $314.7 million of short-term borrowings to:
     o fund the $2.1 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
     o    repay long-term debt of $547.1 million,
     o fund capital expenditures, deferred turnaround and catalyst costs and earn-out payments of $516.8 million,
     o fund $183.5 million of cash flows related to the Golden Eagle Business, primarily capital expenditures and deferred turnaround costs, and
     o    pay $21.1 million of common stock dividends.

Acquisition of St. Charles Refinery
On July 1, 2003, Valero completed the purchase of the St. Charles Refinery from Orion. The purchase price for the refinery was $400 million, plus $148.4 million for refinery hydrocarbon inventories based on market prices at the time of closing. Consideration for the purchase, including various transaction costs incurred and warehouse inventories acquired, consisted of $307.6 million in cash and $250 million face value of 2% mandatory convertible preferred stock (10 million shares with a stated value of $25.00 per share), of which $21.1 million is held in escrow pending the satisfaction of certain conditions stipulated in the purchase agreement. The purchase agreement for the refinery also provides for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

On July 11, 2003, Valero filed a registration statement on Form S-3 with the SEC to register the 2% mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock.

Capital Investments

During the six months ended June 30, 2003, Valero expended $458.5 million for capital expenditures and $65.4 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2003 included:
     o approximately $150 million to purchase one of Valero's current headquarters buildings and certain convenience stores, which were previously subject to structured lease arrangements (see Note 15 of Notes to Consolidated Financial Statements).
     o $149.5 million to begin funding construction of new gasoline desulfurization units at the Texas City, Paulsboro, Jean Gaulin and Corpus Christi West Refineries in response to new low-sulfur regulations.

In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997 and the Paulsboro Refinery in 1998, the sellers are entitled to receive payments in any of the ten years and five years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2003, Valero made an earn-out contingency payment to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. of $35.0 million. Based on estimated margin levels through mid-September 2003, earn-out payments related to the Paulsboro Refinery of approximately $8 million would be due to ExxonMobil during 2003.

For 2003,  Valero  expects  to incur  approximately  $1.1  billion  for  capital investments, including approximately $1 billion for capital expenditures (approximately $500 million of which is for environmental projects) and approximately  $100 million for deferred  turnaround  and  catalyst  costs.  The capital expenditure estimate excludes approximately $150 million and $60 million, respectively, related to a coker facility at the Texas City Refinery and the planned expansion of the former UDS headquarters facility, which will be Valero's new corporate headquarters. The coker and headquarters facilities are being funded through structured lease arrangements. The capital expenditure estimate also excludes anticipated expenditures for acquisitions, approximately $43 million related to the earn-out contingency agreements discussed above, the funding of a crude oil pipeline construction project through a joint venture with GulfTerra of approximately $100 million, and the purchase of one of Valero's current headquarters buildings and certain convenience stores for approximately $150 million that were previously funded under structured lease arrangements as discussed above. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
Valero's contractual obligations include obligations for long-term debt, operating leases, purchase obligations and company-obligated preferred securities of a subsidiary trust. In February 2003, Valero exercised its option to purchase the Corpus Christi East Refinery and related refined product logistics business, which were operated under capital leases since June 2001. On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option. The net proceeds from this offering of $296.8 million were used to redeem $200 million of 8.32% Trust Originated Preferred Securities and $100 million of 8% debentures due 2023. No other significant changes in the terms of Valero's contractual obligations occurred during the six months ended June 30, 2003.

None of Valero's agreements have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of a downgrade of Valero's senior unsecured debt by both Moody's Investors Service and Standard & Poor's Ratings Services, borrowings under some of Valero's bank credit facilities, structured leases and other arrangements would become more expensive.

PEPS Units
Valero's company-obligated preferred securities of a subsidiary trust represent $172.5 million of 7 3/4% Premium Equity Participating Security Units (PEPS Units) (6.9 million units at $25.00 per unit). The PEPS Units were issued in 2000 by Valero under a shelf registration statement. Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The settlement of 6.9 million purchase contracts will result in the issuance of approximately 4.9 million shares of Valero common stock at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero's senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes are remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $159 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing of the senior deferrable notes was deemed to have occurred. The $159 million of senior deferrable notes surrendered to Valero to satisfy the holders' purchase contract obligations will be retained by Valero in full satisfaction of the holders' obligations under the purchase contracts and will be canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes will remain outstanding for their remaining two-year term, and the interest rate for these ntoes will be 6.797%.

Other Commercial Commitments
As of June 30, 2003, Valero's committed lines of credit included (in millions):

                                                 Borrowing
                                                  Capacity         Expiration
                                                  --------         ----------
  364-day revolving credit facility.........        $ 750.0       November 2003
  5-year revolving credit facility..........        $ 750.0       December 2006
  Canadian revolving credit facility........    Cdn $ 115.0         July 2005

Under Valero's revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 42.6% as of June 30, 2003. For purposes of this computation, 20% of the $172.5 million of aggregate liquidation amount of trust preferred securities issued as part of the PEPS Units was included as debt.

As of June 30, 2003, Valero had $150.0 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $238.3 million of letters of credit outstanding under its committed facilities and Cdn. $7.9 million of letters of credit outstanding under its Canadian facility.

Valero believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. Valero believes that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings. However, there can be no assurances regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero.

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

On April 11, 2003,  the  underwriters  of the common unit offering  discussed in
Note 3 elected to exercise a portion of their overallotment option by purchasing 581,000 additional common units of Valero L.P. On April 16, 2003, Valero L.P. closed on the exercise of the overallotment option, which reduced Valero's ownership of Valero L.P. from 49.5% to 48.2%. Valero's ownership interest was further reduced to 45.8% as a result of the issuance by Valero L.P. of an additional 1,236,250 common units on August 11, 2003.

Pension Plan Funded Status
During the first six months of 2003, Valero contributed approximately $21 million to its qualified pension plans. Valero expects to make an additional contribution to these pension plans of $98 million prior to September 15, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of June 30, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Structured Lease Arrangements
Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. After the initial lease term, the leases may be extended by agreement of the parties. Valero uses these structured lease arrangements to provide additional liquidity to fund its ongoing operations. Except for the purchase of one of Valero's current headquarters buildings for approximately $23 million in April 2003 and the purchase of certain convenience stores for approximately $215 million in June 2003, Valero believes that it is not reasonably likely that it will purchase assets subject to the structured lease arrangements at any time during their lease terms and would likely renew, to the extent that it can, the leases for such assets under similar arrangements. See Note 2 of Notes to Consolidated Financial Statements for a discussion of FIN 46.

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to an MTBE facility lease assumed by Tesoro, which totaled approximately $40 million as of June 30, 2003. This lease expires in 2010.

Valero's structured lease arrangements permit Valero to sell the leased properties to a third party, in which case the leases provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of June 30, 2003, the maximum residual value guarantee under Valero's structured lease arrangements was approximately $398 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero's derivative commodity instruments as of June 30, 2003 and December 31, 2002 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
     o fair value hedges held to hedge refining inventories and unrecognized firm commitments,
     o cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales,
     o    economic hedges held to:
          o    manage price volatility in refined product inventories, and
          o manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
     o    trading activities held or issued for trading purposes.

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




                                                                      June 30, 2003
                                         ----------------------------------------------------------------------------
                                                       Wtd Avg       Wtd Avg
                                         Contract        Pay         Receive       Contract       Fair           Gain
                                          Volumes       Price         Price          Value        Value         (Loss)
                                          -------       -----         -----          -----        -----          ----
Fair Value Hedges:
Futures - long:
 2003 (crude oil and refined products)    17,051       $ 28.74           N/A       $ 490.1      $ 512.4        $ 22.3
Futures - short:
 2003 (crude oil and refined products)    24,784           N/A       $ 28.47         705.6        746.0         (40.4)

Cash Flow Hedges:
Swaps - long:
 2003 (crude oil and refined products)    40,661         25.08         26.88           N/A         73.3          73.3
 2004 (crude oil and refined products)     6,600         25.24         25.93           N/A          4.5           4.5
Swaps - short:
 2003 (crude oil and refined products)    37,286         32.11         30.61           N/A        (56.0)        (56.0)
 2004 (crude oil and refined products)     6,600         30.33         29.57           N/A         (5.0)         (5.0)
Futures - long:
 2003 (crude oil and refined products)    31,264         29.25           N/A         914.4        956.3          41.9
 2004 (crude oil and refined products)        76         30.15           N/A           2.3          2.4           0.1
Futures - short:
 2003 (crude oil and refined products)    29,005           N/A         29.91         867.5        905.8         (38.3)
 2004 (crude oil and refined products)         2           N/A         29.23             -            -             -

Economic Hedges:
Swaps - long:
 2003 (crude oil and refined products)    13,160         19.44         20.78           N/A         17.6          17.6
 2004 (crude oil and refined products)        52         10.14         10.17           N/A            -             -
 2003 (natural gas)                        1,840          5.68          5.62           N/A            -             -
 2004 (natural gas)                          600          5.68          5.75           N/A            -             -
Swaps - short:
 2003 (crude oil and refined products)    23,310         12.79         11.98           N/A        (18.8)        (18.8)
 2004 (crude oil and refined products)        32          0.20          0.58           N/A            -             -
Futures - long:
 2003 (crude oil and refined products)    17,406         32.59           N/A         567.3        588.4          21.1
 2004 (crude oil and refined products)       157         30.33           N/A           4.8          5.0           0.2
Futures - short:
 2003 (crude oil and refined products)    20,628           N/A         32.08         661.7        687.9         (26.2)
 2003 (natural gas)                        2,490           N/A          5.93          14.8         13.6           1.2
Options - long:
 2003 (crude oil and refined products)    12,397          6.93           N/A          (1.6)         0.8           2.4
 2004 (crude oil and refined products)       252          0.66           N/A             -          0.1           0.1
Options - short:
 2003 (crude oil and refined products)     9,038           N/A         20.56           0.1          1.5          (1.4)
 2004 (crude oil and refined products)        59           N/A          0.59             -            -             -

Trading Activities:
Swaps - long:
 2003 (crude oil and refined products)    11,230         13.12         14.04           N/A         10.4          10.4
 2004 (crude oil and refined products)     1,500          7.57          7.75           N/A          0.3           0.3
Swaps - short:
 2003 (crude oil and refined products)    12,555         13.01         12.39           N/A         (7.7)         (7.7)
 2004 (crude oil and refined products)     1,575          9.39          8.95           N/A         (0.7)         (0.7)
Futures - long:
 2003 (crude oil and refined products)    18,329         30.22           N/A         553.9        574.4          20.5
 2004 (crude oil and refined products)     1,206         24.39           N/A          29.4         30.3           0.9
 2003 (natural gas)                          390          5.82           N/A           2.3          2.1          (0.2)
Futures - short:
 2003 (crude oil and refined  products)   18,379           N/A         29.33         539.1        573.9         (34.8)
 2004 (crude oil and refined  products)    1,106           N/A         24.25          26.8         28.0          (1.2)
 2003 (natural gas)                          390           N/A          5.72           2.2          2.1           0.1
Options - long:
 2003 (crude oil and refined  products)    3,303          5.70           N/A          (0.2)         1.1           1.3
 2004 (crude oil and refined  products)    2,553          6.77           N/A             -         (0.2)         (0.2)
Options - short:
 2003 (crude oil and refined  products)    1,328           N/A          3.50          (0.7)         0.1          (0.8)
 2004 (crude oil and refined  products)      193           N/A          0.70             -          0.1          (0.1)




                                                                    December 31, 2002
                                         -----------------------------------------------------------------------------
                                                          Wtd Avg         Wtd Avg
                                           Contract         Pay           Receive       Contract       Fair         Gain
                                           Volumes         Price           Price          Value        Value       (Loss)
                                           -------         -----           -----          -----        -----        ----
Fair Value Hedges:
Futures - long:
 2003 (crude oil and refined products)      13,290        $ 31.23            N/A        $ 415.0      $ 426.8      $ 11.8
Futures - short:
 2003 (crude oil and refined products)      15,070            N/A        $ 30.85          464.9        492.3       (27.4)

Cash Flow Hedges:
Swaps - long:
 2003 (crude oil and refined products)      26,820          26.45          26.98            N/A         14.4        14.4
Swaps - short:
 2003 (crude oil and refined products)      26,520          31.27          30.58            N/A        (18.1)      (18.1)
Futures - long:
 2003 (crude oil and refined products)      16,556          30.22            N/A          500.4        516.6        16.2
Futures - short:
 2003 (crude oil and refined products)      13,599            N/A          29.02          394.7        424.9       (30.2)

Economic Hedges:
Swaps - long:
 2003 (crude oil and refined products)       4,716           1.19           0.81            N/A         (1.8)       (1.8)
Swaps - short:
 2003 (crude oil and refined products)      21,651           3.00           3.18            N/A          3.8         3.8
Futures - long:
 2003 (crude oil and refined products)      20,161          33.31            N/A          671.5        687.8        16.3
Futures - short:
 2003 (crude oil and refined products)      20,178            N/A          32.21          649.9        675.8       (25.9)
Options - long:
  2003 (crude oil and refined products)      5,414           3.73            N/A           (0.4)        (0.5)       (0.1)
Options - short:
 2003 (crude oiland refined products)        3,800            N/A           3.50           (0.9)        (0.9)          -

Trading Activities:
Swaps - long:
 2003 (crude oil and refined products)       6,150           8.83           9.63            N/A          4.9         4.9
 2004 (crude oil and refined products)         450           2.91           3.03            N/A          0.1         0.1
Swaps - short:
 2003 (crude oil and refined products)      10,900           7.21           6.70            N/A         (5.6)       (5.6)
 2004 (crude oil and refined products)         300           4.03           3.75            N/A         (0.1)       (0.1)
Futures - long:
 2003 (crude oil and refined products)       8,866          30.80            N/A          273.0        286.1        13.1
 2003 (natural gas)                            950           4.78            N/A            4.5          4.4        (0.1)
Futures - short:
 2003 (crude oil and refined products)       7,524            N/A          29.85          224.6        244.2       (19.6)
 2003 (natural gas)                            250            N/A           4.42            1.1          1.2        (0.1)
Options - long:
 2003 (crude oil and refined products)       4,332          13.45            N/A           (0.4)         2.1         2.5
 2003 (natural gas)                            400           3.00            N/A              -            -           -
Options - short:
 2003 (crude oil and refined products)       2,564            N/A           5.00           (2.7)         0.6        (3.3)
 2003 (natural gas)                            250            N/A           4.00            0.1          0.2        (0.1)


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


                                                                        June 30, 2003
                                 ---------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                          There-                      Fair
                                   2003        2004      2005      2006       2007        after         Total         Value
                                   ----        ----      ----      ----       ----        -----         -----         -----
Long-term Debt:
 Fixed rate...................    $25.4       $1.4     $397.4     $301.4     $351.4      $2,978.5     $4,055.5      $4,535.7
   Average interest rate......      8.3%       5.1%       8.8%       7.4%       6.1%          7.0%         7.0%
 Floating rate................    $15.0        $ -        $ -     $435.0        $ -           $ -       $450.0        $450.0
   Average interest rate......      2.7%         -          -        2.3%         -             -          2.3%

Interest Rate Swaps
 Fixed to Floating:
  Notional amount.............      $ -        $ -        $ -     $125.0     $225.0        $392.0       $742.0         $23.2
   Average pay rate...........      3.3%       3.7%       4.8%       5.5%       6.0%          6.4%         5.6%
   Average receive rate.......      6.4%       6.4%       6.4%       6.4%       6.2%          6.0%         6.1%


                                                                      December 31, 2002
                                 ---------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                          There-                      Fair
                                   2003        2004      2005      2006       2007        after         Total         Value
                                   ----        ----      ----      ----       ----        -----         -----         -----
Long-term Debt:
 Fixed rate...................    $30.4       $1.9     $397.9     $302.0     $352.0      $2,885.5     $3,969.7      $4,081.0
   Average interest rate......      8.1%       5.8%       8.8%       7.4%       6.2%          7.2%         7.2%
 Floating rate................   $150.0        $ -        $ -     $600.0        $ -           $ -       $750.0        $750.0
   Average interest rate......      2.7%         -          -        2.5%         -             -          2.5%

Interest Rate Swaps
 Fixed to Floating:
  Notional amount.............      $ -        $ -     $150.0     $125.0     $225.0        $100.0       $600.0         $21.6
   Average pay rate...........      3.6%       4.4%       5.4%       6.2%       6.4%          6.0%         5.4%
   Average receive rate.......      6.6%       6.6%       6.6%       6.7%       6.4%          6.9%         6.7%


FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations that Valero intends to redeem in the future. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. As of June 30, 2003 and December 31, 2002, these contracts had a fair value of $(26.9) million and $6.1 million, respectively. For the six months ended June 30, 2003, Valero recognized a $33.5 million loss on these contracts, which was offset by a gain of $29.6 million recognized in income from the effect of the exchange rate fluctuation on the hedged asset. As of June 30, 2003, $202.5 million of these contracts remain outstanding and mature as follows (in millions):

                     Year Ending        Notional
                     December 31,        Amount
                     ------------        ------
                     2004.......        $  37.9
                     2005.......           31.7
                     2006.......           38.1
                     2007.......           94.8
                                          -----
                     Total......        $ 202.5
                                          =====

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Valero's principal executive officer and principal financial officer have evaluated Valero's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of Valero's disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes in internal control over financial reporting.

     There have been no changes in Valero's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Michigan Department of Environmental Quality, et al. v. Imlay City Gas & Oil, Inc. and TPI Petroleum, Inc., 30th State Judicial Circuit Court, Ingham County, Michigan (filed June 28, 2002) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2002). This was a civil action brought by the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality (MDEQ) to enforce an Administrative Order for Response Activity issued by the MDEQ. The Administrative Order sought specific actions from the defendants to abate and remedy releases of alleged hazardous substances from a retail station in Tuscola County, Michigan. The named defendants were the present and prior owners of the station. TPI Petroleum, Inc. (TPI) is a wholly owned subsidiary of Valero. TPI sold the station in 1993 to Imlay City Gas & Oil, Inc. (Imlay). Imlay is not affiliated with Valero. In June 2003, the court dismissed TPI from the lawsuit.

New Mexico Environment Department (Tucumcari terminal). Valero received a notice of violation on June 16, 2003 from the New Mexico Environment Department (NMED) concerning an alleged violation of Title V of the Clean Air Act at Valero L.P.'s refined products terminal in Tucumcari, New Mexico. NMED alleges that the terminal operated as a Title V source from December 14, 1994 through September 6, 1998, and that the terminal failed to apply for a Title V permit during that time period. The NOV includes a maximum penalty of $20 million (based on an aggregate 1,357 days of alleged noncompliance), but NMED has offered to settle the matter for $113,400. Valero is assessing its defenses to NMED's claims and is negotiating with NMED to resolve the matter. Because this matter relates to a period prior to Valero L.P.'s ownership of the Tucumcari terminal, Valero will remain responsible for any costs related to resolution of the matter.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi West Refinery). Valero received a notice of enforcement dated July 7, 2003 from the TCEQ effectively consolidating five prior notices of violation relating to Valero's Corpus Christi West Refinery. The notice alleges certain unauthorized air emissions and record-keeping violations in 2000 and 2001 and assesses an administrative penalty of $103,625. Valero is negotiating with the TCEQ to settle this matter.

TCEQ (Texas City Refinery). Valero received a notice of enforcement dated July 18, 2003 from the TCEQ relating to a wastewater treatment facility operated by Valero in connection with the operations of its Texas City Refinery. The notice alleges noncompliance with certain effluent limitations and monitoring requirements in 2002 in violation of the Texas Water Code and Texas Administrative Code and assesses an administrative penalty of $146,850. Valero is assessing its defenses to the TCEQ's claims and expects to negotiate with the TCEQ to resolve this matter.


Item 2.  Changes in Securities and Use of Proceeds

          (a) Title of class of registered securities: UDS Capital I 8.32% Trust Originated Preferred Securities. On June 30, 2003, Valero redeemed all $200 million of the outstanding 8.32% Trust Originated Preferred Securities issued by UDS Capital I (a wholly owned subsidiary trust of Valero). The redemption was funded with part of the proceeds from Valero's issuance on June 4, 2003 of $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement.

          (b) Issuance of Valero Preferred Stock. On July 1, 2003, Valero issued 10 million shares of its 2% mandatory convertible preferred stock (liquidation preference $25 per share) (Convertible Preferred Stock). A registration statement was filed with the SEC on Form S-3 (Registration No. 333-106949) with respect to these securities on July 11, 2003. Valero will pay annual dividends on each share of Convertible Preferred Stock in the amount of $0.50 when, as and if declared by its board of directors. Dividends will be paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter. The Convertible Preferred Stock will rank with respect to dividend rights and rights upon Valero's liquidation, winding-up or dissolution as follows:
     (i) senior to all common stock and to all other capital stock of Valero issued in the future that ranks junior to the Convertible Preferred Stock;
     (ii) on a parity with any of Valero's capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the Convertible Preferred Stock; and (iii) junior to all of Valero's capital stock the terms of which expressly provide that such capital stock will rank senior to the Convertible Preferred Stock.

Item 4.   Submission of Matters to a Vote of Security Holders

Valero's annual meeting of stockholders was held April 24, 2003. Matters voted on at the meeting and the results thereof are as follows:

          (a) a proposal to elect three Class III directors to serve until the 2006 annual meeting was approved as follows:

           Directors                        Affirmative            Withheld
           ---------                        -----------            --------
           Jerry D. Choate..............     92,422,011           4,550,568
           Robert G. Dettmer............     92,410,537           4,562,042
           Susan Kaufman Purcell........     96,047,761             924,818

          (b) a proposal to ratify the appointment of Ernst & Young LLP as independent public accountants to examine Valero's accounts for the year 2003 was approved as follows:

                 Affirmative             Negative              Withheld
                 -----------             --------              --------
                 93,412,083              3,447,408             113,088

     There were no broker non-votes on either of these matters. Directors whose terms of office continued after the annual meeting were: E. Glenn Biggs, W.E. "Bill" Bradford, Ronald K. Calgaard, Ruben M. Escobedo, William E. Greehey and Bob Marbut.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibit 2.1 Purchase and Sale Agreement dated as of May 13, 2003 among Orion Refining Corporation, Valero Energy Corporation and Valero Refining - New Orleans, L.L.C., as amended by the First Amendment to the Purchase and Sale Agreement dated as of June 13, 2003, and by the Second Amendment to the
                    Purchase  and  Sale  Agreement  dated  as of  July  1,  2003
                    (incorporated by reference to Exhibit 2.1 to Valero's Registration Statement on Form S-3, filed July 11, 2003 (SEC file no. 333-106949))

     Exhibit 4.1 Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 4.2.1 to Valero's Registration Statement on Form S-3, filed July 11, 2003 (SEC file no. 333-106949))

     Exhibit 4.2    Form  of  Preferred  Stock  (incorporated  by  reference  to
                    Exhibit 4.2.2 to Valero's Registration Statement on Form S-3, filed July 11, 2003 (SEC file no. 333-106949))

     Exhibit 10.1 Valero Energy Corporation 2003 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Valero's Registration Statement on Form S-8, filed June 27, 2003 (SEC file no. 333-106620))

     Exhibit 12.1   Statement  of  Computation  of  Ratio of  Earnings  to Fixed
                    Charges

     Exhibit 31.1 Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

     Exhibit 32.1 Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K.

     (i) On April 22, 2003, Valero furnished pursuant to Regulation FD a Current Report on Form 8-K dated April 22, 2003 reporting Item 12 (under Item 9 for EDGAR System purposes) and furnishing a copy of Valero's press release relating to its earnings announcement for the first quarter of 2003. Financial statements were not filed with this report.

     (ii) On June 4, 2003, Valero filed a Current Report on Form 8-K dated May 30, 2003 reporting Item 5 (Other Events) in connection with Valero's execution of an underwriting agreement for the public offering of $300,000,000 aggregate principal amount of its 4.75% Notes due 2013 (the "Notes"). The Notes were issued under an Indenture dated December 12, 1997 between the Company and The Bank of New York, as Trustee. The Notes were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement of Valero, VEC Trust III and VEC Trust IV (Registration Nos. 333-84820, 333-84820-1 and 333-84820-2). Financial statements were not filed with this report.

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




Date: August 14, 2003