Form 10-Q
period 2003-09-30
VALERO ENERGY CORP/TX
filed 2003-11-14
CIK 1035002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ______________________

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


The number of shares of the registrant's only class of common stock, $0.01 par value, outstanding as of October 31, 2003 was 120,267,566.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                              Page
   Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002..........       3

     Consolidated Statements of Income for the Three and Nine Months
      Ended September 30, 2003 and 2002..................................................       4

     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2003 and 2002..................................................       5

     Consolidated Statements of Comprehensive Income for the
      Three and Nine Months Ended September 30, 2003 and 2002............................       6

     Notes to Consolidated Financial Statements..........................................       7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...............................................................      29

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................      51

   Item 4.  Controls and Procedures......................................................      56

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................      57

   Item 2.  Changes in Securities and Use of Proceeds....................................      60

   Item 6.  Exhibits and Reports on Form 8-K.............................................      60

SIGNATURE................................................................................      63


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Millions of Dollars, Except Par Value)

                                                                          September 30,     December 31,
                                                                              2003             2002
                                                                              ----             ----
                             ASSETS                                       (Unaudited)
Current assets:
 Cash and temporary cash investments..................................     $    309.6        $    378.9
 Restricted cash......................................................           25.5              30.3
 Receivables, net.....................................................        1,183.3           1,558.2
 Inventories..........................................................        2,092.3           1,436.1
 Current deferred income tax assets...................................           87.5              95.3
 Prepaid expenses and other current assets............................           64.2              37.6
                                                                             --------          --------
   Total current assets...............................................        3,762.4           3,536.4
                                                                             --------          --------

Property, plant and equipment, at cost................................        9,231.9           8,640.9
Accumulated depreciation..............................................       (1,436.7)         (1,228.9)
                                                                             --------          --------
 Property, plant and equipment, net...................................        7,795.2           7,412.0
                                                                             --------          --------

Intangible assets, net................................................          341.5             341.1
Goodwill..............................................................        2,453.6           2,580.0
Investment in Valero L.P..............................................          263.8                 -
Deferred charges and other assets, net................................          632.2             595.7
                                                                             --------          --------
     Total assets.....................................................     $ 15,248.7        $ 14,465.2
                                                                             ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt, current portion of long-term debt and capital lease
     obligations......................................................     $     24.3        $    476.7
 Accounts payable.....................................................        2,136.1           1,825.0
 Accrued expenses.....................................................          379.3             294.2
 Taxes other than income taxes........................................          300.8             368.1
 Income taxes payable.................................................           75.2              42.7
                                                                             --------          --------
     Total current liabilities........................................        2,915.7           3,006.7
                                                                             --------          --------

Long-term debt, less current portion..................................        4,341.7           4,494.1
                                                                             --------          --------
Deferred income tax liabilities.......................................        1,595.2           1,301.0
                                                                             --------          --------
Other long-term liabilities...........................................          830.7             866.6
                                                                             --------          --------
Commitments and contingencies (Note 17)

Company-obligated preferred securities of subsidiary trusts...........              -             372.5
                                                                             --------          --------
Minority interest in Valero L.P.......................................              -             116.0
                                                                             --------          --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 20,000,000 shares authorized;
    10,000,000 and 0 shares issued....................................          180.1                 -
  Common stock, $0.01 par value; 300,000,000 shares authorized;
    119,763,576 and 108,198,992 shares issued ........................            1.2               1.1
  Additional paid-in capital..........................................        3,882.3           3,436.7
  Treasury stock, at cost; 0 and 1,061,714 shares.....................              -             (42.0)
  Retained earnings...................................................        1,368.5             913.6
  Accumulated other comprehensive income (loss).......................          133.3              (1.1)
                                                                             --------          --------
    Total stockholders' equity........................................        5,565.4           4,308.3
                                                                             --------          --------
    Total liabilities and stockholders' equity........................     $ 15,248.7        $ 14,465.2
                                                                             ========          ========

                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Millions of Dollars, Except per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                         -------------                   -------------
                                                         2003          2002            2003          2002
                                                         ----          ----            ----          ----

Operating revenues..................................  $ 9,922.3     $ 8,118.8      $ 28,459.2     $ 20,930.2
                                                        -------       -------        --------       --------

Costs and expenses:
 Cost of sales......................................    8,749.9       7,309.1        25,163.5       18,705.9
 Refining operating expenses........................      437.5         334.8         1,202.4          973.3
 Retail selling expenses............................      176.0         174.0           518.9          510.3
 Administrative expenses............................       76.3          62.7           222.5          175.2
 Depreciation and amortization expense..............      125.2         107.9           362.0          334.9
                                                        -------       -------        --------       --------
   Total costs and expenses.........................    9,564.9       7,988.5        27,469.3       20,699.6
                                                        -------       -------        --------       --------

Operating income....................................      357.4         130.3           989.9          230.6
Equity in earnings of Valero L.P....................        9.7             -            20.4              -
Other income (expense), net.........................       (0.3)          6.4            (5.9)          11.3
Interest and debt expense:
 Incurred...........................................      (70.2)        (81.8)         (217.7)        (218.0)
 Capitalized........................................        7.1           3.9            16.3           13.2
Minority interest in net income of Valero L.P.......          -          (3.8)           (2.4)         (10.4)
Distributions on preferred securities of
 subsidiary trusts..................................       (1.8)         (7.5)          (16.8)         (22.5)
                                                        -------       -------        --------       --------
Income before income tax expense....................      301.9          47.5           783.8            4.2
Income tax expense..................................      110.8          17.7           293.9            1.7
                                                        -------       -------        --------       --------

Net income..........................................      191.1          29.8           489.9            2.5

Preferred stock dividends...........................        1.3             -             1.3              -
                                                        -------       -------        --------       --------

Net income applicable to common stock...............  $   189.8     $    29.8      $    488.6     $      2.5
                                                        =======       =======        ========       ========

Earnings per common share...........................     $ 1.62        $ 0.28          $ 4.32         $ 0.02
  Weighted average common shares outstanding
   (in millions)....................................      116.9         105.9           113.0          105.6

Earnings per common share
 - assuming dilution................................     $ 1.50        $ 0.27          $ 4.10         $ 0.02
 Weighted average common equivalent shares
  outstanding (in millions).........................      127.6         109.1           119.5          109.9

Dividends per common share..........................     $ 0.10        $ 0.10          $ 0.30         $ 0.30


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              2003               2002
                                                                              ----               ----
Cash flows from operating activities:
Net income .............................................................. $   489.9          $     2.5
  Adjustments to reconcile net income  to net
   cash provided by operating activities:
    Depreciation and amortization expense................................     362.0              334.9
    Equity in earnings of Valero L.P.....................................     (20.4)                 -
    Minority interest in net income of Valero L.P........................       2.4               10.4
    Distributions from Valero L.P........................................      16.7                  -
    Noncash interest expense and other income, net.......................      12.1                4.2
    Deferred income tax expense (benefit)................................     225.7              (34.7)
    Changes in current assets and current liabilities....................     192.8             (176.2)
    Changes in deferred charges and credits and other, net...............    (128.5)             (73.5)
                                                                            -------            -------
     Net cash provided by operating activities...........................   1,152.7               67.6
                                                                            -------            -------

Cash flows from investing activities:
  Capital expenditures...................................................    (571.8)            (483.0)
  Exercise of purchase options under structured lease arrangements.......    (238.3)                 -
  Deferred turnaround and catalyst costs.................................     (94.2)            (138.6)
  Acquisitions...........................................................    (323.1)                 -
  Proceeds from contribution and sale of assets to Valero L.P............     379.9                  -
  Proceeds from liquidation of investment in Diamond-Koch................         -              300.9
  Proceeds from disposition of the Golden Eagle Business.................         -              925.0
  Capital expenditures, deferred turnaround costs and other
    cash flows related to the Golden Eagle Business......................         -             (183.5)
  Earn-out payments in connection with acquisitions......................     (35.0)             (23.9)
  Investment in Cameron Highway Oil Pipeline Project and other joint
    ventures.............................................................    (104.5)             (10.3)
  Proceeds from dispositions of property, plant and equipment............      63.3               18.3
  Other investing activities, net........................................       1.0               (7.8)
                                                                            -------            -------
      Net cash provided by (used in) investing activities................    (922.7)             397.1
                                                                            -------            -------

Cash flows from financing activities:
 Cash payment to UDS shareholders in connection with
   UDS Acquisition.......................................................         -           (2,055.2)
 Increase (decrease) in short-term debt, net.............................    (153.0)              61.0
 Repayment of capital lease obligations..................................    (289.3)                 -
 Long-term debt borrowings, net of issuance costs........................   3,256.9            3,316.4
 Long-term debt repayments...............................................  (3,068.6)          (1,725.2)
 Proceeds from cash settlement of PEPS Unit purchase contracts...........      13.6                  -
 Redemption of company-obligated preferred securities of subsidiary trust    (200.0)                 -
 Proceeds from the issuance of common units by Valero L.P.,
   net of issuance costs.................................................     200.3                  -
 Cash distributions to minority interest in Valero L.P. .................      (3.6)             (10.2)
 Proceeds from the sale of common stock, net of issuance costs...........     250.2                  -
 Issuance of common stock in connection with employee benefit plans......      61.6               71.9
 Common stock dividends..................................................     (33.7)             (31.6)
 Preferred stock dividends...............................................      (1.3)                 -
 Purchase of treasury stock..............................................     (24.2)             (44.7)
                                                                            -------            -------
     Net cash provided by (used in) financing activities.................       8.9             (417.6)
                                                                            -------            -------
Valero L.P.'s cash balance as of the date (March 18, 2003) that
   Valero ceased consolidation of Valero L.P. (Note 4)...................    (336.1)                 -
                                                                            -------            -------
Effect of foreign exchange rate changes on cash..........................      27.9                3.1
                                                                            -------            -------
Net increase (decrease) in cash and temporary cash investments...........     (69.3)              50.2
Cash and temporary cash investments at beginning of period...............     378.9              269.4
                                                                            -------            -------
Cash and temporary cash investments at end of period..................... $   309.6          $   319.6
                                                                            =======            =======


                 See Notes to Consolidated Financial Statements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                                -------------              -------------
                                                             2003         2002           2003         2002
                                                             ----         ----           ----         ----

Net income..............................................   $ 191.1      $  29.8        $ 489.9       $  2.5
                                                             -----         ----          -----         ----

Other comprehensive income (loss):
 Foreign currency translation adjustment................      (0.1)       (31.3)         123.8          7.3
                                                             -----         ----          -----         ----

 Net gain (loss) on derivative  instruments
  designated and qualifying as cash flow hedges:
   Net gain arising during the period,
    net of income tax expense of
    $5.0, $7.2, $13.7 and $37.4.........................       9.3         13.4           25.5         69.4
   Net gain reclassified into income,
    net of income tax expense of
    $6.8, $32.8, $8.0 and $46.4.........................     (12.7)       (60.9)         (14.9)       (86.1)
                                                             -----         ----          -----         ----
      Net gain (loss) on cash flow hedges...............      (3.4)       (47.5)          10.6        (16.7)
                                                             -----         ----          -----         ----

   Other comprehensive income (loss)....................      (3.5)       (78.8)         134.4         (9.4)
                                                             -----         ----          -----         ----

Comprehensive income (loss).............................   $ 187.6      $ (49.0)       $ 624.3       $ (6.9)
                                                             =====         ====          =====         ====


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

These unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting (see
Note 4 for a discussion of the reporting change for Valero's investment in Valero L.P.). Valero evaluates its equity method investments for impairment when there is evidence that it may not be able to recover the carrying amount of its investments or the investee is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of an investment which is other than a temporary decline is recognized currently in earnings, and is based on the difference between the estimated current fair value of the investment and its carrying value. Valero believes that the carrying value of its equity method investments was not impaired as of September 30, 2003.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.  ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 143
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement established financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

Effective January 1, 2003, Valero adopted Statement No. 143 and recognized an asset retirement obligation of $30.0 million, which is included in other long-term liabilities, and an increase to net property, plant and equipment of $25.8 million. The implementation of Statement No. 143 resulted in a pre-tax loss of $4.2 million, which was included in the consolidated statements of income in other income (expense), net versus presentation as a cumulative effect of an accounting change due to immateriality. This asset retirement obligation relates to the removal of underground storage tanks from Valero's retail sites. Valero has also determined that an asset retirement obligation exists related to its refinery assets. However, the fair value of the asset retirement obligation associated with these refinery assets cannot be reasonably estimated since the settlement dates are indeterminate; therefore, no obligation was recorded for these refinery assets. For the nine months ended September 30, 2003, the changes in Valero's asset retirement obligation were as follows (in millions):

            Balance as of January 1, 2003....................         $ 30.0
              Accretion expense..............................            1.5
              Foreign currency translation...................            1.9
                                                                        ----
            Balance as of September 30, 2003.................         $ 33.4
                                                                        ====

The following pro forma financial information summarizes the impact of Statement No. 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002 (in millions, except per share amounts):

                                                 As Reported        Pro Forma
                                                 -----------        ---------
  Asset retirement obligation:
    Balance as of January 1, 2002...............   $     -            $ 28.2
    Balance as of September 30, 2002............         -              29.6


                                                       Three Months Ended                  Nine Months Ended
                                                       September 30, 2002                 September 30, 2002
                                                       ------------------                 ------------------
                                                 As Reported        Pro Forma        As Reported       Pro Forma
                                                 -----------        ---------        -----------       ---------
  Operating income..............................   $ 130.3           $ 129.3             $ 230.6          $ 227.5
  Net income....................................      29.8              29.2                 2.5              0.6
  Earnings per common share.....................      0.28              0.28                0.02             0.01
  Earnings per common share
   - assuming dilution..........................      0.27              0.27                0.02             0.01



FASB Interpretation No. 45
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in Note 17. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. During the first nine months of 2003, the adoption of FIN 45 did not have a material effect on Valero's financial position or results of operations.

FASB Interpretation No. 46
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of a variable interest entity (VIE) in which an enterprise absorbs a majority of the entity's expected losses and/or receives a majority of the entity's expected residual returns as a result of ownership, contractual or other financial interest in the entity. Prior to the issuance of FIN 46, an entity generally was consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

FIN 46 was immediately applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtained an interest after that date. However, for VIEs created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for Valero). In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which deferred the applicable implementation date for FIN 46 for VIEs created before February 1, 2003 from the third quarter to the fourth quarter of 2003. However, early adoption is permitted, and Valero has elected to adopt FIN 46 effective July 1, 2003 for VIEs created prior to February 1, 2003.

Valero had  various  long-term  operating  lease  commitments  that were  funded through structured lease arrangements with non-consolidated third-party entities. These lease agreements provided for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. During the second quarter of 2003, Valero exercised its purchase option under three such leases, purchasing one of its current headquarters buildings and certain convenience stores as discussed further in Note 17. The remaining leased assets were acquired by a single financial institution which is not a VIE. Accordingly, Valero did not consolidate its interest in these structured lease arrangements as of July 1, 2003 under the provisions of FIN 46.

Valero has investments in 50% or less owned entities (Valero L.P. and two joint ventures) that were created prior to February 1, 2003. These investments have historically been accounted for using the equity method of accounting. Under FIN 46, Valero L.P. is not a VIE, but Valero's joint venture interests and its other contractual relationships with the joint ventures represent variable interests in the joint ventures. Valero believes, however, that it is not the primary beneficiary of any of the joint ventures. As a result, Valero did not consolidate these investments as of July 1, 2003 under the provisions of FIN 46, and it will continue to account for these investments under the equity method of accounting.

In July 2003, Valero made an investment to obtain a 50% interest in a general partnership established to construct and operate a crude oil pipeline, as described in Note 7. Under FIN 46, the general partnership is not a VIE, and Valero has not consolidated this investment, but has accounted for it under the equity method of accounting.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

FASB Statement No. 149
In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments,including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of Statement No. 149:
     o clarify the circumstances under which a contract with an initial net investment meets the characteristic of a derivative,
     o    clarify when a derivative contains a financing component,
     o amend the definition of an underlying (for example, a specified interest rate, security price, commodity price, foreign exchange rate, etc.) to conform it to language used in FIN 45, and
     o    amend certain other existing pronouncements.

Valero adopted the provisions of Statement No. 149 for derivative contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on Valero's financial position or results of operations.

FASB Statement No. 150
In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. Statement No. 150 requires three types of financial instruments to be accounted for as liabilities:
     o    mandatorily redeemable financial instruments,
     o obligations to repurchase the issuer's equity shares by transferring assets, and
     o obligations that must or may be settled with shares, the monetary value of which (a) is fixed, (b) is tied to a variable such as a market index, or (c) varies inversely with the value of the issuer's shares.
Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not result in any significant effect on Valero's financial position or results of operations.

On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which deferred the applicable implementation date for Statement No. 150 for certain existing contracts, including Valero's PEPS Units, from the third quarter to the fourth quarter of 2003. Valero issued its earnings release on October 30, 2003, and, pursuant to the original provisions of Statement No. 150, reflected distributions on preferred securities of a subsidiary trust in interest expense commencing July 1, 2003. Based on the transition provisions of FASB Staff Position No. FAS 150-3, Valero has reclassified such distributions from interest expense to distributions on preferred securities of subsidiary trusts in the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES consolidated statements of income included in this Form 10-Q and has adjusted earnings before interest, taxes, depreciation and amortization accordingly.

3. ACQUISITION OF ST. CHARLES REFINERY

On July 1, 2003, Valero completed the purchase of the St. Charles Refinery from Orion Refining Corporation (Orion). The refinery is located in St. Charles Parish, Louisiana, approximately 15 miles west of New Orleans. Consideration for the purchase, including various transaction costs incurred, consisted of (in millions):

            Cash............................................     $ 308.0
            Mandatory convertible preferred stock,
             fair value of $22 per share:
             10,000,000 shares issued.......................       220.0
             844,000 shares held in escrow..................       (18.6)
                                                                   -----
            Total purchase consideration....................     $ 509.4
                                                                   =====

See "2% Mandatory Convertible Preferred Stock" in Note 10 for a further discussion of the terms of the preferred stock. The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

The acquisition was accounted for using the purchase method. The purchase price was allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations. As of September 30, 2003, the preliminary purchase price allocation, including transaction costs related to the acquisition, was as follows (in millions):

            Inventories......................................    $ 154.5
            Property, plant and equipment....................      379.6
            Accrued expenses.................................       (0.5)
            Other long-term liabilities......................      (24.2)
                                                                   -----
            Total purchase price.............................    $ 509.4
                                                                   =====

In accordance with FASB Statement No. 141, "Business Combinations," the potential earn-out payments discussed above, or a portion of such potential payments, are required to be accrued if the net fair value of the assets acquired and liabilities assumed exceeds the cost of the acquisition. Since the net fair value of the St. Charles Refinery will not be known until the completion of the pending independent appraisal and other evaluations, no potential earn-out payments have been recorded as of September 30, 2003.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The following unaudited pro forma financial information assumes the St. Charles Refinery was acquired on January 1, 2003 and 2002, respectively. This pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

                                        Nine Months Ended    Nine Months Ended
                                        September 30, 2003   September 30, 2002
                                        ------------------   ------------------
   Operating revenues.................      $ 29,525.9           $ 22,319.6
   Operating income...................           910.0                142.5
   Net income (loss)..................           439.9                (52.4)
   Earnings (loss) per common share...            3.83                (0.57)
   Earnings (loss) per common share
    - assuming dilution...............            3.55                (0.57)

4. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of December 31, 2002, Valero owned 73.6% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets.

Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of $211.3 million and completed a private placement of $250 million of debt. The net proceeds, after issuance costs, of $200.3 million and $247.3 million, respectively, combined with borrowings under Valero L.P.'s credit facility and a contribution of $4.3 million by Valero to maintain its 2% general partner interest in Valero L.P., were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero discussed further below.

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

Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero's Corpus Christi West, Texas City and Benicia Refineries for $200 million. Valero also contributed to Valero L.P. a refined products pipeline system for $150 million. This three-pipeline system connects Valero's Corpus Christi East, Corpus Christi West and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. The contribution of the storage tank assets and the pipeline system resulted in proceeds in excess of the carrying value of the contributed assets of $181.8 million for Valero. Due to Valero's continuing ownership interest in Valero L.P., $90.0 million of this excess was recorded as a reduction to Valero's investment in Valero L.P. and will be

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES amortized over the lives of the contributed assets. The remaining $91.8 million was deferred and recorded in other long-term liabilities and will be amortized over the life of the throughput, handling, terminalling and service agreements, which is approximately 10 years.

No immediate gain was recognized as a result of the transactions discussed above.

Financial information reported by Valero L.P. is summarized below (in millions):

                                                  September 30,    December 31,
                                                      2003             2002
                                                      ----             ----
Balance Sheet Information:
Current assets..................................    $  37.0          $  43.7
Property, plant and equipment, net..............      757.1            349.3
Other long-term assets..........................       24.7             22.5
                                                      -----            -----
     Total assets...............................    $ 818.8          $ 415.5
                                                      =====            =====

Current liabilities.............................    $  23.2          $  12.7
Long-term debt..................................      357.6            108.9
Other long-term liabilities.....................        0.8                -
                                                      -----            -----
     Total liabilities..........................      381.6            121.6
Partners' equity................................      437.2            293.9
                                                      -----            -----
       Total liabilities and partners' equity...    $ 818.8          $ 415.5
                                                      =====            =====


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                        -------------           -------------
                                       2003       2002         2003       2002
                                       ----       ----         ----       ----
Income Statement Information:
Revenues........................     $ 51.7     $ 32.1      $ 131.1    $  88.2
Operating income................       23.5       15.8         59.8       41.4
Net income......................       19.7       14.9         50.2       40.3

Publicly held common units of Valero L.P. are traded on the New York Stock Exchange under the ticker symbol "VLI." As of September 30, 2003, common units of Valero L.P. closed at $43.70 per unit.

In connection with the contribution of the crude oil and intermediate feedstock storage tanks and the three-pipeline system discussed above, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P. In addition, Valero has other related-party transactions with Valero L.P. for the use of Valero L.P.'s pipelines, terminals and crude oil storage tank facilities. Under various agreements, Valero has agreed to use Valero L.P.'s pipelines to transport crude oil shipped to and refined products shipped from certain of Valero's refineries and to use Valero L.P.'s refined product terminals for certain terminalling services. In addition, Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee of $5.2 million through July 2008, and Valero provides personnel to Valero L.P. to perform operating and maintenance services with respect to certain assets for which Valero receives reimbursement from Valero L.P. Valero has also agreed to indemnify Valero L.P. for certain environmental liabilities related to assets sold by Valero to Valero L.P. that were known on the date the

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES assets were sold or are discovered within a specified number of years after the assets were sold as a result of events occurring or conditions existing prior to the date of sale.

Beginning March 19, 2003, the date Valero ceased consolidating Valero L.P., Valero recognized in refining operating expenses both its costs related to the throughput, handling, terminalling and service agreements with Valero L.P. and the receipt from Valero L.P. of payment for operating and maintenance services provided by Valero to Valero L.P.

On April 16, 2003, 581,000 additional common units of Valero L.P. were issued as a result of the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance, reducing Valero's ownership from 49.5% to 48.2%.

Effective August 1, 2003, Valero sold its Southlake refined products pipeline to Valero L.P. for $29.9 million. The pipeline has a capacity of approximately 27,000 barrels per day and extends 375 miles from Valero's McKee Refinery to Valero L.P.'s Southlake refined products terminal near Dallas, Texas. No immediate gain was recognized as a result of this transaction. The gain of $2.4 million was deferred and will be recognized over future periods, with $1.2 million recognized as a reduction to Valero's investment in Valero L.P. and $1.2 million recorded as a deferred credit in other long-term liabilities.

On August 11, 2003, Valero L.P. closed on a public offering of common units, selling 1,236,250 common units, which includes 161,250 common units related to an overallotment option, to the public at $41.15 per unit, before underwriter's discount of $1.85 per unit. In order to maintain its 2% general partner interest, Valero contributed $1.0 million to Valero L.P. Primarily as a result of this common unit offering, Valero now owns 45.7% of Valero L.P., including the 2% general partner interest.

5.   INVENTORIES

Inventories consisted of the following (in millions):

                                                September 30,      December 31,
                                                     2003              2002
                                                     ----              ----
        Refinery feedstocks.................      $   903.0        $   488.3
        Refined products and blendstocks....          977.8            731.8
        Convenience store merchandise.......           78.0             87.1
        Materials and supplies..............          133.5            128.9
                                                    -------          -------
             Inventories....................      $ 2,092.3        $ 1,436.1
                                                    =======          =======

As of September 30, 2003 and December 31, 2002, the replacement cost of Valero's LIFO inventories exceeded their LIFO carrying values by approximately $442 million and $586 million, respectively.

6.  GOODWILL

All of Valero's goodwill has been allocated among four reporting units that comprise the refining segment. Those reporting units are the Gulf Coast, Mid-Continent, Northeast and West Coast refining regions.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The carrying value of goodwill decreased from December 31, 2002 to September 30, 2003 due mainly to the reclassification of the goodwill related to Valero's investment in Valero L.P. as a result of Valero ceasing consolidation of Valero L.P. as discussed in Note 4. This decrease in goodwill was partially offset by an earn-out payment of $35.0 million related to the acquisition from Basis Petroleum, Inc. in 1997 and the accrual of an earn-out contingency amount of $15.6 million related to the acquisition of the Paulsboro Refinery in 1998, as discussed in Note 17.

7.  CAMERON HIGHWAY OIL PIPELINE PROJECT

Effective July 10, 2003, Valero and GulfTerra Energy Partners, L.P. (GulfTerra, formerly El Paso Energy Partners, L.P.) each became a 50% interest owner in the Cameron Highway Oil Pipeline Company, a general partnership formed to construct and operate a crude oil pipeline (the Cameron Highway Oil Pipeline Project). The project involves the construction and operation of a 390-mile crude oil pipeline that is expected to deliver up to 500,000 barrels per day from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. GulfTerra will build and operate the pipeline, which is scheduled for completion during the third quarter of 2004. Valero's investment in the Cameron Highway Oil Pipeline Project is accounted for using the equity method and is included in deferred charges and other assets, net in the consolidated balance sheet as of September 30, 2003. For the nine months ended September 30, 2003, Valero's investment in the Cameron Highway Oil Pipeline Project totaled $104.5 million.

8.  LONG-TERM  DEBT AND  COMPANY-OBLIGATED  PREFERRED  SECURITIES  OF SUBSIDIARY
TRUSTS

As of December 31, 2002, company-obligated preferred securities of subsidiary trusts included:
     o $200 million of 8.32% Trust Originated Preferred Securities (TOPrS) and
     o $172.5 million of 7 3/4% Premium Equity Participating Security Units (PEPS Units) (6.9 million units at $25.00 per unit).

On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero's option. The net proceeds from this offering of $296.8 million were used to redeem the $200 million of TOPrS and $100 million of 8% debentures due 2023. A premium of $3.8 million was paid and expensed in the second quarter of 2003 as a result of the early redemption of the 8% debentures.

The PEPS Units were issued in 2000 by Valero under a shelf registration statement. Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The number of shares of common stock issuable for each purchase contract was to be determined at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES senior deferrable notes for the trust preferred securities. As a result, Valero's senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes were remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $158.9 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing (as defined in the prospectus supplement related to the PEPS Units) of the senior deferrable notes was deemed to have occurred. The $158.9 million of senior deferrable notes surrendered to Valero to satisfy the holders' purchase contract obligations were retained by Valero in full satisfaction of the holders' obligations under the purchase contracts and were canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes mature on August 18, 2005 and bear an interest rate of 6.797%. Valero, in turn, issued 4.9 million shares of its common stock at a price of $34.95 per share in settlement of the 6.9 million purchase contracts.

9.   CAPITAL LEASE OBLIGATIONS

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

10.  STOCKHOLDERS' EQUITY

Common Stock Offering
On March 28, 2003, Valero issued 6.3 million shares of its common stock at a price of $40.25 per share and received net proceeds of $250.2 million. These shares were issued under Valero's shelf registration statement. The proceeds were used for repayment of borrowings under Valero's revolving bank credit facilities.

Common Stock Repurchase Programs
Under common stock repurchase programs approved by Valero's Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the nine months ended September 30, 2003 and 2002, Valero repurchased shares of its common stock under these programs at a cost of $24.2 million and $44.7 million, respectively.

2% Mandatory Convertible Preferred Stock
In connection with the acquisition of the St. Charles Refinery from Orion, effective July 1, 2003, Valero issued 10 million shares of 2% mandatory convertible preferred stock. The mandatory convertible preferred stock had a fair value of $22 per share, or an aggregate of $220 million, of which $18.6 million

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES was held in escrow pending the satisfaction of certain conditions stipulated in the purchase agreement and $21.3 million was attributable to beneficial conversion terms of the preferred stock and was recorded in additional paid-in capital. The remaining $180.1 million was reflected as preferred stock in the consolidated balance sheet as of September 30, 2003. The mandatory convertible preferred stock will automatically convert to Valero common stock on July 1, 2006, unless converted sooner. Valero will pay annual dividends of $0.50 for each share of convertible preferred stock when and if declared by its board of directors. Dividends will be paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter. The convertible preferred stock ranks with respect to dividend rights and rights upon Valero's liquidation, winding-up or dissolution as follows:
     (i) senior to all common stock and to all other capital stock of Valero issued in the future that ranks junior to the convertible preferred stock;
     (ii) on a parity with any of Valero's capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the convertible preferred stock; and
     (iii)junior to all of Valero's capital stock the terms of which expressly provide that such capital stock will rank senior to the convertible preferred stock.

Upon automatic conversion of the convertible preferred stock on July 1, 2006, the number of shares of common stock to be received for each share of convertible preferred stock shall be based on the average closing price of Valero's common stock over the 20-day trading period ending on the second trading day prior to July 1, 2006 as follows:
     o 0.6690 shares if the average closing price is less than or equal to $37.37;
     o a fractional number of shares having a value of $25.00 if the average closing price is between $37.37 and $50.45; or
     o 0.4955 shares if the average closing price is greater than $50.45. Each share of convertible preferred stock is convertible, at the option of the holder, at any time before July 1, 2006 into 0.4955 shares of Valero common stock. During the third quarter of 2003, Valero filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register the mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock. The registration statement was declared effective on October 16, 2003.

Prior to the issuance of shares of Valero common stock upon conversion of the convertible preferred stock, the number of shares of Valero common stock included in the calculation of earnings per common share - assuming dilution for each reporting period will be based on the above conversion formula using the average closing price of Valero's common stock over the 20-day trading period ending on the second trading day prior to the end of the reporting period.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

11.  EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):


                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                            -------------             -------------
                                                          2003         2002         2003        2002
                                                          ----         ----         ----        ----
  Earnings per Common Share:
    Net income......................................    $ 191.1      $ 29.8       $ 489.9      $ 2.5
      Preferred stock dividends.....................        1.3           -           1.3          -
                                                          -----        ----         -----        ---
    Net income applicable to common stock...........    $ 189.8      $ 29.8       $ 488.6      $ 2.5
                                                          =====        ====         =====        ===

    Weighted-average common shares outstanding......      116.9       105.9         113.0      105.6
                                                          =====       =====         =====      =====

    Earnings per common share.......................     $ 1.62      $ 0.28        $ 4.32     $ 0.02
                                                           ====        ====          ====       ====

  Earnings per Common Share -
    Assuming Dilution:
    Net income available to
      common equivalent shares......................    $ 191.1      $ 29.8       $ 489.9      $ 2.5
                                                          =====        ====         =====        ===

    Weighted-average common shares outstanding......      116.9       105.9         113.0      105.6
    Effect of dilutive securities:
      Stock options.................................        2.6         2.0           2.7        3.1
      Performance awards and other benefit plans....        1.4         1.2           1.4        1.2
      PEPS Units....................................        0.1           -           0.2          -
      Mandatory convertible preferred stock.........        6.6           -           2.2          -
                                                          -----       -----         -----      -----
    Weighted-average common equivalent
      shares outstanding............................      127.6       109.1         119.5      109.9
                                                          =====       =====         =====      =====

    Earnings per common share -
      assuming dilution.............................     $ 1.50      $ 0.27        $ 4.10     $ 0.02
                                                           ====        ====          ====       ====


The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options' exercise prices were greater than the average market price of the common shares during the reporting period and therefore, the effect of including such options would be anti-dilutive (in millions):

                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                                  -------------               -------------
                                2003         2002           2003         2002
                                ----         ----           ----         ----
  Stock options........          0.4          3.0            0.4          0.1

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

12.  STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):



                                                          Nine Months Ended September 30,
                                                          ------------------------------
                                                                2003           2002
                                                                ----           ----
        Decrease (increase) in current assets:
           Restricted cash.................................  $    4.8       $   46.2
           Receivables, net................................     398.2         (345.8)
           Inventories.....................................    (463.9)         (12.6)
           Income taxes receivable.........................         -          156.7
           Prepaid expenses and other current assets.......     (12.8)         (12.6)
        Increase (decrease) in current liabilities:
           Accounts payable................................     263.1          146.2
           Accrued expenses................................      60.9         (122.3)
           Taxes other than income taxes...................     (83.0)         (32.0)
           Income taxes payable............................      25.5              -
                                                                -----          -----
        Changes in current assets and current liabilities..   $ 192.8       $ (176.2)
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

Noncash investing and financing activities for the nine months ended September 30, 2003 included:
     o the issuance of 4.5 million shares of common stock in exchange for the settlement of 6.36 million PEPS unit purchase contracts under the remarketing election;
     o the issuance of 2% mandatory convertible preferred stock with a fair value of $220 million as partial consideration for the acquisition of the St. Charles Refinery from Orion;
     o the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143;
     o the accrual of an earn-out contingency amount of $15.6 million payable to Exxon Mobil Corporation in October 2003 in connection with Valero's acquisition of the Paulsboro Refinery; and
     o adjustments to property, plant and equipment, goodwill, and certain current and noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero's investment in Valero L.P. effective March 18, 2003.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Noncash investing activities for the nine months ended September 30, 2002 included:
     o the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;
     o the receipt of $150.0 million face value of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and
     o various adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to Valero's acquisitions in 2001 of UDS, Huntway Refining Company and El Paso Corporation's Corpus Christi East Refinery and related refined product logistics business.

Cash flows related to interest and income taxes were as follows (in millions):


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                               2003          2002
                                                               ----          ----
        Interest paid (net of amount capitalized)........   $ 178.0       $ 143.6
        Income taxes paid................................      84.8          22.4
        Income tax refunds received......................      42.1         142.7



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

Current Period Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):



                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                    -------------            -------------
                                  2003        2002         2003         2002
                                  ----        ----         ----         ----

       Fair value hedges......  $ (1.1)     $  2.5       $ (2.7)      $  5.5
       Cash flow hedges.......     0.5         8.2          4.5         20.6


The above amounts were included in cost of sales in the consolidated statements of income. No component of the derivative instruments' gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in accumulated other comprehensive income (loss) in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in accumulated other comprehensive income as of September 30, 2003 that is expected to be reclassified into income within the next 12 months was $10.5 million. As of September 30, 2003, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 17 months, with the majority of the transactions maturing in less than one year. For the nine months ended September 30, 2003 and 2002, there were no amounts reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of cash flow hedge accounting.

14.  SEGMENT INFORMATION

Segment information for Valero's two reportable segments, refining and retail, was as follows (in millions):



                                                         Refining         Retail        Corporate           Total
                                                         --------         ------        ---------           -----
Three months ended September 30, 2003:
Operating revenues from external customers.........     $ 8,457.0      $ 1,465.3         $     -        $ 9,922.3
Intersegment revenues..............................         758.2              -               -            758.2
Operating income (loss)............................         393.4           47.3           (83.3)           357.4

Three months ended September 30, 2002:
Operating revenues from external customers.........       6,782.9        1,335.9               -          8,118.8
Intersegment revenues..............................         573.5              -               -            573.5
Operating income (loss)............................         162.0           31.0           (62.7)           130.3



                   VALERO ENERGY CORPORATION AND SUBSIDIARIES



                                                        Refining         Retail        Corporate           Total
                                                        --------         ------        ---------           -----
Nine months ended September 30, 2003:
Operating revenues from external customers.........    $ 24,097.2      $ 4,362.0        $      -       $ 28,459.2
Intersegment revenues..............................       2,241.8              -               -          2,241.8
Operating income (loss)............................       1,063.3          168.5          (241.9)           989.9

Nine months ended September 30, 2002:
Operating revenues from external customers.........      17,085.0        3,845.2               -         20,930.2
Intersegment revenues..............................       1,771.5              -               -          1,771.5
Operating income (loss)............................         338.0           81.8          (189.2)           230.6


Total assets by reportable segment have not changed significantly since December 31, 2002.

15.  STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation."

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, no compensation cost has been recognized in the consolidated statements of income for Valero's fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero's fixed stock option plans been determined based on the grant-date fair value of awards for the three and nine months ended September 30, 2003 and 2002 consistent with the method set forth in Statement No. 123, Valero's net income and earnings per common share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES



                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                     -------------             -------------
                                                                   2003         2002          2003       2002
                                                                   ----         ----          ----       ----
      Net income applicable to common stock
       as reported............................................  $ 189.8       $ 29.8       $ 488.6      $ 2.5
      Deduct: Compensation expense on
       stock options determined under
       fair value based method for all awards,
       net of related tax effects.............................     (3.7)        (3.1)        (12.5)      (8.8)
                                                                  -----         ----         -----        ---
      Pro forma net income (loss) applicable to
        common stock..........................................  $ 186.1       $ 26.7       $ 476.1     $ (6.3)
                                                                  =====         ====         =====        ===

      Earnings (loss) per common share:
       As reported............................................   $ 1.62       $ 0.28        $ 4.32     $ 0.02
       Pro forma..............................................   $ 1.59       $ 0.25        $ 4.21     $(0.06)


      Net income as reported..................................  $ 191.1       $ 29.8       $ 489.9      $ 2.5
      Deduct: Compensation expense on
       stock options determined under
       fair value based method for all awards,
       net of related tax effects.............................     (3.7)        (3.1)        (12.5)      (8.8)
                                                                  -----         ----         -----        ---
      Pro forma net income (loss).............................  $ 187.4       $ 26.7       $ 477.4     $ (6.3)
                                                                  =====         ====         =====        ===

      Earnings (loss) per common share
       - assuming dilution:
       As reported............................................   $ 1.50       $ 0.27        $ 4.10     $ 0.02
       Pro forma..............................................   $ 1.47       $ 0.24        $ 3.99     $(0.06)



16.  ENVIRONMENTAL MATTERS

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero's own internal environmental policies.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

The balance of and changes in the accruals for environmental matters, which are principally included in other long-term liabilities, were as follows (in millions):

                                                         2003             2002
                                                         ----             ----
      Balance as of January 1......................   $ 222.0          $ 170.8
        Acquisition of St. Charles Refinery........      20.8                -
        Additions to accrual.......................       6.6              4.0
        Foreign currency translation...............       3.4                -
        Payments, net of third-party recoveries....     (18.6)           (15.9)
                                                        -----            -----
      Balance as of September 30...................   $ 234.2          $ 158.9
                                                        =====            =====

The increase in the balance of the accrual for environmental matters from September 30, 2002 to January 1, 2003 was due primarily to additional accruals to conform the assessment of environmental liabilities resulting from the UDS Acquisition by utilizing the same twenty-year time period over which environmental liabilities are determined under Valero's policy.

Valero believes that it has provided adequately for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero's liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

17.  COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility
As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of September 30, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Structured Lease Arrangements
As of September 30, 2003 and December 31, 2002, Valero had various long-term operating lease commitments that were funded through structured lease arrangements with non-consolidated third-party entities. In the second quarter of 2003, Valero purchased one of its current headquarters buildings and certain convenience stores for approximately $23 million and $215 million, respectively, which were subject to structured lease arrangements. Of the payment for the convenience stores, approximately $127 million was recorded as an increase to property, plant and equipment and approximately $88 million reduced an unfavorable lease obligation that was recorded in conjunction with the UDS Acquisition. As of September 30, 2003, Valero had approximately $528 million of commitments funded through these structured lease arrangements.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company (Tesoro), which totaled approximately $40 million as of September 30, 2003. This lease expires in 2010.

Valero's structured lease arrangements provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of September 30, 2003 and December 31, 2002, the maximum residual value guarantee under Valero's structured lease arrangements was approximately $445 million and $541 million, respectively.

Contingent Earn-Out Agreements
In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997, the Paulsboro Refinery in 1998 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years, five years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2003 and 2002, Valero made earn-out contingency payments to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. of $35.0 million and $23.9 million, respectively. In September 2003, Valero accrued an earn-out contingency amount of $15.6 million, which was paid to Exxon Mobil Corporation in October 2003, in connection with Valero's acquisition of the Paulsboro Refinery; no payment to ExxonMobil was made during 2002. As of September 30, 2003, no earn-out contingency payments have been made to Orion in connection with the acquisition of the St. Charles Refinery.

Potential Disposition of Headquarters Facilities
As discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002, subsequent to the UDS Acquisition in December 2001, Valero made the decision to consolidate all of its corporate personnel at the location of the former headquarters facility of UDS. Valero's current headquarters facility consists of two buildings: One Valero Place (OVP), which is being leased under a structured lease arrangement that expires in 2005 and has a lease value of approximately $31 million, and Two Valero Place (TVP), which was purchased in April 2003 by exercising a purchase option in another structured lease arrangement and has a net book value as of September 30, 2003 of approximately $21 million. Valero currently is evaluating several options regarding the future retention or disposition of OVP and TVP, but no decision related to these buildings has been made. However, if Valero were to decide to sell OVP and TVP, Valero believes it is reasonably possible that a loss would be incurred on the sale, although the range of possible loss, if any, is not reasonably estimable at this time.

Environmental Matters
The Environmental Protection Agency's (EPA) Tier II Gasoline and Diesel Standards. The EPA's Tier II gasoline standard, adopted under the Clean Air Act, phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero's refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of between $1.2 billion and $1.4 billion, after giving effect to the acquisition of the St. Charles Refinery (see Note 3), will be required through 2006 for Valero to meet the new Tier II specifications. This includes amounts related to projects at two Valero refineries to improve refinery yield and octane balance and to provide hydrogen as part of the process of removing

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
sulfur from gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include Valero's ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates, both in the U.S. and Canada.

EPA's Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to
Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding, it also has been discussing the possibility of settlement with the EPA regarding this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its results of operations and financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Houston/Galveston SIP. Valero's Houston and Texas City Refineries are located in the Houston/Galveston area, which is classified as "severe nonattainment" for compliance with EPA air-quality standards for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the EPA's ozone standards by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90%. Certain industry and business groups challenged the plan based on technical feasibility of the 90% NOx control and its effectiveness in meeting the ozone standard. In December 2002, the Texas Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative plan requires an 80% reduction in NOx emissions and a 64% reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA scrutiny and approval. Valero's Texas City and Houston Refineries will be required to install NOx and HRVOC control and monitoring equipment and practices by 2007, at a cost estimated by Valero to be approximately $60 million based on the proposed TCEQ approach.

MTBE Restrictions. California passed initiatives to eliminate the use of MTBE as a gasoline component in California by the end of 2003. The California Air Resources Board's specifications for CARB Phase III gasoline will become effective at the beginning of 2004. Valero has converted its California refineries to comply with CARB Phase III gasoline specifications and eliminate MTBE as a gasoline component at a cost less than originally anticipated. In addition, other states and the EPA have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that its major non-California MTBE-producing facilities could be modified to produce other octane enhancing products for a capital investment of approximately $35 million. This minimum-investment case assumes a conversion of MTBE-producing facilities to produce iso-octene, a high-octane low-vapor-pressure gasoline blending component. Valero will also evaluate alternative conversion cases that may involve higher capital commitments, but will be justified on the basis of improved operating income.

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

Litigation
Unocal
In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal's '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero's alleged willful infringement of Unocal's patents and Valero's alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners. In 2001, the Federal Trade Commission began an antitrust investigation concerning Unocal's conduct with a joint industry research group during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). On March 4, 2003, the FTC announced that it was filing a complaint against Unocal for antitrust violations. The FTC's complaint seeks an injunction against any future '393 or '126 patent enforcement activity by Unocal. This matter is set for trial beginning in December 2003. Each of the '393 and '126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents. Unocal's patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal's lawsuit, including those arising from Unocal's misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material adverse effect on Valero's results of operations and financial position.

MTBE Litigation
Valero is a defendant in more than 30 cases pending in at least 10 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Almost all of these cases have been filed since September 30, 2003 in anticipation of a pending federal energy bill that may contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. Although an adverse result in one or more of these suits is reasonably possible (as defined in FASB Statement No. 5), Valero believes that such an outcome in any one of these suits would not have a material adverse effect on its results of operations or financial position. However, Valero believes that an adverse result in all or substantially all of these cases could have a material adverse effect on Valero's results of operations and financial position.

Other Claims
Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be

                   VALERO ENERGY CORPORATION AND SUBSIDIARIES estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero's results of operations, financial position or liquidity.

18.  SUBSEQUENT EVENTS

Cash Dividends
On October 23, 2003, Valero's Board of Directors approved an increase in Valero's regular quarterly cash dividend on common stock from $0.10 per share to $0.12 per share effective with the dividend payable December 10, 2003 to holders of record at the close of business on November 12, 2003.

Also, on October 23, 2003, Valero's Board of Directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on December 31, 2003 to holders of record on December 30, 2003.

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

All subsequent written and oral forward-looking statements attributable to Valero or persons acting on its behalf are expressly qualified in their entirety by the foregoing. Valero undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

DESCRIPTION OF BUSINESS

As of September 30, 2003, Valero, an independent refining and marketing company, owned and operated 14 refineries in the United States and Canada with a combined throughput capacity, including crude oil and other feedstocks, of approximately
2.1 million barrels per day.

Valero markets refined products through an extensive bulk and rack marketing network and a network of approximately 4,000 retail outlets in the United States and eastern Canada under various brand names including Diamond Shamrock(R), Shamrock(R), Ultramar(R), Valero(R), Beacon(R), Total(R) and Exxon(R). Valero's operations are affected by:
     o company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
     o seasonal factors, such as the demand for refined products, primarily gasoline during the summer driving season and heating oil during the winter season; and
     o industry factors, such as movements in and the absolute price of crude oil, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

RESULTS OF OPERATIONS

Third Quarter 2003 Compared to Third Quarter 2002

      Financial Highlights (millions of dollars, except per share amounts)



                                                                      Three Months Ended September 30,
                                                               ---------------------------------------------
                                                                2003 (a)             2002             Change
                                                                ----                 ----             ------
Operating revenues.........................................    $ 9,922.3         $ 8,118.8         $ 1,803.5
                                                                --------           -------           -------

Costs and expenses:
 Cost of sales.............................................      8,749.9           7,309.1           1,440.8
 Refining operating expenses...............................        437.5             334.8             102.7
 Retail selling expenses...................................        176.0             174.0               2.0
 Administrative expenses...................................         76.3              62.7              13.6
 Depreciation and amortization expense:
  Refining.................................................        106.7              97.2               9.5
  Retail...................................................         11.5              10.7               0.8
  Administrative...........................................          7.0                 -               7.0
                                                                 -------           -------           -------
   Total costs and expenses................................      9,564.9           7,988.5           1,576.4
                                                                 -------           -------           -------

Operating income...........................................        357.4             130.3             227.1
Equity in earnings of Valero L.P. (b)......................          9.7                 -               9.7
Other income (expense),  net...............................         (0.3)              6.4              (6.7)
Interest and debt expense:
  Incurred.................................................        (70.2)            (81.8)             11.6
  Capitalized..............................................          7.1               3.9               3.2
Minority interest in net income of Valero L.P. (b).........            -              (3.8)              3.8
Distributions on preferred securities of
  subsidiary trusts........................................         (1.8)             (7.5)              5.7
                                                                 -------           -------           -------
Income before income tax expense...........................        301.9              47.5             254.4
Income tax expense.........................................        110.8              17.7              93.1
                                                                 -------           -------           -------

Net income.................................................        191.1              29.8             161.3

Preferred stock dividends..................................          1.3                 -               1.3
                                                                 -------           -------           -------
Net income applicable to common stock......................    $   189.8         $    29.8         $   160.0
                                                                 =======           =======           =======

Earnings per common share -
  assuming dilution........................................       $ 1.50            $ 0.27            $ 1.23

Earnings before interest, taxes, depreciation
  and amortization (EBITDA) (c)............................      $ 489.1           $ 230.8           $ 258.3

Ratio of EBITDA to interest incurred (d)...................          7.0x              2.8x              4.2x


---------
See the footnote references on page 35.

                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)



                                                                        Three Months Ended September 30,
                                                                   ------------------------------------------
                                                                    2003 (a)            2002          Change
                                                                    ----                ----          ------
Refining:
Operating income.............................................       $ 393.4           $ 162.0        $ 231.4
Throughput volumes (thousand barrels per day)................         1,911             1,604            307
Throughput margin per barrel (e).............................        $ 5.33            $ 4.03         $ 1.30
Operating costs per barrel:
 Refining operating expenses.................................        $ 2.49            $ 2.27         $ 0.22
 Depreciation and amortization...............................          0.61              0.66          (0.05)
                                                                       ----              ----           ----
  Total operating costs per barrel...........................        $ 3.10            $ 2.93         $ 0.17
                                                                       ====              ====           ====

Charges:
 Crude oils:
  Sour.......................................................            42%               44%            (2)%
  Sweet......................................................            35                35              -
                                                                        ---               ---            ---
   Total crude oils..........................................            77                79             (2)
 Residual fuel oil...........................................             5                 6             (1)
 Other feedstocks and blendstocks............................            18                15              3
                                                                        ---               ---            ---
  Total charges..............................................           100%              100%             -%
                                                                        ===               ===            ===

Yields:
 Gasolines and blendstocks...................................            53%               55%            (2)%
 Distillates.................................................            28                27              1
 Petrochemicals..............................................             3                 3              -
 Lubes and asphalts..........................................             4                 5             (1)
 Other products..............................................            12                10              2
                                                                        ---               ---            ---
  Total yields...............................................           100%              100%             -%
                                                                        ===               ===            ===
Retail - U.S.:
Operating income.............................................        $ 33.3            $ 18.0         $ 15.3
Company-operated fuel sites (average)........................         1,164             1,322           (158)
Fuel volumes (gallons per day per site)......................         4,773             4,491            282
Fuel margin per gallon.......................................       $ 0.159           $ 0.124        $ 0.035
Merchandise sales............................................       $ 251.3           $ 263.0        $ (11.7)
Merchandise margin (percentage of sales).....................          27.3%             27.9%          (0.6)%
Margin on miscellaneous sales................................        $ 22.4            $ 18.1          $ 4.3
Retail selling expenses......................................       $ 130.5           $ 134.9         $ (4.4)

Retail - Northeast:
Operating income.............................................        $ 14.0            $ 13.0          $ 1.0
Fuel volumes (thousand gallons per day)......................         3,132             3,097             35
Fuel margin per gallon.......................................       $ 0.174           $ 0.165        $ 0.009
Merchandise sales............................................        $ 33.8            $ 27.9          $ 5.9
Merchandise margin (percentage of sales).....................          23.6%             22.7%           0.9%
Margin on miscellaneous sales................................         $ 4.7             $ 3.9          $ 0.8
Retail selling expenses......................................        $ 45.5            $ 39.1          $ 6.4



--------
See the footnote references on page 35.

                   Refining Operating Highlights by Region (f)



                                                                       Three Months Ended September 30,
                                                                 -------------------------------------------
                                                                 2003 (a)            2002             Change
                                                                 ----                ----             ------
Gulf Coast:
Operating income............................................     $ 112.6            $ 94.3            $ 18.3
Throughput volumes (thousand barrels per day)...............         933               678               255
Throughput margin per barrel (e)............................      $ 4.62            $ 4.75           $ (0.13)
Operating costs per barrel:
 Refining operating expenses................................      $ 2.68            $ 2.47            $ 0.21
 Depreciation and amortization..............................        0.63              0.76             (0.13)
                                                                    ----              ----              ----
  Total operating costs per barrel..........................      $ 3.31            $ 3.23            $ 0.08
                                                                    ====              ====              ====

Mid-Continent:
Operating income............................................      $ 82.1            $ 41.0            $ 41.1
Throughput volumes (thousand barrels per day)...............         292               272                20
Throughput margin per barrel (e)............................      $ 5.67            $ 4.12            $ 1.55
Operating costs per barrel:
 Refining operating expenses................................      $ 2.18            $ 1.95            $ 0.23
 Depreciation and amortization..............................        0.43              0.55             (0.12)
                                                                    ----              ----              ----
  Total operating costs per barrel..........................      $ 2.61            $ 2.50            $ 0.11
                                                                    ====              ====              ====

Northeast:
Operating income............................................     $ 105.4            $ 23.1            $ 82.3
Throughput volumes (thousand barrels per day)...............         368               351                17
Throughput margin per barrel (e)............................      $ 5.31            $ 2.75            $ 2.56
Operating costs per barrel:
 Refining operating expenses................................      $ 1.69            $ 1.55            $ 0.14
 Depreciation and amortization..............................        0.51              0.47              0.04
                                                                    ----              ----              ----
  Total operating costs per barrel..........................      $ 2.20            $ 2.02            $ 0.18
                                                                    ====              ====              ====

West Coast:
Operating income............................................      $ 93.3             $ 3.6            $ 89.7
Throughput volumes (thousand barrels per day)...............         318               303                15
Throughput margin per barrel (e)............................      $ 7.15            $ 3.80            $ 3.35
Operating costs per barrel:
 Refining operating expenses................................      $ 3.15            $ 2.95            $ 0.20
 Depreciation and amortization..............................        0.81              0.73              0.08
                                                                    ----              ----              ----
  Total operating costs per barrel..........................      $ 3.96            $ 3.68            $ 0.28
                                                                    ====              ====              ====


---------
See the footnote references on page 35.

   Average Market Reference Prices and Differentials (dollars per barrel) (g)



                                                                        Three Months Ended September 30,
                                                                   -----------------------------------------
                                                                     2003              2002           Change
                                                                     ----              ----           ------
Feedstocks:
 West Texas Intermediate (WTI) crude oil.....................      $ 30.18           $ 28.32           $ 1.86
 WTI less sour crude oil at U.S. Gulf Coast (h)..............         3.15              2.42             0.73
 WTI less Alaska North Slope (ANS) crude oil.................         1.36              1.00             0.36

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI.........................         7.28              3.71             3.57
   No. 2 fuel oil less WTI...................................         1.59              0.95             0.64
   Propylene less WTI........................................        (2.76)             1.72            (4.48)
 U.S. Mid-Continent:
   Conventional 87 gasoline less WTI ........................        10.03              5.79             4.24
   Low-sulfur diesel less WTI................................         4.92              3.89             1.03
 U.S. Northeast:
   Conventional 87 gasoline less WTI.........................         8.65              4.01             4.64
   No. 2 fuel oil less WTI...................................         2.50              1.79             0.71
   Lube oils less WTI........................................        26.78             17.99             8.79
 U.S. West Coast:
   CARB 87 gasoline less ANS.................................        17.26              8.83             8.43
   Low-sulfur diesel less ANS................................         8.05              5.49             2.56




-------------------------------------------------------------------------------
The following notes relate to references on pages 32 through 35.
(a) Includes the operations of the St. Charles Refinery, which was acquired on July 1, 2003.
(b) On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(c) EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in "Results of Operations - Corporate Expenses and Other."
(d) The ratio of EBITDA to interest incurred is a non-GAAP measure and is calculated by dividing EBITDA by interest and debt expense incurred as reflected in the consolidated statements of income.
(e) Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(f) The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs and St. Charles Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(g) The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt's Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero's operations and profitability.
(h) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero's net income for the three months ended September 30, 2003 was $191.1 million, or $1.50 per share, compared to net income of $29.8 million, or $0.27 per share, for the three months ended September 30, 2002.

Operating revenues increased 22% for the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $227.1 million from the third quarter of 2002 to the third quarter of 2003 due to a $231.4 million increase in the refining segment and a $16.3 million increase in the retail segment, partially offset by a $20.6 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero's refining segment increased from $162.0 million for the third quarter of 2002 to $393.4 million for the third quarter of 2003, resulting from a 19% increase in throughput volumes and an increase in refining throughput margin of $1.30 per barrel, or 32%.

The increase in total throughput margin in 2003 was due to the following factors:
     o Gasoline margins almost doubled in all of Valero's refining regions in the third quarter of 2003 compared to the third quarter of 2002 due mainly to strong gasoline demand, industry-wide refinery downtime, lower imports, and, in California, the unfavorable effect on margins in 2002 of an unusually high level of production of CARB gasoline.
     o Distillate margins in the third quarter of 2003 recovered from the very low margins experienced in the third quarter of 2002. Margins in the 2002 quarter were abnormally low due to high inventory levels as a result of weak economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand.
     o Discounts on Valero's sour crude oil feedstocks during the third quarter of 2003 improved from very weak third quarter 2002 levels. Sour crude oil discounts in the third quarter of 2002 were unfavorably impacted by crude oil production cuts by OPEC.
     o Throughput volumes increased in the third quarter of 2003 due to the operations of the St. Charles Refinery, which was acquired in July
          2003, and increased refinery utilization rates as compared to the third quarter of 2002. During the third quarter of 2002, production at eight of Valero's refineries was cut due to uneconomic operating conditions, which resulted in lower-than-normal throughput volumes in 2002.

Partially offsetting the above increases in throughput margin were the effects of a reduction of approximately $26 million due to Valero ceasing consolidation of Valero L.P. in March 2003, an approximate net $62 million benefit in the third quarter of 2002 resulting from the settlement of a petroleum products purchase agreement and related hedge, and unplanned downtime in the third quarter of 2003, largely due to the following:
     o The Texas City Refinery experienced a delayed restart of its residfiner following a scheduled turnaround in the second quarter of 2003, which impacted production rates during July and August.
     o Production at the Benicia Refinery was reduced in July and August for repairs on the hydrocracker unit.

Refining operating expenses were 31% higher for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 due primarily to the acquisition of the St. Charles Refinery in July 2003, higher maintenance expenses associated with the unplanned downtime discussed above, higher energy costs (mainly attributable to an increase in natural gas prices) and increases in employee compensation, including variable compensation. However, due to an increase in throughput volumes, the operating costs on a per barrel basis increased 10% between the periods. Refining depreciation and amortization expense increased 10% from the third quarter of 2002 to the third quarter of 2003 due to depreciation expense related to the St. Charles Refinery and increased turnaround and catalyst amortization.

Retail

Retail operating income was $47.3 million for the quarter ended September 30, 2003 compared to $31.0 million for the quarter ended September 30, 2002. The increase in retail operating income was primarily due to a $15.3 million increase from the U.S. retail operations as a result of higher fuel margins and fuel volumes in the third quarter of 2003, despite a 12% decrease in the number of company-operated fuel sites.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $20.6 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The increase was due mainly to approximately $11 million related to employee compensation and benefits, primarily as a result of lower accruals for variable compensation expense during the third quarter of 2002. For the three months ended September 30, 2002, only $4 million of variable compensation expense had been recognized as a result of lower net income in 2002. The remainder of the increase was attributable primarily to lower depreciation expense of approximately $4 million in the third quarter of 2002 resulting from an adjustment to the appraised value of the administrative assets acquired in the UDS Acquisition.

Equity in earnings of Valero L.P. represents Valero's equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. Valero's ownership interest in Valero L.P. has been further reduced to 45.7% as of September 30, 2003 primarily as a result of the issuance of additional common units by Valero L.P. in April and August 2003.

Other income, net decreased $6.7 million due mainly to a decrease of $3.4 million related to foreign currency positions pertaining to Valero's investment and related hedges associated with its Canadian operations and a decrease in equity income from joint ventures of $2.1 million.

Net interest and debt expense decreased $14.8 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. During 2002, Valero incurred $5.7 million of interest expense under capital leases with El Paso Corporation for the Corpus Christi East Refinery and related refined products logistics business. In February 2003, Valero exercised its option under the capital leases to purchase the refinery and related logistics business, replacing higher interest rate obligations under these leases with lower interest rates under current bank borrowings. Interest expense for the third quarter of 2003 also decreased from the third quarter of 2002 primarily due to:
     o $4.3 million due to a decrease in average borrowings outstanding during the quarter resulting in large part from the contribution and sale of assets to Valero L.P.,
     o $2.9 million due to additional interest rate swaps which were used to manage Valero's fixed to floating interest rate position, and
     o $1.8 million as a result of the deconsolidation of Valero L.P. in March 2003.

Income tax expense increased $93.1 million from the third quarter of 2002 to the third quarter of 2003 mainly as a result of higher operating income.

The following is a reconciliation of net income to EBITDA (in millions):

                                              Three Months Ended September 30,
                                              --------------------------------
                                                     2003           2002
                                                     ----           ----
Net income....................................    $ 191.1        $  29.8
Income tax expense............................      110.8           17.7
Depreciation and amortization expense.........      125.2          107.9
Interest and debt expense, net................       63.1           77.9
Other amortizations...........................       (1.1)          (2.5)
                                                    -----          -----
 EBITDA.......................................    $ 489.1        $ 230.8
                                                    =====          =====

Valero's rationale for using the financial measure of EBITDA, which is not defined under United States generally accepted accounting principles, is discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 2002 Compared to 2001 - Corporate Expenses and Other."

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Financial Highlights (millions of dollars, except per share amounts)


                                                                     Nine Months Ended September 30,
                                                            ----------------------------------------------
                                                              2003 (a)            2002              Change
                                                              ----                ----              ------
Operating revenues.......................................   $ 28,459.2         $ 20,930.2        $ 7,529.0
                                                              --------           --------          -------

Costs and expenses:
 Cost of sales...........................................     25,163.5           18,705.9          6,457.6
 Refining operating expenses.............................      1,202.4              973.3            229.1
 Retail selling expenses.................................        518.9              510.3              8.6
 Administrative expenses.................................        222.5              175.2             47.3
 Depreciation and amortization expense:
  Refining...............................................        308.5              289.4             19.1
  Retail.................................................         34.1               31.5              2.6
  Administrative.........................................         19.4               14.0              5.4
                                                              --------           --------          -------
   Total costs and expenses..............................     27,469.3           20,699.6          6,769.7
                                                              --------           --------          -------

Operating income.........................................        989.9              230.6            759.3
Equity in earnings of Valero L.P. (b)....................         20.4                  -             20.4
Other income (expense),  net.............................         (5.9)              11.3            (17.2)
Interest and debt expense:
 Incurred................................................       (217.7)            (218.0)             0.3
 Capitalized.............................................         16.3               13.2              3.1
Minority interest in net income of Valero L.P. (b).......         (2.4)             (10.4)             8.0
Distributions on preferred securities of
 subsidiary trusts.......................................        (16.8)             (22.5)             5.7
                                                              --------           --------          -------
Income before income tax expense.........................        783.8                4.2            779.6
Income tax expense.......................................        293.9                1.7            292.2
                                                              --------           --------          -------
Net income...............................................        489.9                2.5            487.4

Preferred stock dividends................................          1.3                  -              1.3
                                                              --------           --------          -------
Net income applicable to common stock....................   $    488.6         $      2.5        $   486.1
                                                              ========           ========          =======

Earnings per common share - assuming dilution............       $ 4.10             $ 0.02           $ 4.08


EBITDA (c)...............................................    $ 1,345.3            $ 540.4          $ 804.9

Ratio of EBITDA to interest incurred (d).................          6.2x               2.5x             3.7x



---------
See the footnote references on page 42.

                              Operating Highlights
         (millions of dollars, except per barrel and per gallon amounts)



                                                             Nine Months Ended September 30,
                                                       -----------------------------------------
                                                         2003 (a)           2002        Change
                                                         ----               ----        ------
Refining:
Operating income....................................   $ 1,063.3          $ 338.0      $ 725.3
Throughput volumes (thousand barrels per day).......       1,792            1,559          233
Throughput margin per barrel (e)....................      $ 5.26           $ 3.76       $ 1.50
Operating costs per barrel:
 Refining operating expenses........................      $ 2.46           $ 2.29       $ 0.17
 Depreciation and amortization......................        0.63             0.68        (0.05)
                                                            ----             ----         ----
  Total operating costs per barrel..................      $ 3.09           $ 2.97       $ 0.12
                                                            ====             ====         ====

Charges:
 Crude oils:
  Sour..............................................          44%              45%          (1)%
  Sweet.............................................          36               34            2
                                                             ---              ---          ---
   Total crude oils.................................          80               79            1
 Residual fuel oil..................................           5                5            -
 Other feedstocks and blendstocks...................          15               16           (1)
                                                             ---              ---          ---
  Total charges.....................................         100%             100%           -%
                                                             ===              ===          ===

Yields:
 Gasolines and blendstocks..........................          54%              55%          (1)%
 Distillates........................................          28               27            1
 Petrochemicals.....................................           3                3            -
 Lubes and asphalts.................................           4                4            -
 Other products.....................................          11               11            -
                                                             ---              ---          ---
  Total yields......................................         100%             100%           -%
                                                             ===              ===          ===

Retail - U.S.:
Operating income....................................      $ 93.9           $ 30.5       $ 63.4
Company-operated fuel sites (average)...............       1,207            1,386         (179)
Fuel volumes (gallons per day per site).............       4,535            4,434          101
Fuel margin per gallon..............................     $ 0.154          $ 0.104      $ 0.050
Merchandise sales...................................     $ 713.1          $ 787.0      $ (73.9)
Merchandise margin (percentage of sales)............        27.9%            27.4%         0.5%
Margin on miscellaneous sales.......................      $ 67.4           $ 52.3       $ 15.1
Retail selling expenses.............................     $ 382.3          $ 392.3      $ (10.0)

Retail - Northeast:
Operating income....................................      $ 74.6           $ 51.3       $ 23.3
Fuel volumes (thousand gallons per day).............       3,338            3,183          155
Fuel margin per gallon..............................     $ 0.209          $ 0.177      $ 0.032
Merchandise sales...................................      $ 89.0           $ 73.2       $ 15.8
Merchandise margin (percentage of sales)............        22.7%            22.6%         0.1%
Margin on miscellaneous sales.......................      $ 14.9           $ 12.0        $ 2.9
Retail selling expenses.............................     $ 136.6          $ 118.0       $ 18.6

---------
See the footnote references on page 42.

                   Refining Operating Highlights by Region (f)



                                                                 Nine Months Ended September 30,
                                                          -------------------------------------------
                                                           2003 (a)            2002            Change
                                                           ----                ----            ------
Gulf Coast:
Operating income......................................    $ 320.0           $ 120.4           $ 199.6
Throughput volumes (thousand barrels per day).........        829               650               179
Throughput margin per barrel (e)......................     $ 4.71            $ 3.94            $ 0.77
Operating costs per barrel:
 Refining operating expenses..........................     $ 2.65            $ 2.46            $ 0.19
 Depreciation and amortization........................       0.64              0.80             (0.16)
                                                             ----              ----              ----
  Total operating costs per barrel....................     $ 3.29            $ 3.26            $ 0.03
                                                             ====              ====              ====

Mid-Continent:
Operating income......................................    $ 162.2           $ 105.2            $ 57.0
Throughput volumes (thousand barrels per day).........        274               262                12
Throughput margin per barrel (e)......................     $ 5.04            $ 4.14            $ 0.90
Operating costs per barrel:
 Refining operating expenses..........................     $ 2.36            $ 2.11            $ 0.25
 Depreciation and amortization........................       0.51              0.55             (0.04)
                                                             ----              ----              ----
  Total operating costs per barrel....................     $ 2.87            $ 2.66            $ 0.21
                                                             ====              ====              ====

Northeast:
Operating income......................................    $ 323.0            $ 33.1           $ 289.9
Throughput volumes (thousand barrels per day).........        371               348                23
Throughput margin per barrel (e)......................     $ 5.27            $ 2.39            $ 2.88
Operating costs per barrel:
 Refining operating expenses..........................     $ 1.58            $ 1.55            $ 0.03
 Depreciation and amortization........................       0.51              0.49              0.02
                                                             ----              ----              ----
  Total operating costs per barrel....................     $ 2.09            $ 2.04            $ 0.05
                                                             ====              ====              ====

West Coast:
Operating income......................................    $ 258.1            $ 79.3           $ 178.8
Throughput volumes (thousand barrels per day).........        318               299                19
Throughput margin per barrel (e)......................     $ 6.89            $ 4.64            $ 2.25
Operating costs per barrel:
 Refining operating expenses..........................     $ 3.08            $ 2.92            $ 0.16
 Depreciation and amortization........................       0.83              0.75              0.08
                                                             ----              ----              ----
  Total operating costs per barrel....................     $ 3.91            $ 3.67            $ 0.24
                                                             ====              ====              ====

---------
See the footnote references on page 42.

   Average Market Reference Prices and Differentials (dollars per barrel) (g)




                                                                 Nine Months Ended September 30,
                                                             -------------------------------------
                                                                2003            2002        Change
                                                                ----            ----        ------
Feedstocks:
 WTI crude oil.........................................      $ 31.10         $ 25.38        $ 5.72
 WTI less sour crude oil at U.S. Gulf Coast (h)........         3.44            2.36          1.08
 WTI less ANS crude oil................................         1.39            1.34          0.05

Products:
 U.S. Gulf Coast:
   Conventional 87 gasoline less WTI..................          5.99            4.19          1.80
   No. 2 fuel oil less WTI............................          2.65            0.88          1.77
   Propylene less WTI.................................          2.34            2.53         (0.19)
 U.S. Mid-Continent:
   Conventional 87 gasoline less WTI .................          8.10            5.60          2.50
   Low-sulfur diesel less WTI.........................          5.18            2.91          2.27
 U.S. Northeast:
   Conventional 87 gasoline less WTI..................          6.06            3.80          2.26
   No. 2 fuel oil less WTI............................          4.52            1.86          2.66
   Lube oils less WTI.................................         24.13           16.22          7.91
 U.S. West Coast:
   CARB 87 gasoline less ANS..........................         15.54           10.58          4.96
   Low-sulfur diesel less ANS.........................          7.03            4.79          2.24



--------------------------------------------------------------------------------

The following notes relate to references on pages 39 through 42.
(a) Includes the operations of the St. Charles Refinery commencing on July 1, 2003.
(b) On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(c) EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in "Results of Operations - Corporate Expenses and Other."
(d) The ratio of EBITDA to interest incurred is a non-GAAP measure and is calculated by dividing EBITDA by interest and debt expense incurred as reflected in the consolidated statements of income.
(e) Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(f) The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs and St. Charles Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(g) The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt's Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero's operations and profitability.
(h) The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.


General

Valero's net income for the nine months ended September 30, 2003 was $489.9 million, or $4.10 per share, compared to $2.5 million, or $0.02 per share, for the nine months ended September 30, 2002.

Operating revenues increased 36% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $759.3 million from the first nine months of 2002 to the first nine months of 2003 due to a $725.3 million increase in the refining segment and an $86.7 million increase in the retail segment, partially offset by a $52.7 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero's refining segment increased from $338.0 million for the nine months ended September 30, 2002 to $1.1 billion for the nine months ended September 30, 2003, resulting from a 15% increase in refining throughput volumes and a 40% increase in refining throughput margin per barrel.

The increase in total throughput margin was due to the following factors:
     o Gasoline and distillate margins increased in the first nine months of 2003 compared to the same period in 2002 due to strong demand and lower inventory levels. Demand for distillates improved significantly in 2003 due to colder winter weather in the Northeast and fuel switching demand caused by high natural gas prices. Refined product inventories were lower than the high inventory levels that existed during the first nine months of 2002 due to the stronger demand combined with lower refinery production rates resulting from a large number of maintenance turnarounds in the refining industry in the first quarter of 2003 and the continuing impact of the oil workers' strike in Venezuela in early 2003, which also reduced production rates. The high inventory levels in 2002 were caused by weaker economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand.
     o Discounts on Valero's sour crude oil feedstocks increased for the nine months ended September 30, 2003 compared to the first nine months of 2002 due mainly to weaker discounts in 2002 resulting primarily from crude oil production cuts by OPEC.
     o Valero's throughput volumes increased due to incremental volumes resulting from the St. Charles Refinery acquisition commencing in July 2003 and increased refinery utilization rates, as eight of Valero's refineries were affected by turnaround activities during the first nine months of 2002, which significantly reduced 2002 refinery utilization rates. Also during 2002, production at several refineries was cut by as much as 25% due to uneconomic operating conditions.

Partially offsetting the above increases in throughput margin were the effects of an approximate net $76 million benefit in the first nine months of 2002 resulting from the settlement of petroleum products purchase agreements and related hedges, approximately $48 million resulting from Valero ceasing consolidation of Valero L.P. commencing in March 2003, and more unplanned downtime in the first nine months of 2003 at certain of Valero's refineries.

Refining operating expenses were 24% higher for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due primarily to the acquisition of the St. Charles Refinery in July 2003, higher energy costs, an increase in employee compensation, including increased variable compensation, and increased maintenance expense associated with unplanned downtime. Due to an increase in throughput volumes, the operating cost increase on a per barrel basis was 7%, or $0.17, between the periods. Refining depreciation and amortization expense increased 7% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 due to depreciation expense associated with the acquisition of the St. Charles Refinery and increased turnaround and catalyst amortization.

Retail

Retail operating income was $168.5 million for the nine months ended September 30, 2003 compared to $81.8 million for the nine months ended September 30, 2002. The increase in retail operating income was primarily related to higher retail fuel margins in both the U.S. and Northeast retail systems.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $52.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was due mainly to the recognition of increased variable compensation expense of approximately $21 million in 2003 as a result of improved financial performance in 2003 as compared to 2002. For the nine months ended September 30, 2002, only $4 million of variable compensation expense had been recognized as a result of lower net income in 2002. The remainder of the increase was attributable primarily to increases in salary and benefits expense, litigation costs and environmental reserves related to certain non-operating sites.

Equity in earnings of Valero L.P. represents Valero's equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero's ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. Valero's ownership interest in Valero L.P. has been further reduced to 45.7% as of September 30, 2003 primarily as a result of the issuance of additional common units by Valero L.P. in April and August 2003.

Other income, net decreased $17.2 million due mainly to:
     o a decrease of $8.3 million related to foreign currency positions pertaining to Valero's investment and related hedges associated with its Canadian operations;
     o    a decrease in equity income from joint ventures of $6.6 million;
     o a $4.2 million loss related to the initial recognition of an asset retirement obligation as required by FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which Valero adopted effective January 1, 2003; and
     o the payment of a $3.8 million premium associated with the early redemption in June 2003 of $100 million of 8% debentures which were due in 2023.
These decreases were partially offset by a $3.0 million increase in interest income related to the accretion of the balance of the notes receivable from Tesoro, which is $71.4 million as of September 30, 2003, resulting from the sale of the Golden Eagle Business in the second quarter of 2002, and a $2.3 million increase in bank interest income.

Net interest and debt expense decreased $3.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due mainly to an increase in capitalized interest as a result of increased spending on capital expenditures during 2003 as compared to 2002.

Income tax expense increased $292.2 million from the first nine months of 2002 to the first nine months of 2003 mainly as a result of higher operating income.

The following is a reconciliation of net income to EBITDA (in millions):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2003                2002
                                                    ----                ----
Net income ..................................   $   489.9             $   2.5
Income tax expense ..........................       293.9                 1.7
Depreciation and amortization expense........       362.0               334.9
Interest and debt expense, net...............       201.4               204.8
Other amortizations..........................        (1.9)               (3.5)
                                                  -------               -----
  EBITDA.....................................   $ 1,345.3             $ 540.4
                                                  =======               =====

Valero's rationale for using the financial measure of EBITDA, which is not defined under United States generally accepted accounting principles, is discussed in Valero's Annual Report on Form 10-K for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 2002 Compared to 2001 - Corporate Expenses and Other."

OUTLOOK

For the refining industry, the beginning of the fourth quarter normally reflects increasing distillate margins and decreasing gasoline margins due to the end of the summer driving season and the anticipation of the onset of colder weather. During October 2003, distillate margins improved from third quarter levels and are expected to improve even further as winter weather sets in. October gasoline margins also remained strong and were above historical average levels for this time of year as a result of strong demand and below-average inventory levels. Due to the stronger-than-normal gasoline margins for this time of year, the switch by the refining industry to maximum distillate production is occurring later than normal. Gasoline margins should continue to be strong next year due to MTBE blending reductions in California, New York and Connecticut, which will reduce gasoline production, and the effect of Tier II sulfur regulations commencing in January 2004, which will reduce refinery production and imports.

In regard to feedstocks, the average of Valero's sour crude oil discounts for the fourth quarter of 2003 has increased slightly from third quarter levels due to increased exports from Iraq and Russia. This trend should continue, as current spot discounts are wider than the average term discount set for deliveries for the fourth quarter of 2003.

In regard to Valero's refinery operations, during late October 2003, the Texas City Refinery began the start-up phase for its new 45,000 barrel-per-day coking unit. The unit is expected to operate at full capacity by the end of November 2003. As a result of the Texas City coker start-up and anticipated increased throughput at the St. Charles Refinery, throughput volumes in the fourth quarter of 2003 are expected to increase approximately 5% from third quarter levels. In early November 2003, Valero ceased blending MTBE into gasoline at its Benicia and Wilmington Refineries and switched to blending ethanol due to the January 1, 2004 effective date of the banned use of MTBE by the state of California.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2003 and 2002
Net cash provided by operating activities for the nine months ended September 30, 2003 was $1.2 billion compared to $67.6 million for the nine months ended September 30, 2002. The increase in cash generated from operating activities was due primarily to:
     o the significant increase in operating income as discussed above under "Results of Operations" and

     o $192.8 million of cash generated from changes in working capital during 2003 while $176.2 million was required for working capital purposes during 2002 as described in Note 12 of Notes to Consolidated Financial Statements for both periods.

Working capital for the first nine months of 2003 was positively impacted by a $398 million decrease in accounts receivable and a $263 million increase in accounts payable, which was partially offset by an increase in inventories of $464 million. The decrease in accounts receivable resulted mainly from the sale of an additional $350 million of receivables under Valero's accounts receivable sales program. The increase in accounts payable resulted in large part from the additional inventories held at September 30, 2003. Inventory volumes increased almost 21 million barrels from December 2002 levels due to the additional barrels obtained from the acquisition of the St. Charles Refinery in July 2003, higher levels of feedstock inventories on hand at September 30, 2003 as a result of higher utilization rates during 2003, and seasonal increases in certain refined product inventories.

The net cash provided by operations combined with approximately $300 million of proceeds from the issuance of senior notes in June 2003, $250.2 million of proceeds from the issuance of common stock in March 2003, $379.9 million of proceeds from the contribution and sale of certain assets to Valero L.P., $137 million resulting from the redemption of Valero L.P. common units held by Valero, $63.3 million of proceeds from the disposition of property, plant and equipment, and $69.3 million of available cash on hand were used to:
     o    repay  debt  and  capital  lease  obligations  of  approximately  $800 million,
     o fund capital expenditures, the exercise of purchase options under structured lease arrangements and deferred turnaround and catalyst costs totaling $904.3 million, earn-out payments of $35.0 million and acquisitions of $323.1 million,
     o redeem $200 million of company-obligated preferred securities of subsidiary trusts,
     o fund a $104.5 million investment in the Cameron Highway Oil Pipeline Project, and
     o    pay common stock dividends of $33.7 million.

During the nine months ended September 30, 2002, $176.2 million was used for working capital requirements as detailed in Note 12 of Notes to Consolidated Financial Statements. The changes in working capital requirements were attributable mainly to:
     o an approximate $107 million increase in receivables due to a reduction in the receivables transferred under Valero's accounts receivable sales facilities,
     o a significant increase in commodity prices from December 2001 to September 2002,
     o the purchase of approximately $292 million of feedstock and refined product inventories as a result of the maturity of two petroleum products purchase agreements discussed further below,
     o a decrease in accrued expenses resulting from payments of change-in-control benefits to former UDS employees and employee bonuses,
     o the receipt of approximately $143 million of income tax refunds during the first nine months of 2002, and
     o    a reduction of operating inventory levels company-wide.

In addition to the cash provided by operating activities of $67.6 million during the first nine months of 2002, Valero received $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture, $925.0 million from the sale of the Golden Eagle Business, and $1.8 billion from the sale of senior notes. Valero used these proceeds, together with proceeds from a $1.5 billion bridge loan, $100.0 million from the issuance of senior notes by Valero L.P., and $61.0 million of net short-term borrowings to:
     o fund the $2.1 billion cash payment to UDS shareholders in connection with the UDS Acquisition,
     o    repay the $1.5 billion bridge loan used to fund the UDS Acquisition,

     o fund capital expenditures, deferred turnaround and catalyst costs and earn-out payments totaling $645.5 million,
     o fund $183.5 million of cash flows related to the Golden Eagle Business, primarily capital expenditures and deferred turnaround costs,
     o    repay $275.0 million of 8.625% guaranteed notes, and
     o    pay $31.6 million of common stock dividends.

Acquisition of St. Charles Refinery
On July 1, 2003, Valero completed the purchase of the St. Charles Refinery from Orion. Consideration for the purchase, including various transaction costs incurred, consisted of (in millions):

       Cash.............................................     $ 308.0
       Mandatory convertible preferred stock,
         fair value of $22 per share:
         10,000,000 shares issued.......................       220.0
         844,000 shares held in escrow..................       (18.6)
                                                               -----
       Total purchase consideration.....................     $ 509.4
                                                               =====

The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments if agreed-upon refining margins reach a specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

During the third quarter of 2003, Valero filed a registration statement on Form S-3 with the SEC to register the 2% mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock. The registration statement was declared effective on October 16, 2003.

Capital Investments
During the nine months ended September 30, 2003, Valero expended $571.8 million for capital expenditures and $94.2 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2003 included $272.8 million to begin funding construction of gasoline desulfurization units at the Texas City, Paulsboro, Quebec and Corpus Christi West Refineries in response to new low-sulfur regulations. In addition, $238.3 million was expended for the purchase of one of Valero's current headquarters buildings and certain convenience stores, which were previously subject to structured lease arrangements (see Note 17 of Notes to Consolidated Financial Statements), and $104.5 million was invested in the Cameron Highway Oil Pipeline Project.

In connection with Valero's acquisitions of Basis Petroleum, Inc. in 1997, the Paulsboro Refinery in 1998, and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years, five years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2003, Valero made an earn-out contingency payment of $35.0 million to Salomon Inc in connection with Valero's acquisition of Basis Petroleum, Inc. In September 2003, Valero accrued an earn-out contingency amount of $15.6 million, which was paid to Exxon Mobil Corporation in October 2003, in connection with Valero's acquisition of the Paulsboro Refinery.

For 2003,  Valero  expects  to incur  approximately  $1.1  billion  for  capital investments, including approximately $1.0 billion for capital expenditures (approximately $600 million of which is for environmental projects) and approximately  $100 million for deferred  turnaround  and  catalyst  costs.  The capital expenditure estimate excludes approximately $140 million and $60 million, respectively, related to a coker facility at the Texas City Refinery and the planned expansion of the former UDS headquarters facility, which will be Valero's new corporate headquarters. The coker and headquarters facilities are being funded through structured lease arrangements. The capital expenditure estimate also excludes expenditures for acquisitions, approximately $51 million related to the earn-out contingency agreements discussed above, the funding of approximately $105 million for the Cameron Highway Oil Pipeline Project, and $238.3 million related to the purchase of one of Valero's current headquarters buildings and certain convenience stores that were previously funded under structured lease arrangements as discussed above. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
As of September 30, 2003, Valero's contractual obligations included obligations for long-term debt, operating leases and purchase obligations. In February 2003, Valero exercised its option to purchase the Corpus Christi East Refinery and related refined product logistics business, which were operated under capital leases since June 2001. On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement. The net proceeds from this offering of $296.8 million were used to redeem the $200 million of TOPrS and $100 million of 8% debentures due 2023.

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

PEPS Units
In addition to the TOPrS that were redeemed as discussed above, Valero's company-obligated preferred securities of subsidiary trusts also included $172.5 million of 7 3/4% PEPS Units (6.9 million units at $25.00 per unit). The PEPS Units were issued in 2000 by Valero under a shelf registration statement. Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The number of shares of common stock issuable for each purchase contract was to be determined at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero's senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes were remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $158.9 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing (as defined in the prospectus supplement related to the PEPS Units) of the senior deferrable notes was deemed to have occurred. The $158.9 million of senior deferrable notes surrendered to Valero to satisfy the holders' purchase contract obligations were retained by Valero in full satisfaction of the holders' obligations under the purchase contracts and were canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes mature on August 18, 2005 and bear an interest rate of 6.797%. Valero, in turn, issued 4.9 million shares of its common stock at a price of $34.95 per share in settlement of the 6.9 million purchase contracts.

Other Commercial Commitments
As of September 30, 2003, Valero's committed lines of credit included (in millions):

                                                  Borrowing
                                                   Capacity        Expiration
                                                  ---------        ----------
   364-day revolving credit facility.......         $ 750.0       November 2003
   5-year revolving credit facility........         $ 750.0       December 2006
   Canadian revolving credit facility......     Cdn $ 115.0         July 2005


Under Valero's revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was approximately 42% as of September 30, 2003.

As of September 30, 2003, Valero had $205.6 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $241.2 million of letters of credit outstanding under its committed facilities and Cdn. $7.8 million of letters of credit outstanding under its Canadian facility.

Valero expects to replace its $750 million 364-day revolving credit facility with a new $750 million three-year revolving credit facility with terms and conditions similar to the current credit facility. The new credit facility is expected to close concurrently with the maturity of the current 364-day credit facility.

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

Valero L.P.
Effective March 18, 2003, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million (including $2.9 million representing the redemption of a proportionate amount of Valero's general partner interest), the proceeds of which were used by Valero to reduce bank borrowings. Also on March 18, 2003, Valero received $350 million from the contribution by Valero to Valero L.P. of certain storage tanks and a refined products pipeline system. In addition, during the third quarter of 2003, Valero received approximately $30 million from the sale by Valero to Valero L.P. of the Southlake pipeline system. These transactions are discussed further in Note 4 of Notes to Consolidated Financial Statements.

Also as discussed in Note 4 of Notes to Consolidated Financial Statements, as a result of common unit issuances by Valero L.P. in March and April of 2003, Valero's ownership interest in Valero L.P. was reduced to 48.2%. Valero's ownership interest was further reduced to 45.7% in the third quarter of 2003 primarily as a result of the issuance by Valero L.P. of an additional 1,236,250 common units on August 11, 2003.

Pension Plan Funded Status
During the first nine months of 2003, Valero contributed approximately $121 million to its qualified pension plans. Based on a 6% estimated discount rate and projected fair values of plan assets, Valero expects that the fair value of the assets in its qualified plans will be equal to approximately 60% of the projected benefit obligation under those plans as of the end of 2003. However, the qualified plans are expected to be more than 90% funded based on their "current liability", which is a funding measure defined under applicable pension regulations.

Environmental Matters
Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasoline and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters will increase in the future. In addition, any major upgrades in any of Valero's refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero's environmental matters, see Note 17 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of September 30, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Structured Lease Arrangements
Valero has various long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities. After the initial lease term, the leases may be extended by agreement of the parties. Valero uses these structured lease arrangements to provide additional liquidity to fund its ongoing operations. Except for the purchase of one of Valero's current headquarters buildings for approximately $23 million in April 2003 and the purchase of certain convenience stores for approximately $215 million in June 2003, Valero believes that it is not reasonably likely that it will purchase assets subject to the structured lease arrangements at any time during their lease terms and would likely renew, to the extent that it can, the leases for such assets under similar arrangements. See Note 17 of Notes to Consolidated Financial Statements for a discussion of the potential disposition of Valero's current headquarters facilities, and Note 2 of Notes to Consolidated Financial Statements for a discussion of FIN 46. As of September 30, 2003, Valero had approximately $528 million of commitments funded through these structured lease arrangements.

Guarantees
In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro, which totaled approximately $40 million as of September 30, 2003. This lease expires in 2010.

Valero's structured lease arrangements permit Valero to sell the leased properties to a third party, in which case the leases provide for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. As of September 30, 2003, the maximum residual value guarantee under Valero's structured lease arrangements was approximately $445 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero's derivative commodity instruments as of September 30, 2003 and December 31, 2002 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
     o fair value hedges held to hedge refining inventories and unrecognized firm commitments,
     o cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales,
     o    economic hedges held to:
          o    manage price volatility in refined product inventories, and
          o manage price volatility in forecasted feedstock, natural gas and refined product purchases, and
     o    trading activities held or issued for trading purposes.

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


                                                                          September 30, 2003
                                              ----------------------------------------------------------------------------
                                                              Wtd Avg       Wtd Avg
                                                Contract        Pay         Receive     Contract         Fair           Gain
                                                Volumes        Price         Price        Value          Value         (Loss)
                                                -------        -----         -----        -----          -----          ----
Fair Value Hedges:
Futures - long:
  2003 (crude oil and refined products)          32,322      $ 29.43           N/A     $   951.2     $   945.0       $  (6.2)
Futures - short:
  2003 (crude oil and refined products)          45,578          N/A       $ 29.71       1,354.2       1,332.3          21.9
  2004 (crude oil and refined products)             387          N/A         27.94          10.8          10.9          (0.1)

Cash Flow Hedges:
Swaps - long:
  2003 (crude oil and refined products)          27,266        25.98         27.04           N/A          28.8          28.8
  2004 (crude oil and refined products)          27,540        26.23         26.60           N/A          10.2          10.2
  2003 (natural gas)                              1,372         5.66          5.06           N/A          (0.8)         (0.8)
  2004 (natural gas)                                900         5.66          5.16           N/A          (0.5)         (0.5)
Swaps - short:
  2003 (crude oil and refined products)          26,191        30.42         29.95           N/A         (12.5)        (12.5)
  2004 (crude oil and refined products)          27,540        30.90         30.38           N/A         (14.2)        (14.2)
  2003 (natural gas)                                686         5.06          5.61           N/A           0.4           0.4
  2004 (natural gas)                                458         5.17          5.61           N/A           0.2           0.2
Futures - long:
  2003 (crude oil and refined products)          17,545        29.97           N/A         525.9         529.9           4.0
  2004 (crude oil and refined products)           2,226        27.62           N/A          61.5          61.9           0.4
  2005 (crude oil and refined products)               2        29.84           N/A           0.1           0.1             -
Futures - short:
  2003 (crude oil and refined products)          15,078          N/A         30.98         467.1         475.1          (8.0)
  2004 (crude oil and refined products)           1,951          N/A         31.12          60.7          61.2          (0.5)
  2003 (natural gas)                              1,120          N/A          5.22           5.8           5.7           0.1

Economic Hedges:
Swaps - long:
  2003 (crude oil and refined products)           9,872         8.33          8.32           N/A          (0.1)         (0.1)
  2004 (crude oil and refined products)             110        25.18         24.97           N/A             -             -
Swaps - short:
  2003 (crude oil and refined products)          12,116         6.68          6.55           N/A          (1.6)         (1.6)
  2004 (crude oil and refined products)             932         4.76          4.68           N/A          (0.1)         (0.1)
Futures - long:
  2003 (crude oil and refined products)          26,806        32.05           N/A         859.2         869.4          10.2
  2004 (crude oil and refined products)             354        31.67           N/A          11.2          11.5           0.3
Futures - short:
  2003 (crude oil and refined products)          33,393          N/A         31.87       1,064.2       1,075.7         (11.5)
  2004 (crude oil and refined products)              78          N/A         35.20           2.7           2.6           0.1
Options - long:
  2003 (crude oil and refined products)          16,926        14.00           N/A           4.3           7.2           2.9
  2004 (crude oil and refined products)             342         1.09           N/A           0.2           0.2             -
Options - short:
  2003 (crude oil and refined products)          18,334          N/A         16.01          (6.1)         (5.3)         (0.8)
  2004 (crude oil and refined products)           2,309          N/A          2.67          (1.5)         (1.4)         (0.1)
  2003 (natural gas)                              1,230          N/A          5.05          (0.7)         (0.9)          0.2
  2004 (natural gas)                                900          N/A          5.05          (0.5)         (0.5)            -

Trading Activities:
Swaps - long:
  2003 (crude oil and refined products)           8,260        12.31         12.67           N/A           2.9           2.9
  2004 (crude oil and refined products)           3,000        11.35         11.93           N/A           1.7           1.7
Swaps - short:
  2003 (crude oil and refined products)           8,455        12.29         12.19           N/A          (0.8)         (0.8)
  2004 (crude oil and refined products)           2,775        13.86         13.47           N/A          (1.1)         (1.1)
Futures - long:
  2003 (crude oil and refined products)          25,951        30.36           N/A         787.9         796.5           8.6
  2004 (crude oil and refined products)           3,371        26.04           N/A          87.8          89.6           1.8
Futures - short:
  2003 (crude oil and refined products)          23,519          N/A         30.18         709.9         733.1         (23.2)
  2004 (crude oil and refined products)           4,071          N/A         27.65         112.6         115.7          (3.1)


                                                                   September 30, 2003
                                       ---------------------------------------------------------------------------
                                                          Wtd Avg     Wtd Avg
                                              Contract      Pay       Receive      Contract     Fair       Gain
                                              Volumes      Price       Price        Value       Value     (Loss)
                                              -------      -----       -----        -----       -----      ----
Options - long:
  2003 (crude oil and refined products)         2,702       7.50         N/A          1.3        1.4         0.1
  2004 (crude oil and refined products)         8,193      11.24         N/A          3.0        3.9         0.9
Options - short:
  2003 (crude oil and refined products)         1,174        N/A        6.20         (0.4)      (0.6)        0.2
  2004 (crude oil and refined products)         2,119        N/A        4.31         (0.9)      (0.2)       (0.7)



                                                                    December 31, 2002
                                                -------------------------------------------------------------------------
                                                              Wtd Avg      Wtd Avg
                                                Contract       Pay         Receive     Contract       Fair         Gain
                                                Volumes       Price         Price       Value        Value        (Loss)
                                                -------       -----         -----       -----        -----         ----
Fair Value Hedges:
Futures - long:
  2003 (crude oil and refined products)          13,290      $ 31.23          N/A      $ 415.0     $ 426.8        $ 11.8
Futures - short:
  2003 (crude oil and refined products)          15,070          N/A      $ 30.85        464.9       492.3         (27.4)

Cash Flow Hedges:
Swaps - long:
  2003 (crude oil and refined products)          26,820        26.45        26.98          N/A        14.4          14.4
Swaps - short:
  2003 (crude oil and refined products)          26,520        31.27        30.58          N/A       (18.1)        (18.1)
Futures - long:
  2003 (crude oil and refined products)          16,556        30.22          N/A        500.4       516.6          16.2
Futures - short:
  2003 (crude oil and refined products)          13,599          N/A        29.02        394.7       424.9         (30.2)

Economic Hedges:
Swaps - long:
  2003 (crude oil and refined products)           4,716         1.19         0.81          N/A        (1.8)         (1.8)
Swaps - short:
  2003 (crude oil and refined products)          21,651         3.00         3.18          N/A         3.8           3.8
Futures - long:
  2003 (crude oil and refined products)          20,161        33.31          N/A        671.5       687.8          16.3
Futures - short:
  2003 (crude oil and refined products)          20,178          N/A        32.21        649.9       675.8         (25.9)
Options - long:
  2003 (crude oil and refined products)           5,414         3.73          N/A         (0.4)       (0.5)         (0.1)
Options - short:
  2003 (crude oil and refined products)           3,800          N/A         3.50         (0.9)       (0.9)            -

Trading Activities:
Swaps - long:
  2003 (crude oil and refined products)           6,150         8.83         9.63          N/A         4.9           4.9
  2004 (crude oil and refined products)             450         2.91         3.03          N/A         0.1           0.1
Swaps - short:
  2003 (crude oil and refined products)          10,900         7.21         6.70          N/A        (5.6)         (5.6)
  2004 (crude oil and refined products)             300         4.03         3.75          N/A        (0.1)         (0.1)
Futures - long:
  2003 (crude oil and refined products)           8,866        30.80          N/A        273.0       286.1          13.1
  2003 (natural gas)                                950         4.78          N/A          4.5         4.4          (0.1)
Futures - short:
  2003 (crude oil and refined products)           7,524          N/A        29.85        224.6       244.2         (19.6)
  2003 (natural gas)                                250          N/A         4.42          1.1         1.2          (0.1)
Options - long:
  2003 (crude oil and refined products)           4,332        13.45          N/A         (0.4)        2.1           2.5
  2003 (natural gas)                                400         3.00          N/A            -           -             -
Options - short:
  2003 (crude oil and refined products)           2,564          N/A         5.00         (2.7)        0.6          (3.3)
  2003 (natural gas)                                250          N/A         4.00          0.1         0.2          (0.1)


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



                                                                      September 30, 2003
                                 ----------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                             There-                      Fair
                                     2003        2004       2005       2006        2007       after        Total         Value
                                     ----        ----       ----       ----        ----       -----        -----         -----
Long-term Debt:
   Fixed rate...................    $25.4        $1.4     $411.0     $301.4      $351.4     $2,978.5     $4,069.1      $4,496.8
     Average interest rate......      8.3%        5.1%       8.7%       7.4%        6.1%         7.0%         7.0%
   Floating rate................       $-          $-         $-     $349.0          $-           $-       $349.0        $349.0
     Average interest rate......        -           -          -        2.0%          -            -          2.0%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............       $-          $-         $-     $125.0      $225.0       $450.0       $800.0          $2.5
     Average pay rate...........      3.2%        3.6%       4.9%       5.9%        6.3%         6.7%         5.8%
     Average receive rate.......      6.3%        6.3%       6.3%       6.3%        6.1%         5.9%         6.0%



                                                                      December 31, 2002
                                 ---------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -------------------------------------------------------------------
                                                                                             There-                     Fair
                                     2003        2004       2005       2006        2007       after        Total        Value
                                     ----        ----       ----       ----        ----       -----        -----        -----
Long-term Debt:
   Fixed rate...................    $30.4        $1.9     $397.9     $302.0      $352.0     $2,885.5     $3,969.7     $4,081.0
     Average interest rate......      8.1%        5.8%       8.8%       7.4%        6.2%         7.2%         7.2%
   Floating rate................   $150.0          $-         $-     $600.0          $-           $-       $750.0       $750.0
     Average interest rate......      2.7%          -          -        2.5%          -            -          2.5%

Interest Rate Swaps
  Fixed to Floating:
   Notional amount..............       $-          $-     $150.0     $125.0      $225.0       $100.0       $600.0        $21.6
     Average pay rate...........      3.6%        4.4%       5.4%       6.2%        6.4%         6.0%         5.4%
     Average receive rate.......      6.6%        6.6%       6.6%       6.7%        6.4%         6.9%         6.7%


FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations that Valero intends to redeem in the future. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. The following tables present the notional amounts of the contracts by expected (contractual) maturity dates and the total fair value of the contracts:




                                                                      September 30, 2003
                                         ---------------------------------------------------------------------------
                                                      Expected Maturity Dates
                                         ---------------------------------------------------
                                                                                                              Fair
                                           2003      2004       2005      2006       2007       Total         Value
                                           ----      ----       ----      ----       ----       -----         -----

        Notional amount.............        $ -     $ 7.1     $ 31.7    $ 38.1     $ 94.8     $ 171.7       $ (27.1)


                                                                       December 31, 2002
                                         ---------------------------------------------------------------------------
                                                      Expected Maturity Dates
                                         ---------------------------------------------------
                                                                                                              Fair
                                           2003      2004       2005      2006       2007       Total         Value
                                           ----      ----       ----      ----       ----       -----         -----

        Notional amount.............     $ 50.9    $ 37.9     $ 31.7    $ 38.1     $ 94.8     $ 253.4         $ 6.1




Item 4.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Valero's management has evaluated, with the participation of Valero's principal executive and principal financial officers, the effectiveness of Valero's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero's disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes in internal control over financial reporting.

     There has been no change in Valero's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         MTBE Litigation

Valero is a defendant in more than 30 cases pending in at least 10 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Almost all of these cases have been filed since September 30, 2003 in anticipation of a pending federal energy bill that may contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys' fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. The following are suits in which Valero has been served or has been furnished a copy of the petition.


                      Principal Parties                      Name of Court or Agency         Date Instituted
                      -----------------                      -----------------------         ---------------

      California

      People of the State of California; Sacramento        Superior Court of California,      Sept. 30, 2003
       Groundwater Authority; et al. v. Unocal Corp.;      Sacramento County
       Ultramar Inc.; et al.


      California American Water Co. v. Unocal Corp.;       Superior Court of California,     Sept. 30, 2003
       Ultramar Inc.; et al.                               Monterey County


      Martin Silver, et al. v. Alon USA Energy, Inc.;      Superior Court of California,     Sept. 30, 2003
       Valero Energy Corp.; et al.                         San Diego County (East County
                                                           Division)


      City of Fresno v. Chevron USA Inc.; Valero           Superior Court of California,     Oct. 22, 2003
       Refining Company-California; et al.                 San Francisco County


      City of Riverside v. Atlantic Richfield Co.;         Superior Court of California,     Oct. 17, 2003
       Valero Energy Corp.; et al.                         Riverside County


      City of Roseville v. Atlantic Richfield Co.;         Superior Court of California,     Oct. 16, 2003
       Valero Energy Corp.; et al.                         Placer County


      D.J. Nelson Trust v. ARCO; Beacon Oil                Superior Court of California,     Apr. 30, 2001
       Corporation (Ultramar Inc.); et al.                 San Francisco County


      Orange County Water District v. Unocal Corp.;        Superior Court of California,     May 6, 2003
       Ultramar, Inc.; et al.                              Orange County


      Connecticut


      Canton Board of Education, et al. v. Amerada         Connecticut Superior Court,       Sept. 30, 2003
       Hess Corp.; Valero Energy Corp.; et al              Judicial District of Hartford


      Childhood Memories v. Amerada Hess Corp.; Valero     Connecticut Superior Court,       Sept. 30, 2003
       Energy Corp.; et al.                                Judicial District of Litchfield


      Columbia Board of Education, et al. v. Amerada       Connecticut Superior Court,       Sept. 30, 2003
       Hess Corp.; Valero Energy Corp.; et al.             Judicial District of Tolland


      American Distilling and Manufacturing Co., Inc.      Connecticut Superior Court,       Oct. 22, 2003
       v.  Amerada  Hess  Corp.;  Valero  Energy  Corp.;   Judicial  District of Middlesex
       et al.                                              at Middletown



                      Principal Parties                      Name of Court or Agency         Date Instituted
                      -----------------                      -----------------------         ---------------
      Connecticut (continued)

      Town of East Hampton v. Amerada Hess Corp.;          Connecticut Superior Court,       Oct. 22, 2003
       Valero Energy Corp.; et al.                         Judicial District of Middlesex
                                                           at Middletown


      Our Lady of Rosary Chapel v. Amerada Hess Corp;      Connecticut Superior Court,       Oct. 22, 2003
       Valero Energy Corp.; et al.                         Judicial District of Middlesex
                                                           at Middletown


      United Water Connecticut, Inc. v. Amerada Hess       Connecticut Superior Court,       Nov. 6, 2003
       Corp.; Valero Energy Corp.; et al.                  Judicial District of Fairfield
                                                           at Bridgeport


      Florida


      Escambia County Utilities Authority v. Adcock        Circuit Court of Escambia         Oct. 24, 2003
       Petroleum Inc.; Valero Energy Corp.; et al.         County, Florida


      Illinois


      Village of East Alton; et al. v. Amerada Hess        Circuit Court of                  Sept. 30, 2003
       Corp.; Valero Energy Corp. et al.                   Madison County, Illinois


      Misukonis v. Alon USA Energy, Inc.; Ultramar         Circuit Court of Madison          Oct. 27, 2003
       Inc.; et al.                                        County, Illinois


      Indiana


      City of Rockport v. Amerada Hess Corp.; Valero       Indiana Circuit Court, Spencer    Oct. 24, 2003
       Marketing and Supply Co.; et al.                    County


      Iowa


      City of Galva; et al. v. Amerada Hess Corp;          County Court, Polk County, Iowa   Sept. 30, 2003
       Valero Energy Corp.; et al.

      Massachusetts


      Town of Chelmsford; Brimfield Housing Authority;     Massachusetts Superior Court,     Sept. 30, 2003
       et al. v. Amerada Hess Corp.;                       Suffolk County
       Valero Energy  Corp.; et al.

      New Hampshire


      New Hampshire v. Amerada Hess Corp.; Valero          New Hampshire Superior Court,     Sept. 30, 2003
       Energy Corp.; et al.                                Merrimack County


      New Jersey


      New Jersey American Water Co., Inc., et al. v.       New Jersey Superior Court,        Oct. 24, 2003
       Amerada Hess Corp; Valero Energy Corp.; et al.      Middlesex County, Law Division


      New York


      County of Nassau v. Amerada Hess Corp.; Valero       Supreme Court of New York,        Sept. 30, 2003
       Marketing and Supply Co.; et al.                    New York County


      Incorporated Village of Mineola, et al. v.           Supreme Court of New York,        Sept. 30, 2003
       Atlantic Richfield Co.; Valero Marketing and        New York County
       Supply Co.; et al.


      West Hempstead Water District v. Atlantic            Supreme Court of New York,        Sept. 30, 2003
       Richfield Co.; Valero Marketing and Supply          New York County
       Co.; et al.


      Carle Place Water District v. Atlantic Richfield     Supreme Court of New York,        Sept. 30, 2003
       Co.; Valero Marketing and Supply Co.; et al.        New York County





                      Principal Parties                      Name of Court or Agency         Date Instituted
                      -----------------                      -----------------------         ---------------

      New York (continued)

      Town of Southampton v. Atlantic Richfield Co.;       Supreme Court of New York,        Sept. 30, 2003
       Valero Marketing and Supply Co.; et al.             New York County


      Village of Hempstead v.Atlantic Richfield Co.;       Supreme Court of New York,        Sept. 30, 2003
       Valero Marketing and Supply Co.; et al.             New York County


      Town of East Hampton v. Atlantic Richfield Co.;      Supreme Court of New York,        Sept. 30, 2003
       Valero Marketing and Supply Co.; et al.             New York County


      Westbury Water District v. Atlantic Richfield        Supreme Court of New York,        Sept. 30, 2003
       Co.; Valero Marketing and Supply Co.; et al.        New York County


      Water Authority of Western Nassau v. Atlantic        Supreme Court of New York,        Oct. 1, 2003
       Richfield Co.; Valero Marketing and Supply          New York County
       Co.; et al.


      Long Island Water Company v Amerada Hess; Valero     Supreme Court of New York,        Oct. 1, 2003
       Marketing and Supply Co.; et al.                    New York County


      Water Authority of Great Neck North v. Amerada       Supreme Court of New York,        Oct. 15, 2003
       Hess; Valero Marketing and Supply Co.; et al.       Nassau County


      Suffolk County Water Authority, et al. v.            United States District Court,     May 6, 2002
       Amerada Hess Corp.; Valero Marketing and            Eastern District of New York
       Supply Co.; et al.



         MTBE Litigation - terminated proceedings

City of Dinuba v. Unocal Corp., Ultramar Inc.; et al., Superior Court, San Francisco County, California (filed August 5, 1999). This suit was brought by a local water provider in California against several defendants alleged to be manufacturers, distributors and retailers of gasoline containing MTBE. A global settlement among all parties was reached during the third quarter of 2003 on terms immaterial to Valero.

City of Santa Monica v. Shell Oil Co.; Ultramar Inc.; et al., Superior Court, Orange County, California (filed June 19, 2000). This suit was brought by the City of Santa Monica against 18 oil companies alleging actual and threatened contamination of plaintiff's primary water production wells by MTBE. Valero and certain other defendants reached a settlement agreement during the third quarter of 2003 on terms immaterial to Valero. The settlement has been submitted to the court for its approval, which Valero expects to be granted by the end of 2003.

         Other Environmental Proceedings

Bay Area Air Quality Management District (Benicia Refinery) (this matter was last reported in Valero's Annual Report on Form 10-K for the year ended December 31, 2002). Valero received 14 violation notices (VNs) from April 11, 2002 through July 25, 2002 from the BAAQMD pertaining to Valero's Benicia Refinery. Six of the VNs relate to alleged excess emissions in connection with certain power failures at the refinery in the second quarter of 2002. The remaining VNs allege excess emissions from, or equipment failures at, various units at the refinery. No enforcement orders have been issued. Initial penalties of $277,000 have been proposed by the BAAQMD with respect to this set of VNs. Valero received an additional 40 VNs between August 15, 2002 and October 16, 2003. These VNs also primarily allege excess emissions from, or equipment failure at, various refinery units. No penalties have been assessed with respect to this second set of VNs. Valero is negotiating with the BAAQMD to resolve all of these matters.

TCEQ (Corpus Christi Refinery-west plant) (this matter was last reported in Valero's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). Valero received a notice of enforcement dated July 7, 2003 from the TCEQ effectively consolidating five prior notices of violation relating to Valero's Corpus Christi West Refinery. The notice alleges certain unauthorized air emissions and record-keeping violations in 2000 and 2001. Valero recently settled this matter for an amount less than $100,000.

Item 2.  Changes in Securities and Use of Proceeds

Issuance of Valero Preferred Stock. On July 1, 2003, Valero issued 10 million shares of its 2% mandatory convertible preferred stock (liquidation preference $25 per share) (Convertible Preferred Stock). The registration statement on Form S-3 (Registration No. 333-106949) with respect to these securities was declared effective by the SEC on October 16, 2003. Valero will pay annual dividends on each share of Convertible Preferred Stock in the amount of $0.50 when, as and if declared by its board of directors. Dividends will be paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter. The Convertible Preferred Stock will rank with respect to dividend rights and rights upon Valero's liquidation, winding-up or dissolution as follows: (i) senior to all common stock and to all other capital stock of Valero issued in the future that ranks junior to the Convertible Preferred Stock; (ii) on a parity with any of Valero's capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the Convertible Preferred Stock; and (iii) junior to all of Valero's capital stock the terms of which expressly provide that such capital stock will rank senior to the Convertible Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit 12.1 Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

          Exhibit 31.1 Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

          Exhibit 32.1 Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K.

          (i) On July 15, 2003, Valero filed a Current Report on Form 8-K dated July 1, 2003 reporting Item 2 (Acquisition of Assets) in connection with Valero's completion of its purchase from Orion Refining Corporation of the refinery located in St. Charles Parish, Louisiana. Financial statements were not filed with this report.

          (ii) On July 29, 2003, Valero furnished a Current Report on Form 8-K dated July 29, 2003 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero's press release relating to its earnings announcement for the second quarter of 2003. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

          (iii) On August 12, 2003, Valero filed an amendment to its Current Report on Form 8-K dated July 1, 2003 (and filed with the SEC on July 15,
     2003) to provide the financial statements and pro forma financial information required under Item 7 of Form 8-K pertaining to Valero's acquisition of the refinery from Orion Refining Corporation. This amended report included the following financial statements and pro forma financial information.

               (1) Financial statements of business acquired

                   Orion Refining Corporation
                   --------------------------
                   Report of Independent Accountants
                   Balance Sheets as of December 31, 2002 and 2001 Statements of Operations for the Years Ended December 31,
                        2002, 2001 and 2000
                   Statements of Stockholders' Deficit for the Years Ended
                        December  31,  2002,  2001 and 2000
                   Statements of Cash Flows for the Years Ended December 31,
                        2002, 2001 and 2000
                   Notes to Financial Statements

                   Balance Sheets as of March 31, 2003 (unaudited) and
                        December 31, 2002
                   Statements of Operations  for the Three Months Ended
                        March 31, 2003 and 2002 (unaudited)
                   Statements of Cash Flows for the Three Months Ended
                        March 31, 2003 and 2002 (unaudited)
                   Notes to Financial Statements

               (2) Pro forma financial information

                   Unaudited Pro Forma Combined Balance Sheet as of
                        March 31, 2003
                   Unaudited Pro Forma Combined Statement of Income for the
                        Three Months Ended March 31, 2003
                   Unaudited  Pro Forma Combined Statement of Income for the
                        Year Ended  December 31, 2002
                   Notes to Unaudited Pro Forma Combined Financial Statements

          (iv) On September 18, 2003, Valero filed an amendment to its amended Current Report on Form 8-K/A dated July 1, 2003 (and filed with the SEC on August 12, 2003) to update the financial statements and pro forma financial information previously provided under Item 7. The amended Form 8-K/A filed September 18, 2003 included the following financial statements and pro forma financial information.

               (1) Financial statements of business acquired

                   Orion Refining Corporation
                   --------------------------
                   Balance Sheets as of June 30, 2003 (unaudited) and
                        December 31, 2002
                   Statements of Operations for the Three and Six Months Ended
                        June 30, 2003 and 2002 (unaudited)
                   Statements of Cash Flows for the Six Months Ended
                        June 30, 2003 and 2002 (unaudited)
                   Notes to Financial Statements

               (2) Pro forma financial information

                   Unaudited Pro Forma Combined Balance Sheet as of
                        June 30, 2003
                   Unaudited Pro Forma Combined Statement of Income for the
                        Six Months Ended June 30, 2003
                   Unaudited Pro Forma Combined Statement of Income for the
                        Year Ended December 31, 2002
                   Notes to Unaudited Pro Forma Combined Financial Statements

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          VALERO ENERGY CORPORATION
                                   (Registrant)


                          By:   /s/ Michael S. Ciskowski
                               ------------------------------------------------
                                    Michael S. Ciskowski
                                    Executive Vice President and
                                       Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)




Date: November 14, 2003