Form 10-K
period 2003-12-31
VALERO ENERGY CORP/TX
filed 2004-03-12
CIK 1035002

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-13175

VALERO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1828067 (I.R.S. Employer Identification No.)

One Valero Place San Antonio, Texas (Address of principal executive offices)	78212 (Zip Code)

Registrant’s telephone number, including area code (210) 370-2000

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.01 par value, and Preferred Share Purchase Rights, listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No   [   ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $4.1 billion based on the last sales price quoted as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2004, 129,889,750 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Valero intends to file with the Securities and Exchange Commission before April 30, 2004 a definitive Proxy Statement for Valero’s Annual Meeting of Stockholders scheduled for April 29, 2004, at which directors of Valero will be elected. Portions of the 2004 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2004 Proxy Statement where the information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption		Heading in 2004 Proxy Statement
10.	Directors and Executive Officers of the Registrant	Information Regarding the Board of Directors, Independent Directors, Audit Committee, Code of Ethics for Senior Financial Officers, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors and Section 16(a) Beneficial Ownership Reporting Compliance

11.	Executive Compensation	Compensation Committee, Compensation of Directors, Performance Graph, Report of the Compensation Committee of the Board of Directors on Executive Compensation, Executive Compensation and Certain Relationships and Related Transactions

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13.	Certain Relationships and Related Transactions	Certain Relationships and Related Transactions

14.	Principal Accountant Fees and Services	Ernst & Young LLP Fees for Fiscal Year 2003, Ernst & Young LLP Fees for Fiscal Year 2002 and Audit Committee Preapproval Policy

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292-0500.

ii

PART I
ITEMS 1. & 2. BUSINESS & PROPERTIES
RECENT DEVELOPMENTS
SEGMENTS
VALERO’S OPERATIONS
COMPETITION
ENVIRONMENTAL MATTERS
EMPLOYEES
PROPERTIES
EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEMS 10-14
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Certificate of Amendment to Incorporation's Cert.
Certificate of Manager
Amended and Restated Bylaws
Amendment to Rights Agreement
Certificate - Junior Participating Preferred Stock
Deferred Compensation Plan
Supplemental Executive Retirement Plan
Stock Option Plan
Performance Award Agreement - William E. Greehey
Schedule of Performance Award Agreement - Type A
Performance Award Agreement - Gregory C. King
Schedule of Performance Award Agreement - Type B
Restricted Unit Agreement - William E. Greehey
Stock Option Agreement - William E. Greehey
Schedule of Stock Option Agreements - Type A
Stock Option Agreement - William R. Klesse
Stock Option Agreement - Ruben M. Escobedo
Schedule of Stock Option Agreements - Type C
Amended and Restated 1996 Long-Term Incentive Plan
Restricted Stock Agreement - Gregory C. King
Schedule of Restricted Stock Agreements - Type A
Restricted Stock Agreement - Jerry D. Choate
Schedule of Restricted Stock Agreements - Type B
Statements of Computations of Ratios of Earnings
Code of Ethics for Senior Financial Officers
Valero Energy Corporation Subsidiaries
Consent of Ernst & Young LLP
Rule 13a-14(a) Certifications
Section 1350 Certifications
Audit Committee Pre-Approved Policy
Schedule of MTBE Lawsuits

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this report. These forward-looking statements generally can be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions.

Some important factors (but not necessarily all factors) that could affect Valero’s sales, growth, profitability and operating results, or that otherwise could cause actual results to differ materially from those forecasted by Valero are discussed in (a) Part I of this report under the headings “Competition” and “Environmental Matters,” (b) Part II of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements,” and (c) Valero’s other filings with the Securities and Exchange Commission. Valero does not intend to update these statements unless the securities laws require Valero to do so, and Valero does not undertake to release publicly the result of any revisions to any forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEMS 1. & 2. BUSINESS & PROPERTIES

Valero Energy Corporation1 is a Fortune 500 company based in San Antonio, Texas with approximately 20,000 employees and annual revenues of approximately $38 billion. Valero’s common stock trades on the New York Stock Exchange (NYSE) under the symbol “VLO.” Valero’s principal executive offices are located at One Valero Place, San Antonio, Texas, 78212, and its telephone number is (210) 370-2000. When used in this report, the term “Valero” may refer, depending upon the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Valero’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge on Valero’s internet website at http://www.valero.com as soon as reasonably practicable after Valero electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Valero currently owns and operates 15 refineries having a combined throughput capacity of approximately 2.4 million barrels per day (BPD). Valero’s refining network extends from eastern Canada to the U.S. Gulf Coast and West Coast and includes the island of Aruba. Valero produces premium, environmentally clean products such as reformulated gasoline (RFG), gasoline meeting the specifications of the California Air Resources Board (CARB), CARB diesel fuel, low-sulfur diesel fuel and oxygenates (liquid hydrocarbon compounds containing oxygen). Valero also produces a substantial slate of conventional gasolines, distillates, jet fuel, asphalt and petrochemicals.

[1] Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. On August 1, 1997, Valero’s name was changed from Valero Refining and Marketing Company to Valero Energy Corporation.

Valero is also a leading marketer of refined products. Valero markets branded and unbranded refined products on a wholesale basis in the United States and Canada through an extensive bulk and rack marketing network. Valero also sells refined products through a network of more than 4,500 retail and wholesale branded outlets in the United States, Canada and Aruba. Valero’s retail operations include approximately 1,600 company- operated sites that sell transportation fuels and convenience store merchandise. Valero’s primary wholesale and retail brand names include Diamond Shamrock®, Shamrock®, Ultramar®, Valero® and Beacon®.

Through agreements with Valero L.P., Valero also has access to a logistics system that complements Valero’s refining and marketing assets primarily in the U.S. Gulf Coast, West Coast and Mid-Continent regions. Valero owns approximately 46% (including the 2% general partner interest) of Valero L.P., a master limited partnership that owns and operates crude oil pipelines, crude oil and intermediate feedstock storage facilities, and refined product pipelines and terminals primarily in Texas, California, Oklahoma, New Mexico and Colorado. Limited partner units of Valero L.P. are listed on the NYSE under the symbol “VLI.”

RECENT DEVELOPMENTS

Aruba Refinery. On March 5, 2004, Valero acquired El Paso Corporation’s 315,000 BPD Aruba refinery and certain related businesses. Valero paid $465 million for the refinery and related marine, bunkering and marketing operations, and $162 million for working capital. The working capital amount excludes certain inventories owned by a third-party marketing firm under an existing agreement, which Valero plans to acquire upon termination of such agreement (which will occur on or about May 4, 2004) for an amount estimated to be approximately $40 million based on volumes and prices as of March 4, 2004. The refinery is located on the island of Aruba in the Caribbean Sea. It generally processes heavy, sour crude oil, and produces a variety of gasoline blendstocks, intermediate feedstocks and finished distillate products. Valero plans to use significant amounts of the refinery’s feedstock production for processing in Valero’s other refineries in the Gulf Coast, West Coast and Northeast regions. The Aruba Refinery receives crude oil by ship at its two deepwater marine docks which can berth ultra-large crude carriers. The refinery’s products are delivered by ship into markets in the U.S. Gulf Coast, Florida, the New York Harbor and the Caribbean. Valero financed the acquisition with $200 million in cash, approximately $21 million in borrowings under its existing credit facilities, and approximately $406 million in net proceeds from the issuance of common equity through a public offering in February 2004. The additional inventory to be purchased from the third-party marketing firm described above will be funded through borrowings under Valero’s existing credit facilities.

St. Charles Refinery. Effective July 1, 2003, Valero purchased a refinery in St. Charles Parish, Louisiana, from Orion Refining Corporation. The refinery’s total feedstock throughput capacity at the end of 2003 was approximately 215,000 BPD. The purchase price for the refinery was $400 million, plus approximately $149 million for refinery hydrocarbon inventories. Consideration for the purchase, including various transaction costs incurred and warehouse inventories acquired, consisted of $309 million in cash and $250 million stated value of 2% mandatory convertible preferred stock (10 million shares with a stated value of $25.00 per share). See Notes 2 and 15 of Notes to Consolidated Financial Statements for a further discussion of the acquisition and issuance of preferred stock.

Cameron Highway Oil Pipeline Project. Effective July 10, 2003, Valero and GulfTerra Energy Partners, L.P. (GulfTerra, formerly El Paso Energy Partners, L.P.) each became a 50% interest owner in the Cameron Highway Oil Pipeline Company, a general partnership formed to construct and operate a crude oil pipeline (the Cameron Highway Oil Pipeline Project). The project involves the construction and operation of a 390-mile crude oil pipeline that is expected to deliver up to 500,000 BPD from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. GulfTerra will build and operate the pipeline, which is scheduled for completion during the third quarter of 2004. For the year ended December 31, 2003, Valero’s investment in the Cameron Highway Oil Pipeline Project totaled $106.1 million. Financing for completion of the pipeline is provided pursuant to nonrecourse loans made by financial institutions to the partnership.

Valero L.P. Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of approximately $211 million and completed a private placement of $250 million of debt. The net proceeds from those offerings, combined with borrowings under Valero L.P.’s credit facility, were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero. On March 18, 2003, Valero L.P. redeemed approximately 3.8 million of its common units from Valero, which, combined with the common unit issuance, reduced Valero’s ownership of Valero L.P. from approximately 73% to 49.5% at that time. On the same date, Valero L.P. also amended its partnership agreement to state that the general partner of Valero L.P. may be removed by the vote of the holders of at least 58% of Valero L.P.’s common and subordinated units, excluding the units held by affiliates of its general partner.

As a result of the partnership agreement changes and the issuance and redemption of Valero L.P. common units on March 18, 2003, Valero ceased consolidation of Valero L.P. as of that date, and began using the equity method to account for its investment in Valero L.P. Following the equity and debt offerings and the common unit redemption discussed above, Valero contributed to Valero L.P. certain crude oil and intermediate feedstock storage tanks for approximately $200 million in cash. Valero also contributed to Valero L.P. a refined products pipeline system for approximately $150 million in cash. In connection with these contributions, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P.

In March 2004, various amendments to Valero L.P.’s partnership agreement were approved. On March 11, 2004, in an effort to encourage additional investment in Valero L.P., the board of directors of Valero agreed that the general partner’s incentive distribution provided for in Valero L.P.’s partnership agreement would be capped at 25%. In addition, effective March 11, 2004, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero. Valero’s investment in and transactions with Valero L.P. are discussed further in Note 9 of Notes to Consolidated Financial Statements.

SEGMENTS

Valero’s reportable business segments are refining and retail. Valero’s refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The refining segment is segregated geographically into the Gulf Coast, Mid-Continent, West Coast and Northeast regions.

Valero’s retail segment includes company-operated convenience stores, Canadian dealers/jobbers, truckstop facilities, cardlock facilities and home heating oil operations. The retail segment is also segregated geographically. Valero’s retail operations in the northeastern United States (which comprised a home heating oil business that was sold in July 2003) combined with its retail operations in eastern Canada are referred to as the Northeast System. Valero’s remaining retail operations in the United States are referred to as the U.S. System. See Note 21 of Notes to Consolidated Financial Statements for financial information about Valero’s segments.

VALERO’S OPERATIONS

REFINING

As of December 31, 2003, Valero’s refining operations included 14 refineries in the United States and Canada with a combined total throughput capacity of approximately 2.1 million BPD. The following table lists the location of each of these refineries and its respective feedstock throughput capacity. These capacities exclude throughput enhancements completed after December 31, 2003.

As of 12-31-2003

		Throughput Capacity (a)
Refinery	Location	(barrels per day)
Gulf Coast:
Corpus Christi (b)	Texas	340,000
Texas City	Texas	243,000
St. Charles	Louisiana	215,000
Houston	Texas	135,000
Three Rivers	Texas	98,000
Krotz Springs	Louisiana	85,000

		1,116,000

West Coast:
Benicia	California	175,000
Wilmington	California	140,000

		315,000

Mid-Continent:
McKee	Texas	170,000
Ardmore	Oklahoma	85,000
Denver	Colorado	30,000

		285,000

Northeast:
Jean Gaulin	Quebec, Canada	215,000
Paulsboro	New Jersey	195,000

		410,000

Total		2,126,000 (c)

(a)	Throughput capacity includes crude oil, intermediates and other feedstocks. Total crude oil capacity is approximately 1.7 million BPD.

(b)	Represents the combined capacities of the Corpus Christi West and East Refineries.

(c)	Excludes the throughput capacity of the Aruba Refinery acquired on March 5, 2004. This refinery has a total throughput capacity of approximately 315,000 BPD.

Valero processes a wide slate of feedstocks, including sour crude oils, intermediates and resid which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. In 2003, sour crude oils and resid represented 49% of Valero’s feedstock slate, sweet crude oils represented 35%, and the remaining 16% was composed of blendstocks and other feedstocks.

Valero’s refineries produce gasolines, distillates, asphalt and other refined products. In 2003, gasolines and blendstocks represented 54% of Valero’s refined product slate. Distillates – such as home heating oil, diesel fuel and jet fuel – represented 28%, while asphalt, lubricants, petrochemicals and other heavy products comprised the remaining 18%. Of the gasoline that Valero produces, about 30% is reformulated gasoline and CARB gasoline, which sell at a premium over conventional grades of gasoline. About 80% of Valero’s distillate slate is low-sulfur diesel, CARB diesel and jet fuel, which sell at a premium over high-sulfur heating oil.

     GULF COAST

Valero’s Gulf Coast refining region includes the Corpus Christi East and West Refineries, the Texas City Refinery, the St. Charles Refinery, the Houston Refinery, the Three Rivers Refinery and the Krotz Springs Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the seven refineries in this region for the year ended December 31, 2003.

Combined Gulf Coast Region Feedstocks and Products
2003 Actual

		Percentage
Feedstocks:
	sour crude oil	49%
	sweet crude oil	23%
	residual fuel oil	10%
	other feedstocks and blendstocks	18%
Products:
	gasolines and blendstocks	53%
	distillates	27%
	petrochemicals	6%
	lubes and asphalts	3%
	other products	11%

Corpus Christi East and West Refineries. The Corpus Christi East and West Refineries are located along the Corpus Christi Ship Channel on the Texas Gulf Coast. Valero’s flagship West Refinery is a highly complex refinery that specializes in processing primarily lower-cost sour crude oil and residual fuel oil (resid) into premium products such as RFG and RBOB.1 The East Refinery is also a complex refinery that processes heavy, high-sulfur crude oil into conventional gasoline, diesel, jet fuel, asphalt, aromatics and other light products. Valero has been operating the East Refinery since 2001, and has substantially integrated the operations of the West Refinery and the East Refinery, allowing for the transfer of various feedstocks and blending components between the two refineries and the sharing of resources. The refineries typically receive and deliver feedstocks and products by tanker and barge via deepwater docking facilities along the Corpus Christi Ship Channel. In addition, the facility has an eight-bay truck rack for servicing local markets. The refineries use the Colonial, Explorer, Valley and other major pipelines – including Valero L.P.’s pipelines – for distribution of refined products.

Texas City Refinery. The Texas City Refinery is located approximately 40 miles southeast of Houston on the Texas City Ship Channel. The Texas City Refinery processes primarily sour crude oils into a wide slate of products. A new 45,000 BPD coking unit and related facilities began operations at the refinery in the fourth quarter of 2003, and enables the refinery to process heavier, lower-cost crude oils. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deepwater docking facilities along the Texas City Ship Channel and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

[1] RBOB is a base unfinished reformulated gasoline mixture known as “reformulated gasoline blendstock for oxygenate blending” or “RBOB.”

St. Charles Refinery. The St. Charles Refinery is located approximately 15 miles from New Orleans along the Mississippi River. The refinery processes sour crude oils and other feedstocks into a high percentage of gasoline, distillates and other light products. The refinery receives crude oil over five marine docks and has access to the Louisiana Offshore Oil Port where it can receive crude oil through a 24-inch pipeline. Finished products can be shipped over these docks or by pipeline into either the Plantation or Colonial pipeline network for distribution to the eastern United States.

Houston Refinery. The Houston Refinery is located on the Houston Ship Channel. It generally processes sour crude oils and low-sulfur resid into conventional gasoline and distillates. The plant also produces roofing-grade asphalt. The refinery typically receives its feedstocks via tanker at deepwater docking facilities along the Houston Ship Channel. The refinery primarily delivers its products through major refined-product pipelines, including the Colonial, Explorer and TEPPCO pipelines.

Three Rivers Refinery. The Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It generally processes heavy sweet and sour crude oils into conventional gasoline and distillates. The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from domestic sources through third-party pipelines. A 70-mile pipeline that can deliver 120,000 BPD of crude oil connects the Three Rivers Refinery to Corpus Christi. Valero distributes refined products produced at this refinery primarily through pipelines owned by Valero L.P.

Krotz Springs Refinery. The Krotz Springs Refinery is located between Baton Rouge and Lafayette, Louisiana on the Atchafalaya River. It generally processes sweet crude oils (received primarily by pipeline and barge) into conventional gasoline and distillates. The refinery’s location provides access to upriver markets on the Mississippi River, and its docking facilities along the Atchafalaya River are sufficiently deep to allow barge access. The facility also uses the Colonial pipeline to transport products to markets in the Southeast and Northeast.

     WEST COAST

Valero’s West Coast refining region includes the Benicia Refinery and the Wilmington Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2003.

Combined West Coast Region Feedstocks and Products
2003 Actual

		Percentage
Feedstocks:
	sour crude oil	68%
	sweet crude oil	2%
	residual fuel oil	0%
	other feedstocks and blendstocks	30%
Products:
	gasolines and blendstocks	64%
	distillates	19%
	petrochemicals	0%
	lubes and asphalts	3%
	other products	14%

Benicia Refinery. The Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It is a highly complex refinery that processes sour crude oils into a high percentage of premium products, primarily CARB gasoline. The refinery can receive crude oil supplies via a deepwater dock that can berth large crude oil carriers and a 20-inch crude oil pipeline connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via the Kinder Morgan pipeline in California.

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

     MID-CONTINENT

Valero’s Mid-Continent refining region includes the McKee Refinery, the Ardmore Refinery and the Denver Refinery. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2003.

Combined Mid-Continent Region Feedstocks and Products
2003 Actual

		Percentage
Feedstocks:
	sour crude oil	19%
	sweet crude oil	74%
	residual fuel oil	0%
	other feedstocks and blendstocks	7%
Products:
	gasolines and blendstocks	58%
	distillates	27%
	petrochemicals	3%
	lubes and asphalts	8%
	other products	4%

McKee Refinery. The McKee Refinery is located in the Texas Panhandle. It generally processes heavy sweet and sour crude oils into conventional gasoline, RFG, low-sulfur diesel, jet fuels and asphalt. The McKee Refinery has access to crude oil from Texas, Oklahoma, Kansas and Colorado through Valero L.P.’s pipelines and third-party pipelines. The refinery also has access at Wichita Falls, Texas to third-party pipelines that transport crude oil from the Texas Gulf Coast and West Texas to the Mid-Continent region. The refinery distributes its products primarily via Valero L.P.’s pipelines to markets in North Texas, New Mexico, Arizona, Colorado and Oklahoma.

Ardmore Refinery. The Ardmore Refinery is located in Ardmore, Oklahoma, approximately 90 miles from Oklahoma City. It generally processes heavy sweet and sour crude oils into conventional gasoline, low-sulfur diesel and asphalt. Crude oil is delivered to the refinery through Valero L.P.’s crude oil gathering and trunkline systems, third-party pipelines and trucking operations. Refined products are transported via pipelines, railcars and trucks.

Denver Refinery. The Denver Refinery is located outside Denver, Colorado. It generally processes heavy sweet crude oils into conventional gasoline and distillates. Crude oil for the refinery is supplied by a third-party pipeline and by truck. The refinery benefits from a refined product pipeline that runs from the McKee Refinery, which enhances flexibility of operations at both refineries.

     NORTHEAST

Valero’s Northeast refining region includes the Jean Gaulin Refinery in Quebec, Canada and the Paulsboro Refinery in New Jersey. The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2003.

Combined Northeast Region Feedstocks and Products
2003 Actual

		Percentage
Feedstocks:
	sour crude oil	32%
	sweet crude oil	61%
	residual fuel oil	0%
	other feedstocks and blendstocks	7%
Products:
	gasolines and blendstocks	42%
	distillates	40%
	petrochemicals	1%
	lubes and asphalts	5%
	other products	12%

Jean Gaulin Refinery. The Jean Gaulin Refinery is located in Lévis, Canada (near Quebec City). It generally processes lower-quality, light sweet acidic crude oils and sour crude oils into conventional gasoline, low-sulfur diesel, jet fuels, heating oil and propane. The refinery receives crude oil by ship at its deepwater dock on the St. Lawrence River. Valero charters large ice-strengthened, double-hulled crude oil tankers that can navigate the St. Lawrence River year-round. The refinery’s production is transported primarily by unit trains to markets in Quebec and New Brunswick, and by tankers and trucks primarily to markets in Canada’s Atlantic Provinces.

Paulsboro Refinery. The Paulsboro Refinery is located in Paulsboro, New Jersey, approximately 15 miles south of Philadelphia on the Delaware River. The refinery processes primarily sour crude oils into a wide slate of products including gasoline, distillates, a variety of lube oil basestocks, asphalt and fuel oil. Feedstocks and refined products are typically transported by tanker and barge via refinery-owned dock facilities along the Delaware River, Exxon Mobil Corporation’s product distribution system, an onsite truck rack, railcars and the Colonial pipeline, which allows products to be sold into the New York Harbor market.

     FEEDSTOCK SUPPLY

Approximately 70% of Valero’s crude oil feedstock requirements are purchased through term contracts while the remaining requirements are generally purchased on the spot market. Valero’s term supply agreements include arrangements to purchase feedstocks directly or indirectly from various foreign national oil companies (including feedstocks originating in Saudi Arabia, Mexico, Iraq, Kuwait, Venezuela, Ecuador and Africa) as well as international and domestic oil companies at market-related prices. Approximately 80% of Valero’s crude oil feedstocks are imported from foreign sources and approximately 20% are domestic.

The U.S. network of crude oil pipelines and terminals (including those facilities owned by Valero L.P.) allows Valero to acquire crude oil from producing leases, domestic crude oil trading centers and ships delivering cargoes of foreign and domestic crude oil. Access to the Valero L.P. network also allows Valero to transport crude oil supplies to many of its U.S. refineries at a competitive cost (compared to facilities that lack proprietary supply networks). Valero’s Jean Gaulin Refinery relies on foreign crude oil that is delivered to its St. Lawrence River dock facility by ship.

Valero’s cost to acquire feedstocks, and the price for which Valero ultimately can sell refined products, depend on a number of factors beyond Valero’s control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. Valero uses the futures market to manage the price risk inherent in purchasing crude oil in advance of its delivery date and in maintaining Valero’s inventories.

     REFINING SEGMENT SALES

Valero’s refining segment includes sales of refined products in both the wholesale rack and bulk markets. These sales include refined products that are manufactured in Valero’s refining operations as well as refined products purchased or received on exchange from third parties. Most of Valero’s refineries have access to deepwater transportation facilities and interconnect with common-carrier pipeline systems, allowing Valero to sell products in most major geographic regions of the United States and eastern Canada. No customer accounted for more than 10% of Valero’s total operating revenues in 2003.

          Wholesale Marketing

Valero is a leading wholesale marketer of branded and unbranded transportation fuels. Valero markets on a wholesale basis in about 40 U.S. states and Canada primarily through an extensive rack marketing network. The principal purchasers of Valero’s transportation fuels from terminal truck racks are wholesalers, distributors, retailers and truck-delivered end users throughout the United States.

The majority of Valero’s rack volumes are sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero brand family. In the United States, these distributors and dealers operate approximately 2,400 branded sites (representing currently branded sites and sites under contract for branding with Valero). These sites are independently owned and are supplied by Valero under multi-year contracts. Valero is consolidating the number of brands used in its various markets. For wholesale branded sites, Valero promotes its Valero® and Beacon® brands in California, and its Valero® and Shamrock® brands on the U.S. east coast. In the Mid-Continent and Southwest regions, Valero promotes its Diamond Shamrock® and Shamrock® brands. Valero’s Canadian wholesale operations use the Ultramar® brand.

Valero also sells a variety of other products produced at its refineries including asphalt, lube base oils and commodity petrochemicals. These products are transported via pipelines, barges, trucks and railcars.

In connection with the ability of Valero’s refineries to process significant amounts of heavy sour crude oil, Valero produces approximately 60,000 BPD of asphalt which is sold to customers in the paving and roofing industries. Valero is the second largest producer of asphalt in the United States. Valero produces asphalt at nine refineries and markets asphalt in 20 states through 13 terminal facilities.

Lubricant base oils and process oils are produced at Valero’s Paulsboro Refinery. The refinery can produce 12,000 BPD of highly refined paraffinic and aromatic oils for use in a variety of lubricant and process applications. These products are sold to a variety of customers, including ExxonMobil under a long-term agreement. ExxonMobil purchases about 50% of the Paulsboro Refinery’s lubricant oil production with the balance sold to independent blenders, additive manufacturers, and industrial and marine customers.

Valero produces and markets a variety of commodity petrochemicals including aromatic solvents (benzene, toluene and xylene), refinery- and chemical-grade propylene and anhydrous ammonia. Aromatic solvents and propylene are sold to customers in the chemical industry for further processing into such products as paints, plastics and adhesives. Ammonia, produced at Valero’s McKee Refinery, is sold to customers in the agriculture industry to be used as fertilizer. Valero also sells petroleum coke and sulfur to domestic and international customers principally in the utility and agricultural sectors, respectively.

          Product Supply and Trading

Valero sells a significant portion of its gasoline and distillate production through bulk sales channels. Valero’s bulk sales are made to various oil companies and traders as well as certain bulk end-users such as railroads, airlines and utilities. Valero’s bulk sales are transported primarily by pipeline, barges and tankers to major tank farms and trading hubs.

Valero also enters into refined product exchange and purchase agreements. These agreements enable Valero to minimize transportation costs, optimize refinery utilization, balance refined product availability, broaden geographic distribution and sell to markets not connected to Valero L.P.’s refined product pipeline system. Exchange agreements provide for the delivery of refined products by Valero to unaffiliated companies at Valero’s and third parties’ terminals in exchange for delivery of a similar amount of refined products to Valero by these unaffiliated companies at specified locations. Purchase agreements involve Valero’s purchase of refined products from third parties with delivery occurring at specified locations. Most of these agreements are long-standing arrangements. However, they generally can be terminated with 30 to 90 days notice. Valero does not anticipate an interruption in its ability to exchange or purchase refined products in the near future.

     LOGISTICS

Through agreements with Valero L.P., Valero has access to a logistics system that complements its refining and marketing business primarily in the U.S. Gulf Coast, West Coast and Mid-Continent regions. Valero L.P. is a publicly traded master limited partnership that, as of December 31, 2003, owned almost 800 miles of crude oil pipelines (with related storage and batching facilities), approximately 3,800 miles of refined product pipelines and a 25-mile hydrogen pipeline. Valero L.P. also owned 19 refined product terminals with 166 tanks that have storage capacity of approximately 4 million barrels, and it owned 58 crude oil and intermediate feedstock storage tanks and related assets with a storage capacity of approximately 11 million barrels. Valero assumed its ownership interest in Valero L.P. (formerly known as “Shamrock Logistics, L.P.”) upon completion of the UDS Acquisition. Valero owns approximately 46% of Valero L.P., which includes its 2% general partner interest.

Valero L.P.’s refined product pipelines transport refined products from Valero’s McKee, Three Rivers, Ardmore and Corpus Christi Refineries, directly or indirectly, to markets in the Mid-Continent, Southwest and the Texas-Mexico border region of the United States. In addition, Valero L.P.’s crude oil pipelines and storage facilities supply Valero’s Corpus Christi West, Texas City, McKee, Three Rivers, Ardmore and Benicia Refineries with crude oil and other feedstocks and provide access to domestic and foreign crude oil sources.

RETAIL

Valero’s retail segment operations involve the sale of transportation fuels at retail stores and unattended self-service cardlocks, the sale of convenience store merchandise in retail stores, and the sale of home heating oil to residential customers. Valero is one of the largest independent retailers of refined products in the central and southwest United States, with strong brand identification in an 11-state retail area, including Texas, California, Colorado and Arizona, and in eastern Canada. Valero’s retail operations are supported by Valero’s proprietary credit card program which had approximately 700,000 accounts as of December 31, 2003. Valero uses electronic point-of-sale (POS) credit card processing at substantially all of its company- and dealer-operated stores. Valero added satellite technology at selected locations in 2003 to enhance its credit card processing. Valero’s retail operations are segregated geographically into two groups: the U.S. System and the Northeast System.

     U.S. SYSTEM

Sales in the U.S. System represent sales of refined products and convenience store merchandise through Valero’s company-operated retail sites. For the year ended December 31, 2003, total sales of refined products through the U.S. System’s retail sites averaged approximately 129,000 BPD. Valero has approximately 1,150 company-operated sites in its U.S. System; of these sites, about one-half are owned and one-half are leased. Company-operated stores are operated under a variety of brand names including Corner Store®, Ultramart® and Stop N Go®. Stores in Valero’s U.S. System sell gasoline and diesel fuel under several brand names. In Valero’s California retail facilities, Valero promotes its Valero® brand. In Valero’s Mid-Continent and Southwest retail facilities, Valero promotes its Diamond Shamrock® brand.

Company-operated convenience stores sell, in addition to gasoline and diesel fuels, a wide variety of immediately consumable products such as snacks, candy, beer, fast foods, cigarettes and fountain drinks. Valero has an ongoing program to modernize and upgrade the convenience stores it operates. These efforts are focused primarily on improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, and pump and interior store upgrades. Valero continues to review its retail network to identify appropriate markets for further investment and to identify under-performing stores where future investment is deemed non-strategic. In 2003, Valero re-imaged and upgraded 150 stores and closed or divested 122 stores.

     NORTHEAST SYSTEM

Sales in Valero’s Northeast System represent sales of refined products and convenience store merchandise through Valero’s company-operated retail sites and cardlocks, sales of refined products through sites owned by independent dealers and jobbers, and sales of home heating oil to residential customers. Valero’s Northeast System includes retail operations in eastern Canada where Valero is a major supplier of refined products serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. For the year ended December 31, 2003, total retail sales of refined products through the Northeast System averaged approximately 79,000 BPD. Gasoline and diesel fuel are sold under the Ultramar® brand through a network of approximately 1,050 outlets throughout eastern Canada. As of December 31, 2003, Valero owned or leased approximately 475 retail stores and distributed gasoline to approximately 575 dealers and independent jobbers. In addition, the Northeast System operates 86 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day.

The Northeast System operations also include a large home heating oil business. Valero sells home heating oil under the Ultramar® brand to approximately 163,000 households in eastern Canada. Valero’s home heating oil business tends to be seasonal to the extent of increased demand for home heating oil during the winter.

COMPETITION

The refining and marketing industry continues to be highly competitive. Valero’s competitors include fully integrated major oil companies (e.g., ExxonMobil and ConocoPhillips) and other independent refining and marketing entities (e.g., Sunoco and Premcor) that operate in all of Valero’s market areas. Many of Valero’s competitors are engaged on a national or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than Valero’s. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these segments. All of Valero’s crude oil and feedstock supplies are purchased from third-party sources, while some competitors have proprietary sources of crude oil available for their own refineries.

Financial returns in the refining and marketing industry depend largely on refining margins and retail fuel margins, both of which fluctuate significantly. Refining margins are impacted by levels of refined product inventories, the balance of refined product supply and demand, quantities of refined product imports, and utilization rates of domestic refineries. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Valero’s ability to process significant amounts of sour crude oils enhances Valero’s competitive position in the industry as sour crude oils typically can be purchased at a discount to sweet crude oils.

Valero’s retail business faces competition from fully integrated major oil companies that have increased their efforts to capture retail market share in recent years. Valero also competes with large grocery stores and other merchandisers (the so-called “hypermarts”) that often sell gasoline at aggressively competitive prices in order to attract customers to their sites. In Quebec, Canada and in the adjacent Atlantic Provinces, Valero is the largest independent retailer of gasoline.

ENVIRONMENTAL MATTERS

The principal environmental risks associated with Valero’s operations are emissions into the air and releases into the soil, surface water or groundwater. Valero’s operations are subject to environmental regulation by the U.S. Environmental Protection Agency (EPA) and numerous federal, state and local authorities under extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention and characteristics and compositions of fuels. The significant federal laws applicable to Valero’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA). A discussion of significant environmental regulations affecting Valero’s operations follows.

EPA’s “Tier II” Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero’s refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $1.5 billion will be required through 2006 for Valero to meet the new Tier II specifications, of which approximately $500 million was expended by the end of 2003. The aggregate estimate of expenditures includes amounts related to projects at two Valero refineries to improve refinery yield and octane balance and to provide hydrogen as part of the process of removing sulfur from gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include its ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates.

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding, it also has been discussing the possibility of settlement with the EPA regarding this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its results of operations and financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

Houston/Galveston SIP. Valero’s Houston and Texas City Refineries are located in the Houston/Galveston area, which is classified as “severe nonattainment” for compliance with EPA air-quality standards for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the EPA’s ozone standards by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90% from a 1997-1999 average actual emissions baseline. Certain industry and business groups challenged the plan based on technical feasibility of the 90% NOx control and its effectiveness in meeting the ozone standard. In December 2002, the Texas Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative plan requires an 80% reduction in NOx emissions and a 64% reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA scrutiny and approval. Valero’s Texas City and Houston Refineries will be required to install NOx and HRVOC control and monitoring equipment and practices by 2007, at a cost estimated by Valero to be approximately $60 million based on the proposed TCEQ approach.

MTBE Restrictions. The presence of MTBE in some water supplies in California and other states, resulting from gasoline leaks primarily from underground storage tanks, has led to public concern that MTBE poses a possible health risk. As a result of heightened public concern, California banned the use of MTBE as a gasoline component in California beginning January 1, 2004, and the California Air Resources Board’s specifications for CARB Phase III gasoline became effective on that date. Valero’s costs to permit and modify its California refineries to comply with CARB Phase III gasoline specifications and eliminate MTBE as a gasoline component were approximately $60 million. Other states and the EPA also have either passed or proposed or are considering proposals to restrict or ban the use of MTBE. If MTBE were to be restricted or banned throughout the United States, Valero believes that it can modify its remaining non-California MTBE-producing facilities to produce other octane enhancing products for an immaterial capital investment.

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2003, Valero’s capital expenditures attributable to compliance with environmental regulations were approximately $540 million, and are currently estimated to be approximately $625 million for 2004 and approximately $770 million for 2005. These estimates for 2004 and 2005 do not include amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

Governmental regulations are complex, are subject to different interpretations and are becoming increasingly more stringent. Therefore, future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, because certain air emissions at Valero’s refineries have been grandfathered under particular environmental laws, any major upgrades at any of its refineries could require potentially material additional expenditures to comply with environmental laws and regulations.

EMPLOYEES

As of February 29, 2004, Valero had 19,621 employees, including salaried and hourly employees, of which 16,136 were employed in the United States and 3,485 were employed in Canada.

PROPERTIES

Valero’s principal properties are described above under the caption “Valero’s Operations.” In addition, Valero owns feedstock and refined product storage facilities in various locations. Valero believes that its properties and facilities are generally adequate for its operations and that its facilities are maintained in a good state of repair. As of December 31, 2003, Valero was the lessee under a number of cancelable and non-cancelable leases for certain properties, including the Benicia Refinery dock facility, office facilities, retail facilities, transportation equipment and various assets used to store, transport and produce refinery feedstocks and/or refined products. Valero’s leases are discussed more fully in Note 23 of Notes to Consolidated Financial Statements. In addition, see Part II of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Off-Balance Sheet Arrangements” for a discussion of Valero’s purchase of certain leased properties in March 2004.

Valero’s patents relating to its refining operations are not material to Valero as a whole. The trademarks and tradenames under which Valero conducts its retail and branded wholesale business – specifically Diamond Shamrock®, Shamrock®, Ultramar®, Valero®, Beacon®, Corner Store®, Ultramart®, Stop N Go® and ValPar™ – and other trademarks employed in the marketing of petroleum products are important to Valero’s wholesale and retail marketing operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions Held with Valero	Officer Since
William E. Greehey	67	Chairman of the Board and Chief Executive Officer	1979
Gregory C. King	43	President	1997
Keith D. Booke	45	Executive Vice President and Chief Administrative Officer	1997
Michael S. Ciskowski	46	Executive Vice President and Chief Financial Officer	1998
William R. Klesse	57	Executive Vice President and Chief Operating Officer	2001

Mr. Greehey has served as Chairman of the Board and Chief Executive Officer, and at various times, President of Valero and its former parent company since 1979. Most recently, he was President of Valero from the end of 1998 to January 2003. Mr. Greehey is also Chairman of the Board of the managing general partner of Valero L.P.

Mr. King was elected President in January 2003. He previously served as Executive Vice President and General Counsel since September 2001, and prior to that time he served as Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer from 1999 to January 2001. He was elected Vice President and General Counsel of Valero in 1997. He joined Valero’s former parent in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson. Mr. King is also a director of the managing general partner of Valero L.P.

Mr. Booke was elected Executive Vice President and Chief Administrative Officer in January 2001. He was first elected as Chief Administrative Officer in 1999. Prior to that, he had served as Vice President-Administration and Human Resources of Valero since 1998, Vice President-Administration of Valero since 1997 and Vice President-Investor Relations of Valero’s former parent since 1994. He joined Valero’s former parent in 1983.

Mr. Ciskowski was elected Chief Financial Officer in August 2003. Before that, he served as Executive Vice President-Corporate Development since April 2003, and Senior Vice President in charge of business and corporate development since 2001. He was elected Vice President of Valero in 1998. He joined Valero’s former parent in 1985, and held several positions in financial planning, corporate development and investor relations for Valero and its former parent.

Mr. Klesse was elected Executive Vice President and Chief Operating Officer in January 2003. He previously served as Executive Vice President – Refining and Commercial Operations of Valero since the closing of the UDS Acquisition on December 31, 2001. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that he served as an Executive Vice President for UDS since February 1995, overseeing operations, refining, product supply and logistics. Mr. Klesse is also a director of the managing general partner of Valero L.P.

ITEM 3. LEGAL PROCEEDINGS

     Unocal

Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002). In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners.

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against any future '393 or '126 patent enforcement activity by Unocal. In November 2003, an administrative law judge dismissed the FTC’s case against Unocal, which the FTC staff appealed to the full Commission. Oral argument for that appeal occurred on March 10, 2004.

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

Unocal’s patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material adverse effect on Valero’s results of operations and financial position.

     MTBE Litigation

Valero is a defendant in more than 50 cases pending in at least 15 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Almost all of these cases have been filed since September 30, 2003 in anticipation of a pending federal energy bill that may contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. Exhibit 99.02 to this report contains a list of the MTBE suits in which Valero has been served or has been furnished a copy of the petition. Although an adverse result in one or more of these suits is reasonably possible (as defined in FASB Statement No. 5), Valero believes that such an outcome in any one of these suits would not have a material adverse effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material adverse effect on Valero’s results of operations and financial position.

     Environmental Proceedings

United States Environmental Protection Agency Region II, In the Matter of: Mobil Oil Corporation, Notice of Violation CAA-02-2001-1305 (May 15, 2001) (Paulsboro Refinery). The EPA issued notices of violation (NOVs) relating to Mobil Oil Corporation’s operation of the Paulsboro Refinery prior to Valero’s ownership of the refinery. Valero purchased the refinery from Mobil in 1998. The NOVs allege that Mobil performed certain actions on the refinery’s fluid catalytic cracking unit (FCCU) without satisfying certain permitting and other requirements under the New Source Review (NSR) provisions of the Clean Air Act. Mobil tendered the NOVs to Valero for indemnification under the refinery purchase agreement between Mobil and Valero. Valero has assumed the defense of these NOVs. The EPA has not asserted a specific demand for administrative or civil penalties or equitable relief under the NOVs, but potential penalties under the NOVs could exceed $100,000. Valero believes that it has various legal and equitable defenses in support of its position that no material liability should be borne by Valero with respect to these NOVs.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). Valero received 60 violation notices (VNs) from April 2002 through March 4, 2004 from the BAAQMD for incidents at Valero’s Benicia Refinery and asphalt plant. Forty of the VNs relate to alleged excess emissions from fugitive leaks, fire, process upset or instrument malfunction. Twelve VNs were issued for alleged visible emissions resulting from power failure, operational upset or instrument malfunction. Three VNs were for alleged public nuisances resulting from fire, power failure or release. The remaining five VNs relate to alleged recordkeeping discrepancies for late reporting or failure to meet a permit condition, or odor associated with a process upset. No penalties have been assessed for the violations. Valero is negotiating with the BAAQMD to resolve all of these matters. Valero expects to settle all 58 VNs for an amount immaterial to Valero, but in excess of $100,000.

City of Houston Bureau of Air Quality Control (HBAQC), et al. (Houston Refinery). The HBAQC, the Harris County Pollution Control District (HCPCD) and the Texas Commission on Environmental Quality (TCEQ) issued 21 violations from February 2002 to November 2003 to the Houston refinery for various alleged noncompliance issues. The HBAQC issued 17 violations for alleged incidents related to or resulting from excess emissions. Two violations were issued by the HCPCD for an alleged emissions event and unauthorized wastewater discharge. The TCEQ issued two violations for excess emissions and failure to monitor/report upset emissions. No penalties have been assessed for the violations, except for two HBAQC violations that state proposed penalties of $8,750 each. Valero is negotiating with the agencies to resolve these violations. Valero expects to settle all 21 violations for an amount immaterial to Valero, but in excess of $100,000.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). Valero has received 27 NJDEP Administrative Orders and Notices of Civil Administrative Penalty Assessments (Orders) from February 2002 through January 2004 for alleged incidents at Valero’s Paulsboro Refinery. Thirteen of the Orders relate to excess emissions, for which the NJDEP has proposed penalties totaling $207,950. Eight of the Orders relate to failure to repair fugitive leaks or tank seals, for which penalties of $408,800 are proposed. Two Orders are for alleged hazardous waste discharges (proposed penalties of $15,000), two are for alleged Title V permit deviations (proposed penalties of $36,000), and two are for alleged failures to operate according to approved plans or permit conditions (proposed penalties of $7,000). Valero is currently negotiating a settlement with the NJDEP and expects to settle all 27 Orders for an amount immaterial to Valero, but in excess of $100,000.

New Mexico Environment Department (Tucumcari terminal). Valero received a revised notice of violation on June 15, 2003 from the New Mexico Environment Department (NMED) concerning an alleged violation of Title V of the Clean Air Act at Valero L.P.’s refined products terminal in Tucumcari, New Mexico. NMED alleges that the terminal operated as a Title V source from December 14, 1994 through September 6, 1998, and that the terminal failed to apply for a Title V permit during that time period. In January 2004, NMED further revised the notice of violation assessing a penalty of $312,120. Valero is currently negotiating a settlement with the NMED and expects to settle this matter for an amount immaterial to Valero, but in excess of $100,000. Because this matter relates to a period prior to Valero L.P.’s ownership of the Tucumcari terminal, Valero will remain responsible for any costs related to resolution of the matter.

Proposition 65 Litigation. McAdam, on behalf of the general public, and Communities for a Better Environment, a California non-profit organization v. Tosco Corporation, Ultramar Inc., et al., Superior Court of the State of California for the County of San Francisco, Case No. 300595 (filed January 19, 1999). Communities for a Better Environment (CBE) is a non-profit organization that brought this lawsuit under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as California Proposition 65. Any individual acting in the public interest may enforce Proposition 65 by filing a lawsuit against a business alleged to be in violation of this law. CBE has sued several energy companies, including Valero, alleging violations of the Safe Drinking Water and Toxic Enforcement Act of 1986 at several sites in California, including alleged releases of benzene and toluene into groundwater. Thirty-three Valero sites are named in this proceeding. Plaintiffs seek, among other things, unquantified property damages, remediation, installation of monitoring equipment and attorneys’ fees. Valero is negotiating with the plaintiffs to settle this matter based on settlement criteria offered by the plaintiffs and the settlement provisions of other defendants. Valero expects to settle this matter for an amount immaterial to Valero, but in excess of $100,000.

Texas Commission on Environmental Quality (TCEQ) (Texas City Refinery). Valero received a notice of enforcement dated July 18, 2003 from the TCEQ relating to its wastewater treatment facility at the Texas City Refinery. The notice alleged noncompliance with certain effluent limitations and monitoring requirements in 2002, and assessed an administrative penalty of $146,850 (the amount last reported in Valero’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). Valero settled the NOE in January 2004 for $75,150.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Valero’s common stock is traded on the New York Stock Exchange under the symbol “VLO.”

As of February 29, 2004, there were 6,564 holders of record and an estimated 54,000 additional beneficial owners of Valero’s common stock.

The following table shows the high and low sales prices of and dividends declared on Valero’s common stock for each quarter of 2003 and 2002.

	Sales Prices of the
	Common Stock		Dividends Per
Quarter Ended	High	Low	Common Share
2003:
December 31	$47.08	$37.70	$0.12
September 30	40.10	35.19	0.10
June 30	42.15	35.16	0.10
March 31	42.40	32.20	0.10

2002:
December 31	$38.55	$23.15	$0.10
September 30	38.18	26.10	0.10
June 30	49.47	35.90	0.10
March 31	49.97	36.99	0.10

On January 15, 2004, Valero’s Board of Directors declared a regular quarterly cash dividend of $0.12 per common share payable March 10, 2004 to holders of record at the close of business on February 11, 2004.

Dividends are considered quarterly by the Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected financial data for the five-year period ended December 31, 2003 was derived from Valero’s audited consolidated financial statements. Certain previously reported amounts have been reclassified to conform to the 2003 presentation. The following table should be read together with the historical consolidated financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following summaries are in millions of dollars except for per share amounts:

	Year Ended December 31,
	2003(a) (b)	2002(c)	2001(d)	2000(e)	1999
Operating revenues	$37,968.6	$29,047.9	$14,988.3	$14,671.1	$7,961.2
Operating income	1,222.0	470.9	1,001.4	611.0	72.0
Net income	621.5	91.5	563.6	339.1	14.3
Earnings per common share - assuming dilution	5.09	0.83	8.83	5.60	0.25
Dividends per common share	0.42	0.40	0.34	0.32	0.32
Property, plant and equipment, net	8,195.1	7,412.0	7,217.3	2,676.7	1,914.1
Goodwill	2,401.7	2,580.0	2,210.5	—	—
Total assets	15,664.2	14,465.2	14,399.8	4,307.7	2,979.3
Long-term debt (less current portion) and capital lease obligations	4,245.1	4,494.1	2,805.3	1,042.4	785.5
Company-obligated preferred securities of subsidiary trusts	—	372.5	372.5	172.5	—
Stockholders’ equity	5,735.2	4,308.3	4,202.6	1,527.1	1,084.8

(a)	Includes the operations of the St. Charles Refinery beginning July 1, 2003.

(b)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(c)	Includes the operations of UDS beginning January 1, 2002.

(d)	Includes the operations of Huntway and the operations related to the El Paso Corpus Christi Refinery and related refined product logistics business beginning June 1, 2001. Property, plant and equipment, net, goodwill, total assets, long-term debt (less current portion) and capital lease obligations, company-obligated preferred securities of subsidiary trusts and stockholders’ equity include amounts related to UDS, which was acquired by Valero on December 31, 2001.

(e)	Includes the operations related to the Benicia Refinery and the related distribution assets (Distribution Assets) beginning May 16, 2000 and the operations related to service stations included as part of the acquisition from ExxonMobil (Service Stations) beginning June 16, 2000 (combined, the Benicia Acquisition).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of Valero should be read in conjunction with Items 1 & 2, “Business & Properties” and Item 8, “Financial Statements and Supplementary Data” included in this report. In the discussions that follow, all per-share amounts assume dilution.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including without limitation the discussion below under the heading “Results of Operations - Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions. These forward-looking statements include, among other things, statements regarding:

•	future refining margins, including gasoline and heating oil margins;

•	future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;

•	expectations regarding feedstock costs, including crude oil discounts, and operating expenses;

•	anticipated levels of crude oil and refined product inventories;

•	Valero’s anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on Valero’s results of operations;

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada and elsewhere;

•	expectations regarding environmental and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining and retail industry fundamentals.

Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either Valero’s facilities or other facilities that could impair Valero’s ability to produce and/or transport refined products or receive foreign feedstocks;

•	political conditions in crude oil producing regions, including the Middle East and South America;

•	the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	the domestic and foreign supplies of crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;

•	environmental and other regulations at both the state and federal levels and in foreign countries;

•	the level of foreign imports of refined products;

•	accidents or other unscheduled shutdowns affecting Valero’s refineries, machinery, pipelines or equipment, or those of Valero’s suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;

•	earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the introduction or enactment of federal or state legislation which may adversely affect Valero’s business or operations;

•	changes in the credit ratings assigned to Valero’s debt securities and trade credit;

•	changes in the value of the Canadian dollar relative to the U.S. dollar; and

•	overall economic conditions.

Any one of these factors, or a combination of these factors, could materially affect Valero’s future results of operations and whether any forward-looking statements ultimately prove to be accurate. Valero’s forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. Valero does not intend to update these statements unless it is required by the securities laws to do so.

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

Overview

As of December 31, 2003, Valero owned and operated 14 refineries in the United States and Canada with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.1 million barrels per day. Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,500 retail and wholesale branded outlets in the United States and eastern Canada. Valero’s operations are affected by:

•	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds,

•	seasonal factors, such as the demand for refined products, and

•	industry factors, such as movements in and the absolute price of crude oil, the demand for and prices of refined products, industry supply capacity and competitor refinery maintenance turnarounds.

Valero’s profitability is determined in large part by the spread between the price of refined products and the price of crude oil, or the refined product margin. Additionally, since almost 50% of Valero’s throughput represents sour crude oil feedstocks, Valero’s profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the sour crude oil discount. During 2003, both refined product margins and sour crude oil discounts improved significantly from 2002 levels. Due to various factors, including strong refined product demand in both domestic and foreign markets and an anticipated reduction in supply attributable to various factors, including the ban on MTBE in certain areas of the United States and implementation of the new clean-fuel Tier II regulations, Valero believes that the outlook for both refined product margins and sour crude oil discounts is favorable.

The positive 2003 results from Valero’s operations, as well as certain investing and financing activities during 2003, are expected to favorably position Valero to meet its objectives of increased shareholder return, continued growth and improved earnings stability.

During 2003, Valero reduced its debt by approximately $726 million, resulting in a decrease in its debt-to-capitalization ratio (net of cash) from approximately 50% at December 31, 2002 to approximately 40% at the end of 2003. During 2003, Valero’s debt and debt-to-capitalization ratio were positively impacted by the following:

•	the generation of $1.8 billion of cash from operating activities;

•	the ceasing of consolidation of Valero L.P., which removed Valero L.P.’s debt from Valero’s consolidated balance sheet, and the receipt of $380 million of proceeds resulting from the subsequent contribution and sale of certain assets to Valero L.P.;

•	the issuance of 6.3 million shares of Valero common stock, the proceeds of which were used for repayments of borrowings under Valero’s revolving bank credit facilities; and

•	the issuance of 4.9 million shares of Valero common stock resulting from the settlement of purchase contracts associated with the $172.5 million of Premium Equity Participating Security Units (PEPS Units).

In addition during 2003, Valero continued its strategic growth through the acquisition of the St. Charles Refinery and the start-up of a 45,000 barrel-per-day coker unit at the Texas City Refinery. The St. Charles Refinery operated at 95% of capacity, averaging almost 200,000 barrels per day of throughput, since Valero acquired it on July 1, 2003. The St. Charles Refinery contributed approximately $39 million to Valero’s operating income for the last six months of 2003. The 45,000 barrel-per-day coker unit at the Texas City Refinery began operations late in the fourth quarter of 2003 and will enable the refinery to process heavier, lower-cost crude oil. The ability to process the lower-cost crude oil is expected to significantly lower the refinery’s average feedstock costs. Going forward, the St. Charles Acquisition and the start-up of the coker unit at the Texas City Refinery are expected to further enable Valero to benefit from wider sour crude oil discounts that Valero believes will occur. Valero believes that it has significantly improved its feedstock flexibility and leverage to benefit from an expected continuation of good refining industry fundamentals.

RESULTS OF OPERATIONS

2003 Compared to 2002

Financial Highlights (millions of dollars, except per share amounts)

	Year Ended December 31,
	2003 (a)		2002		Change
Operating revenues	$37,968.6		$29,047.9		$8,920.7

Costs and expenses:
Cost of sales	33,587.1		25,863.2		7,723.9
Refining operating expenses	1,656.0		1,331.6		324.4
Retail selling expenses	693.6		674.5		19.1
Administrative expenses	299.4		258.4		41.0
Depreciation and amortization expense:
Refining	417.1		388.3		28.8
Retail	39.6		43.1		(3.5)
Administrative	53.8		17.9		35.9

Total costs and expenses	36,746.6		28,577.0		8,169.6

Operating income	1,222.0		470.9		751.1
Equity in earnings of Valero L.P. (b)	29.8		—		29.8
Other income, net	15.3		8.6		6.7
Interest and debt expense:
Incurred	(287.6)		(301.9)		14.3
Capitalized	26.3		16.2		10.1
Minority interest in net income of Valero L.P. (b)	(2.4)		(14.1)		11.7
Distributions on preferred securities of subsidiary trusts	(16.8)		(30.0)		13.2

Income before income tax expense	986.6		149.7		836.9
Income tax expense	365.1		58.2		306.9

Net income	621.5		91.5		530.0
Preferred stock dividends	4.3		—		4.3

Net income applicable to common stock	$617.2		$91.5		$525.7

Earnings per common share – assuming dilution	$5.09		$0.83		$4.26
Earnings before interest, taxes, depreciation and amortization (EBITDA) (c)	$1,754.6		$878.8		$875.8
Ratio of EBITDA to interest incurred (d)	6.1	x	2.9	x	3.2	x

See the footnote references on page 31.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2003 (a)	2002	Change
Refining:
Operating income	$1,363.5	$618.7	$744.8
Throughput volumes (thousand barrels per day)	1,835	1,595	240
Throughput margin per barrel (e)	$5.13	$4.02	$1.11
Operating costs per barrel:
Refining operating expenses	$2.47	$2.29	$0.18
Depreciation and amortization	0.63	0.66	(0.03)

Total operating costs per barrel	$3.10	$2.95	$0.15

Charges:
Crude oils:
Sour	44%	45%	(1)%
Sweet	35	34	1

Total crude oils	79	79	—
Residual fuel oil	5	5	—
Other feedstocks and blendstocks	16	16	—

Total charges	100%	100%	—%

Yields:
Gasolines and blendstocks	54%	55%	(1)%
Distillates	28	27	1
Petrochemicals	3	3	—
Lubes and asphalts	4	4	—
Other products	11	11	—

Total yields	100%	100%	—%

Retail – U.S.:
Operating income	$114.7	$58.8	$55.9
Company-operated fuel sites (average)	1,201	1,359	(158)
Fuel volumes (gallons per day per site)	4,512	4,401	111
Fuel margin per gallon	$0.148	$0.111	$0.037
Merchandise sales	$938.5	$1,011.5	$(73.0)
Merchandise margin (percentage of sales)	28.1%	27.8%	0.3%
Margin on miscellaneous sales	$89.5	$71.6	$17.9
Retail selling expenses	$507.7	$513.2	$(5.5)
Depreciation and amortization expense	$22.6	$24.0	$(1.4)

Retail – Northeast:
Operating income	$97.0	$69.7	$27.3
Fuel volumes (thousand gallons per day)	3,328	3,235	93
Fuel margin per gallon	$0.209	$0.179	$0.030
Merchandise sales	$122.3	$99.0	$23.3
Merchandise margin (percentage of sales)	22.9%	22.5%	0.4%
Margin on miscellaneous sales	$18.6	$16.4	$2.2
Retail selling expenses	$185.9	$161.3	$24.6
Depreciation and amortization expense	$17.0	$19.1	$(2.1)

See the footnote references on page 31.

Refining Operating Highlights by Region (f)

	Year Ended December 31,
	2003 (a)	2002	Change
Gulf Coast:
Operating income	$426.2	$223.1	$203.1
Throughput volumes (thousand barrels per day)	867	675	192
Throughput margin per barrel (e)	$4.62	$4.13	$0.49
Operating costs per barrel:
Refining operating expenses	$2.64	$2.46	$0.18
Depreciation and amortization	0.63	0.77	(0.14)

Total operating costs per barrel	$3.27	$3.23	$0.04

Mid-Continent:
Operating income	$184.8	$157.2	$27.6
Throughput volumes (thousand barrels per day)	276	265	11
Throughput margin per barrel (e)	$4.70	$4.30	$0.40
Operating costs per barrel:
Refining operating expenses	$2.35	$2.12	$0.23
Depreciation and amortization	0.52	0.55	(0.03)

Total operating costs per barrel	$2.87	$2.67	$0.20

Northeast:
Operating income	$418.7	$105.9	$312.8
Throughput volumes (thousand barrels per day)	375	355	20
Throughput margin per barrel (e)	$5.17	$2.85	$2.32
Operating costs per barrel:
Refining operating expenses	$1.60	$1.53	$0.07
Depreciation and amortization	0.51	0.49	0.02

Total operating costs per barrel	$2.11	$2.02	$0.09

West Coast:
Operating income	$333.8	$132.5	$201.3
Throughput volumes (thousand barrels per day)	317	300	17
Throughput margin per barrel (e)	$6.86	$4.92	$1.94
Operating costs per barrel:
Refining operating expenses	$3.14	$2.93	$0.21
Depreciation and amortization	0.83	0.77	0.06

Total operating costs per barrel	$3.97	$3.70	$0.27

See the footnote references on page 31.

Average Market Reference Prices and Differentials (dollars per barrel) (g)

	Year Ended December 31,
	2003	2002	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$31.11	$26.09	$5.02
WTI less sour crude oil at U.S. Gulf Coast (h)	3.39	2.53	0.86
WTI less Alaska North Slope (ANS) crude oil	1.47	1.37	0.10
WTI less Maya crude oil	6.87	5.45	1.42

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	5.50	4.14	1.36
No. 2 fuel oil less WTI	2.76	1.48	1.28
Propylene less WTI	1.17	1.69	(0.52)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	7.44	5.59	1.85
Low-sulfur diesel less WTI	5.16	3.67	1.49
U.S. Northeast:
Conventional 87 gasoline less WTI	5.95	4.16	1.79
No. 2 fuel oil less WTI	4.50	2.41	2.09
Lube oils less WTI	24.80	17.57	7.23
U.S. West Coast:
CARB 87 gasoline less ANS	14.46	10.06	4.40
Low-sulfur diesel less ANS	7.42	5.34	2.08

The following notes relate to references on pages 28 through 31.

(a)	Includes the operations of the St. Charles Refinery commencing on July 1, 2003.

(b)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(c)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 34.

(d)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations – Corporate Expenses and Other” on page 34.

(e)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(f)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs and St. Charles Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(g)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(h)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero’s net income for the year ended December 31, 2003 was $621.5 million, or $5.09 per share, compared to $91.5 million, or $0.83 per share, for the year ended December 31, 2002. For the fourth quarter of 2003, Valero’s net income was $131.6 million, or $1.01 per share, compared to $89.0 million, or $0.81 per share, for the fourth quarter of 2002.

Operating revenues increased 31% from the year ended December 31, 2002 to the year ended December 31, 2003 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. The increase in operating income from $470.9 million for 2002 to $1.2 billion for 2003 was attributable primarily to improved fundamentals for Valero’s refining segment as discussed below.

Refining

Operating income for Valero’s refining segment was $1.4 billion for the year ended December 31, 2003, an increase of $744.8 million from the year ended December 31, 2002. The increase in refining segment operating income resulted primarily from a 28% increase in refining throughput margin per barrel and a 15% increase in refining throughput volumes, partially offset by an increase in operating expenses.

Refining total throughput margin for 2003 increased due to the following factors:

•	Gasoline and distillate margins improved significantly during 2003 compared to 2002 due to strong demand and lower inventory levels. Demand for distillates improved significantly in 2003 due to colder winter weather in the Northeast and fuel switching demand in early 2003 caused by high natural gas prices. Refined product inventories were lower than the inventory levels that existed during most of 2002 due to the stronger demand combined with lower refinery production rates resulting from a large number of maintenance turnarounds in the refining industry in the first quarter of 2003 and the continuing impact of the oil workers’ strike in Venezuela in early 2003, which also reduced production rates. The high inventory levels in 2002 were caused by weaker economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand.

•	Discounts on Valero’s sour crude oil feedstocks increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 due mainly to the resumption of higher crude oil production rates by OPEC.

•	Valero’s throughput volumes for 2003 increased from 2002 due to incremental volumes from the St. Charles Refinery commencing in July 2003 and increased refinery utilization rates during 2003, as eight of Valero’s refineries were affected by turnaround activities during 2002. Also during 2002, production at several refineries was reduced at various times during the year due to uneconomic operating conditions.

The above increases in throughput margin for 2003 were partially offset by the effects of:

•	a net benefit of approximately $76 million in 2002 resulting from the settlement of petroleum products purchase agreements and related hedges,

•	a $39 million benefit from the liquidation of certain of Valero’s LIFO inventories in 2002,

•	approximately $62 million resulting from Valero ceasing consolidation of Valero L.P. commencing in March 2003, and

•	an increase in unplanned downtime during 2003 at certain of Valero’s refineries.

Refining operating expenses were 24% higher for the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to the acquisition of the St. Charles Refinery in July 2003, higher energy costs (primarily related to natural gas), an increase in employee compensation expense including increased variable compensation, and increased maintenance expense associated with unplanned downtime. However, the increase in refining operating expenses on a per barrel basis was only 8% from 2002 to 2003 due to an increase in throughput volumes for the reasons discussed above. Refining depreciation and amortization expense increased 7% from the year ended December 31, 2002 to the year ended December 31, 2003 due mainly to depreciation expense related to the acquisition of the St. Charles Refinery and increased turnaround and catalyst amortization.

Retail

Retail operating income was $211.7 million for the year ended December 31, 2003, an increase of $83.2 million from the year ended December 31, 2002 as a result of higher retail fuel margins in both the U.S. and Northeast retail systems and operational improvements. During 2003, Valero continued to implement its U.S. retail strategy that commenced in 2002 of investing in certain key stores and disposing of certain underperforming or non-strategic stores. During 2003, Valero reimaged and upgraded 150 stores and closed or divested 122 stores. These changes contributed to improved operating income for the retail segment in 2003.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $76.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Part of the increase was due to the recognition of increased variable compensation expense of approximately $21 million in 2003 as a result of improved financial performance in 2003 as compared to 2002. Also, in December 2003, a $25.8 million impairment charge was recognized and reflected in administrative depreciation and amortization expense to write down the carrying value of Valero’s current headquarters facilities to fair value less selling costs, as described further in Note 6 of Notes to Consolidated Financial Statements. The remainder of the increase was attributable primarily to increases in salary and benefits expenses, ad valorem taxes and litigation costs.

Equity in earnings of Valero L.P. represents Valero’s equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. Valero’s ownership interest in Valero L.P. has been further reduced to 45.7% as of December 31, 2003 primarily as a result of the issuance of additional common units by Valero L.P. in April and August 2003. Prior to March 18, 2003, Valero consolidated the operations of Valero L.P. The minority interest in net income of Valero L.P. represented the minority unitholders’ share of the net income of Valero L.P. during the periods that Valero consolidated such operations.

The increase in other income, net from 2002 to 2003 is due mainly to a gain of $17.0 million related to the sale of notes receivable from Tesoro Refining and Marketing Company (Tesoro) in connection with the sale of the Golden Eagle Refinery and related assets in 2002. This gain was offset by a $7.1 million decrease in equity income from joint ventures and the initial recognition of an asset retirement obligation of $4.2 million.

Net interest expense decreased $24.4 million from 2002 to 2003 primarily due to a decrease in debt levels from $5 billion as of December 31, 2002 to $4.2 billion as of December 31, 2003 and an increase in capitalized interest attributable to a larger capital investment program.

Distributions on preferred securities of subsidiary trusts decreased $13.2 million from the year ended December 31, 2002 to the year ended December 31, 2003 due to the redemption of the 8.32% Trust Originated Preferred Securities (TOPrS) in June 2003 and the settlement of the PEPS Units in August 2003.

Income tax expense increased from $58.2 million in 2002 to $365.1 million in 2003 due to the significant increase in pre-tax income.

The following is a reconciliation of net income to EBITDA (in millions):

	Year Ended December 31,
	2003	2002
Net income	$621.5	$91.5
Income tax expense	365.1	58.2
Depreciation and amortization expense	510.5	449.3
Interest and debt expense, net	261.3	285.7
Other amortizations	(3.8)	(5.9)

EBITDA	$1,754.6	$878.8

Valero utilizes the financial measure of earnings before interest, income taxes, depreciation and amortization (EBITDA), which is not defined under United States generally accepted accounting principles. Management presents EBITDA in its filings under the Securities Exchange Act of 1934 and its press releases. Management uses this financial measure because it is a widely accepted financial indicator used by some investors and analysts to analyze and compare companies on the basis of operating performance. In addition, EBITDA is used in the computation of certain debt covenant ratios included in Valero’s various debt agreements. EBITDA is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or income before income taxes. It should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with United States generally accepted accounting principles. Valero’s method of computation of EBITDA may or may not be comparable to other similarly titled measures used by other companies.

The following is the computation of the ratio of EBITDA to interest incurred (in millions):

	Year Ended December 31,
	2003		2002
EBITDA	$1,754.6		$878.8
Divided by interest incurred	287.6		301.9
Ratio of EBITDA to interest incurred	6.1	x	2.9	x

Valero utilizes the ratio of EBITDA to interest incurred, which is not defined under United States generally accepted accounting principles. Management uses the ratio of EBITDA to interest incurred as the basis for the computation of certain debt covenant ratios included in Valero’s various debt agreements. This ratio should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with United States generally accepted accounting principles. Valero’s method of computation of the ratio of EBITDA to interest incurred may or may not be comparable to other similarly titled measures used by other companies.

2002 Compared to 2001

Financial Highlights (millions of dollars, except per share amounts)

	Year Ended December 31,
	2002 (a)		2001 (b)		Change
Operating revenues	$29,047.9		$14,988.3		$14,059.6

Costs and expenses:
Cost of sales	25,863.2		12,745.2		13,118.0
Refining operating expenses	1,331.6		845.5		486.1
Retail selling expenses	674.5		5.8		668.7
Administrative expenses	258.4		152.7		105.7
Depreciation and amortization expense:
Refining	388.3		228.2		160.1
Retail	43.1		0.9		42.2
Administrative	17.9		8.6		9.3

Total costs and expenses	28,577.0		13,986.9		14,590.1

Operating income	470.9		1,001.4		(530.5)
Other income (expense), net	8.6		(4.6)		13.2
Interest and debt expense:
Incurred	(301.9)		(99.1)		(202.8)
Capitalized	16.2		10.6		5.6
Minority interest in net income of Valero L.P.	(14.1)		—		(14.1)
Distributions on preferred securities of subsidiary trusts	(30.0)		(13.4)		(16.6)

Income before income tax expense	149.7		894.9		(745.2)
Income tax expense	58.2		331.3		(273.1)

Net income	$91.5		$563.6		$(472.1)

Earnings per common share — assuming dilution	$0.83		$8.83		$(8.00)
EBITDA (c)	$878.8		$1,221.1		$(342.3)
Ratio of EBITDA to interest incurred (d)	2.9	x	12.3	x	(9.4	)x

See the footnote references on page 38.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2002 (a)	2001 (b)	Change
Refining:
Operating income	$618.7	$1,160.8	$(542.1)
Throughput volumes (thousand barrels per day)	1,595	1,001	594
Throughput margin per barrel (e)	$4.02	$6.12	$(2.10)
Operating costs per barrel:
Refining operating expenses	$2.29	$2.31	$(0.02)
Depreciation and amortization	0.66	0.63	0.03

Total operating costs per barrel	$2.95	$2.94	$0.01

Charges:
Crude oils:
Sour	45%	62%	(17)%
Sweet	34	11	23

Total crude oils	79	73	6
Residual fuel oil	5	8	(3)
Other feedstocks and blendstocks	16	19	(3)

Total charges	100%	100%	—%

Yields:
Gasolines and blendstocks	55%	53%	2%
Distillates	27	27	—
Petrochemicals	3	3	—
Lubes and asphalts	4	4	—
Other products	11	13	(2)

Total yields	100%	100%	—%

Retail – U.S.:
Operating income	$58.8	$1.9	$56.9
Company-operated fuel sites (average)	1,359	11	1,348
Fuel volumes (gallons per day per site)	4,401	6,280	(1,879)
Fuel margin per gallon	$0.111	$0.302	$(0.191)
Merchandise sales	$1,011.5	$3.7	$1,007.8
Merchandise margin (percentage of sales)	27.8%	29.7%	(1.9)%
Margin on miscellaneous sales	$71.6	$—	$71.6
Retail selling expenses	$513.2	$5.8	$507.4
Depreciation and amortization expense	$24.0	$0.9	$23.1

Retail – Northeast:
Operating income	$69.7	N/A
Fuel volumes (thousand gallons per day)	3,235	N/A
Fuel margin per gallon	$0.179	N/A
Merchandise sales	$99.0	N/A
Merchandise margin (percentage of sales)	22.5%	N/A
Margin on miscellaneous sales	$16.4	N/A
Retail selling expenses	$161.3	N/A
Depreciation and amortization expense	$19.1	N/A

See the footnote references on page 38.

Refining Operating Highlights by Region (f)

	Year Ended December 31,
	2002 (a)	2001 (b)	Change
Gulf Coast:
Operating income	$223.1	$695.8	$(472.7)
Throughput volumes (thousand barrels per day)	675	648	27
Throughput margin per barrel (e)	$4.13	$5.70	$(1.57)
Operating costs per barrel:
Refining operating expenses	$2.46	$2.10	$0.36
Depreciation and amortization	0.77	0.66	0.11

Total operating costs per barrel	$3.23	$2.76	$0.47

Mid-Continent:
Operating income	$157.2	N/A
Throughput volumes (thousand barrels per day)	265	N/A
Throughput margin per barrel (e)	$4.30	N/A
Operating costs per barrel:
Refining operating expenses	$2.12	N/A
Depreciation and amortization	0.55	N/A

Total operating costs per barrel	$2.67	N/A

Northeast:
Operating income	$105.9	$156.6	$(50.7)
Throughput volumes (thousand barrels per day)	355	183	172
Throughput margin per barrel (e)	$2.85	$5.11	$(2.26)
Operating costs per barrel:
Refining operating expenses	$1.53	$2.23	$(0.70)
Depreciation and amortization	0.49	0.52	(0.03)

Total operating costs per barrel	$2.02	$2.75	$(0.73)

West Coast:
Operating income	$132.5	$308.4	$(175.9)
Throughput volumes (thousand barrels per day)	300	170	130
Throughput margin per barrel (e)	$4.92	$8.78	$(3.86)
Operating costs per barrel:
Refining operating expenses	$2.93	$3.20	$(0.27)
Depreciation and amortization	0.77	0.62	0.15

Total operating costs per barrel	$3.70	$3.82	$(0.12)

See the footnote references on page 38.

Average Market Reference Prices and Differentials (dollars per barrel) (g)

	Year Ended December 31,
	2002	2001	Change
Feedstocks:
WTI crude oil	$26.09	$25.93	$0.16
WTI less sour crude oil at U.S. Gulf Coast (h)	2.53	5.01	(2.48)
WTI less ANS crude oil	1.37	2.69	(1.32)
WTI less Maya crude oil	5.45	8.98	(3.53)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	4.14	5.07	(0.93)
No. 2 fuel oil less WTI	1.48	3.01	(1.53)
Propylene less WTI	1.69	(0.83)	2.52
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	5.59	8.43	(2.84)
Low-sulfur diesel less WTI	3.67	7.29	(3.62)
U.S. Northeast:
Conventional 87 gasoline less WTI	4.16	5.05	(0.89)
No. 2 fuel oil less WTI	2.41	3.83	(1.42)
Lube oils less WTI	17.57	26.83	(9.26)
U.S. West Coast:
CARB 87 gasoline less ANS	10.06	16.04	(5.98)
Low-sulfur diesel less ANS	5.34	9.05	(3.71)

The following notes relate to references on pages 35 through 38.

(a)	Includes the operations of UDS beginning January 1, 2002.

(b)	Includes the operations of Huntway and the operations related to the El Paso Corpus Christi East Refinery and related refined product logistics business beginning June 1, 2001 and excludes the operations of UDS which were acquired on December 31, 2001.

(c)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 41.

(d)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations - Corporate Expenses and Other” on page 41.

(e)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(f)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, and Krotz Springs Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(g)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(h)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero’s net income for the year ended December 31, 2002 was $91.5 million, or $0.83 per share, compared to net income of $563.6 million, or $8.83 per share, for the year ended December 31, 2001.

Operating revenues increased 94% for 2002 compared to 2001 primarily as a result of the additional throughput volumes from the refinery operations acquired in the UDS, El Paso and Huntway Acquisitions and the additional revenues generated from the retail operations acquired in the UDS Acquisition, partially offset by a decline in refined product prices. However, operating income for 2002 declined $530.5 million, or 53%, from the $1.0 billion reported in 2001 due mainly to a $542.1 million decrease in operating income from the refining segment and a $115.0 million increase in administrative expenses (including related depreciation and amortization expense), partially offset by an increase of $126.6 million in operating income from the retail segment attributable to the retail operations acquired in the UDS Acquisition.

Operating income for 2002 benefited from synergies that were created as a result of the merger between Valero and UDS. Synergies of the combined company resulted in both gross margin improvements and reductions in operating and administrative expenses. The gross margin synergies related primarily to a reduction in inventory levels, yield optimization and operational initiatives. Operating and administrative expense synergies were achieved mainly from incorporating best practices between the two companies’ procurement and energy contract initiatives and eliminating salaries and benefits associated with former UDS executives and other employees.

Refining

Operating income for Valero’s refining segment declined from $1.2 billion for the year ended December 31, 2001 to $618.7 million for the year ended December 31, 2002. The decrease in refining segment operating income was due principally to a 34% decline in the throughput margin per barrel attributable to depressed sour crude oil discounts and lower refined product margins in all of Valero’s markets.

During 2002, refining total throughput margin was negatively impacted by the following factors:

•	discounts on Valero’s sour crude oil feedstocks during 2002 declined approximately 50% from 2001 levels primarily due to OPEC’s crude oil production cuts in 2002, which limited the availability of sour crude oil on the world market, whereas 2001 benefited from increased supplies of sour crude oil while demand for sweeter crude oil increased to meet lower sulfur requirements for certain refined products;

•	gasoline and distillate margins declined significantly from 2001 to 2002 due to high inventory levels for these products as a result of an increase in gasoline imports, increased gasoline production (particularly in California), an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand. Although gasoline demand increased during the year, high imports of gasoline kept inventories at above-normal levels; and

•	Valero’s refinery utilization rates were significantly below its normal operating rates during 2002 as eight of Valero’s refineries were affected by turnaround activities. In addition to the scheduled downtime, Valero also experienced significant unplanned maintenance at its refineries during 2002, and production at most of its refineries was reduced at various times during the year due to uneconomic operating conditions.

The above decreases in refining throughput margin were partially offset by the increased throughput volumes resulting from the UDS, Huntway and El Paso Acquisitions, a net benefit of approximately $76 million resulting from the settlement in June and August 2002 of petroleum products purchase agreements and related hedges, and a $39 million benefit from the liquidation of certain of its LIFO inventories.

Refining operating expenses and refining depreciation and amortization expense were 57% and 70% higher, respectively, for the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of the additional refinery operations from the UDS, El Paso and Huntway Acquisitions. However, these operating costs on a per barrel basis remained stable from 2001 to 2002 as a result of the additional throughput volumes from these acquisitions.

Retail

Retail operating income was $128.5 million for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. The 2002 retail operating income includes both the U.S. and Northeast retail operations acquired in the UDS Acquisition. The 2001 retail operations included only 11 northern California retail stores operated by Valero at that time.

During 2002, pursuant to a plan adopted in conjunction with the UDS Acquisition, Valero implemented various changes in its retail operations that benefited results in 2002 and are expected to continue to benefit future results for the retail segment. As part of these changes, 76 stores were reimaged and upgraded in 2002. These changes also included the closure or divestiture of approximately 160 stores and the identification of an additional 150 stores for closure or divestiture. Gains or losses on divested stores are recognized to the extent of the difference between any net proceeds received on disposition and the net book value of each store.

Retail selling expenses and retail depreciation and amortization expense for the year ended December 31, 2002 were significantly higher than 2001 due to the additional retail stores acquired in the UDS Acquisition.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $115.0 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was due primarily to additional administrative expenses resulting from the UDS Acquisition and increases in employee salaries and benefits and professional services, partially offset by reduced variable compensation expense as a result of the lower level of operating income recognized during 2002 and the nonrecurrence in 2002 of integration and early retirement costs incurred in 2001 in connection with the UDS Acquisition.

Other income (expense), net increased $13.2 million from expense of $4.6 million for the year ended December 31, 2001 to income of $8.6 million for the year ended December 31, 2002 due primarily to a $7.0 million increase in equity income from Valero’s investments in joint ventures and $5.9 million of interest income related to the amortization of the discount on the notes receivable from Tesoro in connection with the sale of the Golden Eagle Business.

Net interest and debt expense increased $197.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was due primarily to interest expense on borrowings incurred to finance the UDS Acquisition coupled with interest expense incurred on the debt assumed in the UDS Acquisition, as well as the full-year effect of interest expense on the capital lease obligations associated with the June 1, 2001 El Paso Acquisition.

The minority interest in net income of Valero L.P. represents the minority unitholders’ share of the net income of Valero L.P.

Distributions on preferred securities of subsidiary trusts increased to $30.0 million for the year ended December 31, 2002 from $13.4 million for the year ended December 31, 2001 due to the distributions incurred on the $200 million TOPrS assumed in the UDS Acquisition.

Income tax expense decreased $273.1 million from 2001 to 2002 mainly as a result of lower operating income and higher interest expense.

The following is a reconciliation of net income to EBITDA (in millions):

	Year Ended December 31,
	2002	2001
Net income	$91.5	$563.6
Income tax expense	58.2	331.3
Depreciation and amortization expense	449.3	237.7
Interest and debt expense, net	285.7	88.5
Other amortizations	(5.9)	—

EBITDA	$878.8	$1,221.1

The following is the computation of the ratio of EBITDA to interest incurred (in millions):

	Year Ended December 31,
	2002		2001
EBITDA	$878.8		$1,221.1
Divided by interest incurred	301.9		99.1
Ratio of EBITDA to interest incurred	2.9	x	12.3	x

OUTLOOK

During January and February 2004, refining industry fundamentals continued to improve, resulting in both higher refined product margins and wider sour crude oil discounts than those realized in the fourth quarter of 2003. In regard to refined products, distillate demand has been strong primarily due to the cold weather in the Northeast, which has helped support heating oil margins at attractive levels. Gasoline margins have also increased since the end of 2003 as a result of strong demand resulting from improved economies in both the United States and Asia. In addition, gasoline margins have benefited from reduced imports attributable in part to the impact of the new lower sulfur specifications for gasoline that became effective January 1, 2004 and the effect of the removal of MTBE from gasoline in several states. Refined product supplies are expected to be further impacted in the short term as a high level of industry-wide turnaround activity is anticipated during the first quarter of 2004. Valero expects these factors to continue to support strong gasoline margins as summer approaches.

In addition to the favorable outlook for refined product margins, sour crude oil discounts have widened significantly from the fourth quarter of 2003 and are expected to continue to benefit from various factors. These factors include an expected increase in sour crude oil supplies on world markets, partly due to certain refiners processing more sweet crude oil and less sour crude oil as a result of the new lower sulfur specifications. Also, the favorable economic environment anticipated for 2004 should result in the production of more sour crude oil to satisfy expected higher refined product demand, which should also contribute to wide sour crude oil discounts. The significant turnaround activity is also projected to positively impact sour crude oil discounts since a significant amount of the reduced capacity resulting from these turnarounds is sour crude oil processing capacity.

Operationally, Valero expects to benefit during 2004 from the full-year effect of the St. Charles Refinery that was acquired in July 2003 and from an expansion of that facility’s crude and coker units in March 2004. Valero also expects to benefit throughout 2004 from a new 45,000 barrel-per-day coker unit at the Texas City Refinery that began operations late in the fourth quarter of 2003. In addition, Valero’s acquisition of the Aruba Refinery in March 2004 is expected to be accretive to Valero’s earnings for 2004 and beyond. The Aruba Refinery processes heavy, sour crude oil, primarily Mayan crude oil, and therefore complements Valero’s strategy of processing heavy, sour crude oil that generally sells at a discount to sweet crude oil.

As a result of these factors, Valero believes it is well-positioned to capitalize during 2004 on the expected positive industry fundamentals and the resulting favorable outlook for refined product margins and sour crude oil discounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2003

Net cash provided by operating activities for the year ended December 31, 2003 was $1.8 billion compared to $272.3 million for the year ended December 31, 2002, an increase of $1.5 billion. The increase in cash provided by operating activities from 2002 to 2003 was due primarily to the significant increase in income in 2003 as described above under “Results of Operations” and changes in cash provided by or used for working capital during 2003 and 2002 as further described in Note 17 of Notes to Consolidated Financial Statements. The primary cause of the change in working capital between the years related to changes in the amount of receivables sold under Valero’s accounts receivable sales programs. During 2003, the amount of receivables sold under the program increased by $350 million, while during 2002, working capital was unfavorably impacted by a $123 million decrease in the amount of receivables sold. For the year ended December 31, 2003, in addition to the $350.0 million increase in the amount of receivables sold, changes in working capital included a $415.8 million increase in accounts payable, which more than offset a $270.0 million increase in inventories. Inventories increased due to higher volumes of feedstock and refined product inventories on hand at December 31, 2003 attributable primarily to (i) lower than normal feedstock levels at December 31, 2002 resulting from the effect of the oil workers’ strike in Venezuela and (ii) increased refinery utilization rates during 2003.

In addition to the $1.8 billion of net cash provided by operating activities, Valero generated cash from various other sources during 2003, including proceeds of approximately $300 million from the issuance of senior notes in June, $250.3 million from the issuance of common stock in March, $379.9 million from the contribution and sale of certain assets to Valero L.P., $89.6 million from the sale of Tesoro notes held by Valero, and $94.2 million from the disposition of certain parts of its home heating oil business and other property, plant and equipment. Valero used these proceeds to:

•	fund $1.1 billion of capital expenditures and deferred turnaround and catalyst costs;

•	exercise options under certain structured lease arrangements to purchase $275.0 million of property and exercise an option under certain capital leases to purchase for $289.3 million the Corpus Christi East Refinery and related refined product logistics assets;

•	fund part of the acquisition of the St. Charles Refinery for $309.0 million;

•	redeem the $200 million of TOPrS and $100 million of 8% debentures;

•	fund a $106.1 million investment in the Cameron Highway Oil Pipeline Project, $50.6 million of earn-out payments and approximately $35.0 million of other acquisitions; and

•	pay common and preferred stock dividends of $50.6 million.

The remaining proceeds were used primarily to reduce borrowings under Valero’s committed and uncommitted bank credit facilities.

Cash Flows for the Year Ended December 31, 2002

Net cash provided by operating activities for the year ended December 31, 2002 was $272.3 million compared to $905.5 million for the year ended December 31, 2001, a decrease of $633.2 million. The decrease in cash provided by operating activities from 2001 to 2002 was due primarily to the unfavorable change in income as described above under “Results of Operations” and an $80.1 million increase in the amount of cash used to fund working capital and deferred charges and credits. Changes in working capital for the year ended December 31, 2002 included:

•	a significant increase in accounts receivable and accounts payable resulting from increased commodity prices from December 31, 2001 to December 31, 2002;

•	an increase in receivables of approximately $123 million due to a reduction in the amount of receivables sold under Valero’s accounts receivable sales facility;

•	the receipt of approximately $141 million of income tax refunds, net of payments; and

•	a decrease in accrued expenses as a result of payments for change-in-control benefits to former UDS employees and a decrease in employee bonuses.

Valero’s investing activities for the year ended December 31, 2002 provided net cash of $248.6 million. Valero’s investing activities included the receipt of $300.9 million from the liquidation of its investment in the Diamond-Koch joint venture and $925.0 million from the sale of the Golden Eagle Business, partially offset by payments of $803.4 million for capital expenditures, deferred turnaround and catalyst costs and earn-out payments and net cash requirements related to the Golden Eagle Business of $183.5 million.

During 2002, operating and investing activities provided $520.9 million of cash, which was used primarily to reduce Valero’s debt by $412.9 million with a resulting increase of $109.5 million in Valero’s cash balance.

Capital Investments

During the year ended December 31, 2003, Valero expended $1.1 billion for capital investments of which $975.8 million related to capital expenditures (including approximately $540 million for environmental projects) and $136.4 million related to deferred turnaround and catalyst costs. Capital expenditures for the year ended December 31, 2003 included $438 million to fund construction of gasoline desulfurization units at the Texas City, Paulsboro, Quebec and Corpus Christi West Refineries in response to Tier II sulfur regulations. The capital expenditure amount above excludes $134 million and $55 million, respectively, related to a coker facility at the Texas City Refinery and the expansion of the former UDS headquarters facility, which will be Valero’s new corporate headquarters, both of which were being funded through structured lease arrangements through December 31, 2003 (see the discussion below in “Structured Lease Arrangements” under “Off-Balance Sheet Arrangements” and in Note 23 of Notes to Consolidated Financial Statements). In addition to the $1.1 billion of capital investments discussed above, $275.0 million was expended for the purchase of certain convenience stores and Valero’s current headquarters buildings, which were previously subject to structured lease arrangements (see the discussion in Note 23 of Notes to Consolidated Financial Statements), $106.1 million was invested in the Cameron Highway Oil Pipeline Project, $50.6 million of payments were made related to the earn-out contingency agreements discussed below and $344 million of cash was expended for strategic acquisitions.

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997, the Paulsboro Refinery in 1998, and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years, five years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level (see the discussion in Note 23 of Notes to Consolidated Financial Statements). Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. During 2003, Valero made earn-out contingency payments of $35.0 million related to the acquisition of Basis Petroleum, Inc. and $15.6 million related to the acquisition of the Paulsboro Refinery. No future earn-out payments related to the acquisition of the Paulsboro Refinery will be due as the term of that earn-out arrangement expired in September 2003. Based on estimated margin levels for 2004, earn-out payments related to the Basis Petroleum and St. Charles Acquisitions of approximately $35 million and $50 million, respectively, would be due in May 2004 and January 2005.

For 2004, excluding the Aruba Refinery, Valero expects to incur approximately $1.5 billion for capital investments, including approximately $1.3 billion for capital expenditures (approximately $625 million of which is for environmental projects) and approximately $215 million for deferred turnaround and catalyst costs. Capital expenditures for 2004 for the Aruba Refinery are estimated to be approximately $100 million. The capital expenditure estimate excludes the purchase of properties previously leased under four structured lease arrangements, as further discussed in “Structured Lease Arrangements” under “Off-Balance Sheet Arrangements” below. The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations

Valero’s contractual obligations as of December 31, 2003 are summarized below (in millions).

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$—	$409.6	$560.0	$356.9	$6.5	$2,972.0	$4,305.0
Capital lease obligations	0.5	0.5	0.5	0.5	0.6	3.4	6.0
Operating lease obligations	172.8	152.1	136.9	116.5	88.1	197.3	863.7
Structured lease arrangements	15.3	23.4	21.9	1.1	—	—	61.7
Purchase obligations	2,009.6	1,161.0	789.9	775.6	578.8	841.5	6,156.4

Total	$2,198.2	$1,746.6	$1,509.2	$1,250.6	$674.0	$4,014.2	$11,392.8

Long-Term Debt

Payments for long-term debt are at stated values and include payments for debt related to bank facilities as described below under the caption “Other Commercial Commitments.”

None of Valero’s agreements have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of certain downgrades of Valero’s senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, borrowings under some of Valero’s bank credit facilities, structured leases and other arrangements would become more expensive.

Operating Lease Obligations

Valero’s operating lease obligations include leases for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the storage, transportation, production and sale of refined products. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year, and are not reduced by minimum rentals to be received by Valero under subleases. Operating lease obligations exclude long-term operating lease commitments that have been funded through structured lease arrangements with non-consolidated third-party entities as discussed below under the caption “Off-Balance Sheet Arrangements” and in Note 23 of Notes to Consolidated Financial Statements, which are reflected separately in the table above.

Purchase Obligations

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Valero has various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Many of Valero’s purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero’s usage requirements. The purchase obligation amounts included in the table above include both short-term and long-term obligations and are based on minimum quantities to be purchased and/or estimated prices to be paid based on current market conditions. Future payments related to benefit plans are not included in the table above due to the difficulty in estimating such payments that results from the many variables affecting the calculation. Valero has not made in the past, nor does it expect to make in the future, payments for feedstock or services that it has not received or will not receive, nor paid prices in excess of then prevailing market conditions.

Other Commercial Commitments

As of December 31, 2003, Valero’s committed lines of credit included (in millions):

	Borrowing
	Capacity		Expiration
3-year revolving credit facility		$750.0	December 2006
5-year revolving credit facility		$750.0	December 2006
Canadian revolving credit facility	Cdn $	115.0	July 2005

In November 2003, Valero replaced its previous $750 million 364-day revolving bank credit facility with a new $750 million three-year revolving credit facility with terms and conditions similar to the 364-day facility.

Valero’s other commercial commitments as of December 31, 2003 were as follows (in millions):

	Amount of Commitment Expiration by Period
				Total
				Amounts
	2004	2005	2006	Committed
Borrowings under lines of credit:
3-year revolving credit facility	$—	$—	$130.0	$130.0
5-year revolving credit facility	—	—	130.0	130.0
Letters of credit	256.1	6.0	245.0	507.1

Total commercial commitments	$256.1	$6.0	$505.0	$767.1

As of December 31, 2003, Valero had $256.1 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, Cdn. $7.8 million of letters of credit outstanding under its Canadian committed facility and $245.0 million of letters of credit outstanding under its committed facilities.

Under Valero’s revolving bank credit facilities, Valero’s debt-to-capitalization ratio (net of cash) was 40.3% as of December 31, 2003 as compared to 50.4% as of December 31, 2002. For purposes of the computation as of December 31, 2002, 50% of the $200 million of TOPrS and 20% of the $172.5 million of trust preferred securities issued as part of the PEPS Units were included as debt.

Valero’s refining and marketing operations have a concentration of customers in the refining industry and customers who are refined product wholesalers and retailers. These concentrations of customers may impact Valero’s overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions. However, Valero believes that its portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, Valero has not had any significant problems collecting its accounts receivable.

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

PEPS Units

As of December 31, 2002, the “company-obligated preferred securities of subsidiary trusts” in Valero’s consolidated balance sheet included $172.5 million of 7.75% PEPS Units (6.9 million units at $25.00 per unit). The PEPS Units were issued in 2000 by Valero under a shelf registration statement. Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The number of shares of common stock issuable for each purchase contract was to be determined at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved VEC Trust I and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero’s senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes were remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $158.9 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing (as defined in the prospectus supplement related to the PEPS Units) of the senior deferrable notes was deemed to have occurred. The $158.9 million of senior deferrable notes surrendered to Valero to satisfy the holders’ purchase contract obligations were retained by Valero in full satisfaction of the holders’ obligations under the purchase contracts and were canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes mature on August 18, 2005 and bear an interest rate of 6.797%. Valero, in turn, issued 4.9 million shares of its common stock at a price of $34.95 per share in settlement of the 6.9 million purchase contracts.

Equity

On March 28, 2003, Valero sold in a public offering 6.3 million shares of its common stock at a price of $40.25 per share and received net proceeds of $250.3 million. These shares were issued under Valero’s shelf registration statement, with the proceeds used to repay borrowings under Valero’s revolving bank credit facilities.

In connection with the acquisition of the St. Charles Refinery, Valero issued 10 million shares of 2% mandatory convertible preferred stock. Valero pays annual dividends of $0.50 for each share of convertible preferred stock when and if declared by its board of directors. Dividends are paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter.

Under common stock repurchase programs approved by Valero’s Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During 2003, Valero repurchased shares of its common stock under these programs at a cost of $73.2 million. Through February 2004, Valero has not had any significant additional common share repurchases under these programs.

On February 5, 2004, Valero sold in a public offering 7.8 million shares of its common stock, which included 1.0 million shares related to an overallotment option exercised by the underwriter, at a price of $53.25 per share and received proceeds, net of underwriter’s discount and commissions, of $406.0 million. These shares were issued under Valero’s shelf registration statement to partially fund the acquisition of the Aruba Refinery and related operations.

Pension Plan Funded Status

During 2003, Valero contributed approximately $121 million to its qualified pension plans. Based on a 6.25% discount rate and fair values of plan assets as of December 31, 2003, the fair value of the assets in Valero’s qualified plans were equal to approximately 68% of the projected benefit obligation under those plans as of the end of 2003. However, the qualified plans were more than 90% funded based on their “current liability,” which is a funding measure defined under applicable pension regulations.

Environmental Matters

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters will increase in the future. In addition, any major upgrades in any of Valero’s refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding

Valero’s environmental matters, including a discussion of capital expenditures related to environmental regulations, see “Environmental Matters” in Items 1 & 2, “Business & Properties.”

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility

As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of December 31, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Structured Lease Arrangements

As of December 31, 2003, Valero had various long-term operating lease commitments that were funded through structured lease arrangements with a financial institution (the lessor), which are summarized below (in millions):

	Facility	Amount Drawn on
Leased Facilities	Amount	December 31, 2003	Expiration
Convenience stores and refining assets	$100.6	$100.6	June 2005
Coker facility	300.0	247.1	August 2006
Refining assets and corporate aircraft	61.4	61.4	September 2006
Corporate headquarters facility	170.0	121.6	February 2007

The lessor constructed or purchased the related assets and then leased them to Valero. The assets held by the lessor were funded through equity contributions of the lessor ranging from 3% to 5% of the fair market value of the asset and borrowings from other financial institutions. Neither Valero, its affiliates nor any related parties held any interest in the lessor. For each lease, Valero had the option to purchase the leased assets at any time during the lease term for a price that approximated fair value.

Valero has historically used these structured lease arrangements to provide additional liquidity to fund its ongoing operations. However, the cost of administering such structured lease arrangements has escalated over the years, in large part due to more extensive and increasingly complex accounting rules related to such transactions. Recent accounting pronouncements, including Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is discussed in Note 1 of Notes to Consolidated Financial Statements, as well as speeches by representatives of organizations such as the Securities and Exchange Commission and the FASB, have emphasized the need for and the desirability of more transparency in reported financial information. To achieve that objective, new accounting pronouncements related to structured leases have become more complex and compliance with such pronouncements has become increasingly costly and burdensome. Valero desires to support the accounting profession’s objectives for enhanced transparency in financial reports and, at the same time, eliminate the ongoing and increasing costs inherent in ensuring that these arrangements continue to qualify for off-balance sheet treatment. As a result, in March 2004, Valero exercised its option to purchase the leased properties under each of its four existing structured lease arrangements, and the leased properties were purchased through borrowings under Valero’s existing bank credit facilities. Valero anticipates refinancing these amounts through the issuance in the near future of term notes at favorable rates. If the purchase of the leased properties had occurred as of December 31, 2003, Valero’s outstanding debt would have increased by $531 million, and Valero’s debt-to-capitalization ratio would have been 43.5%. As indicated above in the discussion of “Other Commercial Commitments,” Valero believes that it has sufficient funds available from various sources to fund its ongoing operating requirements. As a result, Valero does not believe that the above action will significantly affect its liquidity or its ability to fund its ongoing operations.

Guarantees

In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro, which totaled approximately $40 million as of December 31, 2003. This lease expires in 2010.

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero’s financial statements at various dates in the future. The adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about Valero’s critical accounting policies and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes Valero’s significant accounting policies.

Inventories

Inventories are stated at the lower of cost or market. The cost of refinery feedstocks purchased for processing and produced products are determined under the last-in, first-out (LIFO) method of inventory pricing. The cost of feedstocks and products purchased for resale and the cost of materials, supplies and convenience store merchandise are determined under the weighted-average cost method. Valero utilizes the dollar-value LIFO method and uses average purchase prices during the year to value any increments to its LIFO inventory.

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

In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” which addressed accounting for depreciation and replacement of property, plant and equipment. The exposure draft concluded that component accounting for a replacement of property, plant and equipment should occur at the time of replacement. If an entity replaces part of a property, plant and equipment asset that has not previously been accounted for as a component, and the replacement meets the definition of a component, then the entity should capitalize the cost of the replacement, account for it as a separate component, estimate the net book value of the replaced item, and charge the net book value of the replaced item to depreciation expense in the period of replacement. Therefore, a consequence of not previously applying component accounting is that the net book value of the replaced item is charged to depreciation expense in the period of the replacement, with net book value calculated using the expected useful life of the total property, plant and equipment asset to which the component relates. In addition, if the provisions of the exposure draft are enacted and component rather than composite accounting is required, significant additional estimates and judgments will be required due to the additional volume of assets to be accounted for individually. The proposed SOP is expected to be considered for approval by the FASB in April 2004. If the proposed SOP is approved, its provisions would be effective for fiscal years beginning after December 15, 2004.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangible assets that have indefinite useful lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets that have finite useful lives should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss should be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.

In order to test for recoverability, management must make estimates of projected cash flows related to the asset which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the long-lived asset, goodwill and other intangible assets. Due to the significant subjectivity of the assumptions used to test for recoverability and to determine fair value, changes in market conditions could result in significant impairment charges in the future, thus affecting Valero’s earnings.

Refinery Turnaround Costs

Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at Valero’s refineries, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The frequency of refinery turnarounds varies with each refinery operating unit. As of December 31, 2003, Valero had $192.3 million of deferred refinery turnaround costs included in its consolidated balance sheet.

The AICPA’s exposure draft of a proposed SOP entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” discussed above under “Property, Plant and Equipment,” also addressed accounting for the costs of planned major maintenance activities. The exposure draft concluded that the total cost of planned major maintenance activities cannot be deferred, but that the individual costs incurred in such planned major maintenance activities should be evaluated to determine if they represent the acquisition of additional components or the replacement of existing components. All other costs incurred in a planned major maintenance activity should be charged to expense as incurred. If the provisions of the exposure draft are enacted and turnaround costs are ultimately expensed as incurred, Valero’s reported income would become more volatile. The proposed SOP is expected to be considered for approval by the FASB in April 2004. If the proposed SOP is approved, its provisions would be effective for fiscal years beginning after December 15, 2004.

Income Taxes

As part of the process of preparing consolidated financial statements, Valero must assess the likelihood that its deferred income tax assets will be recovered through future taxable income. To the extent Valero believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. Valero has recorded a valuation allowance as of December 31, 2003 and 2002, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses carried forward and foreign tax credits carried forward, before they expire. The valuation allowance is based on Valero’s estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. If actual results differ from the estimates or Valero adjusts the estimates in future periods, Valero may need to revise the valuation allowance. The net deferred income tax assets as of December 31, 2003 were $600.1 million, net of a valuation allowance of $82.6 million.

Asset Retirement Obligations

Effective January 1, 2003, Valero adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. An entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective. However, Valero believes it has adequately accrued for its asset retirement obligations. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the effect of Valero’s adoption of Statement No. 143.

Environmental Liabilities

Valero’s operations are subject to environmental regulation by federal, state and local authorities relating primarily to discharge of materials into the environment, waste management and pollution prevention measures. Future legislative action and regulatory initiatives could result in changes to required operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero’s own internal environmental policies. Valero believes that it has adequately accrued for its environmental exposures. However, environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero’s liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

Pension and Other Postretirement Benefit Obligations

Valero has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside Valero’s control. For example, the discount rate assumption is based on Moody’s published Aa corporate bond rate as of the end of each year, while the expected return on plan assets is based on a compounded return calculated for Valero by an outside consultant using historical market index data from 1926 through 2001 with an asset allocation of 65% equities and 35% bonds, representative of the asset mix in Valero’s qualified pension plans. These assumptions can have a significant effect on the amounts reported in Valero’s consolidated financial statements. For example, a 0.25% decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25% increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2003 and net periodic benefit cost for the year ended December 31, 2004 (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
Change in benefit obligation:
Discount rate	$35.6	$8.5
Compensation rate	13.6	—
Health care cost trend rate	—	3.7
Change in expense:
Discount rate	5.5	0.6
Expected return on plan assets	1.2	—
Compensation rate	3.2	—
Health care cost trend rate	—	0.5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and natural gas purchases and refined product sales (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that do not receive hedge accounting treatment. These derivative instruments are considered economic hedges for which changes in their fair value are recorded currently in cost of sales. Finally, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions. See “Derivative Instruments” in Note 1 of Notes to Consolidated Financial Statements for a discussion of the accounting treatment for the various types of derivative transactions.

The types of instruments used in Valero’s hedging and trading activities described above include swaps, futures and options. Valero’s positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero’s stated risk management policy which has been approved by Valero’s Board of Directors.

The following tables provide information about Valero’s derivative commodity instruments as of December 31, 2003 and 2002 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

•	fair value hedges held to hedge refining inventories and unrecognized firm commitments,

•	cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales,

•	economic hedges held to:

•	manage price volatility in refined product inventories, and

•	manage price volatility in forecasted feedstock, natural gas and refined product purchases, and

•	trading activities held or issued for trading purposes.

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

	December 31, 2003
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2004 (crude oil and refined products)	26,464	$31.72	N/A	$839.4	$860.1	$20.7
2005 (crude oil and refined products)	2	29.84	N/A	—	—	—
Futures – short:
2004 (crude oil and refined products)	36,110	N/A	$31.59	1,140.7	1,180.5	(39.8)

Cash Flow Hedges:
Swaps – long:
2004 (crude oil and refined products)	61,020	27.89	30.38	N/A	152.0	152.0
2004 (natural gas)	915	5.66	6.08	N/A	0.4	0.4
Swaps – short:
2004 (crude oil and refined products)	61,520	34.01	31.62	N/A	(147.3)	(147.3)
2004 (natural gas)	458	6.08	5.61	N/A	(0.2)	(0.2)
Futures – long:
2004 (crude oil and refined products)	17,266	32.05	N/A	553.5	567.2	13.7
Futures – short:
2004 (crude oil and refined products)	14,600	N/A	33.35	487.0	502.1	(15.1)
2004 (natural gas)	540	N/A	5.24	2.8	3.3	(0.5)

Economic Hedges:
Swaps – long:
2004 (crude oil and refined products)	2,658	10.73	10.97	N/A	0.6	0.6
Swaps – short:
2004 (crude oil and refined products)	7,428	1.66	2.02	N/A	2.6	2.6
Futures – long:
2004 (crude oil and refined products)	16,604	37.25	N/A	618.5	622.9	4.4
Futures – short:
2004 (crude oil and refined products)	19,788	N/A	36.32	718.7	730.1	(11.4)
Options – long:
2004 (crude oil and refined products)	24,719	9.72	N/A	7.0	12.5	5.5
2004 (natural gas)	913	N/A	5.05	0.5	0.9	0.4
Options – short:
2004 (crude oil and refined products)	34,269	N/A	9.68	(13.7)	(13.2)	(0.5)

Trading Activities:
Swaps – long:
2004 (crude oil and refined products)	8,330	17.09	18.43	N/A	11.2	11.2
Swaps – short:
2004 (crude oil and refined products)	8,675	18.99	17.75	N/A	(10.7)	(10.7)
Futures – long:
2004 (crude oil and refined products)	22,396	31.21	N/A	699.1	724.2	25.1
2005 (crude oil and refined products)	200	26.46	N/A	5.3	5.7	0.4
2004 (natural gas)	300	5.08	N/A	1.5	1.7	0.2
Futures – short:
2004 (crude oil and refined products)	21,416	N/A	31.79	680.8	703.6	(22.8)
2005 (crude oil and refined products)	200	N/A	31.71	6.3	6.7	(0.4)
2004 (natural gas)	300	N/A	5.75	1.7	1.8	(0.1)
Options – long:
2004 (crude oil and refined products)	12,671	13.62	N/A	3.7	8.0	4.3
Options – short:
2004 (crude oil and refined products)	7,647	N/A	8.56	(3.0)	(0.7)	(2.3)

	December 31, 2002
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2003 (crude oil and refined products)	13,290	$31.23	N/A	$415.0	$426.8	$11.8
Futures – short:
2003 (crude oil and refined products)	15,070	N/A	$30.85	464.9	492.3	(27.4)

Cash Flow Hedges:
Swaps – long:
2003 (crude oil and refined products)	26,820	26.45	26.98	N/A	14.4	14.4
Swaps – short:
2003 (crude oil and refined products)	26,520	31.27	30.58	N/A	(18.1)	(18.1)
Futures – long:
2003 (crude oil and refined products)	16,556	30.22	N/A	500.4	516.6	16.2
Futures – short:
2003 (crude oil and refined products)	13,599	N/A	29.02	394.7	424.9	(30.2)

Economic Hedges:
Swaps – long:
2003 (crude oil and refined products)	4,716	1.19	0.81	N/A	(1.8)	(1.8)
Swaps – short:
2003 (crude oil and refined products)	21,651	3.00	3.18	N/A	3.8	3.8
Futures – long:
2003 (crude oil and refined products)	20,161	33.31	N/A	671.5	687.8	16.3
Futures – short:
2003 (crude oil and refined products)	20,178	N/A	32.21	649.9	675.8	(25.9)
Options – long:
2003 (crude oil and refined products)	5,414	3.73	N/A	(0.4)	(0.5)	(0.1)
Options – short:
2003 (crude oil and refined products)	3,800	N/A	3.50	(0.9)	(0.9)	—

Trading Activities:
Swaps – long:
2003 (crude oil and refined products)	6,150	8.83	9.63	N/A	4.9	4.9
2004 (crude oil and refined products)	450	2.91	3.03	N/A	0.1	0.1
Swaps – short:
2003 (crude oil and refined products)	10,900	7.21	6.70	N/A	(5.6)	(5.6)
2004 (crude oil and refined products)	300	4.03	3.75	N/A	(0.1)	(0.1)
Futures – long:
2003 (crude oil and refined products)	8,866	30.80	N/A	273.0	286.1	13.1
2003 (natural gas)	950	4.78	N/A	4.5	4.4	(0.1)
Futures – short:
2003 (crude oil and refined products)	7,524	N/A	29.85	224.6	244.2	(19.6)
2003 (natural gas)	250	N/A	4.42	1.1	1.2	(0.1)
Options – long:
2003 (crude oil and refined products)	4,332	13.45	N/A	(0.4)	2.1	2.5
2003 (natural gas)	400	3.00	N/A	—	—	—
Options – short:
2003 (crude oil and refined products)	2,564	N/A	5.00	(2.7)	0.6	(3.3)
2003 (natural gas)	250	N/A	4.00	0.1	0.2	(0.1)

INTEREST RATE RISK

Valero’s primary market risk exposure for changes in interest rates relates to its long-term debt obligations. Valero manages its exposure to changing interest rates through the use of a combination of fixed and floating rate debt. In addition, Valero utilizes interest rate swap agreements to manage a portion of its exposure to changing interest rates by converting certain fixed-rate debt to floating rate. These interest rate swap agreements are generally accounted for as fair value hedges. The gain or loss on the derivative instrument is recorded in interest expense along with the offsetting gain or loss on the debt that is being hedged, and the recorded amount of the derivative instrument and long-term debt balances are adjusted accordingly. In connection with the UDS Acquisition, Valero assumed certain interest rate swap agreements entered into by UDS in order to manage interest rate exposure on certain fixed-rate debt obligations. These agreements, which were all terminated in early 2003, were accounted for as speculative transactions.

The following table provides information about Valero’s long-term debt and interest rate derivative instruments (in millions, except interest rates), all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

	December 31, 2003
	Expected Maturity Dates
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Long-term Debt:
Fixed rate	$—	$409.6	$300.0	$356.9	$6.5	$2,972.0	$4,045.0	$4,452.4
Average interest rate	—%	8.1%	7.4%	6.1%	6.0%	7.0%	7.0%
Floating rate	$—	$—	$260.0	$—	$—	$—	$260.0	$260.0
Average interest rate	—%	—%	3.0%	—%	—%	—%	3.0%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$—	$125.0	$225.0	$—	$450.0	$800.0	$(10.8)
Average pay rate	3.7%	5.1%	6.1%	6.6%	6.6%	6.8%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.1%	6.1%	5.8%	6.0%

	December 31, 2002
	Expected Maturity Dates
						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value
Long-term Debt:
Fixed rate	$30.4	$1.9	$397.9	$302.0	$352.0	$2,885.5	$3,969.7	$4,081.0
Average interest rate	8.1%	5.8%	8.8%	7.4%	6.2%	7.2%	7.2%
Floating rate	$150.0	$—	$—	$600.0	$—	$—	$750.0	$750.0
Average interest rate	2.7%	—%	—%	2.5%	—%	—%	2.5%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$—	$150.0	$125.0	$225.0	$100.0	$600.0	$21.6
Average pay rate	3.6%	4.4%	5.4%	6.2%	6.4%	6.0%	5.4%
Average receive rate	6.6%	6.6%	6.6%	6.7%	6.4%	6.9%	6.7%

FOREIGN CURRENCY RISK

Valero enters into foreign currency exchange and purchase contracts to manage its exposure to exchange rate fluctuations on transactions related to its Canadian operations. Changes in the fair value of these contracts are recognized currently in income and are intended to offset the income effect of translating the foreign currency denominated transactions that they are intended to hedge. During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations that Valero intended to redeem in the future. Under these contracts, Valero sold $400 million of Canadian dollars and bought $253.4 million of U.S. dollars. The following tables present the notional amounts of these contracts by expected (contractual) maturity dates and the total fair value of the contracts as of December 31, 2003 and 2002 (in millions):

	December 31, 2003
	Expected Maturity Dates
						Fair
	2004	2005	2006	2007	Total	Value
Notional amount	$7.1	$31.7	$38.1	$94.8	$171.7	$(36.6)

	December 31, 2002
	Expected Maturity Dates
							Fair
	2003	2004	2005	2006	2007	Total	Value
Notional amount	$50.9	$37.9	$31.7	$38.1	$94.8	$253.4	$6.1

In February 2004, Valero redeemed its remaining balance of this investment in its Canadian operations. As a result, Valero liquidated the outstanding amount of these foreign currency exchange contracts for a net cash payment by Valero of approximately $34 million, with an immaterial effect on income in the first quarter of 2004 as a result of the liquidation of these contracts.

As of December 31, 2003, Valero had other commitments to purchase $16.7 million of U.S. dollars and sell $6.7 million of U.S. dollars. Valero’s market risk was minimal on these contracts as they matured on or before January 9, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Valero Energy Corporation

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 5, 2002 expressed an unqualified opinion on those statements before the revisions described in Notes 21 and 28.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero Energy Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Notes 21 and 28, these consolidated financial statements have been revised. We audited (i) the reclassification adjustments applied to revise the segment disclosures in Note 21, and (ii) the reclassification adjustments discussed in Note 28, that were applied to revise the 2001 consolidated financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 11, 2004

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

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 5, 2002

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and temporary cash investments	$369.2	$378.9
Restricted cash	43.7	30.3
Receivables, net	1,327.7	1,558.2
Inventories	1,913.1	1,436.1
Current deferred income tax assets	118.7	95.3
Prepaid expenses and other current assets	44.9	37.6

Total current assets	3,817.3	3,536.4

Property, plant and equipment, at cost	9,748.1	8,640.9
Accumulated depreciation	(1,553.0)	(1,228.9)

Property, plant and equipment, net	8,195.1	7,412.0

Intangible assets, net	320.2	341.1
Goodwill	2,401.7	2,580.0
Investment in Valero L.P.	264.5	—
Deferred charges and other assets, net	665.4	595.7

Total assets	$15,664.2	$14,465.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$—	$476.7
Accounts payable	2,288.2	1,825.0
Accrued expenses	355.6	294.2
Taxes other than income taxes	364.8	368.1
Income taxes payable	55.7	42.7

Total current liabilities	3,064.3	3,006.7

Long-term debt, less current portion	4,239.1	4,494.1

Capital lease obligations	6.0	—

Deferred income tax liabilities	1,604.6	1,240.7

Other long-term liabilities	1,015.0	926.9

Commitments and contingencies (Note 23)
Company-obligated preferred securities of subsidiary trusts	—	372.5

Minority interest in Valero L.P.	—	116.0

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 10,000,000 and 0 shares issued	200.5	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 121,154,904 and 108,198,992 shares issued	1.2	1.1
Additional paid-in capital	3,922.6	3,436.7
Treasury stock, at cost; 888,467 and 1,061,714 shares	(41.4)	(42.0)
Retained earnings	1,482.7	913.6
Accumulated other comprehensive income (loss)	169.6	(1.1)

Total stockholders’ equity	5,735.2	4,308.3

Total liabilities and stockholders’ equity	$15,664.2	$14,465.2

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2003	2002	2001
Operating revenues	$37,968.6	$29,047.9	$14,988.3

Costs and expenses:
Cost of sales	33,587.1	25,863.2	12,745.2
Refining operating expenses	1,656.0	1,331.6	845.5
Retail selling expenses	693.6	674.5	5.8
Administrative expenses	299.4	258.4	152.7
Depreciation and amortization expense	510.5	449.3	237.7

Total costs and expenses	36,746.6	28,577.0	13,986.9

Operating income	1,222.0	470.9	1,001.4
Equity in earnings of Valero L.P.	29.8	—	—
Other income (expense), net	15.3	8.6	(4.6)
Interest and debt expense:
Incurred	(287.6)	(301.9)	(99.1)
Capitalized	26.3	16.2	10.6
Minority interest in net income of Valero L.P.	(2.4)	(14.1)	—
Distributions on preferred securities of subsidiary trusts	(16.8)	(30.0)	(13.4)

Income before income tax expense	986.6	149.7	894.9
Income tax expense	365.1	58.2	331.3

Net income	621.5	91.5	563.6
Preferred stock dividends	4.3	—	—

Net income applicable to common stock	$617.2	$91.5	$563.6

Earnings per common share	$5.37	$0.86	$9.28
Weighted average common shares outstanding (in millions)	114.9	105.8	60.7

Earnings per common share – assuming dilution	$5.09	$0.83	$8.83
Weighted average common equivalent shares outstanding (in millions)	122.0	110.1	63.8

Dividends per common share	$0.42	$0.40	$0.34

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Millions of Dollars)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Stock	Earnings	Income (Loss)
Balance as of December 31, 2000	$—	$0.6	$1,249.2	$(44.3)	$321.5	$—
Net income	—	—	—	—	563.6	—
Dividends on common stock	—	—	—	—	(20.7)	—
Issuance of common stock in connection with UDS Acquisition	—	0.5	2,064.0	—	—	—
Fair value of replacement stock options issued in connection with UDS Acquisition	—	—	120.1	—	—	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	35.3	(105.3)	—	—
Other comprehensive income	—	—	—	—	—	18.1

Balance as of December 31, 2001	—	1.1	3,468.6	(149.6)	864.4	18.1
Net income	—	—	—	—	91.5	—
Dividends on common stock	—	—	—	—	(42.3)	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	(31.9)	107.6	—	—
Other comprehensive loss	—	—	—	—	—	(19.2)

Balance as of December 31, 2002	—	1.1	3,436.7	(42.0)	913.6	(1.1)
Net income	—	—	—	—	621.5	—
Dividends on common stock	—	—	—	—	(48.1)	—
Dividends on and accretion of preferred stock	1.8	—	—	—	(4.3)	—
Sale of common stock	—	0.1	250.2	—	—	—
Issuance of preferred stock in connection with St. Charles Acquisition	198.7	—	21.3	—	—	—
Settlement of stock purchase contracts under PEPS Units	—	—	172.5	—	—	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	41.9	0.6	—	—
Other comprehensive income	—	—	—	—	—	170.7

Balance as of December 31, 2003	$200.5	$1.2	$3,922.6	$(41.4)	$1,482.7	$169.6

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$621.5	$91.5	$563.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	510.5	449.3	237.7
Equity in earnings of Valero L.P.	(29.8)	—	—
Minority interest in net income of Valero L.P.	2.4	14.1	—
Distributions from Valero L.P.	25.6	—	—
Noncash interest expense and other income, net	0.5	(22.8)	14.7
Deferred income tax expense	287.2	1.5	270.7
Changes in current assets and current liabilities	429.2	(208.8)	(152.9)
Changes in deferred charges and credits and other, net	(94.6)	(52.5)	(28.3)

Net cash provided by operating activities	1,752.5	272.3	905.5

Cash flows from investing activities:
Capital expenditures	(975.8)	(627.7)	(393.6)
Deferred turnaround and catalyst costs	(136.4)	(151.8)	(142.4)
Exercise of purchase options under structured lease arrangements	(275.0)	—	—
St. Charles Acquisition	(309.0)	—	—
Proceeds from contribution and sale of assets to Valero L.P.	379.9	—	—
Proceeds from sale of Tesoro notes	89.6	—	—
Proceeds from liquidation of investment in Diamond-Koch	—	300.9	—
Proceeds from disposition of the Golden Eagle Business	—	925.0	—
Capital expenditures, deferred turnaround costs and other cash flows related to the Golden Eagle Business	—	(183.5)	—
Earn-out payments in connection with acquisitions	(50.6)	(23.9)	(55.0)
Investment in Cameron Highway Oil Pipeline Project	(106.1)	—	—
UDS Acquisition, net of cash acquired	—	—	(1,829.6)
Advance to UDS in connection with UDS Acquisition	—	—	(703.0)
Purchase of inventories in connection with El Paso Acquisition	—	—	(108.8)
Huntway Acquisition, net of cash acquired	—	—	(75.8)
Proceeds from dispositions of certain home heating oil operations and other property, plant and equipment	94.2	16.4	7.7
Minor acquisitions and other investing activities, net	(41.8)	(6.8)	(1.4)

Net cash provided by (used in) investing activities	(1,331.0)	248.6	(3,301.9)

Cash flows from financing activities:
Cash payment to UDS shareholders in connection with UDS Acquisition	—	(2,055.2)	—
Financing required to fund cash portion of UDS Acquisition, net of issuance costs	—	—	2,052.6
Increase (decrease) in short-term debt, net	(153.0)	(47.0)	173.0
Repayment of capital lease obligations	(289.3)	—	—
Long-term debt borrowings, net of issuance costs	4,013.8	4,517.4	543.1
Long-term debt repayments	(3,943.4)	(2,828.1)	(18.5)
Proceeds from cash settlement of PEPS Unit purchase contracts	13.6	—	—
Redemption of company-obligated preferred securities of subsidiary trust	(200.0)	—	—
Proceeds from the issuance of common units by Valero L.P., net of issuance costs	200.3	—	—
Cash distributions to minority interest in Valero L.P.	(3.6)	(13.7)	—
Proceeds from the sale of common stock, net of issuance costs	250.3	—	—
Issuance of common stock in connection with employee benefit plans	99.6	102.0	78.4
Common stock dividends	(48.1)	(42.3)	(20.7)
Preferred stock dividends	(2.5)	—	—
Purchase of treasury stock	(73.2)	(45.5)	(156.7)

Net cash provided by (used in) financing activities	(135.5)	(412.4)	2,651.2

Valero L.P.’s cash balance as of the date (March 18, 2003) that Valero ceased consolidation of Valero L.P. (Note 9)	(336.1)	—	—

Effect of foreign exchange rate changes on cash	40.4	1.0	—

Net increase (decrease) in cash and temporary cash investments	(9.7)	109.5	254.8
Cash and temporary cash investments at beginning of year	378.9	269.4	14.6

Cash and temporary cash investments at end of year	$369.2	$378.9	$269.4

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2003	2002	2001
Net income	$621.5	$91.5	$563.6

Other comprehensive income (loss):
Foreign currency translation adjustment	163.0	13.2	—

Minimum pension liability adjustment, net of income tax (expense) benefit of $(2.6) and $7.7	4.9	(14.3)	—

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Statement No. 133 transition adjustment, net of income tax expense of $15.2	—	—	28.3
Net gain (loss) arising during the year, net of income tax (expense) benefit of $(12.8), $(40.8) and $19.4	23.7	75.7	(36.0)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $11.3, $50.5 and $(13.9)	(20.9)	(93.8)	25.8

Net gain (loss) on cash flow hedges	2.8	(18.1)	18.1

Other comprehensive income (loss)	170.7	(19.2)	18.1

Comprehensive income	$792.2	$72.3	$581.7

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. Valero, an independent refining and marketing company, owned and operated 14 refineries as of December 31, 2003 (six in Texas, two each in California and Louisiana, and one each in Colorado, New Jersey, Oklahoma and Quebec, Canada) with a combined throughput capacity of approximately 2.1 million barrels per day. Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,500 retail and wholesale branded outlets in the United States and eastern Canada under various brand names including primarily Diamond Shamrock®, Shamrock®, Ultramar®, Valero® and Beacon®. Valero’s operations are affected by:

•	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;

•	seasonal factors, such as the demand for refined products during the summer driving season and heating oil during the winter season; and

•	industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

These consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting (see Note 9 for a discussion of the reporting change for Valero’s investment in Valero L.P.).

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

Cash and Temporary Cash Investments

Valero’s temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. Cash and temporary cash investments exclude cash that is not available to Valero due to restrictions related to its use. Such amounts are segregated in the consolidated balance sheets in “restricted cash” (see Note 3).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost.

The costs of minor property units (or components of property units), net of salvage value, retired or abandoned are charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property are recorded in income and are reported in “depreciation and amortization expense” in the consolidated statements of income.

Depreciation of property, plant and equipment, including amortization of assets acquired under capital leases, is recorded primarily on a straight-line basis over the estimated useful lives of the related facilities. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” issued by the Financial Accounting Standards Board (FASB), goodwill acquired in a business combination completed after June 30, 2001 and intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized. Effective January 1, 2002, Valero adopted the provisions of Statement No. 142 resulting in no significant impact to the consolidated financial statements. The provisions of Statement No. 142 require that goodwill and intangible assets not subject to amortization be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Valero adopted October 1st of each year as its annual valuation date for the impairment test.

Deferred Charges and Other Assets

“Deferred charges and other assets, net” include the following:

•	refinery turnaround costs, which are incurred in connection with planned major maintenance activities at Valero’s refineries and which are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;

•	fixed-bed catalyst costs, which represent the cost of catalyst that is changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function and which are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst;

•	investments in 50% or less owned entities, which are accounted for using the equity method of accounting; and

•	other noncurrent assets such as notes receivable, long-term investments, debt issuance costs and various other costs.

Valero evaluates its equity method investments for impairment when there is evidence that it may not be able to recover the carrying amount of its investments or the investee is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of an investment which is other than a temporary decline is recognized currently in earnings, and is based on the difference between the estimated current fair value of the investment and its carrying value. Valero believes that the carrying value of its equity method investments was not impaired as of December 31, 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment and Disposal of Long-Lived Assets

Effective January 1, 2002, Valero adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.

Long-lived assets (excluding goodwill, intangible assets with indeterminate lives, and deferred tax assets) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an asset is not recoverable, an impairment loss is recognized in an amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows. There was no impact to Valero’s consolidated financial statements as a result of adoption of this statement.

Taxes Other than Income Taxes

“Taxes other than income taxes” includes primarily liabilities for ad valorem taxes, excise taxes and payroll taxes.

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

Asset Retirement Obligations

Effective January 1, 2003, Valero adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” which establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

On January 1, 2003, Valero recognized an asset retirement obligation of $30.0 million, which is included in “other long-term liabilities,” and an increase to net property, plant and equipment of $25.8 million. The implementation of Statement No. 143 resulted in a pre-tax loss of $4.2 million, which was included in the consolidated statements of income in “other income (expense), net” versus presentation as a cumulative effect of an accounting change due to immateriality. This asset retirement obligation relates to the removal of underground storage tanks from Valero’s retail sites. Valero has also determined that an asset retirement obligation exists related to its refinery assets. However, the fair value of the asset retirement obligation associated with these refinery assets cannot be reasonably estimated since the settlement dates are indeterminate; therefore, no obligation was recorded for these refinery assets. For the year ended December 31, 2003, the changes in Valero’s asset retirement obligation were as follows (in millions):

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance as of January 1, 2003	$30.0
Additions to accrual	0.3
Accretion expense	2.0
Settlements	(1.0)
Changes in timing and amount of estimated cash flows	0.5
Foreign currency translation	2.4

Balance as of December 31, 2003	$34.2

The following pro forma financial information summarizes the impact of Statement No. 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002 (in millions, except per share amounts):

	As Reported	Pro Forma
Asset retirement obligation:
Balance as of January 1, 2002	$—	$28.2

	Year Ended
	December 31, 2002
	As Reported	Pro Forma
Operating income	$470.9	$466.7
Net income	91.5	88.9
Earnings per common share	0.86	0.84
Earnings per common share – assuming dilution	0.83	0.81

Foreign Currency Translation

The functional currency of Valero’s Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the year. Adjustments resulting from this translation are reported in “accumulated other comprehensive income (loss).”

Revenue Recognition

Revenues for products sold by both the refining and retail segments are recorded upon delivery of the products to their customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. Revenues include the sales portion of contracts involving purchases and sales necessary to reposition supply to address location, quality or grade requirements.

Product Shipping and Handling Costs

Costs incurred for shipping and handling of products are included in “cost of sales” in the consolidated statements of income.

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero’s own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties of amounts payable by Valero.

Derivative Instruments

All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. When Valero enters into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge or a trading instrument. For Valero’s economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by Valero for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of “other comprehensive income” and is reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The remaining ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in income.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of Statement No. 149:

•	clarify the circumstances under which a contract with an initial net investment meets the characteristic of a derivative,

•	clarify when a derivative contains a financing component,

•	amend the definition of an underlying (for example, a specified interest rate, security price, commodity price, foreign exchange rate, etc.) to conform it to language used in FIN 45, and

•	amend certain other existing pronouncements.

Valero adopted the provisions of Statement No. 149 for derivative contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on Valero’s financial position or results of operations.

Financial Instruments

Valero’s financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, interest rate swaps, commodity contracts and foreign currency contracts. The estimated fair values of these financial instruments approximate their carrying values as reflected in the consolidated balance sheets, except for certain long-term debt as discussed in Note 12. The fair value of Valero’s debt, interest rate swaps, commodity contracts and foreign currency contracts was estimated based on year-end quoted market prices.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. Statement No. 150 requires three types of financial instruments to be accounted for as liabilities:

•	mandatorily redeemable financial instruments,

•	obligations to repurchase the issuer’s equity shares by transferring assets, and

•	obligations that must or may be settled with shares, the monetary value of which (a) is fixed, (b) is tied to a variable such as a market index, or (c) varies inversely with the value of the issuer’s shares.

Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which deferred the applicable implementation date for Statement No. 150 for certain existing contracts, including Valero’s PEPS Units, from the third quarter to the fourth quarter of 2003. As a result, the adoption of this statement did not have an impact on Valero’s financial position or results of operations.

Earnings per Common Share

Earnings per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the year. Earnings per common share – assuming dilution reflects the potential dilution of Valero’s outstanding stock options and performance awards granted to employees in connection with Valero’s stock compensation plans, as well as the 2% mandatory convertible preferred stock discussed in Note 15 and the PEPS Units prior to the settlement of the related purchase contract obligations as discussed in Note 14.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments, minimum pension liability adjustments and gains and losses related to certain derivative instruments.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was subsequently revised in December 2003 (FIN 46). FIN 46 requires the consolidation of a variable interest entity (VIE) in which an enterprise absorbs a majority of the entity’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of ownership, contractual or other financial interest in the entity. Prior to the issuance of FIN 46, an entity generally was consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

When originally issued in January 2003, FIN 46 was immediately applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtained an interest after that date. However, for VIEs created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for Valero). In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which deferred

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the applicable implementation date for FIN 46 for VIEs created before February 1, 2003 from the third quarter to the fourth quarter of 2003. However, early adoption was permitted, and Valero elected to adopt FIN 46 effective July 1, 2003 for VIEs created prior to February 1, 2003. The revisions to FIN 46 in December 2003 have not resulted in any change in the original application of FIN 46 to Valero’s consolidated financial statements.

Valero had various long-term operating lease commitments that were funded through structured lease arrangements with non-consolidated third-party entities. These lease agreements provided for maximum residual value guarantees ranging from 82% to 87% of the appraised value of the leased properties at the end of the lease term, as determined at the inception of the lease. During the second quarter of 2003, Valero exercised its purchase option under three such leases, purchasing one of its current headquarters buildings and certain convenience stores as discussed further in Note 23. The remaining leased assets were acquired by a single financial institution which is not a VIE. Accordingly, under the provisions of FIN 46, Valero’s interest in these structured lease arrangements was not consolidated in its consolidated financial statements as of December 31, 2003. See Note 23 for a discussion of the purchase of these leased properties in March 2004.

Valero has investments in 50% or less owned entities (including Valero L.P. and two joint ventures) that were created prior to February 1, 2003. These investments have historically been accounted for using the equity method of accounting. Under FIN 46, Valero L.P. is not a VIE, but Valero’s joint venture interests and its other contractual relationships with the joint ventures represent variable interests in the joint ventures. Valero believes, however, that it is not the primary beneficiary of any of the joint ventures. As a result, Valero has not consolidated these investments under the provisions of FIN 46, and it will continue to account for these investments under the equity method of accounting.

In July 2003, Valero made an investment to obtain a 50% interest in a general partnership established to construct and operate a crude oil pipeline, as described in Note 10. Under FIN 46, the general partnership is not a VIE, and therefore Valero has not consolidated this investment but is accounting for it under the equity method of accounting.

Costs Associated with Exit or Disposal Activities

Effective January 1, 2003, Valero adopted Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit or disposal plan. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. There was no impact to Valero’s consolidated financial statements as a result of adoption of this statement.

Stock-Based Compensation

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001 was $15.29, $9.55 and $11.60 per stock option, respectively. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.1%	2.4%	4.4%
Expected volatility	44.5%	44.5%	46.1%
Expected dividend yield	1.0%	1.1%	1.2%
Expected life (years)	4.9	3.1	3.1

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated in the following table (in millions, except per share amounts):

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2003	2002	2001
Net income applicable to common stock as reported	$617.2	$91.5	$563.6
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(16.4)	(13.0)	(9.5)

Pro forma net income applicable to common stock	$600.8	$78.5	$554.1

Earnings per common share:
As reported	$5.37	$0.86	$9.28
Pro forma	$5.23	$0.74	$9.12

Net income, as reported	$621.5	$91.5	$563.6
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(16.4)	(13.0)	(9.5)

Pro forma net income	$605.1	$78.5	$554.1

Earnings per common share – assuming dilution:
As reported	$5.09	$0.83	$8.83
Pro forma	$4.96	$0.71	$8.68

For stock-based compensation awards other than fixed stock option awards, the after-tax compensation cost reflected in net income for the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $9.0 million and $11.9 million, respectively.

Employers’ Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It did not change the measurement or recognition of those plans required by Statement No. 87, “Employers’ Accounting for Pensions,” Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised Statement No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. Valero adopted the provisions of this revised statement as of December 31, 2003.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations under guarantees. These disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002 and are included in Note 23. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on Valero’s financial position or results of operations.

FASB Staff Position 106-1

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), including the effect of a federal subsidy provided for in the Act. The guidance of this Staff Position No. FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. Valero sponsors a postretirement health care plan that provides prescription drug benefits and has elected to defer recognition of the effects of the Act in accounting for its accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost related to its postretirement health care plan. Specific authoritative guidance on accounting for the Act, including the federal subsidy, is expected in the first or second quarter of 2004 and the guidance, when issued, could require Valero to revise previously reported information.

Reclassifications

Certain previously reported amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. In addition, certain amounts in the 2001 consolidated statement of income were reclassified to conform to the 2003 and 2002 presentation, as described in Note 28.

2. ACQUISITIONS

St. Charles Refinery

On July 1, 2003, Valero completed the purchase of the St. Charles Refinery (St. Charles Acquisition) from Orion Refining Corporation (Orion). The refinery is located in St. Charles Parish, Louisiana, approximately 15 miles west of New Orleans. Consideration for the purchase, including various transaction costs incurred, consisted of (in millions):

Cash	$309.0
Mandatory convertible preferred stock, fair value of $22 per share:
10,000,000 shares issued	220.0
844,000 shares held in escrow	(18.6)

Total purchase consideration	$510.4

See “2% Mandatory Convertible Preferred Stock” in Note 15 for a further discussion of the terms of the preferred stock. The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments if agreed-upon refining margins reach a

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified level during any of the seven years following the closing. The earn-out payments are subject to an annual maximum limit of $50 million and an aggregate limit of $175 million.

The purchase price was allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations. As of December 31, 2003, the preliminary purchase price allocation, including transaction costs related to the acquisition, was as follows (in millions):

Inventories	$154.8
Property, plant and equipment	380.3
Accrued expenses	(0.5)
Other long-term liabilities	(24.2)

Total purchase price	$510.4

In accordance with Statement No. 141, “Business Combinations,” the potential earn-out payments discussed above, or a portion of such potential payments, are required to be accrued as part of the business combination if the net fair value of the assets acquired and liabilities assumed exceeds the cost of the acquisition. Since the net fair value of the St. Charles Refinery will not be known until the completion of the pending independent appraisal and other evaluations, no potential earn-out payments have been recorded as of December 31, 2003.

The following unaudited pro forma financial information assumes that the St. Charles Acquisition occurred on January 1, 2003 and 2002, respectively. This pro forma information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Year Ended December 31,
	2003	2002
Operating revenues	$39,035.3	$31,043.3
Operating income	1,142.0	339.1
Net income	569.5	5.9
Net income (loss) applicable to common stock	559.0	(4.7)
Earnings (loss) per common share	4.87	(0.04)
Earnings (loss) per common share – assuming dilution	4.57	(0.04)

Other Acquisitions

On January 7, 2003, prior to the ceasing of consolidation of Valero L.P. as discussed in Note 9, Valero L.P. acquired Telfer Oil Company’s California asphalt terminal located near Valero’s Benicia Refinery for $15.1 million. The asphalt terminal included two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment.

Effective December 31, 2003, Valero purchased from Link Energy LLC (formerly EOTT Energy LLC) certain natural gas liquid (NGL) storage facilities located in Mont Belvieu and idle MTBE plant assets located near the Houston Ship Channel at Morgan’s Point for $20.0 million in cash. The Mont Belvieu assets include ten NGL storage caverns with an aggregate rated capacity of approximately 10 million barrels and a 120-mile pipeline grid system connecting the Mont Belvieu storage caverns to Morgan’s Point and to customers along the Houston Ship Channel.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2001, Valero completed the following acquisitions, all of which were accounted for using the purchase method:

•	June 1 - Huntway Refining Company, which owned and operated two California asphalt refineries (Huntway Acquisition);

•	June 1 - El Paso Corporation’s Corpus Christi East Refinery and related refined product logistics business (El Paso Acquisition);

•	December 31 - UDS, an independent refining and marketing company, which owned and operated seven refineries and marketed its products through approximately 4,500 company-operated and dealer-operated convenience stores (UDS Acquisition).

3. RESTRICTED CASH

Restricted cash included the following (in millions):

	December 31,
	2003	2002
Change-in-control payments to be made to former UDS officers and key employees	$21.8	$21.5
Escrowed cash related to St. Charles Acquisition	18.3	—
Escrowed cash related to NGL storage facilities acquired from Link Energy LLC	2.0	—
Environmental remediation costs related to former UDS shut-down refinery	1.6	8.8

Restricted cash	$43.7	$30.3

4. RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2003	2002
Accounts receivable	$1,319.9	$1,546.7
Notes receivable	6.2	9.0
Other	27.1	25.9

	1,353.2	1,581.6
Allowance for doubtful accounts	(25.5)	(23.4)

Receivables, net	$1,327.7	$1,558.2

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2003	2002	2001
Balance as of beginning of year	$23.4	$11.3	$5.6
Increase in allowance charged to expense	14.2	14.5	2.0
Reclassification of allowance resulting from termination of UDS accounts receivable sales facility	—	12.0	—
Huntway Acquisition	—	—	0.6
UDS Acquisition	—	—	3.4
Accounts charged against the allowance, net of recoveries	(12.7)	(14.4)	(0.3)
Foreign currency translation	0.6	—	—

Balance as of end of year	$25.5	$23.4	$11.3

As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. Under the facility, Valero retains the residual interest in the designated pool of receivables. This retained interest, which is included in “receivables, net” in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such receivables, (ii) Valero’s collection experience history, and (iii) the composition of the designated pool of trade and credit card accounts receivable that are part of this program, the fair value of Valero’s retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivable sold to the third-party financial institutions under the program. From the date of the UDS Acquisition until October 2002, Valero also had a $360 million revolving accounts receivable sales facility that was assumed in connection with the UDS Acquisition, under which eligible credit card and trade accounts receivable were sold on an ongoing basis through a wholly owned subsidiary to a third-party financial institution.

The costs incurred by Valero related to these programs, which were included in “other income (expense), net” in the consolidated statements of income, were $6.2 million, $6.8 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Proceeds from collections under these revolving accounts receivable sales facilities of $12.4 billion, $8.5 billion and $1.8 billion for the years ended December 31, 2003, 2002 and 2001, respectively, were reinvested in the programs by the third-party financial institutions. However, the third-party financial institutions’ interests in Valero’s accounts receivable were never in excess of the sales facility limits at any time under these programs. No accounts receivable included in these programs were written off during 2003, 2002 or 2001.

As of both December 31, 2003 and 2002, $1.1 billion of Valero’s accounts receivable comprised the designated pools of trade and credit card accounts receivable included in these programs. Of these amounts,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$600 million and $250 million, respectively, was sold to the third-party financial institutions and the remaining amount was retained by Valero.

5. INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2003	2002
Refinery feedstocks	$738.2	$488.3
Refined products and blendstocks	954.2	731.8
Convenience store merchandise	82.3	87.1
Materials and supplies	138.4	128.9

Inventories	$1,913.1	$1,436.1

Refinery feedstock and refined product and blendstock inventory volumes totaled 67.2 million barrels and 54.8 million barrels as of December 31, 2003 and 2002, respectively. There were no liquidations of LIFO inventories during the years ended December 31, 2003 and 2001. The reduction of inventory volumes during 2002 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of sales by approximately $39 million.

As of December 31, 2003 and 2002, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $666 million and $586 million, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, which include capital lease assets, consisted of the following (in millions):

		December 31,
	Estimated
	Useful Lives	2003	2002
Land		$407.6	$268.0
Crude oil processing facilities	18 – 31 years	7,079.1	6,261.4
Butane processing facilities	30 years	244.6	243.7
Pipeline and terminal facilities	24 – 42 years	15.4	494.3
Retail facilities	3 – 28 years	700.6	526.7
Other	2 – 44 years	405.7	373.2
Construction in progress		895.1	473.6

Property, plant and equipment, at cost		9,748.1	8,640.9
Accumulated depreciation		(1,553.0)	(1,228.9)

Property, plant and equipment, net		$8,195.1	$7,412.0

As of December 31, 2003 and 2002, Valero had crude oil processing facilities and pipeline and terminal facilities under capital leases totaling $6.1 million and $308.2 million, respectively. Accumulated amortization on these assets under capital leases was $0.1 million and $16.3 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 28, 2003, Valero exercised its option under certain capital leases with El Paso Corporation to purchase the Corpus Christi East Refinery and related refined product logistics business, which have been operated by Valero since June 1, 2001. In connection with the exercise of the purchase option, the original purchase price for the assets was reduced by approximately $5 million to $289.3 million and the lease payment of approximately $5 million due in the first quarter of 2003 was avoided. No gain or loss was recorded on this transaction.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $340.7 million, $316.3 million and $137.7 million, respectively. During 2003, net gains of $14.6 million were recorded on the disposition of various facilities, primarily resulting from the sale of certain retail stores and Valero’s home heating oil business in the northeastern United States and southern Ontario in Canada.

Subsequent to the UDS Acquisition in December 2001, Valero decided to consolidate all of its corporate personnel at the location of the former headquarters facility of UDS. Valero’s current headquarters facility consists of two buildings: One Valero Place (OVP) and Two Valero Place (TVP). See Note 23 under “Structured Lease Arrangements” for a discussion of Valero’s purchases of assets which had been leased under structured lease arrangements.

During the third quarter of 2003, Valero began evaluating its options regarding the future retention or disposition of OVP and TVP. In December 2003, Valero’s Board of Directors authorized the sale of OVP and TVP for $27.3 million. As a result, a $25.8 million impairment charge was recognized in December 2003 to write down the carrying value of OVP and TVP to their fair values less selling costs. The impairment charge was reflected in “depreciation and amortization expense” in the consolidated statement of income and was included in the corporate category for segment reporting purposes as shown in Note 21. On January 20, 2004, Valero finalized an agreement to sell OVP and TVP for $27.3 million. Valero expects to complete the sale of the buildings by the end of the second quarter of 2004.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in millions):

		December 31, 2003		December 31, 2002
	Estimated
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Cost	Amortization	Cost	Amortization
Intangible assets subject to amortization:
Customer lists	15 years	$85.0	$(11.2)	$101.2	$(6.7)
Canadian retail operations	40 years	119.4	(6.0)	98.4	(2.4)
U.S. retail operations	4 – 15 years	90.4	(25.7)	91.1	(16.1)
Air emission credits	4 – 25 years	55.8	(12.3)	53.6	(4.6)
Royalties and licenses	2 – 25 years	35.4	(10.6)	35.4	(8.8)

Intangible assets subject to amortization		$386.0	$(65.8)	$379.7	$(38.6)

All of Valero’s intangible assets are subject to amortization. Amortization expense for intangible assets was $28.8 million, $25.1 million and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate amortization expense for the years ending December 31, 2004 through 2008 is approximately $25 million per year.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL

The changes in the carrying amount of goodwill were as follows (in millions):

	Year Ended December 31,

	2003	2002

Balance as of beginning of year	$2,580.0	$2,210.5
Purchase price allocation adjustments related to the UDS Acquisition	—	339.6
Earn-out payments in connection with other acquisitions (see Note 23)	50.6	29.9
Reclassification of goodwill as a result of Valero ceasing consolidation of Valero L.P. (see Note 9)	(177.5)	—
Settlements and adjustments related to tax matters assumed in the UDS Acquisition	(51.4)	—

Balance as of end of year	$2,401.7	$2,580.0

The settlements and adjustments related to tax matters reflected in the table above for the year ended December 31, 2003, include settlements and adjustments related to various income tax matters that were assumed in the UDS Acquisition, the effects of which were recorded as purchase price adjustments. Also included in the amount reflected above is the final purchase price allocation pertaining to a pre-acquisition contingency related to a UDS franchise tax matter covering 1984 through 1997, which was settled for an amount immaterial to Valero.

Because all of Valero’s goodwill arose subsequent to the effective date of Statement No. 142, no amortization of goodwill is reflected in Valero’s consolidated financial statements for any year presented. All of Valero’s goodwill has been allocated among four reporting units that comprise the refining segment. These reporting units are the Gulf Coast, Mid-Continent, Northeast and West Coast refining regions.

Valero completed its annual test for impairment of goodwill as of October 1, 2003 and 2002. Based on the results of the test, there was no impairment of goodwill.

9. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of December 31, 2002, Valero owned 73.6% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. As of December 31, 2003, Valero owned 45.7% of Valero L.P.

Effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public for aggregate proceeds of $211.3 million and completed a private placement of $250 million of debt. The net proceeds, after issuance costs, of $200.3 million and $247.3 million, respectively, combined with borrowings under Valero L.P.’s credit facility and a contribution of $4.3 million by Valero to maintain its 2% general partner interest in Valero L.P., were used to fund a redemption of common units from Valero and the acquisition of certain storage tanks and a pipeline system from Valero discussed further below.

Subsequent to Valero L.P.’s equity and debt offerings, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million, including $2.9 million representing the redemption of a proportionate amount of Valero’s general partner interest. The proceeds from the redemption are reflected as a reduction to Valero’s investment in Valero L.P. This redemption, combined with the common unit issuance discussed above, reduced Valero’s ownership of Valero L.P. to 49.5% as of March 18, 2003. At the same time, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

66-2/3% to 58% of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero (see discussion below for subsequent revisions to this minimum vote which were effective on March 11, 2004). As a result of the issuance and redemption of Valero L.P. common units and the partnership agreement changes, effective March 18, 2003, Valero ceased consolidation of Valero L.P. and began using the equity method to account for its investment in Valero L.P.

Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero’s Corpus Christi West, Texas City and Benicia Refineries for $200 million. Valero also contributed to Valero L.P. a refined products pipeline system for $150 million. This three-pipeline system connects Valero’s Corpus Christi East, Corpus Christi West and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. The contribution of the storage tank assets and the pipeline system resulted in proceeds in excess of the carrying value of the contributed assets of $181.2 million for Valero. Due to Valero’s continuing ownership interest in Valero L.P., $89.7 million of this excess was recorded as a reduction to Valero’s investment in Valero L.P. and will be amortized over the lives of the contributed assets. The remaining $91.5 million was deferred and recorded in “other long-term liabilities” and will be amortized over the life of the throughput, handling, terminalling and service agreements, which is approximately 10 years.

No immediate gain was recognized as a result of the transactions discussed above.

Financial information reported by Valero L.P. is summarized below (in millions):

	December 31,	December 31,
	2003	2002

Balance Sheet Information:
Current assets	$38.2	$43.7
Property, plant and equipment, net	765.0	349.3
Other long-term assets	24.4	22.5

Total assets	$827.6	$415.5

Current liabilities	$31.4	$12.7
Long-term debt	353.3	108.9
Other long-term liabilities	4.8	—

Total liabilities	389.5	121.6
Partners’ equity	438.1	293.9

Total liabilities and partners’ equity	$827.6	$415.5

	Year Ended December 31,

	2003	2002

Income Statement Information:
Revenues	$181.5	$118.5
Operating income	83.0	57.2
Net income	69.6	55.1

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2003, Valero’s investment in Valero L.P. (representing the 2% general partner interest, all of Valero L.P.’s subordinated units and 679,226 of Valero L.P.’s common units) reconciles to Valero L.P.’s total partners’ equity as follows (in millions):

Valero L.P. total partners’ equity	$438.1
Equity attributed to publicly held limited partner common interests	(389.0)

Valero’s equity in Valero L.P.	49.1
Step-up in basis of Valero L.P. resulting from the UDS Acquisition, net (not reflected in Valero L.P.’s financial statements)	303.9
Excess of proceeds over carrying value of Valero’s retained interest on assets contributed and sold to Valero L.P., net	(88.5)

Investment in Valero L.P.	$264.5

In connection with the contribution of the crude oil and intermediate feedstock storage tanks and the three-pipeline system discussed above, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P. In addition, Valero has other related-party transactions with Valero L.P. for the use of Valero L.P.’s pipelines, terminals and crude oil storage tank facilities. Under various agreements, Valero has agreed to use Valero L.P.’s pipelines to transport crude oil shipped to and refined products shipped from certain of Valero’s refineries and to use Valero L.P.’s refined product terminals for certain terminalling services. In addition, Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services (Administrative Fee) for an annual fee of $5.2 million through July 2008 (see discussion below for subsequent revisions to the Administrative Fee which occurred on March 11, 2004). Valero also provides personnel to Valero L.P. to perform operating and maintenance services with respect to certain assets for which Valero receives reimbursement from Valero L.P. Valero has also agreed to indemnify Valero L.P. for certain environmental liabilities related to assets sold by Valero to Valero L.P. that were known on the date the assets were sold or are discovered within a specified number of years after the assets were sold as a result of events occurring or conditions existing prior to the date of sale.

Beginning March 18, 2003, the date Valero ceased consolidating Valero L.P., Valero recognized in “cost of sales” both its costs related to the throughput, handling, terminalling and service agreements with Valero L.P. and the receipt from Valero L.P. of payment for operating and maintenance services provided by Valero to Valero L.P.

On April 16, 2003, 581,000 additional common units of Valero L.P. were issued as a result of the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance, reducing Valero’s ownership from 49.5% to 48.2%.

In August 2003, Valero L.P. closed on a public offering of common units, selling 1,236,250 common units to the public at $41.15 per unit, before underwriter’s discount of $1.85 per unit. Net proceeds from this common unit offering, which further reduced Valero’s ownership interest in Valero L.P. to slightly below 46%, were partially used by Valero L.P. to fund its purchase from Valero of the Southlake refined products pipeline

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for $29.9 million. The pipeline has a capacity of approximately 27,000 barrels per day and extends 375 miles from Valero’s McKee Refinery to Valero L.P.’s Southlake refined products terminal near Dallas, Texas. No immediate gain was recognized by Valero as a result of this transaction. The gain of $2.4 million was deferred and will be recognized over future periods, with $1.2 million recognized as a reduction to Valero’s investment in Valero L.P. and $1.2 million recorded as a deferred credit in “other long-term liabilities.”

On March 11, 2004, an amendment to the Administrative Fee between Valero L.P. and Valero was approved. Under the amendment, which is to become effective on April 1, 2004, the new Administrative Fee will be equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters (which will be charged directly to Valero L.P.) plus an annual fee of $1.2 million. In addition, the annual fee of $1.2 million will be increased by $1.2 million per year over the next four years. Also on March 11, 2004, in an effort to encourage additional investment in Valero L.P., the Board of Directors of Valero agreed that the general partner’s incentive distribution provided for in Valero L.P.’s partnership agreement would be capped at 25%. In addition, effective March 11, 2004, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

10. DEFERRED CHARGES AND OTHER ASSETS

Cameron Highway Oil Pipeline Project

Effective July 10, 2003, Valero and GulfTerra Energy Partners, L.P. (GulfTerra, formerly El Paso Energy Partners, L.P.) each became a 50% interest owner in the Cameron Highway Oil Pipeline Company, a general partnership formed to construct and operate a crude oil pipeline (the Cameron Highway Oil Pipeline Project). The project involves the construction and operation of a 390-mile crude oil pipeline that is expected to deliver up to 500,000 barrels per day from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. GulfTerra will build and operate the pipeline, which is scheduled for completion during the third quarter of 2004. Valero’s investment in the Cameron Highway Oil Pipeline Project is accounted for using the equity method and is included in “deferred charges and other assets, net” in the consolidated balance sheet as of December 31, 2003. As of December 31, 2003, Valero’s investment in the Cameron Highway Oil Pipeline Project totaled $106.1 million.

Tesoro Notes Receivable

In conjunction with the UDS Acquisition, the Federal Trade Commission approved a consent decree requiring the divestiture of certain UDS assets. Those assets and their related operations were referred to as the Golden Eagle Business and included the 168,000 barrel-per-day Golden Eagle Refinery, the related wholesale marketing business and branded retail stores located in northern California.

In May 2002, the Golden Eagle Business was sold to Tesoro Refining and Marketing Company (Tesoro). Valero received cash proceeds of $925 million and two ten-year junior subordinated notes with face amounts totaling $150 million as follows:

•	a $100 million note, due July 17, 2012, which was non-interest bearing for the first five years and carried a 7.5% interest rate for the remaining five-year period, and

•	a $50 million note, due July 17, 2012, which bore no interest during the first year and carried interest at approximately 7.5% for years two through ten.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The two notes were recorded with an initial fair value of $58.9 million using a discount rate of 16%, which represented Valero’s best estimate of the fair value of the notes at the closing date of the sale. The discount was being amortized over the life of the notes and was reported as interest income in “other income (expense), net” in the consolidated statements of income. The notes receivable were included in Valero’s consolidated balance sheet in “deferred charges and other assets, net.”

In November 2003, the Tesoro notes were sold to various investors. Valero received net proceeds of $89.6 million. The net book value of the notes at the time of sale was $72.6 million, resulting in a gain of $17.0 million which was reported in “other income (expense), net” in the consolidated statement of income.

11. ACCRUED EXPENSES

     Accrued expenses consisted of the following (in millions):

	December 31,

	2003	2002

Accrued employee benefit costs	$127.7	$78.8
Accrued interest expense	60.1	61.4
Accrued environmental costs	23.5	30.5
Derivative liabilities	63.1	25.8
Accrued acquisition costs	5.7	10.9
Other	75.5	86.8

Accrued expenses	$355.6	$294.2

The increase in accrued employee benefit costs is due mainly to higher bonus accruals as of December 31, 2003 as a result of the higher level of operating income recognized during 2003. Included in other accrued expenses are accruals for capital expenditures, legal and regulatory liabilities, insurance, leases and miscellaneous accruals for refining and retail operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DEBT

Long-term debt balances, at stated values, consisted of the following (in millions):

		December 31,

	Maturity	2003	2002

Revolving bank credit facilities:
$750 million five-year revolving bank credit and letter of credit facility	2006	$130.0	$600.0
$750 million three-year revolving bank credit facility	2006	130.0	—
$750 million 364-day revolving bank credit facility	2003	—	150.0
Industrial revenue bonds:
Tax-exempt Revenue Refunding Bonds:
Series 1997A, 5.45%	2027	24.4	24.4
Series 1997B, 5.40%	2018	32.8	32.8
Series 1997C, 5.40%	2018	32.8	32.8
Series 1997D, 5.125%	2009	8.5	8.5
Tax-exempt Waste Disposal Revenue Bonds:
Series 1997, 5.6%	2031	25.0	25.0
Series 1998, 5.6%	2032	25.0	25.0
Series 1999, 5.7%	2032	25.0	25.0
Series 2001, 6.65%	2032	18.5	18.5
CORE notes, 6.311%	2007	50.0	50.0
4.75% notes	2013	300.0	—
6.125% notes	2007	300.0	300.0
6.797% notes	2005	13.6	—
6.875% notes	2012	750.0	750.0
7.375% notes	2006	300.0	300.0
7.50% notes	2032	750.0	750.0
8.375% notes	2005	200.0	200.0
8.75% notes	2030	200.0	200.0
Medium-term Notes:
7.44% (average rate)	2005	46.0	46.0
8.0%	2005	150.0	150.0
8.45% (average rate)	2003	—	24.0
Debentures:
7.25% (non-callable)	2010	25.0	25.0
7.65% (putable July 1, 2006)	2026	100.0	100.0
8.00% (callable April 1, 2003)	2023	—	100.0
8.75% (non-callable)	2015	75.0	75.0
Senior Notes:
6.70%	2013	180.0	180.0
6.75% (putable October 15, 2009; callable thereafter)	2037	100.0	100.0
6.875%	2012	—	100.0
7.20% (callable)	2017	200.0	200.0
7.45% (callable)	2097	100.0	100.0
Other	Various	13.4	27.7
Net unamortized discount (including fair market value adjustments)		(65.9)	(44.0)

Total debt		4,239.1	4,675.7
Less current portion, including unamortized premium of $- and $1.2		—	(181.6)

Long-term debt, less current portion		$4,239.1	$4,494.1

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Bank Credit Facilities

On January 7, 2002, Valero financed the $2.1 billion cash portion of the UDS Acquisition, which was recorded as a payable to UDS shareholders as of December 31, 2001, with proceeds from a $1.5 billion bridge loan facility and borrowings under two new $750 million revolving bank credit facilities. The bridge loan facility was a single-draw facility with a one-year maturity. Borrowings under this facility were repaid in April 2002 with proceeds from a $1.8 billion debt offering discussed below. The two revolving bank credit facilities provided for commitments of $750 million for a five-year term and $750 million for a 364-day term, respectively. In November 2002, Valero renewed its $750 million 364-day revolving bank credit facility, and in November 2003, Valero replaced its $750 million 364-day revolving bank credit facility with a new $750 million three-year revolving credit facility with terms and conditions similar to the 364-day facility.

Subject to the commitment amounts and terms, Valero’s two revolving bank credit facilities provide for borrowings to be made at various amounts, maturities and interest rates, at the option of Valero. Valero will also be charged various fees and expenses in connection with these facilities, including facility fees and various letter of credit fees. The interest rates and fees under these facilities are subject to adjustment based upon the credit ratings assigned to Valero’s long-term debt. These facilities include certain restrictive covenants, including a coverage ratio and a debt-to-capitalization ratio. As of December 31, 2003, borrowings under these committed facilities were $260 million while letters of credit outstanding were approximately $245.0 million.

In addition to Valero’s two $750 million revolving bank credit facilities, a Canadian subsidiary of Valero has a committed revolving credit facility under which it may borrow and obtain letters of credit up to Cdn. $115 million. As of December 31, 2003, Valero had Cdn. $7.8 million of letters of credit outstanding under the Canadian revolving credit facility.

As of December 31, 2003, Valero had no borrowings outstanding under its uncommitted short-term bank credit facilities; however, there were $256.1 million of letters of credit outstanding under such facilities. As of December 31, 2002, Valero had $3 million outstanding under an uncommitted short-term bank credit facility with an interest rate of 2.75%. In addition, Valero had $147.1 million of letters of credit outstanding under uncommitted short-term facilities as of December 31, 2002. Valero’s uncommitted credit facilities have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

Other Long-Term Debt

On April 15, 2002, Valero issued $1.8 billion of notes under its $3.5 billion shelf registration statement as follows:

•	$300 million of 6.125% notes due April 15, 2007,

•	$750 million of 6.875% notes due April 15, 2012, and

•	$750 million of 7.5% notes due April 15, 2032.

The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. Proceeds from this offering were used to repay all borrowings under Valero’s $1.5 billion bridge loan facility associated with the UDS Acquisition and reduce borrowings under Valero’s revolving bank credit facilities.

In June 2002, Valero L.P. and Valero Logistics Operations, L.P., indirect subsidiaries of Valero as of December 31, 2002, filed a $500 million universal shelf registration statement with the Securities and Exchange Commission (SEC). In July 2002, Valero Logistics Operations, L.P. issued $100 million of 6.875% senior notes due 2012 under the registration statement. The notes are unsecured and are redeemable, in whole or in part, at Valero Logistics Operations, L.P.’s option. The net proceeds from the offering were used to repay

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$91.0 million outstanding under the Valero Logistics Operations, L.P. revolving credit facility and for general partnership purposes. As discussed in Note 9, effective March 18, 2003, Valero ceased consolidation of Valero L.P. and began using the equity method to account for its investment in Valero L.P. Accordingly, the notes are no longer included in Valero’s consolidated balance sheet.

In July 2002, $275 million of 8.625% guaranteed notes matured and were repaid with borrowings under Valero’s revolving bank credit facilities.

In November 2002, Valero issued $50 million of 6.311% notes due November 30, 2007 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option.

In December 2002, Valero issued $180 million of 6.7% senior notes due January 15, 2013 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. Almost all of these notes were issued in exchange for the $150 million of 6.75% notes issued to the Valero Pass-Through Asset Trust 1997-1 in 1997 and to terminate an option held by a third party to purchase the 6.75% notes on December 15, 2002.

On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds from this offering of $296.8 million were used to redeem $200 million of TOPrS discussed below in Note 14 and $100 million of 8% debentures due 2023. A premium of $3.8 million was paid and expensed in the second quarter of 2003 as a result of the early redemption of the 8% debentures.

In August 2003, $13.6 million of 6.797% notes became outstanding as a result of the cash settlement of certain purchase contract obligations associated with Valero’s PEPS Units. See Note 14 below for a further discussion of the PEPS Units and the resulting $13.6 million of outstanding notes.

The aggregate stated maturities of long-term debt as of December 31, 2003 were as follows (in millions):

2004	$—
2005	409.6
2006	560.0
2007	356.9
2008	6.5
Thereafter	2,972.0
Net unamortized discount and fair value adjustments	(65.9)

Total	$4,239.1

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2003 and 2002, the estimated fair value of Valero’s long-term debt, including current portion, was as follows (in millions):

	December 31,

	2003	2002

Carrying amount	$4,239.1	$4,675.7
Fair value	4,712.4	4,831.0

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

	December 31,

	2003	2002

Employee benefit plan liabilities	$436.6	$418.8
Environmental liabilities	198.4	191.5
Deferred gain on contribution and sale of assets to Valero L.P.	85.7	—
Unfavorable lease obligations	54.6	145.9
Tax liabilities other than income taxes	50.4	73.1
Captive insurance reserves	49.0	49.9
Derivative liabilities	46.7	—
Asset retirement obligations	34.2	—
Other	59.4	47.7

Other long-term liabilities	$1,015.0	$926.9

Employee benefit plan liabilities include the long-term obligation for Valero’s pension and other postretirement benefit plans as discussed in Note 22. Environmental liabilities reflect the long-term portion of Valero’s estimated remediation costs for environmental matters as discussed in Note 24. Deferred gain reflects the unamortized balance of a portion of the proceeds in excess of the carrying value of assets contributed and sold by Valero to Valero L.P. as discussed in Note 9. Tax liabilities other than income taxes reflect long-term liabilities for franchise taxes and excise taxes and also include interest accrued on all tax- related liabilities, including income taxes. See Note 1 under “Asset Retirement Obligations” for a discussion of the liability related to asset retirement obligations reflected in the table above.

Unfavorable lease obligations reflect the fair value of liabilities assumed in connection with the UDS Acquisition related to lease agreements for retail facilities and vessel charters. In June 2003, Valero purchased certain convenience stores which were subject to structured lease arrangements for approximately $215 million. Approximately $88 million of the payment was recorded as a reduction of the unfavorable lease obligation that was recorded in conjunction with the UDS Acquisition.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

Company-obligated preferred securities of subsidiary trusts as of December 31, 2002 consisted of:

•	$200 million of Trust Originated Preferred Securities (TOPrS) which were redeemable at Valero’s option, and

•	$172.5 million of Premium Equity Participating Security Units (PEPS Units) which were mandatorily redeemable.

TOPrS

In conjunction with the UDS Acquisition, Valero assumed $200 million of 8.32% TOPrS (8,000,000 units at $25.00 per unit), which were issued by UDS Capital I (the Trust). Distributions on the TOPrS were cumulative and payable quarterly in arrears, on March 31, June 30, September 30 and December 31 if and when the Trust had funds available for distribution, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

In June 2003, the TOPrS were redeemed with proceeds from the issuance of $300 million of 4.75% notes as described in Note 12.

PEPS Units

In June 2000, Valero issued $172.5 million of PEPS Units under a shelf registration statement (6,900,000 units at $25.00 per unit). Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The number of shares of common stock issuable for each purchase contract was to be determined at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities, which was 7.75% on date of issuance, was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero’s senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes were remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $158.9 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing (as defined in the prospectus supplement related to the PEPS Units) of the senior deferrable notes was deemed to have occurred. The $158.9 million of senior deferrable notes surrendered to Valero to satisfy the holders’ purchase contract obligations were retained by Valero in full satisfaction of the holders’ obligations under the purchase contracts and were canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes mature on August 18, 2005 and bear an interest rate

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 6.797%. Valero, in turn, issued 4.9 million shares of its common stock at a price of $34.95 per share in settlement of the 6.9 million purchase contracts.

Prior to the issuance of shares of Valero common stock upon settlement of the purchase contract obligations, the number of shares of Valero common stock included in the calculation of “earnings per common share – assuming dilution” for each reporting period was calculated using the treasury stock method. For this purpose, the number of shares to be issued pursuant to the purchase contract obligations was based on the applicable conversion formula in the PEPS Unit agreement, using the average closing price of Valero’s common stock over the 20-day trading period ending on the third trading day prior to the end of the reporting period.

15. STOCKHOLDERS’ EQUITY

2% Mandatory Convertible Preferred Stock

In connection with the acquisition of the St. Charles Refinery from Orion, effective July 1, 2003, Valero issued 10 million shares of 2% mandatory convertible preferred stock. The mandatory convertible preferred stock had a fair value of $22 per share, or an aggregate of $220 million. Of this amount, $21.3 million was attributable to beneficial conversion terms of the preferred stock and was recorded in “additional paid-in capital” in the consolidated balance sheets with the remaining $198.7 million reflected as “preferred stock.” The resulting $21.3 million preferred stock discount is being amortized as additional preferred stock dividends through June 30, 2006, the day before the mandatory conversion of the preferred stock as discussed below.

The mandatory convertible preferred stock will automatically convert to Valero common stock on July 1, 2006, unless converted sooner. Valero pays annual dividends of $0.50 for each share of convertible preferred stock when and if declared by its board of directors. Dividends are paid quarterly, provided that dividends will not accrue or be payable with respect to a particular calendar quarter if Valero does not declare a dividend on its common stock during that calendar quarter. The convertible preferred stock ranks with respect to dividend rights and rights upon Valero’s liquidation, winding-up or dissolution as follows:

(i)	senior to all common stock and to all other capital stock of Valero issued in the future that ranks junior to the convertible preferred stock;

(ii)	on a parity with any of Valero’s capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the convertible preferred stock; and

(iii)	junior to all of Valero’s capital stock the terms of which expressly provide that such capital stock will rank senior to the convertible preferred stock.

The holders of the convertible preferred stock will generally be entitled to vote with Valero common stock and not as a separate class and have a number of votes equal to the mandatory conversion ratio that would be in effect if the mandatory conversion date was the record date of such vote. The affirmative vote of holders of 66-2/3% of the convertible preferred stock is necessary to make any change to the certificate of incorporation or the bylaws that would adversely affect any power, preference or special right of the convertible preferred stock.

Upon automatic conversion of the convertible preferred stock on July 1, 2006, the number of shares of common stock to be received for each share of convertible preferred stock shall be based on the average closing price of Valero’s common stock over the 20-day trading period ending on the second trading day prior to July 1, 2006 as follows:

•	0.6690 shares if the average closing price is less than or equal to $37.37;

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	a fractional number of shares having a value of $25.00 if the average closing price is between $37.37 and $50.45; or

•	0.4955 shares if the average closing price is greater than $50.45.

Each share of convertible preferred stock is convertible, at the option of the holder, at any time before July 1, 2006 into 0.4955 shares of Valero common stock. During the third quarter of 2003, Valero filed a registration statement on Form S-3 with the SEC to register the mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock. The registration statement was declared effective on October 16, 2003.

Prior to the issuance of shares of Valero common stock upon conversion of the convertible preferred stock, the number of shares of Valero common stock included in the calculation of “earnings per common share – assuming dilution” for each reporting period will be based on the above conversion formula using the average closing price of Valero’s common stock over the 20-day trading period ending on the second trading day prior to the end of the reporting period.

Cash Dividends

On January 15, 2004, Valero’s Board of Directors declared a regular quarterly cash dividend of $0.12 per common share payable March 10, 2004 to holders of record at the close of business on February 11, 2004.

Also on January 15, 2004, Valero’s Board of Directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on March 31, 2004 to holders of record on March 30, 2004.

Common Stock Offerings

On March 28, 2003, Valero sold in a public offering 6.3 million shares of its common stock at a price of $40.25 per share and received net proceeds of $250.3 million. These shares were issued under Valero’s shelf registration statement. The proceeds were used for repayment of borrowings under Valero’s revolving bank credit facilities.

On February 5, 2004, Valero sold in a public offering 7.8 million shares of its common stock, which included 1.0 million shares related to an overallotment option exercised by the underwriter, at a price of $53.25 per share and received proceeds, net of underwriter’s discount and commissions, of $406.0 million. These shares were issued under Valero’s shelf registration statement to partially fund the acquisition of the Aruba Refinery and related operations discussed in Note 27 under “Acquisition of Aruba Refinery.”

Exchange of UDS Shares

In connection with the UDS Acquisition, Valero issued 45.9 million shares of Valero common stock and vested 5.8 million employee stock options in the exchange, which increased stockholders’ equity by a total of approximately $2.2 billion.

Common Stock Repurchase Programs

Under common stock repurchase programs approved by Valero’s Board of Directors, Valero repurchases shares of its common stock from time to time for use in connection with its employee benefit plans and other general corporate purposes. During the years ended December 31, 2003, 2002 and 2001, Valero repurchased shares of its common stock under these programs at a cost of $73.2 million, $45.5 million and $156.7 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

Accumulated balances for each component of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign	Minimum	Net Gain	Accumulated
	Currency	Pension	(Loss) On	Other
	Translation	Liability	Cash Flow	Comprehensive
	Adjustment	Adjustment	Hedges	Income (Loss)

Balance as of December 31, 2000	$—	$—	$—	$—
2001 change	—	—	18.1	18.1

Balance as of December 31, 2001	—	—	18.1	18.1
2002 change	13.2	(14.3)	(18.1)	(19.2)

Balance as of December 31, 2002	13.2	(14.3)	—	(1.1)
2003 change	163.0	4.9	2.8	170.7

Balance as of December 31, 2003	$176.2	$(9.4)	$2.8	$169.6

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EARNINGS PER SHARE

The computation of earnings per share amounts is as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Earnings per Common Share:
Net income	$621.5	$91.5	$563.6
Preferred stock dividends	4.3	—	—

Net income applicable to common stock	$617.2	$91.5	$563.6

Weighted-average common shares outstanding	114.9	105.8	60.7

Earnings per common share	$5.37	$0.86	$9.28

Earnings per Common Share – Assuming Dilution:
Net income applicable to common equivalent shares	$621.5	$91.5	$563.6

Weighted-average common shares outstanding	114.9	105.8	60.7
Effect of dilutive securities:
Stock options	2.8	2.9	1.9
Performance awards and other benefit plans	1.3	1.3	1.0
PEPS Units	0.2	0.1	0.2
Mandatory convertible preferred stock	2.8	—	—

Weighted-average common equivalent shares outstanding	122.0	110.1	63.8

Earnings per common share – assuming dilution	$5.09	$0.83	$8.83

The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive (in millions):

	Year Ended December 31,

	2003	2002	2001

Stock options	1.8	0.3	0.2

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Decrease (increase) in current assets:
Restricted cash	$6.9	$46.3	$—
Receivables, net	262.2	(777.4)	166.6
Inventories	(270.0)	20.3	(66.5)
Income taxes receivable	—	169.4	(44.5)
Prepaid expenses and other current assets	(4.8)	23.3	5.9
Increase (decrease) in current liabilities:
Accounts payable	415.8	402.9	(237.6)
Accrued expenses	32.0	(161.1)	33.1
Taxes other than income taxes	(26.7)	39.1	6.9
Income taxes payable	13.8	28.4	(16.8)

Changes in current assets and current liabilities	$429.2	$(208.8)	$(152.9)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:

•	The amounts shown above exclude changes in cash and temporary cash investments, assets held for sale, current deferred income tax assets and liabilities, and short-term debt and current portion of long-term debt and capital lease obligations.

•	The amounts shown above exclude the current assets and current liabilities acquired in connection with the St. Charles Acquisition in 2003 and the UDS, Huntway and El Paso Acquisitions in 2001, which are reflected separately in the consolidated statements of cash flows, and the effect of certain noncash investing and financing activities discussed below.

•	Certain differences between consolidated balance sheet changes and statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing and financing activities for the year ended December 31, 2003 included:

•	the issuance of 4.5 million shares of common stock in exchange for the settlement of 6.36 million PEPS Unit purchase contracts under the remarketing election;

•	the issuance of 2% mandatory convertible preferred stock with a fair value of $220 million as partial consideration for the acquisition of the St. Charles Refinery from Orion;

•	the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143; and

•	adjustments to property, plant and equipment, goodwill, and certain current and other noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero’s investment in Valero L.P. effective March 18, 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing activities for the year ended December 31, 2002 included:

•	the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;

•	the receipt of $150 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and

•	various adjustments to property, plant and equipment, goodwill and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Huntway, El Paso and UDS Acquisitions.

Noncash investing and financing activities for 2001 included:

•	the issuance of $2.1 billion of common stock and $120 million of vested employee stock options as partial consideration for the UDS Acquisition;

•	the recognition of capital lease obligations of approximately $286 million related to the El Paso Acquisition; and

•	various adjustments to property, plant and equipment and certain current assets and current and noncurrent liabilities resulting from the final purchase price allocation related to the Benicia Acquisition.

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Interest paid (net of amount capitalized)	$296.3	$262.0	$78.8
Income taxes paid	107.0	31.6	124.8
Income tax refunds received	42.9	172.7	2.5

18. RISK MANAGEMENT ACTIVITIES

Commodity Price Risk

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:

•	changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);

•	changes in cash flows of certain forecasted transactions such as forecasted feedstock purchases, natural gas purchases and refined product sales (cash flow hedges); and

•	price volatility on a portion of its refined product inventories and on certain forecasted feedstock and refined product purchases that are not designated as either fair value or cash flow hedges (economic hedges).

In addition, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk

Valero is exposed to market risk for changes in interest rates related to certain of its long-term debt obligations. Interest rate swap agreements are used to manage Valero’s fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt.

Foreign Currency Risk

Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

Current Period Disclosures

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Fair value hedges	$4.8	$(1.2)	$(3.4)
Cash flow hedges	4.1	29.3	(20.8)

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in “accumulated other comprehensive income (loss)” in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. The estimated amount of existing net gain included in “accumulated other comprehensive income (loss)” as of December 31, 2003 that is expected to be reclassified into income within the next 12 months is $2.8 million. As of December 31, 2003, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was one year. For the years ended December 31, 2003, 2002 and 2001, there were no amounts reclassified from “accumulated other comprehensive income (loss)” into income as a result of the discontinuance of cash flow hedge accounting.

Market and Credit Risk

Valero’s price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. Valero closely monitors and manages its exposure to market risk on a daily basis in accordance with policies approved by its Board of Directors. Market risks are monitored by a risk control group to ensure compliance with Valero’s stated risk management policy. Concentrations of customers in the refining industry may impact Valero’s overall exposure to credit risk, in that these customers may be similarly affected by changes in economic or other conditions. Valero believes that its counterparties will be able to satisfy their obligations under their price risk management contracts with Valero.

19. PREFERRED SHARE PURCHASE RIGHTS

Each outstanding share of Valero’s common stock is accompanied by one preferred share purchase right (Right). With certain exceptions, each Right entitles the registered holder to purchase from Valero one one-

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hundredth of a share of Valero’s Junior Participating Preferred Stock, Series I at a price of $100 per one one-hundredth of a share, subject to adjustment for certain recapitalization events.

The Rights are transferable only with the common stock until the earlier of:

(i)	10 days following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of Valero’s common stock,

(ii)	10 business days (or later date as may be determined by Valero’s Board of Directors) following the initiation of a tender offer or exchange offer that would result in an Acquiring Person having beneficial ownership of 15% or more of Valero’s outstanding common stock (the earlier of the date of the occurrence of (i) or (ii) being called the Rights Separation Date), or

(iii)	the earlier redemption or expiration of the Rights.

The Rights are not exercisable until the Rights Separation Date. At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of Valero’s outstanding common stock, Valero’s Board of Directors may redeem the Rights at a price of $0.01 per Right. The Rights will expire on June 30, 2007, unless the Rights are extended or are earlier redeemed or exchanged by Valero.

If after the Rights Separation Date, Valero is acquired in a merger or other business combination transaction, or if 50% or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon the exercise of the Right at its then current exercise price, that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the exercise price of the Right. In the event that any Acquiring Person becomes the beneficial owner of 15% or more of Valero’s outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

At any time after an Acquiring Person acquires beneficial ownership of 15% or more of Valero’s outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of Valero’s outstanding common stock, Valero’s Board of Directors may exchange the Right (other than Rights owned by the Acquiring Person which have become void), at an exchange ratio of one share of common stock, or one one-hundredth of a share of Junior Preferred Stock, per Right (subject to adjustment).

Until a Right is exercised, the holder will have no rights as a stockholder of Valero including, without limitation, the right to vote or to receive dividends. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to any Acquiring Person that attempts to acquire Valero on terms not approved by Valero’s Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by Valero’s Board of Directors since the Rights may be redeemed by Valero prior to the time that an Acquiring Person has acquired beneficial ownership of 15% or more of Valero’s outstanding common stock.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. INCOME TAXES

Components of income tax expense were as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Current:
U.S. federal	$(28.0)	$(8.2)	$56.2
U.S. state	8.0	0.8	4.4
Canada	97.9	64.1	—

Total current	77.9	56.7	60.6

Deferred:
U.S. federal	241.0	24.2	246.6
U.S. state	31.5	3.2	24.1
Canada	14.7	(25.9)	—

Total deferred	287.2	1.5	270.7

Income tax expense	$365.1	$58.2	$331.3

The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense (in millions):

	Year Ended December 31,

	2003	2002	2001

Federal income tax expense at the U.S. statutory rate	$345.3	$52.4	$313.2
U.S. state income tax expense, net of U.S. federal income tax effect	25.8	2.5	18.5
Canadian operations	(8.9)	1.2	—
General business tax credit	—	(0.9)	(1.0)
Other, net	2.9	3.0	0.6

Income tax expense	$365.1	$58.2	$331.3

Income before income tax expense from domestic and foreign operations was as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

U.S. operations	$639.4	$44.0	$894.9
Canadian operations	347.2	105.7	—

Income before income tax expense	$986.6	$149.7	$894.9

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,

	2003	2002

Deferred income tax assets:
Tax credit carryforwards	$217.3	$156.2
Net operating losses	162.6	336.3
Compensation and employee benefit liabilities	150.5	163.0
Environmental	62.8	58.0
Other assets	89.5	109.8

Total deferred income tax assets	682.7	823.3
Less: Valuation allowance	(82.6)	(67.3)

Net deferred income tax assets	600.1	756.0

Deferred income tax liabilities:
Turnarounds	(78.6)	(104.1)
Depreciation	(1,753.8)	(1,489.3)
Lease obligations	(105.0)	(114.0)
Inventories	(38.7)	(105.8)
Other	(109.9)	(88.2)

Total deferred income tax liabilities	(2,086.0)	(1,901.4)

Net deferred income tax liabilities	$(1,485.9)	$(1,145.4)

As of December 31, 2003, Valero had the following U.S. federal and state income tax credit and loss carryforwards (in millions):

	Amount	Expiration

Alternative minimum tax (AMT) credit	$154.5	Indefinite
U.S. federal income tax credits	13.3	2004 through 2018
U.S. state income tax credits	28.9	2004 through 2010
Foreign tax credit	30.7	2006
U.S. federal net operating losses (NOL)	321.2	2011 through 2022
U.S. state NOL	1,357.0	2004 through 2023

Valero has recorded a valuation allowance as of December 31, 2003 and 2002, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses, state tax credits and foreign tax credits, before they expire. The valuation allowance is based on Valero’s estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2003 is dependent upon Valero’s ability to generate future taxable income in both the U.S. and Canada.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. federal deferred income taxes and Canadian withholding taxes have not been provided for on the undistributed earnings of Valero’s Canadian subsidiaries based on the determination that those earnings will be indefinitely reinvested. As of December 31, 2003, the cumulative undistributed earnings of these subsidiaries were approximately $510 million. If those earnings were not considered indefinitely reinvested, U.S. federal deferred income taxes and Canadian withholding taxes would have been recorded after consideration of foreign tax credits.

Valero’s separate tax years through 1999 and UDS’s tax years through 1994, 1998 and 1999 are closed to adjustment by the Internal Revenue Service. UDS’s separate tax years 1995 through 1997, 2000 and 2001 are currently under examination. Valero’s separate tax years 2000 and 2001 are currently under examination. Valero believes that adequate provisions for income taxes have been reflected in the consolidated financial statements.

21. SEGMENT INFORMATION

Prior to the UDS Acquisition, Valero had one reportable segment, the refining and marketing of refined products. Beginning January 1, 2002, Valero has two reportable segments, refining and retail, because of Valero’s acquisition of UDS on December 31, 2001, and its significant retail operations. Valero’s refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Retail	Corporate	Total

		(in millions)
Year ended December 31, 2003:
Operating revenues from external customers	$32,455.0	$5,513.6	$—	$37,968.6
Intersegment revenues	2,957.6	—	—	2,957.6
Depreciation and amortization expense	417.1	39.6	53.8	510.5
Operating income (loss)	1,363.5	211.7	(353.2)	1,222.0
Total expenditures for long-lived assets	998.8	109.0	27.8	1,135.6

Year ended December 31, 2002:
Operating revenues from external customers	23,858.0	5,189.9	—	29,047.9
Intersegment revenues	2,586.5	—	—	2,586.5
Depreciation and amortization expense	388.3	43.1	17.9	449.3
Operating income (loss)	618.7	128.5	(276.3)	470.9
Total expenditures for long-lived assets	648.0	111.9	24.2	784.1

Year ended December 31, 2001:
Operating revenues from external customers	14,944.0	44.3	—	14,988.3
Intersegment revenues	27.6	—	—	27.6
Depreciation and amortization expense	228.2	0.9	8.6	237.7
Operating income (loss)	1,160.8	1.9	(161.3)	1,001.4
Total expenditures for long-lived assets	538.7	8.5	13.0	560.2

Valero’s principal products include conventional, reformulated and CARB gasolines, low-sulfur diesel, and oxygenates and other gasoline blendstocks. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. Operating revenues from external customers for Valero’s principal products for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Refining:
Gasolines and blendstocks	$15,704.5	$11,376.3	$8,402.4
Distillates	7,851.0	5,378.4	3,368.9
Petrochemicals	904.6	462.9	301.9
Lubes and asphalts	1,046.4	888.9	410.0
Other product revenues	6,948.5	5,751.5	2,460.8

Total refining operating revenues	32,455.0	23,858.0	14,944.0

Retail:
Fuel sales (gasoline and diesel)	4,068.9	3,677.6	40.1
Merchandise sales and other	1,205.0	1,318.1	4.2
Home heating oil	239.7	194.2	—

Total retail operating revenues	5,513.6	5,189.9	44.3

Consolidated operating revenues	$37,968.6	$29,047.9	$14,988.3

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating revenues by geographic area for the years ended December 31, 2003 and 2002 are shown in the table below (in millions). For the year ended December 31, 2001, Valero had no significant amount of export sales. The geographic area is based on location of customer.

	Year ended December 31,

	2003	2002

United States	$33,060.7	$25,357.7
Canada	4,319.9	2,984.2
Other foreign countries	588.0	706.0

Consolidated operating revenues	$37,968.6	$29,047.9

For the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of Valero’s consolidated operating revenues. During the year ended December 31, 2001, $1.6 billion (10.6%) of Valero’s consolidated operating revenues were derived from sales to one customer in the refining segment.

Long-lived assets include property, plant and equipment, intangible assets and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,

	2003	2002

United States	$7,425.5	$6,973.1
Canada	1,328.1	1,004.8

Consolidated long-lived assets	$8,753.6	$7,977.9

Total assets by reportable segment were as follows (in millions):

	December 31,

	2003	2002

Refining	$13,013.1	$12,661.7
Retail	1,548.2	1,085.1
Corporate	1,102.9	718.4

Total consolidated assets	$15,664.2	$14,465.2

The entire balance of goodwill as of December 31, 2003 and 2002 has been included in the total assets of the refining reportable segment.

22. EMPLOYEE BENEFIT PLANS

Pension Plans and Postretirement Benefits Other Than Pensions

Valero has several qualified non-contributory defined benefit plans (the Qualified Plans), including plans assumed in the UDS Acquisition, some of which are subject to collective bargaining agreements. The Qualified Plans cover substantially all employees in the United States and generally provide eligible employees with retirement income based on years of service and compensation during specific periods. Effective March 1 and April 1, 2002, certain classes of former UDS retail employees ceased accruing benefits under Valero’s qualified pension plan.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero also has various nonqualified supplemental executive retirement plans (Supplemental Plans), including plans assumed in the UDS Acquisition, which provide additional pension benefits to executive officers and certain other employees. The Supplemental Plans and the Qualified Plans are collectively referred to as the Pension Plans.

In connection with the UDS Acquisition, Valero approved the establishment of a supplement to the pension plan (the 2001 Voluntary Early Retirement Window) which permitted certain employees to retire from employment during 2002. There were 100 employees who accepted the 2001 Voluntary Early Retirement Window option.

Valero also provides certain health care and life insurance benefits for retired employees, referred to as other postretirement benefits. Substantially all of Valero’s employees may become eligible for these benefits if, while still working for Valero, they either reach normal retirement age or take early retirement. Valero offers health care benefits through a self-insured plan and a health maintenance organization while life insurance benefits are provided through an insurance company. Valero funds its postretirement benefits other than pensions on a pay-as-you-go basis. Individuals who became Valero employees as a result of an acquisition by Valero became eligible for other postretirement benefits under Valero’s plan as determined by terms of the relevant acquisition agreement.

Valero uses December 31 as the measurement date for its Pension Plans and other postretirement benefit plans.

The changes in benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in Valero’s consolidated balance sheets for Valero’s Pension Plans and other postretirement benefit plans were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$717.3	$690.2	$293.8	$193.3
Service cost	48.6	41.0	11.6	8.7
Interest cost	45.3	44.0	19.0	16.3
Acquisitions	—	—	3.4	—
Sale of Golden Eagle Business	—	(6.8)	—	(5.0)
Participant contributions	—	0.1	2.2	1.4
Plan amendments	—	(11.6)	(107.3)	37.1
Special termination benefits	1.4	—	—	—
Benefits paid	(42.9)	(88.7)	(14.0)	(9.8)
Actuarial loss	30.4	49.1	46.0	51.8
Foreign currency exchange rate changes	—	—	3.8	—

Benefit obligation at end of year	$800.1	$717.3	$258.5	$293.8

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Other Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$380.8	$396.4	$—	$—
Actual return on plan assets	89.3	(28.5)	—	—
Valero contributions	123.3	101.5	11.8	8.4
Participant contributions	—	0.1	2.2	1.4
Benefits paid and other	(121.6)	(88.7)	(14.0)	(9.8)

Fair value of plan assets at end of year	$471.8	$380.8	$—	$—

Reconciliation of funded status:
Fair value of plan assets at end of year	$471.8	$380.8	$—	$—
Less: Benefit obligation at end of year	800.1	717.3	258.5	293.8

Funded status at end of year	(328.3)	(336.5)	(258.5)	(293.8)
Unrecognized net loss	157.5	182.5	140.4	97.9
Unrecognized prior service cost	29.3	31.9	(94.8)	14.0
Unrecognized net transition asset	(0.2)	(0.3)	—	—

Accrued benefit cost	$(141.7)	$(122.4)	$(212.9)	$(181.9)

			Other Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$30.5	$—	$—
Intangible asset	12.3	26.9	—	—
Accrued benefit liability	(168.5)	(201.8)	(212.9)	(181.9)
Accumulated other comprehensive loss	14.5	22.0	—	—

Accrued benefit cost	$(141.7)	$(122.4)	$(212.9)	$(181.9)

The percentage of fair value of plan assets by asset category for the Qualified Plans as of December 31, 2003 and 2002 are shown below. There are no plan assets for other postretirement benefit plans.

	December 31,

	2003	2002

Equity securities	58%	46%
Mutual funds	19	33
Corporate debt securities	13	8
Government securities	4	5
Insurance contracts	3	5
Money market funds	3	3

Total	100%	100%

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities in the Qualified Plans include Valero common stock in the amounts of approximately $48 million (10% of total Qualified Plan assets) and $32 million (10% of total Qualified Plan assets) as of December 31, 2003 and 2002, respectively.

The investment policies and strategies for the assets of Valero’s Qualified Plans incorporate a well-diversified approach which is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the Qualified Plans’ assets may fluctuate from year to year. Risk tolerance is determined based on Valero’s financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Qualified Plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity investments include international stocks and a blend of domestic growth and value stocks of various sizes of capitalization. The aggregate asset allocation is reviewed on an annual basis.

The overall expected long-term rate of return on plan assets for the Qualified Plans is estimated using models of asset returns. Model assumptions are derived using historical data given the assumption that capital markets are informationally efficient. Three methods are used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results is used.

Although Valero has no minimum required contributions to its Pension Plans during 2004 under the Employee Retirement Income Security Act, Valero expects to contribute $74.7 million to its Pension Plans and $10.7 million to its other postretirement benefit plans during 2004.

The accumulated benefit obligation for the Pension Plans as of December 31, 2003 and 2002 was $640.3 million and $580.1 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	December 31,

	2003	2002

Projected benefit obligation	$800.1	$717.3
Accumulated benefit obligation	640.3	580.1
Fair value of plan assets	471.8	380.8

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost were as follows (in millions):

				Other Postretirement
	Pension Plans			Benefit Plans

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$48.6	$41.0	$15.2	$11.6	$8.7	$4.7
Interest cost	45.3	44.0	15.4	19.0	16.3	6.6
Expected return on plan assets	(37.5)	(37.2)	(16.9)	—	—	—
Amortization of:
Transition obligation (asset)	(0.2)	(0.1)	(0.2)	—	—	0.3
Prior service cost	2.7	2.9	1.0	1.5	1.2	0.1
Net loss	3.6	1.9	1.0	4.6	2.8	1.2
Other	1.4	—	2.5	—	—	0.6

Net periodic benefit cost	$63.9	$52.5	$18.0	$36.7	$29.0	$13.5

Amortization of prior service cost shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan.

The increase (decrease) in the additional minimum pension liability which was recognized in “other comprehensive income (loss)” was $(7.5) million and $22.0 million for the years ended December 31, 2003 and 2002, respectively. There was no change in the additional minimum pension liability for the year ended December 31, 2001.

The weighted-average assumptions used to determine the benefit obligations as of December 31, 2003 and 2002 were as follows:

			Other Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Discount rate	6.25%	6.5%	6.25%	6.5%
Rate of compensation increase	4.8%	4.8%	—	—

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2003 and 2002 were as follows:

			Other Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Discount rate	6.5%	7.0%	6.5%	7.0%
Expected long-term rate of return on plan assets	8.5%	8.75%	—	—
Rate of compensation increase	4.8%	5.6%	—	—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumed health care cost trend rates as of December 31, 2003 and 2002 were as follows:

	2003	2002

Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2009	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on accumulated postretirement benefit obligation	16.2	(13.8)

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Valero anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. As discussed in Note 1 under “FASB Staff Position 106-1,” deferring the recognition of the impact of the new Medicare provisions is permitted due to unresolved questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information. Valero believes that the adoption of the final accounting guidance, when issued, will not result in a significant effect on its financial position or results of operations.

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

Through December 31, 2001, participants could make basic contributions from 2% up to 8% of their total annual compensation. In addition, participants who made a basic contribution of 8% could also make a supplemental contribution of up to 14% of their total annual compensation. Valero made an employer contribution to the Thrift Plan equal to 75% of the participant’s basic contributions up to 8% of the base annual compensation. The Thrift Plan provided that if Valero’s return on equity for a given year was equal to or greater than 10%, then Valero’s employer contribution would be equal to 100% of a participant’s basic contributions relating to the participant’s base annual salary for the 12-month period beginning February 1 for the calendar year following the year in which the 10% return was achieved. In January 2001, the compensation committee of Valero’s Board of Directors approved an increase in Valero’s employer contribution from 75% to 100% for the 12-month period beginning February 1, 2001.

Effective January 1, 2002, the Thrift Plan was amended to provide that participants would be able to make a supplemental contribution of up to 22% of their total annual compensation and the maximum match by Valero

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would be 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation, including overtime and cash bonuses. However, employer contributions were equal to 100% of employee contributions up to 8% between January 1 and February 1, 2002.

Effective December 31, 2003, the Thrift Plan was amended to exclude cash bonuses payable for periods after December 31, 2002, from the participant’s total annual compensation for purposes of calculating Valero’s matching contribution.

Valero’s contributions to the Thrift Plan for the years ended December 31, 2003, 2002 and 2001 were $24.0 million, $20.9 million and $13.5 million, respectively.

Valero Savings Plan

In connection with the UDS Acquisition, Valero became the plan sponsor of the Valero Savings Plan (Savings Plan, formerly the UDS 401(k) Retirement Savings Plan). The Savings Plan is a defined contribution plan that previously covered all eligible employees of UDS. Under the Savings Plan, participants can contribute from 1% to 30% of their compensation. Effective January 1, 2002, the company matching contributions for certain non-store employees of UDS was changed to 75% of up to 8% of employee contributions. Effective April 1, 2002, certain non-store employees of UDS were no longer eligible to participate in the Savings Plan, but became eligible to participate in the Valero Energy Corporation Thrift Plan.

Valero’s contributions to the Savings Plan for the years ended December 31, 2003 and 2002 were $4.4 million and $7.6 million, respectively. There was no contribution to the Savings Plan for the year ended December 31, 2001 as Valero was not a sponsor of the plan for that year.

Stock Compensation Plans

Valero has various fixed and performance-based stock compensation plans, which are summarized as follows:

•	The 2001 Executive Stock Incentive Plan and 1997 Executive Stock Incentive Plan (collectively, the ESIP) authorize the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by Valero’s compensation committee. As of December 31, 2003, a total of 1,608,572 shares of Valero common stock remained available to be awarded under the ESIP.

•	A non-qualified stock option plan grants options to purchase shares of common stock to key officers, employees and prospective employees. As of December 31, 2003, there were no shares of Valero common stock available to be awarded under this plan.

•	The Executive Incentive Bonus Plan provides bonus compensation to key employees based on individual contributions to company profitability. Bonuses are payable either in cash, Valero common stock, or both. Effective with the issuance of certain new rules by the New York Stock Exchange in June 2003 which prohibit the issuance of shares under plans that are not approved by a company’s shareholders, no additional shares of Valero common stock have been or will be issued under this plan.

•	A non-employee director stock option plan provides non-employee directors of Valero automatic annual grants of stock options to purchase Valero’s common stock upon their continued service on the Board of Directors. As of December 31, 2003, a total of 100,000 shares of Valero common stock remained available for issuance under this plan.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	A restricted stock plan for non-employee directors provides non-employee directors, upon their election to the Board of Directors, a grant of Valero’s common stock valued at $45,000 that vests in three equal annual installments, with similar grants issued after full vesting of prior grants. As of December 31, 2003, a total of 74,356 shares of Valero common stock remained available to be awarded under this plan.

•	The 2003 Employee Stock Incentive Plan authorizes the grant of various stock and stock-related awards to employees and prospective employees. Awards include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock which vests over a period determined by Valero’s compensation committee. As of December 31, 2003, a total of 3,431,535 shares of Valero common stock remained available to be awarded under this plan.

•	Valero GP, LLC’s 2000 Long-Term Incentive Plan, 2002 Unit Option Plan and 2003 Employee Unit Incentive Plan provide for grants of restricted common units of Valero L.P. and/or options to purchase common units of Valero L.P. These restricted common unit and option awards vest over a period determined by Valero GP, LLC’s compensation committee. As of December 31, 2003, a total of 90,111, 37,400 and 498,560 of Valero L.P. common units remained available to be awarded under the 2000 Long-Term Incentive Plan, 2002 Unit Option Plan and 2003 Employee Unit Incentive Plan, respectively.

The number and weighted-average grant-date fair value of shares of Valero common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Grant-Date	Shares	Grant-Date	Shares	Grant-Date
	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value

ESIP:
Restricted stock	82,490	$38.91	4,500	$37.98	8,000	$37.52
Performance awards	209,000	35.97	187,200	40.44	132,400	34.13
Executive Incentive Bonus Plan	74,157	36.07	119,449	41.39	251,624	36.72
Non-employee director restricted stock plan	2,776	37.79	2,190	41.12	1,932	37.79
Employee Stock Incentive Plan	131,940	39.31	—	—	—	—

Under the terms of the ESIP, the stock option plan, the non-employee director stock option plan and the Employee Stock Incentive Plan, the exercise price of options granted will not be less than the fair market value of Valero’s common stock at the date of grant. Stock options become exercisable pursuant to the individual written agreements between Valero and the participants, usually in three or five equal annual installments beginning one year after the date of grant, with unexercised options generally expiring ten years from the date of grant. Upon completion of the UDS Acquisition, all UDS stock options held by employees and non-employee directors of UDS became vested and were converted to Valero stock options, which had a fair value of $120 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of Valero’s stock option plans, including stock options granted under the ESIP, the stock option plan (which includes UDS stock options converted to Valero stock options), the non-employee director stock option plan and the Employee Stock Incentive Plan is presented in the table below.

	Number of	Weighted-Average
	Stock Options	Exercise Price

Outstanding as of December 31, 2000	7,523,699	$22.86
Granted	2,496,016	34.25
Exercised	(828,178)	22.67
Forfeited	(104,346)	22.04
Conversion of UDS stock options	5,836,933	22.66

Outstanding as of December 31, 2001	14,924,124	24.71
Granted	2,360,342	30.53
Exercised	(2,520,764)	20.66
Forfeited	(81,298)	33.33

Outstanding as of December 31, 2002	14,682,404	26.29
Granted	1,767,955	39.45
Exercised	(2,554,613)	23.80
Forfeited	(53,817)	31.26

Outstanding as of December 31, 2003	13,841,929	28.42

Stock options exercisable as of December 31:
2001	11,046,525	$22.36
2002	10,179,931	24.02
2003	9,842,036	25.69

The following table summarizes information about stock options outstanding under the ESIP, the stock option plan, the non-employee director stock option plan and the Employee Stock Incentive Plan as of December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Life	Average	Number	Average
Exercise Price	Outstanding	In Years	Exercise Price	Exercisable	Exercise Price

$11.47 - $14.10	527,325	0.6	$12.68	527,325	$12.68
$15.23 - $19.85	693,938	4.8	17.63	693,938	17.63
$20.13 - $24.91	4,188,588	5.0	22.45	4,188,588	22.45
$25.44 - $29.94	1,406,515	6.3	27.92	1,405,765	27.92
$30.06 - $34.91	4,660,520	7.8	31.83	2,516,665	32.31
$35.00 - $39.82	2,188,927	9.3	38.83	455,877	37.38
$40.19 - $49.05	176,116	8.8	44.08	53,878	43.65

$11.47 - $49.05	13,841,929	6.6	28.42	9,842,036	25.69

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. COMMITMENTS AND CONTINGENCIES

Leases

Valero has long-term operating lease commitments for land, office facilities, retail facilities and related equipment, transportation equipment, time charters for ocean-going tankers and coastal vessels, dock facilities and various facilities and equipment used in the storage, transportation, production and sale of refinery feedstocks and refined products.

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

As of December 31, 2003, Valero’s future minimum rental payments and minimum rentals to be received under subleases for leases having initial or remaining noncancelable lease terms in excess of one year were as reflected in the following table (in millions). Future lease payments as of December 31, 2003, under structured lease arrangements are set out separately. As discussed below under “Structured Lease Arrangements,” the leased properties under these arrangements were purchased in March 2004 and therefore no additional lease payments will be made under these leases subsequent to the purchase of the properties.

	Operating	Structured	Capital
	Leases	Leases	Lease

2004	$172.8	$15.3	$0.8
2005	152.1	23.4	0.8
2006	136.9	21.9	0.8
2007	116.5	1.1	0.8
2008	88.1	—	0.8
Remainder	197.3	—	3.9

Total minimum rental payments	863.7	61.7	7.9
Less minimum rentals to be received under subleases	(19.9)	—	—

Net minimum rental payments	$843.8	$61.7	7.9

Less interest expense			(1.9)

Capital lease obligations			$6.0

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated rental expense for all operating leases was as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Minimum rental expense	$256.5	$218.5	$92.0
Contingent rental expense	16.8	12.4	—

Total rental expense	273.3	230.9	92.0
Less sublease rental income	(4.0)	(3.4)	—

Net rental expense	$269.3	$227.5	$92.0

Structured Lease Arrangements

As of December 31, 2003 and 2002, Valero had various long-term operating lease commitments (included in the table above) that were funded through structured lease arrangements with non-consolidated third party entities (the lessors). These leases were for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the production of refined products. The lessors constructed or purchased the related assets and then leased them to Valero. The assets held by these lessors were funded through equity contributions of the lessors ranging from 3% to 5% of the fair market value of the asset and borrowings from various financial institutions. Neither Valero, its affiliates nor any related parties held any interest in these lessors. For each lease, Valero had the option to purchase the leased assets at any time during the lease term for a price that approximated fair value. As of December 31, 2003, the total amount drawn on these structured lease arrangements was $531 million.

In the second quarter of 2003, Valero purchased TVP and certain convenience stores, which were subject to structured lease arrangements, for approximately $23 million and $215 million, respectively. Of the payment for the convenience stores, approximately $127 million was recorded as an increase to “property, plant and equipment” and approximately $88 million reduced an unfavorable lease obligation that was recorded in conjunction with the UDS Acquisition. In December 2003, Valero purchased OVP for $34.0 million.

In March 2004, Valero exercised its option to purchase the leased properties under each of its four remaining structured lease arrangements, and the leased properties were purchased through borrowings under Valero’s existing bank credit facilities.

Other Commitments

Valero has various purchase obligations under certain industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Many of Valero’s purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero’s usage requirements. The purchase obligations reflected below include both short-term and long-term obligations as of December 31, 2003, and are based on minimum quantities to be purchased and/or estimated prices to be paid under the agreements based on current market conditions. These purchase obligations are not reflected in the consolidated balance sheets.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future annual purchase obligations as of December 31, 2003 were as follows (in millions):

2004	$2,009.6
2005	1,161.0
2006	789.9
2007	775.6
2008	578.8
Remainder	841.5

Estimated future purchase obligations	$6,156.4

Accounts Receivable Sales Facility

As of December 31, 2002, Valero had an accounts receivable sales facility with a third-party financial institution to sell on a revolving basis up to $250 million of eligible trade and credit card receivables, which matures in October 2005. In June 2003, Valero amended its agreement to add two additional financial institutions to the program and to increase the size of its facility by $350 million to $600 million. Under this program, wholly owned subsidiaries of Valero sell an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of December 31, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees

In connection with the sale of the Golden Eagle Business, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro, which totaled approximately $40 million as of December 31, 2003. This lease expires in 2010.

Contingent Earn-Out Agreements

In connection with Valero’s acquisitions of the St. Charles Refinery in 2003, the Paulsboro Refinery in 1998 and Basis Petroleum, Inc. in 1997, the sellers are entitled to receive payments in any of the seven, five and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. The following table summarizes the payments made and payment limitations for these acquisitions (in millions):

	St. Charles	Paulsboro	Basis
	Refinery	Refinery	Petroleum, Inc.

Payments made during the year ended December 31:
2001	$—	$20.0	$35.0
2002	—	—	23.9
2003	—	15.6	35.0
Aggregate payments made through 2003	—	35.6	104.2
Annual maximum limit	50.0	N/A	35.0
Aggregate limit	175.0	N/A	200.0

No future earn-out payments related to the acquisition of the Paulsboro Refinery will be due as the term of the earn-out arrangement expired in September 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero accounts for any payments under these arrangements as an additional cost of the respective acquisition. As of December 31, 2003, $59.3 million of the aggregate earn-out payments had been attributed to property, plant and equipment and is being depreciated over the remaining lives of the assets to which the additional cost was allocated and $80.5 million had been attributed to goodwill and is not being amortized.

24. ENVIRONMENTAL MATTERS

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as Valero’s own internal environmental policies.

The balance of and changes in the accruals for environmental matters, which are principally included in “other long-term liabilities” described in Note 13, were as follows (in millions):

	December 31,

	2003	2002	2001

Balance as of beginning of year	$222.0	$170.8	$19.0
UDS Acquisition	—	60.2	119.7
Acquisition of St. Charles Refinery	20.8	—	—
Additions to accrual, net	6.7	19.1	35.4
Payments, net of third-party recoveries	(32.0)	(28.1)	(3.3)
Foreign currency translation	4.4	—	—

Balance as of end of year	$221.9	$222.0	$170.8

The balance of accruals for environmental matters are included in the consolidated balance sheet as follows (in millions):

	December 31,

	2003	2002

Accrued expenses	$23.5	$30.5
Other long-term liabilities	198.4	191.5

Accruals for environmental matters	$221.9	$222.0

In connection with its various acquisitions, Valero assumed several environmental liabilities including, but not limited to, certain remediation obligations, site restoration costs and certain liabilities relating to soil and groundwater contamination. The additional accrual related to the UDS Acquisition in 2002 was primarily to conform the assessment of environmental liabilities resulting from the UDS Acquisition by utilizing the same 20-year time period over which environmental liabilities are determined under Valero’s policy.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero’s liability in proportion to other parties, improvements in cleanup technologies, and the extent to which environmental laws and regulations may change in the future.

25. LITIGATION MATTERS

Unocal

In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against five other major refiners.

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against any future '393 or '126 patent enforcement activity by Unocal. In November 2003, an administrative law judge dismissed the FTC’s case against Unocal, which the FTC staff appealed to the full Commission. Oral argument for that appeal occurred on March 10, 2004.

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

Unocal’s patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material adverse effect on Valero’s results of operations and financial position.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MTBE Litigation

Valero is a defendant in more than 50 cases pending in at least 15 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Almost all of these cases have been filed since September 30, 2003 in anticipation of a pending federal energy bill that may contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. Although an adverse result in one or more of these suits is reasonably possible (as defined in FASB Statement No. 5), Valero believes that such an outcome in any one of these suits would not have a material adverse effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material adverse effect on Valero’s results of operations and financial position.

Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on Valero’s results of operations, financial position or liquidity.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Valero’s results of operations by quarter for the years ended December 31, 2003 and 2002 were as follows (in millions, except per share amounts):

	2003 Quarter Ended (a)

	March 31	June 30	September 30	December 31

Operating revenues	$9,693.1	$8,843.8	$9,922.3	$9,509.4
Operating income	358.1	274.4	357.4	232.1
Net income	170.4	128.4	191.1	131.6
Earnings per common share	1.58	1.12	1.62	1.07
Earnings per common share – assuming dilution	1.51	1.08	1.50	1.01

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Operating revenues	$5,588.8	$7,222.6	$8,118.8	$8,117.7
Operating income	0.2	100.1	130.3	240.3
Net income (loss)	(38.6)	11.3	29.8	89.0
Earnings (loss) per common share	(0.37)	0.11	0.28	0.83
Earnings (loss) per common share – assuming dilution	(0.37)	0.10	0.27	0.81

(a)	Includes the operations of the St. Charles Refinery beginning July 1, 2003.

27. SUBSEQUENT EVENTS

Acquisition of Aruba Refinery

On February 4, 2004, Valero executed a purchase agreement to acquire El Paso Corporation’s 315,000 barrel-per-day refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations. The total purchase price for the Aruba Refinery and related operations is $465 million plus $162 million for working capital. The working capital amount excludes certain inventories owned by a third-party marketing firm under an existing agreement, which Valero plans to acquire upon termination of such agreement (which will occur on or about May 4, 2004) for an amount estimated to be approximately $40 million based on volumes and prices as of March 4, 2004. The acquisition, which was approved by the boards of both companies, will be financed with $200 million in cash, approximately $21 million in borrowings under existing credit facilities, and $406 million in net proceeds from the issuance of Valero common stock through a public offering discussed in Note 15 under “Common Stock Offerings.” The additional inventory to be purchased from the third-party marketing firm described above will be funded through borrowings under Valero’s existing credit facilities. Closing of the transaction occurred on March 5, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. RECLASSIFICATIONS TO 2001 CONSOLIDATED INCOME STATEMENT

Certain amounts in the 2001 consolidated statement of income, as set forth in the table below, were reclassified to conform to the 2003 and 2002 presentation (in millions):

	2001	Reclassification	As Revised

Cost of sales (Cost of sales and operating expenses in 2001)	$13,684.0	$(938.8)	$12,745.2
Refining operating expenses	—	845.5	845.5
Retail selling expenses	—	5.8	5.8
Administrative expenses (Selling and administrative expenses in 2001)	165.2	(12.5)	152.7
Depreciation and amortization expense (Depreciation expense in 2001)	137.7	100.0	237.7

The income statement reclassifications principally reflect the separate presentation of amounts previously included in cost of sales and operating expenses. Refining operating expenses and retail selling expenses have been separately presented, consistent with Valero’s 2003 and 2002 segment disclosures, and amortization expense has been combined with depreciation expense. In addition, revisions have been made to the 2001 consolidated statement of cash flows to conform to 2003 and 2002 classifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is furnished in Valero’s Current Report on Form 8-K dated March 10, 2004 (filed March 12, 2004). The matter is not further disclosed in this report (per Instruction 1 to Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Valero’s management has evaluated, with the participation of Valero’s principal executive and principal financial officers, the effectiveness of Valero’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There has been no change in Valero’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero’s internal control over financial reporting.

PART III

ITEMS 10-14.

Certain information about directors, executive officers, equity compensation plans and principal accountant fees and services required by Items 10 through 14 of Form 10-K is incorporated herein by reference to Valero’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which Valero will file with the Commission before April 30, 2004. Certain information required by Item 401 of Regulation S-K concerning Valero’s executive officers appears in Part I of this report.

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

     3.     Exhibits. Filed as part of this Form 10-K are the following exhibits:

2.01	—	Stock Purchase Agreement (Refinery) dated February 4, 2004 among Coastal Stock Company Limited, Coastal Cayman Finance Ltd., Coastal Austral Ltd., Coastal TDF Ltd. and Valero Aruba Acquisition Company I, Ltd. - incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated March 5, 2004, and filed March 9, 2004.

2.02	—	Stock Purchase Agreement (Coker) effective as of February 4, 2004 between Coscol Petroleum Corporation and Valero Aruba Acquisition Company I, Ltd. - incorporated by reference to Exhibit 2.2 to Valero’s Current Report on Form 8-K dated March 5, 2004, and filed March 9, 2004.

2.03	—	Purchase and Sale Agreement dated as of May 13, 2003 among Orion Refining Corporation, Valero Energy Corporation and Valero Refining-New Orleans, L.L.C., as amended by the First Amendment to the Purchase and Sale Agreement dated as of June 13, 2003, and by the Second Amendment to the Purchase and Sale Agreement dated as of July 1, 2003 - incorporated by reference to Exhibit 2.1 to Valero’s Registration Statement on Form S-3, filed July 11, 2003 (file no. 333-106949).

2.04	—	First Amendment dated February 28, 2003 between El Paso Merchant Energy-Petroleum Company (formerly known as Coastal Refining & Marketing, Inc.) and Valero Refining-Texas, L.P. (successor-by-conversion to Valero Refining Company-Texas) to Refinery Lease Agreement dated May 25, 2001 - incorporated by reference to Exhibit 2.6 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.05	—	Refinery Lease Agreement dated May 25, 2001 between Coastal Refining & Marketing, Inc. and Valero Refining Company-Texas - incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.06	—	First Amendment dated February 28, 2003 among Coastal Liquids Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company to Pipeline and Terminal Lease Agreement dated May 25, 2001 - incorporated by reference to Exhibit 2.8 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.07	—	Pipeline and Terminal Lease Agreement dated May 25, 2001 among Coastal Liquids Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company - incorporated by reference to Exhibit 10.17 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.08	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, between Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 - incorporated by reference to Exhibit 2.2 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.09	—	Agreement and Plan of Merger, dated as of May 6, 2001, by and among Valero Energy Corporation and Ultramar Diamond Shamrock Corporation - incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated May 6, 2001, and filed May 10, 2001.

2.10	—	First Amendment dated May 14, 2000, to the Sale and Purchase Agreement For Exxon California Refining and Marketing Assets between Exxon Mobil Corporation and Valero Refining Company-California - incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated May 15, 2000, and filed May 30, 2000.

2.11	—	Sale and Purchase Agreement For Exxon California Refining and Marketing Assets, dated March 2, 2000, between Exxon Mobil Corporation and Valero Refining Company-California - incorporated by reference to Exhibit 2.7 to Valero’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

3.01	—	Amended and Restated Certificate of Incorporation of Valero Energy Corporation, formerly known as Valero Refining and Marketing Company-incorporated by reference to Exhibit 3.1 to Valero's Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

*3.02	—	Certificate of Amendment to Restated Certificate of Incorporation dated July 31, 1997.

*3.03	—	Certificate of Merger of Ultramar Diamond Shamrock Corporation with and into Valero Energy Corporation dated December 31, 2001.

*3.04	—	Amended and Restated Bylaws of Valero Energy Corporation (amended and restated as of January 15, 2004).

4.01	—	Rights Agreement between Valero Refining and Marketing Company and Harris Trust and Savings Bank, as Rights Agent - incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-8 (file no. 333-31709), filed July 21, 1997.

*4.02	—	Amendment to Rights Agreement dated as of June 30, 2000 between Valero Energy Corporation (formerly known as Valero Refining and Marketing Company), Harris Trust and Savings Bank, and Computershare Investor Services, LLC, as Rights Agent.

*4.03	—	Certificate of Designations of Junior Participating Preferred Stock, Series I of Valero Energy Corporation (formerly known as Valero Refining and Marketing Company) dated July 31, 1997.

4.04	—	Amended and Restated Declaration of Trust, dated as of June 28, 2000, of VEC Trust I (including Form of Preferred Security) - incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.05	—	Valero Energy Corporation Guarantee Agreement, dated as of June 28, 2000, relating to VEC Trust I (including Form of Preferred Security) - incorporated by reference to Exhibit 4.3 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.06	—	Purchase Contract Agreement, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York - incorporated by reference to Exhibit 4.4 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.07	—	Pledge Agreement, dated as of June 28, 2000, among Valero Energy Corporation, Bank One Trust Company, N.A. and The Bank of New York - incorporated by reference to Exhibit 4.5 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.08	—	Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of New York - incorporated by reference to Exhibit 3.4 to Valero’s Registration Statement on Form S-3 (file no. 333-56599), filed June 11, 1998.

4.09	—	First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due 2005) — incorporated by reference to Exhibit 4.6 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.10	—	Remarketing Agreement, dated as of June 28, 2000, among Valero Energy Corporation, VEC Trust I and Morgan Stanley & Co. Incorporated — incorporated by reference to Exhibit 4.8 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.11	—	Officer’s Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation (including Form of Note) - incorporated by reference to Exhibit 4.9 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.12	—	Officer’s Certificate dated as of April 15, 2002, delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of Valero’s publicly offered 6 1/8% Notes due 2007, 6 7/8% Notes due 2012, and 7 1/2% Notes due 2032 (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated April 10, 2002, and filed April 15, 2002.

4.13	—	Terms of Valero’s 6.311% Notes due 2007 issued to Core Bond Products LLC, as depositor of the Core Investment Grade Bond Trust I (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated November 15, 2002, and filed November 18, 2002.

4.14	—	Terms of Valero’s publicly offered 6.7% Notes due 2013 (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated December 10, 2002, and filed December 16, 2002.

4.15	—	Certificate of Designation of 2% Mandatory Convertible Preferred Stock — incorporated by reference to Exhibit 4.2.1 to Valero’s Registration Statement on Form S-3, filed July 11, 2003 (file no. 333-106949).

4.16	—	Form of 2% Mandatory Convertible Preferred Stock — incorporated by reference to Exhibit 4.2.2 to Valero’s Registration Statement on Form S-3, filed July 11, 2003 (file no. 333-106949).

+10.01	—	Valero Energy Corporation Executive Incentive Bonus Plan, as amended, dated as of April 23, 1997 - incorporated by reference to Exhibit 10.1 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.02	—	Valero Energy Corporation Executive Stock Incentive Plan, as amended, dated as of April 23, 1997 - incorporated by reference to Exhibit 10.2 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.03	—	Valero Energy Corporation 2001 Executive Stock Incentive Plan, dated as of May 10, 2001 — incorporated by reference to Appendix A to Valero’s Definitive Proxy Statement on Schedule 14A, filed March 28, 2001.

+*10.04	—	Valero Energy Corporation Deferred Compensation Plan, dated as of March 1, 1998, and First Amendment dated December 20, 2002.

+*10.05	—	Valero Energy Corporation Supplemental Executive Retirement Plan, amended and restated through July 25, 1997.

+10.06	—	Valero Energy Corporation 2003 Employee Stock Incentive Plan — incorporated by reference to Exhibit 4.6 to Valero’s Registration Statement on Form S-8, filed June 27, 2003 (File no. 333-106620).

+*10.07	—	Valero Energy Corporation Stock Option Plan, amended and restated as of December 3, 2002.

+10.08	—	Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors, as amended, dated as of April 23, 1997 - incorporated by reference to Exhibit 10.4 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.09	—	Valero Energy Corporation Non-Employee Director Stock Option Plan, as amended, dated as of April 23, 1997 - incorporated by reference to Exhibit 10.5 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.10	—	Form of Indemnity Agreement between Valero Energy Corporation (formerly known as Valero Refining and Marketing Company) and William E. Greehey - incorporated by reference to Exhibit 10.8 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.11	—	Schedule of Indemnity Agreements - incorporated by reference to Exhibit 10.9 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

+10.12	—	Change of Control Agreement (Tier I) dated March 19, 2003, between Valero Energy Corporation and William E. Greehey - incorporated by reference to Exhibit 10.8 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.13	—	Form of Change of Control Agreement (Tier II) dated March 19, 2003, between Valero Energy Corporation and Gregory C. King - incorporated by reference to Exhibit 10.9 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.14	—	Schedule of Change of Control Agreements (Tier II) - incorporated by reference to Exhibit 10.10 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.15	—	Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between Valero Energy Corporation and William E. Greehey - incorporated by reference to Exhibit 10.18 to Valero’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

+10.16	—	Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey - incorporated by reference to Exhibit 10.15 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2000.

+10.17	—	Amendment dated October 3, 2002 to Employment Agreement dated March 25, 1999, between Valero Energy Corporation and William E. Greehey - incorporated by reference to Exhibit 10.1 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

+*10.18	—	Performance Award Agreement dated January 15, 2004 between Valero Energy Corporation and William E. Greehey.

+*10.19	—	Schedule of Performance Award Agreements - Type A (CEO).

+*10.20	—	Performance Award Agreement dated January 15, 2004 between Valero Energy Corporation and Gregory C. King.

+*10.21	—	Schedule of Performance Award Agreements - Type B (other executive officers).

+*10.22	—	Restricted Unit Agreement dated October 29, 2003 between Valero Energy Corporation and William E. Greehey.

+*10.23	—	Stock Option Agreement dated July 18, 2001 between Valero Energy Corporation and William E. Greehey.

+*10.24	—	Schedule of Stock Option Agreements - Type A (CEO & executive officers).

+*10.25	—	Stock Option Agreement dated February 6, 2001 between William R. Klesse and Valero Energy Corporation (as successor to Ultramar Diamond Shamrock Corporation) - Type B (reload).

+*10.26	—	Stock Option Agreement dated April 24, 2003 between Valero Energy Corporation and Ruben M. Escobedo.

+*10.27	—	Schedule of Stock Option Agreements - Type C (non-employee directors).

+*10.28	—	Ultramar Diamond Shamrock Corporation Amended and Restated 1996 Long-Term Incentive Plan.

+*10.29	—	Restricted Stock Agreement dated October 29, 2003 between Valero Energy Corporation and Gregory C. King (an executive officer).

+*10.30	—	Schedule of Restricted Stock Agreements - Type A (executive officers).

+*10.31	—	Restricted Stock Agreement dated April 24, 2003 between Valero Energy Corporation and Jerry D. Choate (a non-employee director).

+*10.32	—	Schedule of Restricted Stock Agreements - Type B (non-employee directors).

*12.01	—	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*14.01	—	Code of Ethics for Senior Financial Officers.

*21.01	—	Valero Energy Corporation subsidiaries.

*23.01	—	Consent of Ernst & Young LLP, dated March 11, 2004.

*24.01	—	Power of Attorney, dated March 12, 2004 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	—	Valero Energy Corporation Audit Committee Pre-Approval Policy.

*99.02	—	Schedule of MTBE lawsuits.

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292.

Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

     (b)  Reports on Form 8-K. Valero filed and furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003.

(i) On October 27, 2003, Valero filed a Current Report on Form 8-K dated October 27, 2003 reporting Item 5 (Other Events) in connection with a presentation by Valero at an investor meeting in connection with the remarketing by Orion Refining Corporation of shares of Valero’s 2% Mandatory Convertible Preferred Stock that were previously issued by Valero to Orion as part of the purchase price for the St. Charles Refinery. Financial statements were not filed with this report.

(ii) On October 30, 2003, Valero furnished a Current Report on Form 8-K dated October 30, 2003 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero’s press release relating to its earnings announcement for the third quarter of 2003. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

(iii) On October 31, 2003, Valero filed a Current Report on Form 8-K dated October 28, 2003 reporting Item 5 (Other Events) in connection with Valero’s execution of an underwriting agreement for the public offering by Orion Refining Corporation of an aggregate of 8,460,000 shares of Valero’s 2% Mandatory Convertible Preferred Stock, liquidation preference $25 per share (the “Preferred Shares”), which are convertible into shares of Valero common stock (the “Common Shares” and, together with the Preferred Shares, the “Shares”). The Shares were registered under the Securities Act of 1933 pursuant to the registration statement of Valero on Form S-3 (file no. 333-106949). Financial statements were not filed with this report.

Governance Documents. Valero will post its corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of the committees of its board of directors on Valero’s internet website at http://www.valero.com on or before the date of Valero’s annual meeting of stockholders in 2004. Valero’s governance documents will be available in print to any stockholder of record that makes a written request to Valero. Inquiries must be directed to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 500, San Antonio, Texas 78292.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY CORPORATION (Registrant)

By	/s/ William E. Greehey

(William E. Greehey) Chairman of the Board and Chief Executive Officer

Date: March 12, 2004

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William E. Greehey, Michael S. Ciskowski and Jay D. Browning, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Greehey (William E. Greehey)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Michael S. Ciskowski (Michael S. Ciskowski)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ E. Glenn Biggs (E. Glenn Biggs)	Director	March 12, 2004

/s/ W.E. Bradford (W.E. Bradford)	Director	March 12, 2004

/s/ Ronald K. Calgaard (Ronald K. Calgaard)	Director	March 12, 2004

/s/ Jerry D. Choate (Jerry D. Choate)	Director	March 12, 2004

/s/ Ruben M. Escobedo (Ruben M. Escobedo)	Director	March 12, 2004

/s/ Bob Marbut (Bob Marbut)	Director	March 12, 2004

/s/ Susan Kaufman Purcell (Susan Kaufman Purcell)	Director	March 12, 2004