Form 10-Q
period 2004-03-31
VALERO ENERGY CORP/TX
filed 2004-05-07
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________________

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

The number of shares of the registrant's only class of common stock, $0.01 par value, outstanding as of April 30, 2004 was 128,728,899.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Millions of Dollars, Except Par Value)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$239.0	$369.2
Restricted cash	34.5	43.7
Receivables, net	1,679.4	1,327.7
Inventories	2,444.3	1,913.1
Deferred income taxes	211.9	118.7
Prepaid expenses and other	58.7	44.9

Total current assets	4,667.8	3,817.3

Property, plant and equipment, at cost	11,004.5	9,748.1
Accumulated depreciation	(1,647.7)	(1,553.0)

Property, plant and equipment, net	9,356.8	8,195.1

Intangible assets, net	311.7	320.2
Goodwill	2,400.3	2,401.7
Investment in Valero L.P.	264.6	264.5
Deferred charges and other assets, net	778.0	665.4

Total assets	$17,779.2	$15,664.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$201.6	$-
Accounts payable	3,012.4	2,288.2
Accrued expenses	342.8	355.6
Taxes other than income taxes	374.0	364.8
Income taxes payable	27.9	55.7

Total current liabilities	3,958.7	3,064.3

Long-term debt, less current portion	4,673.1	4,239.1

Capital lease obligations, less current portion	8.6	6.0

Deferred income tax liabilities	1,774.8	1,604.6

Other long-term liabilities	925.1	1,015.0

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
10,000,000 shares issued	202.4	200.5
Common stock, $0.01 par value; 300,000,000 shares authorized;
130,224,254 and 121,154,904 shares issued	1.3	1.2
Additional paid-in capital	4,357.1	3,922.6
Treasury stock, at cost; 5,174 and 888,467 shares	(0.3)	(41.4)
Retained earnings	1,712.2	1,482.7
Accumulated other comprehensive income	166.2	169.6

Total stockholders' equity	6,438.9	5,735.2

Total liabilities and stockholders' equity	$17,779.2	$15,664.2

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Millions of Dollars, Except per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$11,081.5	$9,693.1

Costs and expenses:
Cost of sales	9,758.9	8,582.7
Refining operating expenses	496.4	389.2
Retail selling expenses	165.1	171.2
Administrative expenses	83.2	74.8
Depreciation and amortization expense	140.7	117.1

Total costs and expenses	10,644.3	9,335.0

Operating income	437.2	358.1
Equity in earnings of Valero L.P.	9.8	1.5
Other income (expense), net	(0.1)	0.3
Interest and debt expense:
Incurred	(71.1)	(79.0)
Capitalized	9.3	3.9
Minority interest in net income of Valero L.P.	-	(2.4)
Distributions on preferred securities of
subsidiary trusts	-	(7.5)

Income before income tax expense	385.1	274.9
Income tax expense	137.0	104.5

Net income	248.1	170.4
Preferred stock dividends	3.1	-

Net income applicable to common stock	$245.0	$170.4

Earnings per common share	$ 1.95	$ 1.58
Weighted-average common shares outstanding
(in millions)	125.8	107.7

Earnings per common share
- assuming dilution	$ 1.82	$ 1.51
Weighted-average common equivalent shares
outstanding (in millions)	136.1	112.8

Dividends per common share	$ 0.12	$ 0.10

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$248.1	$170.4
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	140.7	117.1
Equity in earnings of Valero L.P. in excess of distributions	(0.1)	(1.5)
Minority interest in net income of Valero L.P.	-	2.4
Noncash interest expense and other income, net	2.4	4.8
Deferred income tax expense	98.2	58.2
Changes in current assets and current liabilities	(81.8)	135.0
Changes in deferred charges and credits and other, net	(77.9)	16.8

Net cash provided by operating activities	329.6	503.2

Cash flows from investing activities:
Capital expenditures	(246.0)	(127.9)
Deferred turnaround and catalyst costs	(120.4)	(27.3)
Exercise of purchase options under structured lease arrangements	(567.1)	-
Aruba Acquisition, net of cash acquired	(567.3)	-
Proceeds from contribution and sale of assets to Valero L.P.	-	350.0
Contingent payments in connection with acquisitions	(8.7)	-
Proceeds from dispositions of property, plant and equipment	6.6	-
Minor acquisitions and other investing activities, net	(1.6)	(9.2)

Net cash provided by (used in) investing activities	(1,504.5)	185.6

Cash flows from financing activities:
Decrease in short-term debt, net	-	(153.0)
Repayment of capital lease obligations	(0.1)	(289.3)
Long-term debt borrowings, net of issuance costs	2,520.1	449.6
Long-term debt repayments	(1,909.0)	(456.5)
Proceeds from the issuance of common units by Valero L.P.,
net of issuance costs	-	200.3
Cash distributions to minority interest in Valero L.P.	-	(3.6)
Proceeds from the sale of common stock, net of issuance costs	405.9	250.2
Issuance of common stock in connection with employee benefit plans	60.6	30.5
Common stock dividends	(15.5)	(10.7)
Preferred stock dividends	(1.3)	-
Purchase of treasury stock	(12.1)	(4.3)

Net cash provided by financing activities	1,048.6	13.2

Valero L.P.'s cash balance as of the date (March 18, 2003) that
Valero ceased consolidation of Valero L.P.	-	(336.1)

Effect of foreign exchange rate changes on cash	(3.9)	(3.9)

Net increase (decrease) in cash and temporary cash investments	(130.2)	362.0
Cash and temporary cash investments at beginning of period	369.2	378.9

Cash and temporary cash investments at end of period	$239.0	$740.9

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Millions of Dollars) (Unaudited)
	Three Months Ended March 31,
	2004	2003
Net income	$ 248.1	$ 170.4

Other comprehensive income (loss):
Foreign currency translation adjustment	(11.1)	50.1

Net gain on derivative instruments
designated and qualifying as cash flow hedges:
Net gain arising during the period,
net of income tax expense of $8.4 and $3.7	15.6	6.8
Net gain reclassified into income,
net of income tax expense of $4.3 and $0.7	(7.9)	(1.3)

Net gain on cash flow hedges	7.7	5.5

Other comprehensive income (loss)	(3.4)	55.6

Comprehensive income	$ 244.7	$ 226.0

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Financial information for the three months ended March 31, 2004 and 2003 included in the Condensed Notes to Consolidated Financial Statements is derived from Valero's unaudited consolidated financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

2. ACCOUNTING PRONOUNCEMENTS

FASB Staff Position 106-1
In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), including the effect of a federal subsidy provided for in the Act. The guidance of Staff Position No. FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. Valero sponsors a postretirement health care plan that provides prescription drug benefits. As of December 31, 2003, Valero made the one-time election to defer recognition of the effects of the Act in accounting for its accumulated postretirement benefit obligation and net periodic postretirement benefit cost related to its postretirement health care plan. That election may not be changed, and the deferral continues to apply until authoritative guidance on accounting for the Act, including the federal subsidy, is issued, or until a significant event occurs that ordinarily would call for remeasurement of the Plan’s assets and obligations. Specific authoritative guidance on accounting for the Act, including the federal subsidy, is expected in the second quarter of 2004 and the guidance, when issued, could require Valero to revise previously reported information.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s 315,000 barrel-per-day refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The purchase price was $465 million plus $162 million for working capital, based on estimated amounts at closing that are subject to adjustment as set out in the purchase agreement. The working capital amount excluded certain inventories owned by a third-party marketing firm under an agreement in existence on the date of acquisition, which Valero acquired upon termination of the agreement on May 4, 2004 for $67.8 million. Consideration for the purchase was in the form of $200 million in cash, approximately $21 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 7.8 million shares of Valero common stock through a public offering discussed in Note 8 under “Common Stock Offering.” The additional inventory purchased from the third-party marketing firm described above was funded through borrowings under Valero’s existing bank credit facilities. The results of operations of the Aruba Refinery are non-taxable through December 31, 2011.

Valero’s management believes that the acquisition of the Aruba Refinery strengthens Valero’s geographic and product diversification and will ensure a more secure supply of intermediate feedstocks and blendstocks to certain of its other refineries. Valero’s management also believes that the Aruba Acquisition increases Valero’s potential ability to take advantage of positive heavy sour crude oil fundamentals.

The purchase price was allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations. As of March 31, 2004, the preliminary purchase price allocation, including transaction costs related to the acquisition, was as follows (in millions):

Current assets	$ 297.0
Property, plant and equipment	469.0
Current liabilities	(135.4)
Capital lease obligations, less current portion	(3.2)

Total purchase price	627.4
Less unrestricted cash acquired	(60.1)

Purchase price, excluding unrestricted
cash acquired	$ 567.3

St. Charles Acquisition
On July 1, 2003, Valero completed the acquisition of the St. Charles Refinery (St. Charles Acquisition) from Orion Refining Corporation. Total consideration for the purchase, including various transaction costs incurred, was $510.4 million and included the issuance of 10 million shares of mandatory convertible preferred stock with a fair value of $22 per share. The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments as discussed in Note 15 under “Contingent Earn-Out Agreements.” As of December 31, 2003, the escrowed shares had been converted to cash which was held in escrow and was

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflected in “restricted cash” in the consolidated balance sheets. In January 2004, Valero released $8.7 million of the escrowed cash as prescribed by the purchase agreement.

In accordance with Statement No. 141, “Business Combinations,” the potential earn-out payments discussed above, or a portion of such potential payments, are required to be accrued as part of the business combination if the net fair value of the assets acquired and liabilities assumed exceeds the cost of the acquisition. Since the net fair value of the St. Charles Refinery will not be known until the completion of the pending independent appraisal and other evaluations, no potential earn-out payments have been recorded as of March 31, 2004.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the Aruba Acquisition occurred on January 1, 2004 and 2003 and the St. Charles Acquisition occurred on January 1, 2003. This pro forma information assumes:

o	7.8 million shares of common stock were sold and approximately $21 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004 and 2003, and
o	10 million shares of mandatory convertible preferred stock were issued in connection with the St. Charles Acquisition on January 1, 2003.

This pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Operating revenues	$11,552.9	$10,850.9
Operating income	421.8	316.2
Net income	231.4	150.8
Earnings per common share	1.77	1.29
Earnings per common share - assuming dilution	1.66	1.19

4. INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Refinery feedstocks	$1,164.1	$738.2
Refined products and blendstocks	1,033.9	954.2
Convenience store merchandise	81.9	82.3
Materials and supplies	164.4	138.4

Inventories	$2,444.3	$1,913.1

As of March 31, 2004 and December 31, 2003, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $1.1 billion and $666 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of March 31, 2004 and December 31, 2003, Valero owned approximately 45.6% and 45.7%, respectively, of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. Financial information reported by Valero L.P. is summarized below (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues	$ 52.3	$ 31.8
Operating income	24.5	14.0
Net income	20.0	12.4

Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee (Administrative Fee) originally established at $5.2 million through July 2008. On March 11, 2004, an amendment to the Administrative Fee between Valero L.P. and Valero was approved. Under the amendment, which became effective on April 1, 2004, the new Administrative Fee is equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters (which is expected to total approximately $5.6 million annually and is charged directly to Valero L.P.) plus an annual fee of $1.2 million. The annual fee of $1.2 million will be increased by $1.2 million per year over the next four years. Also on March 11, 2004, the Board of Directors of Valero agreed that the general partner’s distribution provided for in Valero L.P.‘s partnership agreement, including incentive distributions, would be capped at 25% for all distributions in excess of $0.66 per unit per quarter. Valero L.P. also amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a simple majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

6. LONG-TERM DEBT

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its shelf registration statement. Interest is payable on April 1 and October 1 of each year beginning October 1, 2004. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds of this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

On March 29, 2004, Valero borrowed $200 million under a five-year term loan, which matures March 31, 2009. The loan bears interest based on Valero’s debt rating, currently at LIBOR plus 75 basis points. Principal payments begin March 2007 with a $50.0 million principal payment due at that time and semi-annual payments of $37.5 million due thereafter until maturity. The net proceeds from this borrowing were used to repay borrowings under Valero’s revolving bank credit facilities.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER LONG-TERM LIABILITIES

During the first quarter of 2004, other long-term liabilities decreased primarily as a result of the following:

o	In February 2004, Valero liquidated the outstanding amount of certain foreign currency exchange contracts for a net cash payment by Valero of approximately $34 million.
o	Valero contributed $25.0 million to its pension plans.

8. STOCKHOLDERS’ EQUITY

Common Stock Offering
On February 5, 2004, Valero sold in a public offering 7.8 million shares of its common stock, which included 1.0 million shares related to an overallotment option exercised by the underwriter, at a price of $53.25 per share and received proceeds, net of underwriter’s discount and commissions, of $405.9 million. These shares were issued under Valero’s shelf registration statement to partially fund the acquisition of the Aruba Refinery and related operations discussed in Note 3.

Cash Dividends
On April 29, 2004, Valero’s Board of Directors approved an increase in Valero’s quarterly cash dividend on common stock from $0.12 per share to $0.15 per share effective with the dividend payable on June 16, 2004 to holders of record at the close of business on May 19, 2004. Also on April 29, 2004, Valero’s Board of Directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on June 30, 2004 to holders of record on June 29, 2004.

Common Stock Purchases
Valero purchases shares of its common stock in open market transactions to meet its obligations under its employee benefit plans. Valero also purchases shares of its common stock from its employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions. During the three months ended March 31, 2004 and 2003, Valero purchased 0.2 million and 0.1 million shares of its common stock at a cost of $12.1 million and $4.3 million, respectively. During April 2004, Valero purchased in the open market 2.6 million shares of its common stock at a cost of $154.3 million to be used to satisfy Valero’s obligations under its employee benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Earnings per Common Share:
Net income	$ 248.1	$ 170.4
Preferred stock dividends	3.1	-

Net income applicable to common stock	$ 245.0	$ 170.4

Weighted-average common shares outstanding	125.8	107.7

Earnings per common share	$ 1.95	$ 1.58

Earnings per Common Share - Assuming Dilution:
Net income applicable to common equivalent shares	$ 248.1	$ 170.4

Weighted-average common shares outstanding	125.8	107.7
Effect of dilutive securities:
Stock options	3.9	2.9
Performance awards and other benefit plans	1.4	1.5
PEPS Units	-	0.7
Mandatory convertible preferred stock	5.0	-

Weighted-average common equivalent
shares outstanding	136.1	112.8

Earnings per common share - assuming dilution	$ 1.82	$ 1.51

The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2004	2003
Stock options	-	0.3

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Decrease (increase) in current assets:
Restricted cash	$9.1	$0.4
Receivables, net	(307.6)	(129.0)
Inventories	(344.8)	(153.9)
Prepaid expenses and other	(2.1)	(26.8)
Increase (decrease) in current liabilities:
Accounts payable	606.3	388.3
Accrued expenses	(26.0)	11.9
Taxes other than income taxes	10.9	40.3
Income taxes payable	(27.6)	3.8

Changes in current assets and current liabilities	$(81.8)	$135.0

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:

o	The amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of long-term debt and capital lease obligations.
o	The amounts shown above exclude the current assets and current liabilities acquired in connection with the Aruba Acquisition in 2004, which are reflected separately in the consolidated statement of cash flows, and the effect of certain noncash investing activities discussed below.
o	Certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

There were no significant noncash investing or financing activities for the three months ended March 31, 2004. For the three months ended March 31, 2003, noncash investing activities included:

o	the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143, "Accounting for Asset Retirement Obligations," and
o	adjustments to property, plant and equipment, accumulated depreciation, and certain current and noncurrent assets and liabilities associated with the ceasing of consolidation of Valero L.P. and the use of the equity method to account for Valero's investment in Valero L.P. effective March 18, 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Interest paid (net of amount capitalized)	$ 21.9	$ 31.1
Income taxes paid	73.2	43.6
Income tax refunds received	2.0	0.2

11. PRICE RISK MANAGEMENT ACTIVITIES

Interest Rate Risk
On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million. These interest rate swap contracts currently have an estimated pay rate of 1.72% and hedge $200 million of debt with an interest rate of 4.75%.

Current Period Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Fair value hedges	$ 3.3	$ 3.8
Cash flow hedges	(6.8)	0.7

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

The estimated amount of existing net gain included in “accumulated other comprehensive income” as of March 31, 2004 that is expected to be reclassified into income within the next 12 months was $10.5 million. As of March 31, 2004, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 21 months, with the majority of the transactions maturing in less than one year. For the three months ended March 31, 2004 and 2003, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION

Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended March 31, 2004:
Operating revenues from external customers	$9,655.1	$1,426.4	$-	$11,081.5
Intersegment revenues	837.9	-	-	837.9
Operating income (loss)	494.8	34.7	(92.3)	437.2

Three months ended March 31, 2003:
Operating revenues from external customers	8,208.4	1,484.7	-	9,693.1
Intersegment revenues	806.8	-	-	806.8
Operating income (loss)	390.7	46.8	(79.4)	358.1

Total assets by reportable segment were as follows (in millions):

	March 31, 2004	December 31, 2003
Refining	$ 15,020.1	$ 13,013.1
Retail	1,590.6	1,548.2
Corporate	1,168.5	1,102.9

Total consolidated assets	$ 17,779.2	$ 15,664.2

The entire balance of goodwill as of March 31, 2004 and December 31, 2003 has been included in the total assets of the refining reportable segment.

13. STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

both with and without dilution, for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

Three Months Ended March 31,
	2004	2003
Net income applicable to common stock, as reported	$ 245.0	$ 170.4
Deduct: Compensation expense on
stock options determined under
fair value method for all awards,
net of related tax effects	(4.3)	(4.6)

Pro forma net income applicable to common stock	$ 240.7	$ 165.8

Earnings per common share:
As reported	$ 1.95	$ 1.58
Pro forma	$ 1.91	$ 1.54

Net income, as reported	$ 248.1	$ 170.4
Deduct: Compensation expense on
stock options determined under
fair value method for all awards,
net of related tax effects	(4.3)	(4.6)

Pro forma net income	$ 243.8	$ 165.8

Earnings per common share - assuming dilution:
As reported	$ 1.82	$ 1.51
Pro forma	$ 1.79	$ 1.47

14. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to Valero’s defined benefit plans were as follows for the three months ended March 31, 2004 and 2003 (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 13.8	$ 11.7	$ 1.9	$ 2.8
Interest cost	12.2	11.3	4.0	4.7
Expected return on plan assets	(10.4)	(9.4)	-	-
Amortization of:
Prior service cost	0.6	0.7	(1.8)	0.4
Net loss	1.2	0.9	1.8	1.1

Net periodic benefit cost	$ 17.4	$ 15.2	$ 5.9	$ 9.0

Valero’s anticipated contributions to its pension plans during 2004 have not changed significantly from amounts previously disclosed in Valero’s consolidated financial statements for the year ended

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003. Valero has no minimum required contributions to its pension plans during 2004 under the Employee Retirement Income Security Act. For the three months ended March 31, 2004 and 2003, Valero contributed $25.0 million and $11.0 million, respectively, to its qualified pension plans.

15. COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility
As of March 31, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of March 31, 2004 and December 31, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Structured Lease Arrangements
As of December 31, 2003, Valero had various long-term operating lease commitments that were funded through structured lease arrangements with non-consolidated third-party entities. For each lease, Valero had the option to purchase the leased assets at any time during the lease term for a price that approximated fair value. In March 2004, Valero exercised its option to purchase the leased properties under each of its four remaining structured lease arrangements. The leased properties, which totaled $567.1 million, were purchased through borrowings under Valero’s existing bank credit facilities.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $40 million as of March 31, 2004. This lease expires in 2010.

Contingent Earn-Out Agreements
In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. No earn-out payments were made during the three months ended March 31, 2004 and 2003. The following table summarizes the payment limitations for these acquisitions (in millions):

	Basis Petroleum, Inc.	St. Charles Refinery
Aggregate payments made through
March 31, 2004	$104.2	$-
Annual maximum limit	35.0	50.0
Aggregate limit	200.0	175.0

Sale of Headquarters Facility
On January 20, 2004, Valero finalized an agreement to sell both of its current headquarters buildings for $27.3 million. Valero expects to complete the sale of the buildings by the end of the second quarter of 2004. Since the carrying value of these buildings was written down to their fair values less selling costs in the fourth quarter of 2003, no gain or loss is expected to be recognized in 2004 related to the disposition of these buildings.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Matters
The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero’s refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $1.5 billion will be required through 2006 for Valero to meet the Tier II specifications, of which approximately $550 million was expended through March 31, 2004. The aggregate estimate of expenditures includes amounts related to projects at two Valero refineries to provide hydrogen as part of the process of removing sulfur from gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include its ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates.

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero has completed its response to the request. Several other refiners have reached settlements with the EPA regarding this enforcement initiative. Though Valero has not been named in any proceeding, it has been discussing the possibility of settlement with the EPA regarding this initiative. Based in part upon announced settlements and evaluation of its relative position, Valero expects to incur penalties and related expenses in connection with a potential settlement of this enforcement initiative. Valero believes that any potential settlement penalties will be immaterial to its results of operations and financial position. However, Valero believes that any potential settlement with the EPA in this matter will require various capital improvements or changes in operating parameters, or both, at some or all of its refineries which could be material in the aggregate.

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

Litigation
Unocal
In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s ’393

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and ’126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its ’393 patent, Unocal prevailed against five other major refiners.

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against any future ’393 or ’126 patent enforcement activity by Unocal. In November 2003, an administrative law judge dismissed the FTC’s case against Unocal, which the FTC staff appealed to the full Commission. The Commission has not yet ruled on that appeal.

Each of the ’393 and ’126 patents is being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the ’393 or ’126 patents.

Unocal’s patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible (as defined in FASB Statement No. 5) that Valero will not prevail in the lawsuit, and an adverse result could have a material effect on Valero’s results of operations and financial position.

MTBE Litigation
Valero is a defendant in more than 60 cases pending in 16 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Almost all of these cases were filed on or after September 30, 2003 in anticipation of a pending federal energy bill that may contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. Although an adverse result in one or more of these suits is reasonably possible (as defined in FASB Statement No. 5), Valero believes that such an outcome in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position.

Other Litigation
Valero is also a party to additional claims and legal proceedings arising in the ordinary course of business. Valero believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading “Results of Operations - Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions. These forward-looking statements include, among other things, statements regarding:

o	future refining margins, including gasoline and heating oil margins;
o	future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
o	expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
o	anticipated levels of crude oil and refined product inventories;
o	Valero’s anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on Valero’s results of operations;
o	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada and elsewhere;
o	expectations regarding environmental and other regulatory initiatives; and
o	the effect of general economic and other conditions on refining and retail industry fundamentals.

Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

o	acts of terrorism aimed at either Valero’s facilities or other facilities that could impair Valero’s ability to produce and/or transport refined products or receive foreign feedstocks;
o	political conditions in crude oil producing regions, including the Middle East and South America;
o	the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
o	the domestic and foreign supplies of crude oil and other feedstocks;
o	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
o	the level of consumer demand, including seasonal fluctuations;
o	refinery overcapacity or undercapacity;
o	the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
o	environmental and other regulations at both the state and federal levels and in foreign countries;
o	the level of foreign imports of refined products;
o	accidents or other unscheduled shutdowns affecting Valero’s refineries, machinery, pipelines or equipment, or those of Valero’s suppliers or customers;

o	changes in the cost or availability of transportation for feedstocks and refined products;
o	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
o	cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
o	earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;
o	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
o	the introduction or enactment of federal or state legislation which may adversely affect Valero's business or operations;
o	changes in the credit ratings assigned to Valero's debt securities and trade credit;
o	changes in the value of the Canadian dollar relative to the U.S. dollar; and
o	overall economic conditions.

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

Overview
As of March 31, 2004, Valero, an independent refining and marketing company, owned and operated 15 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.4 million barrels per day.

Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,500 retail and wholesale branded outlets in the United States, Canada and Aruba under various brand names including Diamond Shamrock®, Shamrock®, Ultramar®, Valero®, and Beacon®. Valero’s operations are affected by:

o	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
o	seasonal factors, such as the demand for refined products; and
o	industry factors, such as movements in and the absolute price of crude oil, the demand for and prices of refined products, industry supply capacity and competitor refinery maintenance turnarounds.

Valero’s profitability is determined in large part by the spread between the price of refined products and the price of crude oil, referred to as the refined product margin. Additionally, since a significant percentage of Valero’s total throughput represents sour crude oil feedstocks, Valero’s profitability is also affected by the spread between sweet crude oil and sour crude oil prices, referred to as the sour crude oil discount. During the first quarter of 2004, refined product margins were at record levels and sour crude oil discounts were very favorable. Therefore, despite significant turnaround activity at several of Valero’s refineries, the results of operations reported for the first quarter of 2004 were very good. Valero expects the favorable industry fundamentals that resulted in the strong first quarter 2004 results to continue, as is more fully discussed in “Outlook” below.

During the first quarter of 2004, Valero continued its strategic growth through the acquisition of the Aruba Refinery, which has a throughput capacity of 315,000 barrels per day, and related marine, bunkering and marketing operations. The acquisition was partially funded through the sale of 7.8 million shares of Valero common stock in a public offering. The Aruba Refinery processes heavy, sour crude oil that generally sells at a discount to sweet crude oil. Valero believes that its acquisition of the Aruba Refinery will further enable Valero to benefit from expected wide sour crude oil discounts.

During the first quarter of 2004, Valero exercised its option to purchase the leased properties under each of the four structured lease arrangements that existed as of December 31, 2003. Valero purchased the leased properties for $567.1 million, using borrowings under its existing bank credit facilities. Valero issued $400 million of senior notes in March 2004 to refinance these borrowings under its existing bank credit facilities and to take advantage of favorable treasury rates. The notes comprise $200 million of five-year notes at a rate of 3.50% and $200 million of ten-year notes at a rate of 4.75%. Also in March 2004, Valero borrowed $200 million under a five-year term loan, which currently bears interest at LIBOR plus 75 basis points.

RESULTS OF OPERATIONS First Quarter 2004 Compared to First Quarter 2003

Financial Highlights (millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2004 (a)		2003		Change
Operating revenues	$11,081.5		$9,693.1		$1,388.4

Costs and expenses:
Cost of sales	9,758.9		8,582.7		1,176.2
Refining operating expenses	496.4		389.2		107.2
Retail selling expenses	165.1		171.2		(6.1)
Administrative expenses	83.2		74.8		8.4
Depreciation and amortization expense:
Refining	117.0		100.0		17.0
Retail	14.6		12.5		2.1
Administrative	9.1		4.6		4.5

Total costs and expenses	10,644.3		9,335.0		1,309.3

Operating income	437.2		358.1		79.1
Equity in earnings of Valero L.P. (b)	9.8		1.5		8.3
Other income (expense), net	(0.1)		0.3		(0.4)
Interest and debt expense:
Incurred	(71.1)		(79.0)		7.9
Capitalized	9.3		3.9		5.4
Minority interest in net income of Valero L.P. (b)	-		(2.4)		2.4
Distributions on preferred securities of
subsidiary trusts	-		(7.5)		7.5

Income before income tax expense	385.1		274.9		110.2
Income tax expense	137.0		104.5		32.5

Net income	248.1		170.4		77.7

Preferred stock dividends	3.1		-		3.1

Net income applicable to common stock	$245.0		$170.4		$74.6

Earnings per common share -
assuming dilution	$ 1.82		$ 1.51		$ 0.31

Earnings before interest, taxes, depreciation
and amortization (EBITDA) (c)	$ 587.6		$ 468.7		$ 118.9

Ratio of EBITDA to interest incurred (d)	8.3	x	5.9	x	2.4	x

__________
See the footnote references on page 27.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2004 (a)	2003	Change
Refining:
Operating income	$ 494.8	$ 390.7	$ 104.1
Throughput volumes (thousand barrels per day)	1,939	1,702	237
Throughput margin per barrel (e)	$ 6.28	$ 5.75	$ 0.53
Operating costs per barrel:
Refining operating expenses	$ 2.81	$ 2.54	$ 0.27
Depreciation and amortization	0.67	0.66	0.01

Total operating costs per barrel	$ 3.48	$ 3.20	$ 0.28

Charges:
Crude oils:
Sour	44%	46%	(2)%
Sweet	34	35	(1)

Total crude oils	78	81	(3)
Residual fuel oil	5	4	1
Other feedstocks and blendstocks	17	15	2

Total charges	100%	100%	-%

Yields:
Gasolines and blendstocks	50%	53%	(3)%
Distillates	29	29	-
Petrochemicals	4	3	1
Lubes and asphalts	3	4	(1)
Other products	14	11	3

Total yields	100%	100%	-%

Retail - U.S.:
Operating income	$ 3.1	$ 7.5	$ (4.4)
Company-operated fuel sites (average)	1,137	1,248	(111)
Fuel volumes (gallons per day per site)	4,513	4,272	241
Fuel margin per gallon	$ 0.095	$ 0.121	$ (0.026)
Merchandise sales	$ 216.8	$ 214.8	$ 2.0
Merchandise margin (percentage of sales)	28.8%	28.7%	0.1%
Margin on miscellaneous sales	$ 23.1	$ 21.8	$ 1.3
Retail selling expenses	$ 118.1	$ 126.5	$ (8.4)

Retail - Northeast:
Operating income	$ 31.6	$ 39.3	$ (7.7)
Fuel volumes (thousand gallons per day)	3,392	3,706	(314)
Fuel margin per gallon	$ 0.233	$ 0.237	$ (0.004)
Merchandise sales	$ 30.6	$ 24.4	$ 6.2
Merchandise margin (percentage of sales)	23.5%	21.5%	2.0%
Margin on miscellaneous sales	$ 5.0	$ 4.7	$ 0.3
Retail selling expenses	$ 47.0	$ 44.7	$ 2.3

______________
See the footnote references on page 27.

Refining Operating Highlights by Region (f)

	Three Months Ended March 31,
	2004 (a)	2003	Change
Gulf Coast:
Operating income	$ 272.8	$ 135.9	$ 136.9
Throughput volumes (thousand barrels per day)	1,007	765	242
Throughput margin per barrel (e)	$ 6.56	$ 5.39	$ 1.17
Operating costs per barrel:
Refining operating expenses	$ 2.91	$ 2.75	$ 0.16
Depreciation and amortization	0.67	0.67	-

Total operating costs per barrel	$ 3.58	$ 3.42	$ 0.16

Mid-Continent:
Operating income	$ 47.5	$ 39.5	$ 8.0
Throughput volumes (thousand barrels per day)	289	256	33
Throughput margin per barrel (e)	$ 4.99	$ 4.96	$ 0.03
Operating costs per barrel:
Refining operating expenses	$ 2.63	$ 2.63	$ -
Depreciation and amortization	0.55	0.61	(0.06)

Total operating costs per barrel	$ 3.18	$ 3.24	$ (0.06)

Northeast:
Operating income	$ 122.0	$ 119.2	$ 2.8
Throughput volumes (thousand barrels per day)	387	368	19
Throughput margin per barrel (e)	$ 5.78	$ 5.68	$ 0.10
Operating costs per barrel:
Refining operating expenses	$ 1.78	$ 1.58	$ 0.20
Depreciation and amortization	0.53	0.50	0.03

Total operating costs per barrel	$ 2.31	$ 2.08	$ 0.23

West Coast:
Operating income	$ 52.5	$ 96.1	$ (43.6)
Throughput volumes (thousand barrels per day)	256	313	(57)
Throughput margin per barrel (e)	$ 7.41	$ 7.34	$ 0.07
Operating costs per barrel:
Refining operating expenses	$ 4.18	$ 3.09	$ 1.09
Depreciation and amortization	0.98	0.83	0.15

Total operating costs per barrel	$ 5.16	$ 3.92	$ 1.24

______________
See the footnote references on page 27.

Average Market Reference Prices and Differentials (dollars per barrel) (g)

	Three Months Ended March 31,
	2004	2003	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$ 35.24	$ 34.07	$ 1.17
WTI less sour crude oil at U.S. Gulf Coast (h)	3.73	3.28	0.45
WTI less Alaska North Slope (ANS) crude oil	1.09	0.82	0.27
WTI less Maya crude oil	9.38	7.64	1.74

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	8.22	5.81	2.41
No. 2 fuel oil less WTI	2.65	5.20	(2.55)
Propylene less WTI	9.15	1.93	7.22
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.33	6.13	2.20
Low-sulfur diesel less WTI	4.09	6.04	(1.95)
U.S. Northeast:
Conventional 87 gasoline less WTI	8.69	5.50	3.19
No. 2 fuel oil less WTI	4.02	8.10	(4.08)
Lube oils less WTI	24.31	19.02	5.29
U.S. West Coast:
CARBOB 87 gasoline less ANS	16.55	14.37	2.18
Low-sulfur diesel less ANS	9.92	7.15	2.77

_________________________________________________

The following notes relate to references on pages 24 through 27.

(a)	Includes the operations related to the St. Charles and Aruba Acquisitions, which were acquired on July 1, 2003 and March 5, 2004, respectively.
(b)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(c)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other ” on page 30.
(d)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in "Results of Operations – Corporate Expenses and Other" on page 30.
(e)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(f)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles and Aruba Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(g)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The CARBOB 87 gasoline differential for 2003 represents CARB 87 gasoline through October 31, 2003, which includes MTBE as a blending component. Prices for products meeting these specificiations ceased to be available after October 31, 2003. The average market prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.
(h)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero’s net income for the three months ended March 31, 2004 was $248.1 million, or $1.82 per share, compared to net income of $170.4 million, or $1.51 per share, for the three months ended March 31, 2003.

Operating revenues increased 14% for the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $79.1 million from the first quarter of 2003 to the first quarter of 2004 due to a $104.1 million increase in the refining segment, offset by a $12.1 million decrease in the retail segment and a $12.9 million increase in administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero’s refining segment increased from $390.7 million for the first quarter of 2003 to $494.8 million for the first quarter of 2004, resulting from a 14% increase in throughput volumes and an increase in refining throughput margin of $0.53 per barrel, or 9%.

The increase in total throughput margin in 2004 was due to the following factors:

o	Gasoline margins increased in all of Valero’s refining regions in the first quarter of 2004 compared to the first quarter of 2003 due to strong gasoline demand and lower inventory levels. Gasoline demand is up significantly in 2004 primarily due to strong U.S. and global economic activity and the continued growth of SUV and light truck ownership. Inventory levels have declined due to the strong demand, industry-wide refinery turnaround activity and lower imports.
o	Discounts on Valero’s sour crude oil feedstocks during the first quarter of 2004 improved compared to the first quarter of 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, the Tier II gasoline regulations have caused an increased demand for sweet crude oil by less complex refineries in order to lower the sulfur content of the gasoline they produce.
o	Petrochemical feedstock margins improved significantly in the first quarter of 2004 compared to the first quarter of 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
o	Throughput volumes increased in the first quarter of 2004 primarily due to the operations of the St. Charles and Aruba Refineries, which were acquired in July 2003 and March 2004, respectively.

Partially offsetting the above increases in throughput margin were lower distillate margins, an approximate $20 million reduction due to Valero ceasing consolidation of Valero L.P. in March 2003, and increased downtime resulting primarily from turnaround activity. Distillate margins declined in February and March 2004 primarily due to lower demand and above-average import levels. The downtime included both the completion of planned turnarounds at several Valero refineries, including the Wilmington, Benicia, Houston and St. Charles Refineries, and increased maintenance, which reduced throughput volumes during the quarter.

Refining operating expenses were 28% higher for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 due primarily to the acquisition of the St. Charles and Aruba Refineries, higher maintenance expenses as discussed above and increases in employee compensation, including variable compensation. However, due to an increase in throughput volumes between the periods, the increase in operating costs on a per-barrel basis was 11%. Refining depreciation and amortization expense increased 17% from the first quarter of 2003 to the first quarter of 2004 due to additional depreciation expense resulting from the acquisitions of the St. Charles and Aruba Refineries, capital additions and increased turnaround and catalyst amortization.

Retail

Retail operating income was $34.7 million for the quarter ended March 31, 2004 compared to $46.8 million for the quarter ended March 31, 2003. The decrease in retail operating income was due to lower retail fuel margins in the U.S. caused by a rapid rise in crude oil prices during the quarter which could not be fully passed through to consumers, as well as a decrease in fuel sales in the Northeast due mainly to the disposition of a portion of Valero’s home heating oil business in the second half of 2003.

Corporate Expenses and Other

Administrative expenses, including depreciation and amortization expense, increased $12.9 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Employee compensation and benefits, including variable compensation, increased approximately $11 million between the quarters.

Equity in earnings of Valero L.P. represents Valero’s equity interest in the earnings of Valero L.P. after March 18, 2003. On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in Valero L.P. The minority interest in net income of Valero L.P. represented the minority unitholders’ share of the net income of Valero L.P. during the period that Valero consolidated such operations.

Net interest and debt expense decreased $13.3 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 primarily due to:

o	a decrease in average borrowings outstanding during the quarter resulting in large part from the contribution and sale of assets to Valero L.P. during 2003,
o	a decrease in the average interest rate on borrowings, and
o	an increase in capitalized interest resulting from an increased amount of construction projects, including the Cameron Highway Oil Pipeline Project.

Distributions on preferred securities of subsidiary trusts decreased $7.5 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 due to the redemption of the 8.32% Trust Originated Preferred Securities in June 2003 and the settlement of the Premium Equity Participating Security Units in August 2003.

Income tax expense increased $32.5 million from the first quarter of 2003 to the first quarter of 2004 mainly as a result of higher operating income. Valero’s effective tax rate for the quarter ended March 31, 2004 decreased from the quarter ended March 31, 2003 as the results of operations of the Aruba Refinery are non-taxable through December 31, 2011.

The following is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended March 31,
	2004	2003
Net income	$ 248.1	$ 170.4
Income tax expense	137.0	104.5
Depreciation and amortization expense	140.7	117.1
Interest and debt expense, net	61.8	75.1
Other amortizations	-	1.6

EBITDA	$ 587.6	$ 468.7

The following is the computation of the ratio of EBITDA to interest incurred (in millions):

	Three Months Ended March 31,
	2004	2003
EBITDA	$ 587.6	$ 468.7
Divided by interest incurred	71.1	79.0
Ratio of EBITDA to interest incurred	8.3x	5.9x

Valero’s rationale for using the financial measures of EBITDA and the ratio of EBITDA to interest incurred, which are not defined under United States generally accepted accounting principles, are discussed in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2003 Compared to 2002 – Corporate Expenses and Other.”

OUTLOOK

Since the end of the first quarter of 2004, refining industry fundamentals have continued to improve, resulting in higher refined product margins and wider sour crude oil discounts. Despite the increase in the retail price of gasoline, demand is at record levels due primarily to the growth in the U.S. economy and SUV and light truck ownership and is expected to remain strong throughout the upcoming summer driving season. Gasoline margins are also benefiting from lower-than-normal inventory levels, a condition that is expected to continue due to the limited availability of additional refining capacity in the United States as almost all existing refining capacity is being used to satisfy current demand. In addition, imports are expected to be limited due to increased foreign demand attributable to a strong global economy, a heavy turnaround season in Europe and Asia, and difficulty that foreign refiners are expected to encounter in meeting the lower summer vapor pressure requirements and low-sulfur specifications required in the United States. Distillate margins have also improved since March 2004 as a result of higher domestic and foreign demand.

In regard to refinery feedstocks, sour crude oil discounts were strong during April 2004 and are expected to remain favorable for an extended period of time, partly due to the increased demand for sweet crude oil by less complex refiners as a result of the requirements for lower sulfur fuels that are now in effect. In addition, the supply of sour crude oils is increasing due to an increasing percentage of sour crude oil production, which should also support strong discounts. Incremental crude oil processed to meet the increasing world demand for light products is generating excess by-product resid which should continue to support wide discounts for heavy, high-sulfur crude oils.

Operationally, Valero expects to benefit during 2004 from its St. Charles and Aruba Acquisitions and from the completion of several turnaround and capital improvement projects. For the second quarter of 2004, throughput volume is expected to be 2.2 million barrels per day, compared to 1.9 million barrels per day during the first quarter of 2004. In addition, with the acquisition of the Aruba Refinery, the full-year operation of a coker unit at the Texas City Refinery and the expansion of the coker unit at the St. Charles Refinery, Valero has increased its coker capacity to 280,000 barrels per day. This will allow Valero to process more heavy sour crude oils and take advantage of the wider sour crude oil discounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2004 and 2003
Net cash provided by operating activities for the three months ended March 31, 2004 was $329.6 million compared to $503.2 million for the three months ended March 31, 2003. The decrease in cash generated from operating activities was due primarily to increased working capital requirements and cash used for deferred charges and credits in 2004, as further discussed below, partially offset by a favorable change in operating results as discussed above under “Results of Operations.” Changes in cash provided by or used for working capital during the first quarter of 2004 and 2003 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements. The primary changes for both quarters resulted from an increase in the level of Valero’s inventories and an increase in commodity prices during each respective quarter. The cash used for deferred items for the first quarter of 2004 was primarily attributable to:

o	the liquidation of the outstanding amount of certain foreign currency exchange contracts for a net cash payment of approximately $34 million, and
o	the contribution of $25 million to Valero's pension plans.

The net cash generated from operating activities, combined with approximately $406 million of proceeds from the sale of common stock, approximately $600 million of proceeds from the issuance of long-term debt, $60.6 million of proceeds from the issuance of common stock related to Valero’s benefit plans, and approximately $130 million of available cash on hand, were used to:

o	fund $366.4 million of capital expenditures and deferred turnaround and catalyst costs,
o	exercise options under structured lease arrangements to purchase $567.1 million of leased property,
o	fund the Aruba Acquisition of $567.3 million, net of cash acquired, and
o	pay common and preferred stock dividends of $16.8 million.

As discussed above, net cash provided by operating activities during the first quarter of 2003 was $503.2 million. The net cash generated from operating activities combined with approximately $250 million of proceeds from the sale of common stock in March 2003, $350 million of proceeds from the contribution and sale of certain assets to Valero L.P., and $30.5 million of proceeds from the issuance of common stock related to Valero’s benefit plans, were used to:

o	repay capital lease obligations of $289.3 million,
o	fund capital investments of $155.2 million and acquisitions of $15.1 million, and
o	pay common stock dividends of $10.7 million.

The remaining proceeds were used primarily to reduce borrowings under Valero’s committed and uncommitted bank credit facilities, with the remainder increasing Valero’s cash balance.

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s Aruba Refinery and related marine, bunkering and marketing operations. Consideration for the purchase, including various transaction costs incurred, consisted of $200 million in cash, approximately $21 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 7.8 million shares of Valero common stock.

Capital Investments
During the three months ended March 31, 2004, Valero expended $246.0  million for capital expenditures and $120.4 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2004 included $63.5 million to fund construction of gasoline desulfurization units at the Paulsboro, Quebec and Corpus Christi West Refineries in response to new low-sulfur regulations. In addition, $567.1 million was expended for the purchase of various leased properties, which were previously subject to structured lease arrangements (see Note 15 of Condensed Notes to Consolidated Financial Statements).

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. Based on actual margin levels through April 2004 and estimated margin levels through December 2004, the annual maximum limits of $35 million and $50 million, respectively, would be due for the applicable period ending in 2004, with $35 million to be paid in May 2004 and $50 million payable in early 2005.

For 2004, Valero expects to incur approximately $1.6 billion for capital investments, including approximately $1.3 billion for capital expenditures (approximately $670 million of which is for environmental projects) and approximately $285 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes the purchase of properties previously leased under four structured lease arrangements, as previously discussed. The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
As of March 31, 2004, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. Except as discussed below, there were no significant changes to Valero’s contractual obligations during the quarter ended March 31, 2004.

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its shelf registration statement. The net proceeds of this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

On March 29, 2004, Valero borrowed $200 million under a five-year term loan, which matures March 31, 2009. The loan bears interest based on Valero’s debt rating, currently at LIBOR plus 75 basis points. Principal payments begin March 2007 with a $50.0 million principal payment due at that time and semi-annual payments of $37.5 million due thereafter until maturity. The net proceeds from this borrowing were used to repay borrowings under Valero’s revolving bank credit facilities.

None of Valero’s agreements have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of certain downgrades of Valero’s senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, borrowings under some of Valero’s bank credit facilities and other arrangements would become more expensive.

Other Commercial Commitments
As of March 31, 2004, Valero’s committed lines of credit included (in millions):

		Borrowing Capacity	Expiration
3-year revolving credit facility		$ 750.0	December 2006
5-year revolving credit facility		$ 750.0	December 2006
Canadian revolving credit facility	Cdn.	$ 115.0	July 2005

As of March 31, 2004, Valero had $256.1 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $196.0 million of letters of credit outstanding under its committed facilities and Cdn. $7.8 million of letters of credit outstanding under its Canadian facility.

Under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was approximately 42% as of March 31, 2004.

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

Pension Plan Funded Status
Valero expects to contribute approximately $75 million to its pension plans during 2004, although no minimum contributions are required under the Employee Retirement Income Security Act. During the first three months of 2004, Valero contributed $25.0 million to its qualified pension plans.

Environmental Matters
Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero’s refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero’s environmental matters, see Condensed Note 15 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
As of March 31, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of March 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $40 million as of March 31, 2004. This lease expires in 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero’s critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero’s derivative commodity instruments as of March 31, 2004 and December 31, 2003 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

o	fair value hedges held to hedge refining inventories and unrecognized firm commitments,
o	cash flow hedges held to hedge forecasted feedstock or product purchases and refined product sales, and forecasted natural gas purchases,
o	economic hedges held to:
o	manage price volatility in refining inventories, and
o	manage price volatility in forecasted feedstock or product purchases and refined product sales, and forecasted natural gas purchases, and
o	trading activities held or issued for trading purposes.

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

	March 31, 2004
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	32,874	$36.60	N/A	$1,203.2	$1,198.8	$(4.4)
2005 (crude oil and refined products)	9	33.60	N/A	-	-	-
Futures - short:
2004 (crude oil and refined products)	43,705	N/A	$36.95	1,614.9	1,623.3	(8.4)
2005 (crude oil and refined products)	2	N/A	33.13	-	-	-

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	72,155	29.15	33.76	N/A	332.6	332.6
2005 (crude oil and refined products)	5,250	31.23	30.81	N/A	(2.2)	(2.2)
Swaps - short:
2004 (crude oil and refined products)	72,230	37.44	33.02	N/A	(318.9)	(318.9)
2005 (crude oil and refined products)	5,250	34.94	35.39	N/A	2.3	2.3
Futures - long:
2004 (crude oil and refined products)	22,233	35.82	N/A	796.4	834.2	37.8
2005 (crude oil and refined products)	200	31.68	N/A	6.3	6.2	(0.1)
Futures - short:
2004 (crude oil and refined products)	19,279	N/A	36.09	695.7	732.9	(37.2)
2005 (crude oil and refined products)	200	N/A	34.44	6.9	6.8	0.1

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	1,839	14.74	15.53	N/A	1.5	1.5
Swaps - short:
2004 (crude oil and refined products)	5,663	7.56	7.22	N/A	(1.9)	(1.9)
Futures - long:
2004 (crude oil and refined products)	14,933	36.97	N/A	552.1	544.5	(7.6)
Futures - short:
2004 (crude oil and refined products)	23,535	N/A	37.58	884.5	872.6	11.9
Options - long:
2004 (crude oil and refined products)	25,622	14.33	N/A	(0.6)	-	0.6
Options - short:
2004 (crude oil and refined products)	34,163	N/A	16.69	9.9	9.1	0.8
2005 (crude oil and refined products)	2,400	N/A	4.20	0.9	1.1	(0.2)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	7,490	20.33	23.02	N/A	20.1	20.1
2005 (crude oil and refined products)	1,200	21.48	22.34	N/A	1.0	1.0
Swaps - short:
2004 (crude oil and refined products)	8,790	20.65	18.39	N/A	(19.9)	(19.9)
2005 (crude oil and refined products)	1,200	23.16	22.66	N/A	(0.6)	(0.6)
Futures - long:
2004 (crude oil and refined products)	24,971	35.47	N/A	885.7	933.7	48.0
2005 (crude oil and refined products)	463	32.64	N/A	15.1	16.1	1.0
Futures - short:
2004 (crude oil and refined products)	24,788	N/A	35.33	875.7	920.6	(44.9)
2005 (crude oil and refined products)	203	N/A	31.75	6.4	7.7	(1.3)
Options - long:
2004 (crude oil and refined products)	10,452	10.19	N/A	5.3	14.5	9.2
Options - short:
2004 (crude oil and refined products)	9,765	N/A	10.69	(9.2)	(1.1)	(8.1)

	December 31, 2003
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	26,464	$31.72	N/A	$839.4	$860.1	$20.7
2005 (crude oil and refined products)	2	29.84	N/A	-	-	-
Futures - short:
2004 (crude oil and refined products)	36,110	N/A	$31.59	1,140.7	1,180.5	(39.8)

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	61,020	27.89	30.38	N/A	152.0	152.0
2004 (natural gas)	915	5.66	6.08	N/A	0.4	0.4
Swaps - short:
2004 (crude oil and refined products)	61,520	34.01	31.62	N/A	(147.3)	(147.3)
2004 (natural gas)	458	6.08	5.61	N/A	(0.2)	(0.2)
Futures - long:
2004 (crude oil and refined products)	17,266	32.05	N/A	553.5	567.2	13.7
Futures - short:
2004 (crude oil and refined products)	14,600	N/A	33.35	487.0	502.1	(15.1)
2004 (natural gas)	540	N/A	5.24	2.8	3.3	(0.5)

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	2,658	10.73	10.97	N/A	0.6	0.6
Swaps - short:
2004 (crude oil and refined products)	7,428	1.66	2.02	N/A	2.6	2.6
Futures - long:
2004 (crude oil and refined products)	16,604	37.25	N/A	618.5	622.9	4.4
Futures - short:
2004 (crude oil and refined products)	19,788	N/A	36.32	718.7	730.1	(11.4)
Options - long:
2004 (crude oil and refined products)	24,719	9.72	N/A	7.0	12.5	5.5
2004 (natural gas)	913	N/A	5.05	0.5	0.9	0.4
Options - short:
2004 (crude oil and refined products)	34,269	N/A	9.68	(13.7)	(13.2)	(0.5)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	8,330	17.09	18.43	N/A	11.2	11.2
Swaps - short:
2004 (crude oil and refined products)	8,675	18.99	17.75	N/A	(10.7)	(10.7)
Futures - long:
2004 (crude oil and refined products)	22,396	31.21	N/A	699.1	724.2	25.1
2005 (crude oil and refined products)	200	26.46	N/A	5.3	5.7	0.4
2004 (natural gas)	300	5.08	N/A	1.5	1.7	0.2
Futures - short:
2004 (crude oil and refined products)	21,416	N/A	31.79	680.8	703.6	(22.8)
2005 (crude oil and refined products)	200	N/A	31.71	6.3	6.7	(0.4)
2004 (natural gas)	300	N/A	5.75	1.7	1.8	(0.1)
Options - long:
2004 (crude oil and refined products)	12,671	13.62	N/A	3.7	8.0	4.3
Options - short:
2004 (crude oil and refined products)	7,647	N/A	8.56	(3.0)	(0.7)	(2.3)

INTEREST RATE RISK

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

	March 31, 2004
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$3,372.0	$4,445.0	$4,977.3
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	6.6%	6.8%
Floating rate	$-	$-	$278.0	$87.5	$75.0	$37.5	$478.0	$478.0
Average interest rate	-%	-%	2.5%	1.9%	1.9%	1.9%	2.3%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$650.0	$1,000.0	$8.0
Average pay rate	3.0%	3.9%	4.9%	5.4%	5.6%	6.4%	5.5%
Average receive rate	6.0%	6.0%	6.0%	5.8%	5.7%	5.6%	5.7%

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$2,972.0	$4,045.0	$4,452.4
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	7.0%	7.0%
Floating rate	$-	$-	$260.0	$-	$-	$-	$260.0	$260.0
Average interest rate	-%	-%	3.0%	-%	-%	-%	3.0%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$450.0	$800.0	$(10.8)
Average pay rate	3.7%	5.1%	6.1%	6.6%	6.6%	6.8%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.1%	6.1%	5.8%	6.0%

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million. These interest rate swap contracts currently have an estimated pay rate of 1.72% and hedge $200 million of debt with an interest rate of 4.75%.

FOREIGN CURRENCY RISK

During May 2002, Valero entered into foreign currency exchange contracts to hedge its exposure to exchange rate fluctuations on an investment in its Canadian operations that Valero intended to redeem in the future. In February 2004, Valero redeemed its remaining balance of this investment in its Canadian operations and, as a result, liquidated the outstanding amount of these foreign currency exchange contracts, as discussed further in “Liquidity and Capital Resources-Cash Flows for the Three Months Ended March 31, 2004 and 2003.”

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

McAdam, on behalf of the general public, and Communities for a Better Environment, a California non-profit organization v. Tosco Corporation, Ultramar Inc., et al., Superior Court of the State of California for the County of San Francisco, Case No. 300595 (filed January 19, 1999) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003). Communities for a Better Environment (CBE) is a non-profit organization that brought this lawsuit under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as California Proposition 65. CBE sued several energy companies, including Valero, alleging violations of the Safe Drinking Water and Toxic Enforcement Act of 1986 at several sites in California, including alleged releases of benzene and toluene into groundwater. Valero recently settled this matter on terms immaterial to Valero.

New Mexico Environment Department (Tucumcari terminal) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003). Valero had received a notice of violation from the New Mexico Environment Department (NMED) concerning an alleged violation of Title V of the Clean Air Act at Valero L.P.’s refined products terminal in Tucumcari, New Mexico. NMED alleged that the terminal operated as a Title V source from December 14, 1994 through September 6, 1998, and that the terminal failed to apply for a Title V permit during that time period. Valero recently settled this matter on terms immaterial to Valero.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). The SCAQMD has issued 11 violations to Valero’s Wilmington Refinery for alleged excess emissions and one permitting discrepancy. No penalties have been assessed for the alleged violations. Valero plans to negotiate with the SCAQMD to resolve these issues and expects to settle all of the alleged violations for an amount immaterial to Valero, but in excess of $100,000.

Item 2. Changes in Securities and Use of Proceeds

    (e)        Purchases of Equity Securities by the Issuer. The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2004	0	N/A	0	$ 361 million

February 2004	0	N/A	0	$ 361 million

March 2004	105,000	$ 57.89	0	$ 361 million

Total	105,000	$ 57.89	0	$ 361 million

(1)

All of the reported shares were purchased other than through a publicly announced stock purchase plan or program. The reported shares were purchased in open-market transactions to satisfy Valero’s obligations under its employee benefit plans.

(2)

Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit	3.1	Amended and Restated Bylaws of Valero Energy Corporation (amended and restated as of April 29, 2004)

Exhibit	12.1	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

Exhibit	31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit	32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

       (i)   On January 27, 2004, Valero furnished a Current Report on Form 8-K dated January 27, 2004 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero’s press release relating to its earnings announcement for the fourth quarter of 2003. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

       (ii)   On February 5, 2004, Valero filed a Current Report on Form 8-K dated February 4, 2004 reporting Item 5 (Other Events) in connection with Valero’s execution of an agreement to purchase El Paso Corporation’s refinery and related businesses located on the island of Aruba (the Aruba operations). With this Current Report, Valero also furnished a press release under Item 9 (Regulation FD Disclosure) relating to Valero’s announcement of its agreement to purchase the Aruba operations. Financial statements were not filed with this report. The information in the press release furnished under Item 9 of this Current Report is not incorporated by reference into any registration statement filed by Valero under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

       (iii)   On February 11, 2004, Valero filed a Current Report on Form 8-K dated February 5, 2004 reporting Item 5 (Other Events) in connection with Valero’s execution of an underwriting agreement for the public offering of an aggregate of up to 7,820,000 shares of Valero’s common stock, par value $.01 per share (the Shares). The Shares were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration No. 333-84820) of Valero. Financial statements were not filed with this report.

       (iv)   On March 9, 2004, Valero filed a Current Report on Form 8-K dated March 5, 2004 reporting Item 2 (Acquisition of Assets) in connection with Valero’s completion of its purchase of the Aruba refinery and related marine, bunkering and marketing operations from El Paso Corporation. Financial statements were not filed with this report.

       (v)   On March 12, 2004, Valero filed a Current Report on Form 8-K dated March 10, 2004 reporting Item 4 (Changes in Registrant’s Certifying Accountant) in connection with Valero’s dismissal on March 10, 2004 of Ernst & Young LLP and retention of KPMG LLP as Valero’s independent auditors for the fiscal year ending December 31, 2004. Financial statements were not filed with this report.

       (vi)   On March 25, 2004, Valero filed a Current Report on Form 8-K dated March 22, 2004 reporting Item 5 (Other Events) in connection with Valero’s execution of an underwriting agreement for the public offering of $200,000,000 aggregate principal amount of its 3.50% Notes due 2009, and $200,000,000 aggregate principal amount of its 4.75% Notes due 2014 (collectively, the Notes). The Notes were registered under the Securities Act of 1933, as amended, pursuant to the shelf registration statement (Registration No. 333-84820) of Valero. Financial statements were not filed with this report.

       (vii)   On March 30, 2004, Valero furnished a Current Report on Form 8-K dated March 30, 2004 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the slide presentation made by executives of Valero to certain investors at the Howard Weil Energy Conference. Financial statements were not filed with this report.

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

Date: May 7, 2004