Form 10-Q/A
period 2004-03-31
VALERO ENERGY CORP/TX
filed 2004-05-10
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Explanatory Note

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed solely to include Exhibits 3.1, 31.1 and 32.1, which were inadvertently omitted from the Form 10-Q filed on May 7, 2004. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Form 10-Q.

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

Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee (Administrative Fee) originally established at $5.2 million through July 2008. On March 11, 2004, an amendment to the Administrative Fee between Valero L.P. and Valero was approved. Under the amendment, which became effective on April 1, 2004, the new Administrative Fee is equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters (which is expected to total approximately $5.6 million annually and is charged directly to Valero L.P.) plus an annual fee of $1.2 million. The annual fee of $1.2 million will be increased by $1.2 million per year over the next four years. Also on March 11, 2004, the Board of Directors of Valero agreed that the general partner’s distribution provided for in Valero L.P.’s partnership agreement, including incentive distributions, would be capped at 25% for all distributions in excess of $0.66 per unit per quarter. Valero L.P. also amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a simple majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

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

Date: May 10, 2004