Form 10-Q
period 2004-06-30
VALERO ENERGY CORP/TX
filed 2004-08-06
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

One Valero Way
San Antonio, Texas
(Address of principal executive offices)
78249
(Zip Code)

(210) 345-2000
(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 30, 2004 was 127,844,549.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

 INDEX

RETURN TO INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$330.2	$369.2
Restricted cash	24.8	43.7
Receivables, net	1,941.1	1,327.7
Inventories	2,642.3	1,913.1
Deferred income taxes	161.9	118.7
Prepaid expenses and other	28.5	44.9

Total current assets	5,128.8	3,817.3

Property, plant and equipment, at cost	11,414.7	9,748.1
Accumulated depreciation	(1,751.3)	(1,553.0)

Property, plant and equipment, net	9,663.4	8,195.1

Intangible assets, net	302.1	320.2
Goodwill	2,435.3	2,401.7
Investment in Valero L.P.	264.5	264.5
Deferred charges and other assets, net	763.2	665.4

Total assets	$18,557.3	$15,664.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16.0	$-
Current portion of long-term debt and capital lease obligations	400.4	-
Accounts payable	3,142.5	2,288.2
Accrued expenses	620.5	355.6
Taxes other than income taxes	404.0	364.8
Income taxes payable	118.5	55.7

Total current liabilities	4,701.9	3,064.3

Long-term debt, less current portion	4,145.7	4,239.1

Capital lease obligations, less current portion	8.6	6.0

Deferred income tax liabilities	1,856.1	1,604.6

Other long-term liabilities	1,107.8	1,015.0

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
10,000,000 shares issued	204.3	200.5
Common stock, $0.01 par value; 300,000,000 shares authorized;
130,594,307 and 121,154,904 shares issued	1.3	1.2
Additional paid-in capital	4,361.2	3,922.6
Treasury stock, at cost; 2,922,594 and 888,467 shares	(179.9)	(41.4)
Retained earnings	2,322.6	1,482.7
Accumulated other comprehensive income	27.7	169.6

Total stockholders’ equity	6,737.2	5,735.2

Total liabilities and stockholders’ equity	$18,557.3	$15,664.2

See Condensed Notes to Consolidated Financial Statements.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues	$13,807.6	$8,843.8	$24,889.1	$18,536.9

Costs and expenses:
Cost of sales	11,818.0	7,830.9	21,576.9	16,413.6
Refining operating expenses	527.5	375.7	1,023.9	764.9
Retail selling expenses	176.7	171.7	341.8	342.9
General and administrative expenses	92.5	71.4	175.7	146.2
Depreciation and amortization expense	159.3	119.7	300.0	236.8

Total costs and expenses	12,774.0	8,569.4	23,418.3	17,904.4

Operating income	1,033.6	274.4	1,470.8	632.5
Equity in earnings of Valero L.P.	9.6	9.2	19.4	10.7
Other expense, net	(2.8)	(5.9)	(2.9)	(5.6)
Interest and debt expense:
Incurred	(77.8)	(68.5)	(148.9)	(147.5)
Capitalized	7.5	5.3	16.8	9.2
Minority interest in net income of Valero L.P.	-	-	-	(2.4)
Distributions on preferred securities of
subsidiary trusts	-	(7.5)	-	(15.0)

Income before income tax expense	970.1	207.0	1,355.2	481.9
Income tax expense	337.4	78.6	474.4	183.1

Net income	632.7	128.4	880.8	298.8
Preferred stock dividends	3.1	-	6.2	-

Net income applicable to common stock	$629.6	$128.4	$874.6	$298.8

Earnings per common share	$4.90	$1.12	$6.88	$2.69
Weighted-average common shares outstanding
(in millions)	128.4	114.3	127.1	111.0

Earnings per common share - assuming dilution	$4.56	$1.08	$6.41	$2.59
Weighted-average common equivalent shares
outstanding (in millions)	138.6	118.7	137.4	115.5

Dividends per common share	$0.15	$0.10	$0.27	$0.20

See Condensed Notes to Consolidated Financial Statements.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$880.8	$298.8
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	300.0	236.8
Equity in earnings of Valero L.P. in excess of distributions	-	(2.8)
Minority interest in net income of Valero L.P.	-	2.4
Noncash interest expense and other income, net	11.3	7.5
Deferred income tax expense	226.6	107.9
Changes in current assets and current liabilities	(142.7)	199.4
Changes in deferred charges and credits and other, net	(86.1)	(21.9)

Net cash provided by operating activities	1,189.9	828.1

Cash flows from investing activities:
Capital expenditures	(520.0)	(308.6)
Deferred turnaround and catalyst costs	(140.7)	(65.4)
Buyout of assests under structured lease arrangements	(567.1)	(238.3)
Aruba Acquisition, net of cash acquired	(548.2)	-
Proceeds from contribution and sale of assets to Valero L.P.	-	350.0
Contingent payments in connection with acquisitions	(53.4)	(35.0)
Proceeds from dispositions of property, plant and equipment	41.1	18.9
Minor acquisitions and other investing activities, net	(3.8)	(15.7)

Net cash used in investing activities	(1,792.1)	(294.1)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	16.0	(137.9)
Repayment of capital lease obligations	(0.3)	(289.3)
Long-term debt borrowings, net of issuance costs	3,673.7	2,434.1
Long-term debt repayments	(3,341.0)	(2,157.5)
Redemption of company-obligated preferred securities of
subsidiary trust	-	(200.0)
Proceeds from the issuance of common units by Valero L.P.,
net of issuance costs	-	200.3
Cash distributions to minority interest in Valero L.P.	-	(3.6)
Proceeds from the sale of common stock, net of issuance costs	405.9	250.2
Issuance of common stock in connection with employee benefit plans	88.8	38.5
Common stock dividends	(34.6)	(22.2)
Preferred stock dividends	(2.5)	-
Purchase of treasury stock	(235.7)	(19.7)

Net cash provided by financing activities	570.3	92.9

Valero L.P.'s cash balance as of the date (March 18, 2003) that
Valero ceased consolidation of Valero L.P.	-	(336.1)

Effect of foreign exchange rate changes on cash	(7.1)	27.8

Net increase (decrease) in cash and temporary cash investments	(39.0)	318.6
Cash and temporary cash investments at beginning of period	369.2	378.9

Cash and temporary cash investments at end of period	$330.2	$697.5

See Condensed Notes to Consolidated Financial Statements.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$632.7	$128.4	$880.8	$298.8

Other comprehensive income (loss):
Foreign currency translation adjustment	(18.6)	73.8	(29.7)	123.9

Net gain (loss) on derivative instruments
designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period,
net of income tax (expense) benefit of
$57.1, $(5.1), $48.7 and $(8.7)	(106.0)	9.4	(90.4)	16.2
Net gain reclassified into income,
net of income tax expense of
$7.5, $0.5, $11.8 and $1.2	(13.9)	(0.9)	(21.8)	(2.2)

Net gain (loss) on cash flow hedges	(119.9)	8.5	(112.2)	14.0

Other comprehensive income (loss)	(138.5)	82.3	(141.9)	137.9

Comprehensive income	$494.2	$210.7	$738.9	$436.7

See Condensed Notes to Consolidated Financial Statements.

RETURN TO INDEX

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2004 and 2003 included in the Condensed Notes to Consolidated Financial Statements is derived from Valero’s unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.     ACCOUNTING PRONOUNCEMENTS

FASB Staff Position 106-2
In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for sponsors of postretirement health care plans. Staff Position No. FAS 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004, and supersedes the guidance of Staff Position No. FAS 106-1 on the same subject, which allowed employers to defer accounting for the effects of the Act, including the effect of a federal subsidy provided for in the Act. For sponsors of postretirement health care plans that provide prescription drug benefits, Staff Position No. FAS 106-2 requires the sponsor to determine whether those benefits are actuarially equivalent to the Medicare prescription drug benefit, and, if so, to remeasure the postretirement benefit obligation, and the effect of such remeasurement on the net periodic postretirement benefit cost, on a retroactive or prospective basis at the election of the sponsor. Valero will apply Staff Position No. FAS 106-2 prospectively commencing in the third quarter of 2004. The adoption of Staff Position No. FAS 106-2 will not have a material effect on Valero’s accumulated

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postretirement benefit obligation or the net periodic postretirement benefit cost related to its postretirement health care plan.

3. ACQUISITIONS

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The purchase price was $465 million plus approximately $177 million for working capital, subject to final adjustment as set out in the purchase agreement. The working capital amount includes a preliminary post-closing adjustment and excludes amounts related to certain refined product inventories owned by a third-party marketing firm under an agreement in existence on the date of acquisition, pursuant to which Valero paid $67.8 million upon termination of the agreement on May 4, 2004. The purchase was funded with $200 million in existing cash, approximately $36 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 7.8 million shares of Valero common stock through a public offering discussed in Note 8 under “Common Stock Offering.” The additional amount paid to the third-party marketing firm described above was funded through borrowings under Valero’s existing bank credit facilities. The results of the Aruba Refinery’s operations are non-taxable in Aruba through December 31, 2011.

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

The purchase price was allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations, which are currently expected to be completed by the end of the year. As of June 30, 2004, the preliminary purchase price allocation was as follows (in millions):

Current assets	$321.2
Property, plant and equipment	479.7
Current liabilities	(152.5)
Capital lease obligation, less current portion	(3.2)
Other long-term liabilities	(3.6)

Total purchase price	641.6
Less cash acquired	(93.4)

Purchase price, excluding cash acquired	$548.2

St. Charles Acquisition
On July 1, 2003, Valero completed the acquisition of the St. Charles Refinery (St. Charles Acquisition) from Orion Refining Corporation. Total consideration for the purchase, including various transaction costs incurred and the release of certain escrowed amounts discussed below, was $529.0 million and included the issuance of 10 million shares of mandatory convertible preferred stock with a fair value of $22 per share. The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

environmental and regulatory obligations as well as for potential earn-out payments up to an aggregate of $175 million as discussed in Note 15 under “Contingent Earn-Out Agreements.” As of December 31, 2003, the escrowed shares had been converted to cash which was held in escrow and reflected in “restricted cash” in the consolidated balance sheet. Through June 30, 2004, Valero has released a total of $17.3 million of the escrowed cash as prescribed by the purchase agreement.

In accordance with FASB Statement No. 141, “Business Combinations,” the total potential earn-out payments of $175 million discussed above were recognized in “property, plant and equipment” (with $50 million recorded as a current liability in “accrued expenses” and $125 million recorded in “other long-term liabilities”) as part of the purchase price allocation since the net fair value of the assets acquired and liabilities assumed exceeded the cost of the acquisition by an amount greater than the potential earn-out amount. During the second quarter of 2004, an independent appraisal was completed and the resulting final purchase price allocation for the St. Charles Acquisition is summarized below (in millions). The amounts reflected include the accrual of the potential earn-out payments.

Inventories	$154.8
Property, plant and equipment	574.0
Accrued expenses	(50.5)
Other long-term liabilities	(149.3)

Total purchase price	$529.0

Unaudited Pro Forma Financial Information
The consolidated statements of income include the results of operations of the St. Charles Acquisition and the Aruba Acquisition commencing on July 1, 2003 and March 5, 2004, respectively. As a result, information for the three months ended June 30, 2004 presented below represents actual results of operations. The following unaudited pro forma financial information assumes that the Aruba Acquisition occurred on January 1, 2004 and 2003 and the St. Charles Acquisition occurred on January 1, 2003. This pro forma information assumes:
o	7.8 million shares of common stock were sold and approximately $36 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004 and 2003, and
o	10 million shares of mandatory convertible preferred stock were issued in connection with the St. Charles Acquisition on January 1, 2003.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$13,807.6	$9,813.6	$25,360.5	$20,664.6
Operating income	1,033.6	151.6	1,455.3	465.9
Net income	632.7	10.8	864.0	159.9
Earnings per common share	4.90	0.06	6.57	1.31
Earnings per common share - assuming dilution	4.56	0.06	6.13	1.23

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Refinery feedstocks	$1,184.8	$738.2
Refined products and blendstocks	1,214.4	954.2
Convenience store merchandise	84.4	82.3
Materials and supplies	158.7	138.4

Inventories	$2,642.3	$1,913.1

As of June 30, 2004 and December 31, 2003, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $1.2 billion and $666 million, respectively.

5.     INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of June 30, 2004 and December 31, 2003, Valero owned approximately 45.6% and 45.7%, respectively, of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. Financial information reported by Valero L.P. is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$55.7	$47.5	$108.0	$79.4
Operating income	24.6	22.3	49.1	36.3
Net income	19.7	18.1	39.7	30.5

Valero provides Valero L.P. with legal, accounting, treasury, engineering, information technology and other services for an annual fee (Administrative Fee) originally established at $5.2 million through July 2008. On March 11, 2004, an amendment to the Administrative Fee was approved. Under the amendment, which became effective on April 1, 2004, the new Administrative Fee is equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters plus an annual fee of $1.2 million. The annual fee of $1.2 million will be increased by $1.2 million per year over the next four years. For the three months ended June 30, 2004, the Administrative Fee charged to Valero L.P. was $1.9 million, which is reflected as a reduction of general and administrative expenses. In addition, Valero L.P. amended its partnership agreement effective March 11, 2004 to cap the general partner’s distribution, including incentive distributions, at 25% for all distributions in excess of $0.66 per unit per quarter. Valero L.P. also amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a simple majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

As of June 30, 2004 and December 31, 2003, Valero’s “receivables, net” included $4.1 million and $9.8 million, respectively, receivable from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of June 30, 2004 and

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003, Valero’s “accounts payable” included $18.0 million and $15.8 million, respectively, payable to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees. The following table summarizes the results of transactions with Valero L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expenses charged by Valero to Valero L.P.	$11.0	$7.5	$19.4	$13.2
Fees and expenses charged to Valero by Valero L.P.	54.8	47.1	106.2	78.8

6.     LONG-TERM DEBT

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its shelf registration statement. Interest is payable on April 1 and October 1 of each year beginning October 1, 2004. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds from this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

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

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million to hedge against changes in interest rates. These interest rate swap contracts have the effect of converting the $200 million of 4.75% Senior Notes from fixed rate to floating rate debt.

7.     OTHER LONG-TERM LIABILITIES

Changes in other long-term liabilities resulted primarily from the following:
o	the accrual of the $125 million long-term portion of the total potential earn-out payments related to the St. Charles Acquisition (as discussed in Note 3),
o	the liquidation in February 2004 of the outstanding amount of certain foreign currency exchange contracts resulting in a net cash payment by Valero of approximately $34 million,
o	an increase of approximately $29 million in the amount payable by Valero under its interest rate swap contracts due to a decrease in the fair value of such derivative instruments, and
o	a contribution of $25.0 million to Valero's qualified pension plans.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash Dividends
On July 15, 2004, Valero’s Board of Directors declared a regular quarterly cash dividend of $0.15 per common share payable September 9, 2004 to holders of record at the close of business on August 11, 2004. Also on July 15, 2004, Valero’s Board of Directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on September 30, 2004 to holders of record on September 29, 2004.

Common Stock Purchases
Valero purchases shares of its common stock in open market transactions to meet its obligations under its employee benefit plans. Valero also purchases shares of its common stock from its employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions. During the six months ended June 30, 2004 and 2003, Valero purchased 3.9 million and 0.5 million shares of its common stock at a cost of $235.7 million and $19.7 million, respectively.

Common Stock Split
On July 15, 2004, Valero’s Board of Directors approved a two-for-one split of Valero’s common stock, to be effected in the form of a stock dividend, subject to shareholder approval of an amendment to Valero’s certificate of incorporation to increase the number of authorized common shares. A special meeting of Valero’s shareholders is scheduled on September 13, 2004. If the amendment to Valero’s certificate of incorporation is approved, the payment of the stock dividend would occur on October 7, 2004 to stockholders of record on September 23, 2004.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings per Common Share:
Net income	$632.7	$128.4	$880.8	$298.8
Preferred stock dividends	3.1	-	6.2	-

Net income applicable to common stock	$629.6	$128.4	$874.6	$298.8

Weighted-average common shares outstanding	128.4	114.3	127.1	111.0

Earnings per common share	$4.90	$1.12	$6.88	$2.69

Earnings per Common Share - Assuming Dilution:
Net income applicable to
common equivalent shares	$632.7	$128.4	$880.8	$298.8

Weighted-average common shares outstanding	128.4	114.3	127.1	111.0
Effect of dilutive securities:
Stock options	3.8	2.7	3.8	2.8
Performance awards and other benefit plans	1.4	1.4	1.5	1.4
PEPS Units	-	0.3	-	0.3
Mandatory convertible preferred stock	5.0	-	5.0	-

Weighted-average common equivalent
shares outstanding	138.6	118.7	137.4	115.5

Earnings per common share - assuming dilution	$4.56	$1.08	$6.41	$2.59

The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	-	0.4	-	0.4

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2004	2003
Decrease (increase) in current assets:
Restricted cash	$18.9	$1.4
Receivables, net	(561.6)	514.7
Inventories	(570.3)	(215.3)
Prepaid expenses and other	2.9	(16.5)
Increase (decrease) in current liabilities:
Accounts payable	732.4	(34.2)
Accrued expenses	39.7	4.2
Taxes other than income taxes	39.5	(64.8)
Income taxes payable	155.8	9.9

Changes in current assets and current liabilities	$(142.7)	$199.4

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:
o	The amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, short-term debt, and current portion of long-term debt and capital lease obligations.
o	The amounts shown above exclude the current assets and current liabilities acquired in connection with the Aruba Acquisition in 2004, which are reflected separately in the consolidated statement of cash flows, and the effect of certain noncash investing activities discussed below.
o	Certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the six months ended June 30, 2004 included various adjustments to property, plant and equipment and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Aruba and St. Charles Acquisitions discussed in Note 3 (including recognition of the $175 million of potential earn-out payments related to the St. Charles Acquisition).

Noncash investing activities for the six months ended June 30, 2003 included:
o	the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143, “Accounting for Asset Retirement Obligations,” and
o	adjustments to property, plant and equipment, goodwill, and certain current and other noncurrent assets and liabilities associated with ceasing the consolidation of Valero L.P. and using the equity method to account for Valero’s investment in Valero L.P. effective March 18, 2003.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2004	2003
Interest paid (net of amount capitalized)	$120.9	$134.2
Income taxes paid	94.1	70.7
Income tax refunds received	2.0	1.2

11.     PRICE RISK MANAGEMENT ACTIVITIES

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fair value hedges	$ 0.5	$ (5.4)	$ 3.8	$ (1.6)
Cash flow hedges	(0.7)	3.3	(7.5)	4.0

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

During the three months ended June 30, 2004, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $106.0 million on certain cash flow hedges, primarily related to forward sales of distillate spreads, resulting in a cumulative loss on cash flow hedges of $109.4 million in “accumulated other comprehensive income” as of June 30, 2004. Valero expects that $106.6 million of this amount will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur over that period. The amount ultimately realized in income will differ as commodity prices change. As of June 30, 2004, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 18 months. For the six months ended June 30, 2004 and 2003, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     SEGMENT INFORMATION

Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended June 30, 2004:
Operating revenues from external customers	$12,224.6	$1,583.0	$-	$13,807.6
Intersegment revenues	938.2	-	-	938.2
Operating income (loss)	1,085.6	51.3	(103.3)	1,033.6

Three months ended June 30, 2003:
Operating revenues from external customers	7,430.0	1,413.8	-	8,843.8
Intersegment revenues	693.6	-	-	693.6
Operating income (loss)	279.2	74.4	(79.2)	274.4

Six months ended June 30, 2004:
Operating revenues from external customers	21,879.7	3,009.4	-	24,889.1
Intersegment revenues	1,776.1	-	-	1,776.1
Operating income (loss)	1,580.4	86.0	(195.6)	1,470.8

Six months ended June 30, 2003:
Operating revenues from external customers	15,638.4	2,898.5	-	18,536.9
Intersegment revenues	1,500.4	-	-	1,500.4
Operating income (loss)	669.9	121.2	(158.6)	632.5

Total assets by reportable segment were as follows (in millions):

	June 30, 2004	December 31, 2003
Refining	$15,674.6	$13,013.1
Retail	1,614.3	1,548.2
Corporate	1,268.4	1,102.9

Total consolidated assets	$18,557.3	$15,664.2

The entire balance of goodwill as of June 30, 2004 and December 31, 2003 has been included in the total assets of the refining reportable segment.

13.     STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income applicable to common stock,
as reported	$629.6	$128.4	$874.6	$298.8
Deduct: Compensation expense on stock
options determined under fair value method
for all awards, net of related tax effects	(4.3)	(4.2)	(8.6)	(8.8)

Pro forma net income applicable to
common stock	$625.3	$124.2	$866.0	$290.0

Earnings per common share:
As reported	$4.90	$1.12	$6.88	$2.69
Pro forma	$4.87	$1.09	$6.81	$2.61

Net income, as reported	$632.7	$128.4	$880.8	$298.8
Deduct: Compensation expense on stock
options determined under fair value method
for all awards, net of related tax effects	(4.3)	(4.2)	(8.6)	(8.8)

Pro forma net income	$628.4	$124.2	$872.2	$290.0

Earnings per common share - assuming dilution:
As reported	$4.56	$1.08	$6.41	$2.59
Pro forma	$4.53	$1.05	$6.35	$2.51

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to Valero’s defined benefit plans were as follows for the three and six months ended June 30, 2004 and 2003 (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$13.8	$11.7	$1.8	$2.8
Interest cost	12.1	11.4	3.9	4.7
Expected return on plan assets	(10.4)	(9.4)	-	-
Amortization of:
Prior service cost	0.7	0.6	(1.7)	0.4
Net loss	1.1	0.9	1.8	1.2

Net periodic benefit cost	$17.3	$15.2	$5.8	$9.1

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$27.6	$23.4	$3.7	$5.6
Interest cost	24.3	22.7	7.9	9.4
Expected return on plan assets	(20.8)	(18.8)	-	-
Amortization of:
Prior service cost	1.3	1.3	(3.5)	0.8
Net loss	2.3	1.8	3.6	2.3

Net periodic benefit cost	$34.7	$30.4	$11.7	$18.1

Valero’s anticipated contributions to its pension plans during 2004 have not changed significantly from amounts previously disclosed in Valero’s consolidated financial statements for the year ended December 31, 2003. Valero has no minimum required contributions to its pension plans during 2004 under the Employee Retirement Income Security Act. For the six months ended June 30, 2004 and 2003, Valero contributed $25.0 million and $21.0 million, respectively, to its qualified pension plans.

15.     COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility
As of June 30, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of June 30, 2004 and December 31, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

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

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under each of its four remaining structured lease arrangements. The leased properties, which totaled $567.1 million, were purchased through borrowings under Valero’s existing bank credit facilities.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of June 30, 2004. This lease expires in 2010.

Contingent Earn-Out Agreements
In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. In the second quarter of 2004 and 2003, Valero made earn-out contingency payments of $35.0 million each year to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc., which were recorded as increases to “goodwill.” Any future earn-out contingency payments related to the acquisition of Basis Petroleum, Inc., if and when earned, would also be recorded as increases to “goodwill.” As discussed in Note 3, the total potential earn-out contingency payments related to the St. Charles Acquisition have been accrued as part of the final purchase price allocation. The following table summarizes the aggregate payments made and payment limitations for these acquisitions (in millions):

	Basis Petroleum, Inc.	St. Charles Refinery
Aggregate payments made through June 30, 2004	$139.2	$-
Annual maximum limit	35.0	50.0
Aggregate limit	200.0	175.0

Sale of Headquarters Facility
On June 30, 2004, Valero completed the sale of both of its prior headquarters buildings for $27.3 million. Since the carrying value of these buildings had been written down to an amount based on this selling price in the fourth quarter of 2003, the disposition of the buildings resulted in no significant gain or loss in 2004.

Environmental Matters
The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be required at most of Valero’s refineries as a result of the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $1.7 billion will be required through 2008 for Valero to meet the Tier II specifications, of which approximately $620 million was expended through June 30, 2004. The aggregate estimate of expenditures includes amounts related to projects at two Valero refineries to provide hydrogen as part of the process of removing sulfur from gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include its ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units. Valero expects to meet all Tier II gasoline and diesel standards by their respective effective dates.

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request, and has not been named in any enforcement proceeding by the EPA. Several other refiners, however, have either reached global settlements with the EPA regarding this enforcement initiative or have been subject to enforcement proceedings by the EPA. In the absence of a settlement with the EPA, Valero believes that selected EPA enforcement action against Valero is reasonably possible. However, Valero believes that any risks associated with potential EPA enforcement are mitigated by Valero’s unilateral actions taken in response to the EPA’s enforcement initiative, namely, Valero’s undertaking of numerous emission reduction projects throughout its refining system and its adoption of much of the EPA’s enhanced initiative program. Valero will continue to make various capital improvements and continue to adopt much of the EPA’s enhanced initiative program. Expenditures related to these actions could be material in the aggregate.

Houston/Galveston SIP.  Valero’s Houston and Texas City Refineries are located in the Houston/Galveston area, which is classified as “severe nonattainment” for compliance with the EPA’s one-hour air-quality standard for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the one-hour ozone standard by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90% from a 1997-1999 average actual emissions baseline. Certain industry and business groups challenged the plan based on technical feasibility of the 90% NOx control and its effectiveness in meeting the ozone standard. In December 2002, the Texas Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative plan requires an 80% reduction in NOx emissions and a 64% reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA scrutiny and approval. Valero will be required to install NOx and HRVOC control and monitoring equipment and implement certain operating practices by 2007 at its Houston and Texas City Refineries at a cost estimated by Valero to be approximately $68 million based on the proposed TCEQ approach. Valero’s estimate represents an increase of $8 million over its previously disclosed estimate due primarily to an increase in the estimated costs for NOx emissions controls on fluid catalytic cracking units at the Houston and Texas City Refineries.

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

RETURN TO INDEX

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against any future '393 or '126 patent enforcement activity by Unocal. Although an administrative law judge ruled last November to dismiss the FTC’s charges, on July 7, 2004, the FTC reinstated its antitrust charges against Unocal.

The '393 and '126 patents are being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents.

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

MTBE Litigation
Valero is a defendant in approximately 60 cases pending in 16 states alleging MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are liable for manufacturing or distributing a defective product. Most of these cases were filed on or after September 30, 2003 in anticipation of a pending federal energy bill that was expected to contain provisions for MTBE liability protection. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner, supplier and marketer of gasoline containing MTBE. Valero does not own or operate physical facilities in most of the states where the suits are filed. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. Valero believes that it has several strong defenses to these claims and intends to vigorously defend the lawsuits. Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position.

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

RETURN TO INDEX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading “Results of Operations - Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipate,”“believe,” “expect,” “plan,” “intend,”“estimate,” “project,” “budget,” “forecast,”“will,” “could,” “should,” “may” and similar expressions. These forward-looking statements include, among other things, statements regarding:
o	future refining margins, including gasoline and distillate margins;
o	future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
o	expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
o	anticipated levels of crude oil and refined product inventories;
o	Valero’s anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on Valero’s results of operations;
o	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada and elsewhere;
o	expectations regarding environmental and other regulatory initiatives; and
o	the effect of general economic and other conditions on refining and retail industry fundamentals.

Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:
o	acts of terrorism aimed at either Valero’s facilities or other facilities that could impair Valero’s ability to produce and/or transport refined products or receive feedstocks;
o	political conditions in crude oil producing regions, including the Middle East and South America;
o	the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
o	the domestic and foreign supplies of crude oil and other feedstocks;
o	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
o	the level of consumer demand, including seasonal fluctuations;
o	refinery overcapacity or undercapacity;
o	the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
o	environmental and other regulations at both the state and federal levels and in foreign countries;
o	the level of foreign imports of refined products;
o	accidents or other unscheduled shutdowns affecting Valero’s refineries, machinery, pipelines or equipment, or those of Valero’s suppliers or customers;

RETURN TO INDEX

o	changes in the cost or availability of transportation for feedstocks and refined products;
o	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
o	cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
o	earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;
o	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
o	the introduction or enactment of federal or state legislation which may adversely affect Valero’s business or operations;
o	changes in the credit ratings assigned to Valero’s debt securities and trade credit;
o	changes in the value of the Canadian dollar relative to the U.S. dollar; and
o	overall economic conditions.

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

RETURN TO INDEX

Overview
As of June 30, 2004, Valero, an independent refining and marketing company, owned and operated 15 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.4 million barrels per day.

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

Valero’s profitability is determined in large part by the spread between the price of refined products and the price of crude oil, referred to as the refined product margin. Additionally, since a significant percentage of Valero’s total throughput represents sour crude oil feedstocks, Valero’s profitability is also affected by the spread between sweet crude oil and sour crude oil prices, referred to as the sour crude oil discount. The second quarter of 2004 continued to reflect the positive fundamentals experienced in the first quarter of 2004, resulting in refined product margins which were significantly in excess of the strong first quarter margins and sour crude oil discounts which were also very favorable. The strength of those fundamentals, combined with reliable operations at Valero’s refineries, significantly enhanced the results of operations reported for the three months ended June 30, 2004. This strong second quarter, combined with Valero’s positive results for the first quarter of 2004 despite significant turnaround activity at several of its refineries during that quarter, resulted in earnings per share of $6.41 reported by Valero for the six months ended June 30, 2004.

Operationally, Valero’s refineries had no major turnarounds and no significant unplanned downtime during the second quarter of 2004, thereby enabling Valero to benefit from the strong industry fundamentals discussed above. In addition, Valero benefited during the second quarter from a full quarter of operations at its Aruba Refinery, which was acquired on March 5, 2004 and has performed well since its acquisition.

As a result of Valero’s recent strong operating results and its expectations of continuing favorable industry fundamentals, Valero increased the dividend on its common stock from $0.12 to $0.15 per share in the second quarter of 2004.

RETURN TO INDEX

RESULTS OF OPERATIONS

Second Quarter 2004 Compared to Second Quarter 2003

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2004 (a)		2003		Change
Operating revenues	$13,807.6		$8,843.8		$4,963.8

Costs and expenses:
Cost of sales	11,818.0		7,830.9		3,987.1
Refining operating expenses	527.5		375.7		151.8
Retail selling expenses	176.7		171.7		5.0
General and administrative expenses	92.5		71.4		21.1
Depreciation and amortization expense:
Refining	135.2		101.8		33.4
Retail	13.3		10.1		3.2
General and administrative	10.8		7.8		3.0

Total costs and expenses	12,774.0		8,569.4		4,204.6

Operating income	1,033.6		274.4		759.2
Equity in earnings of Valero L.P.	9.6		9.2		0.4
Other expense, net	(2.8)		(5.9)		3.1
Interest and debt expense:
Incurred	(77.8)		(68.5)		(9.3)
Capitalized	7.5		5.3		2.2
Distributions on preferred securities of
subsidiary trusts	-		(7.5)		7.5

Income before income tax expense	970.1		207.0		763.1
Income tax expense	337.4		78.6		258.8

Net income	632.7		128.4		504.3
Preferred stock dividends	3.1		-		3.1

Net income applicable to common stock	$629.6		$128.4		$501.2

Earnings per common share -
assuming dilution	$4.56		$1.08		$3.48

Earnings before interest, taxes, depreciation
and amortization (EBITDA) (b)	$1,199.7		$387.5		$812.2

Ratio of EBITDA to interest incurred (c)	15.4	x	5.7	x	9.7	x
See the footnote references on page 28.

RETURN TO INDEX

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2004 (a)	2003	Change
Refining:
Operating income	$1,085.6	$279.2	$806.4
Throughput volumes (thousand barrels per day)	2,233	1,761	472
Throughput margin per barrel (d)	$8.60	$4.72	$3.88
Operating costs per barrel:
Refining operating expenses	$2.60	$2.34	$0.26
Depreciation and amortization	0.66	0.64	0.02

Total operating costs per barrel	$3.26	$2.98	$0.28

Charges:
Crude oils:
Sour	49%	44%	5%
Sweet	29	36	(7)

Total crude oils	78	80	(2)
Residual fuel oil	6	5	1
Other feedstocks and blendstocks	16	15	1

Total charges	100%	100%	-%

Yields:
Gasolines and blendstocks	47%	54%	(7)%
Distillates	30	28	2
Petrochemicals	3	3	-
Lubes, asphalts and No. 6 oil	7	9	(2)
Other products	13	6	7

Total yields	100%	100%	-%

Retail - U.S.:
Operating income	$31.2	$53.1	$(21.9)
Company-operated fuel sites (average)	1,122	1,209	(87)
Fuel volumes (gallons per day per site)	4,651	4,575	76
Fuel margin per gallon	$0.161	$0.179	$(0.018)
Merchandise sales	$240.8	$247.0	$(6.2)
Merchandise margin (percentage of sales)	28.4%	27.8%	0.6%
Margin on miscellaneous sales	$24.7	$23.2	$1.5
Retail selling expenses	$128.8	$125.3	$3.5

Retail - Northeast:
Operating income	$20.1	$21.3	$(1.2)
Fuel volumes (thousand gallons per day)	3,164	3,185	(21)
Fuel margin per gallon	$0.202	$0.213	$(0.011)
Merchandise sales	$34.0	$30.8	$3.2
Merchandise margin (percentage of sales)	24.8%	22.8%	2.0%
Margin on miscellaneous sales	$5.3	$5.5	$(0.2)
Retail selling expenses	$47.9	$46.4	$1.5
See the footnote references on page 28.

RETURN TO INDEX

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2004 (a)	2003	Change
Gulf Coast:
Operating income	$575.7	$71.5	$504.2
Throughput volumes (thousand barrels per day)	1,275	786	489
Throughput margin per barrel (d)	$8.14	$4.16	$3.98
Operating costs per barrel:
Refining operating expenses	$2.56	$2.51	$0.05
Depreciation and amortization	0.62	0.65	(0.03)

Total operating costs per barrel	$3.18	$3.16	$0.02

Mid-Continent:
Operating income	$126.7	$40.6	$86.1
Throughput volumes (thousand barrels per day)	296	274	22
Throughput margin per barrel (d)	$7.86	$4.43	$3.43
Operating costs per barrel:
Refining operating expenses	$2.60	$2.31	$0.29
Depreciation and amortization	0.56	0.50	0.06

Total operating costs per barrel	$3.16	$2.81	$0.35

Northeast:
Operating income	$136.3	$98.5	$37.8
Throughput volumes (thousand barrels per day)	363	379	(16)
Throughput margin per barrel (d)	$6.68	$4.84	$1.84
Operating costs per barrel:
Refining operating expenses	$1.93	$1.47	$0.46
Depreciation and amortization	0.63	0.52	0.11

Total operating costs per barrel	$2.56	$1.99	$0.57

West Coast:
Operating income	$246.9	$68.6	$178.3
Throughput volumes (thousand barrels per day)	299	322	(23)
Throughput margin per barrel (d)	$13.67	$6.20	$7.47
Operating costs per barrel:
Refining operating expenses	$3.56	$3.01	$0.55
Depreciation and amortization	1.02	0.84	0.18

Total operating costs per barrel	$4.58	$3.85	$0.73

See the footnote references on page 28.

RETURN TO INDEX

Average Market Reference Prices and Differentials (f)
(dollars per barrel)

	Three Months Ended June 30,
	2004	2003	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$38.32	$29.03	$9.29
WTI less sour crude oil at U.S. Gulf Coast (g)	4.95	3.88	1.07
WTI less Alaska North Slope (ANS) crude oil	1.30	1.99	(0.69)
WTI less Maya crude oil	8.71	7.18	1.53

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	12.95	4.89	8.06
No. 2 fuel oil less WTI	1.61	1.16	0.45
Propylene less WTI	9.70	7.86	1.84
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	14.36	8.14	6.22
Low-sulfur diesel less WTI	6.24	4.58	1.66
U.S. Northeast:
Conventional 87 gasoline less WTI	12.33	4.04	8.29
No. 2 fuel oil less WTI	2.73	2.96	(0.23)
Lube oils less WTI	24.12	26.59	(2.47)
U.S. West Coast:
CARBOB 87 gasoline less ANS	25.94	14.98	10.96
Low-sulfur diesel less ANS	19.01	5.89	13.12

The following notes relate to references on pages 25 through 28.
(a)	Includes a full quarter of operations related to the St. Charles Refinery, which was acquired on July 1, 2003, and the Aruba Acquisition, which was consummated on March 5, 2004.
(b)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 31.
(c)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations – Corporate Expenses and Other” on page 31.
(d)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(e)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles and Aruba Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(f)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The CARBOB 87 gasoline differential for 2003 represents CARB 87 gasoline, which includes MTBE as a blending component. Prices for products meeting these specifications ceased to be available after October 31, 2003. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.
(g)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

RETURN TO INDEX

General

Valero’s net income for the three months ended June 30, 2004 was $632.7 million, or $4.56 per share, compared to net income of $128.4 million, or $1.08 per share, for the three months ended June 30, 2003.

Operating revenues increased 56% for the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $759.2 million from the second quarter of 2003 to the second quarter of 2004 due to an $806.4 million increase in the refining segment, partially offset by a $23.1 million decrease in the retail segment and a $24.1 million increase in general and administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero’s refining segment increased from $279.2 million for the second quarter of 2003 to $1.1 billion for the second quarter of 2004, resulting from an increase in refining throughput margin of $3.88 per barrel, or 82%, and a 27% increase in throughput volumes.

The increase in total throughput margin in 2004 was due to the following factors:
o	Gasoline margins increased more than 70% in all of Valero’s refining regions in the second quarter of 2004 compared to the second quarter of 2003, and more than doubled in the Northeast region. The dramatic increase in gasoline margins was due to strong gasoline demand and lower inventory levels. Gasoline demand is up significantly in 2004 primarily due to strong U.S. and global economic activity and the continued growth of SUV and light truck ownership. Inventory levels have remained low due to the strong demand as well as reduced supply attributable to the new low-sulfur gasoline specifications, the banning of MTBE in certain markets, industry-wide refinery turnaround activity in the first quarter of 2004 and lower imports.
o	Overall, average distillate margins increased in the second quarter of 2004 compared to the second quarter of 2003, particularly in the West Coast region, due to increased foreign and U.S. demand resulting from improved economies and higher demand for jet fuel as air travel has increased throughout the world.
o	Discounts on Valero’s sour crude oil feedstocks during the second quarter of 2004 improved compared to the second quarter of 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, the Tier II gasoline regulations have caused an increased demand for sweet crude oil by refineries in order to lower the sulfur content of the gasoline they produce, and high gasoline margins have also increased the demand for sweet versus sour crude oil due to the higher gasoline content of sweet crude oil.
o	Petrochemical feedstock margins improved in the second quarter of 2004 compared to the second quarter of 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
o	Throughput volumes increased 472,000 barrels per day in the second quarter of 2004 primarily due to 219,000 barrels per day of throughput at the St. Charles Refinery and 227,000 barrels per day of throughput at the Aruba Refinery, which were acquired in July 2003 and March 2004, respectively.

Partially offsetting the above increases in throughput margin were lower margins on products such as asphalt, No. 6 oil, sulfur and petroleum coke due to a significant increase in the price of crude oil from the second quarter of 2003 to the second quarter of 2004.

RETURN TO INDEX

Refining operating expenses were 40% higher for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, due primarily to the acquisitions of the St. Charles and Aruba Refineries and an increase in employee compensation expense, including variable compensation. However, due to an increase in throughput volumes between the periods, the increase in operating costs on a per-barrel basis was 11%. Refining depreciation and amortization expense increased 33% from the second quarter of 2003 to the second quarter of 2004 due to additional depreciation expense resulting from the acquisitions of the St. Charles and Aruba Refineries, capital additions and increased turnaround and catalyst amortization.

Retail

Retail operating income was $51.3 million for the quarter ended June 30, 2004 compared to $74.4 million for the quarter ended June 30, 2003, with $21.9 million of the decrease attributable to U.S. operations. The decrease in U.S. retail operating income was due primarily to lower retail fuel margins caused by higher crude oil prices during much of the quarter and lower volumes due to fewer stores.

Corporate Expenses and Other

General and administrative expenses, including depreciation and amortization expense, increased $24.1 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Employee compensation and benefits increased approximately $25 million between the quarters, of which approximately $14 million related to the recognition of increased variable compensation expense as a result of improved financial performance in the second quarter of 2004 compared to the second quarter of 2003.

Net interest and debt expense increased $7.1 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 primarily due to an increase in average borrowings outstanding during the quarter resulting in large part from $567 million of additional borrowings used to purchase properties leased under structured lease arrangements in March 2004 and $200 million of additional borrowings to redeem the Trust Originated Preferred Securities in June 2003.

Distributions on preferred securities of subsidiary trusts decreased $7.5 million from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 due to the redemption of the 8.32% Trust Originated Preferred Securities in June 2003 and the settlement of the Premium Equity Participating Security Units in August 2003.

Income tax expense increased $258.8 million from the second quarter of 2003 to the second quarter of 2004 mainly as a result of higher operating income. Valero’s effective tax rate for the quarter ended June 30, 2004 decreased from the quarter ended June 30, 2003 as the results of the Aruba Refinery’s operations are non-taxable in Aruba through December 31, 2011.

RETURN TO INDEX

The following is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended June 30,
	2004	2003
Net income	$632.7	$128.4
Income tax expense	337.4	78.6
Depreciation and amortization expense	159.3	119.7
Interest and debt expense, net	70.3	63.2
Other amortizations	-	(2.4)

EBITDA	$1,199.7	$387.5

The following is the computation of the ratio of EBITDA to interest incurred (dollars in millions):

	Three Months Ended June 30,
	2004		2003
EBITDA	$1,199.7		$387.5
Divided by interest incurred	77.8		68.5
Ratio of EBITDA to interest incurred	15.4	x	5.7	x

Valero’s rationale for using the financial measures of EBITDA and the ratio of EBITDA to interest incurred, which are not defined under GAAP, is discussed in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2003 Compared to 2002 – Corporate Expenses and Other.”

RETURN TO INDEX

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2004 (a)		2003		Change
Operating revenues	$24,889.1		$18,536.9		$6,352.2

Costs and expenses:
Cost of sales	21,576.9		16,413.6		5,163.3
Refining operating expenses	1,023.9		764.9		259.0
Retail selling expenses	341.8		342.9		(1.1)
General and administrative expenses	175.7		146.2		29.5
Depreciation and amortization expense:
Refining	252.2		201.8		50.4
Retail	27.9		22.6		5.3
General and administrative	19.9		12.4		7.5

Total costs and expenses	23,418.3		17,904.4		5,513.9

Operating income	1,470.8		632.5		838.3
Equity in earnings of Valero L.P. (b)	19.4		10.7		8.7
Other expense, net	(2.9)		(5.6)		2.7
Interest and debt expense:
Incurred	(148.9)		(147.5)		(1.4)
Capitalized	16.8		9.2		7.6
Minority interest in net income of Valero L.P. (b)	-		(2.4)		2.4
Distributions on preferred securities of
subsidiary trusts	-		(15.0)		15.0

Income before income tax expense	1,355.2		481.9		873.3
Income tax expense	474.4		183.1		291.3

Net income	880.8		298.8		582.0
Preferred stock dividends	6.2		-		6.2

Net income applicable to common stock	$874.6		$298.8		$575.8

Earnings per common share -
assuming dilution	$6.41		$2.59		$3.82

EBITDA (c)	$1,787.3		$856.2		$931.1

Ratio of EBITDA to interest incurred (d)	12.0	x	5.8	x	6.2	x
See the footnote references on page 35.

RETURN TO INDEX

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2004 (a)	2003	Change
Refining:
Operating income	$1,580.4	$669.9	$910.5
Throughput volumes (thousand barrels per day) (e)	2,086	1,732	354
Throughput margin per barrel (f)	$7.52	$5.22	$2.30
Operating costs per barrel:
Refining operating expenses	$2.70	$2.44	$0.26
Depreciation and amortization	0.66	0.64	0.02

Total operating costs per barrel	$3.36	$3.08	$0.28

Charges:
Crude oils:
Sour	47%	45%	2%
Sweet	31	36	(5)

Total crude oils	78	81	(3)
Residual fuel oil	6	5	1
Other feedstocks and blendstocks	16	14	2

Total charges	100%	100%	-%

Yields:
Gasolines and blendstocks	49%	54%	(5)%
Distillates	30	28	2
Petrochemicals	3	3	-
Lubes, asphalts and No. 6 oil	7	8	(1)
Other products	11	7	4

Total yields	100%	100%	-%

Retail - U.S.:
Operating income	$34.3	$60.6	$(26.3)
Company-operated fuel sites (average)	1,129	1,228	(99)
Fuel volumes (gallons per day per site)	4,582	4,422	160
Fuel margin per gallon	$0.128	$0.151	$(0.023)
Merchandise sales	$457.6	$461.8	$(4.2)
Merchandise margin (percentage of sales)	28.6%	28.2%	0.4%
Margin on miscellaneous sales	$47.8	$45.0	$2.8
Retail selling expenses	$246.9	$251.8	$(4.9)

Retail - Northeast:
Operating income	$51.7	$60.6	$(8.9)
Fuel volumes (thousand gallons per day)	3,278	3,444	(166)
Fuel margin per gallon	$0.218	$0.226	$(0.008)
Merchandise sales	$64.6	$55.2	$9.4
Merchandise margin (percentage of sales)	24.2%	22.2%	2.0%
Margin on miscellaneous sales	$10.3	$10.2	$0.1
Retail selling expenses	$94.9	$91.1	$3.8
See the footnote references on page 35.

RETURN TO INDEX

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2004 (a)	2003	Change
Gulf Coast:
Operating income	$848.5	$207.4	$641.1
Throughput volumes (thousand barrels per day) (e)	1,141	776	365
Throughput margin per barrel (f)	$7.44	$4.76	$2.68
Operating costs per barrel:
Refining operating expenses	$2.71	$2.63	$0.08
Depreciation and amortization	0.64	0.66	(0.02)

Total operating costs per barrel	$3.35	$3.29	$0.06

Mid-Continent:
Operating income	$174.2	$80.1	$94.1
Throughput volumes (thousand barrels per day)	293	265	28
Throughput margin per barrel (f)	$6.44	$4.69	$1.75
Operating costs per barrel:
Refining operating expenses	$2.62	$2.46	$0.16
Depreciation and amortization	0.55	0.56	(0.01)

Total operating costs per barrel	$3.17	$3.02	$0.15

Northeast:
Operating income	$258.3	$217.6	$40.7
Throughput volumes (thousand barrels per day)	375	373	2
Throughput margin per barrel (f)	$6.22	$5.25	$0.97
Operating costs per barrel:
Refining operating expenses	$1.86	$1.52	$0.34
Depreciation and amortization	0.57	0.51	0.06

Total operating costs per barrel	$2.43	$2.03	$0.40

West Coast:
Operating income	$299.4	$164.8	$134.6
Throughput volumes (thousand barrels per day)	277	318	(41)
Throughput margin per barrel (f)	$10.78	$6.76	$4.02
Operating costs per barrel:
Refining operating expenses	$3.85	$3.05	$0.80
Depreciation and amortization	1.00	0.84	0.16

Total operating costs per barrel	$4.85	$3.89	$0.96

See the footnote references on page 35.

RETURN TO INDEX

Average Market Reference Prices and Differentials (h)
(dollars per barrel)

	Six Months Ended June 30,
	2004	2003	Change
Feedstocks:
WTI crude oil	$36.78	$31.55	$5.23
WTI less sour crude oil at U.S. Gulf Coast (i)	4.34	3.58	0.76
WTI less ANS crude oil	1.20	1.41	(0.21)
WTI less Maya crude oil	9.04	7.41	1.63

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	10.59	5.35	5.24
No. 2 fuel oil less WTI	2.13	3.18	(1.05)
Propylene less WTI	9.43	4.89	4.54
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	11.35	7.13	4.22
Low-sulfur diesel less WTI	5.17	5.31	(0.14)
U.S. Northeast:
Conventional 87 gasoline less WTI	10.51	4.77	5.74
No. 2 fuel oil less WTI	3.38	5.53	(2.15)
Lube oils less WTI	24.21	22.81	1.40
U.S. West Coast:
CARBOB 87 gasoline less ANS	21.25	14.67	6.58
Low-sulfur diesel less ANS	14.46	6.52	7.94

The following notes relate to references on pages 32 through 35.
(a)	Includes operations related to the St. Charles Refinery, which was acquired on July 1, 2003, for the full six months of 2004 and operations related to the Aruba Acquisition commencing on its acquisition date of March 5, 2004.
(b)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.
(c)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 38.
(d)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations – Corporate Expenses and Other” on page 38.
(e)	Total throughput volumes and throughput volumes for the Gulf Coast region for the six months ended June 30, 2004, are based on a 182-day period, which results in 145,000 barrels per day being included for the Aruba Refinery. Throughput volumes for the Aruba Refinery for the 118 days of its operations during the six-month period averaged 224,000 barrels per day.
(f)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(g)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles and Aruba Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.
(h)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The CARBOB 87 gasoline differential for 2003 represents CARB 87 gasoline, which includes MTBE as a blending component. Prices for products meeting these specifications ceased to be available after October 31, 2003. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.
(i)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

RETURN TO INDEX

General

Valero’s net income for the six months ended June 30, 2004 was $880.8 million, or $6.41 per share, compared to net income of $298.8 million, or $2.59 per share, for the six months ended June 30, 2003.

Operating revenues increased 34% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $838.3 million from the first six months of 2003 to the first six months of 2004 due to a $910.5 million increase in the refining segment, partially offset by a $35.2 million decrease in the retail segment and a $37.0 million increase in general and administrative expenses (including related depreciation and amortization expense).

Refining

Operating income for Valero’s refining segment increased from $669.9 million for the six months ended June 30, 2003 to $1.6 billion for the six months ended June 30, 2004, resulting from an increase in refining throughput margin of $2.30 per barrel, or 44%, and a 20% increase in throughput volumes.

The increase in total throughput margin in 2004 was due to the following factors:
o	Gasoline margins increased in all of Valero’s refining regions in the first six months of 2004 compared to the first six months of 2003 due to strong gasoline demand and lower inventory levels. Gasoline demand is up significantly in 2004 primarily due to strong U.S. and global economic activity and the continued growth of SUV and light truck ownership. Inventory levels have remained low due to the strong demand as well as reduced supply attributable to the new low-sulfur gasoline specifications, the banning of MTBE in certain markets, industry-wide refinery turnaround activity in the first quarter of 2004 and lower imports.
o	Discounts on Valero’s sour crude oil feedstocks during the first six months of 2004 improved compared to the first six months of 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, the Tier II gasoline regulations have caused an increased demand for sweet crude oil by refineries in order to lower the sulfur content of the gasoline they produce, and high gasoline margins have also increased the demand for sweet versus sour crude oil due to the higher gasoline content of sweet crude oil.
o	Petrochemical feedstock margins improved significantly in the first six months of 2004 compared to the first six months of 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
o	Throughput volumes increased 354,000 barrels per day in the first six months of 2004 primarily due to 198,000 barrels per day of throughput at the St. Charles Refinery, which was acquired in July 2003, and 145,000 barrels per day of throughput at the Aruba Refinery during the partial period commencing on its acquisition date of March 5, 2004.

Partially offsetting the above increases in throughput margin were lower margins on products such as asphalt, No. 6 oil, sulfur and petroleum coke due to an increase in the price of crude oil from the first six months of 2003 to the first six months of 2004, an approximate $20 million reduction due to Valero ceasing consolidation of Valero L.P. in March 2003, and a higher-than-normal level of turnaround activity in the first quarter of 2004.

Refining operating expenses were 34% higher for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due primarily to the acquisition of the St. Charles and Aruba Refineries and increases in maintenance expense and employee compensation, including variable compensation. However, due to an increase in throughput volumes between the periods, the increase in operating costs

RETURN TO INDEX

on a per-barrel basis was 11%. Refining depreciation and amortization expense increased 25% from the six months ended June 30, 2003 to the six months ended June 30, 2004 due to additional depreciation expense resulting from the acquisitions of the St. Charles and Aruba Refineries, capital additions and increased turnaround and catalyst amortization.

Retail

Retail operating income was $86.0 million for the six months ended June 30, 2004 compared to $121.2 million for the six months ended June 30, 2003. The decrease in retail operating income was due primarily to lower retail fuel margins in the U.S. caused by a rapid rise in crude oil prices during the first six months of 2004 which could not be fully passed through to consumers, lower fuel sales in the U.S. due to fewer stores, and a decrease in fuel sales in the Northeast due mainly to the disposition of a portion of Valero’s home heating oil business in the second half of 2003.

Corporate Expenses and Other

General and administrative expenses, including depreciation and amortization expense, increased $37.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Employee compensation and benefits increased approximately $35 million between the periods, including the recognition of increased variable compensation expense of approximately $15 million as a result of improved financial performance between the respective periods.

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

Net interest and debt expense decreased $6.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to an increase in capitalized interest resulting from an increased amount of construction projects, including the Cameron Highway Oil Pipeline Project.

Distributions on preferred securities of subsidiary trusts decreased $15.0 million from the six months ended June 30, 2003 to the six months ended June 30, 2004 due to the redemption of the 8.32% Trust Originated Preferred Securities in June 2003 and the settlement of the Premium Equity Participating Security Units in August 2003.

Income tax expense increased $291.3 million from the first six months of 2003 to the first six months of 2004 mainly as a result of higher operating income. Valero’s effective tax rate for the six months ended June 30, 2004 decreased from the six months ended June 30, 2003 as the results of the Aruba Refinery’s operations are non-taxable in Aruba through December 31, 2011.

RETURN TO INDEX

The following is a reconciliation of net income to EBITDA (in millions):

	Six Months Ended June 30,
	2004	2003
Net income	$880.8	$298.8
Income tax expense	474.4	183.1
Depreciation and amortization expense	300.0	236.8
Interest and debt expense, net	132.1	138.3
Other amortizations	-	(0.8)

EBITDA	$1,787.3	$856.2

The following is the computation of the ratio of EBITDA to interest incurred (dollars in millions):

	Six Months Ended June 30,
	2004		2003
EBITDA	$1,787.3		$856.2
Divided by interest incurred	148.9		147.5
Ratio of EBITDA to interest incurred	12.0	x	5.8	x

Valero’s rationale for using the financial measures of EBITDA and the ratio of EBITDA to interest incurred, which are not defined under GAAP, is discussed in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2003 Compared to 2002 – Corporate Expenses and Other.”

OUTLOOK

Since the end of the second quarter of 2004, refining industry fundamentals continue to be positive, resulting in a continuation of favorable refined product margins and sour crude oil discounts. Gasoline demand continues to be strong due primarily to the growth in the U.S. economy and SUV and light truck ownership and is expected to remain strong through the remainder of the summer driving season. In addition, imports should moderate due to increased foreign demand attributable to a strong global economy, a heavy turnaround season in Europe and Asia, and difficulty that some foreign refiners are expected to encounter in meeting the lower summer vapor pressure requirements and low-sulfur specifications required in the United States. Also, the relatively high prices of petrochemical feedstocks such as benzene, toluene and xylene are expected to keep these products out of the gasoline blendstock pool. Distillate margins have improved since June 2004 as a result of higher domestic and foreign demand, including the highest level of domestic jet fuel demand in three years, and anticipation of tightened supplies.

In regard to refinery feedstocks, sour crude oil discounts were wide during July 2004 and are expected to remain favorable for an extended period of time, partly due to the increased demand for sweet crude oil by less complex refiners as a result of the requirements for lower sulfur fuels that are now in effect. The discounts Valero receives on its Saudi sour crude oil have been set for the third quarter of 2004 and are equal to the favorable discounts realized in the second quarter. In addition, the supply of sour crude oils is increasing due to an increasing percentage of sour crude oil production, which should also support strong discounts. Incremental crude oil processed to meet the increasing world demand for light products is generating excess by-product resid which should also continue to support wide discounts for heavy, high-sulfur crude oils.

RETURN TO INDEX

Operationally, Valero expects to benefit during 2004 from its St. Charles and Aruba Acquisitions and from the completion of several turnaround and capital improvement projects. For the third quarter of 2004, throughput volume is expected to be approximately 50,000 barrels per day higher than the second quarter of 2004. In addition, with the acquisition of the Aruba Refinery, the full-year operation of a coker unit at the Texas City Refinery and the expansion of the coker unit at the St. Charles Refinery, Valero has increased its coker capacity to 280,000 barrels per day. This will allow Valero to process more heavy sour crude oils and take advantage of the wider sour crude oil discounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2004 and 2003
Net cash provided by operating activities for the six months ended June 30, 2004 was $1.2 billion compared to $828.1 million for the six months ended June 30, 2003. The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations,” partially offset by increases in working capital requirements and cash used for deferred charges and credits as further discussed below. Changes in cash provided by or used for working capital during the first six months of 2004 and 2003 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements. The primary changes for 2004 resulted from an increase in the level of Valero’s inventories, an increase in accounts receivable and accounts payable resulting from an increase in commodity prices from December 2003 to June 2004, and an increased accrual for income tax payments due to the significant income earned in the first six months of 2004. The cash used for deferred items for the first six months of 2004 was primarily attributable to:
o	the liquidation of the outstanding amount of certain foreign currency exchange contracts for a net cash payment of approximately $34 million, and
o	the contribution of $25 million to Valero’s qualified pension plans.

The net cash generated from operating activities, combined with approximately $406 million of proceeds from the sale of common stock, approximately $349 million of net borrowings (net of debt repayments), $88.8 million of proceeds from the issuance of common stock related to Valero’s benefit plans, $41.1 million of proceeds from the disposition of property, plant and equipment, and approximately $39 million of available cash on hand, were used to:
o	fund $660.7 million of capital expenditures and deferred turnaround and catalyst costs,
o	exercise options under structured lease arrangements to purchase $567.1 million of leased property,
o	fund the Aruba Acquisition of $548.2 million, net of cash acquired,
o	purchase 3.9 million shares of treasury stock at a cost of $235.7 million,
o	fund contingent payments in connection with acquisitions of $53.4 million, and
o	pay common and preferred stock dividends of $37.1 million.

As discussed above, net cash provided by operating activities during the first six months of 2003 was $828.1 million. The net cash generated from operating activities combined with approximately $300 million of proceeds from the issuance of senior notes in June 2003, $250 million of proceeds from the issuance of common stock in March 2003, and $350 million of proceeds from the contribution and sale of certain assets to Valero L.P. were used to:
o	exercise options under certain structured lease arrangements to purchase $238.3 million of property and exercise an option under certain capital leases to purchase the Corpus Christi East Refinery and related refined product logistics assets for $289.3 million,
o	fund capital expenditures and deferred turnaround and catalyst costs of $374.0 million and contingent earn-out payments of $35.0 million,

RETURN TO INDEX

o	redeem $200 million of company-obligated preferred securities of a subsidiary trust and $100 million of 8% debentures, and
o	pay common stock dividends of $22.2 million.

In addition, Valero’s cash balance increased by $318.6 million from December 31, 2002 to June 30, 2003. The remaining net cash generated was used primarily to reduce borrowings under Valero’s bank credit facilities.

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s Aruba Refinery and related marine, bunkering and marketing operations. Consideration for the purchase, including a working capital adjustment subsequent to the closing, consisted of $200 million in existing cash, approximately $36 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 7.8 million shares of Valero common stock. In addition, upon termination on May 4, 2004 of an agreement in existence with a third-party marketing firm on the date of acquisition, Valero paid $67.8 million related to certain refined product inventories owned by the third-party marketing firm.

Capital Investments
During the six months ended June 30, 2004, Valero expended $520.0 million for capital expenditures and $140.7 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2004 included approximately $95 million to fund construction of gasoline desulfurization units at the Paulsboro, St. Charles, Quebec and Corpus Christi West Refineries in response to new low-sulfur regulations. In addition, $567.1 million was expended for the purchase of various leased properties, which were previously subject to structured lease arrangements (see Note 15 of Condensed Notes to Consolidated Financial Statements).

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2004, Valero made an earn-out contingency payment of $35.0 million to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc. Based on actual margin levels through July 2004 and estimated margin levels from August through December 2004, an earn-out payment related to the St. Charles Refinery of approximately $50 million would be due in January 2005.

For 2004, Valero expects to incur approximately $1.7 billion for capital investments, including approximately $1.4 billion for capital expenditures (approximately $630 million of which is for environmental projects) and approximately $265 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes the purchase of properties previously leased under four structured lease arrangements, as previously discussed. The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
As of June 30, 2004, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. Except as discussed below, there were no significant changes to Valero’s contractual obligations during the six months ended June 30, 2004.

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its shelf registration statement. The net proceeds from this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

RETURN TO INDEX

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

As of June 30, 2004, “current portion of long-term debt and capital lease obligations” included approximately $400 million of medium-term notes which become due during the first and second quarters of 2005.

Valero has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register $3.5 billion of securities for potential future issuance. Valero expects the shelf registration statement to become effective prior to the end of the third quarter of 2004.

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

Other Commercial Commitments
As of June 30, 2004, Valero’s committed lines of credit included (in millions):

		Borrowing Capacity	Expiration
3-year revolving credit facility		$750.0	December 2006
5-year revolving credit facility		$750.0	December 2006
Canadian revolving credit facility	Cdn.	$115.0	July 2005

As of June 30, 2004, Valero had $217.1 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $176.7 million of letters of credit outstanding under its committed facilities and Cdn. $7.8 million of letters of credit outstanding under its Canadian facility.

Under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 38.6% as of June 30, 2004.

Other
Valero expects to contribute approximately $75 million to its qualified pension plans during 2004, although no minimum contributions are required under the Employee Retirement Income Security Act. During the first six months of 2004, Valero contributed $25.0 million to its qualified pension plans.

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero’s refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero’s environmental matters, see Note 15 of Condensed Notes to Consolidated Financial Statements.

RETURN TO INDEX

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

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
As of June 30, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of June 30, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of June 30, 2004. This lease expires in 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero’s critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003. No significant changes to Valero’s accounting policies have occurred subsequent to December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero’s derivative commodity instruments as of June 30, 2004 and December 31, 2003 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
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

RETURN TO INDEX

	June 30, 2004
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	34,106	$38.00	N/A	$1,295.9	$1,261.1	$(34.8)
Futures - short:
2004 (crude oil and refined products)	44,804	N/A	$38.32	1,716.7	1,666.8	49.9

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	58,985	30.06	36.85	N/A	400.3	400.3
2005 (crude oil and refined products)	37,015	33.47	35.05	N/A	58.5	58.5
Swaps - short:
2004 (crude oil and refined products)	58,985	43.45	34.44	N/A	(532.0)	(532.0)
2005 (crude oil and refined products)	37,015	39.70	37.70	N/A	(74.0)	(74.0)
Futures - long:
2004 (crude oil and refined products)	18,479	35.59	N/A	657.6	706.0	48.4
2005 (crude oil and refined products)	1,130	34.62	N/A	39.1	40.3	1.2
Futures - short:
2004 (crude oil and refined products)	17,316	N/A	37.71	652.9	722.4	(69.5)
2005 (crude oil and refined products)	1,112	N/A	38.60	42.9	44.1	(1.2)

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	2,209	14.74	14.82	N/A	0.2	0.2
Swaps - short:
2004 (crude oil and refined products)	4,336	7.01	5.82	N/A	(5.1)	(5.1)
Futures - long:
2004 (crude oil and refined products)	20,716	42.83	N/A	887.2	887.4	0.2
2005 (crude oil and refined products)	30	41.22	N/A	1.2	1.2	-
Futures - short:
2004 (crude oil and refined products)	30,261	N/A	42.08	1,273.5	1,269.8	3.7
Options - long:
2004 (crude oil and refined products)	9,822	44.06	N/A	3.8	1.5	(2.3)
Options - short:
2004 (crude oil and refined products)	25,750	N/A	46.81	22.4	41.6	(19.2)
2005 (crude oil and refined products)	3,000	N/A	3.75	(1.2)	0.1	(1.3)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	8,980	25.06	28.17	N/A	27.9	27.9
2005 (crude oil and refined products)	7,445	31.33	33.54	N/A	16.5	16.5
Swaps - short:
2004 (crude oil and refined products)	9,680	27.02	23.70	N/A	(32.2)	(32.2)
2005 (crude oil and refined products)	7,520	34.48	32.17	N/A	(17.4)	(17.4)
Futures - long:
2004 (crude oil and refined products)	26,926	37.59	N/A	1,012.2	1,092.0	79.8
2005 (crude oil and refined products)	1,113	33.39	N/A	37.2	41.8	4.6
2004 (natural gas)	1,000	6.21	N/A	6.2	6.2	-
Futures - short:
2004 (crude oil and refined products)	26,229	N/A	38.10	999.3	1,075.6	(76.3)
2005 (crude oil and refined products)	867	N/A	34.29	29.7	33.7	(4.0)
2004 (natural gas)	1,000	N/A	6.29	6.3	6.2	0.1
Options - long:
2004 (crude oil and refined products)	3,795	6.31	N/A	1.2	4.8	3.6
Options - short:
2004 (crude oil and refined products)	3,190	N/A	10.22	0.3	4.8	(4.5)

RETURN TO INDEX

	December 31, 2003
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	26,464	$31.72	N/A	$839.4	$860.1	$20.7
2005 (crude oil and refined products)	2	29.84	N/A	-	-	-
Futures - short:
2004 (crude oil and refined products)	36,110	N/A	$31.59	1,140.7	1,180.5	(39.8)

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	61,020	27.89	30.38	N/A	152.0	152.0
2004 (natural gas)	915	5.66	6.08	N/A	0.4	0.4
Swaps - short:
2004 (crude oil and refined products)	61,520	34.01	31.62	N/A	(147.3)	(147.3)
2004 (natural gas)	458	6.08	5.61	N/A	(0.2)	(0.2)
Futures - long:
2004 (crude oil and refined products)	17,266	32.05	N/A	553.5	567.2	13.7
Futures - short:
2004 (crude oil and refined products)	14,600	N/A	33.35	487.0	502.1	(15.1)
2004 (natural gas)	540	N/A	5.24	2.8	3.3	(0.5)

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	2,658	10.73	10.97	N/A	0.6	0.6
Swaps - short:
2004 (crude oil and refined products)	7,428	1.66	2.02	N/A	2.6	2.6
Futures - long:
2004 (crude oil and refined products)	16,604	37.25	N/A	618.5	622.9	4.4
Futures - short:
2004 (crude oil and refined products)	19,788	N/A	36.32	718.7	730.1	(11.4)
Options - long:
2004 (crude oil and refined products)	24,719	9.72	N/A	7.0	12.5	5.5
2004 (natural gas)	913	5.05	N/A	0.5	0.9	0.4
Options - short:
2004 (crude oil and refined products)	34,269	N/A	9.68	(13.7)	(13.2)	(0.5)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	8,330	17.09	18.43	N/A	11.2	11.2
Swaps - short:
2004 (crude oil and refined products)	8,675	18.99	17.75	N/A	(10.7)	(10.7)
Futures - long:
2004 (crude oil and refined products)	22,396	31.21	N/A	699.1	724.2	25.1
2005 (crude oil and refined products)	200	26.46	N/A	5.3	5.7	0.4
2004 (natural gas)	300	5.08	N/A	1.5	1.7	0.2
Futures - short:
2004 (crude oil and refined products)	21,416	N/A	31.79	680.8	703.6	(22.8)
2005 (crude oil and refined products)	200	N/A	31.71	6.3	6.7	(0.4)
2004 (natural gas)	300	N/A	5.75	1.7	1.8	(0.1)
Options - long:
2004 (crude oil and refined products)	12,671	13.62	N/A	3.7	8.0	4.3
Options - short:
2004 (crude oil and refined products)	7,647	N/A	8.56	(3.0)	(0.7)	(2.3)

RETURN TO INDEX

INTEREST RATE RISK

The following table provides information about Valero’s long-term debt and interest rate derivative instruments (dollars in millions), all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

	June 30, 2004
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$3,372.0	$4,445.0	$4,747.8
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	6.6%	6.8%
Floating rate	$-	$-	$-	$87.5	$75.0	$37.5	$200.0	$200.0
Average interest rate	-%	-%	-%	2.1%	2.1%	2.1%	2.1%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$650.0	$1,000.0	$(42.3)
Average pay rate	3.3%	4.5%	5.8%	6.2%	6.3%	6.8%	6.1%
Average receive rate	6.0%	6.0%	6.0%	5.8%	5.7%	5.6%	5.7%

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- After	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$2,972.0	$4,045.0	$4,452.4
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	7.0%	7.0%
Floating rate	$-	$-	$260.0	$-	$-	$-	$260.0	$260.0
Average interest rate	-%	-%	3.0%	-%	-%	-%	3.0%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$450.0	$800.0	$(10.8)
Average pay rate	3.7%	5.1%	6.1%	6.6%	6.6%	6.8%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.1%	6.1%	5.8%	6.0%

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million. These interest rate swap contracts currently have an estimated pay rate of 2.04% and hedge $200 million of debt with an interest rate of 4.75%.

RETURN TO INDEX

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

RETURN TO INDEX

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

United States Environmental Protection Agency, Region IX (November 19, 2003) (Benicia Refinery). The EPA issued a notice of violation (NOV) relating to various waste management permitting issues related to Valero’s Benicia Refinery and asphalt plant. In June 2004, the EPA proposed a penalty of $208,180 for this matter. The EPA has recently offered to settle this matter in an amount immaterial to Valero, but in excess of $100,000. Valero is negotiating with the EPA to resolve this matter.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi Refinery East Plant). Valero received three notices of enforcement (NOE) from the TCEQ relating to alleged emission events and recordkeeping issues from August 2003 to April 2004 at Valero’s Corpus Christi East Plant, primarily relating to vacuum off-gas compressor outages. The TCEQ has offered to settle the NOEs for $167,000. Valero is negotiating with the TCEQ to resolve this matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    (e)   Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 2004	2,605,000	$60.30	0	$361 million

May 2004	909,600	$63.61	0	$361 million

June 2004	0	N/A	0	$361 million

Total	3,514,600	$61.15	0	$361 million

(1)	All of the reported shares were purchased other than through a publicly announced stock purchase plan or program. The reported shares were purchased in open-market transactions to satisfy Valero’s obligations under its employee benefit plans.

(2)	Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.

RETURN TO INDEX

Item 4. Submission of Matters to a Vote of Security Holders

Valero’s annual meeting of stockholders was held April 29, 2004. Matters voted on at the meeting and the results thereof were as follows:
(a)	a proposal to elect three Class I directors to serve until the 2007 annual meeting was approved as follows:

Directors	Affirmative	Withheld
E. Glenn Biggs	109,432,110	1,966,574
Ruben M. Escobedo	109,405,077	1,993,607
Bob Marbut	109,694,356	1,704,327

(b)	a proposal to ratify the appointment of KPMG LLP to serve as Valero’s independent auditors for the fiscal year ending December 31, 2004 was approved as follows:

Affirmative	Negative	Withheld
109,441,492	1,797,504	159,687

(c)	a shareholder proposal entitled “Climate Change Resolution” was defeated as follows:

Affirmative	Negative	Withheld
7,470,124	72,540,562	12,623,975

There were no broker non-votes on any of these matters. Directors whose terms of office continued after the annual meeting were: W.E. “Bill” Bradford, Ronald K. Calgaard, Jerry D. Choate, William E. Greehey and Susan Kaufman Purcell.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit	10.01	Valero Energy Corporation Annual Bonus Plan

Exhibit	12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

Exhibit	31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit	32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

(i) On April 28, 2004, Valero furnished a Current Report on Form 8-K dated April 28, 2004 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero’s press release relating to its earnings announcement for the first quarter of 2004. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

RETURN TO INDEX

(ii) On May 10, 2004, Valero filed a Current Report on Form 8-K/A, amending its Current Report on Form 8-K dated March 5, 2004 (filed March 9, 2004). The Form 8-K/A filed May 10, 2004 provided the financial statements and the pro forma financial information required under Item 7 pertaining to Valero’s acquisition of the Aruba Refinery and related operations from El Paso Corporation. The Form 8-K/A included the following financial statements and pro forma financial information.

(a)	Financial Statements of Business Acquired.

El Paso Aruba Refining Business
Report of Independent Auditors
Combined Balance Sheets as of December 31, 2003 and 2002
Combined Statements of Income and Owner’s Net Investment for the Years Ended December 31, 2003, 2002 and 2001
Combined Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Combined Financial Statements

(b)	Pro Forma Financial Information.

Unaudited Pro Forma Combined Balance Sheet as of December 31, 2003
Unaudited Pro Forma Combined Statement of Income for the Year Ended December 31, 2003
Notes to Unaudited Pro Forma Combined Financial Statements

RETURN TO INDEX

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERO ENERGY CORPORATION
(Registrant)

By: /s/ Michael S. Ciskowski

Michael S. Ciskowski
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: August 6, 2004