Form 10-Q
period 2004-09-30
VALERO ENERGY CORP/TX
filed 2004-11-08
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 29, 2004 was 256,637,559.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

Consolidated Statements of Income for the Three and Nine Months
Ended September 30, 2004 and 2003	4

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2004 and 2003	5

Consolidated Statements of Comprehensive Income for the
Three and Nine Months Ended September 30, 2004 and 2003	6

Condensed Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 4. Submission of Matters to a Vote of Security Holders	49

Item 6. Exhibits	49

SIGNATURE	51

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$680.8	$369.2
Restricted cash	24.8	43.7
Receivables, net	2,138.2	1,327.7
Inventories	2,737.0	1,913.1
Deferred income taxes	130.9	118.7
Prepaid expenses and other	49.8	44.9

Total current assets	5,761.5	3,817.3

Property, plant and equipment, at cost	11,770.4	9,748.1
Accumulated depreciation	(1,867.0)	(1,553.0)

Property, plant and equipment, net	9,903.4	8,195.1

Intangible assets, net	305.9	320.2
Goodwill	2,428.1	2,401.7
Investment in Valero L.P	264.2	264.5
Deferred charges and other assets, net	774.4	665.4

Total assets	$19,437.5	$15,664.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$412.8	$-
Accounts payable	3,364.8	2,288.2
Accrued expenses	825.2	355.6
Taxes other than income taxes	350.2	364.8
Income taxes payable	75.0	55.7

Total current liabilities	5,028.0	3,064.3

Long-term debt, less current portion	4,164.2	4,239.1

Capital lease obligations, less current portion	8.1	6.0

Deferred income tax liabilities	1,932.6	1,604.6

Other long-term liabilities	1,082.4	1,015.0

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized;
10,000,000 shares issued	206.2	200.5
Common stock, $0.01 par value; 600,000,000 shares authorized;
261,188,614 and 242,309,808 shares issued	2.6	2.4
Additional paid-in capital	4,360.6	3,921.4
Treasury stock, at cost; 5,134,996 and 1,776,934 shares	(159.4)	(41.4)
Retained earnings	2,734.8	1,482.7
Accumulated other comprehensive income	77.4	169.6

Total stockholders’ equity	7,222.2	5,735.2

Total liabilities and stockholders’ equity	$19,437.5	$15,664.2

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$14,339.3	$9,922.3	$39,228.4	$28,459.2

Costs and expenses:
Cost of sales	12,683.4	8,749.9	34,260.3	25,163.5
Refining operating expenses	528.8	437.5	1,552.7	1,202.4
Retail selling expenses	176.8	176.0	518.6	518.9
General and administrative expenses	87.1	76.3	262.8	222.5
Depreciation and amortization expense	163.7	125.2	463.7	362.0

Total costs and expenses	13,639.8	9,564.9	37,058.1	27,469.3

Operating income	699.5	357.4	2,170.3	989.9
Equity in earnings of Valero L.P	9.6	9.7	29.0	20.4
Other income (expense), net	7.3	(0.3)	4.4	(5.9)
Interest and debt expense:
Incurred	(73.7)	(70.2)	(222.6)	(217.7)
Capitalized	10.2	7.1	27.0	16.3
Minority interest in net income of Valero L.P.	-	-	-	(2.4)
Distributions on preferred securities of
subsidiary trusts	-	(1.8)	-	(16.8)

Income before income tax expense	652.9	301.9	2,008.1	783.8
Income tax expense	218.4	110.8	692.8	293.9

Net income	434.5	191.1	1,315.3	489.9
Preferred stock dividends	3.2	1.3	9.4	1.3

Net income applicable to common stock	$431.3	$189.8	$1,305.9	$488.6

Earnings per common share	$1.69	$0.81	$5.13	$2.16
Weighted-average common shares outstanding
(in millions)	255.7	233.8	254.7	226.0

Earnings per common share - assuming dilution	$1.57	$0.75	$4.78	$2.05
Weighted-average common equivalent shares
outstanding (in millions)	276.3	255.2	275.4	239.0

Dividends per common share	$0.075	$0.05	$0.21	$0.15

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,315.3	$489.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	463.7	362.0
Distributions in excess of (less than) equity in earnings of Valero L.P.	0.2	(3.7)
Minority interest in net income of Valero L.P	-	2.4
Noncash interest expense and other income, net	7.1	12.1
Deferred income tax expense	335.6	225.7
Changes in current assets and current liabilities	(141.2)	192.8
Changes in deferred charges and credits and other, net	(101.3)	(128.5)

Net cash provided by operating activities	1,879.4	1,152.7

Cash flows from investing activities:
Capital expenditures	(820.7)	(571.8)
Deferred turnaround and catalyst costs	(180.2)	(94.2)
Buyout of assets under structured lease arrangements	(567.1)	(238.3)
Aruba Acquisition, net of cash acquired	(548.4)	-
St. Charles Acquisition	-	(308.0)
Proceeds from contribution and sale of assets to Valero L.P.	-	379.9
Contingent payments in connection with acquisitions	(53.4)	(35.0)
Investment in Cameron Highway Oil Pipeline Project	(4.9)	(104.5)
Proceeds from dispositions of property, plant and equipment
and certain home heating oil operations	58.2	63.3
Minor acquisitions and other investing activities, net	0.3	(14.1)

Net cash used in investing activities	(2,116.2)	(922.7)

Cash flows from financing activities:
Decrease in short-term debt, net	-	(153.0)
Repayment of capital lease obligations	(0.6)	(289.3)
Long-term debt borrowings, net of issuance costs	3,781.6	3,256.9
Long-term debt repayments	(3,449.0)	(3,068.6)
Proceeds from cash settlement of PEPS Unit purchase contracts	-	13.6
Redemption of company-obligated preferred securities of subsidiary trust	-	(200.0)
Proceeds from the issuance of common units by Valero L.P.,
net of issuance costs	-	200.3
Cash distributions to minority interest in Valero L.P.	-	(3.6)
Proceeds from the sale of common stock, net of issuance costs	405.8	250.2
Issuance of common stock in connection with employee benefit plans	111.5	61.6
Common stock dividends	(53.8)	(33.7)
Preferred stock dividends	(3.8)	(1.3)
Purchase of treasury stock	(245.2)	(24.2)

Net cash provided by financing activities	546.5	8.9

Valero L.P.’s cash balance as of the date (March 18, 2003) that Valero
ceased consolidation of Valero L.P.	-	(336.1)

Effect of foreign exchange rate changes on cash	1.9	27.9

Net increase (decrease) in cash and temporary cash investments	311.6	(69.3)
Cash and temporary cash investments at beginning of period	369.2	378.9

Cash and temporary cash investments at end of period	$680.8	$309.6

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$434.5	$191.1	$1,315.3	$489.9

Other comprehensive income (loss):
Foreign currency translation adjustment	71.4	(0.1)	41.7	123.8

Net gain (loss) on derivative instruments
designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period,
net of income tax (expense) benefit of
$32.5, $(5.0), $81.2 and $(13.7)	(60.4)	9.3	(150.8)	25.5
Net (gain) loss reclassified into income,
net of income tax expense (benefit) of
$(20.9), $6.8, $(9.1) and $8.0	38.7	(12.7)	16.9	(14.9)

Net gain (loss) on cash flow hedges	(21.7)	(3.4)	(133.9)	10.6

Other comprehensive income (loss)	49.7	(3.5)	(92.2)	134.4

Comprehensive income	$484.2	$187.6	$1,223.1	$624.3

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2004 and 2003 included in the Condensed Notes to Consolidated Financial Statements is derived from Valero’s unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

Share and per share data (except par value) presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on October 7, 2004, as discussed in Note 8 under “Common Stock Split.”

Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

2. ACCOUNTING PRONOUNCEMENTS

FASB Staff Position 106-2
In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for sponsors of postretirement health care plans. Staff Position No. FAS 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004, and supersedes the guidance of Staff Position No. FAS 106-1 on the same subject, which allowed employers to defer accounting for the effects of the Act, including the effect of a federal subsidy provided for in the Act. For sponsors of postretirement health care plans that provide prescription drug benefits, Staff Position No. FAS 106-2 requires the sponsor to determine whether those benefits are actuarially equivalent to the Medicare prescription drug benefit, and, if so, to remeasure the postretirement benefit obligation, and the effect of such remeasurement on the net periodic

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postretirement benefit cost, on a retroactive or prospective basis at the election of the sponsor. Valero has concluded that the enactment of the Act does not constitute a significant event under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and therefore, in lieu of remeasuring plan obligations at the beginning of the third quarter, the effects of the Act will be incorporated into the next regular measurement of plan obligations as of December 31, 2004.

3. ACQUISITIONS

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The purchase price for the Aruba Acquisition was $465 million plus approximately $177 million for working capital, subject to final adjustment as set out in the purchase agreement. The working capital amount includes a preliminary post-closing adjustment and excludes amounts related to certain refined product inventories owned by a third-party marketing firm under an agreement in existence on the date of acquisition, pursuant to which Valero paid $67.8 million upon termination of the agreement on May 4, 2004. The Aruba Acquisition was funded with $200 million in existing cash, approximately $36 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 15.6 million shares of Valero common stock through a public offering discussed in Note 8 under “Common Stock Offering.” The additional amount paid to the third-party marketing firm described above was funded through borrowings under Valero’s existing bank credit facilities. The results of the Aruba Refinery’s operations are non-taxable in Aruba through December 31, 2010.

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

The purchase price was allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations, which are currently expected to be completed by the end of the year. As of September 30, 2004, the preliminary purchase price allocation was as follows (in millions):

Current assets	$321.0
Property, plant and equipment	479.0
Current liabilities	(151.4)
Capital lease obligation, less current portion	(3.2)
Other long-term liabilities	(3.6)

Total purchase price	641.8
Less cash acquired	(93.4)

Purchase price, excluding cash acquired	$548.4

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

St. Charles Acquisition
On July 1, 2003, Valero completed the acquisition of the St. Charles Refinery (St. Charles Acquisition) from Orion Refining Corporation (Orion). Total consideration for the purchase, including various transaction costs incurred and the release of certain escrowed amounts discussed below, was $529.0 million and included the issuance of 10 million shares of mandatory convertible preferred stock with a fair value of $22 per share. The purchase agreement required 844,000 shares to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments up to an aggregate of $175 million as discussed in Note 15 under “Contingent Earn-Out Agreements.” As of December 31, 2003, the escrowed shares had been converted to cash, which was held in escrow and reflected in “restricted cash” in the consolidated balance sheet. Through September 30, 2004, Valero has released a total of $17.3 million of the escrowed cash as prescribed by the purchase agreement.

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

Unaudited Pro Forma Financial Information
The consolidated statements of income include the results of operations of the St. Charles Acquisition and the Aruba Acquisition commencing on July 1, 2003 and March 5, 2004, respectively. As a result, information for the three months ended September 30, 2004 presented below represents actual results of operations. The following unaudited pro forma financial information assumes that the Aruba Acquisition occurred on January 1, 2004 and 2003 and the St. Charles Acquisition occurred on January 1, 2003. This pro forma information assumes:
o	15.6 million shares of common stock were sold and approximately $36 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004 and 2003, and
o	10 million shares of mandatory convertible preferred stock were issued in connection with the St. Charles Acquisition on January 1, 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$14,339.3	$10,235.1	$39,699.8	$30,899.7
Operating income	699.5	296.8	2,154.8	762.7
Net income	434.5	133.1	1,298.5	293.9
Earnings per common share	1.69	0.53	5.01	1.19
Earnings per common share - assuming dilution	1.57	0.49	4.67	1.12

4. INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Refinery feedstocks	$1,136.7	$738.2
Refined products and blendstocks	1,358.2	954.2
Convenience store merchandise	83.3	82.3
Materials and supplies	158.8	138.4

Inventories	$2,737.0	$1,913.1

As of September 30, 2004 and December 31, 2003, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $1.9 billion and $666 million, respectively.

5. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of September 30, 2004 and December 31, 2003, Valero owned approximately 45.6% and 45.7%, respectively, of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. Financial information reported by Valero L.P. is summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$58.1	$51.7	$166.1	$131.1
Operating income	24.5	23.5	73.6	59.8
Net income	19.4	19.7	59.1	50.2

Valero provides Valero L.P. with legal, accounting, treasury, engineering, information technology and other services for an annual fee (Administrative Fee), which was originally established at $5.2 million. On March 11, 2004, an amendment to the Administrative Fee was approved. Under the amendment, which became effective on April 1, 2004, the new Administrative Fee is equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters plus an annual fee of $1.2 million. The annual fee of $1.2 million will be increased by $1.2 million per year over the next four years. The annual

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisition, sale or construction of assets. The Administrative Fee is reflected by Valero as a reduction of general and administrative expenses. For the three and nine months ended September 30, 2004, the Administrative Fee charged to Valero L.P. was $2.9 million and $6.8 million, respectively. In addition, Valero L.P. amended its partnership agreement effective March 11, 2004 to cap the general partner’s distribution, including incentive distributions, at 25% for all distributions in excess of $0.66 per unit per quarter. Valero L.P. also amended its partnership agreement to reduce the minimum vote required to remove the general partner from 58% to a simple majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

As of September 30, 2004 and December 31, 2003, Valero’s “receivables, net” included $3.8 million and $9.8 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of September 30, 2004 and December 31, 2003, Valero’s “accounts payable” included $18.6 million and $15.8 million, respectively, to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees. The following table summarizes the results of transactions with Valero L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expenses charged by Valero
to Valero L.P.	$11.9	$8.5	$31.3	$21.7
Fees and expenses charged to
Valero by Valero L.P.	57.3	50.7	163.5	129.5

See Note 16 for a discussion of a proposed merger of Valero L.P. with Kaneb Services LLC and Kaneb Pipe Line Partners, L.P.

6. LONG-TERM DEBT

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its shelf registration statement (together, the Notes). Interest is payable on the Notes on April 1 and October 1 of each year beginning October 1, 2004. The Notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds from this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million to hedge against changes in interest rates. These interest rate swap contracts have the effect of converting the $200 million of 4.75% Senior Notes from fixed rate to floating rate debt.

On March 29, 2004, Valero borrowed $200 million under a five-year term loan, which matures March 31, 2009. The loan bears interest based on Valero’s debt rating, currently at LIBOR plus 75 basis points. Principal payments begin March 2007 with a $50.0 million principal payment due at that time and semi-annual payments of $37.5 million due thereafter until maturity. Valero used the net proceeds from this borrowing to repay borrowings under its revolving bank credit facilities.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER LONG-TERM LIABILITIES

Changes in other long-term liabilities resulted primarily from the following:
o	the accrual of the $125 million long-term portion of the total potential earn-out payments related to the St. Charles Acquisition (as discussed in Note 3),
o	the liquidation in February 2004 of the outstanding amount of certain foreign currency exchange contracts resulting in a net cash payment by Valero of approximately $34 million, and
o	a decrease of $25 million representing a portion of contributions made to Valero’s qualified pension plans during the nine months ended September 30, 2004.

8. STOCKHOLDERS’ EQUITY

Common Stock Offering
On February 5, 2004, Valero sold in a public offering 15.6 million shares of its common stock, which included 2.0 million shares related to an overallotment option exercised by the underwriter, at a price of $26.63 per share and received proceeds, net of underwriter’s discount, commissions and other issuance costs, of $405.8 million. These shares were issued under Valero’s shelf registration statement to partially fund the acquisition of the Aruba Refinery and related operations discussed in Note 3.

Common Stock Purchases
Valero purchases shares of its common stock in open market transactions to meet its obligations under its employee benefit plans. Valero also purchases shares of its common stock from its employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions. During the nine months ended September 30, 2004 and 2003, Valero purchased 8.0 million and 1.3 million shares of its common stock at a cost of $245.2 million and $24.2 million, respectively.

Common Stock Split
On July 15, 2004, Valero’s Board of Directors approved a two-for-one split of Valero’s common stock, to be effected in the form of a stock dividend, subject to shareholder approval of an amendment to Valero’s certificate of incorporation to increase the number of authorized common shares from 300 million to 600 million. On September 13, 2004, Valero’s shareholders approved that amendment. The distribution of the stock dividend occurred on October 7, 2004 to stockholders of record on September 23, 2004.

In connection with the common stock split, the number of shares of common stock issuable upon conversion of the mandatory convertible preferred stock, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under Valero’s various employee benefit plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

Cash Dividends
On October 21, 2004, Valero’s Board of Directors declared a regular quarterly cash dividend of $0.08 per common share payable December 15, 2004 to holders of record at the close of business on November 10, 2004. Also on October 21, 2004, Valero’s Board of Directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on December 31, 2004 to holders of record on December 30, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings per Common Share:
Net income	$434.5	$191.1	$1,315.3	$489.9
Preferred stock dividends	3.2	1.3	9.4	1.3

Net income applicable to common stock	$431.3	$189.8	$1,305.9	$488.6

Weighted-average common shares outstanding	255.7	233.8	254.7	226.0

Earnings per common share	$1.69	$0.81	$5.13	$2.16

Earnings per Common Share - Assuming Dilution:
Net income applicable to
common equivalent shares	$434.5	$191.1	$1,315.3	$489.9

Weighted-average common shares outstanding	255.7	233.8	254.7	226.0
Effect of dilutive securities:
Stock options	7.8	5.2	7.9	5.5
Performance awards and other benefit plans	2.9	2.7	2.9	2.7
PEPS Units	-	0.3	-	0.4
Mandatory convertible preferred stock	9.9	13.2	9.9	4.4

Weighted-average common equivalent
shares outstanding	276.3	255.2	275.4	239.0

Earnings per common share - assuming dilution	$1.57	$0.75	$4.78	$2.05

The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options	-	0.9	-	0.9

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2004	2003
Decrease (increase) in current assets:
Restricted cash	$18.9	$4.8
Receivables, net	(742.2)	398.2
Inventories	(647.4)	(463.9)
Prepaid expenses and other	(7.3)	(12.8)
Increase (decrease) in current liabilities:
Accounts payable	937.0	263.1
Accrued expenses	198.1	60.9
Taxes other than income taxes	(21.3)	(83.0)
Income taxes payable	123.0	25.5

Changes in current assets and current liabilities	$(141.2)	$192.8

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:
o	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, short-term debt, and current portion of long-term debt and capital lease obligations;
o	the amounts shown above exclude the current assets and current liabilities acquired in connection with the Aruba Acquisition in 2004 and the St. Charles Acquisition in 2003, which are reflected separately in the consolidated statement of cash flows, and the effect of certain noncash investing activities discussed below; and
o	certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the nine months ended September 30, 2004 included various adjustments to property, plant and equipment and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Aruba and St. Charles Acquisitions discussed in Note 3 (including recognition of the $175 million of potential earn-out payments related to the St. Charles Acquisition).

Noncash investing and financing activities for the nine months ended September 30, 2003 included:
o	the issuance of 9.1 million shares of common stock in exchange for the settlement of 6.36 million PEPS unit purchase contracts under the remarketing election;
o	the issuance of 2% mandatory convertible preferred stock with a fair value of $220 million as partial consideration for the acquisition of the St. Charles Refinery from Orion;
o	the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations”;

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

o	the accrual of an earn-out contingency amount of $15.6 million payable to Exxon Mobil Corporation in October 2003 in connection with Valero’s acquisition of the Paulsboro Refinery; and
o	adjustments to property, plant and equipment, goodwill, and certain current and noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero’s investment in Valero L.P. effective March 18, 2003.

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2004	2003
Interest paid (net of amount capitalized)	$141.1	$159.6
Income taxes paid	239.8	84.8
Income tax refunds received	8.0	42.1

11. PRICE RISK MANAGEMENT ACTIVITIES

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Fair value hedges	$(0.6)	$(1.1)	$3.2	$(2.7)
Cash flow hedges	(1.1)	0.5	(8.6)	4.5

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

During the nine months ended September 30, 2004, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $150.8 million on certain cash flow hedges, primarily related to forward sales of distillates, with $131.0 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of September 30, 2004. Valero expects that $112.3 million of this amount will be reclassified into income over the next 12 months as a result of hedged transactions that are forecasted to occur over that period. The amount ultimately realized in income will differ as commodity prices change. As of September 30, 2004, the maximum length of time over which Valero was hedging its exposure to the variability in future cash flows for forecasted transactions was 15 months. For the nine months ended September 30, 2004 and 2003, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION

Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended September 30, 2004:
Operating revenues from external customers	$12,716.1	$1,623.2	$-	$14,339.3
Intersegment revenues	971.6	-	-	971.6
Operating income (loss)	760.5	36.6	(97.6)	699.5

Three months ended September 30, 2003:
Operating revenues from external customers	8,457.0	1,465.3	-	9,922.3
Intersegment revenues	758.2	-	-	758.2
Operating income (loss)	393.4	47.3	(83.3)	357.4

Nine months ended September 30, 2004:
Operating revenues from external customers	34,595.8	4,632.6	-	39,228.4
Intersegment revenues	2,747.7	-	-	2,747.7
Operating income (loss)	2,340.9	122.6	(293.2)	2,170.3

Nine months ended September 30, 2003:
Operating revenues from external customers	24,097.2	4,362.0	-	28,459.2
Intersegment revenues	2,241.8	-	-	2,241.8
Operating income (loss)	1,063.3	168.5	(241.9)	989.9

Total assets by reportable segment were as follows (in millions):

	September 30, 2004	December 31, 2003
Refining	$16,289.5	$13,013.1
Retail	1,646.6	1,548.2
Corporate	1,501.4	1,102.9

Total consolidated assets	$19,437.5	$15,664.2

The entire balance of goodwill as of September 30, 2004 and December 31, 2003 has been included in the total assets of the refining reportable segment.

13. STOCK-BASED COMPENSATION

Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income applicable to common stock,
as reported	$431.3	$189.8	$1,305.9	$488.6
Deduct: Compensation expense on stock
options determined under fair value method
for all awards, net of related tax effects	(3.1)	(3.7)	(11.7)	(12.5)

Pro forma net income applicable to
common stock	$428.2	$186.1	$1,294.2	$476.1

Earnings per common share:
As reported	$1.69	$0.81	$5.13	$2.16
Pro forma	$1.67	$0.80	$5.08	$2.11

Net income, as reported	$434.5	$191.1	$1,315.3	$489.9
Deduct: Compensation expense on stock
options determined under fair value method
for all awards, net of related tax effects	(3.1)	(3.7)	(11.7)	(12.5)

Pro forma net income	$431.4	$187.4	$1,303.6	$477.4

Earnings per common share - assuming dilution:
As reported	$1.57	$0.75	$4.78	$2.05
Pro forma	$1.56	$0.73	$4.73	$2.00

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to Valero’s defined benefit plans were as follows for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
Three months ended September 30:
Components of net periodic benefit cost:
Service cost	$13.8	$12.6	$1.9	$3.0
Interest cost	12.2	11.3	4.0	4.8
Expected return on plan assets	(10.3)	(9.3)	-	-
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	-	-
Prior service cost	0.6	0.7	(1.8)	0.4
Net loss	1.2	0.9	1.8	1.1
Other	-	1.4	-	-

Net periodic benefit cost	$17.4	$17.5	$5.9	$9.3

Nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$41.4	$36.0	$5.6	$8.6
Interest cost	36.5	34.0	11.9	14.2
Expected return on plan assets	(31.1)	(28.1)	-	-
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	-	-
Prior service cost	1.9	2.0	(5.3)	1.2
Net loss	3.5	2.7	5.4	3.4
Other	-	1.4	-	-

Net periodic benefit cost	$52.1	$47.9	$17.6	$27.4

Valero’s anticipated contributions to its pension plans during 2004 have not changed significantly from amounts previously disclosed in Valero’s consolidated financial statements for the year ended December 31, 2003. Valero has no minimum required contributions to its pension plans during 2004 under the Employee Retirement Income Security Act. For the nine months ended September 30, 2004 and 2003, Valero contributed approximately $73 million and $121 million, respectively, to its qualified pension plans.

15. COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility
As of September 30, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of September 30, 2004 and December 31, 2003, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of September 30, 2004. This lease expires in 2010.

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

	Basis Petroleum, Inc.	St. Charles Refinery
Aggregate payments made through September 30, 2004	$139.2	$-
Annual maximum limit	35.0	50.0
Aggregate limit	200.0	175.0

Sale of Headquarters Facility
On June 30, 2004, Valero completed the sale of both of its prior headquarters buildings for $27.3 million. Since the carrying value of these buildings had been written down to an amount based on this selling price in the fourth quarter of 2003, the disposition of the buildings resulted in no significant gain or loss in 2004.

Environmental Matters
The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of diesel fuel sold to highway consumers beginning in 2006. Modifications will be made at most of Valero’s refineries to comply with the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $1.8 billion will be required through 2008 for Valero to meet the Tier II specifications, of which approximately $697 million was expended through September 30, 2004. The aggregate estimate of expenditures includes amounts related to projects at three Valero refineries to provide hydrogen as part of the process of removing sulfur from

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gasoline and diesel. Valero expects that such estimates will change as additional engineering is completed and progress is made toward construction of these various projects. Factors that will affect the impact of these regulations on Valero include its ultimate selection of specific technologies to meet the Tier II standards and uncertainties related to timing, permitting and construction of specific units.

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request, and it has not been named in any enforcement proceeding by the EPA. Several other refiners, however, have either reached global settlements with the EPA regarding this enforcement initiative or have been subject to enforcement proceedings by the EPA. Valero believes that it will be able to reach a settlement with the EPA in the fourth quarter of 2004 applicable to all of its U.S. refineries. Valero expects to incur penalties and related expenses in connection with a potential settlement, but Valero believes that any settlement penalties will be immaterial to its results of operations and financial position. In addition, Valero expects that a settlement of this matter will require significant capital improvements or changes in operating parameters, or both, at most of Valero’s refineries. However, Valero expects that most of the required capital improvements or changes in operating parameters will be consistent with many of Valero’s existing or forecasted strategic capital projects or emission reduction projects already planned for the next several years.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against future '393 or '126 patent enforcement activity by Unocal against any person or entity with respect to gasoline to be sold in California. The trial for the FTC’s antitrust charges against Unocal began before an administrative law judge on October 19, 2004.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENT

On November 1, 2004, Valero L.P. announced a proposed merger with Kaneb Services LLC (Kaneb Services) and Kaneb Pipe Line Partners, L.P. (Kaneb Partners). The transaction is valued at approximately $2.8 billion. The boards of directors of the respective entities have approved the terms of the proposed transaction. Completion of the merger is subject to the approval of the unitholders of Valero L.P. and Kaneb Partners and the shareholders of Kaneb Services as well as customary regulatory approvals.

Under the terms of the merger, Valero L.P. will acquire all of the equity securities of Kaneb Services for $525 million in cash. In addition, the unitholders of Kaneb Partners will exchange their common units for a number of newly issued Valero L.P. common units based on an exchange ratio measured over a period prior to closing.

Valero expects to contribute approximately $28 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P., and Valero’s ownership interest in Valero L.P. is anticipated to be reduced to approximately 23% as a result of the merger. Valero L.P. furnished a copy of its press release together with additional investor information for the proposed transaction in its Current Report on Form 8-K dated November 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
As of September 30, 2004, Valero, an independent refining and marketing company, owned and operated 15 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.4 million barrels per day.

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

Valero’s profitability is determined in large part by the spread between the price of refined products and the price of crude oil, referred to as the refined product margin. Additionally, since a significant percentage of Valero’s total throughput represents sour crude oil feedstocks, Valero’s profitability is also affected by the spread between sweet crude oil and sour crude oil prices, referred to as the sour crude oil discount. The third quarter of 2004 continued to reflect the positive fundamentals experienced in the first six months of 2004, resulting in refined product margins and sour crude oil discounts which were very favorable. These positive fundamentals, combined with reliable operations at Valero’s refineries, resulted in reported earnings for the three months ended September 30, 2004 that were far in excess of the strong results of operations reported in the third quarter of 2003. Those results, combined with Valero’s strong results for the first six months of 2004 despite significant turnaround activity at several of its refineries during the first quarter, resulted in earnings per share of $4.78 reported by Valero for the nine months ended September 30, 2004, as adjusted to reflect the effect of a two-for-one stock split discussed below.

Operationally, Valero’s refineries had no major turnarounds and no significant unplanned downtime during the third quarter of 2004, thereby enabling Valero to benefit from the positive industry fundamentals discussed above. In addition, Valero continued to benefit from the operations of its Aruba Refinery, which was acquired on March 5, 2004 and has performed well since its acquisition.

On July 15, 2004, Valero’s Board of Directors approved a two-for-one split of Valero’s common stock, to be effected in the form of a stock dividend. The stock dividend was distributed on October 7, 2004 to stockholders of record on September 23, 2004. All share and per share data (except par value) in this Form 10-Q have been adjusted to reflect the effect of the stock split for all periods presented.

As a result of Valero’s recent strong operating results and its expectations of continuing favorable industry fundamentals, Valero increased the dividend on its common stock from $0.075 per share (after adjustment for the stock split) to $0.08 per share in the fourth quarter of 2004.

RESULTS OF OPERATIONS

Third Quarter 2004 Compared to Third Quarter 2003

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2004 (a)		2003		Change
Operating revenues	$14,339.3		$9,922.3		$4,417.0

Costs and expenses:
Cost of sales	12,683.4		8,749.9		3,933.5
Refining operating expenses	528.8		437.5		91.3
Retail selling expenses	176.8		176.0		0.8
General and administrative expenses	87.1		76.3		10.8
Depreciation and amortization expense:
Refining	139.2		106.7		32.5
Retail	14.0		11.5		2.5
Corporate	10.5		7.0		3.5

Total costs and expenses	13,639.8		9,564.9		4,074.9

Operating income	699.5		357.4		342.1
Equity in earnings of Valero L.P.	9.6		9.7		(0.1)
Other income (expense), net	7.3		(0.3)		7.6
Interest and debt expense:
Incurred	(73.7)		(70.2)		(3.5)
Capitalized	10.2		7.1		3.1
Distributions on preferred securities of
subsidiary trusts	-		(1.8)		1.8

Income before income tax expense	652.9		301.9		351.0
Income tax expense	218.4		110.8		107.6

Net income	434.5		191.1		243.4
Preferred stock dividends	3.2		1.3		1.9

Net income applicable to common stock	$431.3		$189.8		$241.5

Earnings per common share -
assuming dilution	$1.57		$0.75		$0.82

Earnings before interest, taxes, depreciation
and amortization (EBITDA) (b)	$880.1		$489.1		$391.0

Ratio of EBITDA to interest incurred (c)	11.9	x	7.0	x	4.9	x

____________________ See the footnote references on page 29.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended September 30,
	2004 (a)	2003	Change
Refining:
Operating income	$760.5	$393.4	$367.1
Throughput volumes (thousand barrels per day) (d)	2,243	1,911	332
Throughput margin per barrel (e)	$6.92	$5.33	$1.59
Operating costs per barrel:
Refining operating expenses	$2.56	$2.49	$0.07
Depreciation and amortization	0.68	0.61	0.07

Total operating costs per barrel	$3.24	$3.10	$0.14

Charges:
Crude oils:
Sour	51%	42%	9%
Sweet	27	35	(8)

Total crude oils	78	77	1
Residual fuel oil	8	5	3
Other feedstocks and blendstocks	14	18	(4)

Total charges	100%	100%	-%

Yields:
Gasolines and blendstocks	47%	53%	(6)%
Distillates	30	28	2
Petrochemicals	3	3	-
Lubes, asphalts and No. 6 oil	7	4	3
Other products	13	12	1

Total yields	100%	100%	-%

Retail - U.S.:
Operating income	$21.4	$33.3	$(11.9)
Company-operated fuel sites (average)	1,103	1,164	(61)
Fuel volumes (gallons per day per site)	4,787	4,773	14
Fuel margin per gallon	$0.128	$0.159	$(0.031)
Merchandise sales	$247.8	$251.3	$(3.5)
Merchandise margin (percentage of sales)	27.8%	27.3%	0.5%
Margin on miscellaneous sales	$25.5	$22.4	$3.1
Retail selling expenses	$127.3	$130.5	$(3.2)

Retail - Northeast:
Operating income	$15.2	$14.0	$1.2
Fuel volumes (thousand gallons per day)	3,148	3,132	16
Fuel margin per gallon	$0.190	$0.174	$0.016
Merchandise sales	$37.9	$33.8	$4.1
Merchandise margin (percentage of sales)	23.9%	23.6%	0.3%
Margin on miscellaneous sales	$6.9	$4.7	$2.2
Retail selling expenses	$49.5	$45.5	$4.0

____________________ See the footnote references on page 29.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2004 (a)	2003	Change
Gulf Coast:
Operating income	$488.6	$112.6	$376.0
Throughput volumes (thousand barrels per day) (d)	1,273	933	340
Throughput margin per barrel (e)	$7.34	$4.62	$2.72
Operating costs per barrel:
Refining operating expenses	$2.54	$2.68	$(0.14)
Depreciation and amortization	0.63	0.63	-

Total operating costs per barrel	$3.17	$3.31	$(0.14)

Mid-Continent:
Operating income	$37.9	$82.1	$(44.2)
Throughput volumes (thousand barrels per day)	291	292	(1)
Throughput margin per barrel (e)	$4.77	$5.67	$(0.90)
Operating costs per barrel:
Refining operating expenses	$2.71	$2.18	$0.53
Depreciation and amortization	0.64	0.43	0.21

Total operating costs per barrel	$3.35	$2.61	$0.74

Northeast:
Operating income	$99.7	$105.4	$(5.7)
Throughput volumes (thousand barrels per day)	381	368	13
Throughput margin per barrel (e)	$5.33	$5.31	$0.02
Operating costs per barrel:
Refining operating expenses	$1.89	$1.69	$0.20
Depreciation and amortization	0.59	0.51	0.08

Total operating costs per barrel	$2.48	$2.20	$0.28

West Coast:
Operating income	$134.3	$93.3	$41.0
Throughput volumes (thousand barrels per day)	298	318	(20)
Throughput margin per barrel (e)	$9.29	$7.15	$2.14
Operating costs per barrel:
Refining operating expenses	$3.40	$3.15	$0.25
Depreciation and amortization	1.00	0.81	0.19

Total operating costs per barrel	$4.40	$3.96	$0.44

____________________ See the footnote references on page 29.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Three Months Ended September 30,
	2004	2003	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$43.82	$30.18	$13.64
WTI less sour crude oil at U.S. Gulf Coast (h)	4.95	3.15	1.80
WTI less Alaska North Slope (ANS) crude oil	2.06	1.36	0.70
WTI less Maya crude oil	11.65	5.82	5.83

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	7.24	7.28	(0.04)
No. 2 fuel oil less WTI	4.42	1.59	2.83
Propylene less WTI	10.24	(2.76)	13.00
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.18	10.03	(1.85)
Low-sulfur diesel less WTI	7.89	4.92	2.97
U.S. Northeast:
Conventional 87 gasoline less WTI	7.83	8.65	(0.82)
No. 2 fuel oil less WTI	5.29	2.50	2.79
Lube oils less WTI	21.40	26.78	(5.38)
U.S. West Coast:
CARBOB 87 gasoline less ANS	18.84	17.26	1.58
Low-sulfur diesel less ANS	15.77	8.05	7.72

The following notes relate to references on pages 26 through 29.
(a)	Includes a full quarter of operations related to the Aruba Acquisition, which was consummated on March 5, 2004.
(b)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 31.
(c)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations – Corporate Expenses and Other” on page 31.
(d)

Total throughput volumes and throughput volumes for the Gulf Coast region for the three months ended September 30, 2004 include throughput volumes for the Aruba Refinery, which averaged 220,000 barrels per day.

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

General

Valero’s net income for the three months ended September 30, 2004 was $434.5 million, or $1.57 per share, compared to net income of $191.1 million, or $0.75 per share, for the three months ended September 30, 2003.

Operating revenues increased 45% for the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $342.1 million from the third quarter of 2003 to the third quarter of 2004 due to a $367.1 million increase in the refining segment, partially offset by a $10.7 million decrease in the retail segment and a $14.3 million increase in general and administrative expenses (including corporate depreciation and amortization expense).

Refining

Operating income for Valero’s refining segment increased from $393.4 million for the third quarter of 2003 to $760.5 million for the third quarter of 2004, resulting from an increase in refining throughput margin of $1.59 per barrel, or 30%, and a 17% increase in throughput volumes.

The increase in total throughput margin in 2004 was due to the following factors:
o	Average distillate margins increased significantly in all of Valero’s refining regions in the third quarter of 2004 compared to the third quarter of 2003 due to increased foreign and U.S. demand, which resulted from improved economies and higher demand for on-road diesel, combined with low distillate inventory levels.
o	Discounts on Valero’s sour crude oil feedstocks during the third quarter of 2004 improved significantly compared to the third quarter of 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, the global movement to cleaner fuels has caused an increased demand for sweet crude oil by refineries in order to lower the sulfur content of the gasoline they produce. A global increase in refined product demand, particularly in Asia, has also increased the demand for sweet versus sour crude oil due to the higher gasoline content of sweet crude oil and the inability of many foreign refineries to process sour crude oils effectively.
o	Petrochemical feedstock margins improved in the third quarter of 2004 compared to the third quarter of 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
o	Throughput volumes increased 332,000 barrels per day in the third quarter of 2004 compared to the third quarter of 2003 primarily due to 220,000 barrels per day of throughput at the Aruba Refinery, which was acquired in March 2004.

Partially offsetting the above increases in throughput margin were lower margins on gasoline and other refined products such as petroleum coke, sulfur, No. 6 oil and asphalt due to a significant increase in the price of crude oil from the third quarter of 2003 to the third quarter of 2004.

Refining operating expenses were 21% higher for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, due primarily to the acquisition of the Aruba Refinery and increases in energy costs, maintenance expense and employee compensation expense, including variable compensation. However, due to an increase in throughput volumes between the periods, the increase in operating costs on a per-barrel basis was 3%. Refining depreciation and amortization expense increased 30% from the third quarter of 2003 to the third quarter of 2004 due to additional depreciation expense resulting from the acquisition of the Aruba Refinery, capital additions and increased turnaround and catalyst amortization.

Retail

Retail operating income was $36.6 million for the quarter ended September 30, 2004 compared to $47.3 million for the quarter ended September 30, 2003. The decrease was attributable to U.S. operations and was due primarily to lower retail fuel margins caused by higher crude oil prices and lower volumes due to fewer stores.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $14.3 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Employee compensation and benefits increased approximately $9 million between the quarters, of which approximately $6 million related to the recognition of increased variable compensation expense as a result of improved financial performance in 2004 compared to 2003.

Income tax expense increased $107.6 million from the third quarter of 2003 to the third quarter of 2004 mainly as a result of higher operating income. Valero’s effective tax rate for the quarter ended September 30, 2004 decreased from the quarter ended September 30, 2003 due to the addition of the Aruba Refinery, whose results of operations are non-taxable in Aruba through December 31, 2010.

The following is a reconciliation of net income to EBITDA (in millions):

	Three Months Ended September 30,
	2004	2003
Net income	$434.5	$191.1
Income tax expense	218.4	110.8
Depreciation and amortization expense	163.7	125.2
Interest and debt expense, net	63.5	63.1
Other amortizations	-	(1.1)

EBITDA	$880.1	$489.1

The following is the computation of the ratio of EBITDA to interest incurred (dollars in millions):

	Three Months Ended September 30,
	2004		2003
EBITDA	$880.1		$489.1
Interest incurred	73.7		70.2
Ratio of EBITDA to interest incurred	11.9	x	7.0	x

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Financial Highlights
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2004 (a)		2003 (b)		Change
Operating revenues	$39,228.4		$28,459.2		$10,769.2

Costs and expenses:
Cost of sales	34,260.3		25,163.5		9,096.8
Refining operating expenses	1,552.7		1,202.4		350.3
Retail selling expenses	518.6		518.9		(0.3)
General and administrative expenses	262.8		222.5		40.3
Depreciation and amortization expense:
Refining	391.4		308.5		82.9
Retail	41.9		34.1		7.8
Corporate	30.4		19.4		11.0

Total costs and expenses	37,058.1		27,469.3		9,588.8

Operating income	2,170.3		989.9		1,180.4
Equity in earnings of Valero L.P. (c)	29.0		20.4		8.6
Other income (expense), net	4.4		(5.9)		10.3
Interest and debt expense:
Incurred	(222.6)		(217.7)		(4.9)
Capitalized	27.0		16.3		10.7
Minority interest in net income of Valero L.P. (c)	-		(2.4)		2.4
Distributions on preferred securities of
subsidiary trusts	-		(16.8)		16.8

Income before income tax expense	2,008.1		783.8		1,224.3
Income tax expense	692.8		293.9		398.9

Net income	1,315.3		489.9		825.4
Preferred stock dividends	9.4		1.3		8.1

Net income applicable to common stock	$1,305.9		$488.6		$817.3

Earnings per common share -
assuming dilution	$4.78		$2.05		$2.73

EBITDA (d)	$2,667.4		$1,345.3		$1,322.1

Ratio of EBITDA to interest incurred (e)	12.0	x	6.2	x	5.8	x

____________________ See the footnote references on page 35.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Nine Months Ended September 30,
	2004 (a)	2003 (b)	Change
Refining:
Operating income	$2,340.9	$1,063.3	$1,277.6
Throughput volumes (thousand barrels per day) (f)	2,138	1,792	346
Throughput margin per barrel (g)	$7.31	$5.26	$2.05
Operating costs per barrel:
Refining operating expenses	$2.65	$2.46	$0.19
Depreciation and amortization	0.67	0.63	0.04

Total operating costs per barrel	$3.32	$3.09	$0.23

Charges:
Crude oils:
Sour	48%	44%	4%
Sweet	30	36	(6)

Total crude oils	78	80	(2)
Residual fuel oil	6	5	1
Other feedstocks and blendstocks	16	15	1

Total charges	100%	100%	-%

Yields:
Gasolines and blendstocks	48%	54%	(6)%
Distillates	30	28	2
Petrochemicals	3	3	-
Lubes, asphalts and No. 6 oil	7	4	3
Other products	12	11	1

Total yields	100%	100%	-%

Retail - U.S.:
Operating income	$55.7	$93.9	$(38.2)
Company-operated fuel sites (average)	1,123	1,207	(84)
Fuel volumes (gallons per day per site)	4,640	4,535	105
Fuel margin per gallon	$0.128	$0.154	$(0.026)
Merchandise sales	$705.4	$713.1	$(7.7)
Merchandise margin (percentage of sales)	28.3%	27.9%	0.4%
Margin on miscellaneous sales	$73.3	$67.4	$5.9
Retail selling expenses	$374.2	$382.3	$(8.1)

Retail - Northeast:
Operating income	$66.9	$74.6	$(7.7)
Fuel volumes (thousand gallons per day)	3,234	3,338	(104)
Fuel margin per gallon	$0.209	$0.209	$-
Merchandise sales	$102.5	$89.0	$13.5
Merchandise margin (percentage of sales)	24.1%	22.7%	1.4%
Margin on miscellaneous sales	$17.2	$14.9	$2.3
Retail selling expenses	$144.4	$136.6	$7.8

____________________ See the footnote references on page 35.

Refining Operating Highlights by Region (h)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2004 (a)	2003 (b)	Change
Gulf Coast:
Operating income	$1,337.1	$320.0	$1,017.1
Throughput volumes (thousand barrels per day) (f)	1,185	829	356
Throughput margin per barrel (g)	$7.40	$4.71	$2.69
Operating costs per barrel:
Refining operating expenses	$2.65	$2.65	$-
Depreciation and amortization	0.64	0.64	-

Total operating costs per barrel	$3.29	$3.29	$-

Mid-Continent:
Operating income	$212.1	$162.2	$49.9
Throughput volumes (thousand barrels per day)	292	274	18
Throughput margin per barrel (g)	$5.88	$5.04	$0.84
Operating costs per barrel:
Refining operating expenses	$2.65	$2.36	$0.29
Depreciation and amortization	0.58	0.51	0.07

Total operating costs per barrel	$3.23	$2.87	$0.36

Northeast:
Operating income	$358.0	$323.0	$35.0
Throughput volumes (thousand barrels per day)	377	371	6
Throughput margin per barrel (g)	$5.92	$5.27	$0.65
Operating costs per barrel:
Refining operating expenses	$1.87	$1.58	$0.29
Depreciation and amortization	0.58	0.51	0.07

Total operating costs per barrel	$2.45	$2.09	$0.36

West Coast:
Operating income	$433.7	$258.1	$175.6
Throughput volumes (thousand barrels per day)	284	318	(34)
Throughput margin per barrel (g)	$10.25	$6.89	$3.36
Operating costs per barrel:
Refining operating expenses	$3.69	$3.08	$0.61
Depreciation and amortization	1.00	0.83	0.17

Total operating costs per barrel	$4.69	$3.91	$0.78

____________________ See the footnote references on page 35.

Average Market Reference Prices and Differentials (i)
(dollars per barrel)

	Nine Months Ended September 30,
	2004	2003	Change
Feedstocks:
WTI crude oil	$39.13	$31.10	$8.03
WTI less sour crude oil at U.S. Gulf Coast (j)	4.54	3.44	1.10
WTI less ANS crude oil	1.49	1.39	0.10
WTI less Maya crude oil	9.91	6.88	3.03

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	9.47	5.99	3.48
No. 2 fuel oil less WTI	2.89	2.65	0.24
Propylene less WTI	9.70	2.34	7.36
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	10.29	8.10	2.19
Low-sulfur diesel less WTI	6.07	5.18	0.89
U.S. Northeast:
Conventional 87 gasoline less WTI	9.62	6.06	3.56
No. 2 fuel oil less WTI	4.01	4.52	(0.51)
Lube oils less WTI	23.27	24.13	(0.86)
U.S. West Coast:
CARBOB 87 gasoline less ANS	20.44	15.54	4.90
Low-sulfur diesel less ANS	14.90	7.03	7.87

The following notes relate to references on pages 32 through 35.
(a)

Includes operations related to the St. Charles Refinery, which was acquired on July 1, 2003, for the full nine months of 2004 and operations related to the Aruba Acquisition commencing on its acquisition date of March 5, 2004.

(b)	Includes the operations of the St. Charles Refinery commencing on July 1, 2003.
(c)

On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(d)	EBITDA is a non-GAAP measure. The reconciliation of net income to EBITDA is included in “Results of Operations – Corporate Expenses and Other” on page 38.
(e)	The ratio of EBITDA to interest incurred is a non-GAAP measure. The calculation for this ratio is included in “Results of Operations – Corporate Expenses and Other” on page 38.
(f)

Total throughput volumes and throughput volumes for the Gulf Coast region for the nine months ended September 30, 2004 are based on a 274-day period, which results in 170,000 and 208,000 barrels per day being included for the Aruba Refinery and the St. Charles Refinery, respectively. Throughput volumes for the Aruba Refinery for the 210 days of its operations during the nine months ended September 30, 2004 averaged 222,000 barrels per day. Total throughput volumes and throughput volumes for the Gulf Coast region for the nine months ended September 30, 2003 are based on a 273-day period, which results in 64,000 barrels per day being included for the St. Charles Refinery. Throughput volumes for the St. Charles Refinery for the 92 days of its operations during the nine months ended September 30, 2003 averaged 191,000 barrels per day.

(g)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(h)

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

(i)

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

(j)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Valero’s net income for the nine months ended September 30, 2004 was $1.3 billion, or $4.78 per share, compared to net income of $489.9 million, or $2.05 per share, for the nine months ended September 30, 2003.

Operating revenues increased 38% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $1.2 billion from the first nine months of 2003 to the first nine months of 2004 due to a $1.3 billion increase in the refining segment, partially offset by a $45.9 million decrease in the retail segment and a $51.3 million increase in general and administrative expenses (including corporate depreciation and amortization expense).

Refining

Operating income for Valero’s refining segment increased from $1.1 billion for the nine months ended September 30, 2003 to $2.3 billion for the nine months ended September 30, 2004, resulting from an increase in refining throughput margin of $2.05 per barrel, or 39%, and a 19% increase in throughput volumes.

The increase in total throughput margin in 2004 was due to the following factors:
o	Gasoline margins increased in all of Valero’s refining regions in the first nine months of 2004 compared to the first nine months of 2003 due to strong gasoline demand and lower inventory levels for much of the first nine months of 2004. Gasoline demand is up significantly in 2004 primarily due to strong U.S. and global economic activity and the continued growth of SUV and light truck ownership.
o	Overall, distillate margins also increased during the first nine months of 2004 compared to the first nine months of 2003 due to increased foreign and U.S. demand resulting from improved economies and lower inventory levels.
o	Discounts on Valero’s sour crude oil feedstocks during the first nine months of 2004 improved compared to the first nine months of 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, discounts on sour crude oil feedstocks have benefited from increased demand for sweet crude oil by refineries resulting from several factors, including (i) the global movement to cleaner fuels which has required refineries to lower the sulfur content of the gasoline they produce, (ii) high gasoline margins which have increased the demand for sweet versus sour crude oil due to the higher gasoline content of sweet crude oil, and (iii) a global increase in refined product demand, particularly in Asia, which has resulted in more gasoline production by less complex foreign refineries that require sweet crude oil as feedstock.
o	Petrochemical feedstock margins improved significantly in the first nine months of 2004 compared to the first nine months of 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
o	Throughput volumes increased 346,000 barrels per day in the first nine months of 2004 compared to the same period in 2003 primarily due to increased throughput of 144,000 barrels per day during the first nine months of 2004 at the St. Charles Refinery, which was acquired in July 2003, and 170,000 barrels per day of throughput at the Aruba Refinery during the partial period commencing on its acquisition date of March 5, 2004.

Partially offsetting the above increases in throughput margin were lower margins on products such as asphalt, No. 6 oil, sulfur and petroleum coke due to an increase in the price of crude oil from the first nine months of 2003 to the first nine months of 2004, an approximate $20 million reduction due to Valero ceasing consolidation of Valero L.P. in March 2003, and a higher-than-normal level of turnaround activity in the first quarter of 2004.

Refining operating expenses were 29% higher for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to the acquisition of the St. Charles and Aruba Refineries and increases in energy costs, maintenance expense and employee compensation, including variable compensation. However, due to an increase in throughput volumes between the periods, the increase in operating costs on a per-barrel basis was 8%. Refining depreciation and amortization expense increased 27% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 due to additional depreciation expense resulting from the acquisitions of the St. Charles and Aruba Refineries, capital additions and increased turnaround and catalyst amortization.

Retail

Retail operating income was $122.6 million for the nine months ended September 30, 2004 compared to $168.5 million for the nine months ended September 30, 2003. The decrease in retail operating income was due primarily to lower retail fuel margins in the U.S. caused by a rapid rise in crude oil prices during the first nine months of 2004 which could not be fully passed through to consumers, lower fuel sales in the U.S. due to fewer stores, and a decrease in fuel sales in the Northeast due mainly to the disposition of a portion of Valero’s home heating oil business in the second half of 2003.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $51.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Employee compensation and benefits increased approximately $41 million between the periods, including the recognition of increased variable compensation expense of approximately $21 million as a result of improved financial performance between the respective periods.

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

Other income (expense), net improved $10.3 million due primarily to an increase in equity income from joint ventures of $6.0 million.

Net interest and debt expense decreased $5.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to an increase in capitalized interest resulting from an increased amount of construction projects, including the Cameron Highway Oil Pipeline Project.

Distributions on preferred securities of subsidiary trusts decreased $16.8 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 due to the redemption of the

8.32% Trust Originated Preferred Securities in June 2003 and the settlement of the Premium Equity Participating Security Units in August 2003.

Income tax expense increased $398.9 million from the first nine months of 2003 to the first nine months of 2004 mainly as a result of higher operating income. Valero’s effective tax rate for the nine months ended September 30, 2004 decreased from the nine months ended September 30, 2003 due to the addition of the Aruba Refinery, whose results of operations are non-taxable in Aruba through December 31, 2010.

The following is a reconciliation of net income to EBITDA (in millions):

	Nine Months Ended September 30,
	2004	2003
Net income	$1,315.3	$489.9
Income tax expense	692.8	293.9
Depreciation and amortization expense	463.7	362.0
Interest and debt expense, net	195.6	201.4
Other amortizations	-	(1.9)

EBITDA	$2,667.4	$1,345.3

The following is the computation of the ratio of EBITDA to interest incurred (dollars in millions):

	Nine Months Ended September 30,
	2004		2003
EBITDA	$2,667.4		$1,345.3
Interest incurred	222.6		217.7
Ratio of EBITDA to interest incurred	12.0	x	6.2	x

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

OUTLOOK

The beginning of the fourth quarter normally reflects increasing distillate margins due to the anticipation of the onset of colder weather and decreasing gasoline margins due to the end of the summer driving season. Distillate margins were very strong in the third quarter of 2004 as a result of higher domestic and foreign demand, and they are expected to further improve due to continuing strong demand, low inventories and high levels of industry-wide turnaround activity. Gasoline margins, on the other hand, weakened somewhat during the third quarter as the end of the summer driving season approached. However, the effects of Hurricane Ivan, which caused a number of refineries to temporarily shut down and interrupted crude deliveries, reduced gasoline production and tightened inventory levels, resulting in improved gasoline margins entering the fourth quarter. Gasoline margins to date in the fourth quarter have weakened to seasonal norms. Valero believes that continuing strong demand and tight supply will result in strong gasoline margins in 2005. Also, the margins for petrochemical feedstocks such as benzene, toluene and xylene have been strong which should keep these products out of the gasoline blendstock pool.

In regard to refinery feedstocks, sour crude oil discounts reached record levels since the end of the third quarter of 2004 and are expected to remain high for an extended period of time, partly due to increased domestic and global demand for sweet crude oil by less complex refiners as a result of the requirements for lower sulfur fuels that are now in effect. In addition, the supply of sour crude oils is increasing due to an increasing percentage of sour crude oil production, which should also support continued strong discounts. Furthermore, incremental crude oil processed to meet the increasing world demand for light products is generating excess by-product resid, which should also continue to support wide discounts for heavy, high-sulfur crude oils.

Operationally, Valero expects to benefit during the remainder of 2004 and through 2005 from its St. Charles and Aruba Acquisitions and from the completion of several turnaround and capital improvement projects. For 2005, throughput volume is expected to increase approximately 100,000 barrels per day compared to 2004 mainly as a result of a full year of operations of the Aruba Refinery and several capital projects completed in 2004. In addition, with the completion of current and planned capital improvement projects, Valero will further strengthen its ability to take advantage of an expected continuation of favorable sour crude oil discounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2004 and 2003
Net cash provided by operating activities for the nine months ended September 30, 2004 was $1.9 billion compared to $1.2 billion for the nine months ended September 30, 2003. The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations,” partially offset by higher working capital requirements in the 2004 period. Changes in cash provided by or used for working capital during the first nine months of 2004 and 2003 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements. The primary changes in working capital for 2004 resulted from an increase in the level of Valero’s inventories, an increase in accounts receivable and accounts payable resulting from a significant increase in commodity prices from December 2003 to September 2004, increased accrued expenses resulting from derivative transactions and interest accruals, and an increased accrual for income tax payments due to the significant income earned in the first nine months of 2004. In addition, approximately $100 million of cash was used for deferred items during the first nine months of 2004, primarily attributable to:
o	the liquidation of the outstanding amount of certain foreign currency exchange contracts for a net cash payment of approximately $34 million,
o	$25 million of the contributions made to Valero’s qualified pension plans during the period, and
o	approximately $25 million invested in re-imaging programs for various wholesale branded outlets.

The net cash generated from operating activities, combined with approximately $406 million of proceeds from the sale of common stock, approximately $333 million of net borrowings (net of debt repayments), $111.5 million of proceeds from the issuance of common stock related to Valero’s benefit plans, and $58.2 million of proceeds from the disposition of property, plant and equipment, were used to:
o	fund $1.0 billion of capital expenditures and deferred turnaround and catalyst costs,
o	exercise options under structured lease arrangements to purchase $567.1 million of leased property,
o	fund the Aruba Acquisition of $548.4 million, net of cash acquired,
o	purchase 8.0 million shares of treasury stock at a cost of $245.2 million,
o	fund contingent payments in connection with acquisitions of $53.4 million, and
o	pay common and preferred stock dividends of $57.6 million.

In addition, Valero’s cash balance increased by $311.6 million from December 31, 2003 to September 30, 2004.

As discussed above, net cash provided by operating activities during the first nine months of 2003 was $1.2 billion. The net cash provided by operations combined with approximately $300 million of proceeds from the issuance of senior notes in June 2003, $250.2 million of proceeds from the issuance of common stock in March 2003, $379.9 million of proceeds from the contribution and sale of certain assets to Valero L.P., $63.3 million of proceeds from the disposition of certain home heating oil operations and other property, plant and equipment, and $69.3 million of available cash on hand were used to:
o	fund $666.0 million of capital expenditures and deferred turnaround and catalyst costs,
o	fund part of the acquisition of the St. Charles Refinery for $308.0 million,
o	exercise options under structured lease arrangements to purchase $238.3 million of property and exercise an option under certain capital leases to purchase for $289.3 million the Corpus Christi East Refinery and related refined product logistics assets,
o	redeem $200 million of company-obligated preferred securities of subsidiary trusts,
o	fund a $104.5 million investment in the Cameron Highway Oil Pipeline Project, $35.0 million of earn-out payments and approximately $15 million of other acquisitions, and
o	pay common and preferred stock dividends of $35.0 million.

The remaining proceeds were used primarily to reduce borrowings under Valero’s committed and uncommitted bank credit facilities.

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s Aruba Refinery and related marine, bunkering and marketing operations. Consideration for the purchase, including a working capital adjustment subsequent to the closing, consisted of $200 million in existing cash, approximately $36 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 15.6 million shares of Valero common stock. In addition, upon termination on May 4, 2004 of an agreement in existence with a third-party marketing firm on the date of acquisition, Valero paid $67.8 million related to certain refined product inventories owned by the third-party marketing firm.

Capital Investments
During the nine months ended September 30, 2004, Valero expended $820.7 million for capital expenditures and $180.2 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2004 included approximately $140 million to fund construction of gasoline desulfurization units at the Paulsboro, St. Charles, Quebec and Corpus Christi West Refineries in response to new low-sulfur regulations. In addition, $567.1 million was expended for the purchase of various leased properties, which were previously subject to structured lease arrangements (see Note 15 of Condensed Notes to Consolidated Financial Statements).

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In May 2004, Valero made an earn-out contingency payment of $35.0 million to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc. Based on actual margin levels through October 2004 and estimated margin levels for November and December 2004, an earn-out payment related to the St. Charles Refinery of $50 million would be due in January 2005.

For 2004, Valero expects to incur approximately $1.7 billion for capital investments, including approximately $1.4 billion for capital expenditures (approximately $557 million of which is for environmental projects) and approximately $280 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes the purchase of properties previously leased under four structured lease arrangements, as previously discussed. The capital expenditure estimate also excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Contractual Obligations
As of September 30, 2004, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. Except as discussed below, there were no significant changes to Valero’s contractual obligations during the nine months ended September 30, 2004.

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

As of September 30, 2004, “current portion of long-term debt and capital lease obligations” included approximately $400 million of notes which become due during the first and second quarters of 2005.

As of September 30, 2004, Valero’s short-term and long-term purchase obligations increased by approximately $6 billion from the amount reported as of December 31, 2003. The increase is almost entirely attributable to an increase in obligations under crude oil supply contracts resulting mainly from a significantly higher crude oil price as of September 30, 2004.

On August 25, 2004, the Securities and Exchange Commission declared effective a shelf registration statement on Form S-3 filed by Valero to register $3.5 billion of securities for potential future issuance.

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
As of September 30, 2004, Valero’s committed lines of credit included (in millions):

	Borrowing Capacity		Expiration
3-year revolving credit facility		$750.0	December 2006
5-year revolving credit facility		$750.0	December 2006
Canadian revolving credit facility	Cdn. $	115.0	July 2005

As of September 30, 2004, Valero had $175.7 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $216.3 million of letters of credit outstanding under its committed facilities and Cdn. $7.8 million of letters of credit outstanding under its Canadian facility.

Under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 35.1% as of September 30, 2004.

Other
During the first nine months of 2004, Valero contributed cash of $73.3 million to its qualified pension plans. No contributions are expected for the fourth quarter of 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility
As of September 30, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of September 30, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of September 30, 2004. This lease expires in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero’s derivative commodity instruments as of September 30, 2004 and December 31, 2003 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
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

	September 30, 2004
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	40,672	$46.80	N/A	$1,903.3	$2,034.3	$131.0
2005 (crude oil and refined products)	910	41.71	N/A	38.0	43.7	5.7
Futures - short:
2004 (crude oil and refined products)	51,354	N/A	$46.51	2,388.4	2,573.0	(184.6)
2005 (crude oil and refined products)	600	N/A	42.85	25.7	28.8	(3.1)

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	40,765	31.60	48.56	N/A	691.4	691.4
2005 (crude oil and refined products)	59,755	35.71	44.69	N/A	536.7	536.7
Swaps - short:
2004 (crude oil and refined products)	40,485	56.26	36.35	N/A	(805.8)	(805.8)
2005 (crude oil and refined products)	59,755	50.59	40.31	N/A	(614.1)	(614.1)
Futures - long:
2004 (crude oil and refined products)	16,248	43.62	N/A	708.8	868.4	159.6
2005 (crude oil and refined products)	5,774	40.99	N/A	236.7	271.2	34.5
Futures - short:
2004 (crude oil and refined products)	15,522	N/A	43.93	681.8	847.1	(165.3)
2005 (crude oil and refined products)	5,562	N/A	45.75	254.5	290.7	(36.2)

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	1,568	8.84	8.03	N/A	(1.3)	(1.3)
Swaps - short:
2004 (crude oil and refined products)	3,273	2.88	4.33	N/A	4.7	4.7
Futures - long:
2004 (crude oil and refined products)	20,054	49.20	N/A	986.6	1,053.3	66.7
2005 (crude oil and refined products)	1,289	50.93	N/A	65.6	70.9	5.3
Futures - short:
2004 (crude oil and refined products)	25,861	N/A	48.78	1,261.6	1,358.5	(96.9)
2005 (crude oil and refined products)	1,907	N/A	49.75	94.9	104.8	(9.9)
Options - long:
2004 (crude oil and refined products)	6,668	52.34	N/A	10.4	22.9	12.5
2005 (crude oil and refined products)	1,000	35.00	N/A	2.8	5.2	2.4
Options - short:
2004 (crude oil and refined products)	14,194	N/A	51.96	(13.8)	8.2	(22.0)
2005 (crude oil and refined products)	4,089	N/A	13.27	(2.6)	3.2	(5.8)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	6,795	27.45	36.44	N/A	61.1	61.1
2005 (crude oil and refined products)	20,360	35.99	43.95	N/A	162.2	162.2
Swaps - short:
2004 (crude oil and refined products)	7,040	34.75	25.94	N/A	(62.0)	(62.0)
2005 (crude oil and refined products)	20,135	44.96	36.83	N/A	(163.7)	(163.7)
Futures - long:
2004 (crude oil and refined products)	22,520	41.40	N/A	932.3	1,169.2	236.9
2005 (crude oil and refined products)	3,320	39.31	N/A	130.5	157.1	26.6
2004 (natural gas)	1,060	7.01	N/A	7.4	8.4	1.0
2005 (natural gas)	210	7.04	N/A	1.5	1.6	0.1
Futures - short:
2004 (crude oil and refined products)	22,001	N/A	41.13	904.8	1,141.9	(237.1)
2005 (crude oil and refined products)	2,534	N/A	39.36	99.7	123.1	(23.4)
2004 (natural gas)	210	N/A	6.13	1.3	1.6	(0.3)
2005 (natural gas)	210	N/A	6.38	1.3	1.5	(0.2)
Options - long:
2004 (crude oil and refined products)	10,202	10.59	N/A	6.1	14.4	8.3
2005 (crude oil and refined products)	1,000	35.00	N/A	1.2	2.0	0.8
Options - short:
2004 (crude oil and refined products)	6,850	N/A	11.68	(7.4)	4.0	(11.4)

	December 31, 2003
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)
Fair Value Hedges:
Futures - long:
2004 (crude oil and refined products)	26,464	$31.72	N/A	$839.4	$860.1	$20.7
2005 (crude oil and refined products)	2	29.84	N/A	-	-	-
Futures - short:
2004 (crude oil and refined products)	36,110	N/A	$31.59	1,140.7	1,180.5	(39.8)

Cash Flow Hedges:
Swaps - long:
2004 (crude oil and refined products)	61,020	27.89	30.38	N/A	152.0	152.0
2004 (natural gas)	915	5.66	6.08	N/A	0.4	0.4
Swaps - short:
2004 (crude oil and refined products)	61,520	34.01	31.62	N/A	(147.3)	(147.3)
2004 (natural gas)	458	6.08	5.61	N/A	(0.2)	(0.2)
Futures - long:
2004 (crude oil and refined products)	17,266	32.05	N/A	553.5	567.2	13.7
Futures - short:
2004 (crude oil and refined products)	14,600	N/A	33.35	487.0	502.1	(15.1)
2004 (natural gas)	540	N/A	5.24	2.8	3.3	(0.5)

Economic Hedges:
Swaps - long:
2004 (crude oil and refined products)	2,658	10.73	10.97	N/A	0.6	0.6
Swaps - short:
2004 (crude oil and refined products)	7,428	1.66	2.02	N/A	2.6	2.6
Futures - long:
2004 (crude oil and refined products)	16,604	37.25	N/A	618.5	622.9	4.4
Futures - short:
2004 (crude oil and refined products)	19,788	N/A	36.32	718.7	730.1	(11.4)
Options - long:
2004 (crude oil and refined products)	24,719	9.72	N/A	7.0	12.5	5.5
2004 (natural gas)	913	5.05	N/A	0.5	0.9	0.4
Options - short:
2004 (crude oil and refined products)	34,269	N/A	9.68	(13.7)	(13.2)	(0.5)

Trading Activities:
Swaps - long:
2004 (crude oil and refined products)	8,330	17.09	18.43	N/A	11.2	11.2
Swaps - short:
2004 (crude oil and refined products)	8,675	18.99	17.75	N/A	(10.7)	(10.7)
Futures - long:
2004 (crude oil and refined products)	22,396	31.21	N/A	699.1	724.2	25.1
2005 (crude oil and refined products)	200	26.46	N/A	5.3	5.7	0.4
2004 (natural gas)	300	5.08	N/A	1.5	1.7	0.2
Futures - short:
2004 (crude oil and refined products)	21,416	N/A	31.79	680.8	703.6	(22.8)
2005 (crude oil and refined products)	200	N/A	31.71	6.3	6.7	(0.4)
2004 (natural gas)	300	N/A	5.75	1.7	1.8	(0.1)
Options - long:
2004 (crude oil and refined products)	12,671	13.62	N/A	3.7	8.0	4.3
Options - short:
2004 (crude oil and refined products)	7,647	N/A	8.56	(3.0)	(0.7)	(2.3)

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

	September 30, 2004
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$3,372.0	$4,445.0	$4,864.7
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	6.6%	6.8%
Floating rate	$-	$-	$-	$87.5	$75.0	$37.5	$200.0	$200.0
Average interest rate	-%	-%	-%	2.6%	2.6%	2.6%	2.6%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$650.0	$1,000.0	$(11.2)
Average pay rate	3.9%	4.6%	5.5%	5.6%	5.6%	6.3%	5.7%
Average receive rate	6.0%	6.0%	6.0%	5.8%	5.7%	5.6%	5.7%

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$-	$409.6	$300.0	$356.9	$6.5	$2,972.0	$4,045.0	$4,452.4
Average interest rate	-%	8.1%	7.4%	6.1%	6.0%	7.0%	7.0%
Floating rate	$-	$-	$260.0	$-	$-	$-	$260.0	$260.0
Average interest rate	-%	-%	3.0%	-%	-%	-%	3.0%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$-	$-	$125.0	$225.0	$-	$450.0	$800.0	$(10.8)
Average pay rate	3.7%	5.1%	6.1%	6.6%	6.6%	6.8%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.1%	6.1%	5.8%	6.0%

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million. These interest rate swap contracts currently have an estimated pay rate of 2.6% and hedge $200 million of debt with an interest rate of 4.75%.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a)        Sales of Unregistered Equity Securities. Valero is the sponsor of the Valero Energy Corporation Thrift Plan (Thrift Plan), a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The Thrift Plan is a retirement savings vehicle that allows Valero employees to invest in several different investment funds, including a fund whose only asset is Valero common stock. Valero matches a percentage of employee contributions to the Thrift Plan. These matching contributions are invested in Valero common stock. Shares of Valero common stock are acquired for participants’ Thrift Plan accounts by an independent trustee. Purchases of Valero common stock are made by the trustee in the open market, and shares for employer matching contributions are acquired by the trustee from Valero.

Valero originally filed a registration statement on Form S-8 on July 21, 1997 to register shares of Valero common stock issued pursuant to the Thrift Plan. Valero has concluded that from 1999 through August 2004, approximately 9.1 million shares of Valero common stock were acquired by the trustee for the accounts of Thrift Plan participants inadvertently in excess of the number of shares originally registered on Form S-8. Purchases of Valero common stock by the trustee for Thrift Plan participants during this period were made at prices ranging from approximately $8.42 per share to $39.18 per share. Valero did not receive any proceeds from any shares of Valero common stock acquired by the trustee for Thrift Plan participants. Exemptions from registration under federal securities laws may not be available for all shares that have been acquired for the Thrift Plan in excess of the original number of registered shares. On September 1, 2004, Valero filed a new registration statement on Form S-8 to register 10.0 million shares of Valero common stock for the Thrift Plan.

    (c)        Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 2004	0	n/a	0	$ 361 million

August 2004	220,000	$33.265	0	$ 361 million

September 2004	0	n/a	0	$ 361 million

Total	220,000	$33.265	0	$ 361 million

(1)	All of the reported shares were purchased other than through a publicly announced stock purchase plan or program. The reported shares were purchased in open-market transactions to satisfy Valero’s obligations under its employee benefit plans.

(2)	Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Valero’s stockholders was held September 13, 2004. Stockholders met to consider an amendment to Valero’s certificate of incorporation to increase the total number of shares of common stock, par value $0.01 per share, that Valero is authorized to issue from 300 million shares to 600 million shares. The proposal to amend the certificate of incorporation passed. Voting results were as follows:

For	116,898,275
Against	3,440,904
Abstain	645,482
Broker Non-Votes	n/a

Item 6. Exhibits

         Exhibit No.           Description

3.01	Amended and Restated Certificate of Incorporation of Valero Energy Corporation, formerly known as Valero Refining and Marketing Company — incorporated by reference to Exhibit 3.1 to Valero’s Registration Statement on Form S-1 (file no. 333-27013), filed May 13, 1997.

3.02	Certificate of Amendment (dated July 31, 1997) to Restated Certificate of Incorporation of Valero Energy Corporation — incorporated by reference to Exhibit 3.02 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.03	Certificate of Merger of Ultramar Diamond Shamrock Corporation with and into Valero Energy Corporation dated December 31, 2001 — incorporated by reference to Exhibit 3.03 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

*3.04	Second Certificate of Amendment (dated September 17, 2004) to Restated Certificate of Incorporation of Valero Energy Corporation.

4.01	Amendment No. 3 dated as of August 15, 2004 to Rights Agreement dated July 17, 1997 between Valero Energy Corporation and Computershare Investor Services, LLC, as Rights Agent — incorporated by reference to Exhibit 4.10 to Valero’s Registration Statement on Form S-8 (file no. 333-118731), filed September 1, 2004.

*10.01	Stock Option Agreement dated October 21, 2004 between Valero Energy Corporation and Gregory C. King.

*10.02	Schedule of Stock Option Agreements dated October 21, 2004.

*10.03	Restricted Stock Agreement dated October 21, 2004 between Valero Energy Corporation and Gregory C. King.

*10.04	Schedule of Restricted Stock Agreements dated October 21, 2004.

*10.05	Restricted Unit Agreement dated October 21, 2004 between Valero Energy Corporation and William E. Greehey.

*12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

_________________

   * Filed herewith.

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

Date: November 8, 2004