Form 10-K
period 2004-12-31
VALERO ENERGY CORP/TX
filed 2005-03-14
CIK 1035002

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from        to

Commission file number 1-13175

VALERO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1828067 (I.R.S. Employer Identification No.)

One Valero Way San Antonio, Texas (Address of principal executive offices)	78249 (Zip Code)
Registrant’s telephone number, including area code (210) 345-2000

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.01 par value, and Preferred Share Purchase Rights, listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $9.4 billion based on the last sales price quoted as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2005, 256,645,166 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Valero intends to file with the Securities and Exchange Commission before April 30, 2005 a definitive Proxy Statement for Valero’s Annual Meeting of Stockholders scheduled for April 28, 2005, at which directors of Valero will be elected. Portions of the 2005 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2005 Proxy Statement where the information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption	Heading in 2005 Proxy Statement

10. Directors and Executive Officers of the Registrant	Information Regarding the Board of Directors, Independent Directors, Audit Committee, Code of Ethics for Senior Financial Officers, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors and Section 16(a) Beneficial Ownership Reporting Compliance

11. Executive Compensation	Compensation Committee, Compensation of Directors, Performance Graph, Report of the Compensation Committee of the Board of Directors on Executive Compensation, Executive Compensation and Certain Relationships and Related Transactions

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13. Certain Relationships and Related Transactions	Certain Relationships and Related Transactions

14. Principal Accountant Fees and Services	KPMG LLP Fees for Fiscal Year 2004, Ernst & Young LLP Fees for Fiscal Year 2003 and Audit Committee Pre-approval Policy

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 696000, San Antonio, Texas 78269-6000.

ii

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

Some important factors (but not necessarily all factors) that could affect Valero’s sales, growth, profitability and operating results, or that otherwise could cause actual results to differ materially from those forecasted by Valero, are discussed in (a) Part I of this report under the headings “Competition” and “Environmental Matters,” (b) Part II of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements,” and (c) Valero’s other filings with the Securities and Exchange Commission. Valero does not intend to update these statements unless the securities laws require Valero to do so, and Valero does not undertake to release publicly the result of any revisions to any forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEMS 1. & 2. BUSINESS & PROPERTIES

Overview. Valero Energy Corporation is a Fortune 500 company based in San Antonio, Texas, with 2004 total revenues of $54.6 billion. On January 31, 2005, Valero had 19,797 employees. Its principal executive offices are at One Valero Way, San Antonio, Texas, 78249, and its telephone number is (210) 345-2000. Valero’s common stock trades on the New York Stock Exchange under the symbol “VLO.” Valero was incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. On August 1, 1997, its name was changed to Valero Energy Corporation. When used in this report, the term “Valero” may refer, depending upon the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Valero owns and operates 15 refineries having a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.5 million barrels per day (BPD). Valero’s refining network extends from eastern Canada to the U.S. Gulf Coast and West Coast and includes the island of Aruba. Valero produces premium, environmentally clean refined products such as reformulated gasoline (RFG), gasoline meeting the specifications of the California Air Resources Board (CARB), CARB diesel fuel, low-sulfur diesel fuel and oxygenates (liquid hydrocarbon compounds containing oxygen). Valero also produces conventional gasolines, distillates, jet fuel, asphalt and petrochemicals.

Valero is also a leading marketer of refined products. Valero markets branded and unbranded refined products on a wholesale basis in the United States and Canada through an extensive bulk and rack marketing network. Valero also sells refined products through a network of more than 4,700 retail and wholesale branded outlets in the United States, Canada and Aruba. Valero’s retail operations include approximately 1,500 company-operated sites that sell transportation fuels and convenience store merchandise.

Through agreements with Valero L.P., Valero has access to a logistics system that complements Valero’s refining and marketing business primarily in the U.S. Gulf Coast, West Coast and Mid-Continent regions. Valero L.P. is a publicly traded, master limited partnership (NYSE: VLI) that owns and operates crude oil pipelines, crude oil and intermediate feedstock storage facilities, and refined product pipelines and terminals primarily in Texas, California, Oklahoma, New Mexico and Colorado. Valero owns approximately 46% of Valero L.P., which includes the 2% general partner interest. Valero’s investment in and transactions with Valero L.P. are discussed further in Note 9 of Notes to Consolidated Financial Statements.

Available Information. Valero’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on Valero’s internet website at http://www.valero.com (in the “Investor Relations” section) as soon as reasonably practicable after Valero files or furnishes such material. Valero also posts its corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of the committees of its board of directors in the same website location. Valero’s governance documents are available in print to any stockholder of record that makes a written request to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 696000, San Antonio, Texas 78269.

RECENT DEVELOPMENTS

Stock Split. On July 15, 2004, Valero’s board of directors approved a two-for-one split of Valero’s common stock. The stock split was effected in the form of a stock dividend. The stock dividend was distributed on October 7, 2004 to stockholders of record on September 23, 2004. All share and per share data (except par value) in this Form 10-K have been adjusted to reflect the effect of the stock split for all periods presented.

Aruba Refinery. On March 5, 2004, Valero purchased El Paso Corporation’s Aruba refinery and related marine, bunkering and marketing operations (collectively, the Aruba Acquisition) for $465 million plus approximately $168 million for working capital. The working capital amount excludes $67.8 million paid by Valero related to certain refined product inventories owned by a third-party marketing firm under an agreement in existence on the date of acquisition. The refinery generally processes heavy, sour crude oil, and produces primarily intermediate feedstocks and finished distillate products. Significant amounts of the refinery’s intermediate feedstock production are used for processing in Valero’s other refineries in the Gulf Coast, West Coast and Northeast regions. The Aruba Acquisition was funded from cash on hand ($200 million), borrowings under bank credit facilities (approximately $27 million) and net proceeds (approximately $406 million) from a public offering of 15.6 million shares of Valero common stock. The $67.8 million paid to the third-party marketing firm described above was funded through borrowings under Valero’s existing bank credit facilities.

Valero L.P.’s Proposed Acquisition of Kaneb. On November 1, 2004, Valero L.P. announced a proposed merger valued at approximately $2.8 billion in which Valero L.P. will acquire Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. The merger is expected to close in the second quarter of 2005. Valero expects to contribute approximately $28 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P., and Valero’s total ownership interest in Valero L.P. is anticipated to be reduced to approximately 23% as a result of the merger.

SEGMENTS

Valero’s reportable business segments are refining and retail. Valero’s refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The refining segment is segregated geographically into the Gulf Coast, Mid-Continent, West Coast and Northeast regions.

Valero’s retail segment includes company-operated convenience stores, Canadian dealers/jobbers, truckstop facilities, cardlock facilities and home heating oil operations. The retail segment is segregated into two geographic regions. Valero’s retail operations in eastern Canada are referred to as the Northeast System. Valero’s retail operations in the United States are referred to as the U.S. System. See Note 21 of Notes to Consolidated Financial Statements for financial information about Valero’s segments.

VALERO’S OPERATIONS

REFINING

On December 31, 2004, Valero’s refining operations included 15 refineries in the United States, Canada and Aruba with a combined total throughput capacity of approximately 2.5 million BPD. The following table presents the locations of these refineries and their feedstock throughput capacities. These capacities exclude any throughput enhancements completed after December 31, 2004.

As of December 31, 2004

		Throughput Capacity (a)
Refinery	Location	(barrels per day)
Gulf Coast:
Corpus Christi (b)	Texas	340,000
Aruba	Aruba	285,000
Texas City	Texas	250,000
St. Charles	Louisiana	245,000
Houston	Texas	135,000
Three Rivers	Texas	98,000
Krotz Springs	Louisiana	85,000

		1,438,000

West Coast:
Benicia	California	185,000
Wilmington	California	140,000

		325,000

Mid-Continent:
McKee	Texas	170,000
Ardmore	Oklahoma	85,000
Denver	Colorado	30,000

		285,000

Northeast:
Jean Gaulin	Quebec, Canada	215,000
Paulsboro	New Jersey	195,000

		410,000

Total		2,458,000

(a) Throughput capacity includes crude oil, intermediates and other feedstocks. Total crude oil capacity is approximately 2 million BPD.

(b) Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

Valero processes a wide slate of feedstocks, including sour crude oils, intermediates and residual fuel oil (resid) which can typically be purchased at a discount to West Texas Intermediate, a benchmark crude oil. In 2004, sour crude oils and resid represented 55% of Valero’s feedstock slate, sweet crude oils represented 29%, and the remaining 16% was composed of blendstocks and other feedstocks.

Valero’s refineries produce gasolines, distillates, petrochemical feedstocks, asphalt, lubricants and other refined products. In 2004, gasolines and blendstocks represented 48% of Valero’s refined product slate. Distillates – such as home heating oil, diesel fuel and jet fuel – represented 30%, while asphalt, lubricants, petrochemicals and other heavy products comprised the remaining 22%. Of the gasoline that Valero produced in 2004, approximately 37% was reformulated gasoline and CARB gasoline, which sell at a premium over conventional grades of gasoline. In 2004 approximately 79% of Valero’s distillate slate was low-sulfur diesel, CARB diesel and jet fuel, which sell at a premium over high-sulfur heating oil.

     Gulf Coast

The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the eight refineries in this region for the year ended December 31, 2004. Total throughput volumes for the Gulf Coast refining region averaged 1,213,000 BPD in 2004.

Combined Gulf Coast Region Feedstocks and Products
2004 Actual

		Percentage
Feedstocks:
	sour crude oil	55%
	high-acid sweet crude oil	2%
	sweet crude oil	15%
	residual fuel oil	11%
	other feedstocks and blendstocks	17%

Products:
	gasolines and blendstocks	44%
	distillates	29%
	petrochemicals	5%
	lubes, asphalts and no. 6 oil	5%
	other products	17%

Corpus Christi East and West Refineries. The Corpus Christi East and West Refineries are located along the Corpus Christi Ship Channel on the Texas Gulf Coast. The West Refinery is a highly complex refinery that specializes in processing primarily lower-cost sour crude oil and resid into premium products such as RFG and RBOB.1 The East Refinery is also a complex refinery that processes heavy, high-sulfur crude oil into conventional gasoline, diesel, jet fuel, asphalt, aromatics and other light products. Valero has been operating the East Refinery since 2001 and has substantially integrated the operations of the West Refinery and the East Refinery, allowing for the transfer of various feedstocks and blending components between the two refineries and the sharing of resources. The refineries typically receive and deliver feedstocks and products by tanker and barge via deepwater docking facilities along the Corpus Christi Ship Channel. In addition, an eight-bay truck rack services local markets. The refineries distribute refined products using the Colonial, Explorer, Valley and other major pipelines, including pipelines owned by Valero L.P.

[1]	RBOB is a base unfinished reformulated gasoline mixture known as “reformulated gasoline blendstock for oxygenate blending” or “RBOB.”

Aruba Refinery. The Aruba Refinery is located on the island of Aruba in the Caribbean Sea. It generally processes heavy, sour crude oil, and produces primarily intermediate feedstocks and finished distillate products. Significant amounts of the refinery’s intermediate feedstock production are used for processing in Valero’s other refineries in the Gulf Coast, West Coast and Northeast regions. The Aruba Refinery receives crude oil by ship at its two deepwater marine docks which can berth ultra-large crude carriers. The refinery’s products are delivered by ship primarily into markets in the U.S. Gulf Coast, Florida, the New York Harbor, the Caribbean and Europe.

Texas City Refinery. The Texas City Refinery is located southeast of Houston on the Texas City Ship Channel. The Texas City Refinery processes primarily sour crude oils into a wide slate of products. A 45,000 BPD coking unit and related facilities began operations at the refinery in the fourth quarter of 2003, and enables the refinery to process heavier, lower-cost crude oils. The refinery typically receives and delivers its feedstocks and products by tanker and barge via deepwater docking facilities along the Texas City Ship Channel and also has access to the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

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

      West Coast

The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2004. Total throughput volumes for the West Coast refining region averaged 278,000 BPD in 2004.

Combined West Coast Region Feedstocks and Products
2004 Actual

		Percentage
Feedstocks:
	sour crude oil	71%
	high-acid sweet crude oil	0%
	sweet crude oil	0%
	residual fuel oil	1%
	other feedstocks and blendstocks	28%
Products:
	gasolines and blendstocks	63%
	distillates	21%
	petrochemicals	0%
	lubes, asphalts and no. 6 oil	6%
	other products	10%

Benicia Refinery. The Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It is a highly complex refinery that processes sour crude oils into a high percentage of premium products, primarily CARBOB gasoline. (CARBOB is a reformulated gasoline mixture that meets the specifications of the California Air Resources Board when blended with ethanol.) The refinery can receive crude oil supplies via a deepwater dock that can berth large crude oil carriers and a 20-inch crude oil pipeline connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via the Kinder Morgan pipeline in California.

Wilmington Refinery. The Wilmington Refinery is located near Los Angeles, California. The refinery processes a blend of lower-cost heavy and high-sulfur crude oils. The refinery can produce all of its gasoline as CARBOB gasoline and produces both ultra-low sulfur diesel and CARB diesel. The refinery is connected by pipeline to marine terminals and associated dock facilities that can move and store crude oil and other feedstocks. Refined products are distributed via the Kinder Morgan pipeline system and various third-party terminals in southern California, Nevada and Arizona.

     Mid-Continent

The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2004. Total throughput volumes for the Mid-Continent refining region averaged 291,000 BPD in 2004.

Combined Mid-Continent Region Feedstocks and Products
2004 Actual

		Percentage
Feedstocks:
	sour crude oil	18%
	high-acid sweet crude oil	1%
	sweet crude oil	73%
	residual fuel oil	0%
	other feedstocks and blendstocks	8%
Products:
	gasolines and blendstocks	57%
	distillates	29%
	petrochemicals	3%
	lubes, asphalts and no. 6 oil	8%
	other products	3%

McKee Refinery. The McKee Refinery is located in the Texas Panhandle. It processes primarily sweet crude oils and produces conventional gasoline, RFG, low-sulfur diesel, jet fuels and asphalt. The McKee Refinery has access to crude oil from Texas, Oklahoma, Kansas and Colorado through Valero L.P.’s pipelines and third-party pipelines. The refinery also has access at Wichita Falls, Texas to third-party pipelines that transport crude oil from the Texas Gulf Coast and West Texas to the Mid-Continent region. The refinery distributes its products primarily via Valero L.P.’s pipelines to markets in North Texas, New Mexico, Arizona, Colorado and Oklahoma.

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

Denver Refinery. The Denver Refinery is located outside Denver, Colorado. It generally processes heavy sweet crude oils into conventional gasoline and distillates. Crude oil for the refinery is supplied by a third-party pipeline and by truck. The refinery’s products are transported primarily by pipelines and trucks.

     Northeast

The following table presents the percentages of principal feedstock charges and product yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2004. Total throughput volumes for the Northeast refining region averaged 380,000 BPD in 2004.

Combined Northeast Region Feedstocks and Products
2004 Actual

		Percentage
Feedstocks:
	sour crude oil	40%
	high-acid sweet crude oil	16%
	sweet crude oil	36%
	residual fuel oil	1%
	other feedstocks and blendstocks	7%
Products:
	gasolines and blendstocks	41%
	distillates	39%
	petrochemicals	1%
	lubes, asphalts and no. 6 oil	14%
	other products	5%

Jean Gaulin Refinery. The Jean Gaulin Refinery is located in Lévis, Canada (near Quebec City). It generally processes sweet crude oils and lower-quality, light sweet acidic crude oils into conventional gasoline, low-sulfur diesel, jet fuels, heating oil and propane. The refinery receives crude oil by ship at its deepwater dock on the St. Lawrence River. Valero charters large ice-strengthened, double-hulled crude oil tankers that can navigate the St. Lawrence River year-round. The refinery’s production is transported primarily by train to markets in Quebec and New Brunswick, and by tankers and trucks primarily to markets in Canada’s Atlantic Provinces.

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

     Feedstock Supply

Approximately 70% of Valero’s crude oil feedstock requirements are purchased through term contracts while the remaining requirements are generally purchased on the spot market. Valero’s term supply agreements include arrangements to purchase feedstocks at market-related prices directly or indirectly from various foreign national oil companies (including feedstocks originating in Saudi Arabia, Mexico, Iraq, Kuwait, Venezuela, Ecuador and Africa) as well as international and domestic oil companies. About 75% of these crude oil feedstocks are imported from foreign sources and about 25% are domestic. In the event Valero becomes unable to purchase crude oil from any one of these sources, Valero believes that adequate alternative supplies of crude oil would be available.

The U.S. network of crude oil pipelines and terminals (including those facilities owned by Valero L.P.) allows Valero to acquire crude oil from producing leases, domestic crude oil trading centers and ships delivering cargoes of foreign and domestic crude oil. Valero’s Jean Gaulin Refinery relies on foreign crude oil that is delivered to its St. Lawrence River dock facility by ship.

Valero’s cost to acquire feedstocks, and the price for which Valero ultimately can sell refined products, depend on a number of factors beyond Valero’s control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn are dependent upon, among other things, the availability of imports, the production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. Valero uses the futures market to manage a portion of the price risk inherent in purchasing crude oil in advance of its delivery date and in maintaining Valero’s inventories of crude oils and refined products.

     Refining Segment Sales

Valero’s refining segment includes sales of refined products in both the wholesale rack and bulk markets. These sales include refined products that are manufactured in Valero’s refining operations as well as refined products purchased or received on exchange from third parties. Most of Valero’s refineries have access to deepwater transportation facilities and interconnect with common-carrier pipeline systems, allowing Valero to sell products in most major geographic regions of the United States and eastern Canada. No customer accounted for more than 10% of Valero’s total operating revenues in 2004.

           Wholesale Marketing

Valero is a leading wholesale marketer of branded and unbranded transportation fuels. Valero markets these fuels on a wholesale basis in about 40 states primarily through an extensive rack marketing network. The principal purchasers of Valero’s transportation fuels from terminal truck racks are wholesalers, distributors, retailers and truck-delivered end users throughout the United States.

The majority of Valero’s rack volumes are sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero brand family. In the United States, these distributors and dealers operate approximately 2,700 branded sites (representing currently branded sites and sites under contract for branding with Valero). These sites are independently owned and are supplied by Valero under multi-year contracts. For wholesale branded sites, Valero promotes its Valero® and Beacon® brands in California, and its Valero® and Shamrock® brands on the U.S. east coast. Elsewhere in the United States, Valero promotes its Diamond Shamrock® and Shamrock® brands.

Valero also sells a variety of other products produced at its refineries including asphalt, lube base oils and commodity petrochemicals. These products are transported via pipelines, barges, trucks and railcars.

Valero produces approximately 60,000 BPD of asphalt which is sold to customers in the paving and roofing industries. Valero is the second largest producer of asphalt in the United States. Valero produces asphalt at nine refineries and markets asphalt in 20 states through 14 terminal facilities.

Lubricant base oils and process oils are produced at Valero’s Paulsboro Refinery. The refinery can produce 12,000 BPD of highly refined paraffinic and aromatic oils for use in a variety of lubricant and process applications. These products are sold to a variety of customers, including ExxonMobil under a long-term agreement. ExxonMobil purchases about 40% of the Paulsboro Refinery’s lubricant oil production with the balance sold to independent blenders, additive manufacturers, and industrial and marine customers.

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

Valero also enters into refined product exchange and purchase agreements. These agreements enable Valero to minimize transportation costs, optimize refinery utilization, balance refined product availability, broaden geographic distribution and sell to markets not connected to Valero’s or Valero L.P.’s refined product pipeline systems. Exchange agreements provide for the delivery of refined products by Valero to unaffiliated companies at Valero’s and third parties’ terminals in exchange for delivery of a similar amount of refined products to Valero by these unaffiliated companies at specified locations. Purchase agreements involve Valero’s purchase of refined products from third parties with delivery occurring at specified locations. Most of these agreements are long-standing arrangements. However, they generally can be terminated with 30 to 90 days notice. Valero does not anticipate an interruption in its ability to exchange or purchase refined products in the near future.

RETAIL

Valero’s retail segment operations include the following:

•	sales of transportation fuels at retail stores and unattended self-service cardlocks,

•	sales of convenience store merchandise in retail stores, and

•	sales of home heating oil to residential customers.

Valero is one of the largest independent retailers of refined products in the central and southwest United States and eastern Canada. Valero’s retail operations are supported by Valero’s proprietary credit card program which had approximately 750,000 accounts as of December 31, 2004. Valero’s retail operations are segregated geographically into two groups: the U.S. System and the Northeast System.

     U.S. System

Sales in the U.S. System represent sales of transportation fuels and convenience store merchandise through Valero’s company-operated retail sites. For the year ended December 31, 2004, total sales of refined products through the U.S. System’s retail sites averaged approximately 122,000 BPD. On December 31, 2004, Valero had 1,043 company-operated sites in its U.S. System (of which approximately 75% were owned and 25% were leased). Valero’s company-operated stores are operated primarily under the brand names Corner Store® and Stop N Go®. Transportation fuels sold in Valero’s U.S. System stores are sold primarily under the brands Valero® and Diamond Shamrock®.

In addition to transportation fuels, Valero’s company-operated convenience stores sell snacks, candy, beer, fast foods, cigarettes and fountain drinks. Valero maintains an ongoing program to modernize and upgrade the convenience stores it operates, to identify appropriate markets for further investment, and to identify under-performing stores where future investment is deemed non-strategic. In 2004, Valero opened 10 new stores, re-imaged and upgraded 146 stores, closed 112 stores, and divested 152 stores (some of which had been closed in prior years).

     Northeast System

Sales in Valero’s Northeast System include the following:

•	sales of refined products and convenience store merchandise through Valero’s company-operated retail sites and cardlocks,

•	sales of refined products through sites owned by independent dealers and jobbers, and

•	sales of home heating oil to residential customers.

Valero’s Northeast System includes retail operations in eastern Canada where Valero is a major supplier of refined products serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. For the year ended December 31, 2004, total retail sales of refined products through the Northeast System averaged approximately 77,000 BPD. Gasoline and diesel fuel are sold under the Ultramar® brand through a network of approximately 1,025 outlets throughout eastern Canada. On December 31, 2004, Valero owned or leased approximately 470 retail stores in the Northeast System and distributed gasoline to approximately 555 dealers and independent jobbers. In addition, the Northeast System operated 87 cardlocks, which are card- or key-activated, self-service, unattended stations that allow the purchase of gasoline and diesel fuel 24 hours a day. The Northeast System operations also include a large home heating oil business that provides home heating oil to approximately 180,000 households in eastern Canada. Valero’s home heating oil business tends to be seasonal to the extent of increased demand for home heating oil during the winter.

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

Financial returns in the refining and marketing industry depend largely on refining margins and retail fuel margins, both of which fluctuate significantly. Refining margins are impacted by levels of refined product inventories, the balance of refined product supply and demand, quantities of refined product imports, and utilization rates of domestic refineries. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Valero’s ability to process significant amounts of sour crude oils enhances Valero’s competitive position in the industry relative to refiners that process primarily sweet crude oils because sour crude oils typically can be purchased at a discount to sweet crude oils.

Valero’s retail business faces competition from fully integrated major oil companies and independent jobbers selling gasoline under national and private brands. Valero also competes with large grocery stores and other merchandisers (the so-called “hypermarts”) that also sell transportation fuels.

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

EPA’s Tier II Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline (which began in 2004) and diesel fuel sold to highway consumers (beginning in 2006). Most of Valero’s refineries are being modified to comply with the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $2 billion will be required through 2008 for its refineries to meet the Tier II specifications, of which approximately $790 million has been spent through December 31, 2004. This estimate includes amounts related to projects at three Valero refineries to provide hydrogen necessary for removing sulfur from gasoline and diesel. Valero expects that its cost estimates will change as additional engineering is completed and progress is made toward construction of these various projects.

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request, and it has not been named in any enforcement proceeding by the EPA. Several other refiners, however, have either reached global settlements with the EPA regarding this enforcement initiative or have been subject to enforcement proceedings by the EPA. Valero believes that it will be able to reach a settlement with the EPA during 2005 applicable to all of its U.S. refineries. Valero expects to incur penalties and related expenses in connection with a potential settlement, but Valero believes that any settlement penalties will be immaterial to its consolidated results of operations and financial position. In addition, Valero expects that a settlement of this matter will require significant capital improvements or changes in operating parameters, or both, at most of Valero’s refineries. However, Valero expects that most of the required capital improvements or changes in operating parameters will be consistent with many of Valero’s existing or forecasted strategic capital projects or emission reduction projects already planned for the next several years.

Houston/Galveston SIP. Valero’s Houston and Texas City Refineries are located in the Houston/Galveston area, which is classified as “severe nonattainment” for compliance with the EPA’s one-hour air-quality standard for ozone. In October 2001, the EPA approved a State Implementation Plan (SIP) to bring the Houston/Galveston area into compliance with the one-hour ozone standard by 2007. The EPA-approved plan was based on a requirement for industry sources to reduce emissions of nitrogen oxides (NOx) by 90% from a 1997-1999 average actual emissions baseline. Certain industry and business groups challenged the plan based on technical feasibility of the 90% NOx control and its effectiveness in achieving compliance with the ozone standard. In December 2002, the Texas Commission on Environmental Quality (TCEQ) adopted a revised approach for the Houston/Galveston SIP. This alternative plan requires an 80% reduction in NOx emissions and a 64% reduction in so-called highly reactive volatile organic compounds (HRVOC). This alternative plan is subject to EPA review and approval. Valero will be required to install NOx and HRVOC control and monitoring equipment and implement certain operating practices by 2007 at its Houston and Texas City Refineries at a cost estimated by Valero to be approximately $68 million based on the proposed TCEQ approach.

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2004, Valero’s capital expenditures attributable to compliance with environmental regulations were approximately $523 million, and are currently estimated to be approximately $900 million for 2005 and approximately $745 million for 2006. The estimates for 2005 and 2006 do not include amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable.

Government regulations are complex, are subject to different interpretations and are becoming increasingly more stringent. Therefore, future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, because certain air emissions at Valero’s refineries have been grandfathered under particular environmental laws, any major upgrades at any of its refineries could require potentially material additional expenditures to comply with environmental laws and regulations.

PROPERTIES

Valero’s principal properties are described above under the caption “Valero’s Operations.” In addition, Valero owns feedstock and refined product storage facilities in various locations. Valero believes that its properties and facilities are generally adequate for its operations and that its facilities are maintained in a good state of repair. As of December 31, 2004, Valero was the lessee under a number of cancelable and non-cancelable leases for certain properties. Valero’s leases are discussed more fully in Note 23 of Notes to Consolidated Financial Statements.

Valero’s patents relating to its refining operations are not material to Valero as a whole. The trademarks and tradenames under which Valero conducts its retail and branded wholesale business – including Valero®, Diamond Shamrock®, Shamrock®, Ultramar®, Beacon®, Corner Store® and Stop N Go® – and other trademarks employed in the marketing of petroleum products are important to Valero’s wholesale and retail marketing operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Positions Held with Valero	Officer Since
William E. Greehey	68	Chairman of the Board and Chief Executive Officer	1979

Gregory C. King	44	President	1997

Keith D. Booke	46	Executive Vice President and Chief Administrative Officer	1997

Michael S. Ciskowski	47	Executive Vice President and Chief Financial Officer	1998

William R. Klesse	58	Executive Vice President and Chief Operating Officer	2001

Mr. Greehey has served as Chairman of the Board and Chief Executive Officer, and at various times, President of Valero and its former parent company since 1979. Most recently he was President of Valero from the end of 1998 to January 2003. Mr. Greehey is also Chairman of the Board of the managing general partner of Valero L.P.

Mr. King was elected President in January 2003. He previously served as Executive Vice President and General Counsel since September 2001, and prior to that served as Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer from 1999 to January 2001. He was elected Vice President and General Counsel of Valero in 1997. He joined Valero’s former parent in 1993. Mr. King is also a director of the managing general partner of Valero L.P.

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

Mr. Ciskowski was elected Chief Financial Officer in August 2003. Before that, he served as Executive Vice President-Corporate Development since April 2003, and Senior Vice President in charge of business and corporate development since 2001. He was elected Vice President of Valero in 1998. He joined Valero’s former parent in 1985.

Mr. Klesse was elected Executive Vice President and Chief Operating Officer in January 2003. He previously served as Executive Vice President–Refining and Commercial Operations of Valero since the closing of Valero’s acquisition of Ultramar Diamond Shamrock Corporation (UDS) on December 31, 2001. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that he served as an Executive Vice President for UDS since February 1995, overseeing operations, refining, product supply and logistics. Mr. Klesse is also a director of the managing general partner of Valero L.P.

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

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against future '393 or '126 patent enforcement activity by Unocal against any person or entity with respect to gasoline to be sold in California. The trial for the FTC’s antitrust charges against Unocal began before an administrative law judge (ALJ) on October 19, 2004. Closing arguments are expected to occur in May 2005, with an initial decision from the ALJ expected in mid to late June 2005. The ALJ’s decision will likely be appealed to the full Commission.

In addition to the FTC proceedings, the '393 and '126 patents are being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents.

Unocal’s patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material effect on Valero’s results of operations and financial position. An estimate of the possible loss or range of loss from such an adverse result cannot reasonably be made.

     MTBE Litigation

As of February 28, 2005, Valero was named as a defendant in 63 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. All but one of these cases have been removed to federal court by the defendants and have been, or soon will be, consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York. Four of these cases have been selected by the court as focus cases for discovery and pre-trial motions. Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases. Valero believes that it has strong defenses to these claims and is vigorously defending the cases. Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on

Valero’s results of operations and financial position. An estimate of the possible losses or range of losses from an adverse result in all or substantially all of these cases cannot reasonably be made.

     Environmental Proceedings

United States Environmental Protection Agency Region II, In the Matter of: Mobil Oil Corporation, Notice of Violation CAA-02-2001-1305 (May 15, 2001) (Paulsboro Refinery). The EPA issued notices of violation (NOVs) relating to Mobil Oil Corporation’s operation of the Paulsboro Refinery prior to Valero’s ownership of the refinery. Valero purchased the refinery from Mobil in 1998. The NOVs allege that Mobil performed certain actions on the refinery’s fluid catalytic cracking unit without satisfying certain permitting and other requirements under the New Source Review provisions of the Clean Air Act. Mobil tendered the NOVs to Valero for indemnification under the refinery purchase agreement between Mobil and Valero. Valero has assumed the defense of these NOVs. The EPA has not asserted a specific demand for administrative or civil penalties or equitable relief under the NOVs, but potential penalties under the NOVs could exceed $100,000. Valero is seeking to settle these matters in the settlement of the Section 114 enforcement action described above under the caption “Environmental Matters.”

United States Environmental Protection Agency, Region IX (June 3, 2004) (Benicia Refinery). The EPA issued an NOV relating to various waste management permitting issues related to Valero’s Benicia Refinery and asphalt plant. In June 2004, the EPA proposed a penalty of $208,180 for this matter. The EPA has now offered to settle this matter for an amount less than $100,000. Valero expects to settle this matter in late March 2005.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). Valero has received 114 violation notices (VNs) since April 2002 from the BAAQMD for incidents at Valero’s Benicia Refinery and asphalt plant. Sixty-six of the VNs relate to alleged excess emissions from fugitive leaks, fire, process upset or instrument malfunction. Fifteen VNs allege visible emissions resulting from power failure, operational upset or instrument malfunction. Three VNs allege public nuisances resulting from fire, power failure or release. The remaining 30 VNs allege recordkeeping discrepancies for late reporting or failure to meet a permit condition, or odor associated with a process upset. In the first quarter of 2005, Valero settled 56 of these VNs (originating primarily in 2002 and 2003) for an amount immaterial to Valero, but in excess of $100,000. No penalties have been assessed for the remaining VNs. Valero is negotiating with the BAAQMD to resolve all of these matters. Valero expects to settle the remaining VNs for an amount immaterial to Valero, but in excess of $100,000.

City of Houston Bureau of Air Quality Control (HBAQC), et al. (Houston Refinery). The HBAQC and the Texas Commission on Environmental Quality (TCEQ) issued 39 VNs from September 2002 to January 2005 to the Houston Refinery for various alleged noncompliance issues. The HBAQC issued 36 VNs for alleged incidents related to or resulting from excess emissions. The three VNs issued by the TCEQ related to excess emissions, failure to monitor/report upset emissions, and waste management. No penalties have been assessed for the VNs. Valero continues to negotiate with the agencies and expects to settle all 39 VNs for an amount immaterial to Valero, but in excess of $100,000. Valero is seeking to settle these matters within Valero’s settlement with the EPA of the Section 114 enforcement action described above under the caption “Environmental Matters.”

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). Valero has received 29 NJDEP Administrative Orders and Notices of Civil Administrative Penalty Assessments (Orders) from February 2002 through February 2005 for alleged incidents at Valero’s Paulsboro Refinery. Fifteen of the Orders relate to excess emissions, for which the NJDEP has proposed penalties totaling $189,250. Eight of the Orders relate to failure to repair fugitive leaks or tank seals, for which penalties of $408,800 are proposed. Two Orders are for alleged Title V permit deviations (proposed penalties of $36,000), two are for alleged failures to operate according to approved plans or permit conditions (proposed penalties of $7,000), one is for failure to make a required notification (proposed penalties of $6,000), and one is for exceeding the refinery’s total annual benzene limit. Valero is negotiating a settlement with the NJDEP and expects to settle all of the Orders for an amount immaterial to Valero, but in excess of $100,000. Valero is seeking to settle most of these matters with the NJDEP together with Valero’s settlement with the EPA of the Section 114 enforcement action described above under the caption “Environmental Matters.” In addition to the foregoing matters, the NJDEP has issued demands for stipulated penalties (totaling $100,000 in the aggregate) to the refinery for two alleged failures of a stack test required by an Administrative Consent Order entered in May 2000. Valero believes that it has strong defenses to these demands and intends to challenge them in an administrative hearing.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). The SCAQMD issued 19 VNs to Valero’s Wilmington Refinery in 2003-2004 for alleged excess emissions and one permitting discrepancy. No penalties have been assessed for the alleged violations. Valero is negotiating with the SCAQMD to resolve these issues and expects to settle all of the VNs for an amount immaterial to Valero, but possibly in excess of $100,000.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi East Refinery). Valero received three notices of enforcement (NOE) from the TCEQ relating to alleged emission events and recordkeeping issues from August 2003 to April 2004 at Valero’s Corpus Christi East Refinery, primarily relating to vacuum off-gas compressor outages. Valero is negotiating with the TCEQ to resolve these matters, and expects to settle them for an amount immaterial to Valero, but in excess of $100,000.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Valero’s common stock is traded on the New York Stock Exchange under the symbol “VLO.”

As of February 28, 2005, there were 6,475 holders of record of Valero’s common stock.

The following table shows the high and low sales prices of and dividends declared on Valero’s common stock for each quarter of 2004 and 2003. The amounts presented below for the quarters ended on and prior to September 30, 2004 have been adjusted to reflect the effect of a two-for-one split of Valero’s common shares, which was effected in the form of a common stock dividend distributed on October 7, 2004.

	Sales Prices of the		Dividends
	Common Stock		Per
Quarter Ended	High	Low	Common Share
2004:
December 31	$47.82	$38.83	$0.	08
September 30	40.60	31.79	0.	075
June 30	37.45	27.95	0.	075
March 31	30.75	22.85	0.	06

2003:
December 31	$23.54	$18.85	$0.	06
September 30	20.05	17.60	0.	05
June 30	21.08	17.58	0.	05
March 31	21.20	16.10	0.	05

On February 3, 2005, Valero’s board of directors declared a regular quarterly cash dividend of $0.08 per common share payable March 16, 2005 to holders of record at the close of business on February 16, 2005.

Dividends are considered quarterly by the board of directors and may be paid only when approved by the board.

The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the fourth quarter of 2004.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(1)	per Share	Programs (2)	Plans or Programs
October 2004	0	n/a	0	$361 million
November 2004	0	n/a	0	$361 million
December 2004	1,615,000	$43.55	0	$361 million
Total	1,615,000	$43.55	0	$361 million

(1)	All of the reported shares were purchased in open-market transactions to satisfy Valero’s obligations under its employee benefit plans and not through any publicly announced stock purchase plan or program.

(2)	Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five-year period ended December 31, 2004 was derived from Valero’s audited consolidated financial statements. The following table should be read together with the historical consolidated financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following summaries are in millions of dollars except for per share amounts:

	Year Ended December 31,
	2004(a)	2003(b) (c)	2002(d)	2001(e)	2000(f)
Operating revenues (g)	$54,618.6	$37,968.6	$29,047.9	$14,988.3	$14,671.1

Operating income	2,979.2	1,222.0	470.9	1,001.4	611.0

Net income	1,803.8	621.5	91.5	563.6	339.1

Earnings per common share - assuming dilution (h)	6.53	2.55	0.42	4.42	2.80

Dividends per common share (h)	0.29	0.21	0.20	0.17	0.16

Property, plant and equipment, net	10,317.4	8,195.1	7,412.0	7,217.3	2,676.7

Goodwill	2,401.2	2,401.7	2,580.0	2,210.5	—

Total assets	19,391.6	15,664.2	14,465.2	14,399.8	4,307.7

Long-term debt and capital lease obligations (less current portions)	3,901.2	4,245.1	4,494.1	2,805.3	1,042.4

Company-obligated preferred securities of subsidiary trusts	—	—	372.5	372.5	172.5

Stockholders’ equity	7,798.0	5,735.2	4,308.3	4,202.6	1,527.1

(a)	Includes the operations related to the Aruba Acquisition beginning March 5, 2004.

(b)	Includes the operations of the St. Charles Refinery beginning July 1, 2003.

(c)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(d)	Includes the operations of UDS beginning January 1, 2002.

(e)	Includes the operations related to the acquisitions from Huntway Refining Company and El Paso Corporation beginning June 1, 2001. Property, plant and equipment, net, goodwill, total assets, long-term debt and capital lease obligations (less current portions), company-obligated preferred securities of subsidiary trusts and stockholders’ equity include amounts related to UDS, which was acquired by Valero on December 31, 2001.

(f)	Includes the operations related to the Benicia Refinery and the related distribution assets beginning May 16, 2000 and the operations related to service stations included as part of the acquisition from ExxonMobil beginning June 16, 2000 (combined, the Benicia Acquisition).

(g)	Operating revenues include approximately $4.9 billion, $3.9 billion, $3.7 billion, $1.0 billion and $1.1 billion, respectively, related to crude oil buy/sell arrangements.

(h)	Per share amounts for 2003, 2002, 2001 and 2000 have been adjusted to reflect the effect of a two-for-one stock split, which was effected in the form of a stock dividend distributed on October 7, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of Valero should be read in conjunction with Items 1 & 2, “Business & Properties,” and Item 8, “Financial Statements and Supplementary Data,” included in this report. In the discussions that follow, all per-share amounts assume dilution.

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

OVERVIEW

Generally, Valero’s operations are affected by:

•	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds,

•	seasonal factors, such as the demand for refined products, and

•	industry factors, such as movements in and the level of crude oil prices including the effect of quality differential between grades of crude oil, the demand for and prices of refined products, industry supply capacity, and competitor refinery maintenance turnarounds.

Valero’s profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Since approximately 50% of Valero’s total throughput represents sour crude oil feedstocks, Valero’s profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil discount.” For the year 2004, both refined product margins and sour crude oil discounts were the best ever experienced by Valero. The strength of those positive industry fundamentals significantly enhanced Valero’s results of operations for the year ended December 31, 2004, resulting in earnings per share of $6.53. This represented a 156% increase over the $2.55 per share earnings reported for 2003, as adjusted to reflect the effect of a two-for-one stock split discussed below.

Valero’s operating results during 2004 benefited significantly from recent investments that increased Valero’s capacity to process lower-cost feedstocks. In March 2004, Valero continued its strategic growth through the acquisition of the Aruba Refinery and related marine, bunkering and marketing operations. The Aruba Refinery, which processes heavy, sour crude oil, contributed approximately $290 million to Valero’s operating income for 2004. In addition, the 45,000 BPD coker unit at the Texas City Refinery, which began operations late in the fourth quarter of 2003 and also processes heavier, lower-cost crude oil, generated nearly $200 million of operating income in 2004. Furthermore, during 2004, Valero realized the benefits from a full year of operations of the St. Charles Refinery that was acquired on July 1, 2003. The St. Charles Refinery generated approximately $335 million of operating income in 2004.

The positive 2004 results from Valero’s operations, as well as certain investing and financing activities during 2004, significantly improved Valero’s financial position and are expected to favorably position Valero to meet its objectives of increased shareholder return, continued growth and improved earnings stability. Valero’s debt-to-capitalization ratio (net of cash) decreased from approximately 40% at December 31, 2003 to 30.7% at the end of 2004. During 2004, Valero’s debt-to-capitalization ratio was positively impacted by the generation of $3.0 billion of cash from operating activities and the sale of 15.6 million shares of common stock which partially funded the Aruba Acquisition.

As discussed further under “Outlook” below, Valero’s increasing ability to process heavier sour crude oils is expected to enable Valero to further benefit from wide sour crude oil discounts that Valero believes will occur. Valero believes that it is well-positioned to benefit from an expected continuation of favorable refining industry fundamentals.

On July 15, 2004, Valero’s board of directors approved a two-for-one split of Valero’s common stock, which was distributed in the form of a stock dividend on October 7, 2004 to stockholders of record on September 23, 2004. All share and per share data (except par value) in this Form 10-K have been adjusted to reflect the effect of the stock split for all periods presented.

RESULTS OF OPERATIONS

2004 Compared to 2003

Financial Highlights
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2004 (a)	2003 (b)	Change
Operating revenues (c)	$54,618.6	$37,968.6	$16,650.0

Costs and expenses:
Cost of sales (c)	47,797.3	33,587.1	14,210.2
Refining operating expenses	2,140.2	1,656.0	484.2
Retail selling expenses	704.7	693.6	11.1
General and administrative expenses	378.8	299.4	79.4
Depreciation and amortization expense:
Refining	518.6	417.1	101.5
Retail	57.8	39.6	18.2
Corporate	42.0	53.8	(11.8)

Total costs and expenses	51,639.4	36,746.6	14,892.8

Operating income	2,979.2	1,222.0	1,757.2
Equity in earnings of Valero L.P. (d)	38.5	29.8	8.7
Other income (expense), net	(47.9)	15.3	(63.2)
Interest and debt expense:
Incurred	(296.9)	(287.6)	(9.3)
Capitalized	37.2	26.3	10.9
Minority interest in net income of Valero L.P. (d)	—	(2.4)	2.4
Distributions on preferred securities of subsidiary trusts	—	(16.8)	16.8

Income before income tax expense	2,710.1	986.6	1,723.5
Income tax expense	906.3	365.1	541.2

Net income	1,803.8	621.5	1,182.3
Preferred stock dividends	12.5	4.3	8.2

Net income applicable to common stock	$1,791.3	$617.2	$1,174.1

Earnings per common share – assuming dilution	$6.53	$2.55	$3.98

See the footnote references on page 31.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2004 (a)	2003 (b)	Change
Refining:
Operating income	$3,225.0	$1,363.5	$1,861.5
Throughput volumes (thousand barrels per day) (e)	2,162	1,835	327
Throughput margin per barrel (f)	$7.44	$5.13	$2.31
Operating costs per barrel:
Refining operating expenses	$2.70	$2.47	$0.23
Depreciation and amortization	0.66	0.63	0.03

Total operating costs per barrel	$3.36	$3.10	$0.26

Charges:
Crude oils:
Sour	49%	44%	5%
High-acid sweet	4	5	(1)
Sweet	25	30	(5)

Total crude oils	78	79	(1)
Residual fuel oil	6	5	1
Other feedstocks and blendstocks	16	16	—

Total charges	100%	100%	—%

Yields:
Gasolines and blendstocks	48%	54%	(6)%
Distillates	30	28	2
Petrochemicals	3	3	—
Lubes, asphalts and No. 6 oil	7	8	(1)
Other products	12	7	5

Total yields	100%	100%	—%

Retail – U.S.:
Operating income	$87.1	$114.7	$(27.6)
Company-operated fuel sites (average)	1,106	1,201	(95)
Fuel volumes (gallons per day per site)	4,644	4,512	132
Fuel margin per gallon	$0.142	$0.148	$(0.006)
Merchandise sales	$925.0	$938.5	$(13.5)
Merchandise margin (percentage of sales)	28.4%	28.1%	0.3%
Margin on miscellaneous sales	$100.0	$89.5	$10.5
Retail selling expenses	$504.5	$507.7	$(3.2)
Depreciation and amortization expense	$37.0	$22.6	$14.4

Retail – Northeast:
Operating income	$87.9	$97.0	$(9.1)
Fuel volumes (thousand gallons per day)	3,250	3,328	(78)
Fuel margin per gallon	$0.211	$0.209	$0.002
Merchandise sales	$140.2	$122.3	$17.9
Merchandise margin (percentage of sales)	23.8%	22.9%	0.9%
Margin on miscellaneous sales	$24.0	$18.6	$5.4
Retail selling expenses	$200.2	$185.9	$14.3
Depreciation and amortization expense	$20.8	$17.0	$3.8

See the footnote references on page 31.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2004 (a)	2003 (b)	Change
Gulf Coast:
Operating income	$1,975.9	$426.2	$1,549.7
Throughput volumes (thousand barrels per day) (e)	1,213	867	346
Throughput margin per barrel (f)	$7.69	$4.62	$3.07
Operating costs per barrel:
Refining operating expenses	$2.65	$2.64	$0.01
Depreciation and amortization	0.59	0.63	(0.04)

Total operating costs per barrel	$3.24	$3.27	$(0.03)

Mid-Continent:
Operating income	$228.5	$184.8	$43.7
Throughput volumes (thousand barrels per day)	291	276	15
Throughput margin per barrel (f)	$5.50	$4.70	$0.80
Operating costs per barrel:
Refining operating expenses	$2.75	$2.35	$0.40
Depreciation and amortization	0.60	0.52	0.08

Total operating costs per barrel	$3.35	$2.87	$0.48

Northeast:
Operating income	$502.2	$418.7	$83.5
Throughput volumes (thousand barrels per day)	380	375	5
Throughput margin per barrel (f)	$6.22	$5.17	$1.05
Operating costs per barrel:
Refining operating expenses	$2.01	$1.60	$0.41
Depreciation and amortization	0.60	0.51	0.09

Total operating costs per barrel	$2.61	$2.11	$0.50

West Coast:
Operating income	$518.4	$333.8	$184.6
Throughput volumes (thousand barrels per day)	278	317	(39)
Throughput margin per barrel (f)	$10.02	$6.86	$3.16
Operating costs per barrel:
Refining operating expenses	$3.86	$3.14	$0.72
Depreciation and amortization	1.06	0.83	0.23

Total operating costs per barrel	$4.92	$3.97	$0.95

See the footnote references on page 31.

Average Market Reference Prices and Differentials (h)
(dollars per barrel)

	Year Ended December 31,
	2004	2003	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$41.42	$31.11	$10.31
WTI less sour crude oil at U.S. Gulf Coast (i)	5.31	3.39	1.92
WTI less Alaska North Slope (ANS) crude oil	2.53	1.47	1.06
WTI less Maya crude oil	11.43	6.87	4.56

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	7.73	5.50	2.23
No. 2 fuel oil less WTI	3.98	2.76	1.22
Propylene less WTI	9.80	1.17	8.63
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.59	7.44	1.15
Low-sulfur diesel less WTI	6.95	5.16	1.79
U.S. Northeast:
Conventional 87 gasoline less WTI	8.15	5.95	2.20
No. 2 fuel oil less WTI	5.44	4.50	0.94
Lube oils less WTI	23.83	24.80	(0.97)
U.S. West Coast:
CARBOB 87 gasoline less ANS	19.39	14.46	4.93
Low-sulfur diesel less ANS	15.48	7.42	8.06

The following notes relate to references on pages 28 through 31.

(a)	Includes the operations related to the Aruba Acquisition commencing on March 5, 2004.

(b)	Includes the operations of the St. Charles Refinery commencing on July 1, 2003.

(c)	Operating revenues and cost of sales both include approximately $4.9 billion for the year ended December 31, 2004, and approximately $3.9 billion for the year ended December 31, 2003, related to certain crude oil buy/sell arrangements, as further discussed in Note 1 of Notes to Consolidated Financial Statements.

(d)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(e)	Total throughput volumes and throughput volumes for the Gulf Coast region for the years ended December 31, 2004 and 2003, are based on 366 days and 365 days, respectively, which results in 183,000 barrels per day and 99,000 barrels per day being included for the Aruba Refinery in 2004 and the St. Charles Refinery in 2003, respectively. Throughput volumes for the Aruba Refinery for the 302 days of its operations during 2004 averaged 221,000 barrels per day. Throughput volumes for the St. Charles Refinery for the 184 days of its operations during 2003 averaged 197,000 barrels per day.

(f)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(g)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles and Aruba Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(h)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The CARBOB 87 gasoline differential for 2003 represents CARB 87 gasoline, which includes MTBE as a blending component, for the periods prior to October 31, 2003. Prices for products meeting these specifications ceased to be available after October 31, 2003. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(i)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Operating revenues increased 44% from the year ended December 31, 2003 to the year ended December 31, 2004 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. The increases in operating income from $1.2 billion for 2003 to $3.0 billion for 2004 and net income from $621.5 million for 2003 to $1.8 billion for 2004 were attributable primarily to improved fundamentals for Valero’s refining segment as discussed below.

Refining

Operating income for Valero’s refining segment was $3.2 billion for the year ended December 31, 2004, an increase of $1.9 billion from the year ended December 31, 2003. The increase in refining segment operating income resulted primarily from a 45% increase in refining throughput margin per barrel and an 18% increase in refining throughput volumes, partially offset by an increase in operating expenses.

Refining total throughput margin for 2004 increased due to the following factors:

•	Discounts on Valero’s sour crude oil feedstocks improved during 2004 compared to 2003 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, discounts on sour crude oil feedstocks benefited from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required refineries to lower the sulfur content of the gasoline they produce, (ii) high gasoline margins, which increased the demand for sweet versus sour crude oil due to the higher gasoline content of sweet crude oil, and (iii) a global increase in refined product demand, particularly in Asia, which has resulted in more gasoline production by less complex foreign refineries that require sweet crude oil as feedstock.

•	Gasoline margins increased in all of Valero’s refining regions during 2004 compared to 2003 due mainly to strong demand. Gasoline demand was up in 2004 primarily due to strong U.S. and global economic activity.

•	Distillate margins also increased in all of Valero’s refining regions in 2004 compared to 2003 due mainly to increased foreign and U.S. demand resulting from improved economies.

•	Petrochemical feedstock margins improved significantly in 2004 compared to 2003 due to increased demand for such feedstocks resulting from a stronger worldwide economy.

•	Valero’s throughput volumes increased 327,000 barrels per day in 2004 compared to 2003 due mainly to incremental throughput of 117,000 barrels per day at the St. Charles Refinery, which was acquired in July 2003, and 183,000 barrels per day of throughput at the Aruba Refinery during the partial period commencing on its acquisition date of March 5, 2004.

The above increases in throughput margin for 2004 were partially offset by the effects of:

•	lower margins on products such as asphalt, No. 6 fuel oil, sulfur and petroleum coke due to an increase in the price of crude oil in 2004 compared to 2003,

•	an approximate $20 million reduction resulting from Valero ceasing consolidation of Valero L.P. commencing in March 2003,

•	a higher level of turnaround activity in 2004 compared to 2003, and

•	approximately $231 million of hedging losses in 2004 related to forward sales of distillates and associated crude oil purchases.

Refining operating expenses were 29% higher for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to the acquisitions of the St. Charles Refinery in July 2003 and the Aruba Refinery in March 2004, higher energy costs (primarily related to an increase in natural gas prices), increased maintenance expense, an increase in employee compensation and benefits expense including increased variable and incentive compensation, and increases in insurance expense, injected catalyst, professional fees and regulatory costs. Although total refining operating expenses increased 29% from 2003 to 2004, this increase was 9% on a per-barrel basis. The lower percentage increase on a per-barrel basis was due to the throughput increases that resulted from the St. Charles and Aruba Acquisitions. Refining depreciation and amortization expense increased 24% from the year ended December 31, 2003 to the year ended December 31, 2004 due mainly to the implementation of new capital projects, the acquisitions of the St. Charles and Aruba Refineries and increased turnaround and catalyst amortization.

Retail

Retail operating income was $175.0 million for the year ended December 31, 2004, a decrease of $36.7 million from the year ended December 31, 2003. Retail fuel margins in the United States decreased due to a rise in crude oil prices during 2004 which could not be fully passed through to the consumer, and fuel sales declined in the United States due to fewer stores. Retail depreciation and amortization expense was higher in 2004 due mainly to gains recognized in 2003 on the disposition of certain home heating oil businesses and service stations. In the Northeast, operating income declined due mainly to an increase in selling expenses resulting primarily from a significant increase in the Canadian dollar exchange rate from 2003 to 2004.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $67.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Employee compensation and benefits increased approximately $41 million from 2003 to 2004, including the recognition of increased variable and incentive compensation expense of approximately $21 million as a result of improved financial performance between the respective years. The remainder of the increase was attributable primarily to costs related to legal and regulatory matters and increased charitable contributions.

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

“Other income (expense), net” for the year ended December 31, 2004 includes an impairment charge of $57.2 million to write off the carrying amount of Valero’s equity investment in Clear Lake Methanol Partners, L.P., as further described in Note 10 of Notes to Consolidated Financial Statements. Excluding the effect of this impairment charge, other income declined $6.0 million due primarily to the nonrecurrence of a $17.0 million gain recognized in 2003 related to the sale of certain notes received as partial consideration for the 2002 sale of the Golden Eagle Business (described further in Note 10 of Notes to Consolidated Financial Statements), partially offset by a $10 million increase in equity income in 2004 from the Javelina joint venture due to higher natural gas liquids prices.

Distributions on preferred securities of subsidiary trusts ceased during 2003 due to the redemption of the 8.32% Trust Originated Preferred Securities (TOPrS) in June 2003 and the settlement of the Premium Equity Participating Security Units (PEPS Units) in August 2003.

Income tax expense increased $541.2 million from 2003 to 2004 mainly as a result of a 175% increase in income before income tax expense. Valero’s effective tax rate for the year ended December 31, 2004, however, decreased from the year ended December 31, 2003 due mainly to the Aruba Acquisition, the results of operations of which are substantially non-taxable in Aruba through December 31, 2010.

2003 Compared to 2002

Financial Highlights
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2003 (a)	2002	Change
Operating revenues (b)	$37,968.6	$29,047.9	$8,920.7

Costs and expenses:
Cost of sales (b)	33,587.1	25,863.2	7,723.9
Refining operating expenses	1,656.0	1,331.6	324.4
Retail selling expenses	693.6	674.5	19.1
General and administrative expenses	299.4	258.4	41.0
Depreciation and amortization expense:
Refining	417.1	388.3	28.8
Retail	39.6	43.1	(3.5)
Corporate	53.8	17.9	35.9

Total costs and expenses	36,746.6	28,577.0	8,169.6

Operating income	1,222.0	470.9	751.1
Equity in earnings of Valero L.P. (c)	29.8	—	29.8
Other income, net	15.3	8.6	6.7
Interest and debt expense:
Incurred	(287.6)	(301.9)	14.3
Capitalized	26.3	16.2	10.1
Minority interest in net income of Valero L.P. (c)	(2.4)	(14.1)	11.7
Distributions on preferred securities of subsidiary trusts	(16.8)	(30.0)	13.2

Income before income tax expense	986.6	149.7	836.9
Income tax expense	365.1	58.2	306.9

Net income	621.5	91.5	530.0
Preferred stock dividends	4.3	—	4.3

Net income applicable to common stock	$617.2	$91.5	$525.7

Earnings per common share – assuming dilution	$2.55	$0.42	$2.13

See the footnote references on page 37.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2003 (a)	2002	Change
Refining:
Operating income	$1,363.5	$618.7	$744.8
Throughput volumes (thousand barrels per day) (d)	1,835	1,595	240
Throughput margin per barrel (e)	$5.13	$4.02	$1.11
Operating costs per barrel:
Refining operating expenses	$2.47	$2.29	$0.18
Depreciation and amortization	0.63	0.66	(0.03)

Total operating costs per barrel	$3.10	$2.95	$0.15

Charges:
Crude oils:
Sour	44%	45%	(1)%
High-acid sweet	5	7	(2)
Sweet	30	27	3

Total crude oils	79	79	—
Residual fuel oil	5	5	—
Other feedstocks and blendstocks	16	16	—

Total charges	100%	100%	—%

Yields:
Gasolines and blendstocks	54%	55%	(1)%
Distillates	28	27	1
Petrochemicals	3	3	—
Lubes, asphalts and No. 6 oil	8	7	1
Other products	7	8	(1)

Total yields	100%	100%	—%

Retail – U.S.:
Operating income	$114.7	$58.8	$55.9
Company-operated fuel sites (average)	1,201	1,359	(158)
Fuel volumes (gallons per day per site)	4,512	4,401	111
Fuel margin per gallon	$0.148	$0.111	$0.037
Merchandise sales	$938.5	$1,011.5	$(73.0)
Merchandise margin (percentage of sales)	28.1%	27.8%	0.3%
Margin on miscellaneous sales	$89.5	$71.6	$17.9
Retail selling expenses	$507.7	$513.2	$(5.5)
Depreciation and amortization expense	$22.6	$24.0	$(1.4)

Retail – Northeast:
Operating income	$97.0	$69.7	$27.3
Fuel volumes (thousand gallons per day)	3,328	3,235	93
Fuel margin per gallon	$0.209	$0.179	$0.030
Merchandise sales	$122.3	$99.0	$23.3
Merchandise margin (percentage of sales)	22.9%	22.5%	0.4%
Margin on miscellaneous sales	$18.6	$16.4	$2.2
Retail selling expenses	$185.9	$161.3	$24.6
Depreciation and amortization expense	$17.0	$19.1	$(2.1)

See the footnote references on page 37.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2003 (a)	2002	Change

Gulf Coast:
Operating income	$426.2	$223.1	$203.1
Throughput volumes (thousand barrels per day) (d)	867	675	192
Throughput margin per barrel (e)	$4.62	$4.13	$0.49
Operating costs per barrel:
Refining operating expenses	$2.64	$2.46	$0.18
Depreciation and amortization	0.63	0.77	(0.14)

Total operating costs per barrel	$3.27	$3.23	$0.04

Mid-Continent:
Operating income	$184.8	$157.2	$27.6
Throughput volumes (thousand barrels per day)	276	265	11
Throughput margin per barrel (e)	$4.70	$4.30	$0.40
Operating costs per barrel:
Refining operating expenses	$2.35	$2.12	$0.23
Depreciation and amortization	0.52	0.55	(0.03)

Total operating costs per barrel	$2.87	$2.67	$0.20

Northeast:
Operating income	$418.7	$105.9	$312.8
Throughput volumes (thousand barrels per day)	375	355	20
Throughput margin per barrel (e)	$5.17	$2.85	$2.32
Operating costs per barrel:
Refining operating expenses	$1.60	$1.53	$0.07
Depreciation and amortization	0.51	0.49	0.02

Total operating costs per barrel	$2.11	$2.02	$0.09

West Coast:
Operating income	$333.8	$132.5	$201.3
Throughput volumes (thousand barrels per day)	317	300	17
Throughput margin per barrel (e)	$6.86	$4.92	$1.94
Operating costs per barrel:
Refining operating expenses	$3.14	$2.93	$0.21
Depreciation and amortization	0.83	0.77	0.06

Total operating costs per barrel	$3.97	$3.70	$0.27

See the footnote references on page 37.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Year Ended December 31,
	2003	2002	Change

Feedstocks:
WTI crude oil	$31.11	$26.09	$5.02
WTI less sour crude oil at U.S. Gulf Coast (h)	3.39	2.53	0.86
WTI less ANS crude oil	1.47	1.37	0.10
WTI less Maya crude oil	6.87	5.45	1.42

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	5.50	4.14	1.36
No. 2 fuel oil less WTI	2.76	1.48	1.28
Propylene less WTI	1.17	1.69	(0.52)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	7.44	5.59	1.85
Low-sulfur diesel less WTI	5.16	3.67	1.49
U.S. Northeast:
Conventional 87 gasoline less WTI	5.95	4.16	1.79
No. 2 fuel oil less WTI	4.50	2.41	2.09
Lube oils less WTI	24.80	17.57	7.23
U.S. West Coast:
CARB 87 gasoline less ANS	14.46	10.06	4.40
Low-sulfur diesel less ANS	7.42	5.34	2.08

The following notes relate to references on pages 34 through 37.

(a)	Includes the operations of the St. Charles Refinery commencing on July 1, 2003.

(b)	Operating revenues and cost of sales both include approximately $3.9 billion for the year ended December 31, 2003, and approximately $3.7 billion for the year ended December 31, 2002, related to crude oil buy/sell arrangements, as further discussed in Note 1 of Notes to Consolidated Financial Statements.

(c)	On March 18, 2003, Valero’s ownership interest in Valero L.P. decreased from 73.6% to 49.5%. As a result of this decrease in ownership of Valero L.P. combined with certain other partnership governance changes, Valero ceased consolidating Valero L.P. as of that date and began using the equity method to account for its investment in the partnership.

(d)	Total throughput volumes and throughput volumes for the Gulf Coast region for the year ended December 31, 2003, are based on 365 days, which results in 99,000 barrels per day being included for the St. Charles Refinery. Throughput volumes for the St. Charles Refinery for the 184 days of its operations during 2003 averaged 197,000 barrels per day.

(e)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(f)	The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs and St. Charles Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(g)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The CARB 87 gasoline differential for 2003 represents CARBOB 87 gasoline for periods after October 31, 2003, as prices for products meeting the CARB 87 specifications ceased to be available after that date. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(h)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Operating revenues increased 31% from the year ended December 31, 2002 to the year ended December 31, 2003 primarily as a result of higher refined product prices combined with additional throughput volumes from refinery operations. The increases in operating income from $470.9 million for 2002 to $1.2 billion for 2003 and net income from $91.5 million for 2002 to $621.5 million for 2003 were attributable primarily to improved fundamentals for Valero’s refining segment as discussed below.

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

Refining total throughput margin for 2003 increased due to the following factors:

•	Gasoline and distillate margins improved significantly during 2003 compared to 2002 due to stronger demand and lower inventory levels. Demand for distillates improved significantly in 2003 due to colder winter weather in the Northeast and fuel switching demand in early 2003 caused by high natural gas prices. Refined product inventories were lower than the inventory levels that existed during most of 2002 due to the stronger demand combined with lower refinery production rates resulting from a large number of maintenance turnarounds in the refining industry in the first quarter of 2003 and the continuing impact of the oil workers’ strike in Venezuela in early 2003, which also reduced production rates. The high inventory levels in 2002 were caused by weaker economic conditions, an unusually warm winter in the northeastern part of the United States and in Europe, and lower jet fuel demand.

•	Discounts on Valero’s sour crude oil feedstocks increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 due mainly to the resumption of higher crude oil production rates by OPEC.

•	Valero’s throughput volumes for 2003 increased from 2002 due to incremental volumes from the St. Charles Refinery commencing in July 2003 and increased refinery utilization rates during 2003, as eight of Valero’s refineries were affected by turnaround activities during 2002. Also during 2002, production at several refineries was reduced at various times during the year due to uneconomic operating conditions.

The above increases in throughput margin for 2003 were partially offset by the effects of:

•	a net benefit of approximately $76 million in 2002 resulting from the settlement of petroleum products purchase agreements and related hedges,

•	a $39 million benefit from the liquidation of certain of Valero’s LIFO inventories in 2002,

•	an approximate $62 million reduction resulting from Valero ceasing consolidation of Valero L.P. commencing in March 2003, and

•	an increase in unplanned downtime during 2003 at certain of Valero’s refineries.

Refining operating expenses were 24% higher for the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to the acquisition of the St. Charles Refinery in July 2003, higher energy costs (primarily related to natural gas), an increase in employee compensation and benefits expense including increased variable and incentive compensation, and increased maintenance expense associated with unplanned downtime. Although total operating expenses increased 24%, the increase in refining operating expenses on a per barrel basis was 8% from 2002 to 2003 due to an increase in throughput volumes for the reasons discussed above. Refining depreciation and amortization expense increased 7% from the year ended

December 31, 2002 to the year ended December 31, 2003 due mainly to depreciation expense related to the acquisition of the St. Charles Refinery and increased turnaround and catalyst amortization.

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

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $76.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Part of the increase was due to the recognition of increased variable and incentive compensation expense of approximately $21 million in 2003 as a result of improved financial performance in 2003 as compared to 2002. Also, in December 2003, a $25.8 million impairment charge was recognized and reflected in corporate depreciation and amortization expense to write down the carrying amount of Valero’s former headquarters facilities to fair value less selling costs, as described further in Note 6 of Notes to Consolidated Financial Statements. The remainder of the increase was attributable primarily to increases in salary and benefits expenses, ad valorem taxes and litigation costs.

Equity in earnings of Valero L.P. represents Valero’s equity interest in the earnings of Valero L.P. after March 18, 2003, the date Valero ceased consolidating Valero L.P. and began using the equity method to account for its investment in Valero L.P. The minority interest in net income of Valero L.P. represented the minority unitholders’ share of the net income of Valero L.P. during the periods that Valero consolidated such operations.

The increase in “other income, net” from 2002 to 2003 was due mainly to a gain of $17.0 million related to the sale of notes receivable from Tesoro Refining and Marketing Company (Tesoro) in connection with the sale of the Golden Eagle Business in 2002. This gain was offset by a $7.1 million decrease in equity income from joint ventures and $4.2 million of expense resulting from the initial recognition of an asset retirement obligation.

Net interest and debt expense decreased $24.4 million from 2002 to 2003 primarily due to a decrease in debt levels from $5 billion as of December 31, 2002 to $4.2 billion as of December 31, 2003 and an increase in capitalized interest attributable to a larger capital investment program.

Distributions on preferred securities of subsidiary trusts decreased $13.2 million from the year ended December 31, 2002 to the year ended December 31, 2003 due to the redemption of the 8.32% TOPrS in June 2003 and the settlement of the PEPS Units in August 2003.

Income tax expense increased from $58.2 million in 2002 to $365.1 million in 2003 due to the significant increase in pre-tax income.

OUTLOOK

Sour crude oil discounts in January and February 2005 have improved significantly from early 2004 levels and are expected to remain strong throughout 2005. Two primary factors support an expectation of continuing wide sour crude oil discounts. First, a projected increase in the global demand for crude oil in 2005 is expected to result in higher production of medium and heavy sour crude oils. However, global conversion capacity to process this incremental sour crude oil is limited. Lack of conversion capacity will result in higher yields of residual fuel by-product for which demand is declining due to tighter environmental standards. Sour crude oil discounts will stay wide to justify the yield of low-value resid in low-conversion refineries. Refineries with conversion capacity to upgrade the resid will benefit. Secondly, as refiners seek to meet the requirements of the global movement to cleaner fuels, the demand for sweet crude oils continues to grow due to their higher yield of clean products, leading to increased prices for sweeter crude oils.

In addition to the very favorable outlook for sour crude oil discounts, the outlook for refined product margins appears favorable as a result of continued strong demand for both gasoline and diesel. The favorable factors that were in place in 2004 are expected to continue in 2005 as worldwide demand continues to exceed production capacity. In addition, refined product margins should benefit from a further tightening of fuel specifications worldwide, making it more difficult for foreign refiners to meet the U.S. specifications on imports.

Operationally, Valero expects to benefit during 2005 from the full-year effect of the Aruba Refinery that was acquired in March 2004 and also expects to benefit from strategic projects that were completed during 2004 and will be completed during 2005, particularly those projects that further Valero’s strategy of processing heavier and more sour feedstocks. For 2005, throughput volume is expected to increase approximately 100,000 BPD compared to 2004.

As a result of these factors, Valero believes it is well-positioned to capitalize on the expected positive industry fundamentals and the resulting favorable outlook for refined product margins and sour crude oil discounts during 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2004

Net cash provided by operating activities for the year ended December 31, 2004 was $3.0 billion compared to $1.8 billion for the year ended December 31, 2003, an increase of $1.2 billion. The increase in cash provided by operating activities from 2003 to 2004 was due to the significant increase in income in 2004 as described above under “Results of Operations,” partially offset by a $226.6 million decrease in the amount of favorable working capital changes between the years. As reflected in Note 17 of Notes to Consolidated Financial Statements, for the year ended December 31, 2004, working capital requirements decreased by approximately $203 million, largely due to a significant increase in current income tax liabilities, while 2003 benefited primarily from a $350 million increase in the amount of receivables sold under Valero’s accounts receivable sales program. Other significant working capital changes for 2004, which substantially offset each other, included increases in receivables, accounts payable, inventories and taxes other than income taxes. All of these changes were attributable to increases in both throughput volumes and commodity prices from December 31, 2003 to December 31, 2004. Valero’s cash balance increased by $494.4 million during 2004.

In addition to the $3.0 billion of net cash provided by operating activities, Valero generated cash from various other sources during 2004, including proceeds of approximately $406 million from the sale of common stock, approximately $135 million of proceeds from the issuance of common stock related to Valero’s benefit plans, approximately $109 million of proceeds from dispositions of property, plant and equipment, and approximately $64 million of net borrowings (borrowings net of debt repayments). Valero used these proceeds to:

•	fund $1.6 billion of capital expenditures and deferred turnaround and catalyst costs;

•	exercise options under structured lease arrangements to purchase $567.1 million of leased property;

•	fund the Aruba Acquisition for $541.3 million, net of cash acquired;

•	purchase 9.7 million shares of treasury stock at a cost of $317.4 million;

•	fund contingent payments in connection with acquisitions of $53.4 million;

•	invest $35.9 million in the Cameron Highway Oil Pipeline Project (described further in Note 10 of Notes to Consolidated Financial Statements); and

•	pay common and preferred stock dividends of $79.4 million.

Cash Flows for the Year Ended December 31, 2003

Net cash provided by operating activities for the year ended December 31, 2003 was $1.8 billion compared to $272.3 million for the year ended December 31, 2002, an increase of $1.5 billion. The increase in cash provided by operating activities from 2002 to 2003 was due primarily to the significant increase in income in 2003 as described above under “Results of Operations” and changes in cash provided by or used for working capital during 2003 and 2002 as further reflected in Note 17 of Notes to Consolidated Financial Statements. The primary cause of the change in working capital between the years related to changes in the amount of receivables sold under Valero’s accounts receivable sales program. During 2003, the amount of receivables sold under the program increased by $350 million, while during 2002, working capital was increased by a $123 million decrease in the amount of receivables sold. For the year ended December 31, 2003, in addition to the $350 million increase in the amount of receivables sold, changes in working capital included a $415.8 million increase in accounts payable, which more than offset a $270.0 million increase in inventories. Inventories increased due to higher volumes of feedstock and refined product inventories on hand at December 31, 2003 attributable primarily to (i) lower than normal feedstock levels at December 31, 2002 resulting from the effect of the oil workers’ strike in Venezuela and (ii) increased refinery utilization rates during 2003.

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

Aruba Acquisition

On March 5, 2004, Valero completed the purchase of El Paso Corporation’s Aruba Refinery and related marine, bunkering and marketing operations. Consideration for the purchase consisted of $200 million in existing cash, approximately $27 million in borrowings under Valero’s existing bank credit facilities and approximately $406 million in net proceeds from the sale of 15.6 million shares of Valero common stock. In addition, upon termination on May 4, 2004 of an agreement in existence with a third-party marketing firm on the date of acquisition, Valero paid $67.8 million related to certain refined product inventories owned by the third-party marketing firm.

Capital Investments

During the year ended December 31, 2004, Valero expended approximately $1.6 billion for capital investments of which $1.3 billion related to capital expenditures (including approximately $523 million for environmental projects and approximately $360 million for strategic projects) and $304.2 million related to deferred turnaround and catalyst costs. Capital expenditures for the year ended December 31, 2004 included approximately $184 million to fund construction of gasoline desulfurization units at the Paulsboro, St. Charles, Quebec, Houston, McKee and Corpus Christi West Refineries in response to Tier II regulations. In addition to the $1.6 billion of capital investments discussed above, $567.1 million was expended for the purchase of various leased properties, which were previously subject to structured lease arrangements (see Note 23 of Notes to Consolidated Financial Statements), $35.9 million was invested in the Cameron Highway Oil Pipeline Project, $53.4 million of payments were made related to the contingent earn-out agreements discussed below and other contingencies related to acquisitions, and $541.3 million of cash was expended on the Aruba Acquisition.

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level (see the discussion in Note 23 of Notes to Consolidated Financial Statements). Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. During 2004, Valero made an earn-out payment of $35.0 million related to the acquisition of Basis Petroleum, Inc. In January 2005, Valero made an earn-out payment of $50.0 million related to the acquisition of the St. Charles Refinery. Based on estimated margin levels through April 2005, an earn-out payment related to the Basis Petroleum Acquisition of $35 million would be due in May 2005.

For 2005, Valero expects to incur approximately $2.0 billion for capital investments, including approximately $1.7 billion for capital expenditures (approximately $900 million of which is for environmental projects) and approximately $300 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes anticipated expenditures related to the contingent earn-out agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

In connection with Valero L.P.’s proposed merger of Kaneb Services LLC and Kaneb Pipe Line Partners, L.P., Valero expects to contribute approximately $28 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P.

Contractual Obligations

Valero’s contractual obligations as of December 31, 2004 are summarized below (in millions).

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$409.6	$259.5	$329.0	$6.5	$208.5	$3,163.5	$4,376.6
Capital lease obligations	1.5	1.5	1.5	1.5	1.5	3.7	11.2
Operating lease obligations	195.8	169.0	147.1	121.2	87.0	196.4	916.5
Purchase obligations	8,582.1	1,646.3	1,169.1	1,068.8	1,049.4	1,009.8	14,525.5

Total	$9,189.0	$2,076.3	$1,646.7	$1,198.0	$1,346.4	$4,373.4	$19,829.8

Long-Term Debt
Payments for long-term debt are at stated values.

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its prior shelf registration statement. The net proceeds from this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

On March 29, 2004, Valero borrowed $200 million under a five-year term loan with a maturity date of March 31, 2009 and bearing interest based on Valero’s debt rating. Principal payments were scheduled to begin March 2007 with a $50.0 million principal payment due at that time and semi-annual payments of $37.5 million due thereafter until maturity. The net proceeds from this borrowing were used to repay borrowings under Valero’s revolving bank credit facilities. In December 2004, Valero repaid the entire outstanding balance of the term loan.

None of Valero’s agreements have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of certain downgrades of Valero’s senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of Valero’s bank credit facilities and other arrangements would increase.

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

Structured Lease Arrangements

During the first quarter of 2004, Valero exercised its option to purchase the leased properties under each of the four structured lease arrangements that existed as of December 31, 2003. Valero purchased the leased properties for $567.1 million, using borrowings under its existing bank credit facilities. Subsequent to this purchase, Valero issued $400 million of Senior Notes and borrowed $200 million under a bank term loan, which are described above under “Long-Term Debt,” to refinance these borrowings under its existing bank credit facilities and to take advantage of favorable treasury rates.

Purchase Obligations

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Valero has various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Substantially all of Valero’s purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero’s usage requirements. The purchase obligation amounts included in the table above include both short-term and long-term obligations and are based on (a) fixed or minimum quantities to be purchased and (b) fixed or estimated prices to be paid based on current market conditions. As of December 31, 2004, Valero’s short-term and long-term purchase obligations increased by approximately $8.4 billion from the amount reported as of December 31, 2003. The increase is almost entirely attributable to an increase in obligations under crude oil supply contracts resulting mainly from significantly higher crude oil prices as of December 31, 2004 and new contracts in 2004, including contracts for feedstock to supply the Aruba Refinery which was acquired in March 2004. Valero has not made in the past, nor does it expect to make in the future, payments for feedstock or services that it has not received or will not receive, nor paid prices in excess of then prevailing market conditions.

Other Long-term Liabilities

Valero’s “other long-term liabilities” are described in Note 13 of Notes to Consolidated Financial Statements. For most of these liabilities, the timing of the payment of such liabilities is not fixed and therefore cannot be determined as of December 31, 2004. However, certain expected payments related to Valero’s anticipated pension contribution in 2005 and its other postretirement benefit obligations are discussed in Note 22 of Notes to Consolidated Financial Statements.

Other Commercial Commitments

As of December 31, 2004, Valero’s committed lines of credit were as follows (in millions):

	Borrowing
	Capacity		Expiration
3-year revolving credit facility		$750.0	December 2006
5-year revolving credit facility		$750.0	December 2006
Canadian revolving credit facility	Cdn $	115.0	July 2005

Valero’s other commercial commitments as of December 31, 2004 were as follows (in millions):

	Amount of Commitment Expiration by Period
				Total
				Amounts
	2005	2006	2007	Committed
Letters of credit	$503.7	$—	$0.1	$503.8

As of December 31, 2004, Valero had $218.1 million of letters of credit outstanding under uncommitted short-term bank credit facilities, Cdn. $8.2 million of letters of credit outstanding under its Canadian committed revolving credit facility and $278.9 million of letters of credit outstanding under its 3-year and 5-year committed revolving credit facilities.

Under Valero’s revolving bank credit facilities’ definitions, Valero’s debt-to-capitalization ratio (net of cash) was 30.7% as of December 31, 2004 compared to 40.3% as of December 31, 2003.

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

On August 25, 2004, the Securities and Exchange Commission declared effective a new shelf registration statement on Form S-3 filed by Valero to register $3.5 billion of securities for potential future issuance.

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

Equity

On February 5, 2004, Valero sold in a public offering 15.6 million shares of its common stock, which included 2.0 million shares related to an overallotment option exercised by the underwriter, at a price of $26.63 per share and received proceeds, net of underwriter’s discount, commissions and other issuance costs, of $405.8 million. These shares were issued under Valero’s prior shelf registration statement to partially fund the Aruba Acquisition.

Valero purchases shares of its common stock in open market transactions to meet its obligations under employee benefit plans. Valero also purchases shares of its common stock from its employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions. During 2004, Valero purchased 9.7 million shares of its common stock under these programs at a cost of $317.4 million. Through February 2005, Valero has purchased an additional 1.4 million common shares under these programs at a cost of $77.6 million. No shares were purchased during 2004 or through February 2005 under Valero’s $400 million stock repurchase program that was publicly announced on December 3, 2001.

Pension Plan Funded Status

During 2004, Valero contributed approximately $73 million to its qualified pension plans. Based on a 5.75% discount rate and fair values of plan assets as of December 31, 2004, the fair value of the assets in Valero’s qualified pension plans were equal to approximately 73% of the projected benefit obligation under those plans as of the end of 2004. However, the qualified pension plans were more than 90% funded based on their “current liability,” which is a funding measure defined under applicable pension regulations.

Although Valero has no minimum required contributions to its qualified pension plans during 2005 under the Employee Retirement Income Security Act, Valero expects to contribute approximately $60 million to its qualified pension plans during 2005.

Environmental Matters

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero’s refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero’s environmental matters, including a discussion of capital expenditures related to environmental regulations, see “Environmental Matters” in Items 1 & 2, “Business & Properties” and Note 24 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility

As of December 31, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. Valero uses this program as a source of working capital funding. Under this program, a wholly owned subsidiary of Valero sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. As of December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million. Note 4 of Notes to Consolidated Financial Statements includes additional discussion of the activity related to this program.

Termination of this program would require Valero to obtain alternate working capital funding, which would result in an increase in accounts receivable and either increased debt or reduced cash on Valero’s consolidated balance sheet. However, as of December 31, 2004, the termination of this program would not have had a material effect on Valero’s liquidity and would not have affected Valero’s ability to comply with restrictive covenants in its credit facilities. Valero is not aware of any existing circumstances that are reasonably likely to result in the termination or material reduction in the availability of this program prior to its maturity. Valero’s board of directors has approved an extension of this program, which is subject to finalization of the terms of the agreements with the third-party financial institutions.

Guarantees

In connection with the sale of the Golden Eagle Business in May 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro, which totaled approximately $34 million as of December 31, 2004. This lease expires in 2010. During the year ended December 31, 2004, Valero was not required to, and did not, make any payments under this guarantee.

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for Valero’s financial statements at various dates in the future. The adoption of these pronouncements has not had, or is not expected to have, a material effect on Valero’s consolidated financial statements, except as discussed in Note 1 of Notes to Consolidated Financial Statements under “FASB Statement No. 123 (revised 2004).”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about Valero’s critical accounting policies, including separate identification of those involving critical accounting estimates, and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes Valero’s significant accounting policies.

Critical Accounting Policies Involving Critical Accounting Estimates

The following accounting policies involve estimates that are considered critical due to the level of sensitivity and judgment involved, as well as the impact on Valero’s consolidated financial position and results of operations. Valero believes that all of its estimates are reasonable.

Impairment of Assets

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

In order to test for recoverability, management must make estimates of projected cash flows related to the asset which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the asset being tested for impairment. Due to the significant subjectivity of the assumptions used to test for recoverability and to determine fair value, changes in market conditions could result in significant impairment charges in the future, thus affecting Valero’s earnings. Valero’s impairment evaluations are based on assumptions that are consistent with Valero’s business plans. However, providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates. Valero recognized an impairment charge of $57.2 million in 2004 related to its equity investment in Clear Lake Methanol Partners, L.P. as discussed in Note 10 of Notes to Consolidated Financial Statements and an impairment charge of $25.8 million in 2003 related to Valero’s former headquarters buildings as discussed in Note 6 of Notes to Consolidated Financial Statements. Valero did not recognize an impairment charge during the year ended December 31, 2002.

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

Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs assuming currently available remediation technology and applying current regulations, as well as Valero’s own internal environmental policies. However, environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation, and the determination of Valero’s obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies. An estimate of the sensitivity to earnings for changes in those factors is not practicable due to the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of possible outcomes.

The balance of and changes in Valero’s accruals for environmental matters as of and for the years ended December 31, 2004, 2003 and 2002 is included in Note 24 of Notes to Consolidated Financial Statements. Valero believes that it has adequately accrued for its environmental exposures.

Pension and Other Postretirement Benefit Obligations

Valero has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside Valero’s control. For example, the discount rate assumption is based on Moody’s published Aa corporate bond rate as of the end of each year, while the expected return on plan assets is based on a compounded return calculated for Valero by an outside consultant using historical market index data from 1926 through 2001 with an asset allocation of 65% equities and 35% bonds, representative of the asset mix in Valero’s qualified pension plans. These assumptions can have a significant effect on the amounts reported in Valero’s consolidated financial statements. For example, a 0.25% decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25% increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2004 and net periodic benefit cost for the year ending December 31, 2005 (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
Increase in benefit obligation:
Discount rate decrease	$42.8	$9.4
Compensation rate increase	16.2	—
Health care cost trend rate increase	—	3.4

Increase in expense:
Discount rate decrease	6.3	0.8
Expected return on plan assets decrease	1.4	—
Compensation rate increase	3.6	—
Health care cost trend rate increase	—	0.4

Other Critical Accounting Policies

The following accounting policies are less sensitive to management estimates but are presented to enable a more complete understanding and comparability of Valero’s more significant accounting policies.

Inventories

Inventories are stated at the lower of cost or market. The cost of refinery feedstocks purchased for processing and refined products are determined under the last-in, first-out (LIFO) method of inventory pricing. The cost of feedstocks and products purchased for resale and the cost of materials, supplies and convenience store merchandise are determined under the weighted-average cost method. Valero utilizes the dollar-value LIFO method and uses average purchase prices during the year to value any increments to its LIFO inventory.

Property, Plant and Equipment

Valero records depreciation expense on its property, plant and equipment primarily using the composite method of depreciation. Under the composite method of depreciation, the costs of minor property units, net of salvage value, retired or abandoned are charged or credited to accumulated depreciation while gains or losses on sales or other dispositions of major units are recorded in income. Although accounting for property, plant and equipment requires various judgments and estimates, including a determination of remaining useful lives, salvage values and the significance of dispositions in determining the accounting for gains and losses, changes in such estimates for any particular asset are not expected to significantly affect Valero’s results of operations or financial condition due to Valero’s use of the composite method of depreciation.

Refinery Turnaround Costs

Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at Valero’s refineries, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The frequency of refinery turnarounds varies with each refinery operating unit. As of December 31, 2004, Valero had $320.4 million of deferred refinery turnaround costs included in its consolidated balance sheet.

Income Taxes

As part of the process of preparing consolidated financial statements, Valero must assess the likelihood that its deferred income tax assets will be recovered through future taxable income. To the extent Valero believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. Valero had a valuation allowance recorded as of December 31, 2004 and 2003, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating loss carryforwards and foreign tax credit carryforwards, before they expire. The valuation allowance is based on Valero’s estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. If actual results differ from the estimates or Valero adjusts the estimates in future periods, Valero may need to revise the valuation allowance. However, significant changes in such valuation allowances have not had in the past, and are not expected to have in the future, a material effect on Valero’s financial condition or results of operations. The net deferred income tax assets as of December 31, 2004 and 2003 were $526.7 million and $600.1 million, respectively, net of valuation allowances of $83.3 million and $82.6 million, respectively.

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

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective. However, Valero believes it has adequately accrued for its asset retirement obligations and that changes in estimates in future periods would not have a significant effect on Valero’s financial condition or results of operations. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the effect of Valero’s adoption of Statement No. 143.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. In order to reduce the risks of these price fluctuations, Valero uses derivative commodity instruments to hedge a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges). Valero also uses derivative commodity instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and product purchases, refined product sales and natural gas purchases (cash flow hedges). In addition, Valero uses derivative commodity instruments to manage its exposure to price volatility on a portion of its refinery feedstock and refined product inventories and on certain forecasted feedstock and product purchases, refined product sales and natural gas purchases that do not receive hedge accounting treatment. These derivative instruments are considered economic hedges for which changes in their fair value are recorded currently in cost of sales. Finally, Valero uses derivative commodity instruments for trading purposes based on its fundamental and technical analysis of market conditions. See “Derivative Instruments” in Note 1 of Notes to Consolidated Financial Statements for a discussion of the accounting treatment for the various types of derivative transactions.

The types of instruments used in Valero’s hedging and trading activities described above include swaps, futures and options. Valero’s positions in derivative commodity instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with Valero’s stated risk management policy which has been approved by Valero’s board of directors.

The following tables provide information about Valero’s derivative commodity instruments as of December 31, 2004 and 2003 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

•	fair value hedges held to hedge refining inventories and unrecognized firm commitments,

•	cash flow hedges held to hedge forecasted feedstock and product purchases, refined product sales and natural gas purchases,

•	economic hedges held to:

•	manage price volatility in refinery feedstock and refined product inventories, and

•	manage price volatility in forecasted feedstock and product purchases, refined product sales and natural gas purchases, and

•	trading activities held or issued for trading purposes.

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

	December 31, 2004
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2005 (crude oil and refined products)	17,423	$46.39	N/A	$808.2	$772.4	$(35.8)
Futures – short:
2005 (crude oil and refined products)	26,726	N/A	$46.00	1,229.3	1,190.0	39.3

Cash Flow Hedges:
Swaps – long:
2005 (crude oil and refined products)	67,378	37.05	42.84	N/A	390.3	390.3
Swaps – short:
2005 (crude oil and refined products)	67,378	48.54	41.65	N/A	(464.1)	(464.1)
Futures – long:
2005 (crude oil and refined products)	28,354	45.39	N/A	1,287.0	1,286.1	(0.9)
Futures – short:
2005 (crude oil and refined products)	23,152	N/A	45.95	1,063.7	1,066.6	(2.9)

Economic Hedges:
Swaps – long:
2005 (crude oil and refined products)	3,505	11.49	11.37	N/A	(0.4)	(0.4)
Swaps – short:
2005 (crude oil and refined products)	4,239	10.10	10.25	N/A	0.6	0.6
Futures – long:
2005 (crude oil and refined products)	19,230	46.90	N/A	901.9	896.2	(5.7)
Futures – short:
2005 (crude oil and refined products)	17,787	N/A	47.55	845.8	823.8	22.0
Options – long:
2005 (crude oil and refined products)	1,000	35.00	N/A	2.8	4.7	1.9
Options – short:
2005 (crude oil and refined products)	4,201	N/A	21.69	(2.4)	2.4	(4.8)

Trading Activities:
Swaps – long:
2005 (crude oil and refined products)	25,460	35.15	39.17	N/A	102.4	102.4
Swaps – short:
2005 (crude oil and refined products)	23,585	42.66	38.20	N/A	(105.3)	(105.3)
Futures – long:
2005 (crude oil and refined products)	15,956	45.09	N/A	719.5	725.4	5.9
2005 (natural gas)	210	7.04	N/A	1.5	1.3	(0.2)
Futures – short:
2005 (crude oil and refined products)	21,781	N/A	45.81	997.7	1,002.8	(5.1)
2005 (natural gas)	210	N/A	6.38	1.4	1.3	0.1
Options – long:
2005 (crude oil and refined products)	1,550	48.35	N/A	1.3	1.6	0.3
Options – short:
2005 (crude oil and refined products)	150	N/A	10.55	(0.2)	(0.4)	0.2

	December 31, 2003
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2004 (crude oil and refined products)	26,464	$31.72	N/A	$839.4	$860.1	$20.7
2005 (crude oil and refined products)	2	29.84	N/A	—	—	—
Futures – short:
2004 (crude oil and refined products)	36,110	N/A	$31.59	1,140.7	1,180.5	(39.8)

Cash Flow Hedges:
Swaps – long:
2004 (crude oil and refined products)	61,020	27.89	30.38	N/A	152.0	152.0
2004 (natural gas)	915	5.66	6.08	N/A	0.4	0.4
Swaps – short:
2004 (crude oil and refined products)	61,520	34.01	31.62	N/A	(147.3)	(147.3)
2004 (natural gas)	458	6.08	5.61	N/A	(0.2)	(0.2)
Futures – long:
2004 (crude oil and refined products)	17,266	32.05	N/A	553.5	567.2	13.7
Futures – short:
2004 (crude oil and refined products)	14,600	N/A	33.35	487.0	502.1	(15.1)
2004 (natural gas)	540	N/A	5.24	2.8	3.3	(0.5)

Economic Hedges:
Swaps – long:
2004 (crude oil and refined products)	2,658	10.73	10.97	N/A	0.6	0.6
Swaps – short:
2004 (crude oil and refined products)	7,428	1.66	2.02	N/A	2.6	2.6
Futures – long:
2004 (crude oil and refined products)	16,604	37.25	N/A	618.5	622.9	4.4
Futures – short:
2004 (crude oil and refined products)	19,788	N/A	36.32	718.7	730.1	(11.4)
Options – long:
2004 (crude oil and refined products)	24,719	9.72	N/A	7.0	12.5	5.5
2004 (natural gas)	913	5.05	N/A	0.5	0.9	0.4
Options – short:
2004 (crude oil and refined products)	34,269	N/A	9.68	(13.7)	(13.2)	(0.5)

Trading Activities:
Swaps – long:
2004 (crude oil and refined products)	8,330	17.09	18.43	N/A	11.2	11.2
Swaps – short:
2004 (crude oil and refined products)	8,675	18.99	17.75	N/A	(10.7)	(10.7)
Futures – long:
2004 (crude oil and refined products)	22,396	31.21	N/A	699.1	724.2	25.1
2005 (crude oil and refined products)	200	26.46	N/A	5.3	5.7	0.4
2004 (natural gas)	300	5.08	N/A	1.5	1.7	0.2
Futures – short:
2004 (crude oil and refined products)	21,416	N/A	31.79	680.8	703.6	(22.8)
2005 (crude oil and refined products)	200	N/A	31.71	6.3	6.7	(0.4)
2004 (natural gas)	300	N/A	5.75	1.7	1.8	(0.1)
Options – long:
2004 (crude oil and refined products)	12,671	13.62	N/A	3.7	8.0	4.3
Options – short:
2004 (crude oil and refined products)	7,647	N/A	8.56	(3.0)	(0.7)	(2.3)

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

	December 31, 2004
	Expected Maturity Dates
						There-		Fair
	2005	2006	2007	2008	2009	After	Total	Value
Long-term Debt:
Fixed rate	$409.6	$259.5	$329.0	$6.5	$208.5	$3,163.5	$4,376.6	$4,789.5
Average interest rate	8.1%	7.4%	6.1%	6.0%	3.6%	6.8%	6.8%
Floating rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$—	$125.0	$225.0	$—	$8.5	$641.5	$1,000.0	$(14.7)
Average pay rate	5.0%	5.6%	5.6%	5.4%	5.8%	6.2%	5.9%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

	December 31, 2003
	Expected Maturity Dates
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Long-term Debt:
Fixed rate	$—	$409.6	$300.0	$356.9	$6.5	$2,972.0	$4,045.0	$4,452.4
Average interest rate	—%	8.1%	7.4%	6.1%	6.0%	7.0%	7.0%
Floating rate	$—	$—	$260.0	$—	$—	$—	$260.0	$260.0
Average interest rate	—%	—%	3.0%	—%	—%	—%	3.0%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$—	$—	$125.0	$225.0	$—	$450.0	$800.0	$(10.8)
Average pay rate	3.7%	5.1%	6.1%	6.6%	6.6%	6.8%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.1%	6.1%	5.8%	6.0%

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million. These interest rate swap contracts currently have an estimated pay rate of 3.6% and hedge $200 million of debt with a fixed interest rate of 4.75%.

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

As of December 31, 2004, Valero had other commitments to purchase $5.0 million of U.S. dollars. Valero’s market risk was minimal on these contracts, as they matured on or before January 6, 2005.

As of December 31, 2004, Valero had also entered into a foreign currency exchange contract relating to the purchase of commercial paper, which requires Valero to sell $20.0 million of U.S. dollars in May 2005. The effect on this contract of a hypothetical 10% change in the year-end exchange rate would be approximately $2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valero Energy Corporation (Valero) is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero. Valero’s management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2004. In its evaluation, Valero’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management believes that as of December 31, 2004, Valero’s internal control over financial reporting was effective based on those criteria. Valero’s independent registered public accounting firm has issued an attestation report on management’s assessment of Valero’s internal control over financial reporting, which begins on page 57 of this report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheet of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Valero Energy Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting for the year ended December 31, 2004, that Valero Energy Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Valero Energy Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Valero Energy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheet of Valero Energy Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the year then ended, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Valero Energy Corporation

We have audited the accompanying consolidated balance sheet of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero Energy Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 11, 2004

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and temporary cash investments	$863.6	$369.2
Restricted cash	24.5	43.7
Receivables, net	1,838.7	1,327.7
Inventories	2,317.8	1,913.1
Deferred income taxes	175.2	118.7
Prepaid expenses and other	44.6	44.9

Total current assets	5,264.4	3,817.3

Property, plant and equipment, at cost	12,295.6	9,748.1
Accumulated depreciation	(1,978.2)	(1,553.0)

Property, plant and equipment, net	10,317.4	8,195.1

Intangible assets, net	310.7	320.2
Goodwill	2,401.2	2,401.7
Investment in Valero L.P.	264.6	264.5
Deferred charges and other assets, net	833.3	665.4

Total assets	$19,391.6	$15,664.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$411.6	$—
Accounts payable	2,963.4	2,288.2
Accrued expenses	519.2	355.6
Taxes other than income taxes	479.8	364.8
Income taxes payable	159.5	55.7

Total current liabilities	4,533.5	3,064.3

Long-term debt, less current portion	3,893.3	4,239.1

Capital lease obligations, less current portion	7.9	6.0

Deferred income taxes	2,011.2	1,604.6

Other long-term liabilities	1,147.7	1,015.0

Commitments and contingencies (Note 23)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 10,000,000 shares issued	208.1	200.5
Common stock, $0.01 par value; 600,000,000 shares authorized; 261,188,614 and 242,309,808 shares issued	2.6	2.4
Additional paid-in capital	4,357.5	3,921.4
Treasury stock, at cost; 5,712,762 and 1,776,934 shares	(198.5)	(41.4)
Retained earnings	3,199.6	1,482.7
Accumulated other comprehensive income	228.7	169.6

Total stockholders’ equity	7,798.0	5,735.2

Total liabilities and stockholders’ equity	$19,391.6	$15,664.2

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts and Supplemental Information)

	Year Ended December 31,
	2004	2003	2002
Operating revenues (1) (2)	$54,618.6	$37,968.6	$29,047.9

Costs and expenses:
Cost of sales (1)	47,797.3	33,587.1	25,863.2
Refining operating expenses	2,140.2	1,656.0	1,331.6
Retail selling expenses	704.7	693.6	674.5
General and administrative expenses	378.8	299.4	258.4
Depreciation and amortization expense	618.4	510.5	449.3

Total costs and expenses	51,639.4	36,746.6	28,577.0

Operating income	2,979.2	1,222.0	470.9
Equity in earnings of Valero L.P.	38.5	29.8	—
Other income (expense), net	(47.9)	15.3	8.6
Interest and debt expense:
Incurred	(296.9)	(287.6)	(301.9)
Capitalized	37.2	26.3	16.2
Minority interest in net income of Valero L.P.	—	(2.4)	(14.1)
Distributions on preferred securities of subsidiary trusts	—	(16.8)	(30.0)

Income before income tax expense	2,710.1	986.6	149.7
Income tax expense	906.3	365.1	58.2

Net income	1,803.8	621.5	91.5
Preferred stock dividends	12.5	4.3	—

Net income applicable to common stock	$1,791.3	$617.2	$91.5

Earnings per common share	$7.02	$2.69	$0.43
Weighted average common shares outstanding (in millions)	255.1	229.7	211.6

Earnings per common share – assuming dilution	$6.53	$2.55	$0.42
Weighted average common equivalent shares outstanding (in millions)	276.1	244.0	220.2

Dividends per common share	$0.29	$0.21	$0.20

Supplemental information (billions of dollars):
(1) Includes amounts related to crude oil buy/sell arrangements:
Operating revenues	$4.9	$3.9	$3.7
Cost of sales	4.9	3.9	3.7
(2) Includes excise taxes on sales by Valero’s U.S. retail system	0.7	0.8	0.8

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Millions of Dollars)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Stock	Earnings	Income (Loss)
Balance as of December 31, 2001	$—	$2.2	$3,467.5	$(149.6)	$864.4	$18.1
Net income	—	—	—	—	91.5	—
Dividends on common stock	—	—	—	—	(42.3)	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	(31.9)	107.6	—	—
Other comprehensive loss	—	—	—	—	—	(19.2)

Balance as of December 31, 2002	—	2.2	3,435.6	(42.0)	913.6	(1.1)
Net income	—	—	—	—	621.5	—
Dividends on common stock	—	—	—	—	(48.1)	—
Dividends on and accretion of preferred stock	1.8	—	—	—	(4.3)	—
Sale of common stock	—	0.1	250.2	—	—	—
Issuance of preferred stock in connection with St. Charles Acquisition	198.7	—	21.3	—	—	—
Settlement of stock purchase contracts under PEPS Units	—	0.1	172.4	—	—	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	41.9	0.6	—	—
Other comprehensive income	—	—	—	—	—	170.7

Balance as of December 31, 2003	200.5	2.4	3,921.4	(41.4)	1,482.7	169.6
Net income	—	—	—	—	1,803.8	—
Dividends on common stock	—	—	—	—	(74.4)	—
Dividends on and accretion of preferred stock	7.6	—	—	—	(12.5)	—
Sale of common stock	—	0.2	405.6	—	—	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	30.5	(157.1)	—	—
Other comprehensive income	—	—	—	—	—	59.1

Balance as of December 31, 2004	$208.1	$2.6	$4,357.5	$(198.5)	$3,199.6	$228.7

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,803.8	$621.5	$91.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	618.4	510.5	449.3
Impairment of investment in Clear Lake Methanol Partners, L.P.	57.2	—	—
Distributions in excess of (less than) equity in earnings of Valero L.P.	0.5	(4.2)	—
Minority interest in net income of Valero L.P.	—	2.4	14.1
Noncash interest expense and other income, net	6.3	0.5	(22.8)
Deferred income tax expense	344.8	287.2	1.5
Changes in current assets and current liabilities	202.6	429.2	(208.8)
Changes in deferred charges and credits and other, net	(76.4)	(94.6)	(52.5)

Net cash provided by operating activities	2,957.2	1,752.5	272.3

Cash flows from investing activities:
Capital expenditures	(1,291.5)	(975.8)	(627.7)
Deferred turnaround and catalyst costs	(304.2)	(136.4)	(151.8)
Buyout of assets under structured lease arrangements	(567.1)	(275.0)	—
Aruba Acquisition, net of cash acquired	(541.3)	—	—
St. Charles Acquisition	—	(309.0)	—
Proceeds from contribution and sale of assets to Valero L.P.	—	379.9	—
Proceeds from sale of Tesoro notes	—	89.6	—
Proceeds from liquidation of investment in Diamond-Koch	—	—	300.9
Proceeds from disposition of the Golden Eagle Business	—	—	925.0
Capital expenditures, deferred turnaround costs and other cash flows related to the Golden Eagle Business	—	—	(183.5)
Contingent payments in connection with acquisitions	(53.4)	(50.6)	(23.9)
Investment in Cameron Highway Oil Pipeline Project	(35.9)	(106.1)	—
Proceeds from dispositions of property, plant and equipment and certain home heating oil operations	108.6	94.2	16.4
Minor acquisitions and other investing activities, net	(0.4)	(41.8)	(6.8)

Net cash provided by (used in) investing activities	(2,685.2)	(1,331.0)	248.6

Cash flows from financing activities:
Cash payment to UDS shareholders in connection with UDS Acquisition	—	—	(2,055.2)
Decrease in short-term debt, net	—	(153.0)	(47.0)
Repayment of capital lease obligations	(0.8)	(289.3)	—
Long-term debt borrowings, net of issuance costs	3,781.7	4,013.8	4,517.4
Long-term debt repayments	(3,717.5)	(3,943.4)	(2,828.1)
Proceeds from cash settlement of PEPS Unit purchase contracts	—	13.6	—
Redemption of company-obligated preferred securities of subsidiary trust	—	(200.0)	—
Proceeds from issuance of common units by Valero L.P., net of issuance costs	—	200.3	—
Cash distributions to minority interest in Valero L.P.	—	(3.6)	(13.7)
Proceeds from the sale of common stock, net of issuance costs	405.8	250.3	—
Issuance of common stock in connection with employee benefit plans	134.9	99.6	102.0
Common stock dividends	(74.4)	(48.1)	(42.3)
Preferred stock dividends	(5.0)	(2.5)	—
Purchase of treasury stock	(317.4)	(73.2)	(45.5)

Net cash provided by (used in) financing activities	207.3	(135.5)	(412.4)

Valero L.P.’s cash balance as of the date (March 18, 2003) that Valero ceased consolidation of Valero L.P. (Note 9)	—	(336.1)	—

Effect of foreign exchange rate changes on cash	15.1	40.4	1.0

Net increase (decrease) in cash and temporary cash investments	494.4	(9.7)	109.5
Cash and temporary cash investments at beginning of year	369.2	378.9	269.4

Cash and temporary cash investments at end of year	$863.6	$369.2	$378.9

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2004	2003	2002
Net income	$1,803.8	$621.5	$91.5

Other comprehensive income (loss):
Foreign currency translation adjustment	110.8	163.0	13.2

Minimum pension liability adjustment, net of income tax (expense) benefit of $0.1, $(2.6) and $7.7	(0.2)	4.9	(14.3)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the year, net of income tax (expense) benefit of $90.1, $(12.8) and $(40.8)	(167.3)	23.7	75.7
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(62.3), $11.3 and $50.5	115.8	(20.9)	(93.8)

Net gain (loss) on cash flow hedges	(51.5)	2.8	(18.1)

Other comprehensive income (loss)	59.1	170.7	(19.2)

Comprehensive income	$1,862.9	$792.2	$72.3

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

As used in this report, the term Valero may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. Valero, an independent refining and marketing company, owns and operates 15 refineries (six in Texas, two each in California and Louisiana, and one each in Colorado, New Jersey, Oklahoma, Aruba and Quebec, Canada) with a combined total throughput capacity as of December 31, 2004 of approximately 2.5 million barrels per day. Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,700 retail and wholesale branded outlets in the United States and eastern Canada under various brand names including primarily Valero®, Diamond Shamrock®, Shamrock®, Ultramar® and Beacon®. Valero’s operations are affected by:

•	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;

•	seasonal factors, such as the demand for refined products during the summer driving season and heating oil during the winter season; and

•	industry factors, such as movements in and the level of crude oil prices including the effect of quality differential between grades of crude oil, the demand for and prices of refined products, industry supply capacity and competitor refinery maintenance turnarounds.

These consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting (see Note 9 for a discussion of the reporting change in 2003 for Valero’s investment in Valero L.P., a related party which was consolidated by Valero until March 2003).

Share and per share data (except par value) presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on October 7, 2004, as discussed in Note 15 under “Common Stock Split.”

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

Cash and Temporary Cash Investments

Valero’s temporary cash investments are highly liquid, low-risk debt instruments which generally have a maturity of three months or less when acquired. Cash and temporary cash investments exclude cash that is not available to Valero due to restrictions related to its use. Such amounts are segregated in the consolidated balance sheets in “restricted cash” (see Note 3).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and refined products are determined under the last-in, first-out (LIFO) method. Valero uses the dollar-value LIFO method with any increments valued based on average purchase prices during the year. The cost of feedstocks and products purchased for resale and the cost of materials, supplies and convenience store merchandise are determined principally under the weighted-average cost method.

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

Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related facilities primarily using the composite method of depreciation. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Valero uses October 1 of each year as its annual valuation date for the impairment test.

Deferred Charges and Other Assets

“Deferred charges and other assets, net” include the following:

•	refinery turnaround costs, which are incurred in connection with planned major maintenance activities at Valero’s refineries and which are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;

•	fixed-bed catalyst costs, which represent the cost of catalyst that is changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function and which are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst;

•	investments in certain 50% or less owned entities which are accounted for using the equity method of accounting; and

•	other noncurrent assets such as notes receivable, long-term investments, debt issuance costs and various other costs.

Valero evaluates its equity method investments for impairment when there is evidence that it may not be able to recover the carrying amount of its investments or the investee is unable to sustain an earnings capacity that

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

justifies the carrying amount. A loss in the value of an investment that is other than a temporary decline is recognized currently in earnings, and is based on the difference between the estimated current fair value of the investment and its carrying amount. After considering the impairment of Valero’s equity investment in Clear Lake Methanol Partners, L.P. discussed in Note 10, Valero believes that the carrying amounts of its equity method investments as of December 31, 2004 are recoverable.

Impairment and Disposal of Long-Lived Assets
Long-lived assets (excluding goodwill, intangible assets with indefinite lives, investments in 50% or less owned entities, and deferred tax assets) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A long-lived asset is not recoverable if the carrying amount of the long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an asset is not recoverable, an impairment loss is recognized in an amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows. Valero believes that the carrying amounts of its long-lived assets as of December 31, 2004, are recoverable.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which clarifies that the deduction for qualified production activities included in the American Jobs Creation Act of 2004 (the 2004 Act) should be:

•	accounted for as a special deduction in accordance with Statement No. 109, “Accounting for Income Taxes,” and

•	considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary.

The guidance of Staff Position No. FAS 109-1 was effective upon issuance. There was no impact to Valero’s 2004 consolidated financial statements as a result of adoption of Staff Position No. FAS 109-1.

Also in December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which allows an enterprise time beyond the end of the financial reporting period covering the date of enactment to evaluate the effect of the 2004 Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement No. 109. There was no impact to Valero’s 2004 consolidated financial statements as a result of adoption of Staff Position No. FAS 109-2. Valero currently has no plans to repatriate funds under the provisions of the 2004 Act.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 1, 2003, Valero recognized an asset retirement obligation of $30.0 million, which is included in “other long-term liabilities,” and an increase to net property, plant and equipment of $25.8 million. The implementation of Statement No. 143 resulted in a pre-tax loss of $4.2 million, which was included in the consolidated statements of income in “other income (expense), net” versus presentation as a cumulative effect of an accounting change due to immateriality. This asset retirement obligation relates to the removal of underground storage tanks from Valero’s retail sites. Valero also determined at that time that an asset retirement obligation exists related to its refinery assets. However, the fair value of the asset retirement obligation associated with these refinery assets cannot be reasonably estimated since the settlement dates are indeterminate; therefore, no obligation was recorded for these refinery assets. In 2004, Valero voluntarily decided to decommission and remediate certain waste water ponds at one of its refineries, thereby requiring the closure of the ponds in accordance with applicable state law. At the time of this decision, an asset retirement obligation of $15.5 million was recorded in “other long-term liabilities.” For the years ended December 31, 2004 and 2003, the changes in Valero’s asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2004	2003
Balance as of beginning of year	$34.2	$30.0
Additions to accrual	17.4	0.3
Accretion expense	1.6	2.0
Settlements	(1.7)	(1.0)
Changes in timing and amount of estimated cash flows	(11.1)	0.5
Foreign currency translation	0.4	2.4

Balance as of end of year	$40.8	$34.2

The following pro forma financial information summarizes the impact of Statement No. 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002 (in millions, except per share amounts):

	Year Ended
	December 31, 2002
	As Reported	Pro Forma
Operating income	$470.9	$466.7
Net income	91.5	88.9
Earnings per common share	0.43	0.42
Earnings per common share - assuming dilution	0.42	0.41

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation
The functional currencies of Valero’s Canadian and Aruba operations are the Canadian dollar and the Aruban florin, respectively. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rates during the year. Adjustments resulting from this translation are reported in “accumulated other comprehensive income.”

Revenue Recognition
Revenues for products sold by both the refining and retail segments are recorded upon delivery of the products to their customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided.

Revenues include the sales portion of certain buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements. In some cases, to obtain crude oil of a specific grade and quantity for certain of Valero’s refineries, Valero must agree to sell crude oil of a different grade and quantity to its supplier at another location. Valero generally does not have the specific crude oil to satisfy its supplier’s needs and therefore must purchase that crude oil from a third party. Valero sells the crude oil acquired from the third party to its crude oil supplier and recognizes revenue on the sale and cost of sales at that time. Currently, the Emerging Issues Task Force (EITF) is addressing the accounting for linked purchase and sale arrangements in EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Valero will monitor the progress of EITF Issue No. 04-13 to ensure that Valero’s accounting for its linked purchases and sales complies with the EITF’s final consensus opinion. If the final consensus opinion were to require presentation of such linked purchases and sales on a net basis, operating revenues would be reduced and cost of sales would be reduced by an equal amount in Valero’s consolidated statement of income.

Valero enters into refined product exchange transactions to fulfill sales contracts with its customers by accessing refined products in markets where it does not operate its own refinery. These refined product exchanges are accounted for as exchanges of non-monetary assets, and no revenues are recorded on these transactions.

Product Shipping and Handling Costs
Costs incurred for shipping and handling of products are included in “cost of sales” in the consolidated statements of income.

Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as Valero’s own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties of amounts payable by Valero.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. When Valero enters into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge or a trading instrument. For Valero’s economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by Valero for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of “other comprehensive income” and is recorded in income in the same period or periods during which the hedged forecasted transaction affects income. The remaining ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized currently in income. Gains and losses on trading instruments are reflected on a net basis in the consolidated statements of income.

Financial Instruments
Valero’s financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, interest rate swaps, commodity contracts and foreign currency contracts. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets, except for certain long-term debt as discussed in Note 12. The fair value of Valero’s debt, interest rate swaps, commodity contracts and foreign currency contracts was estimated based on year-end quoted market prices.

Earnings per Common Share
Earnings per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the year. Earnings per common share - assuming dilution reflects the potential dilution of Valero’s outstanding stock options and performance awards granted to employees in connection with Valero’s stock compensation plans, as well as the 2% mandatory convertible preferred stock discussed in Note 15 and the PEPS Units prior to the settlement of the related purchase contract obligations as discussed in Note 14.

Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments, minimum pension liability adjustments and gains and losses related to certain derivative instruments.

Stock-Based Compensation
Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as currently permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 was $16.03, $15.29 and $9.55 per stock option, respectively. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.3%	3.1%	2.4%
Expected volatility	41.4%	44.5%	44.5%
Expected dividend yield	0.7%	1.0%	1.1%
Expected life (years)	5.0	4.9	3.1

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the alternative method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table (in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income applicable to common stock, as reported	$1,791.3	$617.2	$91.5
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(16.1)	(16.4)	(13.0)

Pro forma net income applicable to common stock	$1,775.2	$600.8	$78.5

Earnings per common share:
As reported	$7.02	$2.69	$0.43
Pro forma	$6.96	$2.62	$0.37

Net income, as reported	$1,803.8	$621.5	$91.5
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(16.1)	(16.4)	(13.0)

Pro forma net income	$1,787.7	$605.1	$78.5

Earnings per common share — assuming dilution:
As reported	$6.53	$2.55	$0.42
Pro forma	$6.47	$2.48	$0.36

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock-based compensation awards other than fixed stock option awards, the after-tax compensation cost reflected in net income for the years ended December 31, 2004, 2003 and 2002 was $23.5 million, $8.0 million and $9.0 million, respectively.

See “New Accounting Pronouncements” below for a discussion of FASB Statement No. 123 (revised 2004), which requires changes to the accounting for stock-based compensation beginning in 2005.

Pensions and Other Postretirement Benefits
In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for sponsors of postretirement health care plans. Staff Position No. FAS 106-2 is effective for interim or annual financial statements for periods beginning after June 15, 2004, and supersedes the guidance of Staff Position No. FAS 106-1 on the same subject, which allowed employers to defer accounting for the effects of the Act, including the effect of a federal subsidy provided for in the Act. For sponsors of postretirement health care plans that provide prescription drug benefits, Staff Position No. FAS 106-2 requires the sponsor to determine whether those benefits are actuarially equivalent to the Medicare prescription drug benefit, and, if so, to remeasure the postretirement benefit obligation, and the effect of such remeasurement on the net periodic postretirement benefit cost, on a retroactive or prospective basis at the election of the sponsor. Valero concluded that the enactment of the Act did not constitute a significant event under Statement No. 106, and therefore, in lieu of remeasuring plan obligations at the beginning of the third quarter, Valero incorporated the effects of the Act into the regular measurement of plan obligations as of December 31, 2004. See Note 22 for a further discussion of the effect of the Act on Valero.

New Accounting Pronouncements
FASB Statement No. 151
In November 2004, the FASB issued Statement No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material and requires that those items be recognized as current-period charges. Statement No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005, and is not expected to affect Valero’s financial position or results of operations.

FASB Statement No. 153
In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” which addresses the measurement of exchanges of nonmonetary assets. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement No. 153 is not expected to affect Valero’s financial position or results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB Statement No. 123 (revised 2004)
In December 2004, the FASB issued a revision to Statement No. 123, which will become effective for Valero on July 1, 2005. The revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Under the revised Statement No. 123, Valero will transition to the fair-value-based method using a modified prospective application. Under that transition method, compensation cost is recognized commencing on the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.

As permitted by Statement No. 123, Valero currently accounts for share-based payments to employees using Opinion No. 25’s intrinsic value method, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the revised Statement No. 123’s fair value method will reduce Valero’s results of operations, but it will not impact Valero’s overall financial position. The magnitude of the impact of adoption of the revised Statement No. 123 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Valero adopted the revised Statement No. 123 in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in “Stock-Based Compensation” above.

The revised Statement No. 123 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption. While Valero cannot estimate the magnitude of such amounts in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $53.5 million, $15.2 million and $18.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications
Certain previously reported amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. ACQUISITIONS

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The purchase price for the Aruba Acquisition was $465 million plus approximately $168 million for working capital. The working capital amount excludes amounts related to certain refined product inventories owned by a third-party marketing firm under an agreement in existence on the date of acquisition, pursuant to which Valero paid $67.8 million upon termination of the agreement on May 4, 2004. The Aruba Acquisition, the purpose of which was to strengthen Valero’s geographic and product diversification, ensure a more secure supply of intermediate feedstocks and blendstocks to certain of its other refineries, and increase Valero’s potential ability to take advantage of positive heavy sour crude oil fundamentals, was funded with $200 million in existing cash, approximately $27 million in borrowings under Valero’s bank credit facilities and approximately $406 million in net proceeds from the sale of 15.6 million

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of Valero common stock through a public offering discussed in Note 15 under “Common Stock Offerings.” The amount paid to the third-party marketing firm described above was funded through borrowings under Valero’s bank credit facilities. The results of the Aruba Refinery’s operations are non-taxable in Aruba through December 31, 2010.

The purchase price has been preliminarily allocated among the assets acquired and the liabilities assumed at the date of acquisition, based on their fair values as determined by an independent appraisal and other evaluations. The final allocation of the purchase price is pending the resolution of certain employee benefit plan matters. As of December 31, 2004, the purchase price allocation was as follows (in millions):

Current assets	$323.6
Property, plant and equipment	492.5
Current liabilities	(174.6)
Capital lease obligation, less current portion	(3.2)
Other long-term liabilities	(3.6)

Total purchase price	634.7
Less cash acquired	(93.4)

Purchase price, excluding cash acquired	$541.3

St. Charles Acquisition
On July 1, 2003, Valero completed the acquisition of the St. Charles Refinery (St. Charles Acquisition) from Orion Refining Corporation (Orion). Total consideration for the purchase, including various transaction costs incurred and the release of certain escrowed amounts discussed below, was $529.0 million and included the issuance of 10 million shares of mandatory convertible preferred stock with a fair value of $22 per share. The purchase agreement required 844,000 shares of the mandatory convertible preferred stock to be held in escrow pending the satisfaction of certain conditions. The purchase agreement also provided for the assumption of certain environmental and regulatory obligations as well as for potential earn-out payments up to an aggregate of $175 million as discussed in Note 23 under “Contingent Earn-Out Agreements.” As of December 31, 2003, the escrowed shares had been converted to cash, which was held in escrow and reflected in “restricted cash” in the consolidated balance sheet. Through December 31, 2004, Valero paid a total of $17.3 million of the escrowed cash as prescribed by the purchase agreement.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Financial Information
The consolidated statements of income include the results of operations of the St. Charles Acquisition and the Aruba Acquisition commencing on July 1, 2003 and March 5, 2004, respectively. The following unaudited pro forma financial information assumes that the Aruba Acquisition occurred on January 1, 2004 and 2003 and the St. Charles Acquisition occurred on January 1, 2003 and 2002 for the applicable years presented. This pro forma information assumes:

•	15.6 million shares of common stock were sold and approximately $36 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004 and 2003, and

•	10 million shares of mandatory convertible preferred stock were issued in connection with the St. Charles Acquisition on January 1, 2003 and 2002.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Operating revenues	$55,090.0	$41,065.1	$31,043.3
Operating income	2,964.1	1,025.5	332.1
Net income	1,787.4	449.7	1.4
Net income (loss) applicable to common stock	1,774.9	439.2	(9.2)
Earnings (loss) per common share	6.91	1.79	(0.04)
Earnings (loss) per common share - assuming dilution	6.43	1.70	(0.04)

3. RESTRICTED CASH

Restricted cash included the following (in millions):

	December 31,
	2004	2003
Change-in-control payments to be made to former UDS officers and key employees	$21.9	$21.8
Escrowed cash related to St. Charles Acquisition	1.0	18.3
Escrowed cash related to NGL storage facilities acquired from Link Energy LLC	1.6	2.0
Environmental remediation costs	—	1.6

Restricted cash	$24.5	$43.7

During 2004, Valero paid $17.3 million of the escrowed cash related to the St. Charles Acquisition as prescribed in the purchase agreement.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2004	2003
Accounts receivable	$1,835.8	$1,319.9
Notes receivable	4.9	6.2
Other	25.3	27.1

	1,866.0	1,353.2
Allowance for doubtful accounts	(27.3)	(25.5)

Receivables, net	$1,838.7	$1,327.7

The changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
Balance as of beginning of year	$25.5	$23.4	$11.3
Increase in allowance charged to expense	13.2	14.2	14.5
Reclassification of allowance resulting from termination of UDS accounts receivable sales facility	—	—	12.0
Accounts charged against the allowance, net of recoveries	(11.7)	(12.7)	(14.4)
Foreign currency translation	0.3	0.6	—

Balance as of end of year	$27.3	$25.5	$23.4

Valero maintains an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. Under this program, a wholly owned subsidiary of Valero sells an undivided percentage ownership interest in the eligible receivables, without recourse, to third-party financial institutions. Valero remains responsible for servicing the transferred receivables and pays certain fees related to its sale of receivables under the program. Under the facility, Valero retains the residual interest in the designated pool of receivables. This retained interest, which is included in “receivables, net” in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such receivables, (ii) Valero’s collection experience history, and (iii) the composition of the designated pool of trade and credit card accounts receivable that are part of this program, the fair value of Valero’s retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivable sold to the third-party financial institutions under the program.

The costs incurred by Valero related to this facility, as well as a similar facility assumed in the UDS Acquisition that was terminated in October 2002, which were included in “other income (expense), net” in the consolidated statements of income, were $11.7 million, $6.2 million and $6.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Proceeds from collections under these revolving accounts receivable sales facilities of $17.6 billion, $12.4 billion and $8.5 billion for the years ended December 31, 2004, 2003 and 2002, respectively, were reinvested in the programs by the third-party financial institutions.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, the third-party financial institutions’ interests in Valero’s accounts receivable were never in excess of the sales facility limits at any time under these programs. No accounts receivable included in these programs were written off during 2004, 2003 or 2002.

As of December 31, 2004 and 2003, $1.4 billion and $1.1 billion, respectively, of Valero’s accounts receivable comprised the designated pools of trade and credit card accounts receivable included in the program. Of these amounts, $600 million was sold to the third-party financial institutions and the remaining amount was retained by Valero.

5. INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2004	2003
Refinery feedstocks	$877.2	$738.2
Refined products and blendstocks	1,199.8	954.2
Convenience store merchandise	83.7	82.3
Materials and supplies	157.1	138.4

Inventories	$2,317.8	$1,913.1

Refinery feedstock and refined product and blendstock inventory volumes totaled 76.9 million barrels and 67.2 million barrels as of December 31, 2004 and 2003, respectively. There were no liquidations of LIFO inventories during the years ended December 31, 2004 and 2003. A reduction of inventory volumes during 2002 resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The liquidation decreased cost of sales by approximately $39 million in 2002.

As of December 31, 2004 and 2003, the replacement cost of LIFO inventories exceeded their LIFO carrying amounts by approximately $1.2 billion and $666 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, which include capital lease assets, consisted of the following (in millions):

		December 31,
	Estimated Useful Lives	2004	2003
Land		$435.9	$407.6
Crude oil processing facilities	18 - 35 years	9,349.8	7,076.3
Butane processing facilities	30 years	244.5	244.6
Pipeline and terminal facilities	18 - 42 years	15.7	15.4
Retail facilities	2 - 22 years	545.0	445.0
Buildings	10 - 44 years	519.4	375.0
Other	2 - 33 years	446.0	289.1
Construction in progress		739.3	895.1

Property, plant and equipment, at cost		12,295.6	9,748.1
Accumulated depreciation		(1,978.2)	(1,553.0)

Property, plant and equipment, net		$10,317.4	$8,195.1

As of December 31, 2004 and 2003, Valero had crude oil processing facilities, pipeline and terminal facilities, and certain buildings and other equipment under capital leases totaling $8.0 million and $6.1 million, respectively. Accumulated amortization on assets under capital leases was $0.8 million and $0.1 million, respectively, as of December 31, 2004 and 2003.

On February 28, 2003, Valero exercised its option under certain capital leases with El Paso Corporation to purchase the Corpus Christi East Refinery and related refined product logistics business, which had been operated by Valero since June 1, 2001. In connection with the exercise of the purchase option, the original purchase price for the assets was reduced by approximately $5 million to $289.3 million and the lease payment of approximately $5 million due in the first quarter of 2003 was avoided. No gain or loss was recorded on this transaction.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $418.0 million, $340.7 million and $316.3 million, respectively. During 2004, net gains of $12.7 million were recorded on the disposition of various facilities, primarily resulting from a $15.1 million gain on the sale in December 2004 of a pipeline grid system at Mont Belvieu and the tankage and idle MTBE plant at Morgan’s Point for $27 million. During 2003, net gains of $14.6 million were recorded on the disposition of various facilities, primarily resulting from the sale of certain retail stores and Valero’s home heating oil business in the northeastern United States and southern Ontario in Canada.

Valero’s prior headquarters facility consisted of two buildings: One Valero Place (OVP) and Two Valero Place (TVP). In December 2003, Valero’s board of directors authorized the sale of OVP and TVP for $27.3 million. As a result, a $25.8 million impairment charge was recognized in December 2003 to write down the carrying amount of OVP and TVP to their fair values less selling costs. The impairment charge was reflected in “depreciation and amortization expense” in the consolidated statement of income for the year ended December 31, 2003, and was included in the corporate category for segment reporting purposes as shown in

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. On June 30, 2004, Valero completed the sale of both of its prior headquarters buildings for $27.3 million, resulting in no significant gain or loss in 2004.

See Note 23 under “Structured Lease Arrangements” for a discussion of Valero’s purchases during 2003 and 2004 of OVP, TVP, and other property, plant and equipment, which had been leased under structured lease arrangements.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in millions):

	Estimated	December 31, 2004		December 31, 2003
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Cost	Amortization	Cost	Amortization
Intangible assets subject to amortization:
Customer lists	15 years	$93.4	$(18.3)	$85.0	$(11.2)
Canadian retail operations	40 years	129.1	(9.7)	119.4	(6.0)
U.S. retail operations	4 - 20 years	90.8	(35.4)	90.4	(25.7)
Air emission credits	4 - 25 years	55.8	(18.1)	55.8	(12.3)
Royalties and licenses	12 - 25 years	35.4	(12.3)	35.4	(10.6)

Intangible assets subject to amortization		$404.5	$(93.8)	$386.0	$(65.8)

All of Valero’s intangible assets are subject to amortization. Amortization expense for intangible assets was $25.9 million, $28.8 million and $25.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for the years ending December 31, 2005 through 2008 is approximately $26 million per year and for the year ending December 31, 2009 is approximately $21 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL

The changes in the carrying amount of goodwill were as follows (in millions):

	Year Ended December 31,
	2004	2003
Balance as of beginning of year	$2,401.7	$2,580.0
Acquisition earn-out payments not previously accrued (see Note 23)	35.0	50.6
Reclassification of goodwill as a result of Valero ceasing consolidation of Valero L.P. (see Note 9)	—	(177.5)
Settlements and adjustments related to tax contingencies assumed in the UDS Acquisition	(35.5)	(51.4)

Balance as of end of year	$2,401.2	$2,401.7

The settlements and adjustments related to tax contingencies reflected in the table above relate to various income tax contingencies assumed in the UDS Acquisition, the effects of which were recorded as purchase price adjustments.

All of Valero’s goodwill has been allocated among four reporting units that comprise the refining segment. These reporting units are the Gulf Coast, Mid-Continent, Northeast and West Coast refining regions. Valero completed its annual test for impairment of goodwill as of October 1, 2004, 2003 and 2002. Based on the results of the tests, there was no impairment of goodwill.

9. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of December 31, 2002, Valero owned 73.6% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. A wholly owned subsidiary of Valero serves as the general partner of Valero L.P. As of December 31, 2004 and 2003, Valero owned 45.7% of Valero L.P.

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

Subsequent to Valero L.P.’s equity and debt offerings, Valero L.P. redeemed 3.8 million of its common units from Valero for $137.0 million, including $2.9 million representing the redemption of a proportionate amount of Valero’s general partner interest. The proceeds from the redemption are reflected as a reduction to Valero’s investment in Valero L.P. This redemption, combined with the common unit issuance discussed above, reduced Valero’s ownership of Valero L.P. to 49.5% as of March 18, 2003. At the same time, Valero L.P. amended its partnership agreement to reduce the minimum vote required to remove the general partner from

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

66-2/3% to 58% of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero (see discussion below for subsequent revisions to this minimum vote which were effective on March 11, 2004). As a result of the issuance and redemption of Valero L.P. common units and the partnership agreement changes, effective March 18, 2003, Valero ceased consolidation of Valero L.P. and began using the equity method to account for its investment.

Subsequent to the equity and debt offerings and the common unit redemption by Valero L.P. discussed above, Valero contributed to Valero L.P. 58 crude oil and intermediate feedstock storage tanks located at Valero’s Corpus Christi West, Texas City and Benicia Refineries for $200 million. Valero also contributed to Valero L.P. a refined products pipeline system for $150 million. This three-pipeline system connects Valero’s Corpus Christi East, Corpus Christi West and Three Rivers Refineries to markets in Houston, San Antonio and the Texas Rio Grande Valley. The contribution of the storage tank assets and the pipeline system resulted in proceeds in excess of the carrying amounts of the contributed assets of $181.2 million for Valero. Based upon Valero’s continuing equity ownership interest in Valero L.P., $89.7 million of this excess was recorded as a reduction to Valero’s investment in Valero L.P. and is being amortized over the lives of the contributed assets. The remaining $91.5 million was deferred and recorded in “other long-term liabilities” and is being amortized over the life of certain throughput, handling, terminalling and service agreements discussed below, which is approximately 10 years.

No immediate gain was recognized as a result of the transactions discussed above.

In connection with the contribution of the crude oil and intermediate feedstock storage tanks and the three-pipeline system discussed above, Valero entered into certain throughput, handling, terminalling and service agreements with Valero L.P. In addition, Valero has other related-party transactions with Valero L.P. for the use of Valero L.P.’s pipelines, terminals and crude oil storage tank facilities. Under various agreements, Valero has agreed to use Valero L.P.’s pipelines to transport crude oil shipped to and refined products shipped from certain of Valero’s refineries and to use Valero L.P.’s refined product terminals for certain terminalling services. In addition, Valero provides personnel to Valero L.P. to perform operating and maintenance services with respect to certain assets for which Valero receives reimbursement from Valero L.P. Valero has indemnified Valero L.P. for certain environmental liabilities related to assets sold by Valero to Valero L.P. that were known on the date the assets were sold or are discovered within a specified number of years after the assets were sold as a result of events occurring or conditions existing prior to the date of sale. Beginning March 18, 2003, the date Valero ceased consolidating Valero L.P., Valero recognized in “cost of sales” both its costs related to the throughput, handling, terminalling and service agreements with Valero L.P. and the receipt from Valero L.P. of payment for operating and maintenance services provided by Valero to Valero L.P.

Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee (Administrative Fee), which was originally established at $5.2 million. On March 11, 2004, an amendment to the Administrative Fee was approved. Under the amendment, which became effective on April 1, 2004, the new Administrative Fee is equal to the actual cost of Valero’s corporate employees dedicated to Valero L.P. matters plus an annual fee of $1.2 million. The annual fee of $1.2 million will be increased by $1.2 million per year through the expiration of the agreement in July 2008. The annual fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisition, sale or construction of assets. The Administrative Fee is reflected by Valero as a reduction of “general and administrative expenses.” For the years ended December 31, 2004 and 2003, the Administrative Fee charged to Valero L.P. was $9.7 million and $5.2 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 16, 2003, 581,000 additional common units of Valero L.P. were issued as a result of the exercise by the underwriters of a portion of their overallotment option related to the March 18, 2003 common unit issuance, reducing Valero’s ownership interest from 49.5% to 48.2%.

In August 2003, Valero L.P. closed on a public offering of common units, selling 1,236,250 common units to the public at $41.15 per unit, before underwriter’s discount of $1.85 per unit. Net proceeds from this common unit offering, which further reduced Valero’s ownership interest in Valero L.P. to slightly below 46%, were partially used by Valero L.P. to fund its purchase from Valero of the Southlake refined products pipeline for $29.9 million. Valero’s gain on this sale of $2.4 million was deferred and is being recognized over future periods, with $1.2 million recorded as a reduction to Valero’s investment in Valero L.P. and $1.2 million recorded as a deferred credit in “other long-term liabilities.”

Effective March 11, 2004, Valero L.P. amended its partnership agreement as follows:

•	capped the general partner’s distribution, including incentive distributions, at 25% for all distributions in excess of $0.66 per unit per quarter and

•	reduced the minimum vote required to remove the general partner from 58% to a simple majority of Valero L.P.’s outstanding common and subordinated units, excluding the units held by affiliates of Valero.

Proposed Merger
On November 1, 2004, Valero L.P. announced a proposed merger valued at approximately $2.8 billion in which Valero L.P. will acquire Kaneb Services LLC (Kaneb Services) and Kaneb Pipe Line Partners, L.P. (Kaneb Partners). The boards of directors of the respective entities approved the terms of the proposed transaction, and on March 11, 2005, the proposed transaction was approved by the shareholders of Kaneb Services and the unitholders of both Kaneb Partners and Valero L.P. The completion of the proposed merger is subject to customary regulatory approvals.

Valero expects to contribute approximately $28 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P., and Valero’s total ownership interest in Valero L.P., including the 2% general partner interest, is anticipated to be reduced to approximately 23% as a result of the merger.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary Financial Information
Financial information reported by Valero L.P. is summarized below (in millions):

	December 31,
	2004	2003
Current assets	$40.0	$38.2
Property and equipment, net	785.0	765.0
Other long-term assets	32.5	24.4

Total assets	$857.5	$827.6

Current liabilities	$33.6	$31.4
Long-term debt	384.2	353.3
Other long-term liabilities	1.4	4.8

Total liabilities	419.2	389.5
Partners’ equity	438.3	438.1

Total liabilities and partners’ equity	$857.5	$827.6

	Year Ended December 31,
	2004	2003
Revenues	$220.8	$181.5
Operating income	98.0	83.0
Net income	78.4	69.6

As of December 31, 2004 and 2003, Valero’s “receivables, net” included $4.2 million and $9.8 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of December 31, 2004 and 2003, Valero’s “accounts payable” included $19.2 million and $15.8 million, respectively, to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees. The following table summarizes the results of transactions with Valero L.P. (in millions):

	Year Ended December 31,
	2004	2003
Expenses charged by Valero to Valero L.P.	$42.3	$30.3
Fees and expenses charged to Valero by Valero L.P.	217.6	178.6

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004 and 2003, Valero’s investment in Valero L.P. (representing the 2% general partner interest, all of Valero L.P.’s subordinated units and 664,119 (2004) and 679,226 (2003) of Valero L.P.’s common units) reconciles to Valero L.P.’s total partners’ equity as follows (in millions):

	December 31,
	2004	2003
Valero L.P. total partners’ equity	$438.3	$438.1
Equity attributed to publicly held limited partner common interests	(389.6)	(389.0)

Valero’s equity in Valero L.P.	48.7	49.1
Step-up in basis of Valero L.P. resulting from the UDS Acquisition, net (not reflected in Valero L.P.’s financial statements)	301.3	303.9
Excess of proceeds over carrying amount of Valero’s retained interest on assets contributed and sold to Valero L.P., net	(85.4)	(88.5)

Investment in Valero L.P.	$264.6	$264.5

As reflected above, as of December 31, 2004 and 2003, Valero’s investment in Valero L.P. included 664,119 and 679,226 publicly traded common units, respectively, which had an aggregate market value of $39.5 million and $33.8 million, respectively. A quoted market price is not available for Valero’s 2% general partner interest and the subordinated units held by Valero.

10. DEFERRED CHARGES AND OTHER ASSETS

Cameron Highway Oil Pipeline Project
Effective July 10, 2003, Valero and GulfTerra Energy Partners, L.P. (GulfTerra, formerly El Paso Energy Partners, L.P.) each became a 50% interest owner in the Cameron Highway Oil Pipeline Company, a general partnership formed to construct and operate a crude oil pipeline (the Cameron Highway Oil Pipeline Project). Enterprise Product Partners, L.P. and affiliates (Enterprise) have since acquired GulfTerra’s interests in the project. The project involves the construction and operation of a 390-mile crude oil pipeline that is expected to deliver up to 500,000 barrels per day from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. Enterprise will operate the pipeline, which began operations during the first quarter of 2005. Valero’s investment in the Cameron Highway Oil Pipeline Project is accounted for using the equity method and is included in “deferred charges and other assets, net” in the consolidated balance sheet. As of December 31, 2004 and 2003, Valero’s investment in the Cameron Highway Oil Pipeline Project totaled $140.4 million and $106.1 million, respectively.

Investment in Clear Lake Methanol Partners, L.P.
As of December 31, 2004, Valero and Hoechst Celanese Chemical Group, Inc. (Celanese) each held a 50% ownership interest in Clear Lake Methanol Partners, L.P. (Clear Lake), a limited partnership formed in 1994 for the purpose of refurbishing and operating Celanese’s methanol production facility in Clear Lake, Texas. Under the terms of the limited partnership arrangement, Valero and Celanese historically have each provided 50% of the natural gas processed at the facility and have taken 50% of the methanol produced by the facility. In December 2004, Valero secured a more economical supply of methanol from other sources and made the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decision to discontinue its participation in the Clear Lake joint venture beginning in the second half of 2005. As a result, an impairment charge of $57.2 million was recognized in December 2004 to write off the carrying amount of Valero’s equity investment in Clear Lake. The impairment charge was reflected in “other income (expense), net” in the consolidated statement of income for the year ended December 31, 2004. This equity investment was previously included in the refining reporting segment as shown in Note 21. As of December 31, 2004, no additional costs have been accrued by Valero in connection with the termination of its participation in the Clear Lake joint venture. As of December 31, 2004 and 2003, Valero’s investment in the Clear Lake joint venture totaled zero and $60.6 million, respectively.

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

In November 2003, the Tesoro notes were sold to various investors. Valero received net proceeds of $89.6 million. The net book value of the notes at the time of sale was $72.6 million, resulting in a gain of $17.0 million, which was reported in “other income (expense), net” in the consolidated statement of income for the year ended December 31, 2003.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. ACCRUED EXPENSES

Accrued expenses consisted of the following (in millions):

	December 31,
	2004	2003
Accrued employee benefit costs	$149.6	$127.7
Derivative liabilities	142.0	63.1
Accrued interest expense	63.1	60.1
Contingent earn-out payments	50.0	—
Accrued environmental costs	23.1	23.5
Other	91.4	81.2

Accrued expenses	$519.2	$355.6

The increase in accrued employee benefit costs is due mainly to higher bonus accruals as of December 31, 2004 as a result of the increased operating income reported during 2004. The increase in derivative liabilities is related to an increase in unrealized losses on cash flow hedge derivative activity primarily related to forward sales of distillates and associated crude oil purchases. Accrued expenses for contingent earn-out payments resulted from the purchase price allocation for the St. Charles Acquisition as discussed in Notes 2 and 23. Included in other accrued expenses are accruals for capital expenditures, legal and regulatory liabilities, insurance, operating leases and miscellaneous accruals for refining and retail operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DEBT

Long-term debt balances, at stated values, consisted of the following (in millions):

		December 31,
	Maturity	2004	2003
Revolving bank credit facilities:
$750 million five-year revolving bank credit and letter of credit facility	2006	$—	$130.0
$750 million three-year revolving bank credit facility	2006	—	130.0
Industrial revenue bonds:
Tax-exempt Revenue Refunding Bonds:
Series 1997A, 5.45%	2027	24.4	24.4
Series 1997B, 5.40%	2018	32.8	32.8
Series 1997C, 5.40%	2018	32.8	32.8
Series 1997D, 5.125%	2009	8.5	8.5
Tax-exempt Waste Disposal Revenue Bonds:
Series 1997, 5.6%	2031	25.0	25.0
Series 1998, 5.6%	2032	25.0	25.0
Series 1999, 5.7%	2032	25.0	25.0
Series 2001, 6.65%	2032	18.5	18.5
CORE notes, 6.311%	2007	50.0	50.0
3.50% notes	2009	200.0	—
4.75% notes	2013	300.0	300.0
4.75% notes	2014	200.0	—
6.125% notes	2007	272.1	300.0
6.797% notes	2005	13.6	13.6
6.875% notes	2012	750.0	750.0
7.375% notes	2006	259.5	300.0
7.50% notes	2032	750.0	750.0
8.375% notes	2005	200.0	200.0
8.75% notes	2030	200.0	200.0
Medium-term Notes:
7.44% (average rate)	2005	46.0	46.0
8.0%	2005	150.0	150.0
Debentures:
7.25% (non-callable)	2010	25.0	25.0
7.65% (putable July 1, 2006)	2026	100.0	100.0
8.75% (non-callable)	2015	75.0	75.0
Senior Notes:
6.70%	2013	180.0	180.0
6.75% (putable October 15, 2009; callable thereafter)	2037	100.0	100.0
7.20% (callable)	2017	200.0	200.0
7.45% (callable)	2097	100.0	100.0
Other	Various	13.4	13.4
Net unamortized discount (including fair market value adjustments)		(72.6)	(65.9)

Total debt		4,304.0	4,239.1
Less current portion, including unamortized premium of $1.1 and $ -		(410.7)	—

Long-term debt, less current portion		$3,893.3	$4,239.1

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Bank Credit Facilities
As of December 31, 2004 and 2003, Valero had two revolving bank credit facilities which provide for commitments of $750 million for a five-year term and $750 million for a three-year term. Subject to the commitment amounts and terms, Valero’s two revolving bank credit facilities provide for borrowings to be made at various amounts, maturities and interest rates, at the option of Valero. Valero will also be charged various fees and expenses in connection with these facilities, including facility fees and various letter of credit fees. The interest rates and fees under these facilities are subject to adjustment based upon the credit ratings assigned to Valero’s long-term debt. These facilities include certain covenants, including a coverage ratio and a debt-to-capitalization ratio. As of December 31, 2004 and 2003, letters of credit outstanding under these committed facilities totaled $278.9 million and $245.0 million, respectively.

In addition to Valero’s two $750 million revolving bank credit facilities, a Canadian subsidiary of Valero has a committed revolving credit facility under which it may borrow and obtain letters of credit up to Cdn. $115 million. As of December 31, 2004 and 2003, Valero had Cdn. $8.2 million and Cdn. $7.8 million, respectively, of letters of credit outstanding under the Canadian revolving credit facility.

Valero also has various uncommitted short-term bank credit facilities. As of December 31, 2004 and 2003, Valero had no borrowings outstanding under its uncommitted short-term bank credit facilities; however, there were $218.1 million and $256.1 million, respectively, of letters of credit outstanding under such facilities. Valero’s uncommitted credit facilities have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

Other Long-Term Debt
On June 4, 2003, Valero issued $300 million of 4.75% notes due June 15, 2013 under its prior shelf registration statement. Interest is payable semi-annually. The notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds from this offering of $296.8 million were used to redeem $200 million of TOPrS discussed below in Note 14 and $100 million of 8% debentures due 2023. A premium of $3.8 million was paid and expensed in the second quarter of 2003 as a result of the early redemption of the 8% debentures.

In August 2003, $13.6 million of 6.797% notes became outstanding as a result of the cash settlement of certain purchase contract obligations associated with Valero’s PEPS Units. See Note 14 below for a further discussion of the PEPS Units and the resulting $13.6 million of outstanding notes.

On March 22, 2004, Valero issued $200 million of 3.50% Senior Notes due April 1, 2009 and $200 million of 4.75% Senior Notes due April 1, 2014 under its prior shelf registration statement (together, the Notes). Interest is payable on the Notes on April 1 and October 1 of each year beginning October 1, 2004. The Notes are unsecured and are redeemable, in whole or in part, at Valero’s option. The net proceeds from this offering were used to repay borrowings under Valero’s revolving bank credit facilities.

On March 25, 2004, Valero entered into additional interest rate swap contracts with a total notional amount of $200 million to hedge against changes in interest rates. These interest rate swap contracts have the effect of converting the $200 million of 4.75% Senior Notes from fixed rate to floating rate debt.

On March 29, 2004, Valero borrowed $200 million under a five-year term loan, with a maturity date of March 31, 2009 and bearing interest based on Valero’s debt rating. Principal payments were scheduled to

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

begin March 2007 with a $50.0 million principal payment due at that time and semi-annual payments of $37.5 million due thereafter until maturity. Valero used the net proceeds from this borrowing to repay borrowings under its revolving bank credit facilities. In December 2004, Valero repaid the entire outstanding balance of the term loan.

In December 2004, Valero repurchased $40.5 million of the 7.375% notes due in March 2006 and $27.9 million of the 6.125% notes due in April 2007. A premium of $3.7 million was paid and expensed in the fourth quarter of 2004 as a result of the early redemption of these notes. During January 2005, Valero repurchased $39.5 million of its 7.375% notes due in 2006 and $42.1 million of its 6.125% notes due in 2007 at a premium of $4.0 million. In addition, during February 2005, Valero made a scheduled debt repayment of $46.0 million related to its 7.44% medium-term notes.

Valero’s revolving bank credit facilities and other long-term debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

The aggregate stated maturities of long-term debt as of December 31, 2004 were as follows (in millions):

2005	$409.6
2006	259.5
2007	329.0
2008	6.5
2009	208.5
Thereafter	3,163.5
Net unamortized discount and fair value adjustments	(72.6)

Total	$4,304.0

As of December 31, 2004 and 2003, the estimated fair value of Valero’s long-term debt, including current portion, was as follows (in millions):

	December 31,
	2004	2003
Carrying amount	$4,304.0	$4,239.1
Fair value	4,789.5	4,712.4

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2004	2003
Employee benefit plan liabilities	$450.4	$430.6
Environmental liabilities	182.1	198.4
Contingent earn-out payments	125.0	—
Deferred gain on contribution and sale of assets to Valero L.P.	76.0	85.7
Insurance liabilities	80.3	49.0
Unfavorable lease obligations	44.5	54.6
Asset retirement obligations	40.8	34.2
Tax liabilities other than income taxes	32.6	50.4
Other	116.0	112.1

Other long-term liabilities	$1,147.7	$1,015.0

Employee benefit plan liabilities include the long-term obligation for Valero’s pension and other postretirement benefit plans as discussed in Note 22. Environmental liabilities reflect the long-term portion of Valero’s estimated remediation costs for environmental matters as discussed in Note 24. The liability for contingent earn-out payments resulted from the purchase price allocation for the St. Charles Acquisition as discussed in Note 2. Deferred gain reflects the unamortized balance of a portion of the proceeds in excess of the carrying amount of assets contributed and sold by Valero to Valero L.P. as discussed in Note 9. Insurance liabilities reflect reserves established by Valero’s two captive insurance subsidiaries, self-insured liabilities and obligations for losses related to Valero’s participation in certain mutual insurance companies. See Note 1 under “Asset Retirement Obligations” for a discussion of the liability related to asset retirement obligations reflected in the table above. Tax liabilities other than income taxes include long-term liabilities for franchise taxes and excise taxes as well as interest accrued on all tax-related liabilities, including income taxes.

Unfavorable lease obligations reflect the fair value of liabilities assumed in connection with the UDS Acquisition related to lease agreements for retail facilities and vessel charters. In June 2003, Valero purchased certain convenience stores which were subject to structured lease arrangements for approximately $215 million. Approximately $88 million of the payment was recorded as a reduction of the unfavorable lease obligation that was recorded in connection with the UDS Acquisition.

Included in “other” are liabilities for various matters including legal and regulatory liabilities, derivative obligations and various contractual obligations.

14. COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

TOPrS
In conjunction with the UDS Acquisition, Valero assumed $200 million of 8.32% Trust Originated Preferred Securities (TOPrS) (8,000,000 units at $25.00 per unit), which were issued by UDS Capital I (the Trust). Distributions on the TOPrS were cumulative and payable quarterly in arrears if and when the Trust had funds

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available for distribution. In June 2003, the TOPrS were redeemed with proceeds from the issuance of $300 million of 4.75% notes as described in Note 12.

PEPS Units
In June 2000, Valero issued $172.5 million of Premium Equity Participating Securities (PEPS Units) under a shelf registration statement (6,900,000 units at $25.00 per unit). Upon issuance, each PEPS Unit consisted of a trust preferred security issued by VEC Trust I and an associated purchase contract obligating the holder of the PEPS Unit to purchase on August 18, 2003 a number of shares of common stock from Valero for $25 per purchase contract. The number of shares of common stock issuable for each purchase contract was to be determined at a price based on the average price of Valero common stock for the relevant 20-day trading period. Under the original agreement, holders of PEPS Units could settle their purchase contracts by paying cash to Valero or by remarketing their pledged trust preferred securities and using the proceeds from the remarketing to settle the purchase contracts. In accordance with the original agreement, the distribution rate on the trust preferred securities, which was 7.75% on date of issuance, was to be reset on August 18, 2003 based on the price for which the trust preferred securities were remarketed. In accordance with the terms of the trust, on August 12, 2003, Valero dissolved the trust and substituted its senior deferrable notes for the trust preferred securities. As a result, Valero’s senior deferrable notes were scheduled to be remarketed in place of the trust preferred securities, with the interest rate on the senior deferrable notes to be reset on August 18, 2003 based upon the price for which the senior deferrable notes were remarketed.

The remarketing of the senior deferrable notes was scheduled for August 13, 2003. The holders of approximately 6.36 million PEPS Units opted to settle their purchase contract obligations by remarketing the senior deferrable notes (totaling $158.9 million), while holders of approximately 0.54 million PEPS Units elected to settle their purchase contract obligations with cash and retain their senior deferrable notes (totaling $13.6 million) in lieu of participating in the remarketing. On August 13, Valero received notice from the remarketing agent that a failed remarketing (as defined in the prospectus supplement related to the PEPS Units) of the senior deferrable notes was deemed to have occurred. The $158.9 million of senior deferrable notes surrendered to Valero to satisfy the holders’ purchase contract obligations were retained by Valero in full satisfaction of the holders’ obligations under the purchase contracts and were canceled on August 18, 2003. The remaining $13.6 million of senior deferrable notes mature on August 18, 2005 and bear an interest rate of 6.797%. Valero, in turn, issued 9.9 million shares of its common stock at a price of $17.475 per share in settlement of the 6.9 million purchase contracts.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS’ EQUITY

Share Activity
For the years ended December 31, 2004, 2003 and 2002, activity in the number of shares of preferred stock, common stock and treasury stock was as follows (in millions):

	Preferred	Common	Treasury
	Stock	Stock	Stock
Balance as of December 31, 2001	—	216.4	(8.0)
Shares repurchased and shares issued in connection with employee stock plans and other	—	—	5.9

Balance as of December 31, 2002	—	216.4	(2.1)
Sale of common stock	—	12.6	—
Issuance of preferred stock in connection with St. Charles Acquisition	10.0	—	—
Settlement of stock purchase contracts under PEPS Units	—	9.9	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	3.4	0.3

Balance as of December 31, 2003	10.0	242.3	(1.8)
Sale of common stock	—	15.6	—
Shares repurchased and shares issued in connection with employee stock plans and other	—	3.3	(3.9)

Balance as of December 31, 2004	10.0	261.2	(5.7)

2% Mandatory Convertible Preferred Stock
In connection with the acquisition of the St. Charles Refinery from Orion, effective July 1, 2003, Valero issued 10 million shares of 2% mandatory convertible preferred stock. The mandatory convertible preferred stock had a fair value of $22 per share, or an aggregate of $220 million. Of this amount, $21.3 million was attributable to beneficial conversion terms of the preferred stock and was recorded in “additional paid-in capital” in the consolidated balance sheets, with the remaining $198.7 million reflected as “preferred stock.” The resulting $21.3 million preferred stock discount is being amortized as additional preferred stock dividends through June 30, 2006, the day before the mandatory conversion of the preferred stock as discussed below.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Upon automatic conversion of the convertible preferred stock on July 1, 2006, the number of shares of common stock to be received for each share of convertible preferred stock shall be based on the applicable market value of Valero’s common stock, which is two times the average closing price of Valero’s common stock over the 20-day trading period ending on the second trading day prior to July 1, 2006, as follows:

•	1.338 shares if the applicable market value is less than or equal to $37.37;

•	a fractional number of shares having a value of $25 if the applicable market value is between $37.37 and $50.45; or

•	0.991 shares if the applicable market value is greater than $50.45.

Each share of convertible preferred stock is convertible, at the option of the holder, at any time before July 1, 2006 into 0.991 shares of Valero common stock. The number of shares to be received upon conversion of a share of the convertible preferred stock is subject to adjustment upon the occurrence of certain events. During the third quarter of 2003, Valero filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register the mandatory convertible preferred stock and the common stock issuable upon the conversion of the convertible preferred stock. The registration statement was declared effective on October 16, 2003. During January and February of 2005, 927,512 shares of the preferred stock were converted into 919,162 shares of Valero common stock.

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

Common Stock Offerings
On March 28, 2003, Valero sold in a public offering 12.6 million shares of its common stock at a price of $20.125 per share and received net proceeds of $250.3 million. These shares were issued under Valero’s prior shelf registration statement. The proceeds were used for repayment of borrowings under Valero’s revolving bank credit facilities.

On February 5, 2004, Valero sold in a public offering 15.6 million shares of its common stock, which included 2.0 million shares related to an overallotment option exercised by the underwriter, at a price of $26.63 per share and received proceeds, net of underwriter’s discount, commissions and other issuance costs, of $405.8 million. These shares were issued under Valero’s prior shelf registration statement to partially fund the Aruba Acquisition discussed in Note 2.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Split
On July 15, 2004, Valero’s board of directors approved a two-for-one split of Valero’s common stock that was effected in the form of a stock dividend. The stock dividend was distributed on October 7, 2004 to stockholders of record on September 23, 2004. In connection with the stock split, Valero’s shareholders approved on September 13, 2004, an amendment to Valero’s certificate of incorporation to increase the number of authorized common shares from 300 million to 600 million.

All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon conversion of the mandatory convertible preferred stock, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under Valero’s various employee benefit plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

Common Stock Purchases
Valero purchases shares of its common stock in open market transactions to meet its obligations under employee benefit plans. Valero also purchases shares of its common stock from its employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions. During the years ended December 31, 2004, 2003 and 2002, Valero purchased 9.7 million, 3.4 million and 2.1 million shares of its common stock at a cost of $317.4 million, $73.2 million and $45.5 million, respectively.

Cash Dividends
On February 3, 2005, Valero’s board of directors declared a regular quarterly cash dividend of $0.08 per common share payable March 16, 2005 to holders of record at the close of business on February 16, 2005.

Also on February 3, 2005, Valero’s board of directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on March 31, 2005 to holders of record on March 30, 2005.

Accumulated Other Comprehensive Income
Accumulated balances for each component of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign	Minimum	Net Gain	Accumulated
	Currency	Pension	(Loss) On	Other
	Translation	Liability	Cash Flow	Comprehensive
	Adjustment	Adjustment	Hedges	Income (Loss)
Balance as of December 31, 2001	$—	$—	$18.1	$18.1
2002 change	13.2	(14.3)	(18.1)	(19.2)

Balance as of December 31, 2002	13.2	(14.3)	—	(1.1)
2003 change	163.0	4.9	2.8	170.7

Balance as of December 31, 2003	176.2	(9.4)	2.8	169.6
2004 change	110.8	(0.2)	(51.5)	59.1

Balance as of December 31, 2004	$287.0	$(9.6)	$(48.7)	$228.7

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EARNINGS PER SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Earnings per Common Share:
Net income	$1,803.8	$621.5	$91.5
Preferred stock dividends	12.5	4.3	—

Net income applicable to common stock	$1,791.3	$617.2	$91.5

Weighted-average common shares outstanding	255.1	229.7	211.6

Earnings per common share	$7.02	$2.69	$0.43

Earnings per Common Share – Assuming Dilution:
Net income applicable to common equivalent shares	$1,803.8	$621.5	$91.5

Weighted-average common shares outstanding	255.1	229.7	211.6
Effect of dilutive securities:
Stock options	8.1	5.7	5.9
Performance awards and other benefit plans	3.0	2.7	2.5
PEPS Units	—	0.3	0.2
Mandatory convertible preferred stock	9.9	5.6	—

Weighted-average common equivalent shares outstanding	276.1	244.0	220.2

Earnings per common share – assuming dilution	$6.53	$2.55	$0.42

The following table reflects outstanding stock options that were not included in the computation of dilutive securities because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive (in millions):

	Year Ended December 31,
	2004	2003	2002
Stock options	2.7	3.6	0.7

Based on the average market price of Valero’s common stock during January and February of 2005, all stock options outstanding as of December 31, 2004 subsequently have become dilutive.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Decrease (increase) in current assets:
Restricted cash	$19.2	$6.9	$46.3
Receivables, net	(418.9)	262.2	(777.4)
Inventories	(211.1)	(270.0)	20.3
Income taxes receivable	—	—	169.4
Prepaid expenses and other	(2.0)	(4.8)	23.3
Increase (decrease) in current liabilities:
Accounts payable	494.4	415.8	402.9
Accrued expenses	14.8	32.0	(161.1)
Taxes other than income taxes	98.3	(26.7)	39.1
Income taxes payable	207.9	13.8	28.4

Changes in current assets and current liabilities	$202.6	$429.2	$(208.8)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:

•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, short-term debt, and current portion of long-term debt and capital lease obligations;

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the Aruba Acquisition in 2004 and the St. Charles Acquisition in 2003, which are reflected separately in the consolidated statements of cash flows, and the effect of certain noncash investing and financing activities discussed below; and

•	certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the year ended December 31, 2004 included various adjustments to property, plant and equipment and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the Aruba and St. Charles Acquisitions discussed in Note 2 (including recognition of the $175 million of potential earn-out payments related to the St. Charles Acquisition).

Noncash investing and financing activities for the year ended December 31, 2003 included:

•	the issuance of 9.1 million shares of common stock in exchange for the settlement of 6.36 million PEPS Unit purchase contracts under the remarketing election;

•	the issuance of 2% mandatory convertible preferred stock with a fair value of $220 million as partial consideration for the acquisition of the St. Charles Refinery from Orion;

•	the recognition of a $30.0 million asset retirement obligation and associated asset retirement cost in accordance with Statement No. 143; and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	adjustments to property, plant and equipment, goodwill, and certain current and other noncurrent assets and liabilities associated with the change to cease consolidation of Valero L.P. and use the equity method to account for Valero’s investment in Valero L.P. effective March 18, 2003.

Noncash investing activities for the year ended December 31, 2002 included:

•	the adjustment to goodwill and assets held for sale to reflect the difference between estimated and actual proceeds received on the liquidation of the investment in Diamond-Koch and the disposition of the Golden Eagle Business;

•	the receipt of $150 million of notes from Tesoro with an estimated fair value of $58.9 million in connection with the disposition of the Golden Eagle Business; and

•	various adjustments to property, plant and equipment, goodwill and certain current and other noncurrent assets and liabilities resulting from adjustments to the purchase price allocations related to the UDS Acquisition and other acquisitions in 2001.

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Interest paid (net of amount capitalized)	$246.1	$257.0	$262.0
Income taxes paid	359.7	107.0	31.6
Income tax refunds received	8.4	42.9	172.7

18. RISK MANAGEMENT ACTIVITIES

Commodity Price Risk
Valero is exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in its refining operations. To reduce the impact of this price volatility, Valero uses derivative commodity instruments (swaps, futures and options) to manage its exposure to:

•	changes in the fair value of a portion of its refinery feedstock and refined product inventories and a portion of its unrecognized firm commitments to purchase these inventories (fair value hedges);

•	changes in cash flows of certain forecasted transactions such as forecasted feedstock and product purchases, natural gas purchases and refined product sales (cash flow hedges); and

•	price volatility on a portion of its refinery feedstock and refined product inventories and on certain forecasted feedstock and product purchases, refined product sales and natural gas purchases that are not designated as either fair value or cash flow hedges (economic hedges).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Risk
Valero is exposed to exchange rate fluctuations on transactions related to its Canadian operations. To manage its exposure to these exchange rate fluctuations, Valero uses foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments.

Current Period Disclosures
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Fair value hedges	$(0.5)	$4.8	$(1.2)
Cash flow hedges	(9.8)	4.1	29.3

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in “accumulated other comprehensive income” in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. During the year ended December 31, 2004, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $167.3 million on certain cash flow hedges, primarily related to forward sales of distillates and associated crude oil purchases, with $48.7 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of December 31, 2004. Valero expects that all of these losses will be reclassified into income in 2005 as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the years ended December 31, 2004, 2003 and 2002, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

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

19. PREFERRED SHARE PURCHASE RIGHTS

Each outstanding share of Valero’s common stock is accompanied by one preferred share purchase right (Right). With certain exceptions, each Right entitles the registered holder to purchase from Valero .005 of a share of Valero’s Junior Participating Preferred Stock, Series I at a price of $100 per .005 of a share, subject to adjustment for certain recapitalization events.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Rights are transferable only with the common stock until the earlier of:

•	10 days following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of Valero’s common stock,

•	10 business days (or later date as may be determined by Valero’s board of directors) following the initiation of a tender offer or exchange offer that would result in an Acquiring Person having beneficial ownership of 15% or more of Valero’s outstanding common stock (the earlier of these two options being called the Rights Separation Date), or

•	the earlier redemption or expiration of the Rights.

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

At any time after an Acquiring Person acquires beneficial ownership of 15% or more of Valero’s outstanding common stock and prior to the acquisition by the Acquiring Person of 50% or more of Valero’s outstanding common stock, Valero’s board of directors may exchange the Right (other than Rights owned by the Acquiring Person which have become void), at an exchange ratio of one share of common stock, or .005 of a share of Junior Preferred Stock, per Right (subject to adjustment).

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. INCOME TAXES

Components of income tax expense were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Current:
U.S. federal	$361.0	$(28.0)	$(8.2)
U.S. state	40.9	8.0	0.8
Canada	159.0	97.9	64.1
Aruba	0.6	—	—

Total current	561.5	77.9	56.7

Deferred:
U.S. federal	342.6	241.0	24.2
U.S. state	25.7	31.5	3.2
Canada	(23.5)	14.7	(25.9)

Total deferred	344.8	287.2	1.5

Income tax expense	$906.3	$365.1	$58.2

The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense (in millions):

	Year Ended December 31,
	2004	2003	2002
Federal income tax expense at the U.S. statutory rate	$948.5	$345.3	$52.4
U.S. state income tax expense, net of U.S. federal income tax effect	43.3	25.8	2.5
Canadian operations	(10.0)	(8.9)	1.2
Aruba operations	(88.0)	—	—
General business tax credit	(0.2)	—	(0.9)
Other, net	12.7	2.9	3.0

Income tax expense	$906.3	$365.1	$58.2

The Aruba Refinery’s results of operations are non-taxable in Aruba due to a tax holiday granted by the Government of Aruba through December 31, 2010. The tax holiday resulted in increased net income of $5.3 million, or $0.02 per common share – assuming dilution, for the year ended December 31, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before income tax expense from domestic and foreign operations was as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
U.S. operations	$2,041.1	$639.4	$44.0
Canadian operations	415.9	347.2	105.7
Aruba operations	253.1	—	—

Income before income tax expense	$2,710.1	$986.6	$149.7

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2004	2003
Deferred income tax assets:
Tax credit carryforwards	$186.0	$217.3
Net operating losses (NOL)	46.4	162.6
Compensation and employee benefit liabilities	143.9	150.5
Environmental	55.4	62.8
Inventories	63.7	—
Other assets	114.6	89.5

Total deferred income tax assets	610.0	682.7
Less: Valuation allowance	(83.3)	(82.6)

Net deferred income tax assets	526.7	600.1

Deferred income tax liabilities:
Turnarounds	(108.5)	(78.6)
Depreciation	(2,108.3)	(1,753.8)
Lease obligations	—	(105.0)
Inventories	(44.0)	(38.7)
Other	(101.9)	(109.9)

Total deferred income tax liabilities	(2,362.7)	(2,086.0)

Net deferred income tax liabilities	$(1,836.0)	$(1,485.9)

As of December 31, 2004, Valero had the following U.S. federal and state income tax credit and loss carryforwards (in millions):

	Amount	Expiration
Alternative minimum tax credit	$136.1	Indefinite
U.S. state income tax credits	29.4	2005 through 2012
Foreign tax credit	30.7	2006
U.S. state NOL	1,226.0	2005 through 2024

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero has recorded a valuation allowance as of December 31, 2004 and 2003, due to uncertainties related to its ability to utilize some of its deferred income tax assets, primarily consisting of certain state net operating losses, state tax credits and foreign tax credits, before they expire. The valuation allowance is based on Valero’s estimates of taxable income in the various jurisdictions in which it operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2004 is dependent upon Valero’s ability to generate future taxable income in the United States, Canada and Aruba.

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows (in millions):

Income tax benefit in consolidated statement of income	$23.1
Goodwill	58.1
Additional paid-in capital	2.1

Total	$83.3

U.S. federal deferred income taxes and Canadian withholding taxes have not been provided for on the undistributed earnings of Valero’s Canadian and Aruban subsidiaries based on the determination that those earnings will be indefinitely reinvested. As of December 31, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $1.0 billion. If those earnings were not considered indefinitely reinvested, U.S. federal deferred income taxes and Canadian withholding taxes would have been recorded after consideration of foreign tax credits. However, it is not practicable to estimate the amount of additional tax that might be payable on this foreign income if distributed.

Valero’s separate tax years through 1999 and UDS’s tax years through 1994 and for 1998 and 1999 are closed to adjustment by the Internal Revenue Service. UDS’s separate tax years 1995 through 1997, 2000 and 2001 are currently under examination. Valero’s separate tax years 2000 and 2001 are currently under examination. In addition, Valero’s tax years 2002 and 2003 are currently under examination. Valero believes that adequate provisions for income taxes have been reflected in the consolidated financial statements.

21. SEGMENT INFORMATION

Valero has two reportable segments, refining and retail. Valero’s refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities and home heating oil operations. Operations that are not included in either of the two reportable segments are included in the corporate category.

The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Retail	Corporate	Total
	(in millions)
Year ended December 31, 2004:
Operating revenues from external customers	$48,371.2	$6,247.4	$—	$54,618.6
Intersegment revenues	3,782.3	—	—	3,782.3
Depreciation and amortization expense	518.6	57.8	42.0	618.4
Operating income (loss)	3,225.0	175.0	(420.8)	2,979.2
Total expenditures for long-lived assets	1,396.0	166.6	34.9	1,597.5

Year ended December 31, 2003:
Operating revenues from external customers	32,455.0	5,513.6	—	37,968.6
Intersegment revenues	2,957.6	—	—	2,957.6
Depreciation and amortization expense	417.1	39.6	53.8	510.5
Operating income (loss)	1,363.5	211.7	(353.2)	1,222.0
Total expenditures for long-lived assets	998.8	109.0	27.8	1,135.6

Year ended December 31, 2002:
Operating revenues from external customers	23,858.0	5,189.9	—	29,047.9
Intersegment revenues	2,586.5	—	—	2,586.5
Depreciation and amortization expense	388.3	43.1	17.9	449.3
Operating income (loss)	618.7	128.5	(276.3)	470.9
Total expenditures for long-lived assets	648.0	111.9	24.2	784.1

Valero’s principal products include conventional, reformulated and CARB gasolines, low-sulfur diesel, and oxygenates and other gasoline blendstocks. Valero also produces a substantial slate of middle distillates, jet fuel and petrochemicals, in addition to lube oils and asphalt. All revenues related to crude oil buy/sell arrangements have been included in the refining segment in the “other product revenues” line in the table below. Operating revenues from external customers for Valero’s principal products for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Refining:
Gasolines and blendstocks	$21,984.2	$15,704.5	$11,376.3
Distillates	12,874.3	7,851.0	5,378.4
Petrochemicals	1,635.9	904.6	462.9
Lubes and asphalts	1,156.1	1,046.4	888.9
Other product revenues	10,720.7	6,948.5	5,751.5

Total refining operating revenues	48,371.2	32,455.0	23,858.0

Retail:
Fuel sales (gasoline and diesel)	4,836.9	4,068.9	3,677.6
Merchandise sales and other	1,208.6	1,205.0	1,318.1
Home heating oil	201.9	239.7	194.2

Total retail operating revenues	6,247.4	5,513.6	5,189.9

Consolidated operating revenues	$54,618.6	$37,968.6	$29,047.9

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating revenues by geographic area for the years ended December 31, 2004, 2003 and 2002 are shown in the table below (in millions). The geographic area is based on location of customer.

	Year ended December 31,
	2004	2003	2002
United States	$47,471.6	$33,060.7	$25,357.7
Canada	5,290.8	4,319.9	2,984.2
Other foreign countries	1,856.2	588.0	706.0

Consolidated operating revenues	$54,618.6	$37,968.6	$29,047.9

For the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 10% of Valero’s consolidated operating revenues.

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2004	2003
United States	$8,923.6	$7,425.5
Canada	1,578.1	1,328.1
Aruba	512.7	—

Consolidated long-lived assets	$11,014.4	$8,753.6

Total assets by reportable segment were as follows (in millions):

	December 31,
	2004	2003
Refining	$16,068.0	$13,013.1
Retail	1,706.0	1,548.2
Corporate	1,617.6	1,102.9

Total consolidated assets	$19,391.6	$15,664.2

The entire balance of goodwill as of December 31, 2004 and 2003 has been included in the total assets of the refining reportable segment.

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

As discussed in Note 1 under “Pensions and Other Postretirement Benefits,” the FASB has provided guidance on accounting for the effects of the Act for sponsors of postretirement health care plans. Valero incorporated the effects of the Act into the regular measurement of plan obligations as of December 31, 2004, which resulted in a $15.4 million reduction in the accumulated postretirement benefit obligation as of December 31, 2004 and a $1.8 million reduction in the estimated net periodic postretirement benefit cost for 2005.

Valero uses December 31 as the measurement date for its Pension Plans and other postretirement benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in Valero’s consolidated balance sheets for Valero’s Pension Plans and other postretirement benefit plans as of and for the years ended December 31 were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$800.1	$717.3	$258.5	$293.8
Service cost	55.1	48.6	7.5	11.6
Interest cost	48.7	45.3	15.8	19.0
Acquisitions	—	—	—	3.4
Participant contributions	—	—	3.6	2.2
Plan amendments	2.6	—	—	(107.3)
Special termination benefits	—	1.4	—	—
Benefits paid	(36.9)	(42.9)	(12.7)	(14.0)
Actuarial loss	74.2	30.4	8.9	46.0
Foreign currency exchange rate changes	—	—	1.8	3.8

Benefit obligation at end of year	$943.8	$800.1	$283.4	$258.5

Change in plan assets:
Fair value of plan assets at beginning of year	$471.8	$380.8	$—	$—
Actual return on plan assets	93.5	89.3	—	—
Valero contributions	77.0	123.3	9.1	11.8
Participant contributions	—	—	3.6	2.2
Benefits paid and other	(36.9)	(121.6)	(12.7)	(14.0)

Fair value of plan assets at end of year	$605.4	$471.8	$—	$—

Reconciliation of funded status:
Fair value of plan assets at end of year	$605.4	$471.8	$—	$—
Less: Benefit obligation at end of year	943.8	800.1	283.4	258.5

Funded status at end of year	(338.4)	(328.3)	(283.4)	(258.5)
Unrecognized net loss	175.0	157.5	142.6	140.4
Unrecognized prior service cost	29.3	29.3	(87.8)	(94.8)
Unrecognized net transition asset	—	(0.2)	—	—

Accrued benefit cost	$(134.1)	$(141.7)	$(228.6)	$(212.9)

Amounts recognized in the consolidated balance sheets:
Intangible asset	$5.9	$12.3	$—	$—
Accrued benefit liability	(154.8)	(168.5)	(228.6)	(212.9)
Accumulated other comprehensive loss	14.8	14.5	—	—

Accrued benefit cost	$(134.1)	$(141.7)	$(228.6)	$(212.9)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004 and 2003, the accumulated benefit obligation for each of Valero’s Pension Plans was in excess of plan assets. The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Valero’s Pension Plans were as follows (in millions):

	December 31,
	2004	2003
Projected benefit obligation	$943.8	$800.1
Accumulated benefit obligation	744.3	640.3
Fair value of plan assets	605.4	471.8

The percentage of fair value of plan assets by asset category for the Qualified Plans as of December 31, 2004 and 2003 are shown below. There are no plan assets for other postretirement benefit plans.

	December 31,
	2004	2003
Equity securities	61%	58%
Mutual funds	16	19
Corporate debt securities	11	13
Government securities	6	4
Insurance contracts	3	3
Money market funds	3	3

Total	100%	100%

Equity securities in the Qualified Plans include Valero common stock in the amounts of approximately $94 million (16% of total Qualified Plan assets) and $48 million (10% of total Qualified Plan assets) as of December 31, 2004 and 2003, respectively.

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

Although Valero has no minimum required contributions to its Qualified Plans during 2005 under the Employee Retirement Income Security Act, Valero expects to contribute $60 million to its Qualified Plans during 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which reflect expected future service and anticipated Medicare subsidy, as appropriate, are expected to be paid for the years ending December 31 (in millions):

	Pension	Other	Health Care
	Benefits	Benefits	Subsidy Receipts
2005	$32.0	$11.9	$—
2006	38.6	13.1	(0.7)
2007	41.4	14.6	(0.8)
2008	45.6	16.0	(0.8)
2009	49.9	17.5	(0.9)
Years 2010-2014	341.0	109.6	(5.2)

The components of net periodic benefit cost were as follows for the years ended December 31 (in millions):

				Other Postretirement
	Pension Plans			Benefit Plans
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$55.1	$48.6	$41.0	$7.5	$11.6	$8.7
Interest cost	48.7	45.3	44.0	15.8	19.0	16.3
Expected return on plan assets	(41.4)	(37.5)	(37.2)	—	—	—
Amortization of:
Transition asset	(0.2)	(0.2)	(0.1)	—	—	—
Prior service cost	2.5	2.7	2.9	(7.0)	1.5	1.2
Net loss	4.7	3.6	1.9	7.2	4.6	2.8
Other	—	1.4	—	—	—	—

Net periodic benefit cost	$69.4	$63.9	$52.5	$23.5	$36.7	$29.0

Amortization of prior service cost shown in the above table is based on the average remaining service period of employees expected to receive benefits under the plan.

The pre-tax increase (decrease) in the additional minimum pension liability which was recognized in “other comprehensive income (loss)” was $0.3 million, $(7.5) million and $22.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The weighted-average assumptions used to determine the benefit obligations as of December 31, 2004 and 2003 were as follows:

			Other Postretirement
	Pension Plans		Benefit Plans
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.9%	4.8%	—	—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2004 and 2003 were as follows:

			Other Postretirement
	Pension Plans		Benefit Plans
	2004	2003	2004	2003
Discount rate	6.25%	6.5%	6.25%	6.5%
Expected long-term rate of return on plan assets	8.5%	8.5%	—	—
Rate of compensation increase	4.8%	4.8%	—	—

The assumed health care cost trend rates as of December 31, 2004 and 2003 were as follows:

Health care cost trend rate assumed for next year	10.0%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.25%
Year that the rate reaches the ultimate trend rate	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.1	$(0.9)
Effect on accumulated postretirement benefit obligation	15.0	(12.9)

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

Thrift Plan participants can make basic contributions from 2% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. During 2002 and 2003, the maximum match by Valero was 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation, with the exception of the period from January 1, 2002 through February 1, 2002 during which employer contributions were equal to 100% of employee contributions up to 8%. Effective December 31, 2003, the Thrift Plan was amended to exclude cash bonuses payable for periods after December 31, 2002, from the participant’s total annual compensation for purposes of calculating Valero’s matching contribution.

Valero’s contributions to the Thrift Plan for the years ended December 31, 2004, 2003 and 2002 were $26.6 million, $24.0 million and $20.9 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero Savings Plan
In connection with the UDS Acquisition, Valero became the plan sponsor of the Valero Savings Plan (Savings Plan, formerly the UDS 401(k) Retirement Savings Plan). The Savings Plan is a defined contribution plan that previously covered all eligible employees of UDS. Under the Savings Plan, participants can contribute from 1% to 30% of their compensation. Valero contributes $0.60 for every $1.00 of the participant’s contribution up to 6% of compensation. Effective January 1, 2002, the company matching contributions for certain non-store employees of UDS was changed to 75% of up to 8% of employee contributions. Effective April 1, 2002, certain non-store employees of UDS were no longer eligible to participate in the Savings Plan, but became eligible to participate in the Valero Energy Corporation Thrift Plan.

Valero’s contributions to the Savings Plan for the years ended December 31, 2004, 2003 and 2002 were $4.7 million, $4.4 million and $7.6 million, respectively.

Stock Compensation Plans
Valero has various fixed and performance-based stock compensation plans, which are summarized as follows:

•	The 2001 Executive Stock Incentive Plan (the ESIP) authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by Valero’s compensation committee. As of December 31, 2004, a total of 1,733,592 shares of Valero common stock remained available to be awarded under the ESIP.

•	Valero formerly maintained its Executive Incentive Bonus Plan to provide bonus compensation to key employees based on individual contributions to company profitability. Bonuses were payable either in cash, Valero common stock, or both. Effective with the issuance of certain new rules by the New York Stock Exchange in June 2003 which prohibit the issuance of shares under plans that are not approved by a company’s shareholders, no additional shares of Valero common stock have been or will be issued under this plan.

•	A non-employee director stock option plan provides non-employee directors of Valero automatic grants of stock options to purchase Valero’s common stock upon their election to Valero’s board of directors and annual grants of stock options upon their continued service on the board. As of December 31, 2004, a total of 165,000 shares of Valero common stock remained available for issuance under this plan.

•	A restricted stock plan for non-employee directors provides non-employee directors, upon their election to the board of directors, a grant of Valero’s common stock valued at $45,000 that vests in three equal annual installments, with similar grants issued after full vesting of prior grants. As of December 31, 2004, a total of 144,032 shares of Valero common stock remained available to be awarded under this plan.

•	The 2003 Employee Stock Incentive Plan authorizes the grant of various stock and stock-related awards to employees and prospective employees. Awards include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock which vests over a period determined by Valero’s compensation committee. As of December 31, 2004, a total of 4,260,044 shares of Valero common stock remained available to be awarded under this plan.

•	Valero GP, LLC’s 2000 Long-Term Incentive Plan, 2002 Unit Option Plan and 2003 Employee Unit Incentive Plan provide for grants of restricted common units of Valero L.P. and/or options to purchase common units of Valero L.P. These restricted common unit and option awards vest over a period

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined by Valero GP, LLC’s compensation committee. As of December 31, 2004, a total of 80,107, 14,875 and 446,305 of Valero L.P. common units remained available to be awarded under the 2000 Long-Term Incentive Plan, 2002 Unit Option Plan and 2003 Employee Unit Incentive Plan, respectively.

The number and weighted-average grant-date fair value of shares of Valero common stock granted under the above-noted plans (other than shares related to stock options which are presented in a separate table below) during the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Grant-Date	Shares	Grant-Date	Shares	Grant-Date
	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value
ESIP:
Restricted stock	89,160	$41.84	164,980	$19.46	9,000	$18.99
Performance awards	254,600	49.57	418,000	17.98	374,400	20.22
Executive Incentive Bonus Plan	—	—	148,314	18.03	238,898	20.70
Non-employee director restricted stock plan	4,680	32.07	5,552	18.89	4,380	20.56
Employee Stock Incentive Plan	257,350	42.60	263,880	19.66	—	—

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

	Number of	Weighted-Average
	Stock Options	Exercise Price
Outstanding as of December 31, 2001	29,848,248	$12.36
Granted	4,720,684	15.27
Exercised	(5,041,528)	10.33
Forfeited	(162,596)	16.67

Outstanding as of December 31, 2002	29,364,808	13.15
Granted	3,535,910	19.72
Exercised	(5,109,226)	11.90
Forfeited	(107,634)	15.63

Outstanding as of December 31, 2003	27,683,858	14.21
Granted	2,797,020	42.08
Exercised	(8,137,877)	12.54
Forfeited	(127,572)	18.94

Outstanding as of December 31, 2004	22,215,429	18.30

Stock options exercisable as of December 31:
2002	20,359,862	$12.01
2003	19,684,072	12.85
2004	15,244,366	14.02

The following table summarizes information about stock options outstanding under the ESIP, the stock option plan, the non-employee director stock option plan and the 2003 Employee Stock Incentive Plan as of December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted-
		Average			Weighted-
Range of	Number	Remaining Life	Weighted-Average	Number	Average
Exercise Price	Outstanding	In Years	Exercise Price	Exercisable	Exercise Price
$5.73 - $9.62	554,544	3.3	$8.63	554,544	$8.63
$10.11 - $14.47	7,554,745	4.0	11.78	7,554,045	11.78
$15.03 - $19.91	11,048,426	7.5	17.16	7,004,433	16.66
$20.10 - $24.74	279,078	8.0	21.89	95,394	21.76
$25.10 - $29.90	41,436	9.1	28.45	—	—
$30.00 - $34.88	71,242	9.4	32.07	35,000	32.07
$35.08 - $38.99	35,722	9.6	36.96	—	—
$42.33 - $45.20	2,630,236	9.8	42.71	950	42.71

$5.73 - $45.20	22,215,429	6.5	18.30	15,244,366	14.02

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

As of December 31, 2004, Valero’s future minimum rental payments and minimum rentals to be received under subleases for leases having initial or remaining noncancelable lease terms in excess of one year were as reflected in the following table (in millions).

	Operating	Capital
	Leases	Leases
2005	$195.8	$1.5
2006	169.0	1.5
2007	147.1	1.5
2008	121.2	1.5
2009	87.0	1.5
Remainder	196.4	3.7

Total minimum rental payments	916.5	11.2
Less minimum rentals to be received under subleases	(17.1)	—

Net minimum rental payments	$899.4	11.2

Less interest expense		(2.4)

Capital lease obligations		$8.8

Consolidated rental expense for all operating leases was as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Minimum rental expense	$319.5	$256.5	$218.5
Contingent rental expense	19.1	16.8	12.4

Total rental expense	338.6	273.3	230.9
Less sublease rental income	(4.3)	(4.0)	(3.4)

Net rental expense	$334.3	$269.3	$227.5

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Structured Lease Arrangements
During 2002, 2003 and the early part of 2004, Valero had various long-term operating lease commitments that were funded through structured lease arrangements with non-consolidated third party entities (the lessors). These leases were for land, office facilities and equipment, retail facilities and equipment, dock facilities, transportation equipment, and various facilities and equipment used in the production of refined products. The lessors constructed or purchased the related assets and then leased them to Valero. The assets held by these lessors were funded through equity contributions of the lessors ranging from 3% to 5% of the fair market value of the asset and borrowings from various financial institutions. Neither Valero, its affiliates nor any related parties held any interest in these lessors. For each lease, Valero had the option to purchase the leased assets at any time during the lease term for a price that approximated fair value.

In the second quarter of 2003, Valero purchased TVP and certain convenience stores, which were subject to structured lease arrangements, for approximately $23 million and $215 million, respectively. Of the payment for the convenience stores, approximately $127 million was recorded as an increase to “property, plant and equipment” and approximately $88 million reduced an unfavorable lease obligation that was recorded in conjunction with the UDS Acquisition. In December 2003, Valero purchased OVP for $34 million.

In March 2004, Valero exercised its option to purchase the leased properties under each of its four remaining structured lease arrangements, and these leased properties, which totaled $567.1 million, were purchased through borrowings under Valero’s existing bank credit facilities.

Other Commitments
Valero has various purchase obligations under certain industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements and various throughput and terminalling agreements. Valero enters into these contracts to ensure an adequate supply of utilities, feedstock and storage to operate its refineries. Many of Valero’s purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on Valero’s usage requirements. The purchase obligations reflected below include both short-term and long-term obligations as of December 31, 2004, and are based on minimum quantities to be purchased and/or estimated prices to be paid under the agreements based on current market conditions. These purchase obligations are not reflected in the consolidated balance sheets.

Estimated future annual purchase obligations as of December 31, 2004 were as follows (in millions):

2005	$8,582.1
2006	1,646.3
2007	1,169.1
2008	1,068.8
2009	1,049.4
Remainder	1,009.8

Estimated future purchase obligations	$14,525.5

Accounts Receivable Sales Facility
As discussed in Note 4, as of December 31, 2004, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivables, which matures in October 2005. As of December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro, which totaled approximately $34 million as of December 31, 2004. This lease expires in 2010. Valero was not required to, and did not, make any payments under this guarantee for the years ended December 31, 2004, 2003 and 2002.

Contingent Earn-Out Agreements
In connection with Valero’s acquisitions of the St. Charles Refinery in 2003, the Paulsboro Refinery in 1998 and Basis Petroleum, Inc. in 1997, the sellers are entitled to receive payments in any of the seven, five and ten years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. The following table summarizes the payments made and payment limitations for these acquisitions (in millions):

	St. Charles	Paulsboro	Basis
	Refinery	Refinery	Petroleum, Inc.
Payments made during the year ended December 31:
2002	$—	$—	$23.9
2003	—	15.6	35.0
2004	—	N/A	35.0
Aggregate payments made through 2004	—	35.6	139.2
Annual maximum limit	50.0	N/A	35.0
Aggregate limit	175.0	N/A	200.0

No future earn-out payments related to the acquisition of the Paulsboro Refinery will be due as the term of the earn-out arrangement expired in September 2003.

For the acquisitions of the Paulsboro Refinery and Basis Petroleum, Inc., Valero accounts for payments under these arrangements as an additional cost of the respective acquisition when the payments are made. As of December 31, 2004, $59.3 million of the aggregate earn-out payments related to these acquisitions had been attributed to “property, plant and equipment” and is being depreciated over the remaining lives of the assets to which the additional cost was allocated and $115.5 million had been attributed to “goodwill” and is not being amortized.

As discussed in Note 2, a liability for the aggregate limit of potential earn-out payments totaling $175 million related to the St. Charles Acquisition was accrued as of December 31, 2004. The offsetting amount is reflected in “property, plant and equipment” and is being depreciated over the remaining lives of the assets to which the cost was allocated as part of the purchase price allocation. In January 2005, Valero made an earn-out payment of $50.0 million related to the St. Charles Acquisition.

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

The balance of and changes in the accruals for environmental matters, which are principally included in “other long-term liabilities” described in Note 13, were as follows (in millions):

	December 31,
	2004	2003	2002
Balance as of beginning of year	$221.9	$222.0	$170.8
UDS Acquisition	—	—	60.2
Acquisition of St. Charles Refinery	(9.1)	20.8	—
Additions to accrual, net	22.8	6.7	19.1
Payments, net of third-party recoveries	(32.7)	(32.0)	(28.1)
Foreign currency translation	2.3	4.4	—

Balance as of end of year	$205.2	$221.9	$222.0

The balance of accruals for environmental matters are included in the consolidated balance sheet as follows (in millions):

	December 31,
	2004	2003
Accrued expenses	$23.1	$23.5
Other long-term liabilities	182.1	198.4

Accruals for environmental matters	$205.2	$221.9

In connection with its various acquisitions, Valero assumed several environmental liabilities including, but not limited to, certain remediation obligations, site restoration costs and certain liabilities relating to soil and groundwater remediation. The additional accrual related to the UDS Acquisition in 2002 was primarily to conform the assessment of environmental liabilities resulting from the UDS Acquisition by utilizing the same 20-year time period over which environmental liabilities are determined under Valero’s policy.

Valero believes that it has adequately provided for its environmental exposures with the accruals referred to above. These liabilities have not been reduced by potential future recoveries from third parties. Environmental liabilities are difficult to assess and estimate due to unknown factors such as the timing and extent of remediation, the determination of Valero’s obligation in proportion to other parties, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future.

In 2000, the U.S. Environmental Protection Agency (EPA) issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request, and it has not been named in any enforcement proceeding by the EPA. Several other refiners, however, have either reached global settlements with the EPA regarding this enforcement initiative or have been subject to enforcement proceedings by the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EPA. Valero believes that it will be able to reach a settlement with the EPA during 2005 applicable to all of its U.S. refineries. Valero expects to incur penalties and related expenses in connection with a potential settlement, but Valero believes that any settlement penalties will be immaterial to its consolidated results of operations and financial position. In addition, Valero expects that a settlement of this matter will require significant capital improvements or changes in operating parameters, or both, at most of Valero’s refineries. However, Valero expects that most of the required capital improvements or changes in operating parameters will be consistent with many of Valero’s existing or forecasted strategic capital projects or emission reduction projects already planned for the next several years.

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

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against future '393 or '126 patent enforcement activity by Unocal against any person or entity with respect to gasoline to be sold in California. The trial for the FTC’s antitrust charges against Unocal began before an administrative law judge (ALJ) on October 19, 2004. Closing arguments are expected to occur in May 2005, with an initial decision from the ALJ expected in mid to late June 2005. The ALJ’s decision will likely be appealed to the full Commission.

In addition to the FTC proceedings, the '393 and '126 patents are being reexamined by the PTO. The PTO has issued notices of rejection of all claims of each of these patents. These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or the court of appeals. Ultimate invalidation would preclude Unocal from pursuing claims based on the '393 or '126 patents.

Unocal’s patent lawsuit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material effect on Valero’s results of operations and financial position. An estimate of the possible loss or range of loss from such an adverse result cannot reasonably be made.

MTBE Litigation
As of February 28, 2005, Valero was named as a defendant in 63 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liable for manufacturing or distributing a defective product. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. All but one of these cases have been removed to federal court by the defendants and have been, or soon will be, consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York. Four of these cases have been selected by the court as focus cases for discovery and pre-trial motions. Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases. Valero believes that it has strong defenses to these claims and is vigorously defending the cases. Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position. An estimate of the possible losses or range of losses from an adverse result in all or substantially all of these cases cannot reasonably be made.

Other
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Valero’s results of operations by quarter for the years ended December 31, 2004 and 2003 were as follows (in millions, except per share amounts):

	2004 Quarter Ended (a)
	March 31	June 30	September 30	December 31(b)
Operating revenues	$11,081.5	$13,807.6	$14,339.3	$15,390.2
Operating income	437.2	1,033.6	699.5	808.9
Net income	248.1	632.7	434.5	488.5
Earnings per common share	0.97	2.45	1.69	1.89
Earnings per common share – assuming dilution	0.91	2.28	1.57	1.76

	2003 Quarter Ended (c)
	March 31	June 30	September 30	December 31
Operating revenues	$9,693.1	$8,843.8	$9,922.3	$9,509.4
Operating income	358.1	274.4	357.4	232.1
Net income	170.4	128.4	191.1	131.6
Earnings per common share	0.79	0.56	0.81	0.53
Earnings per common share – assuming dilution	0.76	0.54	0.75	0.50

(a)	Includes the operations related to the Aruba Acquisition beginning March 5, 2004.

(b)	Includes a $57.2 million pre-tax impairment charge related to Valero’s investment in Clear Lake Methanol Partners, L.P.

(c)	Includes the operations of the St. Charles Refinery beginning July 1, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Valero’s management has evaluated, with the participation of Valero’s principal executive and principal financial officers, the effectiveness of Valero’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero’s disclosure controls and procedures were effective as of December 31, 2004 in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting.

     (a) Management’s Report on Internal Control over Financial Reporting.

The management report on internal control over financial reporting required by Item 9A appears on page 55 of this report on Form 10-K, and is incorporated herein by reference.

     (b) Attestation Report of the Independent Registered Public Accounting Firm.

The report of KPMG LLP on management’s assessment of Valero’s internal control over financial reporting begins on page 57 of this report on Form 10-K.

     (c) Changes in Internal Control over Financial Reporting.

There has been no change in Valero’s internal control over financial reporting that occurred during Valero’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10-14.

The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to Valero’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which Valero will file with the SEC before April 30, 2005. Certain information required by Item 401 of Regulation S-K concerning Valero’s executive officers appears in Part I of this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

2.01	—	Stock Purchase Agreement (Refinery) dated February 4, 2004 among Coastal Stock Company Limited, Coastal Cayman Finance Ltd., Coastal Austral Ltd., Coastal TDF Ltd. and Valero Aruba Acquisition Company I, Ltd. — incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated March 5, 2004, and filed March 9, 2004.

2.02	—	Stock Purchase Agreement (Coker) effective as of February 4, 2004 between Coscol Petroleum Corporation and Valero Aruba Acquisition Company I, Ltd. — incorporated by reference to Exhibit 2.2 to Valero’s Current Report on Form 8-K dated March 5, 2004, and filed March 9, 2004.

2.03	—	Purchase and Sale Agreement dated as of May 13, 2003 among Orion Refining Corporation, Valero Energy Corporation and Valero Refining-New Orleans, L.L.C., as amended by the First Amendment to the Purchase and Sale Agreement dated as of June 13, 2003, and by the Second Amendment to the Purchase and Sale Agreement dated as of July 1, 2003 — incorporated by reference to Exhibit 2.1 to Valero’s Registration Statement on Form S-3 (file no. 333-106949) filed July 11, 2003.

2.04	—	First Amendment dated February 28, 2003 between El Paso Merchant Energy-Petroleum Company (formerly known as Coastal Refining & Marketing, Inc.) and Valero Refining-Texas, L.P. (successor-by-conversion to Valero Refining Company-Texas) to Refinery Lease Agreement dated May 25, 2001 — incorporated by reference to Exhibit 2.6 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.05	—	Refinery Lease Agreement dated May 25, 2001 between Coastal Refining & Marketing, Inc. and Valero Refining Company-Texas — incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.06	—	First Amendment dated February 28, 2003 among Coastal Liquids Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company to Pipeline and Terminal Lease Agreement dated May 25, 2001 — incorporated by reference to Exhibit 2.8 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.07	—	Pipeline and Terminal Lease Agreement dated May 25, 2001 among Coastal Liquids Partners, L.P.; Valero Marketing and Supply Company; and Valero Pipeline Company — incorporated by reference to Exhibit 10.17 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.08	—	Sale and Purchase Agreement for Golden Eagle Refining and Marketing Assets, dated February 4, 2002, between Ultramar Inc. and Tesoro Refining and Marketing Company, including First Amendment dated February 20, 2002 — incorporated by reference to Exhibit 2.2 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.09	—	Agreement and Plan of Merger, dated as of May 6, 2001, by and among Valero Energy Corporation and Ultramar Diamond Shamrock Corporation — incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated May 6, 2001, and filed May 10, 2001.

3.01	—	Amended and Restated Certificate of Incorporation of Valero Energy Corporation, formerly known as Valero Refining and Marketing Company — incorporated by reference to Exhibit 3.1 to Valero’s Registration Statement on Form S-1 (file no. 333-27013) filed May 13, 1997.

3.02	—	Certificate of Amendment (dated July 31, 1997) to Restated Certificate of Incorporation of Valero Energy Corporation — incorporated by reference to Exhibit 3.02 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.03	—	Certificate of Merger of Ultramar Diamond Shamrock Corporation with and into Valero Energy Corporation dated December 31, 2001 — incorporated by reference to Exhibit 3.03 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.04	—	Amendment (dated December 31, 2001) to Restated Certificate of Incorporation of Valero Energy Corporation — incorporated by reference to Exhibit 3.1 to Valero’s Current Report on Form 8-K dated December 31, 2001, and filed January 11, 2002.

3.05	—	Second Certificate of Amendment (dated September 17, 2004) to Restated Certificate of Incorporation of Valero Energy Corporation — incorporated by reference to Exhibit 3.04 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

3.06	—	Amended and Restated Bylaws of Valero Energy Corporation (amended and restated as of April 29, 2004) — incorporated by reference to Exhibit 3.1 to Valero’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

4.01	—	Rights Agreement dated July 17, 1997 between Valero Refining and Marketing Company and Harris Trust and Savings Bank, as Rights Agent — incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-8 (file no. 333-31709), filed July 21, 1997.

4.02	—	Amendment (No. 1), dated as of June 30, 2000, to Rights Agreement between Valero Energy Corporation (formerly known as Valero Refining and Marketing Company), Harris Trust and Savings Bank, and Computershare Investor Services, LLC, as Rights Agent — incorporated by reference to Exhibit 4.02 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.03	—	Amendment No. 1 [sic], dated as of May 4, 2001, to Rights Agreement between Valero Energy Corporation and Computershare Investor Services, LLC, as Rights Agent — incorporated by reference to Exhibit 4.4 to Valero’s Registration Statement on Form 8-A/A filed May 10, 2001.

4.04	—	Amendment No. 3, dated as of August 15, 2004, to Rights Agreement between Valero Energy Corporation and Computershare Investor Services, LLC, as Rights Agent — incorporated by reference to Exhibit 4.10 to Valero’s Registration Statement on Form S-8 (file no. 333-118731) filed September 1, 2004.

4.05	—	Indenture, dated as of December 12, 1997, between Valero Energy Corporation and The Bank of New York — incorporated by reference to Exhibit 3.4 to Valero’s Registration Statement on Form S-3 (file no. 333-56599) filed June 11, 1998.

4.06	—	First Supplemental Indenture, dated as of June 28, 2000, between Valero Energy Corporation and The Bank of New York (including Form of 7 3/4% Senior Deferrable Note due 2005) — incorporated by reference to Exhibit 4.6 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.07	—	Indenture (Senior Indenture), dated as of June 18, 2004, between Valero Energy Corporation and Bank of New York — incorporated by reference to Exhibit 4.7 to Valero’s Registration Statement on Form S-3 (file no. 333-116668) filed June 21, 2004.

4.08	—	Form of Indenture related to subordinated debt securities — incorporated by reference to Exhibit 4.8 to Valero’s Registration Statement on Form S-3 (file no. 333-116668) filed June 21, 2004.

4.09	—	Officer’s Certificate delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of the Notes by Valero Energy Corporation (including Form of Note) — incorporated by reference to Exhibit 4.9 to Valero’s Current Report on Form 8-K dated June 28, 2000, and filed June 30, 2000.

4.10	—	Officer’s Certificate dated as of April 15, 2002, delivered pursuant to Sections 102, 301 and 303 of the Indenture dated as of December 12, 1997, providing for the terms of Valero’s publicly offered 6 1/8% Notes due 2007, 6 7/8% Notes due 2012, and 7 1/2% Notes due 2032 (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated April 10, 2002, and filed April 15, 2002.

4.11	—	Terms of Valero’s 6.311% Notes due 2007 issued to Core Bond Products LLC, as depositor of the Core Investment Grade Bond Trust I (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated November 15, 2002, and filed November 18, 2002.

4.12	—	Terms of Valero’s publicly offered 6.7% Notes due 2013 (including Form of Notes) — incorporated by reference to Exhibit 4.1 to Valero’s Current Report on Form 8-K dated December 10, 2002, and filed December 16, 2002.

4.13	—	Certificate of Designation of 2% Mandatory Convertible Preferred Stock — incorporated by reference to Exhibit 4.2.1 to Valero’s Registration Statement on Form S-3 (file no. 333-106949) filed July 11, 2003.

4.14	—	Form of 2% Mandatory Convertible Preferred Stock — incorporated by reference to Exhibit 4.2.2 to Valero’s Registration Statement on Form S-3 (file no. 333-106949) filed July 11, 2003.

4.15	—	Specimen Certificate of Common Stock — incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (file no. 333-116668) filed June 21, 2004.

+10.01	—	Valero Energy Corporation Annual Bonus Plan — incorporated by reference to Exhibit 10.01 to Valero’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

+10.02	—	Valero Energy Corporation 2001 Executive Stock Incentive Plan, amended and restated as of December 31, 2004 — incorporated by reference to Exhibit 10.01 to Valero’s Current Report on Form 8-K dated February 2, 2005, and filed February 3, 2005.

+10.03	—	Form of Performance Award Agreement (for Chief Executive Officer) pursuant to the Valero Energy Corporation 2001 Executive Stock Incentive Plan — incorporated by reference to Exhibit 10.02 to Valero’s Current Report on Form 8-K dated February 2, 2005, and filed February 3, 2005.

+10.04	—	Form of Performance Award Agreement (for other named executive officers) pursuant to the Valero Energy Corporation 2001 Executive Stock Incentive Plan — incorporated by reference to Exhibit 10.03 to Valero’s Current Report on Form 8-K dated February 2, 2005, and filed February 3, 2005.

+10.05	—	Valero Energy Corporation Deferred Compensation Plan, dated as of March 1, 1998, and First Amendment dated December 20, 2002 — incorporated by reference to Exhibit 10.04 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

+10.06	—	Form of 2005 Elective Deferral Agreement pursuant to the Valero Energy Corporation Deferred Compensation Plan — incorporated by reference to Exhibit 10.02 to Valero’s Current Report on Form 8-K dated December 15, 2004, and filed December 16, 2004.

+10.07	—	Form of Investment Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan — incorporated by reference to Exhibit 10.03 to Valero’s Current Report on Form 8-K dated December 15, 2004, and filed December 16, 2004.

+10.08	—	Form of 2005 Distribution Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan — incorporated by reference to Exhibit 10.04 to Valero’s Current Report on Form 8-K dated December 15, 2004, and filed December 16, 2004.

+10.09	—	Valero Energy Corporation Supplemental Executive Retirement Plan, amended and restated through July 25, 1997 — incorporated by reference to Exhibit 10.05 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

+*10.10	—	Valero Energy Corporation 2003 Employee Stock Incentive Plan, as amended and restated effective December 31, 2004.

+*10.11	—	Valero Energy Corporation Stock Option Plan, as amended and restated effective December 31, 2004.

+10.12	—	Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors — incorporated by reference to Exhibit 10.4 to Valero’s Registration Statement on Form S-1 (file no. 333-27013) filed May 13, 1997.

+10.13	—	Valero Energy Corporation Non-Employee Director Stock Option Plan, as amended and restated effective December 31, 2004 — incorporated by reference to Exhibit 10.08 to Valero’s Current Report on Form 8-K dated February 2, 2005, and filed February 3, 2005.

+10.14	—	Form of Indemnity Agreement between Valero Energy Corporation (formerly known as Valero Refining and Marketing Company) and William E. Greehey — incorporated by reference to Exhibit 10.8 to Valero’s Registration Statement on Form S-1 (file no. 333-27013) filed May 13, 1997.

+10.15	—	Schedule of Indemnity Agreements — incorporated by reference to Exhibit 10.9 to Valero’s Registration Statement on Form S-1 (file no. 333-27013) filed May 13, 1997.

+10.16	—	Change of Control Agreement (Tier I) dated March 19, 2003, between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.8 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.17	—	Form of Change of Control Agreement (Tier II) dated March 19, 2003, between Valero Energy Corporation and Gregory C. King — incorporated by reference to Exhibit 10.9 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.18	—	Schedule of Change of Control Agreements (Tier II) — incorporated by reference to Exhibit 10.10 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2002.

+10.19	—	Employment Agreement dated March 25, 1999, effective as of April 29, 1999 between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.18 to Valero’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

+10.20	—	Extension of Employment Agreement dated January 30, 2001, between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.15 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2000.

+10.21	—	Amendment dated October 3, 2002 to Employment Agreement dated March 25, 1999, between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.1 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

+10.22	—	Restricted Unit Agreement dated October 29, 2003 between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.22 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

+10.23	—	Restricted Unit Agreement dated October 21, 2004 between Valero Energy Corporation and William E. Greehey — incorporated by reference to Exhibit 10.05 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

+10.24	—	Form of Stock Option Agreement pursuant to the Valero Energy Corporation 2001 Executive Stock Incentive Plan — incorporated by reference to Exhibit 10.01 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

+10.25	—	Form of Stock Option Agreement pursuant to the Valero Energy Corporation Non-Employee Director Stock Option Plan — incorporated by reference to Exhibit 10.26 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

+10.26	—	Form of Restricted Stock Agreement pursuant to the Valero Energy Corporation 2001 Executive Stock Incentive Plan — incorporated by reference to Exhibit 10.03 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

+10.27	—	Form of Restricted Stock Agreement pursuant to the Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors — incorporated by reference to Exhibit 10.31 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

+10.28	—	Ultramar Diamond Shamrock Corporation Amended and Restated 1996 Long-Term Incentive Plan — incorporated by reference to Exhibit 10.28 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

*12.01	—	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

14.01	—	Code of Ethics for Senior Financial Officers — incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003.

*21.01	—	Valero Energy Corporation subsidiaries.

*23.01	—	Consent of KPMG LLP, dated March 11, 2005.

*23.02	—	Consent of Ernst & Young LLP, dated March 11, 2005.

*24.01	—	Power of Attorney, dated March 10, 2005 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	—	Audit Committee Pre-approval Policy.

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

Copies of exhibits filed as a part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Jay D. Browning, Vice President and Corporate Secretary, Valero Energy Corporation, P.O. Box 696000, San Antonio, Texas 78269-6000.

Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the SEC upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of Valero submitted the required certification without qualification to the NYSE as of May 18, 2004. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to Valero’s disclosures in its Form 10-K for the year ended December 31, 2003 were filed as Exhibit 31.01 to Valero’s Form 10-K for the year ended December 31, 2003. The SOX 302 Certifications with respect to Valero’s disclosures in its Form 10-K for the year ended December 31, 2004 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY CORPORATION (Registrant)
By	/s/ William E. Greehey
(William E. Greehey)
Chairman of the Board and Chief Executive Officer
Date: March 11, 2005

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

Signature	Title	Date
Chairman of the Board and
/s/ William E. Greehey	Chief Executive Officer
(William E. Greehey)	(Principal Executive Officer)	March 10, 2005

Executive Vice President
and Chief Financial Officer
/s/ Michael S. Ciskowski	(Principal Financial and
(Michael S. Ciskowski)	Accounting Officer)	March 10, 2005

/s/ E. Glenn Biggs	Director	March 10, 2005

(E. Glenn Biggs)

/s/ W.E. Bradford	Director	March 10, 2005

(W.E. Bradford)

/s/ Ronald K. Calgaard	Director	March 10, 2005

(Ronald K. Calgaard)

/s/ Jerry D. Choate	Director	March 10, 2005

(Jerry D. Choate)

/s/ Ruben M. Escobedo	Director	March 10, 2005

(Ruben M. Escobedo)

/s/ Bob Marbut	Director	March 10, 2005

(Bob Marbut)

/s/ Donald L. Nickles	Director	March 10, 2005

(Donald L. Nickles)

/s/ Susan Kaufman Purcell	Director	March 10, 2005

(Susan Kaufman Purcell)