Form 10-Q
period 2005-03-31
VALERO ENERGY CORP/TX
filed 2005-05-10
CIK 1035002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes X No __

The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 29, 2005 was 256,732,665.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Par Value)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$686	$864
Restricted cash	24	24
Receivables, net	2,153	1,839
Inventories	2,801	2,318
Deferred income taxes	149	175
Prepaid expenses and other	43	44

Total current assets	5,856	5,264

Property, plant and equipment, at cost	12,680	12,295
Accumulated depreciation	(2,095)	(1,978)

Property, plant and equipment, net	10,585	10,317

Intangible assets, net	303	311
Goodwill	2,401	2,401
Investment in Valero L.P.	263	265
Deferred charges and other assets, net	906	834

Total assets	$20,314	$19,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$435	$412
Accounts payable	3,914	2,963
Accrued expenses	690	519
Taxes other than income taxes	381	480
Income taxes payable	127	160

Total current liabilities	5,547	4,534

Long-term debt, less current portion	3,576	3,893

Capital lease obligations, less current portion	34	8

Deferred income taxes	1,974	2,011

Other long-term liabilities	1,192	1,148

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 9,072,488 and 10,000,000 shares issued and outstanding	190	208
Common stock, $0.01 par value; 600,000,000 shares authorized; 262,107,776 and 261,188,614 shares issued	3	3
Additional paid-in capital	4,373	4,358
Treasury stock, at cost; 6,852,739 and 5,712,762 shares	(317)	(199)
Retained earnings	3,709	3,199
Accumulated other comprehensive income	33	229

Total stockholders’ equity	7,991	7,798

Total liabilities and stockholders’ equity	$20,314	$19,392

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of Dollars, Except per Share Amounts and Supplemental Information)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Operating revenues (1) (2)	$14,953	$11,082

Costs and expenses:
Cost of sales (1)	13,072	9,759
Refining operating expenses	591	497
Retail selling expenses	175	165
General and administrative expenses	83	83
Depreciation and amortization expense	186	141

Total costs and expenses	14,107	10,645

Operating income	846	437
Equity in earnings of Valero L.P.	9	10
Other expense, net	(2)	—
Interest and debt expense:
Incurred	(74)	(71)
Capitalized	11	9

Income before income tax expense	790	385
Income tax expense	256	137

Net income	534	248
Preferred stock dividends	4	3

Net income applicable to common stock	$530	$245

Earnings per common share	$2.07	$0.97
Weighted-average common shares outstanding (in millions)	256	252

Earnings per common share – assuming dilution	$1.92	$0.91
Weighted-average common equivalent shares outstanding (in millions)	278	272

Dividends per common share	$0.08	$0.06
________
Supplemental information (billions of dollars):
(1) Includes amounts related to crude oil buy/sell arrangements:
Operating revenues	$1.2	$0.9
Cost of sales	1.2	0.9
(2) Includes excise taxes on sales by Valero’s U.S. retail system	0.2	0.2

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$534	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	186	141
Deferred income tax expense	102	98
Changes in current assets and current liabilities	(14)	(82)
Changes in deferred charges and credits and other, net	(11)	(76)

Net cash provided by operating activities	797	329

Cash flows from investing activities:
Capital expenditures	(338)	(246)
Deferred turnaround and catalyst costs	(107)	(120)
Buyout of assets under structured lease arrangements	—	(567)
Aruba Acquisition, net of cash acquired	—	(567)
Contingent payments in connection with acquisitions	(50)	(9)
Minor acquisition and other investing activities, net	(34)	5

Net cash used in investing activities	(529)	(1,504)

Cash flows from financing activities:
Long-term debt borrowings, net of issuance costs	35	2,520
Long-term debt repayments	(313)	(1,909)
Proceeds from the sale of common stock, net of issuance costs	—	406
Issuance of common stock in connection with employee benefit plans	33	61
Common and preferred stock dividends	(22)	(17)
Purchase of treasury stock	(177)	(12)

Net cash provided by (used in) financing activities	(444)	1,049

Effect of foreign exchange rate changes on cash	(2)	(4)

Net decrease in cash and temporary cash investments	(178)	(130)
Cash and temporary cash investments at beginning of period	864	369

Cash and temporary cash investments at end of period	$686	$239

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net income	$534	$248

Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	(11)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $122 and $(8)	(226)	16
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(23) and $4	43	(8)

Net gain (loss) on cash flow hedges	(183)	8

Other comprehensive loss	(196)	(3)

Comprehensive income	$338	$245

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero’s unaudited consolidated financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004.

All share and per share data (except par value) presented for periods in 2004 reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on October 7, 2004.

Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

2.   ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R), which will require the expensing of stock options. In April 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X to defer the required date for compliance with Statement No. 123R to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 if the registrant is not a small business issuer. Valero intends to adopt Statement No. 123R on January 1, 2006, which complies with the amended Rule 4-01(a).

The adoption of Statement No. 123R’s fair value method will reduce Valero’s results of operations, but it will not impact Valero’s overall financial position. The magnitude of the impact of adoption of Statement No. 123R cannot be predicted at this time because it will depend on levels of share-based incentive awards granted in the future. However, had Valero adopted Statement No. 123R in prior periods, the

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact of that standard would have approximated the impact of Statement No. 123 as described in Note 12.

Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption. While Valero cannot estimate the magnitude of such amounts in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized for such excess tax deductions were $19 million and $21 million for the three months ended March 31, 2005 and 2004, respectively.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to affect Valero’s financial position or results of operations.

3.   ACQUISITIONS

Aruba Acquisition

On March 5, 2004, Valero completed the purchase of El Paso Corporation’s refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The final purchase price allocation was as follows (in millions):

Current assets	$323
Property, plant and equipment	498
Current liabilities	(172)
Capital lease obligation, less current portion	(3)
Deferred income taxes	9
Other long-term liabilities	(20)

Total purchase price	635
Less cash acquired	(94)

Purchase price, excluding cash acquired	$541

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information assumes that the Aruba Acquisition occurred on January 1, 2004. This pro forma information assumes 15.6 million shares of common stock were sold and approximately $36 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated statements of income include the results of operations of the Aruba Acquisition commencing on March 5, 2004. As a result, information for the three months ended March 31, 2005 presented below represents actual results of operations.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended March 31,

	2005	2004

Operating revenues	$14,953	$11,553
Operating income	846	422
Net income	534	232
Earnings per common share	2.07	0.88
Earnings per common share – assuming dilution	1.92	0.83

4.   INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2005	December 31, 2004

Refinery feedstocks	$1,229	$877
Refined products and blendstocks	1,320	1,200
Convenience store merchandise	93	84
Materials and supplies	159	157

Inventories	$2,801	$2,318

As of March 31, 2005 and December 31, 2004, the replacement cost of LIFO inventories exceeded their LIFO carrying amounts by approximately $2.6 billion and $1.2 billion, respectively.

5.   INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of March 31, 2005 and December 31, 2004, Valero owned approximately 45.5% and 45.7%, respectively, of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. Financial information reported by Valero L.P. is summarized below (in millions):

	Three Months Ended March 31,

	2005	2004

Revenues	$57	$52
Operating income	25	25
Net income	19	20

As of March 31, 2005 and December 31, 2004, Valero’s “receivables, net” included $3 million and $4 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of both March 31, 2005 and December 31, 2004,

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero’s “accounts payable” included $19 million to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees.

Under a services agreement, Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an administrative services fee as prescribed by the services agreement. In addition, Valero charges Valero L.P. for employee costs related to operating and maintenance services performed on certain Valero L.P. assets, and Valero pays Valero L.P. certain fees under throughput, handling, terminalling and service agreements with Valero L.P. The following table summarizes the results of transactions with Valero L.P. (in millions):

	Three Months Ended March 31,

	2005	2004

Fees and expenses charged by Valero to Valero L.P.	$11	$8
Fees and expenses charged to Valero by Valero L.P.	55	51

6.   LONG-TERM DEBT

During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million. In addition, during the first quarter of 2005, Valero made the following scheduled debt repayments:

•	$46 million during February 2005 related to its 7.44% medium-term notes, and
•	$150 million during March 2005 related to its 8% medium-term notes.

During the three months ended March 31, 2005, Valero borrowed and repaid $35 million under its revolving bank credit facilities.

7.   STOCKHOLDERS’ EQUITY

2% Mandatory Convertible Preferred Stock
During February 2005, 927,512 shares of the preferred stock were converted into 919,162 shares of Valero common stock. During April 2005, 1,287,564 additional shares of the preferred stock were converted into 1,275,975 shares of Valero common stock.

On April 22, 2005, Valero’s board of directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on June 30, 2005 to holders of record at the close of business on June 29, 2005.

Common Stock Purchases
During the three months ended March 31, 2005 and 2004, Valero purchased 2.8 million and 0.4 million shares of its common stock at a cost of $177 million and $12 million, respectively, in connection with the administration of its employee benefit plans.

Common Stock Dividends
On April 22, 2005, Valero’s board of directors declared a regular quarterly cash dividend of $0.10 per common share payable June 15, 2005 to holders of record at the close of business on May 18, 2005. This represented a $0.02 per share increase compared to the dividend declared in the first quarter of 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,

	2005	2004

Earnings per Common Share:
Net income	$534	$248
Preferred stock dividends	4	3

Net income applicable to common stock	$530	$245

Weighted-average common shares outstanding	256	252

Earnings per common share	$2.07	$0.97

Earnings per Common Share – Assuming Dilution:
Net income applicable to common equivalent shares	$534	$248

Weighted-average common shares outstanding	256	252
Effect of dilutive securities:
Stock options	10	7
Performance awards and other benefit plans	3	3
Mandatory convertible preferred stock	9	10

Weighted-average common equivalent shares outstanding	278	272

Earnings per common share – assuming dilution	$1.92	$0.91

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,

	2005	2004

Decrease (increase) in current assets:
Restricted cash	$—	$9
Receivables, net	(323)	(308)
Inventories	(479)	(345)
Prepaid expenses and other	2	(2)
Increase (decrease) in current liabilities:
Accounts payable	950	606
Accrued expenses	(58)	(26)
Taxes other than income taxes	(97)	11
Income taxes payable	(9)	(27)

Changes in current assets and current liabilities	$(14)	$(82)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:

•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of long-term debt and capital lease obligations;
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

Noncash investing activities for the three months ended March 31, 2005 included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the Aruba Acquisition.

Noncash financing activities for the three months ended March 31, 2005 included:

•	the recognition of a $28 million capital lease obligation and related capital lease asset related to certain equipment at Valero’s Texas City Refinery and
•	the conversion of 927,512 shares of preferred stock into 919,162 shares of Valero common stock as discussed in Note 7.

There were no significant noncash investing or financing activities for the three months ended March 31, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,

	2005	2004

Interest paid (net of amount capitalized)	$18	$22
Income taxes paid	165	73
Income tax refunds received	1	2

10.	PRICE RISK MANAGEMENT ACTIVITIES

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended March 31,

	2005	2004

Fair value hedges	$1	$3
Cash flow hedges	(2)	(7)

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in “accumulated other comprehensive income” in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. During the three months ended March 31, 2005, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $226 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $232 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of March 31, 2005. Valero expects that all of these losses will be reclassified into income over the next nine months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three months ended March 31, 2005 and 2004, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION

Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total

Three months ended March 31, 2005:
Operating revenues from external customers	$13,366	$1,587	$—	$14,953
Intersegment revenues	1,042	—	—	1,042
Operating income (loss)	933	10	(97)	846

Three months ended March 31, 2004:
Operating revenues from external customers	9,666	1,416	—	11,082
Intersegment revenues	838	—	—	838
Operating income (loss)	495	34	(92)	437

Total assets by reportable segment were as follows (in millions):

	March 31, 2005	December 31, 2004

Refining	$17,229	$16,068
Retail	1,759	1,706
Corporate	1,326	1,618

Total consolidated assets	$20,314	$19,392

The entire balance of goodwill as of March 31, 2005 and December 31, 2004 has been included in the total assets of the refining reportable segment.

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

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the alternative method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended March 31,

	2005	2004

Net income applicable to common stock, as reported	$530	$245
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)	(4)

Pro forma net income applicable to common stock	$526	$241

Earnings per common share:
As reported	$2.07	$0.97
Pro forma	2.05	0.96

Net income, as reported	$534	$248
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)	(4)

Pro forma net income	$530	$244

Earnings per common share – assuming dilution:
As reported	$1.92	$0.91
Pro forma	1.91	0.90

See Note 2 for a discussion of FASB Statement No. 123 (revised 2004) and the SEC’s amended Rule 4-01(a) of Regulation S-X, which will require Valero to change its accounting for stock-based compensation beginning in 2006.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to Valero’s defined benefit plans were as follows for the three months ended March 31, 2005 and 2004 (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$16	$14	$2	$2
Interest cost	14	12	4	4
Expected return on plan assets	(12)	(10)	—	—
Amortization of:
Prior service cost	1	—	(2)	(2)
Net loss	2	1	2	2

Net periodic benefit cost	$21	$17	$6	$6

Valero’s anticipated contributions to its pension plans during 2005 have not changed from amounts previously disclosed in Valero’s consolidated financial statements for the year ended December 31, 2004. Valero has no minimum required contributions to its pension plans during 2005 under the Employee Retirement Income Security Act. For the three months ended March 31, 2005 and 2004, Valero contributed $12 million and $25 million, respectively, to its qualified pension plans.

14.   COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility
As of March 31, 2005, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of March 31, 2005 and December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees
In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of March 31, 2005. This lease expires in 2010. To date, Valero has not been required to, and has not, made any payments under this guarantee.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Earn-Out Agreements
In January 2005, Valero made a previously accrued earn-out payment related to the acquisition of the St. Charles Refinery of $50 million. No earn-out payments were made during the three months ended March 31, 2004. The following table summarizes the aggregate payments made and payment limitations for the following acquisitions (in millions):

	Basis Petroleum, Inc.	St. Charles Refinery

Aggregate payments made through March 31, 2005	$139	$50
Annual maximum limit	35	50
Aggregate limit	200	175

Environmental Matters

The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards.  The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline (which began in 2004) and diesel fuel sold to highway consumers (beginning in 2006). Most of Valero’s refineries are being modified to comply with the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $2 billion will be required through 2008 for its refineries to meet the Tier II specifications, of which approximately $880 million has been spent through March 31, 2005. This estimate includes amounts related to projects at three Valero refineries to provide hydrogen necessary for removing sulfur from gasoline and diesel. Valero expects that its cost estimates will change as additional engineering is completed and progress is made toward construction of these various projects.

EPA’s Section 114 Initiative. In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. Valero received a Section 114 information request pertaining to all of its refineries owned at that time. Valero completed its response to the request, and it has not been named in any enforcement proceeding by the EPA. Several other refiners, however, have either reached global settlements with the EPA regarding this enforcement initiative or have been subject to enforcement proceedings by the EPA. Valero believes that it will be able to finalize a settlement with the EPA during 2005 applicable to all of its U.S. refineries. Valero expects to incur penalties and related expenses in connection with a potential settlement, but believes that any settlement penalties will be immaterial to its consolidated results of operations and financial position. In addition, Valero expects that a settlement of this matter will require significant capital improvements or changes in operating parameters, or both, at most of its refineries. However, Valero expects that most of the required capital improvements or changes in operating parameters will be consistent with many of its existing or forecasted strategic capital projects or emission reduction projects already planned for the next several years.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Litigation

Unocal

In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s '393 and '126 patents. These patents cover certain compositions of cleaner-burning gasoline. The complaint seeks treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents. In a previous lawsuit involving its '393 patent, Unocal prevailed against several major refiners, including Chevron Corporation and Texaco Inc., now ChevronTexaco Corporation (ChevronTexaco). On April 4, 2005, ChevronTexaco announced that it is acquiring Unocal. It is unclear at this time how the proposed acquisition, if completed, will affect the patent lawsuit against Valero.

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO). In 2003, the FTC filed a complaint against Unocal for antitrust violations. The FTC’s complaint seeks an injunction against future '393 or '126 patent enforcement activity by Unocal against any person or entity with respect to gasoline to be sold in California. The trial for the FTC’s antitrust charges against Unocal began before an administrative law judge (ALJ) on October 19, 2004. The evidence phase of the proceeding ended in January 2005. The deadline for final briefing was recently extended until July 2005 based on an unopposed motion filed by the FTC. The FTC’s motion referenced ChevronTexaco’s proposed acquisition of Unocal and suggested that the extension of time would enable the FTC to review issues relating to ChevronTexaco’s acquisition of Unocal’s patents and would also permit the FTC to discuss the possibility of resolving the FTC’s ongoing litigation with Unocal. If there is no resolution, the ALJ will rule and the ALJ’s decision will likely be appealed to the full Commission.

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

Unocal’s suit against Valero is indefinitely stayed as a result of the PTO reexamination proceedings. Notwithstanding the judgment against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from Unocal’s misconduct, and Valero believes it will prevail in the lawsuit. However, due to the inherent uncertainty of litigation, it is reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material effect on Valero’s results of operations and financial position. An estimate of the possible loss or range of loss from such an adverse result cannot reasonably be made.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MTBE Litigation

As of April 30, 2005, Valero was named as a defendant in 63 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. All but one of these cases have been removed to federal court by the defendants and have been consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York. Four of these cases have been selected by the court as focus cases for discovery and pre-trial motions. Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases. Valero believes that it has strong defenses to these claims and is vigorously defending the cases. Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position. An estimate of the possible losses or range of losses from an adverse result in all or substantially all of these cases cannot reasonably be made.

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

15.   SUBSEQUENT EVENT

On April 25, 2005, Valero announced a proposed merger of Premcor Inc. (Premcor, NYSE symbol “PCO”) into Valero. The boards of directors of Valero and Premcor have approved the terms of the proposed transaction. The completion of the merger is subject to approval by Premcor’s shareholders as well as regulatory approvals. The transaction is expected to close by December 31, 2005.

Under the terms of the merger agreement, each outstanding share of Premcor common stock will, upon completion of the merger, be converted into the right to receive cash or Valero common stock at the shareholder’s election, subject to proration per the terms of the merger agreement, so that 50% of the total Premcor shares (based on the number of Premcor shares outstanding at completion of the merger on a diluted basis under the treasury stock method) are acquired for cash, with the balance to be acquired for Valero common stock. Valero expects to pay the cash portion of the merger consideration from available cash and additional borrowings. In addition, Valero will assume Premcor’s existing long-term debt, which totaled approximately $1.8 billion as of March 31, 2005.

Premcor is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products with all of its operations in the

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

United States. Premcor owns and operates refineries in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware, with a combined crude oil throughput capacity of approximately 790,000 barrels per day.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading “Results of Operations - Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions. These forward-looking statements include, among other things, statements regarding:

•	future refining margins, including gasoline and distillate margins;
•	future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
•	expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
•	anticipated levels of crude oil and refined product inventories;
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

Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either Valero’s facilities or other facilities that could impair Valero’s ability to produce and/or transport refined products or receive feedstocks;
•	political conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East and South America;
•	the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
•	the domestic and foreign supplies of crude oil and other feedstocks;
•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;
•	the level of consumer demand, including seasonal fluctuations;
•	refinery overcapacity or undercapacity;
•	the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
•	environmental and other regulations at both the state and federal levels and in foreign countries;
•	the level of foreign imports of refined products;

•	accidents or other unscheduled shutdowns affecting Valero’s refineries, machinery, pipelines or equipment, or those of Valero’s suppliers or customers;
•	changes in the cost or availability of transportation for feedstocks and refined products;
•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
•

cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;

•	earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;
•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
•	the introduction or enactment of federal or state legislation which may adversely affect Valero’s business or operations;
•	changes in the credit ratings assigned to Valero’s debt securities and trade credit;
•	changes in currency exchange rates, including the value of the Canadian dollar relative to the U.S. dollar; and
•	overall economic conditions.

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

Overview
As of March 31, 2005, Valero, an independent refining and marketing company, owned and operated 15 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.5 million barrels per day.

Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,700 retail and wholesale branded outlets in the United States, Canada and Aruba under various brand names including primarily Valero®, Diamond Shamrock®, Shamrock®, Ultramar® and Beacon®. Valero’s operations are affected by:

•	company-specific factors, primarily refinery utilization rates and refinery maintenance turnarounds;
•	seasonal factors, such as the demand for refined products; and
•

industry factors, such as movements in and the level of crude oil prices including the effect of quality differential between grades of crude oil, the demand for and prices of refined products, industry supply capacity and competitor refinery maintenance turnarounds.

Valero’s profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Since approximately 70% of Valero’s total crude oil throughput represents sour crude oil feedstocks, Valero’s profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil discount.” During the first quarter of 2005, the positive industry fundamentals experienced throughout 2004 continued. Sour crude oil discounts and distillate margins in the first quarter of 2005 significantly exceeded the sour crude oil discounts and distillate margins realized in the full year of 2004, which were then the best ever experienced by Valero.

The positive industry fundamentals combined with increased throughput volumes, particularly sour crude oil (primarily attributable to the full-quarter contribution from the Aruba Refinery’s operations), resulted in net income for the first quarter of 2005 that was more than double Valero’s net income for the first quarter of 2004. Valero reported net income of $534 million, or $1.92 per share, for the first quarter of 2005, compared to net income of $248 million, or $0.91 per share, for the first quarter of 2004. Valero increased the dividend on its common stock by 25% from $0.08 per share to $0.10 per share in the second quarter of 2005.

All share and per share data (except par value) for all prior periods presented in this Form 10-Q reflect the effect of the two-for-one common stock split which was distributed in the form of a stock dividend on October 7, 2004.

RESULTS OF OPERATIONS

First Quarter 2005 Compared to First Quarter 2004

Financial Highlights

(millions of dollars, except per share amounts)

	Three Months Ended March 31,

	2005	2004 (a)	Change

Operating revenues (b)	$14,953	$11,082	$3,871

Costs and expenses:
Cost of sales (b)	13,072	9,759	3,313
Refining operating expenses	591	497	94
Retail selling expenses	175	165	10
General and administrative expenses	83	83	—
Depreciation and amortization expense:
Refining	154	117	37
Retail	18	15	3
Corporate	14	9	5

Total costs and expenses	14,107	10,645	3,462

Operating income	846	437	409
Equity in earnings of Valero L.P.	9	10	(1)
Other expense, net	(2)	—	(2)
Interest and debt expense:
Incurred	(74)	(71)	(3)
Capitalized	11	9	2

Income before income tax expense	790	385	405
Income tax expense	256	137	119

Net income	534	248	286
Preferred stock dividends	4	3	1

Net income applicable to common stock	$530	$245	$285

Earnings per common share – assuming dilution	$1.92	$0.91	$1.01

________________

See the footnote references on page 27.

Operating Highlights

(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,

	2005	2004 (a)	Change

Refining:
Operating income	$933	$495	$438
Throughput margin per barrel (c)	$8.40	$6.28	$2.12
Operating costs per barrel:
Refining operating expenses	$2.96	$2.81	$0.15
Depreciation and amortization	0.77	0.67	0.10

Total operating costs per barrel	$3.73	$3.48	$0.25

Throughput volumes (thousand barrels per day) (d):
Feedstocks:
Heavy sour crude	520	343	177
Medium/light sour crude	596	517	79
Acidic sweet crude	106	100	6
Sweet crude	545	552	(7)
Residuals	116	93	23
Other feedstocks	121	138	(17)

Total feedstocks	2,004	1,743	261
Blendstocks and other	216	196	20

Total throughput volumes	2,220	1,939	281

Yields (thousand barrels per day):
Gasolines and blendstocks	1,009	997	12
Distillates	685	570	115
Petrochemicals	72	73	(1)
Other products (e)	464	309	155

Total yields	2,230	1,949	281

Retail – U.S.:
Operating income (loss)	$(15)	$3	$(18)
Company-operated fuel sites (average)	1,036	1,137	(101)
Fuel volumes (gallons per day per site)	4,647	4,513	134
Fuel margin per gallon	$0.068	$0.095	$(0.027)
Merchandise sales	$214	$217	$(3)
Merchandise margin (percentage of sales)	29.2%	28.8%	0.4%
Margin on miscellaneous sales	$28	$23	$5
Retail selling expenses	$122	$118	$4
Depreciation and amortization expense	$13	$9	$4

Retail – Northeast:
Operating income	$25	$31	$(6)
Fuel volumes (thousand gallons per day)	3,350	3,392	(42)
Fuel margin per gallon	$0.227	$0.233	$(0.006)
Merchandise sales	$33	$31	$2
Merchandise margin (percentage of sales)	25.6%	23.5%	2.1%
Margin on miscellaneous sales	$8	$5	$3
Retail selling expenses	$53	$47	$6
Depreciation and amortization expense	$5	$6	$(1)

________________

See the footnote references on page 27.

Refining Operating Highlights by Region (f)

(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,

	2005	2004 (a)	Change

Gulf Coast:
Operating income	$622	$273	$349
Throughput volumes (thousand barrels per day) (d)	1,253	1,007	246
Throughput margin per barrel (c)	$8.98	$6.56	$2.42
Operating costs per barrel:
Refining operating expenses	$2.81	$2.91	$(0.10)
Depreciation and amortization	0.66	0.67	(0.01)

Total operating costs per barrel	$3.47	$3.58	$(0.11)

Mid-Continent:
Operating income	$34	$48	$(14)
Throughput volumes (thousand barrels per day)	291	289	2
Throughput margin per barrel (c)	$5.13	$4.99	$0.14
Operating costs per barrel:
Refining operating expenses	$3.15	$2.63	$0.52
Depreciation and amortization	0.69	0.55	0.14

Total operating costs per barrel	$3.84	$3.18	$0.66

Northeast:
Operating income	$71	$122	$(51)
Throughput volumes (thousand barrels per day)	377	387	(10)
Throughput margin per barrel (c)	$5.59	$5.78	$(0.19)
Operating costs per barrel:
Refining operating expenses	$2.68	$1.78	$0.90
Depreciation and amortization	0.80	0.53	0.27

Total operating costs per barrel	$3.48	$2.31	$1.17

West Coast:
Operating income	$206	$52	$154
Throughput volumes (thousand barrels per day)	299	256	43
Throughput margin per barrel (c)	$12.67	$7.41	$5.26
Operating costs per barrel:
Refining operating expenses	$3.73	$4.18	$(0.45)
Depreciation and amortization	1.27	0.98	0.29

Total operating costs per barrel	$5.00	$5.16	$(0.16)

________________

See the footnote references on page 27.

Average Market Reference Prices and Differentials (g)

(dollars per barrel)

	Three Months Ended March 31,

	2005	2004	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$49.70	$35.24	$14.46
WTI less sour crude oil at U.S. Gulf Coast (h)	8.06	3.73	4.33
WTI less Alaska North Slope (ANS) crude oil	4.85	1.09	3.76
WTI less Maya crude oil	17.08	9.38	7.70

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	5.86	8.22	(2.36)
No. 2 fuel oil less WTI	7.36	2.65	4.71
Propylene less WTI	22.17	9.15	13.02
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	7.25	8.33	(1.08)
Low-sulfur diesel less WTI	9.24	4.09	5.15
U.S. Northeast:
Conventional 87 gasoline less WTI	4.93	8.69	(3.76)
No. 2 fuel oil less WTI	9.34	4.02	5.32
Lube oils less WTI	26.15	24.31	1.84
U.S. West Coast:
CARBOB 87 gasoline less ANS	19.12	16.55	2.57
Low-sulfur diesel less ANS	18.03	9.92	8.11

The following notes relate to references on pages 24 through 27.

(a)	Includes the operations related to the Aruba Acquisition commencing on March 5, 2004.
(b)

Operating revenues and cost of sales both include approximately $1.2 billion for the three months ended March 31, 2005, and approximately $0.9 billion for the three months ended March 31, 2004, related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements.

(c)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(d)

Total throughput volumes and throughput volumes for the Gulf Coast region for the three months ended March 31, 2005 and 2004, are based on 90 days and 91 days, respectively, which results in 225,000 barrels per day and 64,000 barrels per day being included for the Aruba Refinery for the first quarter of 2005 and 2004, respectively. Throughput volumes for the Aruba Refinery for the 27 days of its operations during the first quarter of 2004 averaged 216,000 barrels per day.

(e)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke and asphalt.
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

General

Operating revenues increased 35% for the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income increased $409 million, or 94%, from the first quarter of 2004 to the first quarter of 2005 due primarily to a $438 million increase in the refining segment, partially offset by a $24 million decrease in the retail segment.

Refining

Operating income for Valero’s refining segment increased from $495 million for the first quarter of 2004 to $933 million for the first quarter of 2005, resulting from an increase in refining throughput margin of $2.12 per barrel, or 34%, and a 14% increase in throughput volumes.

Refining total throughput margin for 2005 increased due to the following factors:

•

Discounts on Valero’s sour crude oil feedstocks during the first quarter of 2005 improved significantly compared to the first quarter of 2004 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, discounts on sour crude oil feedstocks benefited from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required refineries to lower the sulfur content of the gasoline they produce, and (ii) a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.

•

Distillate margins increased significantly in all of Valero’s refining regions in the first quarter of 2005 compared to the first quarter of 2004 due to increased foreign and U.S. demand, which resulted from improved economies and higher demand for on-road diesel.

•	Petrochemical feedstock margins improved in the first quarter of 2005 compared to the first quarter of 2004 due to increased demand for such feedstocks resulting from a stronger worldwide economy.
•

Throughput volumes increased 281,000 barrels per day in the first quarter of 2005 compared to the first quarter of 2004 primarily due to incremental throughput of 161,000 barrels per day at the Aruba Refinery, which was acquired in March 2004, and lower volumes in the first quarter of 2004 due to turnarounds at the St. Charles and Wilmington Refineries.

Partially offsetting the above increases in throughput margin were lower overall gasoline margins compared to the exceptionally strong gasoline margins that existed in the first quarter of 2004 and lower margins on other refined products such as petroleum coke, sulfur, No. 6 oil and asphalt due to a significant increase in the price of crude oil from the first quarter of 2004 to the first quarter of 2005. In addition, Valero’s throughput margin in the first quarter of 2005 was negatively impacted by pre-tax losses of approximately $75 million on hedges primarily related to forward sales of distillates and associated forward purchases of crude oil, the majority of which were entered into during 2004.

Refining operating expenses were 19% higher for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due primarily to a full quarter of operations of the Aruba Refinery and increases in energy costs, employee compensation expense, including variable compensation, and insurance expense. Although total refining operating expenses increased 19%, this increase was 5% on a per-barrel basis due to the increase in throughput volumes between the periods. Refining depreciation and amortization expense increased 32% from the first quarter of 2004 to the first quarter of 2005 due to additional depreciation expense resulting from the full-quarter effect of the Aruba Acquisition, implementation of new capital projects and increased turnaround and catalyst amortization.

Retail

Retail operating income was $10 million for the quarter ended March 31, 2005 compared to $34 million for the quarter ended March 31, 2004. The decrease was primarily attributable to lower U.S. retail fuel margins caused by rising crude oil prices, which could not be fully passed through to the consumer.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $5 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, primarily due to increases in employee compensation and benefits of approximately $17 million between the quarters, mainly related to the recognition of increased variable compensation expense. This increase in employee compensation and benefits was partially offset by the successful resolution of a California excise tax dispute and reduced systems-related costs.

Income tax expense increased $119 million from the first quarter of 2004 to the first quarter of 2005 mainly as a result of higher operating income. Valero’s effective tax rate for the quarter ended March 31, 2005 decreased from the quarter ended March 31, 2004 due mainly to the Aruba Acquisition, the refining operations of which are non-taxable in Aruba through December 31, 2010.

OUTLOOK

Since the end of the first quarter of 2005, refining industry fundamentals have remained positive, resulting in a continuation of favorable refined product margins and sour crude oil discounts. Distillate margins, in particular, remain strong due to increasing global demand for on-road diesel and jet fuel attributable to strong global economic activity. Thus far during 2005, domestic gasoline demand has increased 1.5% compared to the same period in 2004.

Valero processes approximately 1.2 million barrels per day of sour crude oil and resid which sell at discounts to benchmark crude oils such as West Texas Intermediate. Sour crude oil discounts were wide during the month of April 2005 and are expected to remain favorable for an extended period of time. As global demand for crude oil has increased, the incremental barrel of crude oil that is produced to meet that increased demand is typically more sour and more heavy, leading to higher production of these lower-quality crude oils. Also, the global movement to lower-sulfur fuels has led to increased demand for sweet crude oils rather than sour crude oils. In addition, as global light product demand has grown, global refinery production rates have also increased, leading to higher production of residual fuel oil as a by-product of the refining process. Because resid can compete with certain heavy sour crude oils as a refinery feedstock, this also serves to widen the discounts for heavy sour crude oils.

Operationally, Valero expects to benefit during the remainder of 2005 from the completion of several turnaround and capital improvement projects, as well as additional strategic projects that will be completed during the remainder of 2005. As a result, throughput volumes for 2005 are expected to be approximately 100,000 barrels per day higher than 2004 levels. In addition, with the completion of various projects that will enable Valero to process heavier and more sour feedstocks, Valero will further strengthen its ability to take advantage of an expected continuation of favorable sour crude oil discounts.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2005 and 2004

Net cash provided by operating activities for the three months ended March 31, 2005 was $797 million compared to $329 million for the three months ended March 31, 2004. The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations,” as well as lower cash required for working capital requirements and deferred charges and credits in the 2005 period. Changes in cash provided by or used for working capital during the first three months of 2005 and 2004 are shown in Note 9 of Condensed Notes to Consolidated Financial Statements. The primary changes for both quarters resulted from an increase in the level of Valero’s inventories and an increase in commodity prices during each respective quarter.

The net cash generated from operating activities, combined with $33 million of proceeds from the issuance of common stock related to Valero’s benefit plans and approximately $178 million of available cash on hand, were used to:

•	fund $445 million of capital expenditures and deferred turnaround and catalyst costs,
•	make scheduled debt repayments of $196 million and early debt repurchases of $82 million,
•	purchase 2.8 million shares of treasury stock at a cost of $177 million,
•	fund a contingent earn-out payment in connection with the St. Charles Acquisition of $50 million,
•	fund the acquisition of four asphalt terminals for $35 million, and
•	pay common and preferred stock dividends of $22 million.

As discussed above, net cash provided by operating activities during the first three months of 2004 was $329 million. The net cash provided by operations, combined with $406 million of proceeds from the sale of common stock, approximately $600 million of proceeds from the issuance of long-term debt, $61 million of proceeds from the issuance of common stock related to Valero’s benefit plans, and $130 million of available cash on hand, were used mainly to:

•	fund $366 million of capital expenditures and deferred turnaround and catalyst costs,
•	exercise options under structured lease arrangements to purchase $567 million of leased property,
•	fund the Aruba Acquisition, and
•	pay common and preferred stock dividends of $17 million.

Capital Investments

During the three months ended March 31, 2005, Valero expended $338 million for capital expenditures and $107 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2005 included approximately $150 million of costs related to environmental projects.

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In January 2005, Valero made an earn-out payment of $50 million related to the acquisition of the St. Charles Refinery. Based on actual margin levels for the twelve months ended April 30, 2005, $35 million is due for the Basis Petroleum, Inc. acquisition for that twelve-month period and will be paid in May 2005. Based on actual margin levels through April 2005 and estimated margin levels through December 2005, the annual maximum limit of $50 million for the St. Charles Refinery would be due for the year ending December 2005 and would be payable in early 2006.

For 2005, Valero expects to incur approximately $2.0 billion for capital investments, including approximately $1.7 billion for capital expenditures (approximately $900 million of which is for environmental projects) and approximately $300 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

In connection with Valero L.P.’s proposed merger with Kaneb Services LLC and Kaneb Pipe Line Partners, L.P., Valero expects to contribute approximately $28 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P.

On April 25, 2005, Valero announced a proposed merger with Premcor, as further discussed in Note 15 of Condensed Notes to Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2005, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. Except as discussed below, there were no significant changes to Valero’s contractual obligations during the three months ended March 31, 2005.

During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million. In addition, during the first quarter of 2005, Valero made scheduled debt repayments of $46 million during February 2005 related to its 7.44% medium-term notes and $150 million during March 2005 related to its 8% medium-term notes.

As of March 31, 2005, “current portion of long-term debt and capital lease obligations” included $214 million of notes which become due during the second and third quarters of 2005 and $220 million of notes which become due during the first quarter of 2006.

As of March 31, 2005, Valero’s short-term and long-term purchase obligations increased by approximately $3 billion from the amount reported as of December 31, 2004. The increase is almost entirely attributable to an increase in obligations under crude oil supply contracts, resulting mainly from a significantly higher crude oil price as of March 31, 2005, and a new industrial gas contract entered into in the first quarter of 2005.

None of Valero’s contractual obligations have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of certain downgrades of Valero’s senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of Valero’s bank credit facilities and other arrangements would increase. Following Valero’s announcement of its proposed merger with Premcor on April 25, 2005, Standard & Poor’s Ratings Services downgraded its rating of Valero’s senior unsecured debt from BBB with a negative outlook to BBB minus and placed the rating on credit watch with negative implications. Also on April 25, 2005, Moody’s Investors Service placed its rating of Valero’s senior unsecured debt under review for possible downgrade.

Other Commercial Commitments
As of March 31, 2005, Valero’s committed lines of credit included (in millions):

		Borrowing Capacity	Expiration

3-year revolving credit facility		$750	December 2006
5-year revolving credit facility		$750	December 2006
Canadian revolving credit facility	Cdn.	$115	July 2005

As of March 31, 2005, Valero had $306 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $246 million of letters of credit outstanding under its committed facilities and Cdn. $8 million of letters of credit outstanding under its Canadian facility.

As defined under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 29.6% as of March 31, 2005 compared to 30.7% as of December 31, 2004.

Other

Valero expects to contribute approximately $60 million to its qualified pension plans during 2005, although no minimum contributions are required under the Employee Retirement Income Security Act. During the first three months of 2005, Valero contributed cash of $12 million to its qualified pension plans.

Valero is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of Valero’s refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding Valero’s environmental matters, see Note 14 of Condensed Notes to Consolidated Financial Statements.

Valero believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. Valero expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings, including funds to finance the proposed merger with Premcor discussed in Capital Investments above. However, there can be no assurances regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility

As of March 31, 2005, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005. As of March 31, 2005, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

Guarantees

In connection with the sale of the Golden Eagle Business in 2002, Valero guaranteed certain lease payment obligations related to a lease assumed by Tesoro Refining and Marketing Company, which totaled approximately $34 million as of March 31, 2005. This lease expires in 2010. To date, Valero has not been required to, and has not, made any payments under this guarantee.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero’s critical accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004. No significant changes to Valero’s accounting policies have occurred subsequent to December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero’s derivative commodity instruments as of March 31, 2005 and December 31, 2004 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

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

As of March 31, 2005, Valero has approximately $232 million of unrealized after-tax losses on certain cash flow hedge positions, primarily related to forward sales of distillates and associated forward purchases of crude oil, which are reflected in “accumulated other comprehensive income.” Valero expects that all of these losses will be reclassified into income during the remainder of 2005 as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

	March 31, 2005

	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)

Fair Value Hedges:
Futures – long:
2005 (crude oil and refined products)	30,264	$54.57	N/A	$1,652	$1,695	$43
Futures – short:
2005 (crude oil and refined products)	41,816	N/A	$ 54.87	2,294	2,345	(51)

Cash Flow Hedges:
Swaps – long:
2005 (crude oil and refined products)	53,503	37.67	57.08	N/A	1,039	1,039
Swaps – short:
2005 (crude oil and refined products)	53,503	67.77	42.21	N/A	(1,367)	(1,367)
Futures – long:
2005 (crude oil and refined products)	9,556	48.64	N/A	465	569	104
Futures – short:
2005 (crude oil and refined products)	9,459	N/A	51.00	482	614	(132)

Economic Hedges:
Swaps – long:
2005 (crude oil and refined products)	5,605	19.65	20.83	N/A	7	7
Swaps – short:
2005 (crude oil and refined products)	3,512	32.36	31.05	N/A	(5)	(5)
Futures – long:
2005 (crude oil and refined products)	23,599	60.63	N/A	1,431	1,471	40
2006 (crude oil and refined products)	15	60.29	N/A	1	1	—
Futures – short:
2005 (crude oil and refined products)	25,229	N/A	60.66	1,530	1,586	(56)
Options – long:
2005 (crude oil and refined products)	1,600	7.28	N/A	(3)	—	3
Options – short:
2005 (crude oil and refined products)	4,626	N/A	8.16	1	21	(20)

Trading Activities:
Swaps – long:
2005 (crude oil and refined products)	21,200	36.28	52.79	N/A	350	350
Swaps – short:
2005 (crude oil and refined products)	20,675	54.91	37.28	N/A	(365)	(365)
2006 (crude oil and refined products)	150	8.25	5.05	N/A	—	—
Futures – long:
2005 (crude oil and refined products)	21,441	53.48	N/A	1,147	1,275	128
Futures – short:
2005 (crude oil and refined products)	19,441	N/A	53.53	1,041	1,162	(121)
Options – long:
2005 (crude oil and refined products)	2,200	5.62	N/A	(1)	—	1
Options – short:
2005 (crude oil and refined products)	1,200	N/A	5.59	—	2	(2)

	December 31, 2004

	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Fair Value	Gain (Loss)

Fair Value Hedges:
Futures – long:
2005 (crude oil and refined products)	17,423	$46.39	N/A	$808	$772	$(36)
Futures – short:
2005 (crude oil and refined products)	26,726	N/A	$46.00	1,229	1,190	39

Cash Flow Hedges:
Swaps – long:
2005 (crude oil and refined products)	67,378	37.05	42.84	N/A	390	390
Swaps – short:
2005 (crude oil and refined products)	67,378	48.54	41.65	N/A	(464)	(464)
Futures – long:
2005 (crude oil and refined products)	28,354	45.39	N/A	1,287	1,286	(1)
Futures – short:
2005 (crude oil and refined products)	23,152	N/A	45.95	1,064	1,067	(3)

Economic Hedges:
Swaps – long:
2005 (crude oil and refined products)	3,505	11.49	11.37	N/A	—	—
Swaps – short:
2005 (crude oil and refined products)	4,239	10.10	10.25	N/A	1	1
Futures – long:
2005 (crude oil and refined products)	19,230	46.90	N/A	902	896	(6)
Futures – short:
2005 (crude oil and refined products)	17,787	N/A	47.55	846	824	22
Options – long:
2005 (crude oil and refined products)	1,000	35.00	N/A	3	5	2
Options – short:
2005 (crude oil and refined products)	4,201	N/A	21.69	(2)	3	(5)

Trading Activities:
Swaps – long:
2005 (crude oil and refined products)	25,460	35.15	39.17	N/A	102	102
Swaps – short:
2005 (crude oil and refined products)	23,585	42.66	38.20	N/A	(105)	(105)
Futures – long:
2005 (crude oil and refined products)	15,956	45.09	N/A	719	725	6
2005 (natural gas)	210	7.04	N/A	1	1	—
Futures – short:
2005 (crude oil and refined products)	21,781	N/A	45.81	998	1,003	(5)
2005 (natural gas)	210	N/A	6.38	1	1	—
Options – long:
2005 (crude oil and refined products)	1,550	48.35	N/A	1	1	—
Options – short:
2005 (crude oil and refined products)	150	N/A	10.55	—	—	—

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

	March 31, 2005

	Expected Maturity Dates

	2005	2006	2007	2008	2009	There- after	Total	Fair Value

Long-term Debt:
Fixed rate	$214	$220	$287	$6	$208	$3,164	$4,099	$4,466
Average interest rate	8.3%	7.4%	6.1%	6.0%	3.6%	6.8%	6.7%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(33)
Average pay rate	5.5%	6.3%	6.1%	5.9%	6.0%	6.0%	6.0%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

	December 31, 2004

	Expected Maturity Dates

	2005	2006	2007	2008	2009	There- after	Total	Fair Value

Long-term Debt:
Fixed rate	$410	$260	$329	$6	$208	$3,164	$4,377	$4,790
Average interest rate	8.1%	7.4%	6.1%	6.0%	3.6%	6.8%	6.8%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(15)
Average pay rate	5.0%	5.6%	5.6%	5.4%	5.8%	6.2%	5.9%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

As of March 31, 2005 and December 31, 2004, Valero had no long-term floating-rate debt.

FOREIGN CURRENCY RISK

As of March 31, 2005, Valero had commitments to purchase approximately $200 million of U.S. dollars. Valero’s market risk was minimal on these contracts, as they matured on or before April 15, 2005.

As of March 31, 2005, Valero had entered into a foreign currency exchange contract which required Valero to purchase $20 million of U.S. dollars. Valero’s market risk was minimal on this contract as it matured in early April 2005.

As of March 31, 2005, Valero had also entered into a foreign currency exchange contract relating to the purchase of commercial paper, which required Valero to sell $20 million of U.S. dollars in May 2005 at a contract rate of 1.200035. The fair value of this contract as of March 31, 2005 approximated the contract value.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Valero’s management has evaluated, with the participation of Valero’s principal executive and principal financial officers, the effectiveness of Valero’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero’s disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There has been no change in Valero’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004). In April 2005, Valero finalized an administrative consent order with the NJDEP to settle 31 outstanding Administrative Orders and Notices of Civil Administrative Penalty Assessments (Orders) issued by NJDEP through March 2005 with respect to Valero’s Paulsboro Refinery as well as several self-disclosed matters for which no Administrative Order had yet been issued. In the settlement, Valero agreed to pay $793,800 in penalties to NJDEP and install several emissions controls at the refinery. Valero expects to spend approximately $3.5 million to install a state-of-the-art cover on the refinery’s oil-water separator to reduce emissions of volatile organic compounds from the unit by 95 percent. In the settlement, Valero also agreed to control emissions from the refinery’s fuel gas system by the end of 2008, at an estimated cost of $10 million. Valero also agreed to make certain changes in operations to reduce benzene emissions, for which Valero expects to spend approximately $1.5 million. The settlement did not include the NJDEP’s prior demands for stipulated penalties (totaling $100,000 in the aggregate) relating to two alleged failures of a stack test required by an Administrative Consent Order entered in May 2000. Valero believes that it satisfied all requirements of the May 2000 Administrative Consent Order and intends to challenge the Department’s demand for stipulated penalties in an administrative hearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)     Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2005	459,600	$47.08	0	$361 million

February 2005	710,000	$64.15	0	$361 million

March 2005	1,473,550	$69.01	0	$361 million

Total	2,643,150	$63.89	0	$361 million

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

Item 6. Exhibits.

Exhibit No.	Description
2.01

Agreement and Plan of Merger dated as of April 24, 2005, between Valero Energy Corporation and Premcor Inc. - incorporated by reference to Exhibit 2.1 to Valero’s Current Report on Form 8-K dated April 24, 2005, filed April 25, 2005.

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

By: ___________________________________
Michael S. Ciskowski
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: May 10, 2005