Form 10-Q/A
period 2005-03-31
VALERO ENERGY CORP/TX
filed 2005-05-10
CIK 1035002

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

Explanatory Note

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed solely to include the conformed signature of the Registrant, which was inadvertently omitted from the Form 10-Q filed on May 10, 2005. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Form 10-Q.

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