Form 10-Q
period 2005-06-30
VALERO ENERGY CORP/TX
filed 2005-08-09
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 29, 2005 was 261,393,732.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Par Value)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$949	$864
Restricted cash	24	24
Receivables, net	2,640	1,839
Inventories	3,088	2,318
Deferred income taxes	106	175
Prepaid expenses and other	91	44
Total current assets	6,898	5,264

Property, plant and equipment, at cost	13,047	12,295
Accumulated depreciation	(2,208)	(1,978)
Property, plant and equipment, net	10,839	10,317

Intangible assets, net	297	311
Goodwill	2,431	2,401
Investment in Valero L.P.	262	265
Deferred charges and other assets, net	914	834
Total assets	$21,641	$19,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$236	$412
Accounts payable	4,382	2,963
Accrued expenses	590	519
Taxes other than income taxes	430	480
Income taxes payable	262	160
Total current liabilities	5,900	4,534

Long-term debt, less current portion	3,607	3,893
Capital lease obligations, less current portion	34	8
Deferred income taxes	2,053	2,011
Other long-term liabilities	1,148	1,148
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,390,048 and 10,000,000 shares issued and outstanding	157	208
Common stock, $0.01 par value; 600,000,000 shares authorized; 263,775,072 and 261,188,614 shares issued	3	3
Additional paid-in capital	4,418	4,358
Treasury stock, at cost; 6,277,478 and 5,712,762 shares	(293)	(199)
Retained earnings	4,526	3,199
Accumulated other comprehensive income	88	229
Total stockholders’ equity	8,899	7,798
Total liabilities and stockholders’ equity	$21,641	$19,392

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of Dollars, Except per Share Amounts and Supplemental Information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating revenues (1) (2)	$18,032	$13,807	$32,985	$24,889

Costs and expenses:
Cost of sales (1)	15,679	11,818	28,751	21,577
Refining operating expenses	575	527	1,166	1,024
Retail selling expenses	185	176	360	341
General and administrative expenses	91	93	174	176
Depreciation and amortization expense	197	159	383	300
Total costs and expenses	16,727	12,773	30,834	23,418

Operating income	1,305	1,034	2,151	1,471
Equity in earnings of Valero L.P.	10	9	19	19
Other expense, net	(13)	(3)	(15)	(3)
Interest and debt expense:
Incurred	(71)	(78)	(145)	(149)
Capitalized	10	8	21	17
Income before income tax expense	1,241	970	2,031	1,355
Income tax expense	394	337	650	474

Net income	847	633	1,381	881
Preferred stock dividends	4	3	8	6

Net income applicable to common stock	$843	$630	$1,373	$875

Earnings per common share	$3.28	$2.45	$5.36	$3.44
Weighted-average common shares outstanding (in millions)	257	257	256	254

Earnings per common share – assuming dilution	$3.06	$2.28	$4.97	$3.21
Weighted-average common equivalent shares outstanding (in millions)	277	277	278	275

Dividends per common share	$0.10	$0.075	$0.18	$0.135

Supplemental information (billions of dollars):
(1)	Includes amounts related to crude oil buy/sell arrangements:
	Operating revenues	$1.6	$1.3	$2.8	$2.2
	Cost of sales	1.6	1.3	2.8	2.2
(2)	Includes excise taxes on sales by Valero’s U.S. retail system	0.2	0.2	0.4	0.4

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,381	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	383	300
Noncash interest expense and other income, net	21	11
Deferred income tax expense	187	227
Changes in current assets and current liabilities	(171)	(143)
Changes in deferred charges and credits and other, net	(38)	(86)
Net cash provided by operating activities	1,763	1,190

Cash flows from investing activities:
Capital expenditures	(776)	(520)
Deferred turnaround and catalyst costs	(223)	(141)
Buyout of assets under structured lease arrangements	—	(567)
Aruba Acquisition, net of cash acquired	—	(548)
Proceeds from the sale of the Denver Refinery	45	—
Contingent payments in connection with acquisitions	(85)	(53)
(Investment) return of investment in Cameron Highway Oil Pipeline Project, net	40	(3)
Proceeds from dispositions of property, plant and equipment	7	41
Minor acquisition and other investing activities, net	(27)	(1)
Net cash used in investing activities	(1,019)	(1,792)

Cash flows from financing activities:
Increase in short-term debt, net	—	16
Repayment of capital lease obligations	(1)	—
Long-term debt borrowings, net of issuance costs	40	3,674
Long-term debt repayments	(518)	(3,341)
Proceeds from the sale of common stock, net of issuance costs	—	406
Issuance of common stock in connection with employee benefit plans	56	89
Common and preferred stock dividends	(48)	(38)
Purchase of treasury stock	(183)	(236)
Net cash provided by (used in) financing activities	(654)	570

Effect of foreign exchange rate changes on cash	(5)	(7)
Net increase (decrease) in cash and temporary cash investments	85	(39)
Cash and temporary cash investments at beginning of period	864	369
Cash and temporary cash investments at end of period	$949	$330

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$847	$633	$1,381	$881

Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(19)	(30)	(30)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period, net of income tax benefit of $9, $57, $131 and $49	(18)	(106)	(244)	(90)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(48), $8, $(71) and $12	90	(14)	133	(22)
Net gain (loss) on cash flow hedges	72	(120)	(111)	(112)

Other comprehensive income (loss)	55	(139)	(141)	(142)

Comprehensive income	$902	$494	$1,240	$739

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  Financial information for the three and six months ended June 30, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero’s unaudited consolidated financial statements.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The adoption of Statement No. 123R’s fair value method will reduce Valero’s results of operations, but it will not materially impact Valero’s overall financial position.  The magnitude of the impact of adoption of Statement No. 123R cannot be predicted at this time because it will depend on levels of share-based

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

incentive awards granted in the future.  However, had Valero adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in Note 12.

Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption.  While Valero cannot estimate the magnitude of such amounts in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized for such excess tax deductions were $32 million and $40 million for the six months ended June 30, 2005 and 2004, respectively.

Under Valero’s employee stock compensation plans, certain awards of stock options and restricted stock provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award.  Valero has accounted for such awards by recognizing compensation cost, if any, under APB Opinion No. 25 and pro forma compensation cost under Statement No. 123, as disclosed in Note 12, over the nominal vesting period.  Upon the adoption of Statement No. 123R, Valero will change its method of recognizing compensation cost to the non-substantive vesting period approach for any awards that are granted after the adoption of Statement No. 123R.  Under the non-substantive vesting period approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143.  FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to significantly affect Valero’s financial position or results of operations.

EITF Issue No. 04-5

In June 2005, the FASB ratified its consensus on Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5), which requires the general partner in a limited partnership to determine whether the limited partnership is controlled by, and therefore should be consolidated by, the general partner.  The guidance in EITF No. 04-5 is effective after June 29, 2005 for general partners of all new partnerships formed and for existing limited partnerships for which the partnership agreements are modified.  For general partners in all other limited partnerships, the guidance in EITF No. 04-5 is effective no later than January 1, 2006.  Adoption of EITF No. 04-5 is not expected to affect Valero’s financial position or results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.              ACQUISITIONS AND DISPOSITION

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

The consolidated statements of income include the results of operations of the Aruba Acquisition commencing on March 5, 2004.  As a result, information for the six months ended June 30, 2005 presented below represents actual results of operations.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Six Months Ended June 30,
	2005	2004
Operating revenues	$32,985	$25,361
Operating income	2,151	1,455
Net income	1,381	864
Earnings per common share	5.36	3.33
Earnings per common share – assuming dilution	4.97	3.10

Proposed Merger

On April 25, 2005, Valero announced a proposed merger of Premcor Inc. (Premcor, NYSE symbol “PCO”) into Valero.  The boards of directors of Valero and Premcor have approved the terms of the proposed transaction.  The completion of the merger is subject to approval by Premcor’s shareholders as well as regulatory approvals.  Premcor’s shareholders are scheduled to vote on a proposal to approve the merger at a special meeting on August 30, 2005.  The transaction is expected to close by the end of the third quarter of 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the merger agreement, each outstanding share of Premcor common stock will, upon completion of the merger, be converted into the right to receive cash or Valero common stock at the shareholder’s election, subject to proration per the terms of the merger agreement, so that 50% of the total Premcor shares (based on the number of Premcor shares outstanding at completion of the merger on a diluted basis under the treasury stock method) are acquired for cash, with the balance to be acquired for Valero common stock.  Valero expects to pay the cash portion of the merger consideration from available cash and additional borrowings.  In addition, Valero will assume Premcor’s existing long-term debt, which totaled approximately $1.8 billion as of June 30, 2005.

Premcor is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products with all of its operations in the United States.  Premcor owns and operates refineries in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware, with a combined crude oil throughput capacity of approximately 800,000 barrels per day.

Sale of Denver Refinery

On May 31, 2005, Valero sold its Denver Refinery and related assets and liabilities to Suncor Energy (U.S.A.) Inc. (Suncor) for $30 million plus approximately $15 million for working capital, including feedstock and refined product inventories.  In connection with this sale, Valero recognized a pre-tax gain of $3 million, net of a reduction of $4 million for associated goodwill.

4.              INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Refinery feedstocks	$1,548	$877
Refined products and blendstocks	1,283	1,200
Convenience store merchandise	99	84
Materials and supplies	158	157
Inventories	$3,088	$2,318

As of June 30, 2005 and December 31, 2004, the replacement cost of LIFO inventories exceeded their LIFO carrying amounts by approximately $2.3 billion and $1.2 billion, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.              INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

As of June 30, 2005 and December 31, 2004, Valero owned approximately 45.5% and 45.7%, respectively, of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets.  Valero’s 45.5% interest in Valero L.P. as of June 30, 2005, was comprised of a 2% general partner interest and a 43.5% limited partner interest represented by 630,756 common units and 9,599,322 subordinated units of Valero L.P.  Financial information reported by Valero L.P. is summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$58	$56	$115	$108
Operating income	24	24	49	49
Net income	19	20	38	40

As of June 30, 2005 and December 31, 2004, Valero’s “receivables, net” included $5 million and $4 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals.  As of June 30, 2005 and December 31, 2004, Valero’s “accounts payable” included $20 million and $19 million, respectively, to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fees and expenses charged by Valero to Valero L.P.	$11	$11	$22	$19
Fees and expenses charged to Valero by Valero L.P.	58	55	113	106

On July 1, 2005, Valero L.P. completed its acquisition of Kaneb Pipe Line Partners, L.P. (Kaneb Partners) and Kaneb Services LLC (together, the Kaneb Acquisition) in a transaction that included the issuance of Valero L.P. common units in exchange for Kaneb Partners’ units.  Valero contributed $29 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P., and Valero’s total ownership interest in Valero L.P., including the 2% general partner interest, was reduced to 23.4% as of July 1, 2005.

Historically, Valero L.P. has from time to time issued common units to the public, which have diluted Valero’s ownership percentage in Valero L.P.  Such issuances have resulted in increases in Valero’s

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

proportionate share of Valero L.P.’s capital because the issuance price per unit exceeded Valero’s carrying amount per unit at the time of issuance.  SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” (SAB 51) provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary.  SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) either in income or directly in equity.

As of June 30, 2005, Valero had approximately $7 million in accumulated pre-tax SAB 51 credits related to its investment in Valero L.P.  These SAB 51 credits resulted from issuances of common units by Valero L.P. at prices greater than Valero’s carrying amounts per unit subsequent to the date Valero obtained its interest in Valero L.P. on December 31, 2001.  On July 1, 2005, the issuance of common units by Valero L.P. in connection with the Kaneb Acquisition generated an additional pre-tax SAB 51 credit of approximately $142 million for Valero.  As a result of various interpretations of SAB 51, Valero had not recognized any SAB 51 credits in its consolidated financial statements through June 30, 2005 and is not permitted to do so until its subordinated units convert to common units.  The subordinated units will automatically convert to common units on a one-for-one basis if certain financial conditions related to Valero L.P. are met, but they cannot convert prior to April 1, 2006.  Valero believes that the prerequisite financial conditions will be met and the subordinated units will automatically convert to common units on April 1, 2006.  Accordingly, Valero expects to adopt its accounting policy and recognize all of its cumulative SAB 51 credits at that time.

6.              LONG-TERM DEBT

During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million.  In addition, during the six months ended June 30, 2005, Valero made the following scheduled debt repayments:

•                  $46 million during February 2005 related to its 7.44% medium-term notes,

•                  $150 million during March 2005 related to its 8% medium-term notes, and

•                  $200 million during June 2005 related to its 8.375% notes.

During the six months ended June 30, 2005, Valero borrowed and repaid $40 million under its revolving bank credit facilities.

7.              STOCKHOLDERS’ EQUITY

2% Mandatory Convertible Preferred Stock

During the six months ended June 30, 2005, 2,609,952 shares of the preferred stock were converted into 2,586,458 shares of Valero common stock.  During July 2005, 3,712,801 additional shares of the preferred stock were converted into 3,679,384 shares of Valero common stock.

On July 14, 2005, Valero’s board of directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on September 30, 2005 to holders of record at the close of business on September 29, 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common Stock Purchases

During the six months ended June 30, 2005 and 2004, Valero purchased 2.9 million and 7.7 million shares of its common stock at a cost of $183 million and $236 million, respectively, in connection with the administration of its employee benefit plans.

Common Stock Dividends

On July 14, 2005, Valero’s board of directors declared a regular quarterly cash dividend of $0.10 per common share payable September 8, 2005 to holders of record at the close of business on August 10, 2005.

8.              EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings per Common Share:
Net income	$847	$633	$1,381	$881
Preferred stock dividends	4	3	8	6
Net income applicable to common stock	$843	$630	$1,373	$875

Weighted-average common shares outstanding	257	257	256	254

Earnings per common share	$3.28	$2.45	$5.36	$3.44

Earnings per Common Share – Assuming Dilution:
Net income applicable to common equivalent shares	$847	$633	$1,381	$881

Weighted-average common shares outstanding	257	257	256	254
Effect of dilutive securities:
Stock options	10	7	10	8
Performance awards and other benefit plans	3	3	3	3
Mandatory convertible preferred stock	7	10	9	10
Weighted-average common equivalent shares outstanding	277	277	278	275

Earnings per common share – assuming dilution	$3.06	$2.28	$4.97	$3.21

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.     STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2005	2004
Decrease (increase) in current assets:
Restricted cash	$—	$19
Receivables, net	(815)	(562)
Inventories	(792)	(570)
Prepaid expenses and other	(45)	3
Increase (decrease) in current liabilities:
Accounts payable	1,432	732
Accrued expenses	(48)	40
Taxes other than income taxes	(46)	39
Income taxes payable	143	156
Changes in current assets and current liabilities	$(171)	$(143)

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

Noncash investing activities for the six months ended June 30, 2005 and 2004 included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the Aruba Acquisition.  Noncash investing activities for the six months ended June 30, 2004 also included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the acquisition of the St. Charles Refinery (St. Charles Acquisition).

Noncash financing activities for the six months ended June 30, 2005 included:

•                  the recognition of a $28 million capital lease obligation and related capital lease asset pertaining to certain equipment at Valero’s Texas City Refinery and

•                  the conversion of 2,609,952 shares of preferred stock into 2,586,458 shares of Valero common stock as discussed in Note 7.

There were no significant noncash financing activities for the six months ended June 30, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2005	2004
Interest paid (net of amount capitalized)	$123	$121
Income taxes paid	322	94
Income tax refunds received	2	2

10.       PRICE RISK MANAGEMENT ACTIVITIES

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fair value hedges	$2	$1	$3	$4
Cash flow hedges	2	(1)	—	(8)

The above amounts were included in “cost of sales” in the consolidated statements of income.  No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.  No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

For cash flow hedges, gains and losses currently reported in “accumulated other comprehensive income” in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income.  During the six months ended June 30, 2005, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $244 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $160 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of June 30, 2005.  Valero expects that all of these cash flow hedges will be reclassified into income over the next 11 months as a result of hedged transactions that are forecasted to occur.  The amount ultimately realized in income, however, will differ as commodity prices change.  For the six months ended June 30, 2005 and 2004, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  SEGMENT INFORMATION

Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended June 30, 2005:
Operating revenues from external customers	$16,231	$1,801	$—	$18,032
Intersegment revenues	1,165	—	—	1,165
Operating income (loss)	1,364	47	(106)	1,305

Three months ended June 30, 2004:
Operating revenues from external customers	12,227	1,580	—	13,807
Intersegment revenues	938	—	—	938
Operating income (loss)	1,086	52	(104)	1,034

Six months ended June 30, 2005:
Operating revenues from external customers	29,597	3,388	—	32,985
Intersegment revenues	2,207	—	—	2,207
Operating income (loss)	2,297	57	(203)	2,151

Six months ended June 30, 2004:
Operating revenues from external customers	21,893	2,996	—	24,889
Intersegment revenues	1,776	—	—	1,776
Operating income (loss)	1,581	86	(196)	1,471

Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2005	2004
Refining	$18,384	$16,068
Retail	1,778	1,706
Corporate	1,479	1,618
Total consolidated assets	$21,641	$19,392

The entire balance of goodwill as of June 30, 2005 and December 31, 2004 has been included in the total assets of the refining reportable segment.

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

Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the alternative method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$843	$630	$1,373	$875
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(5)	(5)	(9)	(9)
Pro forma net income applicable to common stock	$838	$625	$1,364	$866

Earnings per common share:
As reported	$3.28	$2.45	$5.36	$3.44
Pro forma	3.26	2.43	5.33	3.41

Net income, as reported	$847	$633	$1,381	$881
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(5)	(5)	(9)	(9)
Pro forma net income	$842	$628	$1,372	$872

Earnings per common share – assuming dilution:
As reported	$3.06	$2.28	$4.97	$3.21
Pro forma	3.04	2.27	4.94	3.17

See Note 2 for a discussion of FASB Statement No. 123 (revised 2004) and the SEC’s amended Rule 4-01(a) of Regulation S-X, which will require Valero to change its accounting for stock-based compensation beginning in 2006.  As discussed in Note 2, upon adoption of Statement No. 123R, Valero will change its attribution approach for grants that have retirement-eligibility provisions from the nominal vesting period approach utilized in the pro forma information presented above to the non-substantive

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting period approach.  If the non-substantive vesting period approach had been used by Valero, the impact on the pro forma net income applicable to common stock and pro forma net income amounts reflected above would have been less than $2 million for each of the periods presented.

13.       EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to Valero’s defined benefit plans were as follows for the three and six months ended June 30, 2005 and 2004 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2005	2004	2005	2004
Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$17	$14	$2	$2
Interest cost	13	12	4	4
Expected return on plan assets	(11)	(11)	—	—
Amortization of:
Prior service cost	—	1	(1)	(2)
Net loss	2	1	2	2
Net periodic benefit cost	$21	$17	$7	$6

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$33	$28	$4	$4
Interest cost	27	24	8	8
Expected return on plan assets	(23)	(21)	—	—
Amortization of:
Prior service cost	1	1	(3)	(4)
Net loss	4	2	4	4
Net periodic benefit cost	$42	$34	$13	$12

Valero’s anticipated contributions to its pension plans during 2005 have not changed from amounts previously disclosed in Valero’s consolidated financial statements for the year ended December 31, 2004.  Valero has no minimum required contributions to its qualified pension plans during 2005 under the Employee Retirement Income Security Act.  For the six months ended June 30, 2005 and 2004, Valero contributed $28 million and $25 million, respectively, to its qualified pension plans.

14.       COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility

As of June 30, 2005, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005.  As of June 30, 2005 and December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Earn-Out Agreements

In the second quarter of 2005 and 2004, Valero made earn-out contingency payments of $35 million each year to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc., which were recorded as increases to “goodwill.”  In January 2005, Valero also made a previously accrued earn-out payment related to the St. Charles Acquisition of $50 million.  The following table summarizes the aggregate payments made and payment limitations for the following acquisitions (in millions):

	Basis Petroleum, Inc.	St. Charles Refinery
Aggregate payments made through June 30, 2005	$174	$50
Annual maximum limit	35	50
Aggregate limit	200	175

Environmental Matters

The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards.  The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline (which began in 2004) and diesel fuel sold to highway consumers (beginning in 2006).  Most of Valero’s refineries are being modified to comply with the Tier II gasoline and diesel standards.  Valero believes that capital expenditures of approximately $2.3 billion will be required through 2008 for its refineries to meet the Tier II specifications, of which approximately $1 billion has been spent through June 30, 2005.  This estimate includes amounts related to projects at five Valero refineries to provide hydrogen necessary for removing sulfur from gasoline and diesel. Valero expects that its cost estimates will change as additional engineering is completed and progress is made toward construction of these various projects.

EPA’s Section 114 Initiative.  In 2000, the EPA issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of the EPA’s National Petroleum Refinery Initiative (Initiative) to reduce air emissions.  Valero received a Section 114 information request pertaining to all of its refineries owned at that time.  On June 16, 2005, the EPA and the U.S. Department of Justice (DOJ) announced a comprehensive settlement with Valero in connection with the Initiative. The states of Colorado, Louisiana, New Jersey, Oklahoma and Texas joined the EPA in the settlement.  The EPA’s consent decree (lodged June 16, 2005 in the U.S. District Court for the Western District of Texas) will require Valero to invest approximately $785 million in environmental projects through 2012 to reduce emissions across Valero’s U.S. refining system.  The required projects range from enhanced programs to detect and repair leaks on process equipment to additional low-emission, energy-efficient heater and boiler systems and new scrubber systems on operating units.  In addition, Valero will pay a $5.5 million civil penalty and spend approximately $5.5 million on supplemental environmental projects in states where Valero’s refineries are located. The consent decree is still subject to public comment in Texas and Louisiana.  After the public-comment periods have expired, and after the EPA and DOJ file their responses to public comments with the court, the court can take action to formally enter the consent decree, which Valero expects to occur by the end of the third quarter of 2005.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Litigation

Unocal

In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement.  The complaint seeks a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s '393 and '126 patents.  These patents cover certain compositions of cleaner-burning gasoline.  The complaint seeks treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents.  In a previous lawsuit involving its '393 patent, Unocal prevailed against several major refiners, including Chevron Corporation and Texaco Inc., now Chevron Corporation (Chevron).

In 2001, the Federal Trade Commission (FTC) began an antitrust investigation concerning Unocal’s misconduct with a joint industry research group and regulators during the time that Unocal was prosecuting its patents at the U.S. Patent and Trademark Office (PTO).  In 2003, the FTC filed a complaint against Unocal for antitrust violations.  The FTC’s complaint seeks an injunction against future '393 or '126 patent enforcement activity by Unocal against any person or entity with respect to gasoline to be sold in California.  The evidence phase of the proceeding concluded in January 2005.  Prior to a decision, the FTC proceedings were stayed after Chevron announced its proposed acquisition of Unocal on April 4, 2005.  On June 10, 2005, the FTC announced a consent decree which approved the Chevron/Unocal merger and resolved the FTC antitrust complaint.  Contingent on closing the merger, Chevron/Unocal agreed to desist all further efforts to enforce the Unocal patents, and the patents will be dedicated to the public.  The consent decree specifically requires dismissal of Unocal’s lawsuit against Valero.

Although CNOOC Ltd (CNOOC) recently announced an unsolicited competing offer for Unocal, CNOOC withdrew its offer on August 2, 2005, following Chevron’s responsive higher offer for Unocal and growing political opposition to CNOOC’s bid. The Unocal shareholder vote for the Chevron proposal is currently scheduled for August 10, 2005.  If the Unocal shareholders approve the merger, Valero anticipates that the Chevron/Unocal merger would close shortly thereafter, effectuating the consent decree.

Valero believes that it is likely that these developments will effectively end the dispute, although there can be no assurance that Chevron will successfully acquire Unocal.  The FTC antitrust proceeding is indefinitely stayed, and if there is no merger-related resolution, Valero expects that the administrative law judge would rule and the decision would likely be appealed to the full Commission.  In addition to the FTC proceedings, the '393 and '126 patents are being reexamined by the PTO.  The PTO has issued notices of rejection of all claims of each of these patents.  These rejections are subject to additional proceedings, including administrative appeal by Unocal, followed by an appeal in federal district court or

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the court of appeals.  Ultimate invalidation, while it cannot be assured, would preclude Unocal from pursuing claims based on the '393 or '126 patents.

Unocal’s suit against Valero has been indefinitely stayed as a result of the PTO reexamination proceedings.  Notwithstanding the judgments against the other refiners in the previous litigation, Valero believes that it has several strong defenses to Unocal’s lawsuit, including those arising from what Valero believes to be Unocal’s misconduct, and Valero believes it will likely prevail in the lawsuit.  However, due to the inherent uncertainty of litigation and the current uncertainty surrounding the proposed acquisition of Unocal, it remains reasonably possible that Valero will not prevail in the lawsuit, and an adverse result could have a material effect on Valero’s results of operations and financial position.  An estimate of the possible loss or range of loss from such an adverse result cannot reasonably be made.

MTBE Litigation

As of July 31, 2005, Valero was named as a defendant in 63 cases alleging liability related to MTBE contamination in groundwater.  The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product.  Valero is named in these suits together with many other refining industry companies.  Valero is being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE.  Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred.  The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees.  All but one of these cases have been removed to federal court by the defendants and have been consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York.  Four of these cases have been selected by the court as focus cases for discovery and pre-trial motions.  Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases.  Valero believes that it has strong defenses to these claims and is vigorously defending the cases.  Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position.  However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position.  An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation the discussion below under the heading “Results of Operations - Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.  These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions.  These forward-looking statements include, among other things, statements regarding:

•                  the synergies and accretion to reported earnings estimated to result from the proposed merger of Premcor into Valero (Merger) and level of costs and expenses to be incurred by Valero in connection with the Merger;

•                  various actions to be taken or requirements to be met in connection with completing the Merger or integrating Valero and Premcor after the Merger;

•                  revenue, income and operations of Valero after the Merger;

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

Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made.  Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•                  expected cost savings from the Merger may not be fully realized or realized within the expected time frame, and costs or expenses relating to the Merger may be higher than expected;

•                  revenues or margins following the Merger may be lower than expected;

•                  costs or difficulties related to obtaining regulatory approvals for and to completing the Merger and, following the Merger, to the integration of the businesses of Valero and Premcor, may be greater than expected;

•                  acts of terrorism aimed at either Valero’s or Premcor’s facilities or other facilities that could impair Valero’s or Premcor’s ability to produce or transport refined products or receive feedstocks;

•                  political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East and South America;

•                  the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•                  the domestic and foreign supplies of crude oil and other feedstocks;

•                  the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;

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

•                  accidents or other unscheduled shutdowns affecting Valero’s or Premcor’s refineries, machinery, pipelines or equipment, or those of Valero’s or Premcor’s suppliers or customers;

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

•                  legislative or regulatory action, including the introduction or enactment of federal, state or foreign legislation or rulemakings, which may adversely affect Valero’s or Premcor’s business or operations;

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

Overview

As of June 30, 2005, Valero, an independent refining and marketing company, owned and operated 14 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 2.5 million barrels per day.

Valero markets refined products through an extensive bulk and rack marketing network and a network of more than 4,700 retail and wholesale branded outlets in the United States, Canada and Aruba under various brand names including primarily Valero®, Diamond Shamrock®, Shamrock®, Ultramar® and Beacon®.  During the second quarter of 2005, Valero announced that it will retire the Diamond Shamrock brand and convert those U.S. retail and wholesale sites to the Valero brand.  Valero’s operations are affected by:

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

Valero’s profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.”  Since almost 70% of Valero’s total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, Valero’s profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil discount.”  The positive fundamentals experienced in the first quarter of 2005 continued during the second quarter of 2005.  Although gasoline margins were strong in the second quarter of 2005, they were lower than the gasoline margins in the second quarter of 2004, which were the highest ever experienced by Valero.  However, distillate margins increased beyond the high distillate margins experienced in the first quarter of 2005 as a result of strong global demand, and on average were even higher than gasoline margins during the second quarter.  Sour crude oil discounts also remained strong during the second quarter of 2005, with medium/light sour crude oil discounts and heavy sour crude oil discounts improving by approximately 36% and 50%, respectively, compared to the second quarter of 2004.  These improved discounts resulted in an increase in operating income of approximately $350 million compared to the second quarter of 2004.

Valero benefited from the positive fundamentals experienced during the second quarter of 2005 as a result of the consistent operation of its refineries during that period.  Valero’s total throughput volumes increased during the second quarter of 2005 compared to the second quarter of 2004 despite scheduled plant-wide turnarounds at two refineries and the sale of the Denver Refinery on May 31, 2005.

The positive industry fundamentals experienced during the second quarter and the first six months of 2005, combined with the solid operations of Valero’s refineries during those periods, resulted in net income for the second quarter of 2005 that was 34% higher than Valero’s net income for the second quarter of 2004 and net income for the first six months of 2005 that was 57% higher than the net income reported for the first six months of 2004.  Valero reported net income of $847 million, or $3.06 per share, for the second quarter of 2005, compared to $633 million, or $2.28 per share, for the second quarter of 2004, and net income of $1.4 billion, or $4.97 per share, for the first six months of 2005 compared to $881 million, or $3.21 per share, for the first six months of 2004.

All share and per share data (except par value) for all prior periods presented in this Form 10-Q reflect the effect of the two-for-one common stock split which was distributed in the form of a stock dividend on October 7, 2004.

RESULTS OF OPERATIONS

Second Quarter 2005 Compared to Second Quarter 2004

Financial Highlights

(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2005	2004	Change
Operating revenues (a)	$18,032	$13,807	$4,225

Costs and expenses:
Cost of sales (a)	15,679	11,818	3,861
Refining operating expenses	575	527	48
Retail selling expenses	185	176	9
General and administrative expenses	91	93	(2)
Depreciation and amortization expense:
Refining	163	135	28
Retail	19	13	6
Corporate	15	11	4
Total costs and expenses	16,727	12,773	3,954

Operating income	1,305	1,034	271
Equity in earnings of Valero L.P.	10	9	1
Other expense, net	(13)	(3)	(10)
Interest and debt expense:
Incurred	(71)	(78)	7
Capitalized	10	8	2
Income before income tax expense	1,241	970	271
Income tax expense	394	337	57

Net income	847	633	214
Preferred stock dividends	4	3	1

Net income applicable to common stock	$843	$630	$213

Earnings per common share – assuming dilution	$3.06	$2.28	$0.78

See the footnote references on page 28.

Operating Highlights

(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2005	2004	Change
Refining:
Operating income	$1,364	$1,086	$278
Throughput margin per barrel (b)	$10.25	$8.60	$1.65
Operating costs per barrel:
Refining operating expenses	$2.81	$2.60	$0.21
Depreciation and amortization	0.79	0.66	0.13
Total operating costs per barrel	$3.60	$3.26	$0.34

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	482	565	(83)
Medium/light sour crude	568	541	27
Acidic sweet crude	106	112	(6)
Sweet crude	559	542	17
Residuals	184	110	74
Other feedstocks	137	147	(10)
Total feedstocks	2,036	2,017	19
Blendstocks and other	218	216	2
Total throughput volumes	2,254	2,233	21

Yields (thousand barrels per day):
Gasolines and blendstocks	1,083	1,062	21
Distillates	664	669	(5)
Petrochemicals	64	67	(3)
Other products (c)	449	441	8
Total yields	2,260	2,239	21

Retail – U.S.:
Operating income	$31	$31	$—
Company-operated fuel sites (average)	1,030	1,122	(92)
Fuel volumes (gallons per day per site)	4,933	4,651	282
Fuel margin per gallon	$0.161	$0.161	$—
Merchandise sales	$246	$241	$5
Merchandise margin (percentage of sales)	29.7%	28.4%	1.3%
Margin on miscellaneous sales	$30	$25	$5
Retail selling expenses	$133	$129	$4
Depreciation and amortization expense	$13	$9	$4

Retail – Northeast:
Operating income	$16	$21	$(5)
Fuel volumes (thousand gallons per day)	3,108	3,164	(56)
Fuel margin per gallon	$0.197	$0.202	$(0.005)
Merchandise sales	$37	$34	$3
Merchandise margin (percentage of sales)	25.8%	24.8%	1.0%
Margin on miscellaneous sales	$7	$5	$2
Retail selling expenses	$52	$47	$5
Depreciation and amortization expense	$6	$4	$2

See the footnote references on page 28.

Refining Operating Highlights by Region (d)

(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2005	2004	Change
Gulf Coast:
Operating income	$831	$576	$255
Throughput volumes (thousand barrels per day)	1,285	1,275	10
Throughput margin per barrel (b)	$10.51	$8.14	$2.37
Operating costs per barrel:
Refining operating expenses	$2.67	$2.56	$0.11
Depreciation and amortization	0.73	0.62	0.11
Total operating costs per barrel	$3.40	$3.18	$0.22

Mid-Continent (e):
Operating income	$113	$127	$(14)
Throughput volumes (thousand barrels per day)	263	296	(33)
Throughput margin per barrel (b)	$8.53	$7.86	$0.67
Operating costs per barrel:
Refining operating expenses	$3.23	$2.60	$0.63
Depreciation and amortization	0.59	0.56	0.03
Total operating costs per barrel	$3.82	$3.16	$0.66

Northeast:
Operating income	$151	$136	$15
Throughput volumes (thousand barrels per day)	391	363	28
Throughput margin per barrel (b)	$7.28	$6.68	$0.60
Operating costs per barrel:
Refining operating expenses	$2.25	$1.93	$0.32
Depreciation and amortization	0.79	0.63	0.16
Total operating costs per barrel	$3.04	$2.56	$0.48

West Coast:
Operating income	$269	$247	$22
Throughput volumes (thousand barrels per day)	315	299	16
Throughput margin per barrel (b)	$14.30	$13.67	$0.63
Operating costs per barrel:
Refining operating expenses	$3.70	$3.56	$0.14
Depreciation and amortization	1.23	1.02	0.21
Total operating costs per barrel	$4.93	$4.58	$0.35

See the footnote references on page 28.

Average Market Reference Prices and Differentials (f)

(dollars per barrel)

	Three Months Ended June 30,
	2005	2004	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$53.03	$38.32	$14.71
WTI less sour crude oil at U.S. Gulf Coast (g)	6.71	4.95	1.76
WTI less Alaska North Slope (ANS) crude oil	2.99	1.30	1.69
WTI less Maya crude oil	13.04	8.71	4.33

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	9.64	12.95	(3.31)
No. 2 fuel oil less WTI	9.61	1.61	8.00
Propylene less WTI	2.61	9.70	(7.09)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	10.43	14.36	(3.93)
Low-sulfur diesel less WTI	13.67	6.24	7.43
U.S. Northeast:
Conventional 87 gasoline less WTI	7.90	12.33	(4.43)
No. 2 fuel oil less WTI	10.60	2.73	7.87
Lube oils less WTI	30.73	24.12	6.61
U.S. West Coast:
CARBOB 87 gasoline less ANS	21.46	25.94	(4.48)
Low-sulfur diesel less ANS	20.21	19.01	1.20

The following notes relate to references on pages 25 through 28.

(a)          Operating revenues and cost of sales both include approximately $1.6 billion for the three months ended June 30, 2005, and approximately $1.3 billion for the three months ended June 30, 2004, related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements.

(b)         Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(c)          Other products primarily include gas oils, No. 6 fuel oil, petroleum coke and asphalt.

(d)         The Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles and Aruba Refineries; the Mid-Continent refining region includes the McKee, Ardmore and Denver Refineries; the Northeast refining region includes the Quebec and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(e)          The information presented for the Mid-Continent region includes the operations of the Denver Refinery through May 31, 2005, the date of Valero’s sale of this facility to Suncor.  Throughput volumes for the Mid-Continent region include 23,000 and 38,000 barrels per day related to the Denver Refinery for the three months ended June 30, 2005 and 2004, respectively.

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

General

Operating revenues increased 31% for the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of significantly higher refined product prices.  Operating income increased $271 million, or 26%, from the second quarter of 2004 to the second quarter of 2005 due primarily to a $278 million increase in the refining segment.

Refining

Operating income for Valero’s refining segment increased from $1.1 billion for the second quarter of 2004 to $1.4 billion for the second quarter of 2005, primarily resulting from an increase in refining throughput margin of $1.65 per barrel, or 19%, partially offset by an increase in refining operating expenses (including depreciation and amortization expense) of $76 million.

Refining total throughput margin for the second quarter of 2005 increased primarily due to the following factors:

•                  Discounts on Valero’s sour crude oil feedstocks during the second quarter of 2005 improved significantly compared to the second quarter of 2004 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market.  In addition, discounts on sour crude oil feedstocks continued to benefit from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required most refineries to lower the sulfur content of the gasoline they produce, and (ii) a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.

•                  Distillate margins increased in all of Valero’s refining regions in the second quarter of 2005 compared to the second quarter of 2004, with significant increases of almost 500% and 300% in the Gulf Coast and Northeast regions, respectively.  The increase in distillate margins was due to increased foreign and U.S. demand, which resulted specifically from improved economies and higher demand for on-road diesel and jet fuel.

Partially offsetting the above increases in throughput margin were lower gasoline margins in all of Valero’s refining regions compared to the exceptionally strong gasoline margins that existed in the second quarter of 2004 and lower margins on other refined products such as petroleum coke, sulfur, No. 6 fuel oil and asphalt due to a significant increase in the price of crude oil from the second quarter of 2004 to the second quarter of 2005.  In addition, Valero’s throughput margin in the second quarter of 2005 was negatively impacted by pre-tax losses of approximately $130 million on hedges related to forward sales of distillates and associated forward purchases of crude oil, the majority of which were entered into during 2004.

Refining operating expenses were 9% higher for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, due primarily to higher energy costs and increases in maintenance expense, catalyst and chemicals, and professional fees and outside services.  Refining depreciation and amortization expense increased 21% from the second quarter of 2004 to the second quarter of 2005 primarily due to additional depreciation expense resulting from the implementation of new capital projects, the write-off of costs in 2005 resulting from the decision to rebrand wholesale sites that are currently marketing under the Diamond Shamrock brand to the Valero brand, and increased turnaround and catalyst amortization.

Retail

Retail operating income was $47 million for the quarter ended June 30, 2005 compared to $52 million for the quarter ended June 30, 2004.  The decrease was attributable to Valero’s Northeast retail operations due mainly to slightly lower fuel volumes and margins.

Other

Other expenses increased $10 million for the second quarter of 2005 compared to the second quarter of 2004 due mainly to $11 million representing Valero’s 50% equity interest in certain financing costs incurred by the Cameron Highway Oil Pipeline joint venture to refinance the joint venture’s debt in June 2005.

Income tax expense increased $57 million from the second quarter of 2004 to the second quarter of 2005 mainly as a result of higher operating income.  Valero’s effective tax rate for the quarter ended June 30, 2005 decreased from the quarter ended June 30, 2004 as a higher percentage of Valero’s pre-tax income was contributed by the Aruba Refinery, the operations of which are non-taxable in Aruba through December 31, 2010.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Financial Highlights

(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2005	2004 (a)	Change
Operating revenues (b)	$32,985	$24,889	$8,096

Costs and expenses:
Cost of sales (b)	28,751	21,577	7,174
Refining operating expenses	1,166	1,024	142
Retail selling expenses	360	341	19
General and administrative expenses	174	176	(2)
Depreciation and amortization expense:
Refining	317	252	65
Retail	37	28	9
Corporate	29	20	9
Total costs and expenses	30,834	23,418	7,416

Operating income	2,151	1,471	680
Equity in earnings of Valero L.P.	19	19	—
Other expense, net	(15)	(3)	(12)
Interest and debt expense:
Incurred	(145)	(149)	4
Capitalized	21	17	4
Income before income tax expense	2,031	1,355	676
Income tax expense	650	474	176

Net income	1,381	881	500
Preferred stock dividends	8	6	2

Net income applicable to common stock	$1,373	$875	$498

Earnings per common share – assuming dilution	$4.97	$3.21	$1.76

See the footnote references on page 34.

Operating Highlights

(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2005	2004 (a)	Change
Refining:
Operating income	$2,297	$1,581	$716
Throughput margin per barrel (c)	$9.33	$7.52	$1.81
Operating costs per barrel:
Refining operating expenses	$2.88	$2.70	$0.18
Depreciation and amortization	0.78	0.66	0.12
Total operating costs per barrel	$3.66	$3.36	$0.30

Throughput volumes (thousand barrels per day) (d):
Feedstocks:
Heavy sour crude	501	454	47
Medium/light sour crude	582	529	53
Acidic sweet crude	106	106	—
Sweet crude	552	547	5
Residuals	150	102	48
Other feedstocks	129	143	(14)
Total feedstocks	2,020	1,881	139
Blendstocks and other	217	205	12
Total throughput volumes	2,237	2,086	151

Yields (thousand barrels per day):
Gasolines and blendstocks	1,046	1,029	17
Distillates	674	620	54
Petrochemicals	68	70	(2)
Other products (e)	457	375	82
Total yields	2,245	2,094	151

Retail – U.S.:
Operating income	$16	$34	$(18)
Company-operated fuel sites (average)	1,030	1,129	(99)
Fuel volumes (gallons per day per site)	4,803	4,582	221
Fuel margin per gallon	$0.116	$0.128	$(0.012)
Merchandise sales	$460	$458	$2
Merchandise margin (percentage of sales)	29.5%	28.6%	0.9%
Margin on miscellaneous sales	$58	$48	$10
Retail selling expenses	$255	$247	$8
Depreciation and amortization expense	$26	$18	$8

Retail – Northeast:
Operating income	$41	$52	$(11)
Fuel volumes (thousand gallons per day)	3,228	3,278	(50)
Fuel margin per gallon	$0.213	$0.218	$(0.005)
Merchandise sales	$70	$65	$5
Merchandise margin (percentage of sales)	25.7%	24.2%	1.5%
Margin on miscellaneous sales	$15	$10	$5
Retail selling expenses	$105	$94	$11
Depreciation and amortization expense	$11	$10	$1

See the footnote references on page 34.

Refining Operating Highlights by Region (f)

(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2005	2004 (a)	Change
Gulf Coast:
Operating income	$1,453	$849	$604
Throughput volumes (thousand barrels per day) (d)	1,269	1,141	128
Throughput margin per barrel (c)	$9.76	$7.44	$2.32
Operating costs per barrel:
Refining operating expenses	$2.74	$2.71	$0.03
Depreciation and amortization	0.69	0.64	0.05
Total operating costs per barrel	$3.43	$3.35	$0.08

Mid-Continent (g):
Operating income	$147	$175	$(28)
Throughput volumes (thousand barrels per day)	277	293	(16)
Throughput margin per barrel (c)	$6.75	$6.44	$0.31
Operating costs per barrel:
Refining operating expenses	$3.19	$2.62	$0.57
Depreciation and amortization	0.64	0.55	0.09
Total operating costs per barrel	$3.83	$3.17	$0.66

Northeast:
Operating income	$222	$258	$(36)
Throughput volumes (thousand barrels per day)	384	375	9
Throughput margin per barrel (c)	$6.46	$6.22	$0.24
Operating costs per barrel:
Refining operating expenses	$2.46	$1.86	$0.60
Depreciation and amortization	0.80	0.57	0.23
Total operating costs per barrel	$3.26	$2.43	$0.83

West Coast:
Operating income	$475	$299	$176
Throughput volumes (thousand barrels per day)	307	277	30
Throughput margin per barrel (c)	$13.51	$10.78	$2.73
Operating costs per barrel:
Refining operating expenses	$3.72	$3.85	$(0.13)
Depreciation and amortization	1.24	1.00	0.24
Total operating costs per barrel	$4.96	$4.85	$0.11

See the footnote references on page 34.

Average Market Reference Prices and Differentials (h)

(dollars per barrel)

	Six Months Ended June 30,
	2005	2004	Change
Feedstocks:
WTI crude oil	$51.36	$36.78	$14.58
WTI less sour crude oil at U.S. Gulf Coast (i)	7.38	4.34	3.04
WTI less ANS crude oil	3.92	1.20	2.72
WTI less Maya crude oil	15.06	9.04	6.02

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	7.75	10.59	(2.84)
No. 2 fuel oil less WTI	8.49	2.13	6.36
Propylene less WTI	12.39	9.43	2.96
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.84	11.35	(2.51)
Low-sulfur diesel less WTI	11.46	5.17	6.29
U.S. Northeast:
Conventional 87 gasoline less WTI	6.41	10.51	(4.10)
No. 2 fuel oil less WTI	9.97	3.38	6.59
Lube oils less WTI	28.44	24.21	4.23
U.S. West Coast:
CARBOB 87 gasoline less ANS	20.29	21.25	(0.96)
Low-sulfur diesel less ANS	19.12	14.46	4.66

The following notes relate to references on pages 31 through 34.

(a)          Includes the operations related to the Aruba Acquisition commencing on March 5, 2004.

(b)         Operating revenues and cost of sales both include approximately $2.8 billion for the six months ended June 30, 2005, and approximately $2.2 billion for the six months ended June 30, 2004, related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements.

(c)          Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(d)         Total throughput volumes and throughput volumes for the Gulf Coast region for the six months ended June 30, 2005 and 2004, are based on 181 days and 182 days, respectively, which results in 216,000 barrels per day and 145,000 barrels per day being included for the Aruba Refinery for the six months ended June 30, 2005 and 2004, respectively.  Throughput volumes for the Aruba Refinery for the 118 days of its operations during the first six months of 2004 averaged 224,000 barrels per day.

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

(g)         The information presented for the Mid-Continent region includes the operations of the Denver Refinery through May 31, 2005, the date of Valero’s sale of this facility to Suncor.  Throughput volumes for the Mid-Continent region include 31,000 and 36,000 barrels per day related to the Denver Refinery for the six months ended June 30, 2005 and 2004, respectively.

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

General

Operating revenues increased 33% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations.  Operating income increased $680 million, or 46%, from the first six months of 2004 to the first six months of 2005 due primarily to a $716 million increase in the refining segment, partially offset by a $29 million decrease in the retail segment.

Refining

Operating income for Valero’s refining segment increased from $1.6 billion for the six months ended June 30, 2004 to $2.3 billion for the six months ended June 30, 2005, resulting from an increase in refining throughput margin of $1.81 per barrel, or 24%, and a 7% increase in throughput volumes, partially offset by an increase in refining operating expenses (including depreciation and amortization expense) of $207 million.

Refining total throughput margin for the first six months of 2005 increased primarily due to the following factors:

•                  Discounts on Valero’s sour crude oil feedstocks during the first six months of 2005 improved significantly compared to the first six months of 2004 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market.  In addition, discounts on sour crude oil feedstocks benefited from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required most refineries to lower the sulfur content of the gasoline they produce, and (ii) a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.

•                  Distillate margins increased significantly in all of Valero’s refining regions in the first six months of 2005 compared to the first six months of 2004 due to increased foreign and U.S. demand, which resulted specifically from improved economies and higher demand for on-road diesel and jet fuel.

•                  Throughput volumes increased 151,000 barrels per day in the first six months of 2005 compared to the first six months of 2004 primarily due to the incremental throughput of 71,000 barrels per day at the Aruba Refinery, which was acquired in March 2004, and lower volumes in the first six months of 2004 due to turnarounds at the St. Charles and Wilmington Refineries.

Partially offsetting the above increases in throughput margin were lower gasoline margins in all of Valero’s refining regions compared to the exceptionally strong gasoline margins that existed in the first six months of 2004 and lower margins on other refined products such as petroleum coke, sulfur, No. 6 fuel oil and asphalt due to a significant increase in the price of crude oil from the first six months of 2004 to the first six months of 2005.  In addition, Valero’s throughput margin in the first six months of 2005 was negatively impacted by pre-tax losses of approximately $205 million on hedges related to forward sales of distillates and associated forward purchases of crude oil, the majority of which were entered into during 2004.

Refining operating expenses were 14% higher for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due primarily to a full six months of operations of the Aruba Refinery and increases in energy costs, employee compensation expense, including variable compensation, and insurance expense.  Although total refining operating expenses increased 14%, this increase was 7% on a per-barrel basis due to the increase in throughput volumes between the periods.  Refining depreciation and amortization expense increased 26% from the first six months of 2004 to the first six months of 2005 due to additional depreciation expense resulting from the full-period effect of the Aruba Acquisition, implementation of new capital projects, increased turnaround and catalyst amortization, and the write-off of costs in 2005 resulting from the decision to rebrand wholesale sites that are currently marketing under the Diamond Shamrock brand to the Valero brand.

Retail

Retail operating income was $57 million for the six months ended June 30, 2005 compared to $86 million for the six months ended June 30, 2004.  The decrease was primarily attributable to lower retail fuel margins caused by rising crude oil prices, which could not be fully passed through to the consumer.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to increases in employee compensation and benefits, mainly related to the recognition of increased variable compensation expense.  This increase in employee compensation and benefits was partially offset by the successful resolution in the first quarter of 2005 of a California excise tax dispute and reduced systems-related costs.

Other expenses increased $12 million for the first six months of 2005 compared to the first six months of 2004 due mainly to $11 million pertaining to Valero’s 50% interest in certain debt refinancing costs incurred in June 2005 by the Cameron Highway Oil Pipeline joint venture.

Income tax expense increased $176 million from the first six months of 2004 to the first six months of 2005 mainly as a result of higher operating income.  Valero’s effective tax rate for the six months ended June 30, 2005 decreased from the six months ended June 30, 2004 as a higher percentage of Valero’s pre-tax income was contributed by the Aruba Refinery, the operations of which are non-taxable in Aruba through December 31, 2010.

OUTLOOK

During the third quarter of 2005, refining industry fundamentals have remained favorable.  Distillate margins, which on average were higher than gasoline margins during the second quarter, have continued to be higher than gasoline margins to date in the third quarter and are expected to remain strong for an extended period of time due to increased global demand and the upcoming implementation of ultra-low-sulfur diesel requirements in the United States by June 2006.  As a result of these strong distillate margins, refiners have had the incentive to maximize distillate production relative to gasoline production, which, coupled with continued strong gasoline demand, has resulted in a reduction in gasoline supplies to five-year lows on a days-of-supply basis.  As the end of the summer driving season approaches, Valero expects gasoline margins to follow the normal seasonal trend and decline from current levels.  However, weather-related or operational outages in the U.S. refining system could have a positive impact on product margins.

Limited global refining capacity, which has favorably impacted refined product margins, is also resulting in wider sour crude oil discounts.  Incremental refinery production to satisfy increased light product demand has come from low complexity distillation facilities, resulting in higher production of residual fuel oil as a by-product of the refining process.  Because resid can compete with certain heavy sour crude oils as a refinery feedstock, this serves to widen the discounts for heavy sour crude oils.  In addition, as global demand for crude oil has increased, more sour and more heavy crude oils are being produced to meet that demand.  Given limited conversion capacity to process these lower-quality crude oils, sour crude oil discounts have widened.  At the same time, demand for sweet crude oils has increased relative to sour crude oil demand due to tighter sulfur specifications and growing light product demand, causing a further widening of sour crude oil discounts.  Valero expects wide sour crude oil discounts to continue for an extended period of time.

Valero anticipates completing the merger with Premcor by the end of the third quarter of 2005.  The merger will add four refineries with combined crude oil throughput capacity of approximately 800,000 barrels per day, allowing Valero to enhance its broad geographic diversity and to further benefit from the expected strong fundamentals discussed above.  In addition, Valero expects to benefit during the remainder of 2005 from the completion of several turnaround and capital improvement projects, as well as additional strategic projects that will be completed during the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2005 and 2004

Net cash provided by operating activities for the six months ended June 30, 2005 was $1.8 billion compared to $1.2 billion for the six months ended June 30, 2004.  The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations.”  Changes in cash provided by or used for working capital during the first six months of 2005 and 2004 are shown in Note 9 of Condensed Notes to Consolidated Financial Statements.  The primary changes for both periods resulted from an increase in the level of Valero’s inventories and an increase in commodity prices during each respective period.

The net cash generated from operating activities during the first six months of 2005, combined with $56 million of proceeds from the issuance of common stock related to Valero’s benefit plans, $45 million of proceeds from the sale of the Denver Refinery as discussed in Note 3, and a $40 million net return of investment from the Cameron Highway Oil Pipeline joint venture resulting from the refinancing of the joint venture’s debt in June 2005, were used mainly to:

•                  fund $999 million of capital expenditures and deferred turnaround and catalyst costs,

•                  make scheduled debt repayments of $396 million and early debt repurchases of $82 million,

•                  purchase 2.9 million shares of treasury stock at a cost of $183 million,

•                  fund contingent earn-out payments in connection with the acquisition of Basis Petroleum, Inc. and the St. Charles Acquisition of $35 million and $50 million, respectively,

•                  fund the acquisition of four asphalt terminals for $35 million,

•                  pay common and preferred stock dividends of $48 million, and

•                  increase available cash on hand by $85 million.

As discussed above, net cash provided by operating activities during the first six months of 2004 was $1.2 billion.  The net cash provided by operations, combined with $406 million of proceeds from the sale of common stock, $349 million of net borrowings (net of debt repayments), $89 million of proceeds from the issuance of common stock related to Valero’s benefit plans, $41 million of proceeds from the disposition of property, plant and equipment, and $39 million of available cash on hand, were used mainly to:

•                  fund $661 million of capital expenditures and deferred turnaround and catalyst costs,

•                  exercise options under structured lease arrangements to purchase $567 million of leased property,

•                  fund the Aruba Acquisition of $548 million, net of cash acquired,

•                  purchase 7.7 million shares of treasury stock at a cost of $236 million,

•                  fund contingent payments in connection with acquisitions of $53 million, and

•                  pay common and preferred stock dividends of $38 million.

Capital Investments

During the six months ended June 30, 2005, Valero expended $776 million for capital expenditures and $223 million for deferred turnaround and catalyst costs.  Capital expenditures for the six months ended June 30, 2005 included approximately $375 million of costs related to environmental projects.

In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level.  Any payments due under these earn-out arrangements are limited based on annual and aggregate limits.  In January 2005, Valero made an earn-out payment of $50 million related to the acquisition of the St. Charles Refinery.  In May 2005, Valero made an earn-out payment of $35 million to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc.  Based on actual margin levels through July 2005 and estimated margin levels from August through December 2005, the annual maximum earn-out payment of $50 million for the St. Charles Refinery would be due for the year ending December 2005 and would be payable in early 2006.

For 2005, Valero expects to incur approximately $2.2 billion for capital investments, including approximately $1.9 billion for capital expenditures (approximately $900 million of which is for environmental projects) and approximately $300 million for deferred turnaround and catalyst costs.  The capital expenditure estimate excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions.  Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.

Valero expects to incur approximately $70 million for capital expenditures related to the conversion of U.S. retail and wholesale sites from the Diamond Shamrock brand to the Valero brand.  These conversions are expected to be substantially complete by early 2007.

In connection with Valero L.P.’s merger with Kaneb Services LLC and Kaneb Pipe Line Partners, L.P., Valero contributed $29 million to Valero L.P. in July 2005 to maintain Valero’s 2% general partner interest in Valero L.P.

On April 25, 2005, Valero announced a proposed merger with Premcor, as further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.  The merger is expected to close by the end of the third quarter of 2005.

Contractual Obligations

As of June 30, 2005, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations.  Except as discussed below, there were no significant changes to Valero’s contractual obligations during the six months ended June 30, 2005.

During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million.  In addition, during the first six months of 2005, Valero made scheduled debt repayments of $46 million during February 2005 related to its 7.44% medium-term notes, $150 million during March 2005 related to its 8% medium-term notes, and $200 million during June 2005 related to its 8.375% notes.

As of June 30, 2005, “current portion of long-term debt and capital lease obligations” included mainly $14 million of notes which become due during the third quarter of 2005 and $220 million of notes which become due during the first quarter of 2006.

As of June 30, 2005, Valero’s short-term and long-term purchase obligations increased by approximately $3.7 billion from the amount reported as of December 31, 2004.  The increase is primarily attributable to an increase in obligations under crude oil supply contracts, resulting mainly from significantly higher crude oil prices as of June 30, 2005.

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

Other Commercial Commitments

As of June 30, 2005, Valero’s committed lines of credit included (in millions):

	Borrowing Capacity		Expiration
3-year revolving credit facility		$750	December 2006
5-year revolving credit facility		$750	December 2006
Canadian revolving credit facility	Cdn.	$115	July 2006

As of June 30, 2005, Valero had $178 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $194 million of letters of credit outstanding under its committed facilities and Cdn. $8 million of letters of credit outstanding under its Canadian facility.

As defined under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 24.8% as of June 30, 2005 compared to 30.7% as of December 31, 2004.

Other

Valero expects to contribute approximately $60 million to its qualified pension plans during 2005, although no minimum contributions are required under the Employee Retirement Income Security Act.  During the first six months of 2005, Valero contributed cash of $28 million to its qualified pension plans.

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

As of June 30, 2005, Valero owned 45.5% of the outstanding units (including the 2% general partner interest) of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets.  On July 1, 2005, Valero’s ownership interest decreased to 23.4% as a result of the completion of the Kaneb Acquisition by Valero L.P.  Historically, Valero L.P. has issued common units to the public which have resulted in increases in Valero’s proportionate share of Valero L.P.’s capital because the issuance price per unit exceeded Valero’s carrying amount per unit at the time of issuance.  These increases in Valero’s investment in Valero L.P., however, have not been recognized by Valero in its consolidated financial statements through June 30, 2005 and Valero is not permitted to do so until its subordinated units convert to common units, which is expected to occur on April 1, 2006.  See Note 5 of Condensed Notes to Consolidated Financial Statements for a discussion of the amounts that will be recognized, either in income or directly as a credit to equity, upon the conversion of the subordinated units to common units.  Subsequent to the conversion of the subordinated units, any SAB 51 credits or charges generated upon the issuance of new units to the public by Valero L.P. will be recognized immediately by Valero, either in income or directly in equity, depending on the accounting policy adopted by Valero.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility

As of June 30, 2005, Valero had an accounts receivable sales facility with three third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which matures in October 2005.  As of June 30, 2005, the amount of eligible receivables sold to the third-party financial institutions was $600 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about Valero’s derivative commodity instruments as of June 30, 2005 and December 31, 2004 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

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

As of June 30, 2005, Valero had approximately $160 million of unrealized after-tax losses on certain cash flow hedge positions, primarily related to forward sales of distillates and associated forward purchases of crude oil, which are reflected in “accumulated other comprehensive income.”  Valero expects that all of these cash flow hedges will be reclassified into income over the next 11 months as a result of hedged transactions that are forecasted to occur.  The amount ultimately realized in income, however, will differ as commodity prices change.

	June 30, 2005
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2005 (crude oil and refined products)	31,088	$57.72	N/A	$1,794	$1,759	$(35)
Futures – short:
2005 (crude oil and refined products)	42,149	N/A	$57.28	2,414	2,399	15

Cash Flow Hedges:
Swaps – long:
2005 (crude oil and refined products)	34,149	37.06	58.94	N/A	747	747
Swaps – short:
2005 (crude oil and refined products)	34,149	70.57	41.75	N/A	(984)	(984)
Futures – long:
2005 (crude oil and refined products)	11,657	62.87	N/A	733	762	29
2006 (crude oil and refined products)	96	64.46	N/A	6	7	1
Futures – short:
2005 (crude oil and refined products)	7,758	N/A	61.23	475	514	(39)

Economic Hedges:
Swaps – long:
2005 (crude oil and refined products)	5,827	14.91	15.39	N/A	3	3
Swaps – short:
2005 (crude oil and refined products)	3,830	24.89	25.20	N/A	1	1
Futures – long:
2005 (crude oil and refined products)	23,349	59.14	N/A	1,381	1,346	(35)
2006 (crude oil and refined products)	39	63.99	N/A	3	3	—
Futures – short:
2005 (crude oil and refined products)	30,312	N/A	58.27	1,766	1,748	18
2006 (crude oil and refined products)	75	N/A	62.48	5	5	—
Options – long:
2005 (natural gas)	920	7.73	N/A	(1)	(1)	—
2006 (natural gas)	590	7.98	N/A	(1)	(1)	—
Options – short:
2005 (crude oil and refined products)	2,412	N/A	17.26	1	11	(10)
2006 (crude oil and refined products)	21	N/A	58.96	—	—	—

Trading Activities:
Swaps – long:
2005 (crude oil and refined products)	12,970	34.66	52.21	N/A	228	228
2006 (crude oil and refined products)	150	8.15	10.47	N/A	—	—
2005 (natural gas)	200	6.95	6.99	N/A	—	—
Swaps – short:
2005 (crude oil and refined products)	12,670	53.50	35.19	N/A	(232)	(232)
2006 (crude oil and refined products)	150	10.47	5.05	N/A	(1)	(1)
2005 (natural gas)	200	6.99	6.92	N/A	—	—
Futures – long:
2005 (crude oil and refined products)	15,061	56.43	N/A	850	902	52
2006 (crude oil and refined products)	251	55.98	N/A	14	15	1
2005 (natural gas)	3,290	7.99	N/A	26	26	—
2006 (natural gas)	550	7.54	N/A	4	4	—
Futures – short:
2005 (crude oil and refined products)	14,369	N/A	57.14	821	866	(45)
2006 (crude oil and refined products)	276	N/A	55.82	15	16	(1)
2005 (natural gas)	3,000	N/A	7.89	24	24	—
2006 (natural gas)	550	N/A	7.66	4	4	—
Options – long:
2005 (crude oil and refined products)	2,300	19.88	N/A	1	2	1
Options – short:
2005 (crude oil and refined products)	2,150	N/A	15.43	—	1	(1)

	December 31, 2004
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures – long:
2005 (crude oil and refined products)	17,423	$46.39	N/A	$808	$772	$(36)
Futures – short:
2005 (crude oil and refined products)	26,726	N/A	$46.00	1,229	1,190	39

Cash Flow Hedges:
Swaps – long:
2005 (crude oil and refined products)	67,378	37.05	42.84	N/A	390	390
Swaps – short:
2005 (crude oil and refined products)	67,378	48.54	41.65	N/A	(464)	(464)
Futures – long:
2005 (crude oil and refined products)	28,354	45.39	N/A	1,287	1,286	(1)
Futures – short:
2005 (crude oil and refined products)	23,152	N/A	45.95	1,064	1,067	(3)

Economic Hedges:
Swaps – long:
2005 (crude oil and refined products)	3,505	11.49	11.37	N/A	—	—
Swaps – short:
2005 (crude oil and refined products)	4,239	10.10	10.25	N/A	1	1
Futures – long:
2005 (crude oil and refined products)	19,230	46.90	N/A	902	896	(6)
Futures – short:
2005 (crude oil and refined products)	17,787	N/A	47.55	846	824	22
Options – long:
2005 (crude oil and refined products)	1,000	35.00	N/A	3	5	2
Options – short:
2005 (crude oil and refined products)	4,201	N/A	21.69	(2)	3	(5)

Trading Activities:
Swaps – long:
2005 (crude oil and refined products)	25,460	35.15	39.17	N/A	102	102
Swaps – short:
2005 (crude oil and refined products)	23,585	42.66	38.20	N/A	(105)	(105)
Futures – long:
2005 (crude oil and refined products)	15,956	45.09	N/A	719	725	6
2005 (natural gas)	210	7.04	N/A	1	1	—
Futures – short:
2005 (crude oil and refined products)	21,781	N/A	45.81	998	1,003	(5)
2005 (natural gas)	210	N/A	6.38	1	1	—
Options – long:
2005 (crude oil and refined products)	1,550	48.35	N/A	1	1	—
Options – short:
2005 (crude oil and refined products)	150	N/A	10.55	—	—	—

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

	June 30, 2005
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$14	$220	$287	$6	$208	$3,164	$3,899	$4,382
Average interest rate	6.8%	7.4%	6.1%	6.0%	3.6%	6.8%	6.6%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(2)
Average pay rate	5.6%	5.7%	5.4%	5.2%	5.4%	5.3%	5.4%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

	December 31, 2004
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$410	$260	$329	$6	$208	$3,164	$4,377	$4,790
Average interest rate	8.1%	7.4%	6.1%	6.0%	3.6%	6.8%	6.8%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(15)
Average pay rate	5.0%	5.6%	5.6%	5.4%	5.8%	6.2%	5.9%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

As of June 30, 2005 and December 31, 2004, Valero had no long-term floating-rate debt.

FOREIGN CURRENCY RISK

As of June 30, 2005, Valero had commitments to purchase $219 million of U.S. dollars.  Valero’s market risk was minimal on these contracts, as they matured on or before July 26, 2005.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Valero’s management has evaluated, with the participation of Valero’s principal executive and principal financial officers, the effectiveness of Valero’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero’s disclosure controls and procedures were effective as of June 30, 2005 in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting.

There has been no change in Valero’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Unocal

Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004).  The registrant hereby incorporates by reference into this Item the disclosures made in Part I, Item 1 of this Report included in Note 14 of Condensed Notes to Consolidated Financial Statements under the captions “Litigation” and “Unocal.”

Section 114 Consent Decree

United States of America, on behalf of the U.S. Environmental Protection Agency v. Valero Refining Company-California, et al., United States District Court, Western District of Texas (June 16, 2005).  The registrant hereby incorporates by reference into this Item the disclosures made in Part I, Item 1 of this Report included in Note 14 of Condensed Notes to Consolidated Financial Statements under the captions “Environmental Matters” and “EPA’s Section 114 Initiative.”

United States Environmental Protection Agency Region II, In the Matter of: Mobil Oil Corporation, Notice of Violation CAA-02-2001-1305 (May 15, 2001) (Paulsboro Refinery) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004).  The EPA had issued notices of violation (NOVs) relating to Mobil Oil Corporation’s operation of the Paulsboro Refinery prior to Valero’s ownership of the refinery.  Valero purchased the refinery from Mobil in 1998.  The NOVs alleged that Mobil performed certain actions on the refinery’s fluid catalytic cracking unit without satisfying certain permitting and other requirements under the New Source Review provisions of the Clean Air Act.  These matters were resolved in connection with the Section 114 consent decree described above.

City of Houston Bureau of Air Quality Control (HBAQC), et al. (Houston Refinery) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004).  The HBAQC and the Texas Commission on Environmental Quality (TCEQ) had issued 40 violation notices from September 2002 to March 2005 to the Houston Refinery for various alleged noncompliance issues including excess emissions, failure to monitor/report upset emissions, and waste management.  These matters were resolved in connection with the Section 114 consent decree described above.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi East Refinery) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004).  Valero had received four notices of enforcement from the TCEQ relating to alleged emission events and recordkeeping issues from August 2003 to December 2004 at Valero’s Corpus Christi East Refinery, primarily relating to vacuum off-gas compressor outages.  These matters were resolved in connection with the Section 114 consent decree described above.

Other Environmental Matters

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery) (this matter was last reported in Valero’s Annual Report on Form 10-K for the year ended December 31, 2004).  Twenty NOVs issued by the SCAQMD to Valero’s Wilmington Refinery are pending.  The NOVs were issued in 2003 and 2004 primarily for alleged violations relating to tank inspections, excess emissions and leaking components.  No penalties have been assessed by the SCAQMD for these NOVs.  On June 29, 2005, however, the SCAQMD made a settlement offer to resolve 17 of the NOVs.  Valero is reviewing the settlement proposal and will be negotiating with the SCAQMD to resolve the other three NOVs.  Valero expects to settle the NOVs for an amount immaterial to Valero, but greater than $100,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.  None.

(b)  Use of Proceeds.  Not applicable.

(c)  Issuer Purchases of Equity Securities.  The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005	0	n/a	0	$361 million
May 2005	0	n/a	0	$361 million
June 2005	0	n/a	0	$361 million
Total	0	n/a	0	$361 million

(1)

Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders.

Valero’s annual meeting of stockholders was held April 28, 2005.  Matters voted on at the meeting and the results thereof were as follows:

(a)       a proposal to elect three Class II directors to serve until the 2008 annual meeting was approved as follows:

Directors	Affirmative	Withheld	Non-Votes
W.E. “Bill” Bradford	236,042,347	6,999,878	22,581,865
Ronald K. Calgaard	236,749,994	6,292,231	22,581,865
William E. Greehey	234,064,627	8,977,598	22,581,865

(b)       a proposal to ratify the appointment of KPMG LLP to serve as Valero’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved as follows:

Affirmative	Negative	Withheld	Non-Votes
240,820,152	777,356	1,444,717	22,581,865

(c)        a proposal to approve the 2005 Omnibus Stock Incentive Plan was approved as follows:

Affirmative	Negative	Withheld	Non-Votes
119,226,306	87,595,908	1,780,781	57,021,095

For the proposal listed in item (c) above, 34,439,230 of the non-votes listed are deemed to be broker non-votes.  Directors whose terms of office continued after the annual meeting were: E. Glenn Biggs, Jerry D. Choate, Ruben M. Escobedo, Bob Marbut, Donald L. Nickles and Susan Kaufman Purcell.

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

Date: August 9, 2005