Form 10-Q
period 2005-09-30
VALERO ENERGY CORP/TX
filed 2005-11-09
CIK 1035002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-13175

VALERO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1828067 (I.R.S. Employer Identification No.)
One Valero Way
San Antonio, Texas
(Address of principal executive offices)
78249
(Zip Code)

(210) 345-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2005 was 309,255,228.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$737	$864
Restricted cash	90	24
Receivables, net	3,553	1,839
Inventories	4,475	2,318
Deferred income taxes	—	175
Prepaid expenses and other	257	44

Total current assets	9,112	5,264

Property, plant and equipment, at cost	19,511	12,295
Accumulated depreciation	(2,359)	(1,978)

Property, plant and equipment, net	17,152	10,317

Intangible assets, net	307	311
Goodwill	4,963	2,401
Investment in Valero L.P.	292	265
Deferred charges and other assets, net	948	834

Total assets	$32,774	$19,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$269	$412
Accounts payable	5,969	2,963
Accrued expenses	984	519
Taxes other than income taxes	470	480
Income taxes payable	174	160
Deferred income taxes	121	—

Total current liabilities	7,987	4,534

Long-term debt and capital lease obligations, less current portion	6,109	3,901

Deferred income taxes	3,420	2,011

Other long-term liabilities	1,464	1,148

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 3,574,257 and 10,000,000 shares issued and outstanding	76	208
Common stock, $0.01 par value; 600,000,000 shares authorized; 310,029,957 and 261,188,614 shares issued	3	3
Additional paid-in capital	8,290	4,358
Treasury stock, at cost; 1,703,939 and 5,712,762 shares	(83)	(199)
Retained earnings	5,359	3,199
Accumulated other comprehensive income	149	229

Total stockholders’ equity	13,794	7,798

Total liabilities and stockholders’ equity	$32,774	$19,392

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts and Supplemental Information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues (1) (2)	$23,283	$14,339	$56,268	$39,228

Costs and expenses:
Cost of sales (1)	20,638	12,683	49,389	34,260
Refining operating expenses	772	529	1,938	1,553
Retail selling expenses	201	177	561	518
General and administrative expenses	129	87	303	263
Depreciation and amortization expense	232	164	615	464

Total costs and expenses	21,972	13,640	52,806	37,058

Operating income	1,311	699	3,462	2,170
Equity in earnings of Valero L.P.	13	10	32	29
Other income (expense), net	11	7	(4)	4
Interest and debt expense:
Incurred	(85)	(73)	(230)	(222)
Capitalized	18	10	39	27

Income before income tax expense	1,268	653	3,299	2,008
Income tax expense	406	219	1,056	693

Net income	862	434	2,243	1,315
Preferred stock dividends	4	3	12	9

Net income applicable to common stock	$858	$431	$2,231	$1,306

Earnings per common share	$3.11	$1.69	$8.49	$5.13
Weighted-average common shares outstanding (in millions)	276	256	263	255
Earnings per common share — assuming dilution	$2.94	$1.57	$7.92	$4.78
Weighted-average common equivalent shares outstanding (in millions)	294	276	283	275

Dividends per common share	$0.10	$0.075	$0.28	$0.21

Supplemental information (billions of dollars):
(1) Includes amounts related to crude oil buy/sell arrangements:
Operating revenues	$2.3	$1.3	$5.1	$3.5
Cost of sales	2.3	1.3	5.1	3.5
(2) Includes excise taxes on sales by Valero’s U.S. retail system	$0.2	$0.2	$0.6	$0.6
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,243	$1,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	615	464
Noncash interest expense and other income, net	26	9
Deferred income tax expense	34	336
Changes in current assets and current liabilities	989	(141)
Changes in deferred charges and credits and other, net	(62)	(104)

Net cash provided by operating activities	3,845	1,879

Cash flows from investing activities:
Capital expenditures	(1,289)	(821)
Deferred turnaround and catalyst costs	(262)	(180)
Buyout of assets under structured lease arrangements	—	(567)
Premcor Acquisition, net of cash acquired	(2,343)	—
Aruba Acquisition, net of cash acquired	—	(548)
Proceeds from the sale of the Denver Refinery	45	—
Contingent payments in connection with acquisitions	(85)	(53)
(Investment) return of investment in Cameron Highway Oil Pipeline Project, net	40	(5)
Proceeds from dispositions of property, plant and equipment	10	58
Minor acquisitions	(62)	—
General partner contribution to Valero L.P.	(29)	—
Other investing activities, net	6	—

Net cash used in investing activities	(3,969)	(2,116)

Cash flows from financing activities:
Long-term debt borrowings, net of issuance costs	1,537	3,782
Long-term debt repayments	(1,421)	(3,449)
Proceeds from the sale of common stock, net of issuance costs	—	406
Issuance of common stock in connection with employee benefit plans	146	112
Common and preferred stock dividends	(75)	(58)
Purchase of treasury stock	(188)	(245)
Other	(3)	(1)

Net cash provided by (used in) financing activities	(4)	547

Effect of foreign exchange rate changes on cash	1	2

Net increase (decrease) in cash and temporary cash investments	(127)	312
Cash and temporary cash investments at beginning of period	864	369

Cash and temporary cash investments at end of period	$737	$681

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$862	$434	$2,243	$1,315

Other comprehensive income (loss):
Foreign currency translation adjustment	83	72	53	42

Net loss on derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period, net of income tax benefit of $27, $32, $158 and $81	(50)	(61)	(294)	(151)
Net loss reclassified into income, net of income tax benefit of $15, $21, $86 and $9	28	39	161	17

Net loss on cash flow hedges	(22)	(22)	(133)	(134)

Other comprehensive income (loss)	61	50	(80)	(92)

Comprehensive income	$923	$484	$2,163	$1,223

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero’s unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
The adoption of Statement No. 123R’s fair value method will reduce Valero’s results of operations, but it will not have a material impact on Valero’s overall financial position. The magnitude of the impact of adoption of Statement No. 123R cannot be predicted at this time because it will depend on levels of share-based incentive awards granted in the future. However, had Valero adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in Note 13.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption. While Valero cannot estimate the magnitude of such amounts in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized for such excess tax deductions were $172 million and $48 million for the nine months ended September 30, 2005 and 2004, respectively.
Under Valero’s employee stock compensation plans, certain awards of stock options and restricted stock provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Valero has accounted for such awards by recognizing compensation cost, if any, under APB Opinion No. 25 and pro forma compensation cost under Statement No. 123, as disclosed in Note 13, over the nominal vesting period. Upon the adoption of Statement No. 123R, Valero will change its method of recognizing compensation cost to the non-substantive vesting period approach for any awards that are granted after the adoption of Statement No. 123R. Under the non-substantive vesting period approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. The estimated after-tax effect related to the non-substantive vesting period approach is less than $3 million as described in Note 13.
FASB Interpretation No. 47
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to significantly affect Valero’s financial position or results of operations.
EITF Issue No. 04-5
In June 2005, the FASB ratified its consensus on Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5), which requires the general partner in a limited partnership to determine whether the limited partnership is controlled by, and therefore should be consolidated by, the general partner. The guidance in EITF No. 04-5 was effective after June 29, 2005 for general partners of all new partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF No. 04-5 is effective no later than January 1, 2006. Valero will adopt EITF No. 04-5 effective January 1, 2006, the impact of which is not expected to affect Valero’s financial position or results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EITF Issue No. 04-13
Valero’s operating revenues include sales related to certain buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements. In some cases, to obtain crude oil of a specific grade and quantity for certain of Valero’s refineries, Valero must agree to sell crude oil of a different grade and quantity to its supplier at another location. Valero generally does not have the specific crude oil to satisfy its supplier’s needs and therefore must purchase that crude oil from a third party. Valero sells the crude oil acquired from the third party to its crude oil supplier and recognizes revenue on the sale and cost of sales at that time.
In September 2005, the FASB ratified its consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF No. 04-13), which requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying AICPA Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in EITF No. 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006, with early application permitted. Valero expects to adopt EITF No. 04-13 on January 1, 2006.
One issue addressed by EITF No. 04-13 details factors to consider in evaluating whether certain individual transactions to purchase and sell inventory are made in contemplation of one another and therefore should be viewed as one transaction when applying the principles of APB No. 29. When applying these factors, Valero’s buy/sell arrangements are deemed to be made in contemplation of one another. Accordingly, upon adoption of EITF No. 04-13, Valero’s buy/sell arrangements will be accounted for as one transaction in applying the principles of APB No. 29. As a result, revenues and cost of sales will cease to be recognized in connection with these arrangements upon the adoption of EITF No. 04-13 on January 1, 2006. This adoption will result in a reduction in Valero’s operating revenues in Valero’s consolidated statement of income and a corresponding reduction in cost of sales with no expected impact on operating income, net income or net income applicable to common stock. If EITF No. 04-13 had been applied by Valero for the three and nine months ended September 30, 2005 and 2004, operating revenues and cost of sales would have been reduced by the amounts reflected in the supplemental information on the face of the consolidated statements of income.
3. ACQUISITIONS AND DISPOSITIONS
Premcor Acquisition
On September 1, 2005, Valero completed its merger with Premcor Inc. (Premcor). As used in this report, Premcor Acquisition refers to the merger of Premcor with and into Valero. Premcor was an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products with all of its operations in the United States. Premcor owned and operated refineries in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware, with a combined crude oil throughput capacity of approximately 800,000 barrels per day.
Under the terms of the merger agreement, each outstanding share of Premcor common stock was converted into the right to receive cash or Valero common stock at the shareholder’s election, subject to proration per the terms of the merger agreement, so that 50% of the total Premcor shares (based on the number of Premcor shares outstanding at completion of the merger on a diluted basis under the treasury stock method) was acquired for cash, with the balance acquired for Valero common stock. Based on the election results, Premcor’s shareholders electing Valero common stock received 0.48233 of a share of

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valero common stock and $37.31 in cash for each share of Premcor common stock. Premcor shareholders electing cash and non-electing shareholders received $72.76 in cash for each share of Premcor common stock. As a result, Valero issued 42.5 million shares of Valero common stock and paid $3.4 billion of cash to Premcor shareholders.
Valero incurred approximately $27 million of transaction costs to consummate the Premcor Acquisition. In addition, Valero issued 7.1 million stock options in exchange for the 7.2 million Premcor stock options outstanding as of September 1, 2005. The stock options issued by Valero had a fair value of $596 million on the date of the merger, which was recorded in “goodwill” and “additional paid-in capital” in Valero’s consolidated balance sheet as of September 30, 2005. The fair value of these stock options issued was estimated using the Black-Scholes option-pricing model.
Valero paid the cash portion of the merger consideration from available cash and proceeds from a $1.5 billion five-year bank term loan due in August 2010 (see Note 7 for additional details related to the $1.5 billion term loan). In addition, Valero assumed Premcor’s existing debt, which had a fair value of $1.9 billion as of September 1, 2005.
The Premcor Acquisition is consistent with Valero’s general business strategy of increasing cash flow and earnings through the acquisition of assets or businesses that are a logical extension of its existing assets or businesses. The addition of Premcor’s assets has also increased the geographic diversity of Valero’s refining network by allowing Valero to expand into the midwestern United States with the addition of Premcor’s Lima and Memphis Refineries. Valero believes that Premcor’s assets provide profit improvement opportunities, which Valero believes it should be able to realize given its history of increasing the reliability, capacity and yields of previously acquired refineries.
The purchase price has been preliminarily allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations which are currently expected to be completed by December 31, 2005. The purchase price and the preliminary purchase price allocation as of September 30, 2005 were as follows (in millions):

Cash paid	$3,377
Transaction costs	27
Less unrestricted cash acquired	(1,061)

Premcor Acquisition, net of cash acquired, as reflected on the consolidated statement of cash flows	2,343
Common stock and stock options issued	3,773

Total purchase price, excluding unrestricted cash acquired	$6,116

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current assets, net of unrestricted cash acquired	$3,475
Property, plant and equipment	5,880
Intangible assets	5
Goodwill	2,529
Deferred charges and other assets	36
Current liabilities, less current portion of long-term debt and capital lease obligations	(2,314)
Long-term debt assumed, including current portion	(1,912)
Capital lease obligation, including current portion	(14)
Deferred income taxes	(1,237)
Other long-term liabilities	(332)

Purchase price, excluding unrestricted cash acquired	$6,116

Aruba Acquisition
On March 5, 2004, Valero completed the purchase of El Paso Corporation’s refinery located on the island of Aruba in the Caribbean Sea (Aruba Refinery), and related marine, bunkering and marketing operations (collectively, Aruba Acquisition). The final purchase price allocation was as follows (in millions):

Current assets	$323
Property, plant and equipment	498
Current liabilities	(172)
Capital lease obligation	(3)
Deferred income taxes	9
Other long-term liabilities	(20)

Total purchase price	635
Less cash acquired	(94)

Purchase price, excluding cash acquired	$541

Unaudited Pro Forma Financial Information
The consolidated statements of income include the results of operations of the Premcor Acquisition and the Aruba Acquisition commencing on September 1, 2005 and March 5, 2004, respectively. The following unaudited pro forma financial information assumes:
•	42.5 million shares of common stock were issued, $1.5 billion of debt was incurred and $1.9 billion of available cash was utilized to fund the Premcor Acquisition on January 1, 2005 and 2004 and

•	15.6 million shares of common stock were sold and approximately $36 million of debt was incurred in connection with the Aruba Acquisition on January 1, 2004.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$27,159	$18,522	$69,226	$49,706
Operating income	1,621	934	4,473	2,696
Net income	1,049	554	2,838	1,548
Earnings per common share	3.44	1.85	9.40	5.14
Earnings per common share — assuming dilution	3.23	1.72	8.76	4.78
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
Sale of Equity Interest in Javelina Joint Venture
In September 2005, Valero entered into an agreement to sell its 20% equity interests in Javelina Company and Javelina Pipeline Company (the Javelina Companies) to MarkWest Energy Partners, L.P. (MarkWest). Javelina Company processes refinery off-gas at a plant in Corpus Christi, Texas. On November 1, 2005, the sale was consummated and Valero received proceeds of $78 million from the sale, resulting in a gain of approximately $55 million in the fourth quarter of 2005. In conjunction with the sale, Valero also entered into gas processing and hydrogen purchase agreements with MarkWest.
4. RESTRICTED CASH
Restricted cash as of September 30, 2005 and December 31, 2004 included $22 million of cash held in trust related to change-in-control payments to be made to former officers and key employees of Ultramar Diamond Shamrock Corporation (UDS) in connection with the UDS Acquisition that occurred in December 2001. Restricted cash as of September 30, 2005 also included $67 million of cash which was restricted to satisfy debt service requirements related to certain debt assumed in the Premcor Acquisition.
5. INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2005	2004
Refinery feedstocks	$2,085	$877
Refined products and blendstocks	2,082	1,200
Convenience store merchandise	90	84
Materials and supplies	218	157

Inventories	$4,475	$2,318

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2005 and December 31, 2004, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $5.9 billion and $1.2 billion, respectively.
In determining the carrying amount of Valero’s inventories as of September 30, 2005, Valero recorded a $621 million charge to “cost of sales” in September 2005 resulting from the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy.
6. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.
As of December 31, 2004, Valero owned approximately 45.7% of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. On July 1, 2005, Valero L.P. completed its acquisition of Kaneb Pipe Line Partners, L.P. (Kaneb Partners) and Kaneb Services LLC (together, the Kaneb Acquisition) in a transaction that included the issuance of Valero L.P. common units in exchange for Kaneb Partners’ units. As a result of the issuance of additional Valero L.P. common units for the Kaneb Acquisition, Valero’s ownership interest in Valero L.P. was reduced to 23.4%. In addition, Valero contributed $29 million to Valero L.P. to maintain Valero’s 2% general partner interest in Valero L.P. Valero’s ownership interest in Valero L.P. remained at 23.4% as of September 30, 2005, which was composed of a 2% general partner interest and a 21.4% limited partner interest represented by 627,530 common units and 9,599,322 subordinated units of Valero L.P. Financial information reported by Valero L.P. for the three and nine months ended September 30, 2005 and 2004 is summarized below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$263	$58	$378	$166
Operating income	57	25	106	74
Net income	45	19	83	59
As of September 30, 2005 and December 31, 2004, Valero’s “receivables, net” included $12 million and $4 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of September 30, 2005 and December 31, 2004, Valero’s “accounts payable” included $21 million and $19 million, respectively, to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees.
Under a services agreement, Valero provides Valero L.P. with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an administrative services fee as prescribed by the services agreement. In addition, Valero charges Valero L.P. for employee costs related to operating and maintenance services performed on certain Valero L.P. assets. Valero also pays Valero L.P. certain fees under separate throughput, handling, terminalling and service agreements with Valero L.P. The following table summarizes the results of transactions with Valero L.P. (in millions):

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Fees and expenses charged by Valero to Valero L.P.	$30	$12	$52	$31
Fees and expenses charged to Valero by Valero L.P.	64	58	177	164
Historically, Valero L.P. has from time to time issued common units to the public, which have diluted Valero’s ownership percentage in Valero L.P. Such issuances have resulted in increases in Valero’s proportionate share of Valero L.P.’s capital because the issuance price per unit exceeded Valero’s carrying amount per unit at the time of issuance. SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” (SAB 51) provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) either in income or directly in equity.
As of June 30, 2005, prior to Valero L.P.’s Kaneb Acquisition, Valero had approximately $7 million in accumulated pre-tax SAB 51 credits related to its investment in Valero L.P. On July 1, 2005, the issuance of common units by Valero L.P. in connection with the Kaneb Acquisition generated an additional pre-tax SAB 51 credit of approximately $142 million for Valero. Valero has not recognized any SAB 51 credits in its consolidated financial statements through September 30, 2005 and is not permitted to do so until its subordinated units convert to common units, which is expected to occur on April 1, 2006. Valero expects to adopt its accounting policy and recognize all of its cumulative SAB 51 credits at that time.
Effective July 1, 2005, Valero acquired Martin Oil Company LLC, a wholesale motor fuel marketer in the midwestern United States, from Valero L.P. The acquisition cost was $26 million, $22 million of which represented working capital acquired in the transaction.
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million. In addition, during the nine months ended September 30, 2005, Valero made the following scheduled debt repayments:
•	$46 million during February 2005 related to its 7.44% medium-term notes,
•	$150 million during March 2005 related to its 8% medium-term notes,
•	$200 million during June 2005 related to its 8.375% notes, and
•	$13 million during August 2005 related to its 6.797% notes.
During the nine months ended September 30, 2005, Valero borrowed and repaid $40 million under its prior $750 million three-year revolving bank credit facility.
In August 2005, Valero replaced its two $750 million revolving bank credit facilities with a $2.5 billion five-year revolving credit facility. The new revolving credit facility matures in August 2010. Borrowings under the new credit facility bear interest at LIBOR plus a margin, or an alternate base rate as defined under the agreement. Valero will also be charged various fees and expenses in connection with the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
facility, including facility fees and letter of credit fees. The interest rate and fees under the revolving bank credit facility are subject to adjustment based upon the credit ratings assigned to Valero’s long-term debt. The facility includes certain restrictive covenants including a coverage ratio and a debt-to-capitalization ratio. As of September 30, 2005, there were no borrowings outstanding under the revolving credit facility and outstanding letters of credit issued under the facility totaled $514 million.
As discussed in Note 3, the cash portion of the Premcor Acquisition was partially financed with proceeds received under a new $1.5 billion five-year bank term loan entered into by Valero in August 2005. The term loan bears interest at LIBOR plus 75 basis points. During September 2005, Valero repaid $700 million of this term loan, resulting in outstanding borrowings of $800 million as of September 30, 2005. During October 2005, Valero repaid an additional $300 million of this term loan.
In connection with the Premcor Acquisition, Valero assumed the following debt obligations, which were recorded at fair value as of September 1, 2005:

	Maturity	Par	Fair Value
Senior notes:
12.5%	2009	$ 161	$ 182
9.25%	2010	175	192
6.75%	2011	210	218
6.125%	2011	200	201
9.5%	2013	350	396
6.75%	2014	200	204
7.5%	2015	300	317
7.75% senior subordinated notes	2012	175	192
Ohio Water Development Authority Environmental Facilities Revenue Bonds	2031	10	10

Debt assumed		$1,781	$1,912

Generally, the debt obligations assumed in the Premcor Acquisition are unsecured with interest payable semi-annually. During September 2005, Valero repurchased $190 million of the 7.75% senior subordinated notes due in February 2012. Also in September 2005, Valero gave notice of its intention to call for redemption the 12.5% senior notes due in January 2009. In October 2005, Valero repurchased these 12.5% senior notes for $182 million.
Valero also assumed two capital lease obligations of Premcor, which had a fair value of $14 million as of September 1, 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STOCKHOLDERS’ EQUITY
Common Stock Issuance
As discussed in Note 3, on September 1, 2005, Valero issued 42.5 million shares of common stock as partial consideration for the Premcor Acquisition. The common stock issued was recorded at a price of $74.82 per share, representing the average price of Valero’s common stock from two days before to two days after the announcement of the Premcor Acquisition in April 2005, resulting in an aggregate recorded amount of $3.2 billion for the common stock issued. In addition, Valero issued stock options with a fair value of $596 million.
2% Mandatory Convertible Preferred Stock
During the nine months ended September 30, 2005, 6,425,743 shares of the preferred stock were converted into 6,367,905 shares of Valero common stock. During October 2005, 347,306 additional shares of the preferred stock were converted into 344,179 shares of Valero common stock.
On October 20, 2005, Valero’s board of directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on December 31, 2005 to holders of record at the close of business on December 30, 2005.
Common Stock Purchases
During the nine months ended September 30, 2005 and 2004, Valero purchased 2.9 million and 8.0 million shares of its common stock at a cost of $188 million and $245 million, respectively, in connection with the administration of its employee benefit plans.
Common Stock Dividends
On October 20, 2005, Valero’s board of directors declared a regular quarterly cash dividend of $0.10 per common share payable December 14, 2005 to holders of record at the close of business on November 9, 2005.
Common Stock Split
On September 15, 2005, Valero’s board of directors approved a two-for-one split of Valero’s common stock, to be effected in the form of a stock dividend, subject to shareholder approval of an amendment to Valero’s certificate of incorporation to increase the number of authorized shares. A special meeting of Valero’s shareholders is scheduled on December 1, 2005. If the amendment to Valero’s certificate of incorporation is approved, the payment of the stock dividend would occur on December 15, 2005 to stockholders of record on December 2, 2005.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. EARNINGS PER COMMON SHARE
Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Earnings per Common Share:
Net income	$862	$434	$2,243	$1,315
Preferred stock dividends	4	3	12	9

Net income applicable to common stock	$858	$431	$2,231	$1,306

Weighted-average common shares outstanding	276	256	263	255

Earnings per common share	$3.11	$1.69	$8.49	$5.13

Earnings per Common Share — Assuming Dilution:
Net income applicable to common equivalent shares	$862	$434	$2,243	$1,315

Weighted-average common shares outstanding	276	256	263	255
Effect of dilutive securities:
Stock options	11	7	10	7
Performance awards and other benefit plans	3	3	3	3
Mandatory convertible preferred stock	4	10	7	10

Weighted-average common equivalent shares outstanding	294	276	283	275

Earnings per common share — assuming dilution	$2.94	$1.57	$7.92	$4.78

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.	STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended
	September 30,
	2005	2004
Decrease (increase) in current assets:
Restricted cash	$132	$19
Receivables, net	(828)	(742)
Inventories	31	(648)
Prepaid expenses and other	40	(7)
Increase (decrease) in current liabilities:
Accounts payable	1,533	937
Accrued expenses	40	198
Taxes other than income taxes	(100)	(21)
Income taxes payable	141	123

Changes in current assets and current liabilities	$989	$(141)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:
•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of long-term debt and capital lease obligations;
•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the Premcor Acquisition and certain minor acquisitions in 2005 and the Aruba Acquisition in 2004, as well as the current assets and current liabilities disposed of in connection with the sale of the Denver Refinery in 2005, all of which are reflected separately in the consolidated statement of cash flows, and the effect of certain noncash investing activities discussed below; and
•	certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.
Noncash investing and financing activities for the nine months ended September 30, 2005 included:
•	the issuance of $3.2 billion (42.5 million shares) of common stock and $596 million of vested employee stock options as partial consideration for the Premcor Acquisition,
•	the conversion of 6,425,743 shares of preferred stock into 6,367,905 shares of Valero common stock as discussed in Note 8, and
•	the recognition of a $28 million capital lease obligation and related capital lease asset pertaining to certain equipment at Valero’s Texas City Refinery.
Noncash investing activities for the nine months ended September 30, 2005 and 2004 included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the Aruba Acquisition. Noncash investing activities for the nine months ended September 30, 2004 also included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the purchase price allocation related to the acquisition of the St. Charles Refinery (St. Charles Acquisition).
There were no significant noncash financing activities for the nine months ended September 30, 2004.
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2005	2004
Interest paid (net of amount capitalized)	$132	$141
Income taxes paid, net of tax refunds received	881	232
11. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Fair value hedges	$10	$(1)	$13	$3
Cash flow hedges	(28)	(1)	(28)	(9)
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses currently reported in “accumulated other comprehensive income” in the consolidated balance sheets will be reclassified into income when the forecasted transactions affect income. During the nine months ended September 30, 2005, Valero recognized in “accumulated other comprehensive income” unrealized after-tax losses of $294 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $182 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of September 30, 2005. Valero expects that all of these cash flow hedges will be reclassified into income over the next 10 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the nine months ended September 30, 2005 and 2004, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. SEGMENT INFORMATION
Segment information for Valero’s two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended September 30, 2005:
Operating revenues from external customers	$21,170	$2,113	$—	$23,283
Intersegment revenues	1,484	—	—	1,484
Operating income (loss)	1,442	21	(152)	1,311

Three months ended September 30, 2004:
Operating revenues from external customers	12,720	1,619	—	14,339
Intersegment revenues	972	—	—	972
Operating income (loss)	760	36	(97)	699

Nine months ended September 30, 2005:
Operating revenues from external customers	50,767	5,501	—	56,268
Intersegment revenues	3,691	—	—	3,691
Operating income (loss)	3,739	78	(355)	3,462

Nine months ended September 30, 2004:
Operating revenues from external customers	34,613	4,615	—	39,228
Intersegment revenues	2,748	—	—	2,748
Operating income (loss)	2,341	122	(293)	2,170
Total assets by reportable segment were as follows (in millions):

	September 30,	December 31,
	2005	2004
Refining	$29,604	$16,068
Retail	1,907	1,706
Corporate	1,263	1,618

Total consolidated assets	$32,774	$19,392

The entire balance of goodwill as of September 30, 2005 and December 31, 2004 has been included in the total assets of the refining reportable segment.
13. STOCK-BASED COMPENSATION
Valero accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”
Because Valero accounts for its employee stock compensation plans using the intrinsic value method, compensation cost is not recognized in the consolidated statements of income for Valero’s fixed stock option plans as all options granted have an exercise price equal to the market value of the underlying

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock on the date of grant. Had compensation cost for Valero’s fixed stock option plans been determined based on the grant-date fair value of awards consistent with the alternative method set forth in Statement No. 123, Valero’s net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$858	$431	$2,231	$1,306
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)	(3)	(13)	(12)

Pro forma net income applicable to common stock	$854	$428	$2,218	$1,294

Earnings per common share:
As reported	$3.11	$1.69	$8.49	$5.13
Pro forma	3.09	1.67	8.43	5.08

Net income, as reported	$862	$434	$2,243	$1,315
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)	(3)	(13)	(12)

Pro forma net income	$858	$431	$2,230	$1,303

Earnings per common share — assuming dilution:
As reported	$2.94	$1.57	$7.92	$4.78
Pro forma	2.92	1.56	7.88	4.73
See Note 2 for a discussion of FASB Statement No. 123 (revised 2004) and the SEC’s amended Rule 4-01(a) of Regulation S-X, which will require Valero to change its accounting for stock-based compensation beginning in 2006. Upon adoption of Statement No. 123R, Valero will change its attribution approach for grants that have retirement-eligibility provisions from the nominal vesting period approach utilized in the pro forma information presented above to the non-substantive vesting period approach. If the non-substantive vesting period approach had been used by Valero, the impact on the pro forma net income applicable to common stock and pro forma net income amounts reflected above would have been less than $3 million for each of the periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to Valero’s defined benefit plans, including those assumed in the Premcor Acquisition, were as follows for the three and nine months ended September 30, 2005 and 2004 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2005	2004	2005	2004
Three months ended September 30:
Components of net periodic benefit cost:
Service cost	$17	$13	$3	$2
Interest cost	14	13	5	4
Expected return on plan assets	(13)	(10)	—	—
Amortization of:
Prior service cost	1	1	(2)	(1)
Net loss	3	1	1	1

Net periodic benefit cost	$22	$18	$7	$6

Nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$50	$41	$7	$6
Interest cost	41	37	13	12
Expected return on plan assets	(36)	(31)	—	—
Amortization of:
Prior service cost	2	2	(5)	(5)
Net loss	7	3	5	5

Net periodic benefit cost	$64	$52	$20	$18

Valero’s anticipated contributions to its pension plans during 2005 have not changed from amounts previously disclosed in Valero’s consolidated financial statements for the year ended December 31, 2004. Valero has no minimum required contributions to its qualified pension plans during 2005 under the Employee Retirement Income Security Act. For the nine months ended September 30, 2005 and 2004, Valero contributed $60 million and $73 million, respectively, to its qualified pension plans.
In connection with the Premcor Acquisition, Valero became the plan sponsor for three additional pension plans and two additional other postretirement benefit plans. Prior to September 1, 2005, Premcor had contributed $20 million to the former Premcor pension plans; Valero does not plan to make further contributions to these plans in 2005.
15. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of December 31, 2004, Valero had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which was to mature in October 2005. In August 2005, Valero amended this agreement to, among other things: (i) remove the credit card receivables from the eligible pool of receivables,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(ii) increase the size of the facility by $400 million to $1 billion, and (iii) extend the maturity date to August 2008. As of September 30, 2005 and December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $1 billion and $600 million, respectively.
Contingent Earn-Out Agreements
In the second quarter of 2005 and 2004, Valero made earn-out contingency payments of $35 million each year to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc., which were recorded as increases to “goodwill.” In January 2005, Valero also made a previously accrued earn-out payment related to the St. Charles Acquisition of $50 million.
The Delaware City Refinery was acquired by Premcor in May 2004 from Motiva Enterprises LLC (Motiva). In connection with that acquisition, Motiva is entitled to receive two separate annual earn-out contingency payments depending on (a) the amount of crude oil processed at the refinery and the level of refining margins for the three years following the acquisition, and (b) the achievement of certain performance criteria at the refinery’s gasification facility for the two years following the acquisition. For the first year following the acquisition, Premcor paid the $25 million annual maximum amount under the margin contingency but was not obligated to make any payment related to the gasification facility performance.
The following table summarizes the aggregate payments made by Valero and payment limitations related to the following acquisitions (in millions). The margin contingency payment for the Delaware City Refinery reflected below was made by Premcor prior to its acquisition by Valero.

	Aggregate
	Payments	Annual
	Made Through	Maximum	Aggregate
	September 30, 2005	Limit	Limit
Basis Petroleum, Inc.	$174	$35	$200
St. Charles Refinery	50	50	175
Delaware City Refinery:
Margin contingency	25	25	75
Gasification facility performance	—	25	50
Environmental Matters
The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards. The EPA’s Tier II standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline (which began in 2004) and diesel fuel sold to highway consumers (beginning in 2006). Most of Valero’s refineries are being modified to comply with the Tier II gasoline and diesel standards. Valero believes that capital expenditures of approximately $2.6 billion will be required through 2008 for its refineries to meet the Tier II specifications, of which approximately $1.8 billion has been spent through September 30, 2005. This estimate includes post-acquisition investments at the former Premcor refineries and amounts related to projects at five Valero refineries to provide hydrogen necessary for removing sulfur from gasoline and diesel. Valero expects that its cost estimates will change as additional engineering is completed and progress is made toward construction of these various projects.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EPA’s Section 114 Initiative. In 2000, the EPA issued to Valero an information request pursuant to Section 114 of the Clean Air Act as part of the EPA’s National Petroleum Refinery Initiative to reduce air emissions (Initiative). On June 16, 2005, the EPA and the U.S. Department of Justice (DOJ) announced a comprehensive settlement with Valero in connection with the Initiative. The states of Colorado, Louisiana, New Jersey, Oklahoma and Texas joined the EPA in the settlement. The EPA’s consent decree (lodged June 16, 2005 in the U.S. District Court for the Western District of Texas) will require Valero to invest approximately $785 million in environmental projects through 2012 to reduce emissions across Valero’s U.S. refining system. All state and federal comment periods applicable to the consent decree have lapsed. Valero expects the court to enter the decree in the fourth quarter of 2005.
Three refineries acquired by Valero in the Premcor Acquisition (the Port Arthur, Memphis and Lima Refineries) had also received several information requests from the EPA in connection with the Initiative (the Delaware City Refinery is already subject to a Section 114 settlement). The EPA recently invited Valero to enter into Initiative settlement discussions concerning these three refineries. Valero expects to begin settlement meetings with the EPA in the near future. Valero expects to incur penalties and related expenses in connection with a potential settlement, but Valero believes that any settlement penalties will be immaterial to its results of operations and financial position. In addition, Valero expects that a settlement will require significant capital improvements or changes in operating parameters, or both, at the three refineries.
Houston/Galveston SIP. Valero’s Houston and Texas City Refineries are located in the Houston-Galveston ozone nonattainment area, which was classified as “severe” under the EPA’s one-hour ambient air quality standard for ozone. In December 2002, the Texas Commission on Environmental Quality (TCEQ) developed a plan to bring the Houston-Galveston area into compliance with the one-hour standard. The TCEQ plan requires industry sources to reduce emissions of nitrogen oxides (NOx) by an average of 80% from a 1997-1999 average actual emissions baseline, and an area-wide 64% reduction in certain “highly reactive” volatile organic compounds (HRVOCs). Per the TCEQ’s plan, Valero is required to install NOx and HRVOC controls and monitoring equipment and implement certain operating practices during 2005-2007 at its Houston and Texas City Refineries at a cost estimated by Valero to be approximately $68 million.
In April 2004, the EPA designated the Houston-Galveston area as being in “moderate” nonattainment of the EPA’s eight-hour ambient air quality standard for ozone, and established an attainment deadline (under the eight-hour standard) of 2010. Effective June 2005, the EPA revoked its one-hour standard for ozone compliance in favor of the stricter eight-hour standard. However, because of “anti-backsliding” provisions of the EPA’s eight-hour ozone regulations, the TCEQ was required to retain the NOx and HRVOC regulations established for the prior one-hour standard. Accordingly, Valero must install the NOx and HRVOC controls and monitoring equipment required under the TCEQ’s regulations for the prior one-hour standard. The EPA’s eight-hour ozone standard will require the TCEQ to design and submit to the EPA by 2007 a proposed state implementation plan for the eight-hour standard, which likely will require additional controls by 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation
Union Oil Company of California v. Valero Energy Corporation, United States District Court, Central District of California (filed January 22, 2002). In 2002, Union Oil Company of California (Unocal) sued Valero alleging patent infringement. The complaint sought a 5.75 cent per gallon royalty on all reformulated gasoline infringing on Unocal’s '393 and '126 patents as well as treble damages for Valero’s alleged willful infringement of Unocal’s patents and Valero’s alleged conduct to induce others to infringe the patents. In accordance with the Federal Trade Commission’s consent decree approving Chevron Corporation’s acquisition of Unocal, Unocal’s lawsuit against Valero was required to be dismissed after completion of the acquisition on August 10, 2005. The parties’ agreed motion to dismiss was granted by the court on August 23, 2005.
MTBE Litigation
As of October 31, 2005, Valero was named as a defendant in 64 cases alleging liability related to MTBE contamination in groundwater. (Premcor, now included within “Valero,” was also separately named in 53 of these cases.) The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. Valero is named in these suits together with many other refining industry companies. Valero is being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. Valero does not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The suits generally seek individual, unquantified compensatory and punitive damages and attorneys’ fees. All but one of these cases have been removed to federal court by the defendants and have been consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Four of these cases have been selected by the court as focus cases for discovery and pre-trial motions. Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases. Valero believes that it has strong defenses to these claims and is vigorously defending the cases. Valero believes that an adverse result in any one of these suits would not have a material effect on its results of operations or financial position. However, Valero believes that an adverse result in all or a substantial number of these cases could have a material effect on Valero’s results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Rosolowski v. Clark Refining & Marketing, Inc., et al., Judicial Circuit Court, Cook County, Illinois (Case No. 95-L 014703). This class action lawsuit, filed October 11, 1995, relates in part to a release to the atmosphere of spent catalyst containing low levels of heavy metals from the now-closed Blue Island, Illinois refinery on October 7, 1994. The release resulted in the temporary evacuation of certain areas near the refinery. The case was certified as a class action in 2000 with three classes: (1) persons purportedly affected by the October 7, 1994 catalyst release, but with no permanent health effects; (2) persons with medical expenses for dependents purportedly affected by the October 7, 1994 release; and (3) local residents claiming property damage or who have suffered loss of use and enjoyment of their property over a period of several years. The lawsuit was once consolidated with another purported class action, but was recently deconsolidated in anticipation of the beginning of trial. Trial began October 31, 2005. Valero believes that an adverse result in this case could have a material effect on Valero’s results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in this case cannot reasonably be made.

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
16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the Premcor Acquisition on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), an indirect wholly owned subsidiary of Valero Energy Corporation:
•	9.25% senior notes due February 2010,
•	6.75% senior notes due February 2011,
•	6.125% senior notes due February 2011,
•	9.5% senior notes due February 2013,
•	6.75% senior notes due February 2014,
•	7.5% senior notes due June 2015, and
•	Ohio Water Development Authority Environmental Facilities Revenue Bonds due December 2031.
In addition, PRG has fully and unconditionally guaranteed all of the outstanding debt issued by Valero Energy Corporation.
The following condensed consolidating financial information is provided for Valero Energy Corporation and PRG as an alternative to providing separate financial statements for PRG for the periods subsequent to the Premcor Acquisition. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of September 30, 2005 (unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$221	$25	$491	$—	$737
Restricted cash	22	11	57	—	90
Receivables, net	4	899	2,651	(1)	3,553
Inventories	—	1,350	3,125	—	4,475
Deferred income taxes	5	—	147	(152)	—
Prepaid expenses and other	1	160	96	—	257

Total current assets	253	2,445	6,567	(153)	9,112

Property, plant and equipment, at cost	—	4,646	14,865	—	19,511
Accumulated depreciation	—	(10)	(2,349)	—	(2,359)

Property, plant and equipment, net	—	4,636	12,516	—	17,152

Intangible assets, net	—	5	302	—	307
Goodwill	—	2,529	2,434	—	4,963
Investment in subsidiaries	6,813	438	3,429	(10,680)	—
Long-term notes receivable from affiliates	11,695	—	—	(11,695)	—
Investment in Valero L.P.	—	—	292	—	292
Deferred income taxes	195	—	—	(195)	—
Deferred charges and other assets, net	123	42	800	(17)	948

Total assets	$19,079	$10,095	$26,340	$(22,740)	$32,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$220	$—	$49	$—	$269
Accounts payable	21	941	5,007	—	5,969
Accrued expenses	140	102	742	—	984
Taxes other than income taxes	—	50	420	—	470
Income taxes payable	124	—	51	(1)	174
Deferred income taxes	—	273	—	(152)	121

Total current liabilities	505	1,366	6,269	(153)	7,987

Long-term debt and capital lease obligations, less current portion	4,387	1,539	183	—	6,109

Long-term notes payable to affiliates	—	1,926	9,769	(11,695)	—

Deferred income taxes	—	1,064	2,551	(195)	3,420

Other long-term liabilities	376	334	754	—	1,464

Stockholders’ equity:
Preferred stock	76	—	—	—	76
Common stock	3	—	1	(1)	3
Additional paid-in capital	8,307	4,020	4,011	(8,048)	8,290
Treasury stock	(83)	—	—	—	(83)
Retained earnings (accumulated deficit)	5,359	(154)	2,709	(2,555)	5,359
Accumulated other comprehensive income	149	—	93	(93)	149

Total stockholders’ equity	13,811	3,866	6,814	(10,697)	13,794

Total liabilities and stockholders’ equity	$19,079	$10,095	$26,340	$(22,740)	$32,774

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2005 (unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$5,447	$17,995	$(159)	$23,283

Costs and expenses:
Cost of sales	—	5,726	15,071	(159)	20,638
Refining operating expenses	—	83	689	—	772
Retail selling expenses	—	—	201	—	201
General and administrative expenses	—	14	115	—	129
Depreciation and amortization expense	—	11	221	—	232

Total costs and expenses	—	5,834	16,297	(159)	21,972

Operating income (loss)	—	(387)	1,698	—	1,311
Equity in earnings (loss) of subsidiaries (2)	836	77	(231)	(682)	—
Equity in earnings of Valero L.P.	—	—	13	—	13
Other income (expense), net	126	3	9	(127)	11
Interest and debt expense:
Incurred	(85)	(9)	(118)	127	(85)
Capitalized	—	3	15	—	18

Income (loss) before income tax expense	877	(313)	1,386	(682)	1,268
Income tax expense (benefit) (3)	15	(159)	550	—	406

Net income (loss)	862	(154)	836	(682)	862
Preferred stock dividends	4	—	—	—	4

Net income (loss) applicable to common stock	$858	$(154)	$836	$(682)	$858

(1)	Cost of sales of PRG for the three months ended September 30, 2005 includes the effect of a $621 million LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy.

(2)	Equity in loss of subsidiary in the “Other Non-Guarantor Subsidiaries” column differs from PRG’s net loss due to the exclusion of PRG’s equity in earnings of subsidiaries from PRG’s income to avoid duplication. The earnings of PRG’s subsidiaries are included on a line-by-line basis in the “Other Non-Guarantor Subsidiaries” column.

(3)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (loss) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2005 (unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$5,447	$51,371	$(550)	$56,268

Costs and expenses:
Cost of sales	—	5,726	44,213	(550)	49,389
Refining operating expenses	—	83	1,855	—	1,938
Retail selling expenses	—	—	561	—	561
General and administrative expenses	2	14	287	—	303
Depreciation and amortization expense	—	11	604	—	615

Total costs and expenses	2	5,834	47,520	(550)	52,806

Operating income (loss)	(2)	(387)	3,851	—	3,462
Equity in earnings (loss) of subsidiaries (2)	2,151	77	(231)	(1,997)	—
Equity in earnings of Valero L.P.	—	—	32	—	32
Other income (expense), net	396	3	13	(416)	(4)
Interest and debt expense:
Incurred	(250)	(9)	(387)	416	(230)
Capitalized	—	3	36	—	39

Income (loss) before income tax expense	2,295	(313)	3,314	(1,997)	3,299
Income tax expense (benefit) (3)	52	(159)	1,163	—	1,056

Net income (loss)	2,243	(154)	2,151	(1,997)	2,243
Preferred stock dividends	12	—	—	—	12

Net income (loss) applicable to common stock	$2,231	$(154)	$2,151	$(1,997)	$2,231

(1)	Cost of sales of PRG for the nine months ended September 30, 2005 includes the effect of a $621 million LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy.

(2)	Equity in loss of subsidiary in the “Other Non-Guarantor Subsidiaries” column differs from PRG’s net loss due to the exclusion of PRG’s equity in earnings of subsidiaries from PRG’s income to avoid duplication. The earnings of PRG’s subsidiaries are included on a line-by-line basis in the “Other Non-Guarantor Subsidiaries” column.

(3)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (loss) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2005 (unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$140	$79	$3,626	$—	$3,845

Cash flows from investing activities:
Capital expenditures	—	(66)	(1,223)	—	(1,289)
Deferred turnaround and catalyst costs	—	(6)	(256)	—	(262)
Premcor Acquisition, net of cash acquired	(2,343)	—	—	—	(2,343)
Net intercompany (loans) receipts	1,949	—	—	(1,949)	—
Other investing activities, net	(35)	—	(40)	—	(75)

Net cash used in investing activities	(429)	(72)	(1,519)	(1,949)	(3,969)

Cash flows from financing activities:
Long-term debt borrowings, net of issuance costs	1,537	—	—	—	1,537
Long-term debt repayments	(1,231)	(190)	—	—	(1,421)
Purchase of treasury stock	(188)	—	—	—	(188)
Net intercompany borrowings (repayments)	—	208	(2,157)	1,949	—
Other financing activities, net	70	—	(2)	—	68

Net cash provided by (used in) financing activities	188	18	(2,159)	1,949	(4)

Effect of foreign exchange rate changes on cash	—	—	1	—	1

Net increase (decrease) in cash and temporary cash investments	(101)	25	(51)	—	(127)
Cash and temporary cash investments at beginning of period	322	—	542	—	864

Cash and temporary cash investments at end of period	$221	$25	$491	$—	$737

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q, including without limitation the discussion below under the heading “Results of Operations — Outlook,” contains certain estimates, predictions, projections, assumptions and other “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may” and similar expressions. These forward-looking statements include, among other things, statements regarding:
•	the synergies and accretion to reported earnings estimated to result from the merger of Premcor into Valero (Premcor Acquisition) and level of costs and expenses to be incurred by Valero in connection with the Premcor Acquisition;
•	various actions to be taken or requirements to be met in connection with integrating Valero and Premcor after the Premcor Acquisition;
•	revenue, income and operations of Valero after the Premcor Acquisition;
•	future refining margins, including gasoline and distillate margins;
•	future retail margins, including gasoline, diesel, home heating oil and convenience store merchandise margins;
•	expectations regarding feedstock costs, including crude oil discounts, and operating expenses;
•	anticipated levels of crude oil and refined product inventories;
•	Valero’s anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on Valero’s results of operations;
•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada and elsewhere;
•	expectations regarding environmental and other regulatory initiatives; and
•	the effect of general economic and other conditions on refining and retail industry fundamentals.
Valero’s forward-looking statements are based on its beliefs and assumptions derived from information available at the time the statements are made. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:
•	expected cost savings from the Premcor Acquisition may not be fully realized or realized within the expected time frame, and costs or expenses relating to the Premcor Acquisition may be higher than expected;
•	revenues or margins following the Premcor Acquisition may be lower than expected;
•	costs or difficulties related to the integration of the businesses of Valero and Premcor may be greater than expected;
•	acts of terrorism aimed at Valero’s facilities or other facilities that could impair Valero’s ability to produce or transport refined products or receive feedstocks;
•	political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East and South America;

•	the domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;
•	the domestic and foreign supplies of crude oil and other feedstocks;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;
•	the level of consumer demand, including seasonal fluctuations;
•	refinery overcapacity or undercapacity;
•	the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions;
•	environmental and other regulations at both the state and federal levels and in foreign countries;
•	the level of foreign imports of refined products;
•	accidents or other unscheduled shutdowns affecting Valero’s refineries, machinery, pipelines or equipment, or those of Valero’s suppliers or customers;
•	changes in the cost or availability of transportation for feedstocks and refined products;
•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;
•	cancellation of or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
•	earthquakes, hurricanes, tornadoes and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks and refined products;
•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
•	legislative or regulatory action, including the introduction or enactment of federal, state or foreign legislation or rulemakings, which may adversely affect Valero’s business or operations;
•	changes in the credit ratings assigned to Valero’s debt securities and trade credit;
•	changes in currency exchange rates, including the value of the Canadian dollar relative to the U.S. dollar; and
•	overall economic conditions.
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

Overview
As of September 30, 2005, Valero, an independent refining and marketing company, owned and operated 18 refineries in the United States, Canada and Aruba with a combined throughput capacity, including crude oil and other feedstocks, of approximately 3.3 million barrels per day.
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
Valero’s profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Since nearly 65% of Valero’s total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, Valero’s profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil discount.” During the third quarter of 2005, Valero continued to benefit from the same positive industry fundamentals experienced in the previous quarters of 2005. In particular, gasoline and distillate margins rose sharply beginning in late August and continuing through September due to the effect that Hurricanes Katrina and Rita had on the supply of these refined products. Overall, gasoline and distillate margins more than doubled compared to the third quarter of 2004. In addition, sour crude oil discounts improved in the third quarter of 2005 compared to the already strong discounts experienced in the third quarter of 2004. The sharp rise in gasoline and distillate margins combined with the strong sour crude oil discounts contributed to a significant increase in operating income in the third quarter of 2005 compared to the third quarter of 2004.
On September 1, 2005, Valero completed its merger with Premcor. Premcor owned and operated refineries in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware, with a combined crude oil throughput capacity of approximately 800,000 barrels per day. For the month of September 2005, these four refineries generated approximately $330 million of operating income, excluding the effect of a $621 million LIFO charge discussed below, and the Premcor Acquisition contributed approximately $0.44 per share to Valero’s earnings.
Operationally, the aftermath of Hurricane Katrina resulted in the shutdown of the St. Charles Refinery for nine days and reduced production at the Krotz Springs, Ardmore, Lima and Memphis Refineries. In late September, Hurricane Rita reduced operations at the Corpus Christi East and West Refineries and ultimately shut down operations at the Houston, Texas City and Port Arthur Refineries. The Port Arthur Refinery suffered damage from Hurricane Rita but resumed near-normal operations in mid-October.
The positive industry fundamentals experienced during the third quarter and nine months ended September 30, 2005, combined with the incremental income generated from the Premcor Acquisition, resulted in net income for the third quarter of 2005 that was almost double the net income for the third quarter of 2004, and net income for the nine months ended September 30, 2005 that was over 70% higher than the net income reported for the nine months ended September 30, 2004. Valero reported net income of $862 million, or $2.94 per share, for the third quarter of 2005, compared to $434 million, or $1.57 per share, for the third quarter of 2004, and net income of $2.2 billion, or $7.92 per share, for the nine months ended September 30, 2005, compared to $1.3 billion, or $4.78 per share, for the nine months ended September 30, 2004. The reported net income for both the third quarter and the nine months ended September 30, 2005 included the unfavorable effect of a $621 million pre-tax LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy.
RESULTS OF OPERATIONS
Third Quarter 2005 Compared to Third Quarter 2004
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2005 (a)	2004	Change
Operating revenues (b)	$23,283	$14,339	$8,944

Costs and expenses:
Cost of sales (a) (b)	20,638	12,683	7,955
Refining operating expenses	772	529	243
Retail selling expenses	201	177	24
General and administrative expenses	129	87	42
Depreciation and amortization expense:
Refining	187	140	47
Retail	22	14	8
Corporate	23	10	13

Total costs and expenses	21,972	13,640	8,332

Operating income	1,311	699	612
Equity in earnings of Valero L.P.	13	10	3
Other income, net	11	7	4
Interest and debt expense:
Incurred	(85)	(73)	(12)
Capitalized	18	10	8

Income before income tax expense	1,268	653	615
Income tax expense	406	219	187

Net income	862	434	428
Preferred stock dividends	4	3	1

Net income applicable to common stock	$858	$431	$427

Earnings per common share — assuming dilution	$2.94	$1.57	$1.37

See the footnote references on page 37.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended September 30,
	2005 (a)	2004	Change
Refining:
Operating income (a)	$1,442	$760	$682
Throughput margin per barrel (c)	$13.43	$6.92	$6.51
Operating costs per barrel:
Refining operating expenses	$3.43	$2.56	$0.87
Depreciation and amortization	0.83	0.68	0.15

Total operating costs per barrel	$4.26	$3.24	$1.02

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	484	508	(24)
Medium/light sour crude	579	635	(56)
Acidic sweet crude	125	89	36
Sweet crude	668	507	161
Residuals	248	176	72
Other feedstocks	114	114	—

Total feedstocks	2,218	2,029	189
Blendstocks and other	227	214	13

Total throughput volumes	2,445	2,243	202

Yields (thousand barrels per day):
Gasolines and blendstocks	1,165	1,050	115
Distillates	741	674	67
Petrochemicals	66	71	(5)
Other products (d)	464	455	9

Total yields	2,436	2,250	186

Retail — U.S.:
Operating income	$5	$22	$(17)
Company-operated fuel sites (average)	1,029	1,103	(74)
Fuel volumes (gallons per day per site)	4,966	4,787	179
Fuel margin per gallon	$0.121	$0.128	$(0.007)
Merchandise sales	$250	$247	$3
Merchandise margin (percentage of sales)	30.1%	27.8%	2.3%
Margin on miscellaneous sales	$33	$25	$8
Retail selling expenses	$145	$127	$18
Depreciation and amortization expense	$16	$8	$8

Retail — Northeast:
Operating income	$16	$14	$2
Fuel volumes (thousand gallons per day)	3,122	3,148	(26)
Fuel margin per gallon	$0.206	$0.190	$0.016
Merchandise sales	$42	$38	$4
Merchandise margin (percentage of sales)	25.0%	23.9%	1.1%
Margin on miscellaneous sales	$8	$7	$1
Retail selling expenses	$56	$50	$6
Depreciation and amortization expense	$6	$6	$—

See the footnote references on page 37.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2005 (a)	2004	Change
Gulf Coast:
Operating income	$1,163	$488	$675
Throughput volumes (thousand barrels per day) (f)	1,328	1,273	55
Throughput margin per barrel (c)	$13.82	$7.34	$6.48
Operating costs per barrel:
Refining operating expenses	$3.52	$2.54	$0.98
Depreciation and amortization	0.77	0.63	0.14

Total operating costs per barrel	$4.29	$3.17	$1.12

Mid-Continent (g):
Operating income	$345	$37	$308
Throughput volumes (thousand barrels per day) (f)	352	291	61
Throughput margin per barrel (c)	$14.85	$4.77	$10.08
Operating costs per barrel:
Refining operating expenses	$3.39	$2.71	$0.68
Depreciation and amortization	0.80	0.64	0.16

Total operating costs per barrel	$4.19	$3.35	$0.84

Northeast:
Operating income	$279	$100	$179
Throughput volumes (thousand barrels per day) (f)	451	381	70
Throughput margin per barrel (c)	$10.27	$5.33	$4.94
Operating costs per barrel:
Refining operating expenses	$2.79	$1.89	$0.90
Depreciation and amortization	0.76	0.59	0.17

Total operating costs per barrel	$3.55	$2.48	$1.07

West Coast:
Operating income	$276	$135	$141
Throughput volumes (thousand barrels per day)	314	298	16
Throughput margin per barrel (c)	$14.78	$9.29	$5.49
Operating costs per barrel:
Refining operating expenses	$4.00	$3.40	$0.60
Depreciation and amortization	1.22	1.00	0.22

Total operating costs per barrel	$5.22	$4.40	$0.82

Operating income for regions above	$2,063	$760	$1,303
LIFO charge (see Note 5 in Condensed Notes to Consolidated Financial Statements)	(621)	—	(621)

Total refining operating income	$1,442	$760	$682

See the footnote references on page 37.

Average Market Reference Prices and Differentials (h)
(dollars per barrel)

	Three Months Ended September 30,
	2005	2004	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$63.05	$43.82	$19.23
WTI less sour crude oil at U.S. Gulf Coast (i)	5.26	4.95	0.31
WTI less Alaska North Slope (ANS) crude oil	2.26	2.06	0.20
WTI less Maya crude oil	15.46	11.65	3.81

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	19.38	7.24	12.14
No. 2 fuel oil less WTI	13.48	4.42	9.06
Propylene less WTI	(4.95)	4.44	(9.39)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	17.41	8.18	9.23
Low-sulfur diesel less WTI	16.35	7.89	8.46
U.S. Northeast:
Conventional 87 gasoline less WTI	15.98	7.83	8.15
No. 2 fuel oil less WTI	12.47	5.29	7.18
Lube oils less WTI	32.32	21.40	10.92
U.S. West Coast:
CARBOB 87 gasoline less ANS	25.54	18.84	6.70
Low-sulfur diesel less ANS	24.56	15.77	8.79

The following notes relate to references on pages 34 through 37.

(a)	Includes the operations related to the Premcor Acquisition commencing on September 1, 2005. Cost of sales and refining operating income presented for the three months ended September 30, 2005 include the effect of a $621 million LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy. This charge was excluded from the consolidated and regional throughput margins per barrel and the regional operating income amounts presented herein in order to make the information presented comparable between periods.

(b)	Operating revenues and cost of sales both include approximately $2.3 billion for the three months ended September 30, 2005, and approximately $1.3 billion for the three months ended September 30, 2004, related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements. For further explanation of this accounting treatment, see the explanation of EITF No. 04-13 in Note 2 of Condensed Notes to Consolidated Financial Statements.

(c)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(d)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke and asphalt.

(e)	The regions reflected herein contain the following refineries subsequent to the Premcor Acquisition: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, Memphis and Lima Refineries; the Northeast refining region includes the Quebec, Paulsboro and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(f)	Throughput volumes for the Gulf Coast, Mid-Continent and Northeast regions for the three months ended September 30, 2005 include 66,000, 100,000 and 66,000 barrels per day, respectively, related to the operations of the refineries acquired from Premcor commencing on September 1, 2005. Throughput volumes for those acquired refineries for the 30 days of their operations subsequent to the acquisition date of September 1, 2005 were 203,000, 306,000, and 203,000 barrels per day, respectively, for the Gulf Coast, Mid-Continent and Northeast regions.

(g)	For the three months ended September 30, 2004, the information presented for the Mid-Continent region includes the operations of the Denver Refinery, which was sold on May 31, 2005 to Suncor. Throughput volumes for the Mid-Continent region for the third quarter of 2004 include 38,000 barrels per day related to the Denver Refinery.

(h)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(i)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.
General
Operating revenues increased 62% for the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income and net income for the three months ended September 30, 2005 increased significantly compared to the three months ended September 30, 2004 despite the unfavorable impact in the third quarter of 2005 of a $621 million pre-tax, or $1.43 per share, LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy. Operating income increased $612 million, or 88%, and net income increased $428 million, or 99%, from the third quarter of 2004 to the third quarter of 2005 due primarily to a $682 million increase in refining segment operating income, partially offset by a $55 million increase in general and administrative expenses (including corporate depreciation and amortization expense) and a $15 million decrease in retail operating income.
Refining
Operating income for Valero’s refining segment increased from $760 million for the third quarter of 2004 to $1.4 billion for the third quarter of 2005, resulting from an increase in refining throughput margin of $6.51 per barrel, or 94%, and an increase in throughput volumes due to the acquisition of four refineries from Premcor on September 1, 2005. The increase in operating income was partially offset by increased refining operating expenses (including depreciation and amortization expense) of $290 million.
Refining total throughput margin for the third quarter of 2005 increased primarily due to the following factors:
•	Gasoline and distillate margins increased significantly in all of Valero’s refining regions in the third quarter of 2005 compared to the third quarter of 2004, more than doubling in three of the four regions. The higher refined product margins for the third quarter of 2005 were primarily due to the impact of Hurricanes Katrina and Rita, which reduced the supply of refined products as refineries along the Gulf Coast reduced or shut down their operations in anticipation of the hurricanes.
•	Discounts on Valero’s sour crude oil feedstocks during the third quarter of 2005 increased compared to the third quarter of 2004 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, discounts on sour crude oil feedstocks continued to benefit from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required most refineries to lower the sulfur content of the gasoline they produce, and (ii) a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.
•	Throughput volumes increased 202,000 barrels per day in the third quarter of 2005 compared to the third quarter of 2004 due to the incremental throughput from the four refineries acquired from Premcor on September 1, 2005.

Partially offsetting the above increases in throughput margin were lower margins on other refined products such as petroleum coke, sulfur, No. 6 fuel oil, asphalt and propylene due to a significant increase in the price of crude oil from the third quarter of 2004 to the third quarter of 2005.
Refining operating expenses were 46% higher for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, due primarily to the Premcor Acquisition on September 1, 2005, higher energy costs and increases in maintenance expense, insurance expense, catalyst and chemicals, and professional fees and outside services. Refining depreciation and amortization expense increased 34% from the third quarter of 2004 to the third quarter of 2005 primarily due to increased turnaround and catalyst amortization, the Premcor Acquisition, the implementation of new capital projects and the write-off of costs in 2005 resulting from the decision to rebrand wholesale sites marketing under the Diamond Shamrock brand to the Valero brand.
Retail
Retail operating income was $21 million for the quarter ended September 30, 2005 compared to $36 million for the quarter ended September 30, 2004. The decrease was attributable primarily to increased selling expenses in Valero’s U.S. retail operations mainly as a result of higher credit card processing fees attributable to higher retail fuel prices.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, increased $55 million from the third quarter of 2004 to the third quarter of 2005. The increase was primarily due to the Premcor Acquisition on September 1, 2005 and increases in employee compensation and benefits of approximately $36 million between the quarters, mainly related to the recognition of increased variable compensation expense.
Interest and debt expense incurred increased $12 million from the third quarter of 2004 to the third quarter of 2005 primarily as a result of additional debt incurred to fund the Premcor Acquisition and interest expense incurred on the debt assumed in the Premcor Acquisition.
Income tax expense increased $187 million from the third quarter of 2004 to the third quarter of 2005 mainly as a result of higher operating income. Valero’s effective tax rate for the quarter ended September 30, 2005 decreased from the quarter ended September 30, 2004 as a higher percentage of Valero’s pre-tax income was contributed by the Aruba Refinery, the operations of which are non-taxable in Aruba through December 31, 2010.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Financial Highlights
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2005 (a)	2004 (b)	Change
Operating revenues (c)	$56,268	$39,228	$17,040

Costs and expenses:
Cost of sales (a) (c)	49,389	34,260	15,129
Refining operating expenses	1,938	1,553	385
Retail selling expenses	561	518	43
General and administrative expenses	303	263	40
Depreciation and amortization expense:
Refining	504	392	112
Retail	59	42	17
Corporate	52	30	22

Total costs and expenses	52,806	37,058	15,748

Operating income	3,462	2,170	1,292
Equity in earnings of Valero L.P.	32	29	3
Other income (expense), net	(4)	4	(8)
Interest and debt expense:
Incurred	(230)	(222)	(8)
Capitalized	39	27	12

Income before income tax expense	3,299	2,008	1,291
Income tax expense	1,056	693	363

Net income	2,243	1,315	928
Preferred stock dividends	12	9	3

Net income applicable to common stock	$2,231	$1,306	$925

Earnings per common share — assuming dilution	$7.92	$4.78	$3.14

See the footnote references on page 43.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Nine Months Ended September 30,
	2005 (a)	2004 (b)	Change
Refining:
Operating income (a)	$3,739	$2,341	$1,398
Throughput margin per barrel (d)	$10.80	$7.31	$3.49
Operating costs per barrel:
Refining operating expenses	$3.08	$2.65	$0.43
Depreciation and amortization	0.80	0.67	0.13

Total operating costs per barrel	$3.88	$3.32	$0.56

Throughput volumes (thousand barrels per day) (e):
Feedstocks:
Heavy sour crude	495	472	23
Medium/light sour crude	582	564	18
Acidic sweet crude	112	100	12
Sweet crude	591	534	57
Residuals	183	127	56
Other feedstocks	124	133	(9)

Total feedstocks	2,087	1,930	157
Blendstocks and other	220	208	12

Total throughput volumes	2,307	2,138	169

Yields (thousand barrels per day):
Gasolines and blendstocks	1,086	1,036	50
Distillates	697	638	59
Petrochemicals	67	70	(3)
Other products (f)	459	402	57

Total yields	2,309	2,146	163

Retail — U.S.:
Operating income	$21	$56	$(35)
Company-operated fuel sites (average)	1,029	1,123	(94)
Fuel volumes (gallons per day per site)	4,862	4,640	222
Fuel margin per gallon	$0.118	$0.128	$(0.010)
Merchandise sales	$710	$705	$5
Merchandise margin (percentage of sales)	29.7%	28.3%	1.4%
Margin on miscellaneous sales	$91	$73	$18
Retail selling expenses	$400	$374	$26
Depreciation and amortization expense	$42	$26	$16

Retail — Northeast:
Operating income	$57	$66	$(9)
Fuel volumes (thousand gallons per day)	3,192	3,234	(42)
Fuel margin per gallon	$0.210	$0.209	$0.001
Merchandise sales	$112	$103	$9
Merchandise margin (percentage of sales)	25.4%	24.1%	1.3%
Margin on miscellaneous sales	$23	$17	$6
Retail selling expenses	$161	$144	$17
Depreciation and amortization expense	$17	$16	$1

See the footnote references on page 43.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2005 (a)	2004 (b)	Change
Gulf Coast:
Operating income	$2,616	$1,337	$1,279
Throughput volumes (thousand barrels per day) (e) (h)	1,289	1,185	104
Throughput margin per barrel (d)	$11.17	$7.40	$3.77
Operating costs per barrel:
Refining operating expenses	$3.01	$2.65	$0.36
Depreciation and amortization	0.72	0.64	0.08

Total operating costs per barrel	$3.73	$3.29	$0.44

Mid–Continent (i):
Operating income	$492	$212	$280
Throughput volumes (thousand barrels per day) (h)	302	292	10
Throughput margin per barrel (d)	$9.93	$5.88	$4.05
Operating costs per barrel:
Refining operating expenses	$3.27	$2.65	$0.62
Depreciation and amortization	0.70	0.58	0.12

Total operating costs per barrel	$3.97	$3.23	$0.74

Northeast:
Operating income	$501	$358	$143
Throughput volumes (thousand barrels per day) (h)	406	377	29
Throughput margin per barrel (d)	$7.88	$5.92	$1.96
Operating costs per barrel:
Refining operating expenses	$2.58	$1.87	$0.71
Depreciation and amortization	0.79	0.58	0.21

Total operating costs per barrel	$3.37	$2.45	$0.92

West Coast:
Operating income	$751	$434	$317
Throughput volumes (thousand barrels per day)	310	284	26
Throughput margin per barrel (d)	$13.94	$10.25	$3.69
Operating costs per barrel:
Refining operating expenses	$3.81	$3.69	$0.12
Depreciation and amortization	1.24	1.00	0.24

Total operating costs per barrel	$5.05	$4.69	$0.36

Operating income for regions above	$4,360	$2,341	$2,019
LIFO charge (see Note 5 in Condensed Notes to Consolidated Financial Statements)	(621)	—	(621)

Total refining operating income	$3,739	$2,341	$1,398

See the footnote references on page 43.

Average Market Reference Prices and Differentials (j)
(dollars per barrel)

	Nine Months Ended September 30,
	2005	2004	Change
Feedstocks:
WTI crude oil	$55.26	$39.13	$16.13
WTI less sour crude oil at U.S. Gulf Coast (k)	6.68	4.54	2.14
WTI less ANS crude oil	3.36	1.49	1.87
WTI less Maya crude oil	15.20	9.91	5.29

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	11.63	9.47	2.16
No. 2 fuel oil less WTI	10.15	2.89	7.26
Propylene less WTI	6.61	7.76	(1.15)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	11.70	10.29	1.41
Low-sulfur diesel less WTI	13.09	6.07	7.02
U.S. Northeast:
Conventional 87 gasoline less WTI	9.60	9.62	(0.02)
No. 2 fuel oil less WTI	10.80	4.01	6.79
Lube oils less WTI	29.74	23.27	6.47
U.S. West Coast:
CARBOB 87 gasoline less ANS	22.04	20.44	1.60
Low-sulfur diesel less ANS	20.94	14.90	6.04

The following notes relate to references on pages 40 through 43.

(a)	Includes the operations related to the Premcor Acquisition commencing on September 1, 2005. Cost of sales and refining operating income presented for the nine months ended September 30, 2005 include the effect of a $621 million LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy. This charge was excluded from the consolidated and regional throughput margins per barrel and the regional operating income amounts presented herein in order to make the information presented comparable between periods.

(b)	Includes the operations related to the Aruba Acquisition commencing on March 5, 2004.

(c)	Operating revenues and cost of sales both include approximately $5.1 billion for the nine months ended September 30, 2005, and approximately $3.5 billion for the nine months ended September 30, 2004, related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements. For further explanation of this accounting treatment, see the explanation of EITF No. 04-13 in Note 2 of Condensed Notes to Consolidated Financial Statements.

(d)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(e)	Total throughput volumes and throughput volumes for the Gulf Coast region for the nine months ended September 30, 2005 and 2004 are based on 273 days and 274 days, respectively, which results in 221,000 barrels per day and 170,000 barrels per day being included for the Aruba Refinery for the nine months ended September 30, 2005 and 2004, respectively. Throughput volumes for the Aruba Refinery for the 210 days of its operations during the first nine months of 2004 averaged 222,000 barrels per day.

(f)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke and asphalt.

(g)	The regions reflected herein contain the following refineries subsequent to the Premcor Acquisition: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, Memphis and Lima Refineries; the Northeast refining region includes the Quebec, Paulsboro and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(h)	Throughput volumes for the Gulf Coast, Mid-Continent and Northeast regions for the nine months ended September 30, 2005 include 22,000, 34,000, and 22,000 barrels per day, respectively, related to the operations of the refineries acquired from Premcor commencing on September 1, 2005. Throughput volumes for those acquired refineries for the 30 days of their operations subsequent to the acquisition date of September 1, 2005 were 203,000, 306,000, and 203,000 barrels per day, respectively, for the Gulf Coast, Mid-Continent and Northeast regions.

(i)	The information presented for the Mid-Continent region includes the operations of the Denver Refinery through May 31, 2005, the date of Valero’s sale of this facility to Suncor. Throughput volumes for the Mid-Continent region include 21,000 and 37,000 barrels per day related to the Denver Refinery for the nine months ended September 30, 2005 and 2004, respectively.

(j)	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect Valero’s operations and profitability.

(k)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.
General
Operating revenues increased 43% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from refinery operations. Operating income and net income for the nine months ended September 30, 2005 increased significantly compared to the nine months ended September 30, 2004 despite the unfavorable impact in the 2005 period of a $621 million pre-tax LIFO charge related to the difference between the fair market value recorded for the inventories acquired in the Premcor Acquisition under purchase accounting and the amounts required to be recorded in applying Valero’s LIFO accounting policy. Operating income increased $1.3 billion, or 60%, from the first nine months of 2004 to the first nine months of 2005 due primarily to a $1.4 billion increase in the refining segment, partially offset by a $44 million decrease in the retail segment and a $62 million increase in general and administrative expenses (including corporate depreciation and amortization expense).
Refining
Operating income for Valero’s refining segment increased from $2.3 billion for the nine months ended September 30, 2004 to $3.7 billion for the nine months ended September 30, 2005, resulting from an increase in refining throughput margin of $3.49 per barrel, or 48%, and an 8% increase in throughput volumes, partially offset by an increase in refining operating expenses (including depreciation and amortization expense) of $497 million.
Refining total throughput margin for the first nine months of 2005 increased primarily due to the following factors:
•	Distillate margins increased significantly in all of Valero’s refining regions in the first nine months of 2005 compared to the first nine months of 2004 due to increased foreign and U.S. demand, which resulted specifically from improved economies and higher demand for on-road diesel and jet fuel. In addition, both gasoline and distillate margins increased significantly in September of 2005 due to the impact of Hurricanes Katrina and Rita, which reduced the supply of refined products as refineries along the Gulf Coast reduced or shut down their operations in anticipation of the hurricanes.
•	Discounts on Valero’s sour crude oil feedstocks during the first nine months of 2005 increased compared to the first nine months of 2004 due to ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. In addition, discounts on sour crude oil feedstocks benefited from increased demand for sweet crude oil resulting from several factors, including (i) the global movement to cleaner fuels, which has required most refineries to lower the sulfur content of the gasoline they produce, and (ii) a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.
•	Throughput volumes increased 169,000 barrels per day in the first nine months of 2005 compared to the first nine months of 2004 due to throughput of 78,000 barrels per day at the four refineries acquired from Premcor on September 1, 2005, incremental throughput of 51,000 barrels per day at the Aruba Refinery, which was acquired in March 2004, and lower volumes in the first nine months of 2004 due to turnarounds at the St. Charles and Wilmington Refineries.
Partially offsetting the above increases in throughput margin were lower margins on other refined products such as petroleum coke, sulfur, No. 6 fuel oil, asphalt and propylene due to a significant increase in the price of crude oil from the first nine months of 2004 to the first nine months of 2005. In addition, Valero’s throughput margin in the first nine months of 2005 was negatively impacted by pre-tax losses of approximately $360 million on hedges related to forward sales of distillates and associated forward purchases of crude oil, the majority of which were entered into during 2004.
Refining operating expenses were 25% higher for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to expenses related to the Premcor Acquisition, a full nine months of operations of the Aruba Refinery and increases in energy costs, employee compensation expense, including variable compensation, insurance expense, and maintenance expense. Refining depreciation and amortization expense increased 29% from the first nine months of 2004 to the first nine months of 2005 due to depreciation expense resulting from the Premcor Acquisition on September 1, 2005, increased turnaround and catalyst amortization, implementation of new capital projects, and the write-off of costs in 2005 resulting from the decision to rebrand wholesale sites marketing under the Diamond Shamrock brand to the Valero brand.
Retail
Retail operating income was $78 million for the nine months ended September 30, 2005 compared to $122 million for the nine months ended September 30, 2004, a decrease of 36% between the periods. The decrease was primarily attributable to lower fuel margins and higher selling expenses in the U.S. The increase in selling expenses was mainly due to higher credit card processing fees resulting from higher retail fuel prices.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, increased $62 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to increases in employee compensation and benefits, mainly related to the recognition of increased variable compensation expense, and incremental expense due to the Premcor Acquisition. These increases were partially offset by the successful resolution in the first quarter of 2005 of a California excise tax dispute and reduced systems-related costs.
The decrease in “other income (expense), net” of $8 million for the first nine months of 2005 compared to the first nine months of 2004 was due mainly to Valero’s 50% interest in certain debt refinancing costs incurred in June 2005 by the Cameron Highway Oil Pipeline joint venture and an increase in costs related to Valero’s accounts receivable sales program, partially offset by an increase in bank interest income due to higher cash balances.
Income tax expense increased $363 million from the first nine months of 2004 to the first nine months of 2005 mainly as a result of higher operating income. Valero’s effective tax rate for the nine months ended

September 30, 2005 decreased from the nine months ended September 30, 2004 as a higher percentage of Valero’s pre-tax income was contributed by the Aruba Refinery, the operations of which are non-taxable in Aruba through December 31, 2010.
OUTLOOK
For the fourth quarter of 2005, Valero expects that the same positive industry fundamentals experienced throughout 2005 will continue. Distillate margins to date in the fourth quarter have been in excess of the very strong margins experienced in the third quarter of 2005 and are expected to remain strong due to lost production from the hurricanes, the upcoming winter weather and strong global demand. Gasoline margins thus far in the fourth quarter have been above average for this time of year due to lower-than-historical inventory levels. Gasoline demand declined near the end of the third quarter due to higher retail pump prices attributable to the hurricanes in August and September. However, as more refineries have come back in service, pump prices have declined and gasoline demand has recovered to levels at or above the demand experienced in the latter part of 2004. Sour crude oil discounts have risen in the fourth quarter from third quarter levels, similar to the increase experienced in the fourth quarter of 2004. Valero expects that increasing winter demand for crude oil will result in incremental supplies of heavy sour crude oil, and the limited global capacity to process such sour crude oil should lead to wider sour crude oil discounts.
These factors, combined with the additional throughput volumes from the Premcor Acquisition and the completion of various capital improvement projects, should have a positive impact on Valero’s results of operations for the fourth quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2005 and 2004
Net cash provided by operating activities for the nine months ended September 30, 2005 was $3.8 billion compared to $1.9 billion for the nine months ended September 30, 2004. The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations.” Changes in cash provided by or used for working capital during the first nine months of 2005 and 2004 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements. Significant changes for both periods resulted from an increase in commodity prices during each respective period and an increased accrual for income tax payments due to the significant income earned in the first nine months of 2005 and 2004. In addition, working capital for the nine months ended September 30, 2004 was impacted by an increase in the level of Valero’s inventories and increased accrued expenses resulting from derivative transactions and interest accruals.
The net cash generated from operating activities during the first nine months of 2005, combined with $1.5 billion of proceeds from debt borrowings, $146 million of proceeds from the issuance of common stock related to Valero’s benefit plans, $127 million of available cash on hand, $45 million of proceeds from the sale of the Denver Refinery as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements, and a $40 million net return of investment from the Cameron Highway Oil Pipeline joint venture resulting from the refinancing of the joint venture’s debt in June 2005, were used mainly to:
•	fund $2.3 billion of the Premcor Acquisition, net of cash acquired,
•	fund $1.6 billion of capital expenditures and deferred turnaround and catalyst costs,
•	make debt repayments of $1.4 billion,
•	purchase 2.9 million shares of treasury stock at a cost of $188 million,
•	fund contingent earn-out payments in connection with the acquisition of Basis Petroleum, Inc. and the St. Charles Acquisition of $35 million and $50 million, respectively,

•	fund certain minor acquisitions for $62 million,
•	make a general partner contribution to Valero L.P. of $29 million, and
•	pay common and preferred stock dividends of $75 million.
As discussed above, net cash provided by operating activities during the first nine months of 2004 was $1.9 billion. The net cash provided by operations, combined with $406 million of proceeds from the sale of common stock, $333 million of net borrowings (net of debt repayments), $112 million of proceeds from the issuance of common stock related to Valero’s benefit plans and $58 million of proceeds from the disposition of property, plant and equipment, were used mainly to:
•	fund $1.0 billion of capital expenditures and deferred turnaround and catalyst costs,
•	exercise options under structured lease arrangements to purchase $567 million of leased property,
•	fund the Aruba Acquisition of $548 million, net of cash acquired,
•	purchase 8.0 million shares of treasury stock at a cost of $245 million,
•	fund contingent payments in connection with acquisitions of $53 million, and
•	pay common and preferred stock dividends of $58 million.
Capital Investments
On September 1, 2005, Valero completed its merger with Premcor. Valero paid the cash portion of the merger consideration from available cash and a $1.5 billion five-year bank term loan due in August 2010 (see Note 7 of Condensed Notes to Consolidated Financial Statements for additional details related to the $1.5 billion term loan). In addition, Valero assumed Premcor’s existing debt, which had a fair value of $1.9 billion as of September 1, 2005.
During the nine months ended September 30, 2005, Valero expended $1.3 billion for capital expenditures and $262 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2005 included approximately $615 million of costs related to environmental projects.
In connection with Valero’s acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. In connection with the Premcor Acquisition, Valero assumed Premcor’s obligation under an earn-out contingency agreement related to Premcor’s acquisition of the Delaware City Refinery from Motiva. Under this agreement, Motiva is entitled to receive two separate annual earn-out contingency payments depending on (a) the amount of crude oil processed at the refinery and the level of refining margins through May 2007, and (b) the achievement of certain performance criteria at the gasification facility through May 2006.
Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In January 2005, Valero made an earn-out payment of $50 million related to the acquisition of the St. Charles Refinery. In May 2005, Valero made an earn-out payment of $35 million to Salomon Inc in connection with Valero’s acquisition of Basis Petroleum, Inc. Based on actual margin levels through October 2005 and estimated margin levels for November and December 2005, the annual maximum earn-out payment of $50 million for the St. Charles Refinery would be due for the year ending December 2005 and would be payable in early 2006.
For 2005, Valero expects to incur approximately $2.6 billion for capital investments, including approximately $2.2 billion for capital expenditures (approximately $1.1 billion of which is for environmental projects) and approximately $400 million for deferred turnaround and catalyst costs. The capital expenditure estimate includes anticipated expenditures related to the four refineries acquired in the

Premcor Acquisition and excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. Valero continuously evaluates its capital budget and makes changes as economic conditions warrant.
Valero expects to incur approximately $70 million related to the conversion of U.S. retail and wholesale sites from the Diamond Shamrock brand to the Valero brand. These conversions are expected to be substantially complete by early 2007. As of September 30, 2005, approximately $5 million has been incurred.
Contractual Obligations
As of September 30, 2005, Valero’s contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. As a result of the consummation of the Premcor Acquisition on September 1, 2005, there were significant changes to Valero’s contractual obligations during the nine months ended September 30, 2005. In conjunction with the Premcor Acquisition, Valero assumed debt with a fair value of $1.9 billion and $14 million of capital lease obligations. Also, to finance a portion of the cash consideration for the Premcor Acquisition, Valero entered into a $1.5 billion term bank loan, $700 million and $300 million of which was repaid during September and October 2005, respectively.
During January 2005, Valero repurchased $40 million of its 7.375% notes due in March 2006 and $42 million of its 6.125% notes due in April 2007 at a premium of $4 million. In addition, during the first nine months of 2005, Valero made scheduled debt repayments of $409 million related to various notes as discussed in Note 7 of Condensed Notes to Consolidated Financial Statements. During September 2005, Valero repurchased $190 million of the 7.75% senior subordinated notes assumed in the Premcor Acquisition. In addition, in October 2005, Valero repurchased the 12.5% senior notes assumed in the Premcor Acquisition for $182 million.
As of September 30, 2005, “current portion of long-term debt and capital lease obligations” included mainly $266 million of notes which become due during the first quarter of 2006.
As of September 30, 2005, Valero’s short-term and long-term purchase obligations increased by approximately $27 billion from the amount reported as of December 31, 2004. The increase is primarily attributable to purchase obligations arising from the Premcor Acquisition totaling approximately $14 billion and an increase in obligations under crude oil supply contracts, resulting from both new contracts entered into in the third quarter of 2005 and significantly higher crude oil prices as of September 30, 2005.
None of Valero’s contractual obligations have rating agency triggers that would automatically require Valero to post additional collateral. However, in the event of certain downgrades of Valero’s senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of Valero’s bank credit facilities and other arrangements would increase. Following the completion of the Premcor Acquisition, Standard & Poor’s Ratings Services affirmed its rating of Valero’s senior unsecured debt of BBB minus and Moody’s Investors Service confirmed Valero’s senior unsecured debt rating of Baa3 with a stable outlook.

Other Commercial Commitments
As of September 30, 2005, Valero’s committed lines of credit included:

Borrowing
	Capacity	Expiration
5-year revolving credit facility	$2.5 billion	August 2010
Canadian revolving credit facility	Cdn. $115 million	July 2006
In August 2005, Valero replaced its two $750 million revolving bank credit facilities with a $2.5 billion five-year revolving credit facility. The new revolving credit facility matures in August 2010. Borrowings under the new credit facility bear interest at LIBOR plus a margin, or an alternate base rate as defined under the agreement. Valero will also be charged various fees and expenses in connection with the facility, including facility fees and letter of credit fees. The interest rate and fees under the revolving bank credit facility are subject to adjustment based upon the credit ratings assigned to Valero’s long-term debt. The facility includes certain restrictive covenants including a coverage ratio and a debt-to-capitalization ratio.
As of September 30, 2005, Valero had $287 million of letters of credit outstanding under its uncommitted short-term bank credit facilities, $514 million of letters of credit outstanding under its committed facilities and Cdn. $8 million of letters of credit outstanding under its Canadian facility.
As defined under Valero’s revolving bank credit facilities, its debt-to-capitalization ratio (net of cash) was 29.1% as of September 30, 2005 compared to 30.7% as of December 31, 2004.
Other
Through September 2005, Valero contributed cash of $60 million to its qualified pension plans, representing its total expected contributions for 2005. No minimum contributions were required under the Employee Retirement Income Security Act.
In connection with the Premcor Acquisition, Valero became the plan sponsor for three additional pension plans and two additional other postretirement benefit plans. Prior to September 1, 2005, Premcor had contributed $20 million to the former Premcor pension plans; Valero does not plan to make further contributions to these plans in 2005.
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

As of June 30, 2005, Valero owned 45.5% of the outstanding units (including the 2% general partner interest) of Valero L.P., a limited partnership that owns and operates crude oil and refined product pipeline, terminalling and storage tank assets. On July 1, 2005, Valero’s ownership interest decreased to 23.4% as a result of the completion of the Kaneb Acquisition by Valero L.P. Historically, Valero L.P. has issued common units to the public which have resulted in increases in Valero’s proportionate share of Valero L.P.’s capital because the issuance price per unit exceeded Valero’s carrying amount per unit at the time of issuance. These increases in Valero’s investment in Valero L.P., however, have not been recognized by Valero in its consolidated financial statements through September 30, 2005 and Valero is not permitted to do so until its subordinated units convert to common units, which is expected to occur on April 1, 2006. See Note 6 of Condensed Notes to Consolidated Financial Statements for a discussion of the amounts that will be recognized, either in income or directly as a credit to equity, upon the conversion of the subordinated units to common units. Subsequent to the conversion of the subordinated units, any SAB 51 credits or charges generated upon the issuance of new units to the public by Valero L.P. will be recognized immediately by Valero, either in income or directly in equity, depending on the accounting policy adopted by Valero.
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of December 31, 2004, Valero had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $600 million of eligible trade and credit card receivables, which was to mature in October 2005. In August 2005, Valero amended this agreement to, among other things: (i) remove the credit card receivables from the eligible pool of receivables, (ii) increase the size of the facility by $400 million to $1 billion, and (iii) extend the maturity date to August 2008. As of September 30, 2005 and December 31, 2004, the amount of eligible receivables sold to the third-party financial institutions was $1 billion and $600 million, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about Valero’s derivative commodity instruments as of September 30, 2005 and December 31, 2004 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
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
As of September 30, 2005, Valero had approximately $182 million of unrealized after-tax losses on certain cash flow hedge positions, primarily related to forward sales of distillates and associated forward purchases of crude oil, which are reflected in “accumulated other comprehensive income.” Valero expects that all of these cash flow hedges will be reclassified into income over the next 10 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change.

	September 30, 2005
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures — long:
2005 (crude oil and refined products)	68,577	$65.57	N/A	$4,497	$4,489	$(8)
Futures — short:
2005 (crude oil and refined products)	82,540	N/A	$65.83	5,433	5,449	(16)
2006 (crude oil and refined products)	323	N/A	68.37	22	22	—

Cash Flow Hedges:
Swaps — long:
2005 (crude oil and refined products)	17,229	36.63	67.39	N/A	530	530
Swaps — short:
2005 (crude oil and refined products)	17,229	89.41	41.45	N/A	(826)	(826)
Futures — long:
2005 (crude oil and refined products)	5,106	77.11	N/A	394	440	46
2006 (crude oil and refined products)	687	79.47	N/A	55	61	6
Futures — short:
2005 (crude oil and refined products)	3,338	N/A	72.74	243	281	(38)
2006 (crude oil and refined products)	46	N/A	77.10	3	4	(1)

Economic Hedges:
Swaps — long:
2005 (crude oil and refined products)	12,796	24.02	24.76	N/A	9	9
Swaps — short:
2005 (crude oil and refined products)	9,008	38.39	37.49	N/A	(8)	(8)
Futures — long:
2005 (crude oil and refined products)	36,638	74.48	N/A	2,729	2,757	28
2006 (crude oil and refined products)	163	73.56	N/A	12	14	2
Futures — short:
2005 (crude oil and refined products)	41,389	N/A	71.67	2,966	3,004	(38)
2005 (natural gas)	30	N/A	9.05	—	—	—
2006 (crude oil and refined products)	100	N/A	65.16	6	8	(2)
Options — long:
2005 (natural gas)	1,070	7.87	N/A	(1)	—	1
2006 (natural gas)	690	7.99	N/A	(1)	—	1
Options — short:
2005 (crude oil and refined products)	2,467	N/A	33.21	—	19	(19)
2005 (natural gas)	710	N/A	7.79	—	—	—
2006 (crude oil and refined products)	159	N/A	72.08	(1)	(1)	—

Trading Activities:
Swaps — long:
2005 (crude oil and refined products)	8,080	30.43	57.01	N/A	215	215
2005 (natural gas)	1,178	10.87	14.21	N/A	4	4
2006 (crude oil and refined products)	150	8.15	15.25	N/A	1	1
2006 (natural gas)	280	8.86	14.28	N/A	2	2
Swaps — short:
2005 (crude oil and refined products)	7,780	59.21	30.57	N/A	(223)	(223)
2005 (natural gas)	1,178	14.21	10.81	N/A	(4)	(4)
2006 (crude oil and refined products)	1,350	17.43	13.17	N/A	(6)	(6)
2006 (natural gas)	280	14.28	8.68	N/A	(2)	(2)

	September 30, 2005
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Trading Activities (continued):
Futures — long:
2005 (crude oil and refined products)	13,461	$62.76	N/A	$845	$918	$73
2005 (natural gas)	7,360	9.14	N/A	67	105	38
2006 (crude oil and refined products)	593	63.14	N/A	37	41	4
2006 (natural gas)	840	8.03	N/A	7	10	3
Futures — short:
2005 (crude oil and refined products)	11,809	N/A	$62.03	732	802	(70)
2005 (natural gas)	7,360	N/A	9.29	68	105	(37)
2006 (crude oil and refined products)	1,243	N/A	63.76	79	84	(5)
2006 (natural gas)	840	N/A	8.34	7	10	(3)
Options — long:
2005 (crude oil and refined products)	3,000	0.50	N/A	—	—	—
2005 (natural gas)	400	11.00	N/A	—	—	—
Options — short:
2005 (crude oil and refined products)	3,000	N/A	0.50	—	—	—
2005 (natural gas)	400	N/A	11.00	—	—	—

	December 31, 2004
		Wtd Avg	Wtd Avg
	Contract	Pay	Receive	Contract	Fair	Gain
	Volumes	Price	Price	Value	Value	(Loss)
Fair Value Hedges:
Futures — long:
2005 (crude oil and refined products)	17,423	$46.39	N/A	$808	$772	$(36)
Futures — short:
2005 (crude oil and refined products)	26,726	N/A	$46.00	1,229	1,190	39

Cash Flow Hedges:
Swaps — long:
2005 (crude oil and refined products)	67,378	37.05	42.84	N/A	390	390
Swaps — short:
2005 (crude oil and refined products)	67,378	48.54	41.65	N/A	(464)	(464)
Futures — long:
2005 (crude oil and refined products)	28,354	45.39	N/A	1,287	1,286	(1)
Futures — short:
2005 (crude oil and refined products)	23,152	N/A	45.95	1,064	1,067	(3)

Economic Hedges:
Swaps — long:
2005 (crude oil and refined products)	3,505	11.49	11.37	N/A	—	—
Swaps — short:
2005 (crude oil and refined products)	4,239	10.10	10.25	N/A	1	1
Futures — long:
2005 (crude oil and refined products)	19,230	46.90	N/A	902	896	(6)
Futures — short:
2005 (crude oil and refined products)	17,787	N/A	47.55	846	824	22
Options — long:
2005 (crude oil and refined products)	1,000	35.00	N/A	3	5	2
Options — short:
2005 (crude oil and refined products)	4,201	N/A	21.69	(2)	3	(5)

Trading Activities:
Swaps — long:
2005 (crude oil and refined products)	25,460	35.15	39.17	N/A	102	102
Swaps — short:
2005 (crude oil and refined products)	23,585	42.66	38.20	N/A	(105)	(105)
Futures — long:
2005 (crude oil and refined products)	15,956	45.09	N/A	719	725	6
2005 (natural gas)	210	7.04	N/A	1	1	—
Futures — short:
2005 (crude oil and refined products)	21,781	N/A	45.81	998	1,003	(5)
2005 (natural gas)	210	N/A	6.38	1	1	—
Options — long:
2005 (crude oil and refined products)	1,550	48.35	N/A	1	1	—
Options — short:
2005 (crude oil and refined products)	150	N/A	10.55	—	—	—

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

	September 30, 2005
	Expected Maturity Dates
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Long-term Debt:
Fixed rate	$—	$220	$287	$6	$370	$4,610	$5,493	$6,028
Average interest rate	0.0%	7.4%	6.1%	6.0%	7.5%	7.1%	7.1%
Floating rate	$—	$—	$—	$—	$—	$800	$800	$800
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.6%	4.6%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(22)
Average pay rate	5.8%	6.3%	6.0%	5.6%	5.7%	5.6%	5.8%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%

	December 31, 2004
	Expected Maturity Dates
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Long-term Debt:
Fixed rate	$410	$260	$329	$6	$208	$3,164	$4,377	$4,790
Average interest rate	8.1%	7.4%	6.1%	6.0%	3.6%	6.8%	6.8%

Interest Rate Swaps Fixed to Floating:
Notional amount	$—	$125	$225	$—	$8	$642	$1,000	$(15)
Average pay rate	5.0%	5.6%	5.6%	5.4%	5.8%	6.2%	5.9%
Average receive rate	6.0%	6.0%	5.8%	5.7%	5.7%	5.6%	5.7%
As of December 31, 2004, Valero had no long-term floating-rate debt.
FOREIGN CURRENCY RISK
As of September 30, 2005, Valero had commitments to purchase $318 million of U.S. dollars. Valero’s market risk was minimal on these contracts, as they matured on or before October 24, 2005.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Valero’s management has evaluated, with the participation of Valero’s principal executive and principal financial officers, the effectiveness of Valero’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero’s disclosure controls and procedures were effective as of September 30, 2005 in ensuring that information required to be disclosed by Valero in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting.
There has been no change in Valero’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Valero’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Litigation
For the legal proceedings listed below, Valero hereby incorporates by reference into this Item the disclosures made in Part I, Item 1 of this Report included in Note 15 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation.”
•	Union Oil Company of California v. Valero Energy Corporation

•	Rosolowski v. Clark Refining & Marketing, Inc., et al.
     Environmental Enforcement Matters
Texas Commission on Environmental Quality (TCEQ) (Port Arthur Refinery). In September 2005, Valero received two enforcement actions from the TCEQ relating to alleged Texas Clean Air Act violations at the Port Arthur Refinery dating back to 2002. Combined, the TCEQ has assessed penalties totaling $880,240 for these events. Valero has generally denied the allegations and has requested hearings on the proposed orders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Unregistered Sales of Equity Securities. None.
     (b) Use of Proceeds. Not applicable.
     (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by or on behalf of Valero during the quarterly period covered by this report.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that May
	Total Number of	Average Price	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs (1)	the Plans or Programs
July 2005	0	n/a	0	$361 million
August 2005	0	n/a	0	$361 million
September 2005	0	n/a	0	$361 million
Total	0	n/a	0	$361 million

(1)	Valero’s existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes Valero to purchase up to $400 million aggregate purchase price of shares of Valero’s common stock. The program has no expiration date.
Item 6. Exhibits.

Exhibit No.	Description

*2.01	Certificate of Merger of Premcor Inc. with and into Valero Energy Corporation effective September 1, 2005.

*10.01	Restricted Unit Agreement dated as of October 20, 2005 between Valero Energy Corporation and William E. Greehey.

*10.02	Form of Restricted Stock Agreement pursuant to the 2005 Omnibus Stock Incentive Plan.

*12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

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

Date: November 9, 2005