Form 10-Q
period 2006-03-31
VALERO ENERGY CORP/TX
filed 2006-05-09
CIK 1035002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13175

VALERO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1828067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Valero Way

San Antonio, Texas

(Address of principal executive offices)

78249

(Zip Code)

(210) 345-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☒                                         Accelerated filer  ☐                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2006 was 615,453,161.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Par Value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$436	$436
Restricted cash	30	30
Receivables, net	3,115	3,564
Inventories	4,381	4,039
Deferred income taxes	145	142
Prepaid expenses and other	74	65

Total current assets	8,181	8,276

Property, plant and equipment, at cost	21,131	20,388
Accumulated depreciation	(2,707)	(2,532)

Property, plant and equipment, net	18,424	17,856

Intangible assets, net	289	298
Goodwill	4,924	4,926
Investment in Valero L.P.	326	327
Deferred charges and other assets, net	1,159	1,045

Total assets	$33,303	$32,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3	$222
Accounts payable	6,167	5,563
Accrued expenses	394	581
Taxes other than income taxes	487	595
Income taxes payable	117	39
Deferred income taxes	276	305

Total current liabilities	7,444	7,305

Long-term debt, less current portion	5,089	5,109

Capital lease obligations, less current portion	46	47

Deferred income taxes	3,756	3,615

Other long-term liabilities	1,570	1,602

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,451,116 and 3,164,151 shares issued and outstanding	53	68
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 622,643,499 and 621,230,266 shares issued	6	6
Additional paid-in capital	7,952	8,164
Treasury stock, at cost; 7,502,147 and 3,807,976 common shares	(420)	(196)
Retained earnings	7,484	6,673
Accumulated other comprehensive income	323	335

Total stockholders’ equity	15,398	15,050

Total liabilities and stockholders’ equity	$33,303	$32,728

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of Dollars, Except per Share Amounts and Supplemental Information)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating revenues (1) (2)	$20,941	$14,953

Costs and expenses:
Cost of sales (1)	18,082	13,072
Refining operating expenses	926	580
Retail selling expenses	189	172
General and administrative expenses	151	104
Depreciation and amortization expense	260	179

Total costs and expenses	19,608	14,107

Operating income	1,333	846
Equity in earnings of Valero L.P.	12	9
Other expense, net	—	(2)
Interest and debt expense:
Incurred	(96)	(74)
Capitalized	37	11

Income before income tax expense	1,286	790
Income tax expense	437	256

Net income	849	534
Preferred stock dividends	1	4

Net income applicable to common stock	$848	$530

Earnings per common share	$1.37	$1.03
Weighted-average common shares outstanding (in millions)	619	512
Earnings per common share – assuming dilution	$1.32	$0.96
Weighted-average common equivalent shares outstanding (in millions)	644	556
Dividends per common share	$0.06	$0.04

Supplemental information (billions of dollars):
(1) Includes the following amounts related to crude oil buy/sell arrangements (see Note 2, EITF Issue No. 04-13):
Operating revenues	N/A	$1.2
Cost of sales	N/A	1.2
(2) Includes excise taxes on sales by our U.S. retail system	$0.2	0.2

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$849	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	260	179
Stock-based compensation expense	23	14
Deferred income tax expense	120	102
Changes in current assets and current liabilities	537	(14)
Changes in deferred charges and credits and other, net	(49)	(11)

Net cash provided by operating activities	1,740	804

Cash flows from investing activities:
Capital expenditures	(775)	(338)
Deferred turnaround and catalyst costs	(199)	(107)
Contingent payments in connection with acquisitions	(50)	(50)
Other investing activities, net	11	(34)

Net cash used in investing activities	(1,013)	(529)

Cash flows from financing activities:
Long-term debt borrowings, net of issuance costs	31	35
Long-term debt repayments	(251)	(313)
Issuance of common stock in connection with employee benefit plans	32	26
Benefit from tax deduction in excess of recognized stock-based compensation cost	89	—
Common and preferred stock dividends	(38)	(22)
Purchase of treasury stock	(590)	(177)

Net cash used in financing activities	(727)	(451)

Effect of foreign exchange rate changes on cash	—	(2)

Net increase (decrease) in cash and temporary cash investments	—	(178)
Cash and temporary cash investments at beginning of period	436	864

Cash and temporary cash investments at end of period	$436	$686

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Millions of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$849	$534

Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	(13)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $(1) and $122	2	(226)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $3 and $(23)	(6)	43

Net loss on cash flow hedges	(4)	(183)

Other comprehensive loss	(12)	(196)

Comprehensive income	$837	$338

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of our consolidated subsidiaries, or all of them taken as a whole.

These unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Share and per share data (except par value) presented for 2005 reflect the effect of a two-for-one stock split which was effected in the form of a common stock dividend distributed on December 15, 2005, as discussed in Note 8 under “2005 Common Stock Split.”

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain previously reported amounts have been reclassified to conform to the 2006 presentation. These reclassifications included amounts previously reported in 2005 for refining operating expenses, retail selling expenses, general and administrative expenses, and depreciation and amortization expense which were reclassified due to the following changes that took effect on January 1, 2006: (i) information services costs that were previously allocated to the operating units are now being reported as general and administrative expenses to better reflect the area responsible for such costs and (ii) Statement No. 123R (discussed in Note 2) was implemented, which resulted in amounts previously reported as amortization expense now being reported as operating, selling or general and administrative expenses. The reclassified amounts were as follows (in millions):

	Three Months Ended March 31, 2005
	Previously Reported	Reclassifications	Currently Reported
Refining operating expenses	$591	$(11)	$580
Retail selling expenses	175	(3)	172
General and administrative expenses	83	21	104
Depreciation and amortization expense	186	(7)	179

2. ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 123 (revised 2004)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R), which requires the expensing of the fair value of stock options. We adopted Statement No. 123R on January 1, 2006. The specific impact of our adoption of Statement No. 123R will depend on levels of share-based incentive awards granted in the future. Had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in Note 13.

Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported in our statements of cash flows as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduces cash flows from operating activities and increases cash flows from financing activities beginning in 2006. While we cannot estimate the specific magnitude of this change on future cash flows because it depends on, among other things, when employees exercise stock options, the cash flows recognized for such excess tax deductions were $89 million and $19 million for the three months ended March 31, 2006 and 2005, respectively.

Under our employee stock compensation plans, certain awards of stock options and restricted stock provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. We previously accounted for such awards by recognizing compensation cost, if any, under APB Opinion No. 25 and pro forma compensation cost under Statement No. 123 over the nominal vesting period, as disclosed in Note 13. Upon the adoption of Statement No. 123R, we changed our method of recognizing compensation cost to the non-substantive vesting period approach for any awards that are granted after the adoption of Statement No. 123R. Under the non-substantive vesting period approach, compensation cost is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. If the non-substantive vesting period approach had been used by us for awards granted prior to January 1, 2006, the impact on the pro forma net income applicable to common stock and pro

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forma net income amounts for the three months ended March 31, 2005, and the impact on net income applicable to common stock and net income for the three months ended March 31, 2006, would have been less than $1 million as disclosed in Note 13.

EITF Issue No. 04-5

In June 2005, the FASB ratified its consensus on Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5), which requires the general partner in a limited partnership to determine whether the limited partnership is controlled by, and therefore should be consolidated by, the general partner. The guidance in EITF No. 04-5 was effective after June 29, 2005 for general partners of all new partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF No. 04-5 was effective no later than January 1, 2006. We adopted EITF No. 04-5 effective January 1, 2006, the adoption of which had no impact on the accounting for our investment in Valero L.P.

EITF Issue No. 04-13

Through December 31, 2005, our operating revenues included sales related to certain buy/sell arrangements. In September 2005, the FASB ratified its consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF No. 04-13), which requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying AICPA Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in EITF No. 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006, with early application permitted. We adopted EITF No. 04-13 on January 1, 2006.

One issue addressed by EITF No. 04-13 details factors to consider in evaluating whether certain individual transactions to purchase and sell inventory are made in contemplation of one another and therefore should be viewed as one transaction when applying the principles of APB No. 29. When applying these factors, certain of our buy/sell arrangements are deemed to be made in contemplation of one another. Accordingly, commencing January 1, 2006, these buy/sell arrangements have been accounted for as one transaction in applying the principles of APB No. 29 and revenues and cost of sales ceased to be recognized in connection with these arrangements. If we had applied EITF No. 04-13 for the three months ended March 31, 2005, operating revenues and cost of sales would have been reduced by the amounts reflected in the supplemental information on the face of the consolidated statements of income.

FASB Statement No. 155

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of Statement No. 155 is not expected to affect our financial position or results of operations.

FASB Statement No. 156

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 156 requires the initial recognition at fair value of a

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

servicing asset or servicing liability when an obligation to service a financial asset is undertaken by entering into a servicing contract. Statement No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The adoption of Statement No. 156 is not expected to affect our financial position or results of operations.

3. ACQUISITIONS

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

The purchase price of the Premcor Acquisition has been preliminarily allocated based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending the completion of an independent appraisal and other evaluations, including obtaining additional information related to certain legal and environmental contingencies that existed prior to the merger. The purchase price and the preliminary purchase price allocation as of March 31, 2006 were as follows (in millions):

Cash paid	$3,377
Transaction costs	27
Less unrestricted cash acquired	(1,061)

Premcor Acquisition, net of cash acquired	2,343
Common stock and stock options issued	3,773

Total purchase price, excluding unrestricted cash acquired	$6,116

Current assets, net of unrestricted cash acquired	$3,438
Property, plant and equipment	5,878
Intangible assets	5
Goodwill	2,526
Deferred charges and other assets	30
Current liabilities, less current portion of long-term debt and capital lease obligations	(1,794)
Long-term debt assumed, including current portion	(1,912)
Capital lease obligation, including current portion	(14)
Deferred income taxes	(1,678)
Other long-term liabilities	(363)

Purchase price, excluding unrestricted cash acquired	$6,116

Unaudited Pro Forma Financial Information

The consolidated statements of income include the results of operations of the Premcor Acquisition commencing on September 1, 2005. As a result, information for the three months ended March 31, 2006 presented below represents actual results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information assumes that the Premcor Acquisition occurred on January 1, 2005. The pro forma information assumes 85 million shares of common stock were issued, $1.5 billion of debt was incurred and $1.9 billion of available cash was utilized to fund the Premcor Acquisition on January 1, 2005.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations (in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Operating revenues	$20,941	$18,927
Operating income	1,333	1,042
Net income	849	636
Earnings per common share	1.37	1.06
Earnings per common share – assuming dilution	1.32	0.98

4. RESTRICTED CASH

Restricted cash as of March 31, 2006 and December 31, 2005 included $22 million of cash held in trust related to change-in-control payments to be made to former officers and key employees of Ultramar Diamond Shamrock Corporation (UDS) in connection with the acquisition of UDS that occurred in December 2001. Restricted cash as of March 31, 2006 and December 31, 2005 also included $8 million of cash assumed in the Premcor Acquisition, which was held in trust mainly to satisfy claims under Premcor’s directors’ and officers’ liability policy.

5. INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2006	December 31, 2005
Refinery feedstocks	$2,222	$1,826
Refined products and blendstocks	1,908	1,960
Convenience store merchandise	90	91
Materials and supplies	161	162

Inventories	$4,381	$4,039

As of March 31, 2006 and December 31, 2005, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $4.2 billion and $3.3 billion, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN AND TRANSACTIONS WITH VALERO L.P.

Our ownership interest in Valero L.P. as of March 31, 2006 and December 31, 2005 was 23.4%, which was composed of a 2% general partner interest, incentive distribution rights and a 21.4% limited partner interest. The limited partner interest as of March 31, 2006 was represented by 627,339 common units and 9,599,322 subordinated units of Valero L.P. Financial information reported by Valero L.P. for the three months ended March 31, 2006 and 2005 is summarized below (in millions):

	Three Months Ended March 31,
	2006	2005
Revenues	$274	$57
Operating income	56	25
Net income	39	19

Under a services agreement, we provide Valero L.P. with certain corporate functions for an annual fee as prescribed by the services agreement. In addition, we charge Valero L.P. for employee costs related to operating and maintenance services performed on certain Valero L.P. assets. We also pay Valero L.P. certain fees under separate throughput, handling, terminalling and service agreements with Valero L.P.

As of March 31, 2006 and December 31, 2005, our “receivables, net” included $9 million and $13 million, respectively, from Valero L.P., representing amounts due for employee costs, insurance costs, operating expenses, administrative costs and rentals. As of March 31, 2006 and December 31, 2005, our “accounts payable” included $20 million and $22 million, respectively, to Valero L.P., representing amounts due for pipeline tariffs, terminalling fees and tank rentals and fees. The following table summarizes the results of transactions with Valero L.P. (in millions):

	Three Months Ended March 31,
	2006	2005
Fees and expenses charged by us to Valero L.P.	$26	$11
Fees and expenses charged to us by Valero L.P.	61	55

On March 31, 2006, Valero GP Holdings, LLC, an indirect wholly owned subsidiary of Valero, filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for an initial public offering of approximately 37% of its units representing limited liability company interests. Subsidiaries of Valero GP Holdings, LLC own the general partner interest, the incentive distribution rights and a 21.4% limited partner interest in Valero L.P. After this initial public offering, if consummated, subsidiaries of Valero will hold an approximate 63% ownership interest in Valero GP Holdings, LLC. It is our intention to further reduce and ultimately sell all of our interest in Valero GP Holdings, LLC, pending market conditions. We expect to use funds from this offering for general corporate purposes, which may include acquisitions, stock repurchases and debt reduction.

7. LONG-TERM DEBT AND SHORT-TERM DEBT

During March 2006, we made a scheduled debt repayment of $220 million related to our 7.375% notes. During the three months ended March 31, 2006, we borrowed and repaid $31 million under our Canadian revolving credit facility and $3 million under a short-term uncommitted bank credit facility.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY

2% Mandatory Convertible Preferred Stock

During the three months ended March 31, 2006, 713,035 shares of our 2% mandatory convertible preferred stock were converted into 1,413,233 shares of our common stock. During April 2006, 34,225 additional shares of our preferred stock were converted into 67,833 shares of our common stock.

On April 27, 2006, our board of directors declared a dividend on the mandatory convertible preferred stock of $0.125 per share payable on June 30, 2006 to holders of record at the close of business on June 29, 2006.

2005 Common Stock Split

On September 15, 2005, our board of directors approved a two-for-one split of our common stock that was effected in the form of a stock dividend. The stock dividend was distributed on December 15, 2005 to stockholders of record on December 2, 2005. In connection with the stock split, our shareholders approved on December 1, 2005, an amendment to our certificate of incorporation to increase the number of authorized common shares from 600 million to 1.2 billion.

All share and per share data (except par value) for 2005 have been adjusted to reflect the effect of the stock split. In addition, the number of shares of common stock issuable upon conversion of the mandatory convertible preferred stock, the exercise of outstanding stock options and the vesting of other stock awards were proportionately increased in accordance with the terms of those respective agreements and plans.

Treasury Stock

During the three months ended March 31, 2006 and 2005, we purchased 10.7 million and 5.6 million shares of our common stock at a cost of $590 million and $177 million, respectively, in connection with the administration of our employee benefit plans. During the three months ended March 31, 2006, we issued 7.0 million treasury shares at an average cost of $52.24 per share, and for the three months ended March 31, 2005, we issued 3.3 million treasury shares at an average cost of $17.53 per share, for our employee benefit plans.

Common Stock Dividends

On April 27, 2006, our board of directors declared a regular quarterly cash dividend of $0.08 per common share payable June 14, 2006 to holders of record at the close of business on May 17, 2006.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER COMMON SHARE

Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Earnings per Common Share:
Net income	$849	$534
Preferred stock dividends	1	4

Net income applicable to common stock	$848	$530

Weighted-average common shares outstanding	619	512

Earnings per common share	$1.37	$1.03

Earnings per Common Share – Assuming Dilution:
Net income applicable to common equivalent shares	$849	$534

Weighted-average common shares outstanding	619	512
Effect of dilutive securities:
Stock options	19	20
Performance awards and other benefit plans	1	6
Mandatory convertible preferred stock	5	18

Weighted-average common equivalent shares outstanding	644	556

Earnings per common share – assuming dilution	$1.32	$0.96

10. STATEMENTS OF CASH FLOWS

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Decrease (increase) in current assets:
Receivables, net	$450	$(323)
Inventories	(342)	(479)
Prepaid expenses and other	(11)	2
Increase (decrease) in current liabilities:
Accounts payable	606	950
Accrued expenses	(140)	(58)
Taxes other than income taxes	(104)	(97)
Income taxes payable	78	(9)

Changes in current assets and current liabilities	$537	$(14)

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:

•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of long-term debt and capital lease obligations, as well as the effect of certain noncash investing activities discussed below,

•	previously accrued contingent earn-out payments are reflected separately in investing activities in the consolidated statements of cash flows; and

•	certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash financing activities for the three months ended March 31, 2006 included the conversion of 713,035 shares of preferred stock into 1,413,233 shares of our common stock as discussed in Note 8. There were no significant noncash investing activities for the three months ended March 31, 2006.

Noncash investing activities for the three months ended March 31, 2005 included adjustments to property, plant and equipment and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the acquisition of the Aruba Refinery.

Noncash financing activities for the three months ended March 31, 2005 included:

•	the recognition of a $28 million capital lease obligation and related capital lease asset pertaining to certain equipment at our Texas City Refinery and

•	the conversion of 927,512 shares of preferred stock into 1,838,324 shares of our common stock.

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Interest paid (net of amount capitalized)	$15	$18
Income taxes paid, net of tax refunds received	151	164

11. PRICE RISK MANAGEMENT ACTIVITIES

The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Fair value hedges	$(3)	$1
Cash flow hedges	—	(2)

The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into cost of sales when the forecasted transactions affect income. During the three months ended March 31, 2005, we recognized in “accumulated other comprehensive income” unrealized after-tax losses of $226 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil. During the three months ended March 31, 2006, there were no significant gains or losses recognized in “accumulated other comprehensive income.” No amounts related to cash flow hedges remain in “accumulated other comprehensive income” as of March 31, 2006. For the three months ended March 31, 2006 and 2005, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

12. SEGMENT INFORMATION

Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended March 31, 2006:
Operating revenues from external customers	$19,036	$1,905	$—	$20,941
Intersegment revenues	1,311	—	—	1,311
Operating income (loss)	1,472	21	(160)	1,333

Three months ended March 31, 2005:
Operating revenues from external customers	$13,366	$1,587	$—	$14,953
Intersegment revenues	1,042	—	—	1,042
Operating income (loss)	944	14	(112)	846

Total assets by reportable segment were as follows (in millions):

	March 31, 2006	December 31, 2005
Refining	$30,306	$29,609
Retail	1,769	1,867
Corporate	1,228	1,252

Total consolidated assets	$33,303	$32,728

The entire balance of goodwill as of March 31, 2006 and December 31, 2005 has been included in the total assets of the refining reportable segment.

13. STOCK-BASED COMPENSATION

As discussed in Note 2, on January 1, 2006, we adopted Statement No. 123R, which requires the expensing of the fair value of stock compensation awards. Prior to our adoption of Statement No. 123R, we accounted for our employee stock compensation plans using the intrinsic value method of accounting set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.”

Stock-based compensation expense recognized for the three months ended March 31, 2005 was $9 million, net of a $5 million tax benefit. Because we accounted for our employee stock compensation

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans using the intrinsic value method, compensation cost was not recognized in the consolidated statement of income for the three months ended March 31, 2005 for our fixed stock option plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our fixed stock option plans been determined based on the grant-date fair value of awards consistent with the alternative method set forth in Statement No. 123, our net income applicable to common stock, net income and earnings per common share, both with and without dilution, for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated in the following table (in millions, except per share amounts):

Net income applicable to common stock, as reported	$530
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)

Pro forma net income applicable to common stock	$526

Earnings per common share:
As reported	$1.03
Pro forma	1.03

Net income, as reported	$534
Deduct: Compensation expense on stock options determined under fair value method for all awards, net of related tax effects	(4)

Pro forma net income	$530

Earnings per common share – assuming dilution:
As reported	$0.96
Pro forma	0.95

Subsequent to the adoption of Statement No. 123R, our total stock-based compensation expense recognized for the three months ended March 31, 2006 was $15 million, net of an $8 million tax benefit. We adopted the fair value recognition provisions of Statement No. 123R using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted stock options and stock options modified, repurchased, or cancelled after January 1, 2006. In addition, compensation cost for the unvested portion of stock options and other awards that were outstanding as of January 1, 2006 is being recognized over the remaining vesting period based on the fair value at date of grant and the attribution approach utilized in determining the pro forma information reflected above.

Upon adoption of Statement No. 123R, compensation expense for stock options granted on or after January 1, 2006 is being recognized on a straight-line basis, and we have changed our attribution approach for new grants that have retirement-eligibility provisions from the nominal vesting period approach to the non-substantive vesting period approach. If the non-substantive vesting period approach had been used by us for awards granted prior to January 1, 2006, the impact on the pro forma net income applicable to common stock and pro forma net income amounts reflected above for the three months ended March 31, 2005, and the impact on net income applicable to common stock and net income for the three months ended March 31, 2006, would have been less than $1 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have various fixed and performance-based stock compensation plans under which awards may currently be granted, which are summarized as follows:

•	The 2005 Omnibus Stock Incentive Plan (the OSIP) authorizes the grant of various stock and stock-based awards to our employees and our non-employee directors. Awards available under the OSIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, and restricted stock which vests over a period determined by our compensation committee. As of March 31, 2006, a total of 19,582,632 shares of our common stock remained available to be awarded under the OSIP.

•	A non-employee director stock option plan provides our non-employee directors automatic grants of stock options to purchase our common stock upon their election to our board of directors and annual grants of stock options upon their continued service on the board. As of March 31, 2006, a total of 286,000 shares of our common stock remained available for issuance under this plan.

•	A restricted stock plan for non-employee directors provides non-employee directors, upon their election to the board of directors, a grant of our common stock valued at $60,000 that vests in three equal annual installments, with similar grants issued after full vesting of prior grants. As of March 31, 2006, a total of 271,058 shares of our common stock remained available to be awarded under this plan.

•	The 2003 Employee Stock Incentive Plan authorizes the grant of various stock and stock-related awards to employees and prospective employees. Awards include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock which vests over a period determined by our compensation committee. As of March 31, 2006, a total of 5,447,561 shares of our common stock remained available to be awarded under this plan.

In addition, we formerly maintained other stock option plans under which previously granted stock options remain outstanding. No shares are available to be awarded under these plans.

Each of our current stock-based compensation arrangements is discussed below. The tax benefit realized for the tax deductions resulting from exercises and vestings under all of our stock compensation arrangements totaled $121 million and $19 million, respectively, for the three months ended March 31, 2006 and 2005.

Stock Options

Under the terms of our various stock option plans, the exercise price of options granted is not less than the fair market value of our common stock on the date of grant. Stock options become exercisable pursuant to the individual written agreements between the participants and us, usually in three or five equal annual installments beginning one year after the date of grant, with unexercised options generally expiring seven or ten years from the date of grant.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our stock option awards is presented in the table below (in millions, except per share amounts).

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	42.2	$13.31
Granted	—	—
Exercised	(2.2)	10.29
Forfeited	—	—

Outstanding at March 31, 2006	40.0	13.47	5.6	$1,854

Exercisable at March 31, 2006	29.0	9.12	4.9	1,469

The weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 was $18.80, $8.02 and $3.82 per stock option, respectively. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected volatility	40.0%	41.4%	44.5%
Expected dividend yield	0.4%	0.7%	1.0%
Expected life (years)	5.0	5.0	4.9
Risk-free interest rate	4.3%	3.3%	3.1%

As of March 31, 2006, there was $74 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $104 million and $56 million, respectively. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $18 million and $13 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

Restricted stock is granted to employees and non-employee directors. Restricted stock vests in accordance with individual written agreements between the participants and us, usually in equal annual installments over a period of three or five years beginning one year after the date of grant. A summary of the status of our restricted stock awards is presented in the table below (in millions, except per share amounts).

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares at January 1, 2006	1.5	$27.72
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2006	1.5	27.72

As of March 31, 2006, there was $39 million of unrecognized compensation cost related to outstanding unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately four years.

Performance Awards

We grant performance awards to certain key employees which vest only upon the achievement of an objective performance measure. Performance awards granted are subject to vesting in three annual amounts. The portion of each year’s amount that vests is determined by our total shareholder return over a rolling three-year period compared to the total shareholder return of a defined peer group.

During the three months ended March 31, 2006, 78,660 performance awards were granted and no awards were forfeited. The weighted-average grant-date fair value of the awards granted during the three months ended March 31, 2006 was $58.81 per share, which was based on the market price of our common stock on the date of grant reduced by the discounted present value of expected dividends over the vesting period. The total fair value of performance awards that vested during the three months ended March 31, 2006 and 2005 was $193 million and $14 million, respectively.

Restricted Stock Units

As of March 31, 2006, 671,354 unvested restricted stock units were outstanding. Restricted stock units vest in equal annual amounts over a three-year or five-year period beginning one year after the date of grant. These restricted stock units are payable in cash based on the price of our common stock on the date of vesting, and therefore they are accounted for as liability-based awards under Statement No. 123R. No restricted stock units were granted or forfeited during the three months ended March 31, 2006. Based on the price of our common stock on March 31, 2006, the fair value of the unvested restricted stock units was $40 million, $13 million of which was recognized as of March 31, 2006.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months ended March 31, 2006 and 2005 (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$25	$16	$3	$2
Interest cost	16	14	6	4
Expected return on plan assets	(14)	(12)	—	—
Amortization of:
Prior service cost	1	1	(2)	(2)
Net loss	3	2	2	2

Net periodic benefit cost	$31	$21	$9	$6

Our anticipated contributions to our pension plans during 2006 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2005. Our minimum required contribution to our qualified pension plans during 2006 under the Employee Retirement Income Security Act is less than $5 million. For the three months ended March 31, 2006 and 2005, we contributed $15 million and $12 million, respectively, to our qualified pension plans.

15. COMMITMENTS AND CONTINGENCIES

Accounts Receivable Sales Facility

As of March 31, 2006, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2006 and December 31, 2005, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.

Contingent Earn-Out Agreements

In both January 2006 and January 2005, we made previously accrued earn-out payments related to the acquisition of the St. Charles Refinery of $50 million.

The following table summarizes the aggregate payments we have made and payment limitations related to the following acquisitions (in millions).

	Aggregate Payments Made Through March 31, 2006	Annual Maximum Limit	Aggregate Limit
Basis Petroleum, Inc.	$174	$35	$200
St. Charles Refinery	100	50	175
Delaware City Refinery	—	50	75

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance Recoveries

During the third quarter of 2005, certain of our refineries experienced business interruption losses associated with Hurricanes Katrina and Rita. As a result of these losses, we have submitted claims to our insurance carriers under our insurance policies. No amounts related to these potential business interruption insurance recoveries were recognized in our consolidated financial statements as of March 31, 2006.

Environmental Matters

The Environmental Protection Agency’s (EPA) Tier II Gasoline and Diesel Standards. The EPA’s Tier II gasoline and diesel standards, adopted under the Clean Air Act, phase in limitations on the sulfur content of gasoline (which began in 2004) and diesel fuel sold to highway consumers (beginning in June 2006). All of our refineries have implemented strategies to comply with the Tier II gasoline and diesel standards. We estimate that capital expenditures of approximately $1.3 billion will be required from 2006 through 2008 for our refineries to meet the Tier II specifications. This estimate includes amounts related to projects at three refineries to provide hydrogen necessary for removing sulfur from gasoline and diesel. We expect these cost estimates to change as additional engineering is completed and progress is made toward completion of these projects.

EPA’s Section 114 Initiative. Prior to the Premcor Acquisition, our Port Arthur, Memphis and Lima Refineries received information requests from the EPA pursuant to Section 114 of the Clean Air Act as part of the EPA’s National Petroleum Refinery Initiative to reduce air emissions (Initiative). We have been engaged in settlement discussions with the EPA concerning these three refineries and are working to finalize the terms of a consent decree with the EPA. We expect to incur penalties and related expenses in connection with a potential settlement, but we believe that any settlement penalties will be immaterial to our results of operations and financial position. We expect the potential settlement to require significant capital improvements or changes in operating parameters, or both, at the three refineries.

Litigation

MTBE Litigation

As of May 1, 2006, we were named as a defendant in 70 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these suits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The suits generally seek individual, unquantified compensatory and punitive damages, injunctive relief and attorneys’ fees. All but one of the cases are pending in federal court and will be consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Valero agreed to settle the one remaining state court case for an immaterial amount. This agreement is subject to court approval. Four of the cases Valero is involved in have been selected by the court as focus cases for discovery and pre-trial motions. Activity in the “non-focus” cases is generally stayed pending certain determinations in the focus cases. We believe that we have strong defenses to these claims and are vigorously defending the cases. We believe that an adverse result in any one of these suits would not have a material effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of these cases could have a material effect on our results of operations and financial

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

Rosolowski v. Clark Refining & Marketing, Inc., et al., Judicial Circuit Court, Cook County, Illinois (Case No. 95-L 014703). We assumed this class action lawsuit in the Premcor Acquisition. This lawsuit, filed October 11, 1995, relates in part to a release to the atmosphere of spent catalyst containing low levels of heavy metals from the now-closed Blue Island, Illinois refinery on October 7, 1994. The release resulted in the temporary evacuation of certain areas near the refinery. The case was certified as a class action in 2000 with three classes: (i) persons purportedly affected by the October 7, 1994 catalyst release, but with no permanent health effects; (ii) persons with medical expenses for dependents purportedly affected by the October 7, 1994 release; and (iii) local residents claiming property damage or who have suffered loss of use and enjoyment of their property over a period of several years. Following three weeks of trial, on November 21, 2005, the jury returned a verdict for the plaintiffs of $80.1 million in compensatory damages and $40 million in punitive damages. In January 2006, we filed motions for new trial, remittitur and judgment notwithstanding the verdict, citing, among other things, rampant misconduct by plaintiffs’ counsel and improper class certification. We plan to pursue all of our appeals remedies, and we believe that we will prevail in reversing the verdict or reducing the jury’s award of damages. Accordingly, we do not believe that this matter will have a material effect on our financial position or results of operations.

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

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In conjunction with the Premcor Acquisition on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation:

•	9.25% senior notes due February 2010,

•	6.75% senior notes due February 2011,

•	6.125% senior notes due May 2011,

•	9.5% senior notes due February 2013,

•	6.75% senior notes due May 2014, and

•	7.5% senior notes due June 2015.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of March 31, 2006

(unaudited, in millions)

	Valero Energy Corporation	PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$80	$3	$353	$—	$436
Restricted cash	22	2	6	—	30
Receivables, net	1	66	3,048	—	3,115
Inventories	—	425	3,956	—	4,381
Income tax receivable	—	492	—	(492)	—
Deferred income taxes	—	—	228	(83)	145
Prepaid expenses and other	—	8	66	—	74

Total current assets	103	996	7,657	(575)	8,181

Property, plant and equipment, at cost	—	5,057	16,074	—	21,131
Accumulated depreciation	—	(78)	(2,629)	—	(2,707)

Property, plant and equipment, net	—	4,979	13,445	—	18,424

Intangible assets, net	—	4	285	—	289
Goodwill	—	2,526	2,398	—	4,924
Investment in Valero Energy affiliates	2,420	857	304	(3,581)	—
Long-term notes receivable from affiliates	17,448	—	—	(17,448)	—
Investment in Valero L.P.	—	—	326	—	326
Deferred charges and other assets, net	120	174	865	—	1,159

Total assets	$20,091	$9,536	$25,280	$(21,604)	$33,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$—	$3	$—	$3
Accounts payable	126	330	5,711	—	6,167
Accrued expenses	118	75	201	—	394
Taxes other than income taxes	—	7	480	—	487
Income taxes payable	142	—	467	(492)	117
Deferred income taxes	—	359	—	(83)	276

Total current liabilities	386	771	6,862	(575)	7,444

Long-term debt and capital lease obligations, less current portion	3,568	1,521	46	—	5,135

Long-term notes payable to affiliates	—	5,455	11,993	(17,448)	—

Deferred income taxes	63	1,280	2,413	—	3,756

Other long-term liabilities	676	205	689	—	1,570

Stockholders’ equity:
Preferred stock	53	—	—	—	53
Common stock	6	—	2	(2)	6
Additional paid-in capital	7,952	100	1,811	(1,911)	7,952
Treasury stock	(420)	—	—	—	(420)
Retained earnings	7,484	204	1,464	(1,668)	7,484
Accumulated other comprehensive income	323	—	—	—	323

Total stockholders’ equity	15,398	304	3,277	(3,581)	15,398

Total liabilities and stockholders’ equity	$20,091	$9,536	$25,280	$(21,604)	$33,303

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2005

(in millions)

	Valero Energy Corporation	PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$11	$5	$420	$—	$436
Restricted cash	22	2	6	—	30
Receivables, net	1	447	3,494	(378)	3,564
Inventories	—	380	3,659	—	4,039
Deferred income taxes	—	—	195	(53)	142
Prepaid expenses and other	—	7	58	—	65

Total current assets	34	841	7,832	(431)	8,276

Property, plant and equipment, at cost	—	4,821	15,567	—	20,388
Accumulated depreciation	—	(43)	(2,489)	—	(2,532)

Property, plant and equipment, net	—	4,778	13,078	—	17,856

Intangible assets, net	—	4	294	—	298
Goodwill	—	2,528	2,398	—	4,926
Investment in Valero Energy affiliates	1,697	705	100	(2,502)	—
Long-term notes receivable from affiliates	17,981	—	—	(17,981)	—
Investment in Valero L.P.	—	—	327	—	327
Deferred charges and other assets, net	118	133	836	(42)	1,045

Total assets	$19,830	$8,989	$24,865	$(20,956)	$32,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$220	$—	$2	$—	$222
Accounts payable	96	374	5,093	—	5,563
Accrued expenses	71	116	394	—	581
Taxes other than income taxes	—	23	572	—	595
Income taxes payable	53	—	364	(378)	39
Deferred income taxes	—	358	—	(53)	305

Total current liabilities	440	871	6,425	(431)	7,305

Long-term debt and capital lease obligations, less current portion	3,584	1,525	47	—	5,156

Long-term notes payable to affiliates	—	5,073	12,908	(17,981)	—

Deferred income taxes	53	1,212	2,350	—	3,615

Other long-term liabilities	661	208	733	—	1,602

Stockholders’ equity:
Preferred stock	68	—	—	—	68
Common stock	6	—	2	(2)	6
Additional paid-in capital	8,206	100	1,811	(1,953)	8,164
Treasury stock	(196)	—	—	—	(196)
Retained earnings	6,673	—	589	(589)	6,673
Accumulated other comprehensive income	335	—	—	—	335

Total stockholders’ equity	15,092	100	2,402	(2,544)	15,050

Total liabilities and stockholders’ equity	$19,830	$8,989	$24,865	$(20,956)	$32,728

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2006

(unaudited, in millions)

	Valero Energy Corporation	PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$5,610	$20,718	$(5,387)	$20,941

Costs and expenses:
Cost of sales	—	5,141	18,328	(5,387)	18,082
Refining operating expenses	—	223	703	—	926
Retail selling expenses	—	—	189	—	189
General and administrative expenses	—	15	136	—	151
Depreciation and amortization expense	—	43	217	—	260

Total costs and expenses	—	5,422	19,573	(5,387)	19,608

Operating income	—	188	1,145	—	1,333
Equity in earnings of subsidiaries	723	152	204	(1,079)	—
Equity in earnings of Valero L.P.	—	—	12	—	12
Other income, net	311	19	141	(471)	—
Interest and debt expense:
Incurred	(88)	(159)	(320)	471	(96)
Capitalized	—	14	23	—	37

Income before income tax expense	946	214	1,205	(1,079)	1,286
Income tax expense (1)	97	10	330	—	437

Net income	849	204	875	(1,079)	849
Preferred stock dividends	1	—	—	—	1

Net income applicable to common stock	$848	$204	$875	$(1,079)	$848

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2006

(unaudited, in millions)

	Valero Energy Corporation	PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$286	$(102)	$1,556	$—	$1,740

Cash flows from investing activities:
Capital expenditures	—	(235)	(540)	—	(775)
Deferred turnaround and catalyst costs	—	(50)	(149)	—	(199)
Contingent payments in connection with acquisitions	—	—	(50)	—	(50)
Net intercompany receipts	510	—	—	(510)	—
Other investing activities, net	—	4	7	—	11

Net cash provided by (used in) investing activities	510	(281)	(732)	(510)	(1,013)

Cash flows from financing activities:
Long-term debt borrowings, net of issuance costs	—	—	31	—	31
Long-term debt repayments	(220)	—	(31)	—	(251)
Purchase of treasury stock	(590)	—	—	—	(590)
Net intercompany borrowings (repayments)	—	381	(891)	510	—
Other financing activities, net	83	—	—	—	83

Net cash provided by (used in) financing activities	(727)	381	(891)	510	(727)

Effect of foreign exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and temporary cash investments	69	(2)	(67)	—	—
Cash and temporary cash investments at beginning of period	11	5	420	—	436

Cash and temporary cash investments at end of period	$80	$3	$353	$—	$436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation our discussion below under the heading “Results of Operations - Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.

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

Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Since up to 70% of our total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil discount.” The strong industry fundamentals we experienced throughout 2005 continued during the first quarter of 2006. During the first quarter of 2006, heavy industry-wide turnaround activity, the implementation of more restrictive sulfur regulations on gasoline and diesel, increased use of ethanol in the reformulated gasoline pool, and limited capacity expansions due to the high cost of environmental regulations resulted in tighter supplies of refined products and continuing strong margins. We also continued to benefit from the addition of the four Premcor refineries, which generated approximately $430 million of operating income with average throughput volumes of 736,000 barrels per day during the first quarter of 2006. The strong gasoline and distillate margins combined with the higher throughput volumes due to the Premcor Acquisition contributed to a significant increase in operating results in the first quarter of 2006 compared to the prior year, resulting in earnings per share of $1.32 for the first quarter of 2006, or a 38% increase over the $0.96 earnings per share reported for the first quarter of 2005.

During the first quarter of 2006, we had major planned turnaround activities at several of our refineries. The incremental throughput volumes from the Premcor refineries were partially offset by reduced throughput volumes resulting from these turnarounds.

RESULTS OF OPERATIONS

First Quarter 2006 Compared to First Quarter 2005

Financial Highlights

(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2006 (a)	2005	Change
Operating revenues (b)	$20,941	$14,953	$5,988

Costs and expenses:
Cost of sales (b)	18,082	13,072	5,010
Refining operating expenses	926	580	346
Retail selling expenses	189	172	17
General and administrative expenses	151	104	47
Depreciation and amortization expense:
Refining	231	153	78
Retail	20	18	2
Corporate	9	8	1

Total costs and expenses	19,608	14,107	5,501

Operating income	1,333	846	487
Equity in earnings of Valero L.P.	12	9	3
Other expense, net	—	(2)	2
Interest and debt expense:
Incurred	(96)	(74)	(22)
Capitalized	37	11	26

Income before income tax expense	1,286	790	496
Income tax expense	437	256	181

Net income	849	534	315
Preferred stock dividends	1	4	(3)

Net income applicable to common stock	$848	$530	$318

Earnings per common share – assuming dilution	$1.32	$0.96	$0.36

See the footnote references on page 34.

Operating Highlights

(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2006 (a)	2005	Change
Refining:
Operating income	$1,472	$944	$528
Throughput margin per barrel (c)	$10.11	$8.40	$1.71
Operating costs per barrel:
Refining operating expenses	$3.56	$2.90	$0.66
Depreciation and amortization	0.89	0.77	0.12

Total operating costs per barrel	$4.45	$3.67	$0.78

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	765	520	245
Medium/light sour crude	553	596	(43)
Acidic sweet crude	66	106	(40)
Sweet crude	875	545	330
Residuals	155	116	39
Other feedstocks	182	121	61

Total feedstocks	2,596	2,004	592
Blendstocks and other	294	216	78

Total throughput volumes	2,890	2,220	670

Yields (thousand barrels per day):
Gasolines and blendstocks	1,403	1,009	394
Distillates	909	685	224
Petrochemicals	89	72	17
Other products (d)	494	464	30

Total yields	2,895	2,230	665

Retail – U.S.:
Operating income	$—	$(13)	$13
Company-operated fuel sites (average)	996	1,036	(40)
Fuel volumes (gallons per day per site)	4,882	4,647	235
Fuel margin per gallon	$0.100	$0.068	$0.032
Merchandise sales	$219	$214	$5
Merchandise margin (percentage of sales)	29.7%	29.2%	0.5%
Margin on miscellaneous sales	$37	$28	$9
Retail selling expenses	$133	$120	$13
Depreciation and amortization expense	$13	$13	$—

Retail – Northeast:
Operating income	$21	$27	$(6)
Fuel volumes (thousand gallons per day)	3,284	3,350	(66)
Fuel margin per gallon	$0.225	$0.227	$(0.002)
Merchandise sales	$36	$33	$3
Merchandise margin (percentage of sales)	27.9%	25.6%	2.3%
Margin on miscellaneous sales	$8	$8	$—
Retail selling expenses	$56	$52	$4
Depreciation and amortization expense	$7	$5	$2

See the footnote references on page 34.

Refining Operating Highlights by Region (e)

(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2006 (a)	2005	Change
Gulf Coast:
Operating income	$1,003	$628	$375
Throughput volumes (thousand barrels per day) (f)	1,512	1,253	259
Throughput margin per barrel (c)	$11.40	$8.98	$2.42
Operating costs per barrel:
Refining operating expenses	$3.18	$2.76	$0.42
Depreciation and amortization	0.85	0.66	0.19

Total operating costs per barrel	$4.03	$3.42	$0.61

Mid-Continent (g):
Operating income	$101	$35	$66
Throughput volumes (thousand barrels per day) (f)	504	291	213
Throughput margin per barrel (c)	$6.56	$5.13	$1.43
Operating costs per barrel:
Refining operating expenses	$3.64	$3.11	$0.53
Depreciation and amortization	0.69	0.69	—

Total operating costs per barrel	$4.33	$3.80	$0.53

Northeast:
Operating income	$179	$73	$106
Throughput volumes (thousand barrels per day) (f)	575	377	198
Throughput margin per barrel (c)	$8.50	$5.59	$2.91
Operating costs per barrel:
Refining operating expenses	$4.11	$2.63	$1.48
Depreciation and amortization	0.93	0.80	0.13

Total operating costs per barrel	$5.04	$3.43	$1.61

West Coast:
Operating income	$189	$208	$(19)
Throughput volumes (thousand barrels per day)	299	299	—
Throughput margin per barrel (c)	$12.61	$12.67	$(0.06)
Operating costs per barrel:
Refining operating expenses	$4.29	$3.66	$0.63
Depreciation and amortization	1.31	1.26	0.05

Total operating costs per barrel	$5.60	$4.92	$0.68

See the footnote references on page 34.

Average Market Reference Prices and Differentials (h)

(dollars per barrel)

	Three Months Ended March 31,
	2006	2005	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$63.29	$49.70	$13.59
WTI less sour crude oil at U.S. Gulf Coast (i)	7.98	8.06	(0.08)
WTI less Alaska North Slope (ANS) crude oil	2.41	4.85	(2.44)
WTI less Maya crude oil	15.61	17.08	(1.47)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	8.00	5.86	2.14
No. 2 fuel oil less WTI	8.85	7.36	1.49
Propylene less WTI	7.14	22.17	(15.03)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.08	7.25	0.83
Low-sulfur diesel less WTI	13.27	9.24	4.03
U.S. Northeast:
Conventional 87 gasoline less WTI	6.76	4.93	1.83
No. 2 fuel oil less WTI	9.03	9.34	(0.31)
Lube oils less WTI	46.92	26.15	20.77
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.21	19.12	(3.91)
Low-sulfur diesel less ANS	19.56	18.03	1.53

The following notes relate to references on pages 31 through 34.

a.	Includes the operations related to the Premcor Acquisition, which was effective on September 1, 2005.
b.	Operating revenues and cost of sales both include approximately $1.2 billion for the three months ended March 31, 2005 related to certain crude oil buy/sell arrangements, which involve linked purchases and sales related to crude oil contracts entered into to address location, quality or grade requirements. Commencing January 1, 2006, we adopted EITF Issue No. 04-13 which requires that such buy/sell arrangements be accounted for as one transaction, thereby resulting in no recognition of revenues and cost of sales for these transactions.
c.	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
d.	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke and asphalt.
e.	The regions reflected herein contain the following refineries subsequent to the Premcor Acquisition: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, Memphis and Lima Refineries; the Northeast refining region includes the Quebec, Paulsboro and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries. The Mid-Continent region also included the Denver Refinery prior to its disposition on May 31, 2005.
f.	Throughput volumes for the Gulf Coast, Mid-Continent and Northeast regions for the three months ended March 31, 2006 include 295,000, 247,000 and 194,000 barrels per day, respectively, related to the operations of the refineries acquired from Premcor on September 1, 2005.
g.	For the three months ended March 31, 2005, the information presented for the Mid-Continent region includes the operations of the Denver Refinery, which was sold on May 31, 2005 to Suncor Energy (U.S.A.) Inc. Throughput volumes for the Mid-Continent region for the first quarter of 2005 include 40,000 barrels per day related to the Denver Refinery.
h.	The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platt’s Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services-London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect our operations and profitability.
i.	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General

Operating revenues increased 40% for the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of significantly higher refined product prices combined with additional throughput volumes from the former Premcor refinery operations. Operating income and net income for the three months ended March 31, 2006 increased significantly compared to the three months ended March 31, 2005. Operating income increased $487 million, or 58%, and net income increased $315 million, or 59%, from the first quarter of 2005 to the first quarter of 2006 primarily due to a $528 million increase in refining segment operating income and a $7 million increase in retail operating income, partially offset by a $48 million increase in general and administrative expenses (including corporate depreciation and amortization expense).

Refining

Operating income for our refining segment increased from $944 million for the first quarter of 2005 to $1.5 billion for the first quarter of 2006, resulting from a 30% increase in throughput volumes and an increase in refining throughput margin of $1.71 per barrel, or 20%, partially offset by increased refining operating expenses (including depreciation and amortization expense) of $424 million.

Refining total throughput margin for the first quarter of 2006 increased primarily due to the following factors:

•	Throughput volumes increased 670,000 barrels per day in the first quarter of 2006 compared to the first quarter of 2005 due to the 736,000 barrel per day incremental throughput from the four Premcor refineries, offset to some extent by the sale of the Denver Refinery in 2005 and major planned turnaround activities at several of our refineries.

•	Overall gasoline and distillate margins increased in the first quarter of 2006 compared to the first quarter of 2005. The continued strength of refined product margins for the first quarter of 2006 was primarily due to increased foreign and U.S. demand, major industry turnaround activity, and continuing outages from last season’s hurricanes.

Partially offsetting the above increases in throughput margin were lower margins on other refined products such as petroleum coke, sulfur and propylene due to a significant increase in the price of crude oil from the first quarter of 2005 to the first quarter of 2006. In addition, discounts on sour crude oil feedstocks during the first quarter of 2006 decreased slightly compared to the very strong discounts in the first quarter of 2005, but remained wide due to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Discounts on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from the lower sulfur specifications in gasoline and a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.

Refining operating expenses, excluding depreciation and amortization expense, were 60% higher for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due primarily to the Premcor Acquisition on September 1, 2005 and increases in maintenance expense, employee compensation and related benefits, catalyst and chemicals, and outside services. Refining depreciation and amortization expense increased 51% from the first quarter of 2005 to the first quarter of 2006 primarily due to the Premcor Acquisition, increased turnaround and catalyst amortization, and the implementation of new capital projects.

Retail

Retail operating income was $21 million for the quarter ended March 31, 2006 compared to $14 million for the quarter ended March 31, 2005. This 50% increase in operating income was primarily attributable to increased domestic fuel volumes combined with higher U.S. retail fuel margins. This increase in operating income was partially offset by increased selling expenses in our retail operations mainly as a result of higher credit card processing fees attributable to higher retail fuel prices.

Corporate Expenses and Other

General and administrative expenses, including corporate depreciation and amortization expense, increased $48 million from the first quarter of 2005 to the first quarter of 2006. The increase was primarily due to increases in employee compensation and benefits, expenses in 2006 attributable to Premcor headquarters personnel, and the favorable resolution of a California excise tax dispute in the first quarter of 2005.

Interest and debt expense incurred increased from the first quarter of 2005 to the first quarter of 2006 primarily as a result of interest expense incurred on the debt assumed in the Premcor Acquisition. However, the increased interest incurred was more than offset by increased capitalized interest due to an increase in capital projects, including those at the four former Premcor refineries.

Income tax expense increased $181 million from the first quarter of 2005 to the first quarter of 2006 mainly as a result of higher operating income. Our effective tax rate for the quarter ended March 31, 2006 increased from the quarter ended March 31, 2005 as a lower percentage of our pre-tax income was contributed by the Aruba Refinery, the operations of which are non-taxable in Aruba through December 31, 2010.

OUTLOOK

Since the end of the first quarter of 2006, refining industry fundamentals have remained positive, resulting in a continuation of favorable refined product margins and sour crude oil discounts. For example, Gulf Coast gasoline margins for April 2006 averaged $23 per barrel compared to $12 per barrel in April 2005 and low-sulfur diesel margins averaged nearly $19 per barrel in April 2006 compared to $11 per barrel a year ago. Thus far during 2006, domestic gasoline demand has increased slightly compared to the same period in 2005. We believe refined product margins will remain favorable for the remainder of 2006 due to sustained refined product demand and supply constraints resulting from changing specifications for gasoline and diesel.

Sour crude oil discounts remained wide during the month of April 2006 and are expected to remain favorable through the summer due to ample supplies of sour crude oil and continued strong demand for sweet crude oil. As light product demand has grown, worldwide refinery production rates have also increased, leading to higher production of residual fuel oil (resid) as a by-product of the refining process. Because resid can compete with certain heavy sour crude oils as a refinery feedstock, this also serves to widen the discounts for heavy sour crude oils. The global movement to lower-sulfur fuels has contributed to increased demand for sweet crude oils rather than sour crude oils to meet those more stringent specifications. In addition, higher light product margins increase sweet crude oil demand because sweet crude oils have a higher yield of light products.

Operationally, we expect to benefit during the remainder of 2006 from the completion of significant first quarter turnaround and capital improvement projects, as well as additional strategic projects that we expect to complete during the remainder of 2006, including a 75,000 barrel-per-day expansion project at our Port Arthur Refinery. In addition, we will benefit during 2006 from the full-year effect of the approximate 800,000 barrels per day of throughput capacity from the Premcor Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2006 and 2005

Net cash provided by operating activities for the three months ended March 31, 2006 was $1.7 billion compared to $804 million for the three months ended March 31, 2005. The increase in cash generated from operating activities was due primarily to the significant increase in operating income discussed above under “Results of Operations” and $537 million of cash provided by working capital changes in the first quarter of 2006. Changes in cash provided by or used for working capital during the first three months of 2006 and 2005 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements. Working capital was positively impacted in the first quarter of 2006 by timing differences in the billing and collection of accounts receivable in March 2006 compared to December 2005.

The net cash generated from operating activities during the first quarter of 2006, combined with $32 million of proceeds from the issuance of common stock related to our benefit plans and an $89 million benefit from tax deductions in excess of recognized stock compensation cost were used mainly to:

•	fund $974 million of capital expenditures and deferred turnaround and catalyst costs,

•	make scheduled debt repayments of $220 million,

•	purchase 10.7 million shares of treasury stock at a cost of $590 million,

•	fund a contingent earn-out payment in connection with the acquisition of the St. Charles Refinery of $50 million, and

•	pay common and preferred stock dividends of $38 million.

As discussed above, net cash provided by operating activities during the first three months of 2005 was $804 million. The net cash generated from operating activities, combined with $26 million of proceeds from the issuance of common stock related to our benefit plans and $178 million of available cash on hand, were used to:

•	fund $445 million of capital expenditures and deferred turnaround and catalyst costs,

•	make scheduled debt repayments of $196 million and early debt repurchases of $82 million,

•	purchase 5.6 million shares of treasury stock at a cost of $177 million,

•	fund a contingent earn-out payment in connection with the acquisition of the St. Charles Refinery of $50 million,

•	fund the acquisition of four asphalt terminals for $35 million, and

•	pay common and preferred stock dividends of $22 million.

Capital Investments

During the three months ended March 31, 2006, we expended $775 million for capital expenditures and $199 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2006 included $398 million of costs related to environmental projects.

In connection with our acquisitions of Basis Petroleum, Inc. in 1997 and the St. Charles Refinery in 2003, the sellers are entitled to receive payments in any of the ten years and seven years, respectively, following these acquisitions if certain average refining margins during any of those years exceed a specified level. In connection with the Premcor Acquisition in 2005, we assumed Premcor’s obligation under an earn-out contingency agreement related to Premcor’s acquisition of the Delaware City Refinery from Motiva Enterprises LLC (Motiva). Under this agreement, Motiva is entitled to receive two separate annual earn-out contingency payments depending on (a) the amount of crude oil processed at the refinery and the level of refining margins through May 2007, and (b) the achievement of certain performance criteria at the gasification facility through May 2006. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In January 2006, we made an earn-out payment of $50 million related to the St. Charles Refinery. Based on margin levels through April 2006, earn-out payments of $26 million (the maximum remaining payment based on the aggregate limitation under the agreement) related to the acquisition of Basis Petroleum, Inc. and $25 million related to the acquisition of the Delaware City Refinery will be due in the second quarter of 2006.

For 2006, we expect to incur approximately $3.5 billion for capital investments, including approximately $3.0 billion for capital expenditures (approximately $1.4 billion of which is for environmental projects) and approximately $520 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes anticipated expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.

Contractual Obligations

As of March 31, 2006, our contractual obligations included long-term debt, capital lease obligations, operating leases and purchase obligations. Except as discussed below, there were no significant changes to our contractual obligations during the three months ended March 31, 2006.

During March 2006, we made a scheduled debt repayment of $220 million related to our 7.375% notes.

As of March 31, 2006, our short-term and long-term purchase obligations increased by approximately $1.5 billion from the amount reported as of December 31, 2005, resulting primarily from both new crude oil supply contracts entered into in the first quarter of 2006 and higher crude oil prices as of March 31, 2006.

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

Other Commercial Commitments

As of March 31, 2006, our committed lines of credit included:

	Borrowing Capacity	Expiration
5-year revolving credit facility	$ 2.5 billion	August 2010
Canadian revolving credit facility	Cdn. $ 115 million	December 2010

As of March 31, 2006, we had $302 million of letters of credit outstanding under our uncommitted short-term bank credit facilities, $316 million of letters of credit outstanding under our committed facilities and Cdn. $8 million of letters of credit outstanding under our Canadian facility.

As defined under our revolving bank credit facilities, our debt-to-capitalization ratio (net of cash) was 23.5% as of March 31, 2006 compared to 24.8% as of December 31, 2005.

Proposed Sale of Investment in Valero L.P.

On March 31, 2006, Valero GP Holdings, LLC, an indirect wholly owned subsidiary of Valero, filed a registration statement on Form S-1 with the SEC for an initial public offering of approximately 37% of its units representing limited liability company interests. Subsidiaries of Valero GP Holdings, LLC own the general partner interest, the incentive distribution rights and a 21.4% limited partner interest in Valero L.P. After this initial public offering, if consummated, subsidiaries of Valero will hold an approximate 63% ownership interest in Valero GP Holdings, LLC. It is our intention to further reduce and ultimately sell all of our interest in Valero GP Holdings, LLC, pending market conditions. We expect to use funds from this offering for general corporate purposes, which may include acquisitions, stock repurchases and debt reduction.

Other

Although our expected minimum required contribution to our qualified pension plans during 2006 is less than $5 million under the Employee Retirement Income Security Act, we expect to contribute approximately $65 million to our qualified pension plans during 2006. During the first quarter of 2006, we contributed $15 million to our qualified pension plans.

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our refineries could require material additional expenditures to comply with environmental laws and regulations. For additional information regarding our environmental matters, see Note 15 of Condensed Notes to Consolidated Financial Statements.

During the third quarter of 2005, certain of our refineries experienced business interruption losses associated with Hurricanes Katrina and Rita. As a result of these losses, we have submitted claims to our insurance carriers under our insurance policies. No amounts related to these potential business interruption insurance recoveries were recognized in our consolidated financial statements as of March 31, 2006.

We believe that we have sufficient funds from operations and, to the extent necessary, from the public and private capital markets and bank markets, to fund our ongoing operating requirements. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings. However, there can be no assurances regarding the availability of any future financings or whether such financings can be made available on terms acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

Accounts Receivable Sales Facility

As of March 31, 2006, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2006 and December 31, 2005, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

COMMODITY PRICE RISK

The following tables provide information about our derivative commodity instruments as of March 31, 2006 and December 31, 2005 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

•	fair value hedges which are used to hedge our recognized refining inventories (which had a carrying amount of $4.1 billion and $3.8 billion as of March 31, 2006 and December 31, 2005, respectively, and a fair value of $8.3 billion and $7.1 billion as of March 31, 2006 and December 31, 2005, respectively) and unrecognized firm commitments (i.e. binding agreements to purchase inventories in the future),

•	cash flow hedges which are used to hedge our forecasted feedstock and product purchases, refined product sales and natural gas purchases,

•	economic hedges (hedges not designated as fair value or cash flow hedges) which are used to:

•	manage price volatility in refinery feedstock and refined product inventories, and

•	manage price volatility in forecasted feedstock and product purchases, refined product sales and natural gas purchases, and

•	trading activities held or issued for trading purposes.

The gain or loss on a derivative instrument designated and qualifying as a fair value hedge and the offsetting loss or gain on the hedged item are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of “other comprehensive income” and is recorded in income in the same period or periods during which the hedged forecasted transaction affects income. The remaining ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized currently in income. For our economic hedges and for derivative instruments entered into by us for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income.

The following tables include only open positions at the end of the reporting period, and therefore do not include amounts related to certain closed cash flow hedges for which the gain or loss remains in “accumulated other comprehensive income” pending consummation of the forecasted transactions.

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

	March 31, 2006
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Market Value	Pre-tax Fair Value
Fair Value Hedges:
Futures – long:
2006 (crude oil and refined products)	24,638	$64.34	N/A	$1,585	$1,655	$70
Futures – short:
2006 (crude oil and refined products)	32,649	N/A	$64.41	2,103	2,194	(91)

Cash Flow Hedges:
Futures – long:
2006 (crude oil and refined products)	12,212	64.78	N/A	791	829	38
Futures – short:
2006 (crude oil and refined products)	10,520	N/A	63.72	670	704	(34)

Economic Hedges:
Swaps – long:
2006 (crude oil and refined products)	7,814	8.89	9.94	N/A	8	8
Swaps – short:
2006 (crude oil and refined products)	4,164	19.50	18.21	N/A	(5)	(5)
2006 (natural gas)	3,150	0.03	0.01	N/A	—	—
2007 (natural gas)	150	8.90	8.90	N/A	—	—
Futures – long:
2006 (crude oil and refined products)	56,604	67.92	N/A	3,845	3,980	135
2007 (crude oil and refined products)	11	81.33	N/A	1	1	—
Futures – short:
2006 (crude oil and refined products)	59,330	N/A	67.42	4,000	4,148	(148)
Options – short:
2006 (crude oil and refined products)	42	N/A	72.35	—	—	—

Trading Activities:
Swaps – long:
2006 (crude oil and refined products)	1,450	7.88	9.10	N/A	2	2
Swaps – short:
2006 (crude oil and refined products)	1,050	12.63	12.88	N/A	—	—
Futures – long:
2006 (crude oil and refined products)	35,615	64.25	N/A	2,288	2,399	111
2006 (natural gas)	550	7.54	N/A	4	5	1
Futures – short:
2006 (crude oil and refined products)	36,650	N/A	64.36	2,359	2,474	(115)
2006 (natural gas)	550	N/A	7.66	4	5	(1)
Options – long:
2006 (crude oil and refined products)	5,000	47.44	N/A	2	8	6
Options – short:
2006 (crude oil and refined products)	5,000	N/A	46.69	2	8	(6)

Total open position pre-tax fair value						$(29)

	December 31, 2005
	Contract Volumes	Wtd Avg Pay Price	Wtd Avg Receive Price	Contract Value	Market Value	Pre-tax Fair Value
Fair Value Hedges:
Futures – long:
2006 (crude oil and refined products)	50,912	$59.03	N/A	$3,005	$3,113	$108
Futures – short:
2006 (crude oil and refined products)	64,422	N/A	$59.87	3,857	3,958	(101)

Cash Flow Hedges:
Futures – long:
2006 (crude oil and refined products)	18,179	62.24	N/A	1,131	1,152	21
Futures – short:
2006 (crude oil and refined products)	13,690	N/A	60.51	828	849	(21)

Economic Hedges:
Swaps – long:
2006 (crude oil and refined products)	7,947	8.12	8.81	N/A	5	5
2006 (natural gas)	2,700	11.37	9.19	N/A	(6)	(6)
Swaps – short:
2006 (crude oil and refined products)	4,481	17.27	16.85	N/A	(2)	(2)
2006 (natural gas)	1,350	9.19	11.46	N/A	3	3
Futures – long:
2006 (crude oil and refined products)	29,945	65.64	N/A	1,966	2,036	70
Futures – short:
2006 (crude oil and refined products)	27,052	N/A	65.34	1,768	1,815	(47)
Options – long:
2006 (natural gas)	1,290	9.27	N/A	(2)	(1)	1
Options – short:
2006 (crude oil and refined products)	190	N/A	72.95	(1)	(1)	—
2006 (natural gas)	690	N/A	7.98	—	—	—

Trading Activities:
Swaps – long:
2006 (crude oil and refined products)	300	11.64	11.94	N/A	—	—
2006 (natural gas)	350	9.33	11.28	N/A	1	1
Swaps – short:
2006 (crude oil and refined products)	1,350	12.66	13.17	N/A	1	1
2006 (natural gas)	350	11.28	9.18	N/A	(1)	(1)
Futures – long:
2006 (crude oil and refined products)	12,266	60.01	N/A	736	763	27
2006 (natural gas)	840	8.03	N/A	6	9	3
Futures – short:
2006 (crude oil and refined products)	10,816	N/A	60.49	654	678	(24)
2006 (natural gas)	840	N/A	8.34	7	9	(2)
Options – long:
2006 (crude oil and refined products)	2,000	0.50	N/A	—	—	—
2006 (natural gas)	900	10.00	N/A	—	—	—
Options – short:
2006 (crude oil and refined products)	2,000	N/A	0.50	—	—	—
2006 (natural gas)	900	N/A	10.00	—	—	—

Total open position pre-tax fair value						$36

INTEREST RATE RISK

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

	March 31, 2006
	Expected Maturity Dates
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$—	$287	$6	$209	$208	$4,391	$5,101	$5,381
Average interest rate	—%	6.1%	6.0%	3.6%	8.9%	7.0%	6.9%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$—	$225	$—	$9	$—	$641	$875	$(44)
Average pay rate	6.6%	6.6%	6.2%	6.3%	6.4%	6.0%	6.2%
Average receive rate	5.8%	5.8%	5.7%	5.7%	5.7%	5.6%	5.7%

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Long-term Debt:
Fixed rate	$220	$287	$6	$209	$208	$4,392	$5,322	$5,735
Average interest rate	7.4%	6.1%	6.0%	3.6%	8.9%	7.0%	6.9%

Interest Rate Swaps
Fixed to Floating:
Notional amount	$125	$225	$—	$9	$—	$641	$1,000	$(28)
Average pay rate	6.5%	6.2%	5.8%	5.9%	5.9%	5.6%	5.9%
Average receive rate	6.0%	5.8%	5.7%	5.7%	5.7%	5.6%	5.7%

Effective May 1, 2006, we terminated our $875 million of outstanding interest rate swap contracts for $55 million. Substantially all of this payment will be deferred and amortized over the remaining lives of the debt instruments that were being hedged.

FOREIGN CURRENCY RISK

As of March 31, 2006, we had commitments to purchase $329 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 28, 2006.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of March 31, 2006.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2005.

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

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2005). In 2005, the BAAQMD issued 28 violation notices (VNs) for various incidents at our Benicia Refinery and asphalt plant, including alleged excess emissions, recordkeeping discrepancies and other matters. No penalties have been assessed for the VNs. We are negotiating a settlement with the BAAQMD for these matters. Thus far in 2006, the BAAQMD has issued an additional 11 VNs for these facilities containing allegations similar to the 2005 VNs. We plan to pursue settlement of the 2006 VNs.

City of Houston and Texas Commission on Environmental Quality (TCEQ) (Houston Refinery). In January 2006, the City of Houston issued a notice of enforcement to our Houston Refinery alleging violations of the Texas Clean Air Act and certain TCEQ regulations for past emission events that we self-reported. Subsequent discussions with the City indicate that we could be subject to penalties in excess of $100,000 to settle this matter. In March 2006, the TCEQ issued intervening notices of enforcement pertaining to the same emission events. Valero is negotiating with the City of Houston and the TCEQ to resolve this matter.

Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2005). The DDNREC had issued several VNs to the Delaware City Refinery since Premcor’s acquisition of the refinery in May 2004 alleging excess air emissions and failure to obtain a state construction permit. We settled all but two of these VNs with the DDNREC in the first quarter of 2006.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2005). We are subject to 11 outstanding air-related Administrative Order and Notice of Civil Administrative Penalty Assessments (Notices) issued by the NJDEP relating to our Paulsboro Refinery. The Notices propose an aggregate penalty of $289,800. We have appealed these Notices.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2005). The SCAQMD had issued 24 VNs to our Wilmington Refinery since May 2003 for alleged excess emissions and one permitting discrepancy. We settled all 24 VNs with the SCAQMD in the first quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities. None.

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2006	2,658,787	$53.34	0	$361 million
February 2006	2,499,660	$54.24	0	$361 million
March 2006	5,536,063	$56.45	0	$361 million
Total	10,694,510	$55.16	0	$361 million

(1)	The shares reported in this column represent purchases that were settled in the first quarter of 2006 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our incentive compensation plans. None of the reported shares were purchased through any publicly announced stock purchase plan or program. The amount stated for January includes 850,000 shares purchased on December 28, 2005 and settled on January 3, 2006 (the date on which the shares entered our treasury stock balance and the cash expenditures were included in our cash flow statement).
(2)	Our existing stock repurchase program was publicly announced on December 3, 2001. The program authorizes us to purchase up to $400 million aggregate purchase price of shares of Valero common stock. The program has no expiration date.

Item 6. Exhibits.

Exhibit No.	Description

*12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

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

Date: May 9, 2006