Form 10-Q
period 2007-03-31
VALERO ENERGY CORP/TX
filed 2007-05-09
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

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
Large accelerated filer X
Accelerated filer __
Non-accelerated filer __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2007 was 548,990,535.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,696	$1,590
Restricted cash	31	31
Receivables, net	4,173	4,389
Inventories	4,835	4,430
Income taxes receivable	-	32
Deferred income taxes	147	143
Prepaid expenses and other	113	145

Total current assets	10,995	10,760

Property, plant and equipment, at cost	24,793	24,377
Accumulated depreciation	(3,499)	(3,279)

Property, plant and equipment, net	21,294	21,098

Intangible assets, net	293	303
Goodwill	4,209	4,211
Deferred charges and other assets, net	1,396	1,381

Total assets	$38,187	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$297	$476
Accounts payable	6,970	6,864
Accrued expenses	465	510
Taxes other than income taxes	577	586
Income taxes payable	434	23
Deferred income taxes	291	363

Total current liabilities	9,034	8,822

Long-term debt and capital lease obligations, less current portion	4,649	4,657

Deferred income taxes	4,048	4,047

Other long-term liabilities	1,726	1,622

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,543	7,779
Treasury stock, at cost; 35,461,598 and 23,738,162 common shares	(2,074)	(1,396)
Retained earnings	13,022	11,951
Accumulated other comprehensive income	233	265

Total stockholders’ equity	18,730	18,605

Total liabilities and stockholders’ equity	$38,187	$37,753

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues (1)	$19,698	$20,927

Costs and expenses:
Cost of sales	16,308	18,085
Refining operating expenses	975	926
Retail selling expenses	171	172
General and administrative expenses	145	151
Depreciation and amortization expense	334	260

Total costs and expenses	17,933	19,594

Operating income	1,765	1,333
Equity in earnings of NuStar Energy L.P.	-	12
Other income, net	5	-
Interest and debt expense:
Incurred	(90)	(96)
Capitalized	31	37

Income before income tax expense	1,711	1,286
Income tax expense	567	437

Net income	1,144	849
Preferred stock dividends	-	1

Net income applicable to common stock	$1,144	$848

Earnings per common share	$1.91	$1.37
Weighted-average common shares outstanding (in millions)	599	619

Earnings per common share - assuming dilution	$1.86	$1.32
Weighted-average common equivalent shares outstanding (in millions)	615	644

Dividends per common share	$0.12	$0.06

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$196	$194
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,144	$849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	334	260
Stock-based compensation expense	30	23
Deferred income tax expense	44	120
Changes in current assets and current liabilities	338	537
Changes in deferred charges and credits and other, net	(4)	(49)

Net cash provided by operating activities	1,886	1,740

Cash flows from investing activities:
Capital expenditures	(551)	(775)
Deferred turnaround and catalyst costs	(129)	(199)
Contingent payments in connection with acquisitions	(50)	(50)
Other investing activities, net	7	11

Net cash used in investing activities	(723)	(1,013)

Cash flows from financing activities:
Long-term note repayments	(183)	(220)
Bank credit agreements:
Borrowings	-	280
Repayments	-	(280)
Purchase of treasury stock	(904)	(590)
Issuance of common stock in connection with employee benefit plans	37	32
Benefit from tax deduction in excess of recognized stock-based compensation cost	63	89
Common and preferred stock dividends	(73)	(38)

Net cash used in financing activities	(1,060)	(727)

Effect of foreign exchange rate changes on cash	3	-

Net increase in cash and temporary cash investments	106	-
Cash and temporary cash investments at beginning of period	1,590	436

Cash and temporary cash investments at end of period	$1,696	$436

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$1,144	$849

Other comprehensive income (loss):
Foreign currency translation adjustment	20	(8)

Pension and other postretirement benefits net loss reclassified into income, net of income tax benefit of $1 and $-	1	-

Net loss on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $23 and $(1)	(42)	2
Net gain reclassified into income, net of income tax expense of $6 and $3	(11)	(6)

Net loss on cash flow hedges	(53)	(4)

Other comprehensive loss	(32)	(12)

Comprehensive income	$1,112	$837

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
These unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in significant non-controlled entities are accounted for using the equity method of accounting.
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owns the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, the statement of income reflects no equity in earnings of NuStar Energy L.P. subsequent to December 21, 2006.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the 2007 presentation, including reflecting in our consolidated statement of cash flows for 2006 gross borrowings and repayments under our uncommitted bank credit facilities and presenting those amounts, along with borrowings and repayments under our committed bank credit facilities, separate from borrowings and repayments related to our long-term notes. The reclassifications also affected amounts previously reported in our consolidated statement of income in 2006 for operating revenues, cost of sales, and retail selling expenses. Commencing January 1, 2007, third-party processing costs associated with certain credit card transactions processed on behalf of our distributors and dealers are being netted against fees received from distributors and dealers to better reflect the nature of the credit card transactions. These reclassified income statement amounts were as follows (in millions):

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2006
	Previously		Currently
	Reported	Increase (Decrease)	Reported
Operating revenues	$20,941	$(14)	$20,927
Cost of sales	18,082	3	18,085
Retail selling expenses	189	(17)	172
2. ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 155
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. In particular, Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of Statement No. 155 on January 1, 2007 has not affected our financial position or results of operations.
FASB Statement No. 156
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 156 requires the initial recognition at fair value of a servicing asset or servicing liability when an obligation to service a financial asset is undertaken by entering into a servicing contract. The adoption of Statement No. 156 on January 1, 2007 has not affected our financial position or results of operations.
FASB Interpretation No. 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise is required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 on January 1, 2007 did not materially affect our financial position or results of operations.
We have elected to classify any interest expense related to the underpayment of income taxes in “income tax expense” in our consolidated statement of income. Any penalties related to the underpayment of

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income taxes are recorded in the corresponding expense category in our consolidated statement of income.
EITF Issue No. 06-3
In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. We adopted the consensus on January 1, 2007. We present excise taxes on sales by our U.S. retail system on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.
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
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of Statement No. 157. We do not expect the adoption of Statement No. 159 to have any impact on our financial position or results of operations.
3. DISPOSITION OF LIMA REFINERY
On May 2, 2007, we entered into an agreement to sell our refinery in Lima, Ohio to Husky Refining Company, a wholly owned subsidiary of Husky Energy Inc. The sales price is $1.9 billion, plus an amount equal to net working capital as of the closing date of the sale, which is expected to occur by the end of the second quarter of 2007. Net proceeds from the sale exceed the carrying amount of the net assets being sold. The sale is subject to the receipt of required regulatory approvals.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2007	2006
Refinery feedstocks	$2,466	$1,981
Refined products and blendstocks	2,115	2,197
Convenience store merchandise	83	85
Materials and supplies	171	167

Inventories	$4,835	$4,430

As of March 31, 2007 and December 31, 2006, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $4.4 billion and $2.9 billion, respectively.
5. INVESTMENT IN AND TRANSACTIONS WITH NUSTAR ENERGY L.P.
Our ownership interest in NuStar Energy L.P. as of March 31, 2006 was 23.4%, which was composed of a 2% general partner interest, incentive distribution rights, and a 21.4% limited partner interest represented by 627,339 common units and 9,599,322 subordinated units. NuStar GP Holdings, LLC completed public offerings in July and December 2006 through which we sold all of our ownership interest in NuStar GP Holdings, LLC. As a result, we no longer owned any interest in NuStar Energy L.P. as of December 31, 2006. Financial information reported by NuStar Energy L.P. for the three months ended March 31, 2006 is summarized below (in millions):

Three Months Ended
March 31, 2006
Revenues	$274
Operating income	56
Net income	39
Related-Party Transactions
Through December 31, 2006, we provided NuStar Energy L.P. with certain corporate functions for an annual fee as prescribed by a services agreement. Effective January 1, 2007, the services agreement was amended to provide for limited services. The amended services agreement provides for a termination date of December 31, 2010, unless we terminate the agreement earlier, in which case we are required to pay a termination fee of $13 million. In April, we notified NuStar Energy L.P. of our decision to terminate the services agreement. Accordingly, the $13 million termination fee is expected to be paid during the second quarter of 2007.
The following table summarizes the results of transactions with NuStar Energy L.P. for the three months ended March 31, 2006 (in millions):

Fees and expenses charged by us to NuStar Energy L.P.	$26
Fees and expenses charged to us by NuStar Energy L.P.	61

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DEBT
On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. These notes had a carrying amount of $187 million on the date of redemption, resulting in a gain of $4 million that was included in “other income, net” in the consolidated statement of income.
During the three months ended March 31, 2007, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
In April 2007, we made a scheduled debt repayment of $230 million related to our 6.125% notes. Also in April 2007, to fund the accelerated share repurchase program discussed in Note 7, we borrowed $3 billion under a 364-day term credit agreement with a financial institution. The term loan bears interest at LIBOR plus a margin, or an alternate base rate as defined under the agreement. The interest rate is subject to adjustment based upon the credit ratings assigned to our long-term debt. The amount borrowed can be prepaid at any time, and proceeds from any long-term financing during the term of this agreement, with certain exceptions, must be used to reduce the amount borrowed under the 364-day term credit agreement.
7. STOCKHOLDERS’ EQUITY
Treasury Stock
During the three months ended March 31, 2007 and 2006, we purchased 15.6 million and 10.7 million shares of our common stock at a cost of $904 million and $590 million, respectively, in connection with the administration of our employee benefit plans and the $2 billion common stock purchase program authorized by our board of directors. During the three months ended March 31, 2007, we issued 3.8 million shares from treasury at an average cost of $58.63 per share, and for the three months ended March 31, 2006, we issued 7.0 million shares from treasury at an average cost of $52.24 per share, for our employee benefit plans.
During April 2007, we purchased an additional 4.2 million shares at a cost of approximately $275 million, excluding the effect of the accelerated share repurchase program discussed below.
Accelerated Share Repurchase Program
On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late April, approximately 42 million shares were purchased under this agreement. The purchase of these shares was funded with a short-term bridge loan, which we expect to replace with longer-term financing. At the expiration of the accelerated share repurchase program, which is expected to occur in the third quarter of 2007, the cost of the shares purchased under this accelerated share repurchase program will be adjusted, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost can be paid in cash or stock, at our option.
Common Stock Dividends
On April 26, 2007, our board of directors declared a regular quarterly cash dividend of $0.12 per common share payable on June 13, 2007 to holders of record at the close of business on May 16, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER COMMON SHARE
Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Earnings per Common Share:
Net income	$1,144	$849
Preferred stock dividends	-	1

Net income applicable to common stock	$1,144	$848

Weighted-average common shares outstanding	599	619

Earnings per common share	$1.91	$1.37

Earnings per Common Share - Assuming Dilution:
Net income applicable to common equivalent shares	$1,144	$849

Weighted-average common shares outstanding	599	619
Effect of dilutive securities:
Stock options	15	19
Performance awards and other benefit plans	1	1
Mandatory convertible preferred stock	-	5

Weighted-average common equivalent shares outstanding	615	644

Earnings per common share - assuming dilution	$1.86	$1.32

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Decrease (increase) in current assets:
Receivables, net	$221	$450
Inventories	(402)	(342)
Income taxes receivable	32	62
Prepaid expenses and other	32	(11)
Increase (decrease) in current liabilities:
Accounts payable	115	606
Accrued expenses	(75)	(140)
Taxes other than income taxes	(7)	(104)
Income taxes payable	422	16

Changes in current assets and current liabilities	$338	$537

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

•
previously accrued capital expenditures, deferred turnaround and catalyst costs, and contingent earn-out payments are reflected in investing activities in the consolidated statements of cash flows; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash financing activities for the three months ended March 31, 2007 included the accrual of $137 million of common stock purchases in the open market for which settlement and payment occurred in April 2007. There were no significant noncash investing activities for the three months ended March 31, 2007.
Noncash financing activities for the three months ended March 31, 2006 included the conversion of 713,035 shares of preferred stock into 1,413,233 shares of our common stock. There were no significant noncash investing activities for the three months ended March 31, 2006.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Interest paid (net of amount capitalized)	$13	$15
Income taxes paid (net of tax refunds received)	5	151
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Fair value hedges	$(1)	$(3)
Cash flow hedges	1	-
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the three months ended March 31, 2007, we recognized in “accumulated other comprehensive income” unrealized after-tax losses of $42 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $7 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of March 31, 2007. We expect that the deferred losses as of March 31, 2007 will be reclassified into “cost of sales” over the next nine months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three months ended March 31, 2007 and 2006, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.
11. INCOME TAXES
As discussed in Note 2, on January 1, 2007, we adopted the provisions of FIN 48. We did not recognize any change in our liability for uncertain tax positions as a result of our implementation of FIN 48; however, certain amounts previously reported in “deferred income taxes” were reclassified to “other long-term liabilities” in the consolidated balance sheet as of January 1, 2007. In accordance with the provisions of FIN 48, prior period amounts were not reclassified. The total amount of unrecognized tax benefits as of January 1, 2007 was $152 million of which $133 million, if recognized, would affect our effective tax rate. Accrued liabilities for interest and penalties related to unrecognized tax benefits were $29 million as of January 1, 2007. Based on the number of tax years currently under audit by the relevant federal, state, and foreign tax authorities, we anticipate that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
audits by the relevant tax authorities, it is not possible to estimate the impact of changes that may result from such audits, if any, on previously recorded uncertain tax positions. There have been no significant changes in the status of these examinations during the quarter ended March 31, 2007. As of January 1, 2007, certain tax years from 1999 through 2006 remained subject to examination by federal or state tax jurisdictions.
12. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended March 31, 2007:
Operating revenues from external customers	$17,792	$1,906	$-	$19,698
Intersegment revenues	1,309	-	-	1,309
Operating income (loss)	1,868	53	(156)	1,765

Three months ended March 31, 2006:
Operating revenues from external customers	19,036	1,891	-	20,927
Intersegment revenues	1,311	-	-	1,311
Operating income (loss)	1,472	21	(160)	1,333
Total assets by reportable segment were as follows (in millions):

	March 31,	December 31,
	2007	2006
Refining	$34,535	$34,275
Retail	1,843	1,826
Corporate	1,809	1,652

Total consolidated assets	$38,187	$37,753

The entire balance of goodwill as of March 31, 2007 and December 31, 2006 has been included in the total assets of the refining reportable segment.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months ended March 31, 2007 and 2006 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$24	$25	$3	$3
Interest cost	18	16	7	6
Expected return on plan assets	(21)	(14)	-	-
Amortization of:
Prior service cost (credit)	1	1	(3)	(2)
Net loss	2	3	2	2

Net periodic benefit cost	$24	$31	$9	$9

Our anticipated contributions to our pension plans during 2007 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2006. We have no expected minimum required contribution to our qualified pension plans during 2007 under the Employee Retirement Income Security Act. There were no contributions made during the three months ended March 31, 2007. For the three months ended March 31, 2006, we contributed $15 million to our qualified pension plans.
14. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of March 31, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.
Contingent Earn-Out Agreements
In both January 2007 and January 2006, we made previously accrued earn-out payments of $50 million related to the acquisition of the St. Charles Refinery.
The following table summarizes the aggregate payments we have made through March 31, 2007 and payment limitations related to the following acquisitions (in millions):

	Aggregate
	Payments	Annual
	Made Through	Maximum	Aggregate
	March 31, 2007	Limit	Limit
St. Charles Refinery	$150	$50	$175
Delaware City Refinery	25	25	50

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010, we believe that sales by our Aruba Refinery should not be subject to this turnover tax. As a result, no amounts have been accrued with respect to this turnover tax. We have filed a request for arbitration with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday.
McKee Refinery Fire – Insurance Recoveries
On February 16, 2007, our McKee Refinery experienced a fire originating in its propane deasphalting unit. We are in the process of filing a claim with our insurance carriers. At this time we cannot determine the amount, if any, that may be collected under our insurance policies. Accordingly, no amounts have been recorded related to this claim.
Cameron Highway Oil Pipeline Joint Venture
We have agreed to make an estimated $190 million cash capital contribution to Cameron Highway Oil Pipeline Company, representing our 50% portion of the amount required for the Cameron Highway Oil Pipeline joint venture to redeem its fixed-rate notes. Our capital contribution, along with an equal capital contribution from the other 50% joint venture partner, will be made, and the joint venture’s debt will be redeemed, by the end of May 2007.
Litigation
MTBE Litigation
As of May 1, 2007, we were named as a defendant in 80 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. All of the cases are, or will be, pending in federal court and consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Four of the cases Valero is involved in have been selected by the court as “focus cases” for discovery and pre-trial motions. The Suffolk County Water Authority case is scheduled for trial in January 2008. The United Water New York case may also be tried in 2008. Activity in the “non-focus” cases is generally stayed. We believe that we have strong defenses to these claims and are vigorously defending the cases. We have recorded a loss contingency liability with respect to this matter in accordance with FASB Statement No. 5. However, due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits in excess of the amount accrued. We believe that such an outcome in any one of these lawsuits would not have a material adverse effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of these cases could have a material effect on our results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Retail Fuel Temperature Litigation
Along with several other defendants in the retail petroleum marketing business, we have been named in 15 consumer class action lawsuits relating to fuel temperature. The complaints, filed in federal courts in Alabama, Arizona, California, Kansas, Mississippi, Missouri, New Mexico, Oklahoma, and Tennessee, and in state court in Nevada, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in Alabama, Arkansas, Arizona, California, Florida, Georgia, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, Virginia, and Washington, D.C. The complaints seek an order compelling the installation of temperature correction devices as well as associated monetary relief. We anticipate that the federal lawsuits together with similar suits not involving Valero will be consolidated in a multidistrict litigation case and that the state court case will be removed and consolidated. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Other Litigation
We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on our consolidated results of operations or financial position.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. (Premcor) on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of March 31, 2007:
•	6.75% senior notes due February 2011,

•	6.125% senior notes due May 2011,

•	9.5% senior notes due February 2013,

•	6.75% senior notes due May 2014, and

•	7.5% senior notes due June 2015.
In addition, PRG has fully and unconditionally guaranteed all of the outstanding debt issued by Valero Energy Corporation.
The following condensed consolidating financial information is provided for Valero and PRG as an alternative to providing separate financial statements for PRG. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of March 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$713	$-	$983	$-	$1,696
Restricted cash	22	2	7	-	31
Receivables, net	-	69	4,104	-	4,173
Inventories	-	407	4,428	-	4,835
Income taxes receivable	-	5	29	(34)	-
Deferred income taxes	-	-	147	-	147
Prepaid expenses and other	-	8	105	-	113

Total current assets	735	491	9,803	(34)	10,995

Property, plant and equipment, at cost	-	7,463	17,330	-	24,793
Accumulated depreciation	-	(333)	(3,166)	-	(3,499)

Property, plant and equipment, net	-	7,130	14,164	-	21,294

Intangible assets, net	-	3	290	-	293
Goodwill	-	1,825	2,384	-	4,209
Investment in Valero Energy affiliates	2,704	771	262	(3,737)	-
Long-term notes receivable from affiliates	21,093	-	-	(21,093)	-
Deferred charges and other assets, net	196	220	980	-	1,396

Total assets	$24,728	$10,440	$27,883	$(24,864)	$38,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$293	$1	$3	$-	$297
Accounts payable	212	176	6,582	-	6,970
Accrued expenses	126	68	271	-	465
Taxes other than income taxes	-	12	565	-	577
Income taxes payable	468	-	-	(34)	434
Deferred income taxes	19	272	-	-	291

Total current liabilities	1,118	529	7,421	(34)	9,034

Long-term debt and capital lease obligations, less current portion	3,276	1,331	42	-	4,649

Long-term notes payable to affiliates	-	8,111	12,982	(21,093)	-

Deferred income taxes	829	5	3,214	-	4,048

Other long-term liabilities	775	202	749	-	1,726

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,543	100	1,526	(1,626)	7,543
Treasury stock	(2,074)	-	-	-	(2,074)
Retained earnings	13,022	161	1,963	(2,124)	13,022
Accumulated other comprehensive income (loss)	233	1	(16)	15	233

Total stockholders’ equity	18,730	262	3,475	(3,737)	18,730

Total liabilities and stockholders’ equity	$24,728	$10,440	$27,883	$(24,864)	$38,187

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2006
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$712	$-	$878	$-	$1,590
Restricted cash	22	2	7	-	31
Receivables, net	1	81	4,307	-	4,389
Inventories	-	386	4,044	-	4,430
Income tax receivable	-	5	32	(5)	32
Deferred income taxes	-	-	143	-	143
Prepaid expenses and other	-	12	133	-	145

Total current assets	735	486	9,544	(5)	10,760

Property, plant and equipment, at cost	-	7,437	16,940	-	24,377
Accumulated depreciation	-	(269)	(3,010)	-	(3,279)

Property, plant and equipment, net	-	7,168	13,930	-	21,098

Intangible assets, net	-	3	300	-	303
Goodwill	-	1,826	2,385	-	4,211
Investment in Valero Energy affiliates	2,114	705	101	(2,920)	-
Long-term notes receivable from affiliates	20,920	-	-	(20,920)	-
Deferred income taxes	-	111	-	(111)	-
Deferred charges and other assets, net	196	229	956	-	1,381

Total assets	$23,965	$10,528	$27,216	$(23,956)	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$285	$188	$3	$-	$476
Accounts payable	80	304	6,480	-	6,864
Accrued expenses	76	79	355	-	510
Taxes other than income taxes	-	21	565	-	586
Income taxes payable	21	-	7	(5)	23
Deferred income taxes	91	272	-	-	363

Total current liabilities	553	864	7,410	(5)	8,822

Long-term debt and capital lease obligations, less current portion	3,281	1,333	43	-	4,657

Long-term notes payable to affiliates	-	8,003	12,917	(20,920)	-

Deferred income taxes	868	-	3,290	(111)	4,047

Other long-term liabilities	658	227	737	-	1,622

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,779	100	1,458	(1,558)	7,779
Treasury stock	(1,396)	-	-	-	(1,396)
Retained earnings	11,951	-	1,322	(1,322)	11,951
Accumulated other comprehensive income	265	1	37	(38)	265

Total stockholders’ equity	18,605	101	2,819	(2,920)	18,605

Total liabilities and stockholders’ equity	$23,965	$10,528	$27,216	$(23,956)	$37,753

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$5,815	$17,273	$(3,390)	$19,698

Costs and expenses:
Cost of sales	-	5,079	14,619	(3,390)	16,308
Refining operating expenses	-	228	747	-	975
Retail selling expenses	-	-	171	-	171
General and administrative expenses	-	3	142	-	145
Depreciation and amortization expense	-	85	249	-	334

Total costs and expenses	-	5,395	15,928	(3,390)	17,933

Operating income	-	420	1,345	-	1,765
Equity in earnings of subsidiaries	927	66	163	(1,156)	-
Other income (expense), net	357	(32)	189	(509)	5
Interest and debt expense:
Incurred	(94)	(163)	(342)	509	(90)
Capitalized	-	1	30	-	31

Income before income tax expense	1,190	292	1,385	(1,156)	1,711
Income tax expense (1)	46	129	392	-	567

Net income	$1,144	$163	$993	$(1,156)	$1,144

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$5,610	$20,704	$(5,387)	$20,927

Costs and expenses:
Cost of sales	-	5,141	18,331	(5,387)	18,085
Refining operating expenses	-	223	703	-	926
Retail selling expenses	-	-	172	-	172
General and administrative expenses	-	15	136	-	151
Depreciation and amortization expense	-	43	217	-	260

Total costs and expenses	-	5,422	19,559	(5,387)	19,594

Operating income	-	188	1,145	-	1,333
Equity in earnings of subsidiaries	723	152	204	(1,079)	-
Equity in earnings of NuStar Energy L.P.	-	-	12	-	12
Other income, net	311	19	141	(471)	-
Interest and debt expense:
Incurred	(88)	(159)	(320)	471	(96)
Capitalized	-	14	23	-	37

Income before income tax expense	946	214	1,205	(1,079)	1,286
Income tax expense (1)	97	10	330	-	437

Net income	849	204	875	(1,079)	849
Preferred stock dividends	1	-	-	-	1

Net income applicable to common stock	$848	$204	$875	$(1,079)	$848

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$725	$209	$952	$-	$1,886

Cash flows from investing activities:
Capital expenditures	-	(122)	(429)	-	(551)
Deferred turnaround and catalyst costs	-	(14)	(115)	-	(129)
Contingent payments in connection with acquisitions	-	-	(50)	-	(50)
Investments in subsidiaries	(73)	-	-	73	-
Return of investment	358	-	3	(361)	-
Net intercompany loans	(133)	-	-	133	-
Other investing activities, net	-	7	-	-	7

Net cash provided by (used in) investing activities	152	(129)	(591)	(155)	(723)

Cash flows from financing activities:
Long-term note repayments	-	(183)	-	-	(183)
Purchase of treasury stock	(904)	-	-	-	(904)
Issuance of common stock in connection with employee benefit plans	37	-	-	-	37
Benefit from tax deduction in excess of recognized stock-based compensation cost	63	-	-	-	63
Common stock dividends	(73)	-	-	-	(73)
Dividends to parent	-	(3)	(358)	361	-
Capital contributions from parent	-	-	73	(73)	-
Net intercompany borrowings (repayments)	-	106	27	(133)	-

Net cash used in financing activities	(877)	(80)	(258)	155	(1,060)

Effect of foreign exchange rate changes on cash	-	-	3	-	3

Net increase in cash and temporary cash investments	-	-	106	-	106
Cash and temporary cash investments at beginning of period	712	-	878	-	1,590

Cash and temporary cash investments at end of period	$712	$-	$984	$-	$1,696

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$286	$(102)	$1,556	$-	$1,740

Cash flows from investing activities:
Capital expenditures	-	(235)	(540)	-	(775)
Deferred turnaround and catalyst costs	-	(50)	(149)	-	(199)
Contingent payments in connection with acquisitions	-	-	(50)	-	(50)
Net intercompany loan repayments	510	-	-	(510)	-
Other investing activities, net	-	4	7	-	11

Net cash provided by (used in) investing activities	510	(281)	(732)	(510)	(1,013)

Cash flows from financing activities:
Long-term note repayments	(220)	-	-	-	(220)
Bank credit agreements:
Borrowings	3	-	277	-	280
Repayments	(3)	-	(277)	-	(280)
Purchase of treasury stock	(590)	-	-	-	(590)
Issuance of common stock in connection with employee benefit plans	32	-	-	-	32
Benefit from tax deduction in excess of recognized stock-based compensation cost	89	-	-	-	89
Common and preferred stock dividends	(38)	-	-	-	(38)
Net intercompany borrowings (repayments)	-	381	(891)	510	-

Net cash provided by (used in) financing activities	(727)	381	(891)	510	(727)

Net increase (decrease) in cash and temporary cash investments	69	(2)	(67)	-	-
Cash and temporary cash investments at beginning of period	11	5	420	-	436

Cash and temporary cash investments at end of period	$80	$3	$353	$-	$436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q, including without limitation our discussion below under the heading “Results of Operations — Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may,” and similar expressions.
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

OVERVIEW
In this overview, we set out some of the primary factors that we believe affected our operations in the first quarter of 2007. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The strong industry fundamentals for refined products that we experienced throughout 2006 continued during the first quarter of 2007. Gasoline and distillate demand was strong throughout the first quarter of 2007. In addition, other factors such as low imports, industry-wide turnaround activity and unscheduled refinery outages, and the implementation of more restrictive sulfur regulations on gasoline and diesel resulted in tight supplies of refined products and, combined with the strong demand, resulted in very favorable refined product margins during the first quarter of 2007.
Since approximately 60% of our total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Although first quarter 2007 sour crude oil differentials relative to West Texas Intermediate (WTI) crude oil declined compared to the strong 2006 first quarter differentials, these sour crude oil differentials to WTI remained wide. In addition, the sour crude oil differentials relative to light, sweet crude oils other than WTI in the first quarter of 2007 were comparable to those experienced in the first quarter of 2006.
On February 16, 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in reduced operating income of approximately $110 million in the first quarter of 2007. The refinery recommenced operations on April 15 at a reduced throughput rate, with run rates at the end of April at about 50% of the refinery’s capacity.
The favorable gasoline and distillate margins and continuing wide sour crude oil differentials discussed above contributed to strong operating results in the first quarter of 2007. We reported net income of $1.1 billion, or $1.86 per share, for the first quarter of 2007, compared to $849 million, or $1.32 per share, for the first quarter of 2006. In regard to our financial position, during the first quarter of 2007, we purchased over $900 million of our common stock under our board-authorized programs and repaid $183 million of callable debt that was due in 2010. Despite these cash payments and $680 million of capital investments in the first quarter, our cash balance increased during the quarter to $1.7 billion at the end of March 2007.

RESULTS OF OPERATIONS
First Quarter 2007 Compared to First Quarter 2006
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2006	Change
Operating revenues (a)	$19,698	$20,927	$(1,229)

Costs and expenses:
Cost of sales (a)	16,308	18,085	(1,777)
Refining operating expenses	975	926	49
Retail selling expenses (a)	171	172	(1)
General and administrative expenses	145	151	(6)
Depreciation and amortization expense:
Refining	305	231	74
Retail	18	20	(2)
Corporate	11	9	2

Total costs and expenses	17,933	19,594	(1,661)

Operating income	1,765	1,333	432
Equity in earnings of NuStar Energy L.P. (b)	-	12	(12)
Other income, net	5	-	5
Interest and debt expense:
Incurred	(90)	(96)	6
Capitalized	31	37	(6)

Income before income tax expense	1,711	1,286	425
Income tax expense	567	437	130

Net income	1,144	849	295
Preferred stock dividends	-	1	(1)

Net income applicable to common stock	$1,144	$848	$296

Earnings per common share — assuming dilution	$1.86	$1.32	$0.54

See the footnote references on page 32.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2007	2006	Change
Refining:
Operating income	$1,868	$1,472	$396
Throughput margin per barrel (c)	$12.06	$10.11	$1.95
Operating costs per barrel:
Refining operating expenses	$3.74	$3.56	$0.18
Depreciation and amortization	1.17	0.89	0.28

Total operating costs per barrel	$4.91	$4.45	$0.46

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	694	765	(71)
Medium/light sour crude	627	553	74
Acidic sweet crude	91	66	25
Sweet crude	825	875	(50)
Residuals	245	155	90
Other feedstocks	152	182	(30)

Total feedstocks	2,634	2,596	38
Blendstocks and other	265	294	(29)

Total throughput volumes	2,899	2,890	9

Yields (thousand barrels per day):
Gasolines and blendstocks	1,330	1,403	(73)
Distillates	963	909	54
Petrochemicals	91	89	2
Other products (d)	521	494	27

Total yields	2,905	2,895	10

Retail – U.S.:
Operating income	$24	$-	$24
Company-operated fuel sites (average)	963	996	(33)
Fuel volumes (gallons per day per site)	4,982	4,882	100
Fuel margin per gallon	$0.123	$0.100	$0.023
Merchandise sales	$233	$219	$14
Merchandise margin (percentage of sales)	30.0%	29.7%	0.3%
Margin on miscellaneous sales (a)	$25	$20	$5
Retail selling expenses (a)	$113	$116	$(3)
Depreciation and amortization expense	$11	$13	$(2)

Retail – Canada:
Operating income	$29	$21	$8
Fuel volumes (thousand gallons per day)	3,370	3,284	86
Fuel margin per gallon	$0.245	$0.225	$0.020
Merchandise sales	$37	$36	$1
Merchandise margin (percentage of sales)	29.4%	27.9%	1.5%
Margin on miscellaneous sales	$9	$8	$1
Retail selling expenses	$58	$56	$2
Depreciation and amortization expense	$7	$7	$-

See the footnote references on page 32.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2007	2006	Change
Gulf Coast:
Operating income	$1,083	$1,003	$80
Throughput volumes (thousand barrels per day)	1,525	1,512	13
Throughput margin per barrel (c)	$12.35	$11.40	$0.95
Operating costs per barrel:
Refining operating expenses	$3.45	$3.18	$0.27
Depreciation and amortization	1.01	0.85	0.16

Total operating costs per barrel	$4.46	$4.03	$0.43

Mid-Continent:
Operating income	$183	$101	$82
Throughput volumes (thousand barrels per day)	505	504	1
Throughput margin per barrel (c)	$9.68	$6.56	$3.12
Operating costs per barrel:
Refining operating expenses	$4.20	$3.64	$0.56
Depreciation and amortization	1.44	0.69	0.75

Total operating costs per barrel	$5.64	$4.33	$1.31

Northeast:
Operating income	$289	$179	$110
Throughput volumes (thousand barrels per day)	574	575	(1)
Throughput margin per barrel (c)	$10.58	$8.50	$2.08
Operating costs per barrel:
Refining operating expenses	$3.77	$4.11	$(0.34)
Depreciation and amortization	1.22	0.93	0.29

Total operating costs per barrel	$4.99	$5.04	$(0.05)

West Coast:
Operating income	$313	$189	$124
Throughput volumes (thousand barrels per day)	295	299	(4)
Throughput margin per barrel (c)	$17.56	$12.61	$4.95
Operating costs per barrel:
Refining operating expenses	$4.38	$4.29	$0.09
Depreciation and amortization	1.41	1.31	0.10

Total operating costs per barrel	$5.79	$5.60	$0.19

See the footnote references on page 32.

Average Market Reference Prices and Differentials (f)
(dollars per barrel)

	Three Months Ended March 31,
	2007	2006	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$58.00	$63.29	$(5.29)
WTI less sour crude oil at U.S. Gulf Coast (g)	5.92	7.98	(2.06)
WTI less Mars crude oil	4.91	7.70	(2.79)
WTI less Alaska North Slope (ANS) crude oil	2.30	2.41	(0.11)
WTI less Maya crude oil	12.63	15.61	(2.98)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	10.22	8.00	2.22
No. 2 fuel oil less WTI	9.82	8.85	0.97
Ultra-low-sulfur diesel less WTI	17.36	N.A.	N.A.
Propylene less WTI	16.21	7.14	9.07
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	12.12	8.08	4.04
Low-sulfur diesel less WTI	20.33	13.27	7.06
U.S. Northeast:
Conventional 87 gasoline less WTI	12.01	6.76	5.25
No. 2 fuel oil less WTI	11.35	9.03	2.32
Lube oils less WTI	63.80	46.92	16.88
U.S. West Coast:
CARBOB 87 gasoline less ANS	29.98	15.21	14.77
CARB diesel less ANS	26.54	20.97	5.57

The following notes relate to references on pages 29 through 32.

(a)	Certain amounts previously reported in 2006 for operating revenues, cost of sales, and retail selling expenses have been reclassified for comparability with amounts reported in 2007.

(b)
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owns the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, the financial highlights reflect no equity in earnings of NuStar Energy L.P. subsequent to December 21, 2006.

(c)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(d)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(e)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, Memphis, and Lima Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

General
Operating revenues decreased 6% for the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of lower sales volumes between the two periods. Operating income of $1.8 billion and net income of $1.1 billion for the three months ended March 31, 2007 increased more than 30% from the corresponding amounts in the first quarter of 2006 primarily due to a $396 million increase in refining segment operating income and a $32 million increase in retail segment operating income.
Refining
Operating income for our refining segment increased from $1.5 billion for the first quarter of 2006 to $1.9 billion for the first quarter of 2007, resulting mainly from a 19% increase in throughput margin per barrel, partially offset by a $123 million increase in refining operating expenses (including depreciation and amortization expense).
Refining throughput margins for the first quarter of 2007 compared to the first quarter of 2006 were impacted by the following factors:
•
Gasoline and distillate margins increased significantly in all of our refining regions in the first quarter of 2007 compared to the margins in the first quarter of 2006. The improvement in refined product margins for the first quarter of 2007 was primarily due to an increase in demand combined with a decline in refined product inventory levels resulting from lower imports, more stringent product specifications and regulations, heavy industry turnaround activity, and unplanned outages.

•
Sour crude oil feedstock differentials to WTI crude oil during the first quarter of 2007 were lower than the strong differentials in the first quarter of 2006 as a result of a temporary oversupply of WTI crude oil, due in part to the market impact resulting from our McKee Refinery shutdown. However, other light, sweet crude oils priced at a premium to WTI in the first quarter of 2007; thus, sour crude oil feedstock differentials relative to those other light, sweet crude oils in the first quarter of 2007 were comparable to the wide differentials experienced in the first quarter of 2006. These wide differentials are attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel and a global increase in refined product demand, particularly in Asia, which has resulted in higher utilization rates by refineries that require sweet crude oil as feedstock.

•
Margins on other refined products such as propylene, petroleum coke, and sulfur improved from the first quarter of 2006 to the first quarter of 2007 due to a decrease in the price of crude oil between the periods.

Refining operating expenses, excluding depreciation and amortization expense, were 5% higher for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 due primarily to increases in employee compensation and related benefits, maintenance expense, and catalysts and chemicals, partially offset by decreases in energy costs. Refining depreciation and amortization expense increased 32% from the first quarter of 2006 to the first quarter of 2007 primarily due to the implementation of new capital projects, increased turnaround and catalyst amortization, and the write-off of costs related to the McKee Refinery as a result of the fire it experienced in February 2007.
Retail
Retail operating income of $53 million for the quarter ended March 31, 2007 was approximately 150% higher than the $21 million reported for the quarter ended March 31, 2006. This increase in operating income was mainly attributable to a $0.02 per gallon increase in average fuel margins in both our U.S. and Canadian retail operations.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, were essentially unchanged from the first quarter of 2006 to the first quarter of 2007. Expenses incurred in the first quarter of 2006 attributable to Premcor headquarters personnel were not incurred in the first quarter of 2007, but such decrease was offset by executive retirement expenses incurred in the first quarter of 2007.
Equity in earnings of NuStar Energy L.P. is not reflected in the first quarter of 2007 due to the sale of our remaining ownership interest in NuStar GP Holdings, LLC in December 2006.
Income tax expense increased $130 million from the first quarter of 2006 to the first quarter of 2007 mainly as a result of higher operating income.
OUTLOOK
Since the end of the 2007 first quarter, refining industry fundamentals have remained positive. U.S. light product inventories, particularly gasoline, have declined relative to prior years due to prolonged turnarounds, unscheduled refinery outages, lower imports, tighter product specifications, and strong demand. The low inventories going into the driving season will likely result in favorable refinery margins through at least the second quarter. In addition, sour crude oil differentials remained wide relative to alternate sweet crude oils during the month of April 2007 and are expected to remain favorable through the summer due to ample supplies of sour crude oil and continued strong demand for sweet crude oil.
On February 16, 2007, our McKee Refinery experienced a fire originating in its propane deasphalting unit. The refinery recommenced operations on April 15, 2007 at approximately 50% of capacity. We expect throughput rates at the McKee Refinery to increase to 150,000 barrels per day by mid-year and to reach full capacity by the end of 2007 or early 2008. In regard to other operations, we have minimal turnaround activity scheduled for the second quarter of 2007. We expect to benefit during the remainder of 2007 from the completion of significant turnaround and capital improvement projects, including our crude unit expansion project at our Port Arthur Refinery that was completed in January.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2007 and 2006
Net cash provided by operating activities for the three months ended March 31, 2007 was $1.9 billion compared to $1.7 billion for the three months ended March 31, 2006. The increase in cash generated from operating activities was due primarily to the increase in net income discussed above under “Results of Operations,” partially offset by a $199 million decrease from an unfavorable change in working capital between the years. Changes in cash provided by working capital during the first three months of 2007 and 2006 are shown in Note 9 of Condensed Notes to Consolidated Financial Statements. Working capital in the first quarter of 2007 was primarily impacted by a large increase in income taxes payable attributable mainly to operating income generated in the first quarter of 2007.
The net cash generated from operating activities during the first three months of 2007, combined with a $63 million benefit from tax deductions in excess of recognized stock-based compensation cost and $37 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:

•	fund $680 million of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 15.6 million shares of treasury stock at a cost of $904 million;

•	redeem our 9.25% senior notes for $183 million;

•	fund $50 million of contingent earn-out payments in connection with the acquisition of the St. Charles Refinery;

•	pay common stock dividends of $73 million; and

•	increase available cash on hand by $106 million.
The net cash generated from operating activities during the first three months of 2006, combined with $32 million of proceeds from the issuance of common stock related to our employee benefit plans and an $89 million benefit from tax deductions in excess of recognized stock-based compensation cost, were used mainly to:
•	fund $974 million of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled debt repayments of $220 million;

•	purchase 10.7 million shares of treasury stock at a cost of $590 million;

•	fund a contingent earn-out payment in connection with the acquisition of the St. Charles Refinery of $50 million; and

•	pay common and preferred stock dividends of $38 million.
Capital Investments
During the three months ended March 31, 2007, we expended $551 million for capital expenditures and $129 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2007 included $160 million of costs related to environmental projects.
In connection with our acquisition of the St. Charles Refinery in 2003, the seller is entitled to receive payments in any of the seven years following this acquisition if certain average refining margins during any of those years exceed a specified level. In connection with the Premcor Acquisition in 2005, we assumed Premcor’s obligation under a contingent earn-out agreement related to Premcor’s acquisition of the Delaware City Refinery from Motiva Enterprises LLC. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In January 2007, we made an earn-out payment of $50 million related to the St. Charles Refinery. Based on margin levels through April 2007, an earn-out payment of $25 million (the maximum remaining payment based on the aggregate limitation under the agreement) related to the acquisition of the Delaware City Refinery will be due in the second quarter of 2007.
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
We have agreed to make an estimated $190 million cash capital contribution to Cameron Highway Oil Pipeline Company, representing our 50% portion of the amount required for the Cameron Highway Oil Pipeline joint venture to redeem its fixed-rate notes. Our capital contribution, along with an equal capital contribution from the other 50% joint venture partner, will be made, and the joint venture’s debt will be redeemed, by the end of May 2007.

Lima Refinery Disposition
On May 2, 2007, we entered into an agreement to sell our refinery in Lima, Ohio to Husky Refining Company, a wholly owned subsidiary of Husky Energy Inc. The sales price is $1.9 billion, plus an amount equal to net working capital as of the closing date of the sale, which is expected to occur by the end of the second quarter of 2007. Net proceeds from the sale exceed the carrying amount of the net assets being sold. The sale is subject to the receipt of required regulatory approvals.
Contractual Obligations
As of March 31, 2007, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. Except as discussed below, there were no significant changes to our contractual obligations during the three months ended March 31, 2007.
On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. In addition, in April 2007, we made a scheduled debt repayment of $230 million related to our 6.125% notes.
In April 2007, to fund the accelerated share repurchase program discussed in Note 7 of Condensed Notes to Consolidated Financial Statements, we borrowed $3 billion under a 364-day term credit agreement with a financial institution. The term loan bears interest at LIBOR plus a margin, or an alternate base rate as defined under the agreement. The interest rate is subject to adjustment based upon the credit ratings assigned to our long-term debt. The amount borrowed can be prepaid at any time, and proceeds from any long-term financing during the term of this agreement, with certain exceptions, must be used to reduce the amount borrowed under the 364-day term credit agreement.
As of March 31, 2007, our short-term and long-term purchase obligations increased by approximately $2 billion from the amount reported as of December 31, 2006, resulting from, among other items, new refined product purchase contracts entered into in the first quarter of 2007.
Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of March 31, 2007, all of our ratings on our senior unsecured debt are at or above “investment grade” level as follows:

Rating Agency	Rating
Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa3 (stable outlook)
Fitch Ratings	BBB (stable outlook)
Upon our announcement of both the increase in our common stock purchase program to $6 billion and the $3 billion accelerated share repurchase program, each of the rating agencies affirmed our ratings, with Moody’s Investors Service changing its outlook from stable to positive.
Other Commercial Commitments
As of March 31, 2007, our committed lines of credit included:

Borrowing
	Capacity	Expiration
Revolving credit facility	$2.5 billion	August 2011
Canadian revolving credit facility	Cdn. $115 million	December 2010

As of March 31, 2007, we had $451 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $208 million of letters of credit outstanding under our committed revolving credit facility. Under our Canadian committed revolving credit facility, we had Cdn. $7 million of letters of credit outstanding as of March 31, 2007. These letters of credit expire during 2007, 2008, and 2009.
Stock Purchase Programs
During the first quarter of 2007, we had two stock purchase programs that had been previously approved by our board of directors, which authorized our purchase of treasury stock in open market transactions to satisfy employee benefit plan requirements as well as a $2 billion common stock purchase program. Stock purchases under the $2 billion program during the first quarter of 2007 were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, subject to market conditions and other factors. The program does not have a scheduled expiration date.
During the first quarter of 2007, we purchased 15.6 million shares of our common stock at a cost of $904 million in connection with the administration of our employee benefit plans and the $2 billion common stock purchase program authorized by our board of directors. During April 2007, we purchased an additional 4.2 million shares at a cost of approximately $275 million, excluding the effect of the accelerated share repurchase program discussed below.
On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late April, approximately 42 million shares were purchased under this agreement. The purchase of these shares was funded with a short-term bridge loan, which we expect to replace with longer-term financing. At the expiration of the accelerated share repurchase program, which is expected to occur in the third quarter of 2007, the cost of the shares purchased under this accelerated share repurchase program will be adjusted, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost can be paid in cash or stock, at our option.
McKee Refinery Fire – Insurance Recoveries
On February 16, 2007, our McKee Refinery experienced a fire originating in its propane deasphalting unit. We are in the process of filing a claim with our insurance carriers. At this time we cannot determine the amount, if any, that may be collected under our insurance policies. Accordingly, no amounts have been recorded related to this claim.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010, we believe that sales by our Aruba Refinery should not be subject to this turnover tax. As a result, no amounts have been accrued with respect to this turnover tax. We have filed a request for arbitration with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday.

Other
Although we have no expected minimum required contribution to our qualified pension plans during 2007 under the Employee Retirement Income Security Act, we expect to contribute $100 million to our qualified pension plans during 2007.
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
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of March 31, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of March 31, 2007 and December 31, 2006 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
•
fair value hedges which are used to hedge our recognized refining inventories (which had a carrying amount of $4.6 billion and $4.2 billion as of March 31, 2007 and December 31, 2006, respectively, and a fair value of $9.0 billion and $7.1 billion as of March 31, 2007 and December 31, 2006, respectively) and unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future);

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
The following tables include only open positions at the end of the reporting period, and therefore do not include amounts related to closed cash flow hedges for which the gain or loss remains in “accumulated other comprehensive income” pending consummation of the forecasted transactions.
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

	March 31, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	45,946	$62.85	N/A	$2,887	$3,114	$227
Futures – short:
2007 (crude oil and refined products)	60,242	N/A	$62.70	3,777	4,062	(285)

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	16,290	64.06	68.77	N/A	77	77
Swaps – short:
2007 (crude oil and refined products)	16,290	82.00	75.91	N/A	(99)	(99)
Futures – long:
2007 (crude oil and refined products)	17,719	67.65	N/A	1,198	1,267	69
Futures – short:
2007 (crude oil and refined products)	14,583	N/A	67.07	978	1,035	(57)

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	20,859	3.75	5.67	N/A	40	40
Swaps – short:
2007 (crude oil and refined products)	4,325	34.48	29.42	N/A	(22)	(22)
Futures – long:
2007 (crude oil and refined products)	43,300	69.85	N/A	3,025	3,191	166
2008 (crude oil and refined products)	30	76.43	N/A	2	2	-
Futures – short:
2007 (crude oil and refined products)	40,214	N/A	69.07	2,778	2,939	(161)
Options – long:
2007 (crude oil and refined products)	5	83.48	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,259	N/A	41.39	3	-	3

Trading Activities:
Swaps – long:
2007 (crude oil and refined products)	335	11.66	9.58	N/A	(1)	(1)
2008 (crude oil and refined products)	112	12.18	10.90	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	435	7.03	8.62	N/A	1	1
2008 (crude oil and refined products)	112	10.90	12.05	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	3,905	64.63	N/A	252	268	16
Futures – short:
2007 (crude oil and refined products)	3,905	N/A	63.60	248	265	(17)

Total pre-tax fair value of open positions						$(43)

	December 31, 2006
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	15,261	$63.66	N/A	$972	$949	$(23)
Futures – short:
2007 (crude oil and refined products)	22,091	N/A	$64.56	1,426	1,379	47

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	39,125	70.14	65.16	N/A	(195)	(195)
Swaps – short:
2007 (crude oil and refined products)	39,125	69.66	76.30	N/A	260	260
Futures – long:
2007 (crude oil and refined products)	21,087	64.75	N/A	1,365	1,336	(29)
Futures – short:
2007 (crude oil and refined products)	18,356	N/A	64.82	1,190	1,161	29

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	13,244	12.02	11.02	N/A	(13)	(13)
2007 (natural gas)	893	0.76	0.78	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	7,605	26.47	27.66	N/A	9	9
2007 (natural gas)	833	0.85	0.89	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	50,442	64.28	N/A	3,242	3,171	(71)
2007 (natural gas)	400	7.33	N/A	3	3	-
Futures – short:
2007 (crude oil and refined products)	51,623	N/A	64.15	3,312	3,252	60
2007 (natural gas)	400	N/A	8.21	3	3	-
Options – long:
2007 (crude oil and refined products)	31	84.29	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,478	N/A	61.94	-	(6)	6

Trading Activities:
Futures – long:
2007 (crude oil and refined products)	801	77.29	N/A	62	59	(3)
Futures – short:
2007 (crude oil and refined products)	801	N/A	84.87	68	58	10

Total pre-tax fair value of open positions						$87

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), all of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2007 and December 31, 2006.

	March 31, 2007
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$287	$6	$209	$33	$418	$3,946	$4,899	$5,158
Average interest rate	6.1%	6.0%	3.6%	6.8%	6.4%	7.1%	6.8%

	December 31, 2006
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$462	$6	$209	$33	$418	$3,946	$5,074	$5,361
Average interest rate	7.3%	6.0%	3.6%	6.8%	6.4%	7.1%	6.9%
FOREIGN CURRENCY RISK
As of March 31, 2007, we had commitments to purchase $286 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 23, 2007, resulting in a $3 million loss in the second quarter of 2007.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of March 31, 2007.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2006.
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
New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). In March 2007, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessments (Notice) to our Paulsboro Refinery alleging unauthorized air emissions and late reporting regarding a release and flaring event that occurred in February 2007. The Notice contained a proposed penalty of $112,500. We have appealed this Notice.

Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a) Unregistered Sales of Equity Securities. Not applicable.
          (b) Use of Proceeds. Not applicable.
          (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of Valero’s common stock made by us or on our behalf for the periods shown below.

			Total Number of	Total Number of	Maximum Number (or
			Shares Not	Shares Purchased	Approximate Dollar
	Total	Average	Purchased as Part	as Part of	Value) of Shares that
	Number of	Price	of Publicly	Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	or Programs	Programs (2)
January 2007	192,587	$50.95	192,587	0	$2.0 billion
February 2007	5,902,619	$56.82	1,226,427	4,676,192	$1.73 billion
March 2007	9,469,214	$58.99	91,502	9,377,712	$1.18 billion
Total	15,564,420	$58.07	1,510,516	14,053,904	$1.18 billion
(1)
The shares reported in this column represent purchases settled in the first quarter of 2007 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

(2)
During the first quarter of 2007, we purchased shares under the $2 billion common stock purchase program approved by our board of directors in October 2006. On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, including a $3 billion accelerated share repurchase program, as authorized by our board of directors on April 25, 2007. The $6 billion common stock purchase program has no expiration date. The $6 billion common stock purchase program is more fully described above in Note 7 of Condensed Notes to Consolidated Financial Statements, and we hereby incorporate by reference into this Item our disclosures made in Note 7.

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

Date: May 9, 2007