Form 10-Q
period 2007-06-30
VALERO ENERGY CORP/TX
filed 2007-08-08
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2007 was 553,823,222.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$2,336	$1,590
Restricted cash	31	31
Receivables, net	4,693	4,384
Inventories	4,578	3,979
Income taxes receivable	-	32
Deferred income taxes	183	143
Prepaid expenses and other	133	145
Assets held for sale	1,613	1,527

Total current assets	13,567	11,831

Property, plant and equipment, at cost	24,452	23,421
Accumulated depreciation	(3,667)	(3,241)

Property, plant and equipment, net	20,785	20,180

Intangible assets, net	293	303
Goodwill	4,092	4,103
Deferred charges and other assets, net	1,613	1,336

Total assets	$40,350	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$66	$475
Accounts payable	7,348	6,841
Accrued expenses	536	507
Taxes other than income taxes	603	584
Income taxes payable	522	23
Deferred income taxes	337	363
Liabilities related to assets held for sale	53	67

Total current liabilities	9,465	8,860

Long-term debt and capital lease obligations, less current portion	6,855	4,619

Deferred income taxes	4,146	4,047

Other long-term liabilities	1,769	1,622

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,446	7,779
Treasury stock, at cost; 74,188,725 and 23,738,162 common shares	(4,876)	(1,396)
Retained earnings	15,204	11,951
Accumulated other comprehensive income	335	265

Total stockholders’ equity	18,115	18,605

Total liabilities and stockholders’ equity	$40,350	$37,753

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues (1)	$24,202	$25,592	$42,957	$45,567

Costs and expenses:
Cost of sales	19,310	21,311	34,820	38,525
Refining operating expenses	985	911	1,919	1,795
Retail selling expenses	200	182	371	354
General and administrative expenses	177	171	322	322
Depreciation and amortization expense	337	279	659	534

Total costs and expenses	21,009	22,854	38,091	41,530

Operating income	3,193	2,738	4,866	4,037
Equity in earnings of NuStar Energy L.P.	—	10	—	22
Other income (expense), net	7	(5)	12	(5)
Interest and debt expense:
Incurred	(110)	(93)	(199)	(189)
Capitalized	27	45	58	81

Income from continuing operations before income tax expense	3,117	2,695	4,737	3,946
Income tax expense	1,055	876	1,587	1,299

Income from continuing operations	2,062	1,819	3,150	2,647

Income from discontinued operations, net of income tax expense	187	78	243	99

Net income	2,249	1,897	3,393	2,746
Preferred stock dividends	—	1	—	2

Net income applicable to common stock	$2,249	$1,896	$3,393	$2,744

Earnings per common share:
Continuing operations	$3.66	$2.97	$5.42	$4.30
Discontinued operations	0.33	0.13	0.42	0.16

Total	$3.99	$3.10	$5.84	$4.46

Weighted-average common shares outstanding (in millions)	563	611	581	615

Earnings per common share – assuming dilution:
Continuing operations	$3.57	$2.86	$5.28	$4.13
Discontinued operations	0.32	0.12	0.40	0.16

Total	$3.89	$2.98	$5.68	$4.29

Weighted-average common equivalent shares outstanding (in millions)	578	636	597	640

Dividends per common share	$0.12	$0.08	$0.24	$0.14

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$203	$196	$399	$390
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,393	$2,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	675	553
Stock-based compensation expense	46	52
Deferred income tax expense	153	116
Changes in current assets and current liabilities	60	381
Changes in deferred charges and credits and other, net	24	(25)

Net cash provided by operating activities	4,351	3,823

Cash flows from investing activities:
Capital expenditures	(1,042)	(1,588)
Deferred turnaround and catalyst costs	(230)	(387)
Investment in Cameron Highway Oil Pipeline Company, net	(215)	(10)
Advance proceeds related to sale of Lima Refinery	96	—
Contingent payments in connection with acquisitions	(75)	(76)
Other investing activities, net	15	28

Net cash used in investing activities	(1,451)	(2,033)

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	—
Repayments	(413)	(221)
Bank credit agreements:
Borrowings	3,000	501
Repayments	(3,000)	(439)
Termination of interest rate swaps	—	(54)
Purchase of treasury stock	(4,181)	(1,187)
Issuance of common stock in connection with employee benefit plans	111	65
Benefit from tax deduction in excess of recognized stock-based compensation cost	215	130
Common and preferred stock dividends	(139)	(87)
Other financing activities	(21)	(1)

Net cash used in financing activities	(2,183)	(1,293)

Effect of foreign exchange rate changes on cash	29	4

Net increase in cash and temporary cash investments	746	501
Cash and temporary cash investments at beginning of period	1,590	436

Cash and temporary cash investments at end of period	$2,336	$937

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,249	$1,897	$3,393	$2,746

Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $31, $0, $31 and $0	141	80	161	72

Pension and other postretirement benefits net loss reclassified into income, net of income tax benefit of $1, $0, $2 and $0	2	-	3	-

Net loss on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $24, $0, $47 and $(1)	(45)	-	(87)	2
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(2), $0, $4 and $3	4	-	(7)	(6)

Net loss on cash flow hedges	(41)	-	(94)	(4)

Other comprehensive income (loss)	102	80	70	68

Comprehensive income	$2,351	$1,977	$3,463	$2,814

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 3, the assets and liabilities related to the Lima Refinery as of December 31, 2006 have been reclassified as held for sale, and the results of operations of the Lima Refinery have been presented as discontinued operations in the statements of income for all periods presented.
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owns the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, our consolidated statements of income reflect no equity in earnings of NuStar Energy L.P. subsequent to December 21, 2006.
Reclassifications
Previously reported amounts have been reclassified to present the operations of the Lima Refinery as discontinued operations as discussed above. In addition, operating revenues, cost of sales, and retail selling expenses reported in our consolidated statements of income for 2006 have been reclassified for certain credit card transactions. Commencing January 1, 2007, fees received from our distributors and dealers associated with certain credit card transactions processed on behalf of those distributors and dealers are being netted against third-party processing costs incurred on such transactions to better reflect the nature of the credit card transactions. These credit card reclassifications increased (decreased) amounts previously reported in 2006 as follows (in millions):

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Operating revenues	$(20)	$(34)
Cost of sales	2	5
Retail selling expenses	(22)	(39)
2. ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 155
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. In particular, Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of Statement No. 155 on January 1, 2007 has not affected our financial position or results of operations.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have elected to classify any interest expense related to the underpayment of income taxes in “income tax expense” in our consolidated statements of income. Any penalties related to the underpayment of income taxes are recorded in the corresponding expense category in our consolidated statements of income.
EITF Issue No. 06-3
In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be provided on an aggregate basis. We adopted the consensus on January 1, 2007. We present excise taxes on sales by our U.S. retail system on a gross basis with supplemental information regarding the amount of such taxes included in revenues provided in a footnote on the face of the income statement. All other excise taxes are presented on a net basis in the income statement.
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
3. DISPOSITION OF LIMA REFINERY
On May 2, 2007, we entered into an agreement to sell our refinery in Lima, Ohio to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. As a result, the assets and liabilities related to the Lima Refinery as of June 30, 2007 and December 31, 2006 have been presented in the consolidated balance sheets as “assets held for sale” and “liabilities related to assets held for sale,” respectively. In addition, the consolidated statements of income reflect the operations related to the Lima Refinery in “income from discontinued operations, net of income tax expense” for all periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 3, 2007, we consummated the sale of our Lima Refinery to Husky with an effective date of July 1, 2007. Proceeds from the sale were $1.9 billion, plus $540 million representing a preliminary working capital settlement. The working capital settlement is expected to be finalized within 90 days after the effective date of the sale. In connection with the sale, we entered into a transition services agreement with Husky under which we agreed to provide certain accounting and administrative services to Husky beginning July 3, 2007, with the services terminating by July 31, 2008.
Financial information related to the assets and liabilities sold is summarized as follows (in millions):

	June 30,	December 31,
	2007	2006
Current assets (primarily inventory)	$533	$456
Property, plant and equipment, net	929	918
Goodwill	108	108
Deferred charges and other assets, net	43	45

Assets held for sale	$1,613	$1,527

Current liabilities, including current portion of capital lease obligation	$15	$29
Capital lease obligation, excluding current portion	38	38

Liabilities related to assets held for sale	$53	$67

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$1,288	$1,169	$2,231	$2,121
Income before income tax expense	300	128	391	163
4. INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2007	2006
Refinery feedstocks	$2,318	$1,680
Refined products and blendstocks	2,007	2,056
Convenience store merchandise	88	85
Materials and supplies	165	158

Inventories	$4,578	$3,979

As of June 30, 2007 and December 31, 2006, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $4.7 billion and $2.9 billion, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVESTMENT IN AND TRANSACTIONS WITH NUSTAR ENERGY L.P.
Our ownership interest in NuStar Energy L.P. as of June 30, 2006 was 23.4%, which was composed of a 2% general partner interest, incentive distribution rights, and a 21.4% limited partner interest. The limited partner interest was represented by 10,222,630 common units of NuStar Energy L.P., of which 9,599,322 were previously subordinated units that converted to common units on May 8, 2006 upon the termination of the subordination period in accordance with the terms of NuStar Energy L.P.’s partnership agreement.
Through the date of termination of the subordination period, NuStar Energy L.P. had issued common units to the public on three separate occasions, which had diluted our ownership percentage. These three issuances resulted in increases (or credits, known as SAB 51 credits due to the Securities and Exchange Commission Staff Accounting Bulletin that provides accounting guidance for such credits) in our proportionate share of NuStar Energy L.P.’s capital because, in each case, the issuance price per unit exceeded our carrying amount per unit at the time of issuance. We had not recognized any SAB 51 credits in our consolidated financial statements through March 31, 2006 and were not permitted to do so until the subordinated units converted to common units. In conjunction with the conversion of the subordinated units held by us to common units in the second quarter of 2006, we recognized the entire balance of $158 million in SAB 51 credits as an increase in our investment in NuStar Energy L.P. and $101 million after tax as an increase to “additional paid-in capital” in our consolidated balance sheet.
NuStar GP Holdings, LLC completed public offerings in July and December 2006 through which we sold all of our ownership interest in NuStar GP Holdings, LLC. As a result, we no longer owned any interest in NuStar Energy L.P. as of December 31, 2006. Financial information reported by NuStar Energy L.P. for the three months and six months ended June 30, 2006 is summarized below (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Revenues	$280	$554
Operating income	47	103
Net income	32	71
Related-Party Transactions
Through December 31, 2006, we provided NuStar Energy L.P. with certain corporate functions for an annual fee as prescribed by a services agreement. Effective January 1, 2007, the services agreement was amended to provide for limited services. The amended services agreement provided for a termination date of December 31, 2010, unless we terminated the agreement earlier, in which case we were required to pay a termination fee of $13 million. In April, we notified NuStar Energy L.P. of our decision to terminate the services agreement. Accordingly, the $13 million termination fee was accrued and paid during the second quarter of 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the results of transactions with NuStar Energy L.P. for the three months and six months ended June 30, 2006 (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Fees and expenses charged by us to NuStar Energy L.P.	$31	$57
Fees and expenses charged to us by NuStar Energy L.P.	64	125
6. DEBT
On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. These notes had a carrying amount of $187 million on the date of redemption, resulting in a gain of $4 million that was included in “other income (expense), net” in the consolidated statement of income.
In April 2007, we repaid in full at the scheduled maturity date $230 million related to our 6.125% notes. Also in April 2007, we borrowed $3 billion under a 364-day term credit agreement with a financial institution to fund the accelerated share repurchase program discussed in Note 7. The term loan bore interest at LIBOR plus a margin, or an alternate base rate as defined under the term credit agreement. In May 2007, we repaid $500 million of the borrowings under the term credit agreement. The remaining balance of $2.5 billion was repaid in June 2007 using available cash and proceeds from our issuance of long-term notes described below.
On June 8, 2007, we issued $750 million of 6.125% notes due June 15, 2017 and $1.5 billion of 6.625% notes due June 15, 2037. Proceeds from the issuance of these notes totaled $2.245 billion, before deducting underwriting discounts of $18 million.
During the six months ended June 30, 2007, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
7. STOCKHOLDERS’ EQUITY
Treasury Stock
During the six months ended June 30, 2007 and 2006, we purchased 61.9 million and 20.4 million shares of our common stock at a cost of $4.2 billion and $1.2 billion, respectively. These purchases were made in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors, including the effect of the accelerated share repurchase program discussed below. During the six months ended June 30, 2007, we issued 11.4 million shares from treasury at an average cost of $61.28 per share, and for the six months ended June 30, 2006, we issued 9.6 million shares from treasury at an average cost of $53.52 per share, for our employee benefit plans.
Accelerated Share Repurchase Program
On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April, 42.1 million shares were purchased under this agreement. As described in Note 6 above, the purchase of these shares was initially funded with a 364-day term credit agreement, which we subsequently replaced with longer-term financing. The cost of the shares purchased under this accelerated share repurchase program was to be adjusted at the expiration of the program, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost could be paid in cash or stock, at our option. Prior to the settlement of the accelerated share repurchase program, the number of shares of our common stock included in the calculation of “earnings per common share – assuming dilution” for the three months and six months ended June 30, 2007 included the number of shares that would have been payable under the agreement assuming we elected settlement in shares of our common stock. The weighted-average number of shares included in each respective period was based on the initial shares purchased under the program multiplied by the price adjustment as of June 30, 2007 using the final purchase price formula described above, divided by our closing price as of June 30, 2007.
The accelerated share repurchase program was completed on July 23, 2007, resulting in an additional $94.5 million payment by us for the shares purchased. At that time, we elected to pay this additional amount in cash.
Common Stock Dividends
On July 12, 2007, our board of directors declared a regular quarterly cash dividend of $0.12 per common share payable on September 6, 2007 to holders of record at the close of business on August 8, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER COMMON SHARE
Earnings per common share amounts from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per common share from continuing operations:
Income from continuing operations	$2,062	$1,819	$3,150	$2,647
Preferred stock dividends	-	1	-	2

Income from continuing operations applicable to common stock	$2,062	$1,818	$3,150	$2,645

Weighted-average common shares outstanding	563	611	581	615

Earnings per common share from continuing operations	$3.66	$2.97	$5.42	$4.30

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations applicable to common equivalent shares	$2,062	$1,819	$3,150	$2,647

Weighted-average common shares outstanding	563	611	581	615
Effect of dilutive securities:
Stock options	13	19	14	19
Performance awards and other benefit plans	1	1	1	1
Contingently issuable shares related to accelerated share repurchase program	1	-	1	-
Mandatory convertible preferred stock	-	5	-	5

Weighted-average common equivalent shares outstanding	578	636	597	640

Earnings per common share from continuing operations – assuming dilution	$3.57	$2.86	$5.28	$4.13

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2007	2006
Decrease (increase) in current assets:
Receivables, net	$(268)	$(648)
Inventories	(638)	(573)
Income taxes receivable	32	46
Prepaid expenses and other	14	(105)
Increase (decrease) in current liabilities:
Accounts payable	464	1,316
Accrued expenses	(71)	(148)
Taxes other than income taxes	3	(1)
Income taxes payable	524	494

Changes in current assets and current liabilities	$60	$381

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

•
previously accrued capital expenditures, deferred turnaround and catalyst costs, and contingent earn-out payments, as well as advance proceeds related to the sale of the Lima Refinery, are reflected in investing activities in the consolidated statements of cash flows;

•
changes in assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets are reflected in the line item to which the changes relate in the table above and in the consolidated statements of cash flows; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

There were no significant noncash investing or financing activities for the six months ended June 30, 2007.
Noncash investing activities for the six months ended June 30, 2006 included the pre-tax recognition of $158 million of SAB 51 credits related to our investment in NuStar Energy L.P. as discussed in Note 5. Noncash investing activities also included adjustments to property, plant and equipment, goodwill and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the acquisitions of Premcor and UDS. Noncash financing activities for the six months ended June 30, 2006 included the conversion of 747,260 shares of preferred stock into 1,481,066 shares of our common stock.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for each period presented. Cash provided by operating activities related to our discontinued results of operations was $260 million and $113 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities related to the Lima Refinery were $14 million and $70 million for the six months ended June 30, 2007 and 2006, respectively.
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2007	2006
Interest paid (net of amount capitalized)	$139	$164
Income taxes paid (net of tax refunds received)	811	569
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fair value hedges	$(1)	$(3)	$(2)	$(6)
Cash flow hedges	(7)	5	(6)	5
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the six months ended June 30, 2007, we recognized in “accumulated other comprehensive income” unrealized after-tax losses of $87 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $48 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of June 30, 2007. We expect that the deferred losses as of June 30, 2007 will be reclassified into “cost of sales” over the next nine months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the six months ended June 30, 2007 and 2006, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.
11. INCOME TAXES
As discussed in Note 2, on January 1, 2007, we adopted the provisions of FIN 48. We did not recognize a significant change in our liability for uncertain tax positions as a result of our implementation of FIN 48; however, certain amounts previously reported in “deferred income taxes” were reclassified to “other long-

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
term liabilities” in the consolidated balance sheet as of January 1, 2007. In accordance with the provisions of FIN 48, prior period amounts were not reclassified. The total amount of unrecognized tax benefits as of January 1, 2007 was $179 million of which $85 million, if recognized, would impact our effective rate. Accrued liabilities for interest and penalties related to unrecognized tax benefits were $43 million as of January 1, 2007. We anticipate that any matters resolved with tax authorities within the next 12 months will not result in a material change in our financial position or results of operations. As of June 30, 2007, we remain subject to examination in the U.S. federal and various state jurisdictions for the tax years from 1999 through 2006 and Canadian federal and various provincial jurisdictions for tax years from 2001 to 2006.
12. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended June 30, 2007:
Operating revenues from external customers	$21,883	$2,319	$-	$24,202
Intersegment revenues	1,654	-	-	1,654
Operating income (loss)	3,327	56	(190)	3,193

Three months ended June 30, 2006:
Operating revenues from external customers	23,361	2,231	-	25,592
Intersegment revenues	1,601	-	-	1,601
Operating income (loss)	2,873	46	(181)	2,738

Six months ended June 30, 2007:
Operating revenues from external customers	38,732	4,225	-	42,957
Intersegment revenues	2,963	-	-	2,963
Operating income (loss)	5,103	109	(346)	4,866

Six months ended June 30, 2006:
Operating revenues from external customers	41,445	4,122	-	45,567
Intersegment revenues	2,912	-	-	2,912
Operating income (loss)	4,311	67	(341)	4,037
Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2007	2006
Refining	$35,583	$34,275
Retail	1,919	1,826
Corporate	2,848	1,652

Total consolidated assets	$40,350	$37,753

The entire balance of goodwill as of June 30, 2007 and December 31, 2006 has been included in the total assets of the refining reportable segment. Total assets related to the Lima Refinery have been included in the refining reportable segment for both periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three and six months ended June 30, 2007 and 2006 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$24	$25	$4	$4
Interest cost	17	16	6	6
Expected return on plan assets	(21)	(15)	-	-
Amortization of:
Prior service cost (credit)	-	-	(2)	(3)
Net loss	3	4	1	1

Net periodic benefit cost before special charges	23	30	9	8
Charge for special termination benefits	7	—	1	—

Net periodic benefit cost	$30	$30	$10	$8

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$48	$50	$7	$7
Interest cost	35	32	13	12
Expected return on plan assets	(42)	(29)	-	-
Amortization of:
Prior service cost (credit)	1	1	(5)	(5)
Net loss	5	7	3	3

Net periodic benefit cost before special charges	47	61	18	17
Charge for special termination benefits	7	—	1	—

Net periodic benefit cost	$54	$61	$19	$17

Although we have only $1 million of minimum required contributions to our qualified pension plans during 2007 under the Employee Retirement Income Security Act, we expect to contribute $36 million to our qualified plans during 2007. There were no contributions made during the six months ended June 30, 2007. For the six months ended June 30, 2006, we contributed $45 million to our qualified pension plans.
14. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of June 30, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of June 30, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Earn-Out Agreements
In June 2007, we made a previously accrued payment of $25 million related to the Delaware City Refinery contingent earn-out agreement. In both January 2007 and January 2006, we made previously accrued earn-out payments of $50 million related to the acquisition of the St. Charles Refinery. In the second quarter of 2006, we made an earn-out contingency payment of $26 million to Salomon Inc in conjunction with our acquisition of Basis Petroleum, Inc.
The following table summarizes the aggregate payments we have made through June 30, 2007 and payment limitations related to the following acquisitions (in millions):

	Aggregate
	Payments	Annual
	Made Through	Maximum	Aggregate
	June 30, 2007	Limit	Limit
St. Charles Refinery	$150	$50	$175
Delaware City Refinery	50	25	50
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
Litigation
MTBE Litigation
As of August 1, 2007, we were named as a defendant in 82 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Although most of the cases are pending in federal court and consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation), a recent ruling on

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
jurisdiction from the U.S. Court of Appeals for the Second Circuit may result in a remand of many of the cases to state court. Two cases, Riverview Water District and California Water Services Company, have already been remanded to state courts in California. Valero is involved in four cases that have been selected as “focus cases” for discovery and pre-trial motions. One of these, the Suffolk County Water Authority case, is scheduled for trial in March 2008. Activity in the “non-focus” cases is generally stayed. We believe that we have strong defenses to these claims and are vigorously defending the cases. We have recorded a loss contingency liability with respect to this matter in accordance with FASB Statement No. 5. However, due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits in excess of the amount accrued. We believe that such an outcome in any one of these lawsuits would not have a material adverse effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of these cases could have a material effect on our results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Retail Fuel Temperature Litigation
Along with several other defendants in the retail petroleum marketing business, as of August 1, 2007, we were named in 17 consumer class action lawsuits relating to fuel temperature. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as associated monetary relief. In June 2007, the federal lawsuits were consolidated into a multidistrict litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. (Premcor) on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of June 30, 2007:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of June 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$1,364	$-	$972	$-	$2,336
Restricted cash	22	2	7	-	31
Receivables, net	2	94	4,597	-	4,693
Inventories	-	441	4,137	-	4,578
Income taxes receivable	-	4	-	(4)	-
Deferred income taxes	-	-	183	-	183
Prepaid expenses and other	-	8	125	-	133
Assets held for sale	-	935	1,613	(935)	1,613

Total current assets	1,388	1,484	11,634	(939)	13,567

Property, plant and equipment, at cost	-	6,530	17,922	-	24,452
Accumulated depreciation	-	(311)	(3,356)	-	(3,667)

Property, plant and equipment, net	-	6,219	14,566	-	20,785

Intangible assets, net	-	2	291	-	293
Goodwill	-	1,819	2,273	-	4,092
Investment in Valero Energy affiliates	6,515	856	801	(8,172)	-
Long-term notes receivable from affiliates	17,999	-	-	(17,999)	-
Deferred charges and other assets, net	216	166	1,231	-	1,613

Total assets	$26,118	$10,546	$30,796	$(27,110)	$40,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$63	$-	$3	$-	$66
Accounts payable	77	269	7,002	-	7,348
Accrued expenses	80	43	413	-	536
Taxes other than income taxes	-	16	587	-	603
Income taxes payable	524	-	2	(4)	522
Deferred income taxes	65	272	-	-	337
Liabilities related to assets held for sale	-	-	53	-	53

Total current liabilities	809	600	8,060	(4)	9,465

Long-term debt and capital lease obligations, less current portion	5,524	1,290	41	-	6,855

Long-term notes payable to affiliates	-	7,656	10,343	(17,999)	-

Deferred income taxes	841	7	3,298	-	4,146

Other long-term liabilities	829	192	748	-	1,769

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,446	100	4,113	(4,213)	7,446
Treasury stock	(4,876)	-	-	-	(4,876)
Retained earnings	15,204	700	4,249	(4,949)	15,204
Accumulated other comprehensive income (loss)	335	1	(58)	57	335

Total stockholders’ equity	18,115	801	8,306	(9,107)	18,115

Total liabilities and stockholders’ equity	$26,118	$10,546	$30,796	$(27,110)	$40,350

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2006
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$712	$-	$878	$-	$1,590
Restricted cash	22	2	7	-	31
Receivables, net	1	76	4,307	-	4,384
Inventories	-	377	3,602	-	3,979
Income tax receivable	-	5	32	(5)	32
Deferred income taxes	-	-	143	-	143
Prepaid expenses and other	-	12	133	-	145
Assets held for sale	-	977	550	-	1,527

Total current assets	735	1,449	9,652	(5)	11,831

Property, plant and equipment, at cost	-	6,481	16,940	-	23,421
Accumulated depreciation	-	(231)	(3,010)	-	(3,241)

Property, plant and equipment, net	-	6,250	13,930	-	20,180

Intangible assets, net	-	3	300	-	303
Goodwill	-	1,826	2,277	-	4,103
Investment in Valero Energy affiliates	2,114	705	101	(2,920)	-
Long-term notes receivable from affiliates	20,920	-	-	(20,920)	-
Deferred income taxes	-	111	-	(111)	-
Deferred charges and other assets, net	196	184	956	-	1,336

Total assets	$23,965	$10,528	$27,216	$(23,956)	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$285	$187	$3	$-	$475
Accounts payable	80	281	6,480	-	6,841
Accrued expenses	76	76	355	-	507
Taxes other than income taxes	-	19	565	-	584
Income taxes payable	21	-	7	(5)	23
Deferred income taxes	91	272	-	-	363
Liabilities related to assets held for sale	-	67	-	-	67

Total current liabilities	553	902	7,410	(5)	8,860

Long-term debt and capital lease obligations, less current portion	3,281	1,295	43	-	4,619

Long-term notes payable to affiliates	-	8,003	12,917	(20,920)	-

Deferred income taxes	868	-	3,290	(111)	4,047

Other long-term liabilities	658	227	737	-	1,622

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,779	100	1,458	(1,558)	7,779
Treasury stock	(1,396)	-	-	-	(1,396)
Retained earnings	11,951	-	1,322	(1,322)	11,951
Accumulated other comprehensive income	265	1	37	(38)	265

Total stockholders’ equity	18,605	101	2,819	(2,920)	18,605

Total liabilities and stockholders’ equity	$23,965	$10,528	$27,216	$(23,956)	$37,753

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$6,080	$24,936	$(6,814)	$24,202

Costs and expenses:
Cost of sales	-	5,116	21,008	(6,814)	19,310
Refining operating expenses	-	209	776	-	985
Retail selling expenses	-	-	200	-	200
General and administrative expenses	-	4	173	-	177
Depreciation and amortization expense	-	77	260	-	337

Total costs and expenses	-	5,406	22,417	(6,814)	21,009

Operating income	-	674	2,519	-	3,193
Equity in earnings of subsidiaries	2,095	276	540	(2,911)	-
Other income (expense), net	342	(99)	247	(483)	7
Interest and debt expense:
Incurred	(120)	(143)	(330)	483	(110)
Capitalized	-	1	26	-	27

Income from continuing operations before income tax expense	2,317	709	3,002	(2,911)	3,117
Income tax expense (1)	68	169	818	-	1,055

Income from continuing operations	2,249	540	2,184	(2,911)	2,062

Income from discontinued operations, net of income tax expense	-	-	187	-	187

Net income	$2,249	$540	$2,371	$(2,911)	$2,249

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$7,227	$25,273	$(6,908)	$25,592

Costs and expenses:
Cost of sales	-	6,671	21,548	(6,908)	21,311
Refining operating expenses	-	195	716	-	911
Retail selling expenses	-	-	182	-	182
General and administrative expenses	2	11	158	-	171
Depreciation and amortization expense	-	90	189	-	279

Total costs and expenses	2	6,967	22,793	(6,908)	22,854

Operating income (loss)	(2)	260	2,480	-	2,738
Equity in earnings of subsidiaries	1,747	176	284	(2,207)	-
Equity in earnings of NuStar Energy L.P.	-	-	10	-	10
Other income (expense), net	410	(23)	437	(829)	(5)
Interest and debt expense:
Incurred	(190)	(237)	(495)	829	(93)
Capitalized	-	15	30	-	45

Income from continuing operations before income tax expense (benefit)	1,965	191	2,746	(2,207)	2,695
Income tax expense (benefit) (1)	68	(15)	823	-	876

Income from continuing operations	1,897	206	1,923	(2,207)	1,819

Income from discontinued operations, net of income tax expense	-	78	-	-	78

Net income	1,897	284	1,923	(2,207)	1,897
Preferred stock dividends	1	-	-	-	1

Net income applicable to common stock	$1,896	$284	$1,923	$(2,207)	$1,896

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$10,952	$41,266	$(9,261)	$42,957

Costs and expenses:
Cost of sales	-	9,397	34,684	(9,261)	34,820
Refining operating expenses	-	408	1,511	-	1,919
Retail selling expenses	-	-	371	-	371
General and administrative expenses	-	7	315	-	322
Depreciation and amortization expense	-	150	509	-	659

Total costs and expenses	-	9,962	37,390	(9,261)	38,091

Operating income	-	990	3,876	-	4,866
Equity in earnings of subsidiaries	3,022	342	703	(4,067)	-
Other income (expense), net	699	(131)	436	(992)	12
Interest and debt expense:
Incurred	(214)	(305)	(672)	992	(199)
Capitalized	-	2	56	-	58

Income from continuing operations before income tax expense	3,507	898	4,399	(4,067)	4,737
Income tax expense (1)	114	259	1,214	-	1,587

Income from continuing operations	3,393	639	3,185	(4,067)	3,150

Income from discontinued operations, net of income tax expense	-	64	179	-	243

Net income	$3,393	$703	$3,364	$(4,067)	$3,393

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$11,885	$45,025	$(11,343)	$45,567

Costs and expenses:
Cost of sales	-	10,941	38,927	(11,343)	38,525
Refining operating expenses	-	376	1,419	-	1,795
Retail selling expenses	-	-	354	-	354
General and administrative expenses	2	26	294	-	322
Depreciation and amortization expense	-	128	406	-	534

Total costs and expenses	2	11,471	41,400	(11,343)	41,530

Operating income (loss)	(2)	414	3,625	-	4,037
Equity in earnings of subsidiaries	2,470	328	488	(3,286)	-
Equity in earnings of NuStar Energy L.P.	-	-	22	-	22
Other income (expense), net	721	(4)	578	(1,300)	(5)
Interest and debt expense:
Incurred	(278)	(396)	(815)	1,300	(189)
Capitalized	-	28	53	-	81

Income from continuing operations before income tax expense (benefit)	2,911	370	3,951	(3,286)	3,946
Income tax expense (benefit) (1)	165	(19)	1,153	-	1,299

Income from continuing operations	2,746	389	2,798	(3,286)	2,647

Income from discontinued operations, net of income tax expense	-	99	-	-	99

Net income	2,746	488	2,798	(3,286)	2,746
Preferred stock dividends	2	-	-	-	2

Net income applicable to common stock	$2,744	$488	$2,798	$(3,286)	$2,744

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$985	$591	$2,775	$-	$4,351

Cash flows from investing activities:
Capital expenditures	-	(168)	(874)	-	(1,042)
Deferred turnaround and catalyst costs	-	(24)	(206)	-	(230)
Investment in Cameron Highway Oil Pipeline Company, net	-	-	(215)	-	(215)
Advance proceeds related to sale of Lima Refinery	-	-	96	-	96
Contingent payments in connection with acquisitions	-	(25)	(50)	-	(75)
Investments in subsidiaries	(3,658)	(58)	-	3,716	-
Return of investment	2,222	-	3	(2,225)	-
Net intercompany loan repayments	3,100	-	-	(3,100)	-
Other investing activities, net	-	5	10	-	15

Net cash provided by (used in) investing activities	1,664	(270)	(1,236)	(1,609)	(1,451)

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	-	-	-	2,245
Repayments	(230)	(183)	-	-	(413)
Bank credit agreements:
Borrowings	3,000	-	-	-	3,000
Repayments	(3,000)	-	-	-	(3,000)
Purchase of treasury stock	(4,181)	-	-	-	(4,181)
Benefit from tax deduction in excess of recognized stock-based compensation cost	215	-	-	-	215
Dividends to parent	-	(3)	(2,222)	2,225	-
Capital contributions from parent	-	-	3,716	(3,716)	-
Net intercompany repayments	-	(135)	(2,965)	3,100	-
Other financing activities, net	(47)	-	(2)	-	(49)

Net cash used in financing activities	(1,998)	(321)	(1,473)	1,609	(2,183)

Effect of foreign exchange rate changes on cash	-	-	29	-	29

Net increase in cash and temporary cash investments	651	-	95	-	746
Cash and temporary cash investments at beginning of period	712	-	878	-	1,590

Cash and temporary cash investments at end of period	$1,363	$-	$973	$-	$2,336

(1)	The information presented herein excludes a $686 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Lima Refining Company (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2007, in anticipation of the pending sale of the Lima Refinery as discussed in Note 3.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$897	$370	$2,556	$-	$3,823

Cash flows from investing activities:
Capital expenditures	-	(513)	(1,075)	-	(1,588)
Deferred turnaround and catalyst costs	-	(118)	(269)	-	(387)
Contingent payments in connection with acquisitions	-	-	(76)	-	(76)
Net intercompany loan repayments	1,030	-	-	(1,030)	-
Other investing activities, net	-	-	18	-	18

Net cash provided by (used in) investing activities	1,030	(631)	(1,402)	(1,030)	(2,033)

Cash flows from financing activities:
Long-term note repayments	(220)	(1)	-	-	(221)
Bank credit agreements:
Borrowings	8	-	493	-	501
Repayments	(8)	-	(431)	-	(439)
Termination of interest rate swaps	(54)	-	-	-	(54)
Purchase of treasury stock	(1,187)	-	-	-	(1,187)
Benefit from tax deduction in excess of recognized stock-based compensation cost	130	-	-	-	130
Net intercompany borrowings (repayments)	-	258	(1,288)	1,030	-
Other financing activities, net	(22)	-	(1)	-	(23)

Net cash provided by (used in) financing activities	(1,353)	257	(1,227)	1,030	(1,293)

Effect of foreign exchange rate changes on cash	-	-	4	-	4

Net increase (decrease) in cash and temporary cash investments	574	(4)	(69)	-	501
Cash and temporary cash investments at beginning of period	11	5	420	-	436

Cash and temporary cash investments at end of period	$585	$1	$351	$-	$937

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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our operations in the first six months of 2007. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The strong industry fundamentals for refined products that we experienced throughout 2006 continued during the first six months of 2007. Gasoline and distillate demand in the United States remained strong through the first six months of 2007, and growing worldwide demand has increased competition for gasoline and distillate supplies. In addition, other factors such as unscheduled refinery outages and the implementation of more restrictive sulfur regulations on gasoline and diesel resulted in tight supplies of refined products and favorable refined product margins during the first six months of 2007.
Since approximately 65% of our total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” First and second quarter 2007 sour crude oil differentials relative to West Texas Intermediate (WTI) crude oil declined compared to the strong 2006 first and second quarter differentials as the price of WTI weakened. However, the sour crude oil differentials relative to light, sweet crude oils other than WTI in the first six months of 2007 were comparable to those experienced in the first six months of 2006.
On February 16, 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in estimated reduced operating income of approximately $250 million in the first six months of 2007. The refinery recommenced operations on April 12 at a reduced throughput rate, with run rates by the end of June having increased to about 90% of the refinery’s capacity.
The favorable gasoline and distillate margins discussed above contributed to strong operating results in the second quarter and first six months of 2007. We reported net income of $2.2 billion, or $3.89 per share, for the second quarter of 2007 compared to $1.9 billion, or $2.98 per share, for the second quarter of 2006, and net income of $3.4 billion, or $5.68 per share, for the first six months of 2007 compared to $2.7 billion, or $4.29 per share, for the first six months of 2006. As a result of these strong earnings during the first six months of 2007, we generated $4.4 billion of net cash from operating activities. During the second quarter of 2007, we entered into an accelerated share repurchase program as discussed in Note 7 of Notes to Consolidated Financial Statements under which we purchased 42.1 million shares of our common stock for $3 billion, which was partially financed by $2.25 billion of long-term notes issued in the second quarter.
Effective July 1, 2007, we consummated the sale of our refinery in Lima, Ohio to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. The sales price was $1.9 billion, plus $540 million for a preliminary working capital settlement.

RESULTS OF OPERATIONS
Second Quarter 2007 Compared to Second Quarter 2006
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2007 (a)	2006 (a)	Change
Operating revenues (b)	$24,202	$25,592	$(1,390)

Costs and expenses:
Cost of sales (b)	19,310	21,311	(2,001)
Refining operating expenses	985	911	74
Retail selling expenses (b)	200	182	18
General and administrative expenses	177	171	6
Depreciation and amortization expense:
Refining	302	248	54
Retail	22	21	1
Corporate	13	10	3

Total costs and expenses	21,009	22,854	(1,845)

Operating income	3,193	2,738	455
Equity in earnings of NuStar Energy L.P. (c)	-	10	(10)
Other income (expense), net	7	(5)	12
Interest and debt expense:
Incurred	(110)	(93)	(17)
Capitalized	27	45	(18)

Income from continuing operations before income tax expense	3,117	2,695	422
Income tax expense	1,055	876	179

Income from continuing operations	2,062	1,819	243
Income from discontinued operations, net of income tax expense	187	78	109

Net income	2,249	1,897	352
Preferred stock dividends	-	1	(1)

Net income applicable to common stock	$2,249	$1,896	$353

Earnings per common share – assuming dilution:
Continuing operations	$3.57	$2.86	$0.71
Discontinued operations	0.32	0.12	0.20

Total	$3.89	$2.98	$0.91

See the footnote references on page 36.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2007	2006	Change
Refining (a):
Operating income	$3,327	$2,873	$454
Throughput margin per barrel (d)	$18.14	$15.59	$2.55
Operating costs per barrel:
Refining operating expenses	$3.87	$3.52	$0.35
Depreciation and amortization	1.19	0.96	0.23

Total operating costs per barrel	$5.06	$4.48	$0.58

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	618	674	(56)
Medium/light sour crude	650	641	9
Acidic sweet crude	86	51	35
Sweet crude	717	736	(19)
Residuals	273	278	(5)
Other feedstocks	150	151	(1)

Total feedstocks	2,494	2,531	(37)
Blendstocks and other	300	312	(12)

Total throughput volumes	2,794	2,843	(49)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,277	1,354	(77)
Distillates	913	879	34
Petrochemicals	81	74	7
Other products (e)	517	530	(13)

Total yields	2,788	2,837	(49)

Retail – U.S.:
Operating income	$37	$24	$13
Company-operated fuel sites (average)	958	988	(30)
Fuel volumes (gallons per day per site)	5,006	4,916	90
Fuel margin per gallon	$0.202	$0.145	$0.057
Merchandise sales	$269	$251	$18
Merchandise margin (percentage of sales)	29.8%	30.5%	(0.7)%
Margin on miscellaneous sales (b)	$24	$22	$2
Retail selling expenses (b)	$139	$123	$16
Depreciation and amortization expense	$16	$15	$1

Retail – Canada:
Operating income	$19	$22	$(3)
Fuel volumes (thousand gallons per day)	3,144	3,114	30
Fuel margin per gallon	$0.222	$0.237	$(0.015)
Merchandise sales	$47	$43	$4
Merchandise margin (percentage of sales)	28.3%	28.0%	0.3%
Margin on miscellaneous sales	$9	$7	$2
Retail selling expenses	$61	$59	$2
Depreciation and amortization expense	$6	$6	$-

See the footnote references on page 36.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2007	2006	Change
Gulf Coast:
Operating income	$1,935	$1,715	$220
Throughput volumes (thousand barrels per day)	1,543	1,589	(46)
Throughput margin per barrel (d)	$18.52	$15.92	$2.60
Operating costs per barrel:
Refining operating expenses	$3.65	$3.28	$0.37
Depreciation and amortization	1.09	0.78	0.31

Total operating costs per barrel	$4.74	$4.06	$0.68

Mid-Continent (a):
Operating income	$483	$456	$27
Throughput volumes (thousand barrels per day)	373	430	(57)
Throughput margin per barrel (d)	$19.96	$15.70	$4.26
Operating costs per barrel:
Refining operating expenses	$4.42	$2.97	$1.45
Depreciation and amortization	1.34	1.06	0.28

Total operating costs per barrel	$5.76	$4.03	$1.73

Northeast:
Operating income	$523	$291	$232
Throughput volumes (thousand barrels per day)	577	520	57
Throughput margin per barrel (d)	$14.83	$11.73	$3.10
Operating costs per barrel:
Refining operating expenses	$3.62	$4.34	$(0.72)
Depreciation and amortization	1.25	1.26	(0.01)

Total operating costs per barrel	$4.87	$5.60	$(0.73)

West Coast:
Operating income	$386	$411	$(25)
Throughput volumes (thousand barrels per day)	301	304	(3)
Throughput margin per barrel (d)	$20.35	$20.29	$0.06
Operating costs per barrel:
Refining operating expenses	$4.81	$4.20	$0.61
Depreciation and amortization	1.42	1.24	0.18

Total operating costs per barrel	$6.23	$5.44	$0.79

See the footnote references on page 36.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Three Months Ended June 30,
	2007	2006	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$64.89	$70.40	$(5.51)
WTI less sour crude oil at U.S. Gulf Coast (h)	3.08	7.24	(4.16)
WTI less Mars crude oil	2.70	6.67	(3.97)
WTI less Alaska North Slope (ANS) crude oil	(0.86)	1.62	(2.48)
WTI less Maya crude oil	9.60	15.68	(6.08)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	28.95	20.01	8.94
No. 2 fuel oil less WTI	14.95	11.78	3.17
Ultra-low-sulfur diesel less WTI (i)	22.26	19.31	2.95
Propylene less WTI	16.67	10.54	6.13
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	34.09	19.03	15.06
Low-sulfur diesel less WTI	25.61	20.73	4.88
U.S. Northeast:
Conventional 87 gasoline less WTI	26.15	16.94	9.21
No. 2 fuel oil less WTI	15.41	11.73	3.68
Lube oils less WTI	53.25	49.81	3.44
U.S. West Coast:
CARBOB 87 gasoline less ANS	37.36	33.11	4.25
CARB diesel less ANS	26.16	28.14	(1.98)

The following notes relate to references on pages 33 through 36.
(a)
On May 2, 2007, we entered into an agreement to sell our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery are reported as discontinued operations for the three months ended June 30, 2007 and 2006, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the three months ended June 30, 2007 and 2006. The sale of the Lima Refinery was consummated effective July 1, 2007.

(b)	Certain amounts previously reported in 2006 for operating revenues, cost of sales, and retail selling expenses have been reclassified for comparability with amounts reported in 2007.

(c)
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

(f)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

(i)
The market reference differential for ultra-low-sulfur diesel for the three months ended June 30, 2006 represents only the months of May and June, since the ultra-low-sulfur diesel less WTI market reference was not available prior to May 1, 2006.

General
Operating revenues decreased 5% for the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of lower sales volumes between the two periods. Operating income of $3.2 billion and income from continuing operations of $2.1 billion for the three months ended June 30, 2007 increased approximately 17% and 13%, respectively, from the corresponding amounts in the second quarter of 2006 primarily due to a $454 million increase in refining segment operating income. The refining segment operating income and income from continuing operations exclude the operations of the Lima Refinery which was classified as discontinued operations due to our pending sale of that refinery as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment increased from $2.9 billion for the second quarter of 2006 to $3.3 billion for the second quarter of 2007, resulting mainly from a 16% increase in throughput margin per barrel, partially offset by a $128 million increase in refining operating expenses (including depreciation and amortization expense) and a 49,000 barrel-per-day decrease in throughput volumes.
Total refining throughput margins for the second quarter of 2007 compared to the second quarter of 2006 were impacted by the following factors:
•
Overall gasoline and distillate margins increased in the second quarter of 2007 compared to the second quarter of 2006. The improvement in refined product margins for the second quarter of 2007 was primarily due to an increase in demand combined with a decline in refined product inventory levels resulting from various factors, including lower imports, more stringent product specifications and regulations, and unplanned refinery outages.

•
Sour crude oil feedstock differentials to WTI crude oil during the second quarter of 2007 were lower than the differentials in the second quarter of 2006. However, other light, sweet crude oils priced at a premium to WTI in the second quarter of 2007; thus, sour crude oil feedstock differentials relative to those other light, sweet crude oils in the second quarter of 2007 were comparable to the wide differentials experienced in the second quarter of 2006. These wide differentials are attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel and a global increase in refined product demand.

•
Margins on other refined products such as propylene, petroleum coke, and sulfur improved from the second quarter of 2006 to the second quarter of 2007 due to a decrease in the price of crude oil between the periods.

•
Throughput volumes declined by 49,000 barrels per day in the second quarter of 2007 compared to the second quarter of 2006 due mainly to a continuing reduction in throughput volumes at our McKee Refinery as a result of a fire originating in its propane deasphalting unit in February 2007.

Refining operating expenses, excluding depreciation and amortization expense, were 8% higher for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 due primarily to increases in employee compensation and related benefits, energy costs, and maintenance expense. Refining depreciation and amortization expense increased 22% from the second quarter of 2006 to the second quarter of 2007 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.

Retail
Retail operating income of $56 million for the quarter ended June 30, 2007 was approximately 22% higher than the $46 million reported for the quarter ended June 30, 2006. This increase in operating income was mainly attributable to an approximate $0.06 per gallon increase in average fuel margins in our U.S. retail operations, partially offset by increased selling expenses of $16 million attributable to costs associated with a reorganization of our U.S. retail operations.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, increased $9 million from the second quarter of 2006 to the second quarter of 2007. This increase was primarily due to a $13 million termination fee paid in the second quarter of 2007 for the cancellation of our services agreement with NuStar Energy L.P., partially offset by a decrease in stock-based compensation expense from the second quarter of 2006 to the second quarter of 2007.
Equity in earnings of NuStar Energy L.P. is not reflected in the second quarter of 2007 due to the sale of our remaining ownership interest in NuStar GP Holdings, LLC in December 2006.
Income tax expense increased $179 million from the second quarter of 2006 to the second quarter of 2007 mainly as a result of higher operating income.
Income from discontinued operations, net of income tax expense, increased $109 million from the second quarter of 2006 to the second quarter of 2007 due primarily to an 89% increase in Lima Refinery’s throughput margin per barrel, from $12.69 per barrel in 2006 to $24.00 per barrel in 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2007 (a)	2006 (a)	Change
Operating revenues (b)	$42,957	$45,567	$(2,610)

Costs and expenses:
Cost of sales (b)	34,820	38,525	(3,705)
Refining operating expenses	1,919	1,795	124
Retail selling expenses (b)	371	354	17
General and administrative expenses	322	322	-
Depreciation and amortization expense:
Refining	595	474	121
Retail	40	41	(1)
Corporate	24	19	5

Total costs and expenses	38,091	41,530	(3,439)

Operating income	4,866	4,037	829
Equity in earnings of NuStar Energy L.P. (c)	-	22	(22)
Other income (expense), net	12	(5)	17
Interest and debt expense:
Incurred	(199)	(189)	(10)
Capitalized	58	81	(23)

Income from continuing operations before income tax expense	4,737	3,946	791
Income tax expense	1,587	1,299	288

Income from continuing operations	3,150	2,647	503
Income from discontinued operations, net of income tax expense	243	99	144

Net income	3,393	2,746	647
Preferred stock dividends	-	2	(2)

Net income applicable to common stock	$3,393	$2,744	$649

Earnings per common share – assuming dilution:
Continuing operations	$5.28	$4.13	$1.15
Discontinued operations	0.40	0.16	0.24

Total	$5.68	$4.29	$1.39

See the footnote references on page 42.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2007	2006	Change
Refining (a):
Operating income	$5,103	$4,311	$792
Throughput margin per barrel (d)	$15.19	$13.02	$2.17
Operating costs per barrel:
Refining operating expenses	$3.83	$3.55	$0.28
Depreciation and amortization	1.18	0.94	0.24

Total operating costs per barrel	$5.01	$4.49	$0.52

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	654	719	(65)
Medium/light sour crude	632	597	35
Acidic sweet crude	85	58	27
Sweet crude	711	737	(26)
Residuals	259	217	42
Other feedstocks	151	167	(16)

Total feedstocks	2,492	2,495	(3)
Blendstocks and other	278	296	(18)

Total throughput volumes	2,770	2,791	(21)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,263	1,337	(74)
Distillates	912	870	42
Petrochemicals	82	77	5
Other products (e)	513	506	7

Total yields	2,770	2,790	(20)

Retail – U.S.:
Operating income	$61	$24	$37
Company-operated fuel sites (average)	961	992	(31)
Fuel volumes (gallons per day per site)	4,994	4,899	95
Fuel margin per gallon	$0.163	$0.122	$0.041
Merchandise sales	$502	$470	$32
Merchandise margin (percentage of sales)	29.9%	30.1%	(0.2)%
Margin on miscellaneous sales (b)	$49	$42	$7
Retail selling expenses (b)	$252	$239	$13
Depreciation and amortization expense	$27	$28	$(1)

Retail – Canada:
Operating income	$48	$43	$5
Fuel volumes (thousand gallons per day)	3,257	3,199	58
Fuel margin per gallon	$0.234	$0.231	$0.003
Merchandise sales	$84	$79	$5
Merchandise margin (percentage of sales)	28.8%	28.0%	0.8%
Margin on miscellaneous sales	$18	$15	$3
Retail selling expenses	$119	$115	$4
Depreciation and amortization expense	$13	$13	$-

See the footnote references on page 42.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2007	2006	Change
Gulf Coast:
Operating income	$3,018	$2,718	$300
Throughput volumes (thousand barrels per day)	1,534	1,550	(16)
Throughput margin per barrel (d)	$15.47	$13.73	$1.74
Operating costs per barrel:
Refining operating expenses	$3.55	$3.23	$0.32
Depreciation and amortization	1.05	0.81	0.24

Total operating costs per barrel	$4.60	$4.04	$0.56

Mid-Continent (a):
Operating income	$574	$523	$51
Throughput volumes (thousand barrels per day)	363	391	(28)
Throughput margin per barrel (d)	$14.81	$11.72	$3.09
Operating costs per barrel:
Refining operating expenses	$4.57	$3.37	$1.20
Depreciation and amortization	1.50	0.96	0.54

Total operating costs per barrel	$6.07	$4.33	$1.74

Northeast:
Operating income	$812	$470	$342
Throughput volumes (thousand barrels per day)	575	548	27
Throughput margin per barrel (d)	$12.73	$10.05	$2.68
Operating costs per barrel:
Refining operating expenses	$3.69	$4.22	$(0.53)
Depreciation and amortization	1.24	1.08	0.16

Total operating costs per barrel	$4.93	$5.30	$(0.37)

West Coast:
Operating income	$699	$600	$99
Throughput volumes (thousand barrels per day)	298	302	(4)
Throughput margin per barrel (d)	$18.97	$16.50	$2.47
Operating costs per barrel:
Refining operating expenses	$4.60	$4.24	$0.36
Depreciation and amortization	1.41	1.28	0.13

Total operating costs per barrel	$6.01	$5.52	$0.49

See the footnote references on page 42.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Six Months Ended June 30,
	2007	2006	Change
Feedstocks:
WTI crude oil	$61.45	$66.84	$(5.39)
WTI less sour crude oil at U.S. Gulf Coast (h)	4.50	7.61	(3.11)
WTI less Mars crude oil	3.81	7.19	(3.38)
WTI less ANS crude oil	0.72	2.02	(1.30)
WTI less Maya crude oil	11.11	15.65	(4.54)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	19.58	14.00	5.58
No. 2 fuel oil less WTI	12.38	10.32	2.06
Ultra-low-sulfur diesel less WTI (i)	19.81	N.A.	N.A.
Propylene less WTI	16.44	8.84	7.60
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	23.11	13.56	9.55
Low-sulfur diesel less WTI	22.97	17.00	5.97
U.S. Northeast:
Conventional 87 gasoline less WTI	19.08	11.85	7.23
No. 2 fuel oil less WTI	13.38	10.38	3.00
Lube oils less WTI	58.53	48.36	10.17
U.S. West Coast:
CARBOB 87 gasoline less ANS	33.67	24.16	9.51
CARB diesel less ANS	26.35	24.55	1.80

The following notes relate to references on pages 39 through 42.
(a)
On May 2, 2007, we entered into an agreement to sell our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery are reported as discontinued operations for the six months ended June 30, 2007 and 2006, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the six months ended June 30, 2007 and 2006. The sale of the Lima Refinery was consummated effective July 1, 2007.

(b)	Certain amounts previously reported in 2006 for operating revenues, cost of sales, and retail selling expenses have been reclassified for comparability with amounts reported in 2007.

(c)
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

(f)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs, St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

(i)
The market reference differential for ultra-low-sulfur diesel was not available prior to May 1, 2006, and therefore no market reference differential is presented for the six months ended June 30, 2006.

General
Operating revenues decreased 6% for the first six months of 2007 compared to the first six months of 2006 primarily as a result of lower sales volumes between the two periods. Operating income increased $829 million, or 21%, and income from continuing operations increased $503 million, or 19%, from the six months ended June 30, 2006 to the six months ended June 30, 2007 primarily due to a $792 million increase in refining segment operating income and a $42 million increase in retail segment operating income. The refining segment operating income and income from continuing operations exclude the operations of the Lima Refinery which was classified as discontinued operations due to our pending sale of that refinery as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment increased from $4.3 billion for the first six months of 2006 to $5.1 billion for the first six months of 2007, resulting mainly from a 17% increase in throughput margin per barrel, partially offset by a $245 million increase in refining operating expenses (including depreciation and amortization expense) and a 21,000 barrel-per-day decrease in throughput volumes.
Total refining throughput margins for the first six months of 2007 compared to the first six months of 2006 were impacted by the following factors:
•
Gasoline and distillate margins improved in all of our refining regions in the first six months of 2007 compared to the margins in the first six months of 2006. The increase in refined product margins for the first six months of 2007 was primarily due to stronger demand combined with a decline in refined product inventory levels resulting from lower imports, more stringent product specifications and regulations, heavy industry turnaround activity, and unplanned refinery outages.

•
Sour crude oil feedstock differentials to WTI crude oil during the first six months of 2007 were lower than the differentials in the first six months of 2006. However, other light, sweet crude oils priced at a premium to WTI in the first six months of 2007; thus, sour crude oil feedstock differentials relative to those other light, sweet crude oils in the first six months of 2007 were comparable to the wide differentials experienced in the first six months of 2006. These wide differentials are attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel and a global increase in refined product demand.

•
Margins on other refined products such as propylene, petroleum coke, and sulfur improved from the first six months of 2006 to the first six months of 2007 due to a decrease in the price of crude oil between the periods.

•
Throughput volumes declined by 21,000 barrels per day in the first six months of 2007 compared to the first six months of 2006 due mainly to a continuing reduction in throughput volumes at our McKee Refinery as a result of a fire originating in its propane deasphalting unit in February 2007.

Refining operating expenses, excluding depreciation and amortization expense, were 7% higher for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to increases in employee compensation and related benefits and maintenance expense. Refining depreciation and amortization expense increased 26% from the first six months of 2006 to the first six months of 2007 primarily due to the implementation of new capital projects, increased turnaround and catalyst amortization, and the write-off of costs related to the McKee Refinery as a result of the fire discussed above.

Retail
Retail operating income of $109 million for the six months ended June 30, 2007 was approximately 63% higher than the $67 million reported for the six months ended June 30, 2006. This increase in operating income was mainly attributable to a $0.04 per gallon increase in average fuel margins in our U.S. retail operations.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, were essentially unchanged from the first six months of 2006 to the first six months of 2007. Reductions in expense resulting from 2006 expenses attributable to Premcor headquarters personnel that were not incurred in the first six months of 2007 and lower stock-based compensation were offset by executive retirement expenses and the services agreement termination fee paid to NuStar Energy L.P. that were incurred in the first six months of 2007.
Equity in earnings of NuStar Energy L.P. is not reflected in the first six months of 2007 due to the sale of our remaining ownership interest in NuStar GP Holdings, LLC in December 2006.
Income tax expense increased $288 million from the first six months of 2006 to the first six months of 2007 mainly as a result of higher operating income.
Income from discontinued operations, net of income tax expense, increased $144 million from the first six months of 2006 to the first six months of 2007 due primarily to an 86% increase in Lima Refinery’s throughput margin per barrel, from $9.38 per barrel in 2006 to $17.41 per barrel in 2007.
OUTLOOK
Since the end of the 2007 second quarter, refined product margins have declined despite key refining industry fundamentals remaining favorable. U.S. light product inventories, on a days-of-supply basis, remain low and demand continues to be strong relative to prior years. Going forward, refined product markets are entering the seasonal transition period that historically occurs in late summer and early fall which is typically a volatile period for refined product margins. Regarding feedstocks, sour crude oil differentials relative to sweet crude oils have widened and are expected to remain favorable through the third quarter due to ample supplies of sour crude oil and continued strong demand for sweet crude oil.
On February 16, 2007, our McKee Refinery experienced a fire originating in its propane deasphalting unit. The refinery recommenced operations on April 12, 2007 at approximately 50% of capacity. Throughput rates at the McKee Refinery increased to approximately 150,000 barrels per day by the end of the second quarter of 2007 and are expected to reach full capacity by the end of 2007 or early 2008. In regard to other operations, we have minimal turnaround activity scheduled for the third quarter of 2007. We expect to benefit during the remainder of 2007 from capital improvement projects that have been completed, including the crude unit expansion project at our Port Arthur Refinery, the addition of mild hydrocracker units at our St. Charles and Houston Refineries, and the addition of a diesel hydrotreater unit at our Benicia Refinery.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2007 and 2006
Net cash provided by operating activities for the six months ended June 30, 2007 was $4.4 billion compared to $3.8 billion for the six months ended June 30, 2006. The increase in cash generated from operating activities was due primarily to the increase in net income, including the effect of discontinued operations related to the Lima Refinery, discussed above under “Results of Operations,” partially offset by a $321 million decrease from an unfavorable change in working capital between the years. Changes in cash provided by or used for working capital during the first six months of 2007 and 2006 are shown in Note 9 of Condensed Notes to Consolidated Financial Statements.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for each period presented. Cash provided by operating activities related to our discontinued results of operations was $260 million and $113 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities related to the Lima Refinery was $14 million and $70 million for the six months ended June 30, 2007 and 2006, respectively.
The net cash generated from operating activities during the first six months of 2007, combined with $2.245 billion of proceeds from the issuance of long-term notes, a $215 million benefit from tax deductions in excess of recognized stock-based compensation cost, and $111 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $1.3 billion of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 61.9 million shares of treasury stock at a cost of $4.2 billion;

•	make an early debt repurchase of $183 million and a scheduled debt repayment of $230 million;

•	fund capital contributions of $215 million to Cameron Highway Oil Pipeline Company to enable the joint venture to redeem all of its outstanding debt;

•	fund contingent earn-out payments in connection with the acquisition of the St. Charles Refinery and the Delaware City Refinery of $50 million and $25 million, respectively;

•	pay common stock dividends of $139 million; and

•	increase available cash on hand by $746 million.
The net cash generated from operating activities during the first six months of 2006, combined with a $130 million benefit from tax deductions in excess of recognized stock-based compensation cost, $65 million of proceeds from the issuance of common stock related to our employee benefit plans, and $62 million of net borrowings (net of repayments) under our bank credit facilities were used mainly to:
•	fund $2.0 billion of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 20.4 million shares of treasury stock at a cost of $1.2 billion;

•	make long-term note repayments of $221 million;

•	fund contingent earn-out payments in connection with the acquisition of Basis Petroleum, Inc. and the St. Charles Refinery of $26 million and $50 million, respectively;

•	terminate our interest rate swap contracts for $54 million;

•	pay common and preferred stock dividends of $87 million; and

•	increase available cash on hand by $501 million.
Capital Investments
During the six months ended June 30, 2007, we expended $1.0 billion for capital expenditures and $230 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2007 included $349 million of costs related to environmental projects.
In connection with our acquisition of the St. Charles Refinery in 2003, the seller is entitled to receive payments in any of the seven years following this acquisition if certain average refining margins during any of those years exceed a specified level. In connection with the Premcor Acquisition in 2005, we assumed Premcor’s obligation under a contingent earn-out agreement related to Premcor’s acquisition of the Delaware City Refinery from Motiva Enterprises LLC. Any payments due under these earn-out arrangements are limited based on annual and aggregate limits. In January 2007, we made an earn-out payment of $50 million related to the St. Charles Refinery. In June 2007, we made an earn-out payment of $25 million related to the acquisition of the Delaware City Refinery, which was the maximum remaining payment based on the aggregate limitation under the agreement.
For 2007, we expect to incur approximately $3.5 billion for capital investments, including approximately $3.0 billion for capital expenditures (approximately $730 million of which is for environmental projects) and approximately $460 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
In May and June of 2007, we made cash capital contributions of $190 million and $25 million, respectively, to Cameron Highway Oil Pipeline Company, representing our 50% portion of the amount required for the Cameron Highway Oil Pipeline joint venture to redeem its fixed-rate notes and variable-rate debt, respectively. Our capital contributions, along with equal capital contributions from the other 50% joint venture partner, were used to redeem all of the joint venture’s outstanding debt.
Lima Refinery Disposition
Effective July 1, 2007, we consummated the sale of our Lima Refinery to Husky. Proceeds from the sale were $1.9 billion, plus $540 million representing a preliminary working capital settlement. The working capital settlement is expected to be finalized within 90 days after the effective date of the sale. In connection with the sale, we entered into a transition services agreement with Husky under which we agreed to provide certain accounting and administrative services to Husky beginning July 3, 2007, with the services terminating by July 31, 2008.
Contractual Obligations
As of June 30, 2007, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. We had the following changes to our long-term debt during the six months ended June 30, 2007.
On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. In April 2007, we repaid in full at the scheduled maturity date $230 million related to our 6.125% notes.
In April 2007, we borrowed $3 billion under a 364-day term credit agreement with a financial institution to fund the accelerated share repurchase program discussed in Note 7 of Condensed Notes to Consolidated Financial Statements. In May 2007, we repaid $500 million of the borrowings under the 364-day term credit agreement. The remaining balance of $2.5 billion was repaid in June 2007 using available cash and proceeds from the issuance of $2.25 billion of notes described in Note 6 of Condensed Notes to Consolidated Financial Statements.
During the six months ended June 30, 2007, we had no material changes outside the ordinary course of our business in operating leases or purchase obligations. Other long-term liabilities increased during the first six months of 2007 due to the adoption of FIN 48 on January 1, 2007, as discussed in Note 11 of Condensed Notes to Consolidated Financial Statements.

Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of June 30, 2007, all of our ratings on our senior unsecured debt are at or above “investment grade” level as follows:

Rating Agency	Rating
Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa3 (positive outlook)
Fitch Ratings	BBB (stable outlook)
Other Commercial Commitments
As of June 30, 2007, our committed lines of credit included:

Borrowing
	Capacity	Expiration
Revolving credit facility	$2.5 billion	August 2011
Canadian revolving credit facility	Cdn. $115 million	December 2010
As of June 30, 2007, we had $631 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $164 million of letters of credit outstanding under our committed revolving credit facility. Under our Canadian committed revolving credit facility, we had Cdn. $8 million of letters of credit outstanding as of June 30, 2007. These letters of credit expire during 2007, 2008, and 2009.
Stock Purchase Programs
During the first quarter of 2007, we had two stock purchase programs that had been previously approved by our board of directors, which authorized our purchase of treasury stock in open market transactions to satisfy employee benefit plan requirements as well as a $2 billion common stock purchase program. Stock purchases under the $2 billion program during the first quarter of 2007 were made from time to time at prevailing prices as permitted by securities laws and other legal requirements, subject to market conditions and other factors. The programs do not have a scheduled expiration date.
On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late April, 42.1 million shares were purchased under this agreement. The purchase of these shares was funded with a short-term bridge loan, which we subsequently replaced with longer-term financing as described in Note 6 of Condensed Notes to Consolidated Financial Statements. The cost of the shares purchased under the accelerated share repurchase program was to be adjusted, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost could be paid in cash or stock, at our option.
The accelerated share repurchase program was completed on July 23, 2007, resulting in an additional $94.5 million payment by us for the shares purchased. At that time, we elected to pay this additional amount in cash. This cash payment will have a dilutive effect on our third quarter computation of earnings per common share – assuming dilution.

During the first six months of 2007, we purchased 61.9 million shares of our common stock at a cost of $4.2 billion in connection with the administration of our employee benefit plans and the common stock purchase programs authorized by our board of directors, including shares purchased under the accelerated share repurchase program discussed above.
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
Other
Although we have only $1 million of minimum required contributions to our qualified pension plans during 2007 under the Employee Retirement Income Security Act, we expect to contribute $36 million to our qualified pension plans during 2007.
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
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of June 30, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of June 30, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $1 billion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of June 30, 2007 and December 31, 2006 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
•
fair value hedges which are used to hedge our recognized refining inventories (which had a carrying amount of $4.3 billion and $3.7 billion as of June 30, 2007 and December 31, 2006, respectively, and a fair value of $9.0 billion and $6.6 billion as of June 30, 2007 and December 31, 2006, respectively) and unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future);

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

	June 30, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	29,882	$68.74	N/A	$2,054	$2,130	$76
Futures – short:
2007 (crude oil and refined products)	36,082	N/A	$68.16	2,459	2,571	(112)

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	22,490	67.34	71.91	N/A	103	103
2008 (crude oil and refined products)	6,975	70.39	72.00	N/A	11	11
Swaps – short:
2007 (crude oil and refined products)	22,490	85.42	77.91	N/A	(169)	(169)
2008 (crude oil and refined products)	6,975	84.76	81.63	N/A	(22)	(22)
Futures – long:
2007 (crude oil and refined products)	4,867	82.26	N/A	400	408	8
Futures – short:
2007 (crude oil and refined products)	1,589	N/A	79.28	126	133	(7)

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	9,914	26.61	28.63	N/A	20	20
2007 (natural gas)	543	0.21	0.26	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	5,656	69.04	66.48	N/A	(14)	(14)
2007 (natural gas)	543	0.12	0.10	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	94,286	73.73	N/A	6,952	7,134	182
2008 (crude oil and refined products)	60	81.30	N/A	5	5	-
2007 (natural gas)	740	8.17	N/A	6	5	(1)
Futures – short:
2007 (crude oil and refined products)	91,280	N/A	72.96	6,660	6,840	(180)
2007 (natural gas)	940	N/A	8.74	8	7	1
Options – long:
2007 (crude oil and refined products)	3	84.14	N/A	-	-	-
2008 (crude oil and refined products)	1	85.68	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,200	N/A	15.78	3	-	3

Trading Activities:
Swaps – long:
2007 (crude oil and refined products)	649	30.04	30.07	N/A	-	-
2008 (crude oil and refined products)	112	12.18	11.31	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	699	32.48	32.50	N/A	-	-
2008 (crude oil and refined products)	112	11.31	12.05	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	6,456	85.96	N/A	555	565	10
2008 (crude oil and refined products)	1	85.23	N/A	-	-	-
Futures – short:
2007 (crude oil and refined products)	6,456	N/A	86.81	560	565	(5)
2008 (crude oil and refined products)	1	N/A	85.05	-	-	-

Total pre-tax fair value of open positions						$(96)

	December 31, 2006
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	15,261	$63.66	N/A	$972	$949	$(23)
Futures – short:
2007 (crude oil and refined products)	22,091	N/A	$64.56	1,426	1,379	47

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	39,125	70.14	65.16	N/A	(195)	(195)
Swaps – short:
2007 (crude oil and refined products)	39,125	69.66	76.30	N/A	260	260
Futures – long:
2007 (crude oil and refined products)	21,087	64.75	N/A	1,365	1,336	(29)
Futures – short:
2007 (crude oil and refined products)	18,356	N/A	64.82	1,190	1,161	29

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	13,244	12.02	11.02	N/A	(13)	(13)
2007 (natural gas)	893	0.76	0.78	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	7,605	26.47	27.66	N/A	9	9
2007 (natural gas)	833	0.85	0.89	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	50,442	64.28	N/A	3,242	3,171	(71)
2007 (natural gas)	400	7.33	N/A	3	3	-
Futures – short:
2007 (crude oil and refined products)	51,623	N/A	64.15	3,312	3,252	60
2007 (natural gas)	400	N/A	8.21	3	3	-
Options – long:
2007 (crude oil and refined products)	31	84.29	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,478	N/A	61.94	-	(6)	6

Trading Activities:
Futures – long:
2007 (crude oil and refined products)	801	77.29	N/A	62	59	(3)
Futures – short:
2007 (crude oil and refined products)	801	N/A	84.87	68	58	10

Total pre-tax fair value of open positions						$87

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), all of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2007 and December 31, 2006.

	June 30, 2007
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$57	$6	$209	$33	$418	$6,196	$6,919	$7,049
Average interest rate	6.2%	6.0%	3.6%	6.8%	6.4%	6.9%	6.7%

	December 31, 2006
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$462	$6	$209	$33	$418	$3,946	$5,074	$5,361
Average interest rate	7.3%	6.0%	3.6%	6.8%	6.4%	7.1%	6.9%
FOREIGN CURRENCY RISK
As of June 30, 2007, we had commitments to purchase $350 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before July 23, 2007, resulting in less than $1 million of loss in the third quarter of 2007.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of June 30, 2007.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2006 or our quarterly report on Form 10-Q for the quarter ended March 31, 2007.
     Litigation
For the legal proceedings listed below, we hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 14 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation.”
•	MTBE Litigation

•	Retail Fuel Temperature Litigation
     Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against Valero, we believe that there would be no material effect on our consolidated financial position or results of operations. We are reporting these proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.
Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2006). In June 2007, we reached an agreement with the DDNREC to settle six notices of violation (dating from 2005 to 2007) alleging excess air and waste emissions at our Delaware City Refinery. The settlement includes our payment of a $455,000 administrative penalty plus additional expenditures for certain off- and on-site supplemental environmental projects.

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

					Maximum Number (or
			Total Number of	Total Number of	Approximate Dollar
			Shares Not	Shares Purchased	Value) of Shares that
	Total	Average	Purchased as Part	as Part of	May Yet Be Purchased
	Number of	Price	of Publicly	Publicly	Under the Plans or
	Shares	Paid per	Announced Plans	Announced Plans	Programs (at month
Period	Purchased	Share	or Programs (1)	or Programs	end) (2)
April 2007	46,286,924	$70.74	3,689,364	42,597,560	$2.15 billion
May 2007	31,207	$75.05	31,207	0	$2.15 billion
June 2007	7,440	$75.13	7,440	0	$2.15 billion
Total	46,325,571	$70.74	3,728,011	42,597,560
(1)
The shares reported in this column represent purchases settled in the second quarter of 2007 relating to: (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Valero’s annual meeting of stockholders (the Annual Meeting) was held April 26, 2007. Matters voted on at the Annual Meeting and the results thereof were as follows:
(a)	Proposal 1: a proposal to elect three Class I directors to serve until the 2010 annual meeting was approved as follows:

Directors	For	Withheld	Non-Votes
Ruben M. Escobedo	442,415,493	75,812,169	n/a
Bob Marbut	393,863,274	124,364,388	n/a
Robert A. Profusek	509,791,124	8,436,539	n/a

Directors whose terms of office continued after the annual meeting were: W.E. “Bill” Bradford, Ronald K. Calgaard, Jerry D. Choate, Irl F. Engelhardt, William R. Klesse, Donald L. Nickles, and Susan Kaufman Purcell.

(b)	Proposal 2: a proposal to ratify the appointment of KPMG LLP to serve as Valero’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved as follows:

For	Against	Abstain	Non-Votes
510,892,465	3,412,012	3,923,186	n/a
(c)	Proposal 3: a shareholder proposal entitled, “Director Election Majority Vote Proposal” was approved as follows:

For	Against	Abstain	Non-Votes
257,068,863	151,060,989	4,474,548	105,623,262
(d)	Proposal 4: a shareholder proposal entitled, “Shareholder Ratification of Executive Compensation Proposal” was not approved as follows:

For	Against	Abstain	Non-Votes
180,493,489	160,221,268	71,889,644	105,623,262
(e)	Proposal 5: a shareholder proposal entitled, “Supplemental Executive Retirement Plan Policy Proposal” was not approved as follows:

For	Against	Abstain	Non-Votes
137,179,964	267,799,325	7,625,111	105,623,262
Brokers holding shares for the beneficial owners of such shares must vote according to specific instructions received from the beneficial owners. If specific instructions are not received, a broker generally may vote the shares in the broker’s discretion in certain instances. However, the New York Stock Exchange (NYSE) precludes brokers from exercising voting discretion on certain proposals without specific instructions from the beneficial owner. This results in a “broker non-vote” on the proposal. A broker non-vote is treated as “present” for purposes of determining a quorum, has the effect of a negative vote when approval for a particular proposal requires a majority of the voting power of the issued and outstanding shares of the company, and has no effect when approval for a proposal requires a majority of the voting power of the shares present in person or by proxy and entitled to vote or a plurality of the votes cast. Per the NYSE’s rules, brokers did not have discretion to vote on the shareholder proposals presented as Proposals 3, 4, and 5 at the Annual Meeting, but did have discretion to vote on Proposals 1 and 2. Shares voted to “abstain” are treated as “present” for purposes of determining a quorum, and have the effect of a negative vote when approval for a proposal requires a majority of the voting power of the issued and outstanding shares of the company or a majority of the voting power of the shares present in person or by proxy and entitled to vote.
For Proposal 1, directors were to be elected by a plurality of votes cast by the holders of shares of Valero’s common stock present in person or by proxy at the Annual Meeting and entitled to vote. Proposals 2, 3, 4, and 5 required approval by the affirmative vote of a majority of the voting power of the shares present in person or by proxy at the Annual Meeting and entitled to vote. Only Proposals 1, 2, and 3 received the required votes for approval.
Item 6. Exhibits.

Exhibit No.	Description

*10.01	Amended and Restated Supplemental Executive Retirement Plan, amended July 11, 2007, effective January 1, 2008.

*10.02	Amended and Restated Restricted Stock Plan for Non-Employee Directors dated July 11, 2007.

*12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

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
Date: August 8, 2007