Form 10-Q
period 2007-09-30
VALERO ENERGY CORP/TX
filed 2007-11-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2007 was 550,436,386.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$3,109	$1,590
Restricted cash	31	31
Receivables, net	6,463	4,384
Inventories	4,616	3,979
Income taxes receivable	-	32
Deferred income taxes	197	143
Prepaid expenses and other	238	145
Assets held for sale	-	1,527

Total current assets	14,654	11,831

Property, plant and equipment, at cost	25,077	23,421
Accumulated depreciation	(3,853)	(3,241)

Property, plant and equipment, net	21,224	20,180

Intangible assets, net	298	303
Goodwill	4,061	4,103
Deferred charges and other assets, net	1,624	1,336

Total assets	$41,861	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$60	$475
Accounts payable	8,145	6,841
Accrued expenses	608	507
Taxes other than income taxes	612	584
Income taxes payable	494	23
Deferred income taxes	323	363
Liabilities related to assets held for sale	-	67

Total current liabilities	10,242	8,860

Long-term debt and capital lease obligations, less current portion	6,854	4,619

Deferred income taxes	3,941	4,047

Other long-term liabilities	1,856	1,622

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,366	7,779
Treasury stock, at cost; 79,121,102 and 23,738,162 common shares	(5,308)	(1,396)
Retained earnings	16,413	11,951
Accumulated other comprehensive income	491	265

Total stockholders’ equity	18,968	18,605

Total liabilities and stockholders’ equity	$41,861	$37,753

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues (1)	$23,699	$23,238	$66,656	$68,805

Costs and expenses:
Cost of sales	20,810	19,482	55,630	58,007
Refining operating expenses	1,036	889	2,955	2,684
Retail selling expenses	190	185	561	539
General and administrative expenses	152	136	474	458
Depreciation and amortization expense	343	285	1,002	819

Total costs and expenses	22,531	20,977	60,622	62,507

Operating income	1,168	2,261	6,034	6,298
Equity in earnings of NuStar Energy L.P.	—	13	—	35
Other income, net	145	143	157	138
Interest and debt expense:
Incurred	(148)	(91)	(347)	(280)
Capitalized	25	45	83	126
Minority interest in net income of consolidated subsidiary	—	(4)	—	(4)

Income from continuing operations before income tax expense	1,190	2,367	5,927	6,313
Income tax expense	342	808	1,929	2,107

Income from continuing operations	848	1,559	3,998	4,206

Income from discontinued operations, net of income tax expense	426	44	669	143

Net income	1,274	1,603	4,667	4,349
Preferred stock dividends	—	—	—	2

Net income applicable to common stock	$1,274	$1,603	$4,667	$4,347

Earnings per common share:
Continuing operations	$1.54	$2.56	$7.00	$6.85
Discontinued operations	0.77	0.07	1.17	0.23

Total	$2.31	$2.63	$8.17	$7.08

Weighted-average common shares outstanding (in millions)	551	609	571	613

Earnings per common share – assuming dilution:
Continuing operations	$1.34	$2.48	$6.66	$6.61
Discontinued operations	0.75	0.07	1.14	0.22

Total	$2.09	$2.55	$7.80	$6.83

Weighted-average common shares outstanding – assuming dilution (in millions)	564	628	587	636

Dividends per common share	$0.12	$0.08	$0.36	$0.22

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$207	$197	$606	$587
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,667	$4,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,019	847
Gain on sale of Lima Refinery	(827)	—
Gain on sale of interest in NuStar GP Holdings, LLC	—	(132)
Stock-based compensation expense	58	70
Deferred income tax expense (benefit)	(75)	175
Changes in current assets and current liabilities	(880)	(129)
Changes in deferred charges and credits and other, net	44	(84)

Net cash provided by operating activities	4,006	5,096

Cash flows from investing activities:
Capital expenditures	(1,553)	(2,331)
Deferred turnaround and catalyst costs	(338)	(464)
Proceeds from sale of interest in NuStar GP Holdings, LLC	—	355
Investment in Cameron Highway Oil Pipeline Company, net	(212)	(13)
Proceeds from sale of Lima Refinery	2,428	—
Contingent payments in connection with acquisitions	(75)	(101)
Other investing activities, net	18	42

Net cash provided by (used in) investing activities	268	(2,512)

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	—
Repayments	(413)	(249)
Bank credit agreements:
Borrowings	3,000	707
Repayments	(3,000)	(706)
Termination of interest rate swaps	—	(54)
Purchase of treasury stock	(4,751)	(1,818)
Issuance of common stock in connection with employee benefit plans	130	103
Benefit from tax deduction in excess of recognized stock-based compensation cost	231	160
Common and preferred stock dividends	(205)	(136)
Other financing activities	(23)	(4)

Net cash used in financing activities	(2,786)	(1,997)

Effect of foreign exchange rate changes on cash	31	6

Net increase in cash and temporary cash investments	1,519	593
Cash and temporary cash investments at beginning of period	1,590	436

Cash and temporary cash investments at end of period	$3,109	$1,029

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,274	$1,603	$4,667	$4,349

Other comprehensive income (loss):
Foreign currency translation adjustment	90	(2)	251	70

Pension and other postretirement benefits net loss reclassified into income, net of income tax benefit of $1, $0, $3 and $0	1	-	4	-

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $(37), $(17), $10 and $(18)	69	32	(18)	34
Net gain reclassified into income, net of income tax expense of $2, $1, $6 and $4	(4)	(2)	(11)	(8)

Net gain (loss) on cash flow hedges	65	30	(29)	26

Other comprehensive income	156	28	226	96

Comprehensive income	$1,430	$1,631	$4,893	$4,445

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 3, the assets and liabilities of the Lima Refinery, as well as inventory to be sold by our marketing and supply subsidiary associated with this transaction, as of December 31, 2006 have been reclassified as held for sale, and the results of operations of the Lima Refinery have been presented as discontinued operations in the consolidated statements of income for all periods presented.
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owned the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, our consolidated statements of income reflect no equity in earnings of NuStar Energy L.P. subsequent to December 21, 2006.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Operating revenues	$(21)	$(55)
Cost of sales	2	7
Retail selling expenses	(23)	(62)
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
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of Statement No. 157. We do not expect the adoption of Statement No. 159 to have any material impact on our financial position or results of operations.
3. DISPOSITION OF LIMA REFINERY
On May 2, 2007, we entered into an agreement to sell our refinery in Lima, Ohio to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. In addition, our marketing and supply subsidiary separately agreed to sell certain inventory amounts to Husky as part of this transaction. As a result, the assets and liabilities related to these transactions are presented as “assets held for sale” and “liabilities related to assets held for sale,” respectively, in the consolidated balance sheet as of December 31, 2006. In addition, the consolidated statements of income reflect the operations related to the Lima Refinery for the periods prior to the effective date of the sale in “income from discontinued operations, net of income tax expense.”

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 3, 2007, we consummated the sale of our Lima Refinery to Husky with an effective date of July 1, 2007. Proceeds from the sale were approximately $2.4 billion, including approximately $550 million from the sale of working capital to Husky primarily related to the sale of inventory by our marketing and supply subsidiary. The sale resulted in a pre-tax gain of $827 million, or $426 million after tax, which is presented in “income from discontinued operations, net of income tax expense” in the consolidated statements of income for the three months and nine months ended September 30, 2007. In connection with the sale, we entered into a transition services agreement with Husky under which we agreed to provide certain accounting and administrative services to Husky beginning July 3, 2007, with the services terminating by July 31, 2008.
Financial information related to the assets and liabilities sold is summarized as follows (in millions):

	July 1,	December 31,
	2007	2006
Current assets (primarily inventory)	$570	$456
Property, plant and equipment, net	929	918
Goodwill	107	108
Deferred charges and other assets, net	46	45

Assets held for sale	$1,652	$1,527

Current liabilities, including current portion of capital lease obligation	$15	$29
Capital lease obligation, excluding current portion	38	38

Liabilities related to assets held for sale	$53	$67

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$—	$1,060	$2,231	$3,181
Income before income tax expense	—	72	391	235
4. INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2007	2006
Refinery feedstocks	$2,123	$1,680
Refined products and blendstocks	2,245	2,056
Convenience store merchandise	80	85
Materials and supplies	168	158

Inventories	$4,616	$3,979

As of September 30, 2007 and December 31, 2006, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $5.2 billion and $2.9 billion, respectively.

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
NuStar GP Holdings, LLC completed public offerings in July and December 2006 through which we sold all of our ownership interest in NuStar GP Holdings, LLC. As a result, we no longer owned any interest in NuStar Energy L.P. as of December 31, 2006. Financial information reported by NuStar Energy L.P. for the three months and nine months ended September 30, 2006 is summarized below (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Revenues	$291	$845
Operating income	55	158
Net income	41	112
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the results of transactions with NuStar Energy L.P. for the three months and nine months ended September 30, 2006 (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Fees and expenses charged by us to NuStar Energy L.P.	$32	$89
Fees and expenses charged to us by NuStar Energy L.P.	69	194
6. DEBT
On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. These notes had a carrying amount of $187 million on the date of redemption, resulting in a gain of $4 million that was included in “other income, net” in the consolidated statement of income.
In April 2007, we repaid in full, at the scheduled maturity date, $230 million related to our 6.125% notes. Also in April 2007, we borrowed $3 billion under a 364-day term credit agreement with a financial institution to fund the accelerated share repurchase program discussed in Note 7. The term loan bore interest at LIBOR plus a margin, or an alternate base rate as defined under the term credit agreement. In May 2007, we repaid $500 million of the borrowings under the term credit agreement. The remaining balance of $2.5 billion was repaid in June 2007 using available cash and proceeds from our issuance of long-term notes described below.
On June 8, 2007, we issued $750 million of 6.125% notes due June 15, 2017 and $1.5 billion of 6.625% notes due June 15, 2037. Proceeds from the issuance of these notes totaled $2.25 billion, before deducting underwriting discounts of $18 million.
During the nine months ended September 30, 2007, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
7. STOCKHOLDERS’ EQUITY
Treasury Stock
During the nine months ended September 30, 2007 and 2006, we purchased 68.9 million and 30.8 million shares of our common stock at a cost of $4.8 billion and $1.8 billion, respectively. These purchases were made in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors, including the effect of the accelerated share repurchase program discussed below. During the nine months ended September 30, 2007, we issued 12.4 million shares from treasury at an average cost of $61.65 per share, and for the nine months ended September 30, 2006, we issued 13.2 million shares from treasury at an average cost of $55.29 per share, for our employee benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accelerated Share Repurchase Program
On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late April 2007, 42.1 million shares were purchased under this agreement. As described in Note 6 above, the purchase of these shares was initially funded with a 364-day term credit agreement, which we subsequently replaced with longer-term financing. The cost of the shares purchased under this accelerated share repurchase program was to be adjusted at the expiration of the program, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost could be paid in cash or stock, at our option.
The accelerated share repurchase program was completed on July 23, 2007, resulting in an additional $94 million payment by us for the shares purchased. At that time, we elected to pay this additional amount in cash. This additional cash payment was deducted from reported net income in calculating earnings per common share from continuing operations assuming dilution for the three months and nine months ended September 30, 2007.
Common Stock Dividends
On October 25, 2007, our board of directors declared a regular quarterly cash dividend of $0.12 per common share payable on December 12, 2007 to holders of record at the close of business on November 7, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EARNINGS PER COMMON SHARE
Earnings per common share amounts from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings per common share from continuing operations:
Income from continuing operations	$848	$1,559	$3,998	$4,206
Less: Preferred stock dividends	-	-	-	2

Income from continuing operations applicable to common stock	$848	$1,559	$3,998	$4,204

Weighted-average common shares outstanding	551	609	571	613

Earnings per common share from continuing operations	$1.54	$2.56	$7.00	$6.85

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations	$848	$1,559	$3,998	$4,206
Less: Cash paid in final settlement of accelerated share repurchase program	94	-	94	-

Income from continuing operations assuming dilution	$754	$1,559	$3,904	$4,206

Weighted-average common shares outstanding	551	609	571	613
Effect of dilutive securities:
Stock options	11	17	14	19
Performance awards and other benefit plans	1	1	1	1
Mandatory convertible preferred stock and other	1	1	1	3

Weighted-average common shares outstanding – assuming dilution	564	628	587	636

Earnings per common share from continuing operations – assuming dilution	$1.34	$2.48	$6.66	$6.61

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2007	2006
Decrease (increase) in current assets:
Restricted cash	$—	$(1)
Receivables, net	(1,999)	(20)
Inventories	(695)	(624)
Income taxes receivable	32	3
Prepaid expenses and other	(88)	(113)
Increase (decrease) in current liabilities:
Accounts payable	1,310	597
Accrued expenses	90	(20)
Taxes other than income taxes	(4)	(49)
Income taxes payable	474	98

Changes in current assets and current liabilities	$(880)	$(129)

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

•
changes in assets held for sale and liabilities related to assets held for sale prior to the sale of the Lima Refinery are reflected in the line item to which the changes relate in the table above; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

There were no significant noncash investing or financing activities for the nine months ended September 30, 2007.
Noncash investing activities for the nine months ended September 30, 2006 included the pre-tax recognition of $158 million of SAB 51 credits related to our investment in NuStar Energy L.P. (as discussed in Note 5). Noncash investing activities also included adjustments to property, plant and equipment, goodwill, and certain current and noncurrent assets and liabilities resulting from adjustments to the purchase price allocation related to the acquisitions of Premcor Inc. (Premcor) and Ultramar Diamond Shamrock Corporation. Noncash financing activities for the nine months ended September 30, 2006 included the conversion of 3,164,151 shares of preferred stock into 6,271,327 shares of our common stock and the recognition of a $39 million capital lease obligation and related capital lease asset pertaining to certain facilities at the Lima Refinery.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for each period presented. Cash provided by operating activities related to our discontinued results of operations was $260 million and $170 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities related to the Lima Refinery was $14 million and $117 million for the nine months ended September 30, 2007 and 2006, respectively.
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2007	2006
Interest paid (net of amount capitalized)	$152	$165
Income taxes paid (net of tax refunds received)	1,813	1,759
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fair value hedges	$3	$(2)	$1	$(8)
Cash flow hedges	(17)	2	(23)	7
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the nine months ended September 30, 2007, we recognized in “accumulated other comprehensive income” unrealized after-tax losses of $18 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $17 million of cumulative after-tax gains on cash flow hedges remaining in “accumulated other comprehensive income” as of September 30, 2007. We expect that the deferred gains as of September 30, 2007 will be reclassified into “cost of sales” over the next nine months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the nine months ended September 30, 2007 and 2006, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.
11. INCOME TAXES
As discussed in Note 2, on January 1, 2007, we adopted the provisions of FIN 48. We did not recognize a significant change in our liability for uncertain tax positions as a result of our implementation of FIN 48;

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
however, certain amounts previously reported in “deferred income taxes” were reclassified to “other long-term liabilities” in the consolidated balance sheet as of January 1, 2007. In accordance with the provisions of FIN 48, prior period amounts were not reclassified. The total amount of unrecognized tax benefits as of January 1, 2007 was $179 million of which $85 million, if recognized, would impact our effective rate. Accrued liabilities for interest and penalties related to unrecognized tax benefits were $43 million as of January 1, 2007. We anticipate that any matters resolved with tax authorities within the next 12 months will not result in a material change in our financial position or results of operations. As of September 30, 2007, we remain subject to examination in the U.S. federal and various state jurisdictions for the tax years from 1999 through 2006 and Canadian federal and various provincial jurisdictions for tax years from 2001 to 2006.
12. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended September 30, 2007:
Operating revenues from external customers	$21,399	$2,300	$-	$23,699
Intersegment revenues	1,610	-	-	1,610
Operating income (loss)	1,259	74	(165)	1,168

Three months ended September 30, 2006:
Operating revenues from external customers	20,995	2,243	-	23,238
Intersegment revenues	1,547	-	-	1,547
Operating income (loss)	2,313	96	(148)	2,261

Nine months ended September 30, 2007:
Operating revenues from external customers	60,131	6,525	-	66,656
Intersegment revenues	4,573	-	-	4,573
Operating income (loss)	6,362	183	(511)	6,034

Nine months ended September 30, 2006:
Operating revenues from external customers	62,440	6,365	-	68,805
Intersegment revenues	4,459	-	-	4,459
Operating income (loss)	6,624	163	(489)	6,298
Total assets by reportable segment were as follows (in millions):

	September 30,	December 31,
	2007	2006
Refining	$36,302	$34,275
Retail	1,980	1,826
Corporate	3,579	1,652

Total consolidated assets	$41,861	$37,753

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The entire balance of goodwill as of September 30, 2007 and December 31, 2006 has been included in the total assets of the refining reportable segment. Assets held for sale related to the Lima Refinery were included in the refining reportable segment as of December 31, 2006.
13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months and nine months ended September 30, 2007 and 2006 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
Three months ended September 30:
Components of net periodic benefit cost:
Service cost	$23	$23	$3	$3
Interest cost	18	16	7	6
Expected return on plan assets	(21)	(14)	-	-
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Net loss	2	3	2	2

Net periodic benefit cost before special charges	23	29	10	9
Charge for special termination benefits	5	-	-	-

Net periodic benefit cost	$28	$29	$10	$9

Nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$71	$73	$10	$10
Interest cost	53	48	20	18
Expected return on plan assets	(63)	(43)	-	-
Amortization of:
Prior service cost (credit)	2	2	(7)	(7)
Net loss	7	10	5	5

Net periodic benefit cost before special charges	70	90	28	26
Charge for special termination benefits	12	-	1	-

Net periodic benefit cost	$82	$90	$29	$26

Although we had only $1 million of minimum required contributions to our qualified pension plans during 2007 under the Employee Retirement Income Security Act, we contributed $43 million to our qualified plans during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we contributed $143 million to our qualified pension plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of September 30, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. During the third quarter of 2007, we reduced the amount of eligible receivables sold to the third-party financial institutions by $900 million. As a result, as of September 30, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $100 million and $1 billion, respectively.
Contingent Earn-Out Agreements
In both June 2007 and July 2006, we made previously accrued payments of $25 million related to the Delaware City Refinery contingent earn-out agreement. The 2007 payment represented the final payment under that agreement. In both January 2007 and January 2006, we made previously accrued earn-out payments of $50 million related to the acquisition of the St. Charles Refinery. In the second quarter of 2006, we made a final earn-out contingency payment of $26 million to Salomon Inc in conjunction with our acquisition of Basis Petroleum, Inc.
The following table summarizes the aggregate payments we have made through September 30, 2007 and payment limitations related to the following acquisitions (in millions):

	Aggregate
	Payments	Annual
	Made Through	Maximum	Aggregate
	September 30, 2007	Limit	Limit
St. Charles Refinery	$150	$50	$175
Delaware City Refinery	50	25	50
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. No amounts have been accrued on exports with respect to this turnover tax. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation
MTBE Litigation
As of November 1, 2007, we were named as a defendant in 82 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Although most of the cases are pending in federal court and consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation), a recent ruling on jurisdiction from the U.S. Court of Appeals for the Second Circuit may result in a remand of many of the cases to state court. Three cases, State of New Hampshire, Riverview Water District, and California Water Services Company, have already been remanded to state courts in New Hampshire and California. We are involved in four cases that have been selected as “focus cases” for discovery and pre-trial motions. One of these, the Suffolk County Water Authority case, is scheduled for trial in March 2008. Activity in the “non-focus” cases is generally stayed. We believe that we have strong defenses to these claims and are vigorously defending the cases. We have recorded a loss contingency liability with respect to this matter in accordance with FASB Statement No. 5. However, due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits in excess of the amount accrued. We believe that such an outcome in any one of these lawsuits would not have a material adverse effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of these cases could have a material effect on our results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Retail Fuel Temperature Litigation
Along with several other defendants in the retail petroleum marketing business, as of November 1, 2007, we were named in 22 consumer class action lawsuits relating to fuel temperature. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as associated monetary relief. In June 2007, the federal lawsuits were consolidated into a multidistrict litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

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
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of September 30, 2007:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$2,262	$-	$847	$-	$3,109
Restricted cash	23	2	6	-	31
Receivables, net	1	72	6,390	-	6,463
Inventories	-	390	4,226	-	4,616
Income taxes receivable	-	-	1	(1)	-
Deferred income taxes	-	-	197	-	197
Prepaid expenses and other	-	7	231	-	238

Total current assets	2,286	471	11,898	(1)	14,654

Property, plant and equipment, at cost	-	6,607	18,470	-	25,077
Accumulated depreciation	-	(366)	(3,487)	-	(3,853)

Property, plant and equipment, net	-	6,241	14,983	-	21,224

Intangible assets, net	-	2	296	-	298
Goodwill	-	1,819	2,242	-	4,061
Investment in Valero Energy affiliates	7,636	1,006	1,288	(9,930)	-
Long-term notes receivable from affiliates	16,708	-	-	(16,708)	-
Deferred charges and other assets, net	215	369	1,240	(200)	1,624

Total assets	$26,845	$9,908	$31,947	$(26,839)	$41,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$57	$-	$3	$-	$60
Accounts payable	68	220	7,857	-	8,145
Accrued expenses	164	51	393	-	608
Taxes other than income taxes	-	23	589	-	612
Income taxes payable	407	88	-	(1)	494
Deferred income taxes	51	272	-	-	323

Total current liabilities	747	654	8,842	(1)	10,242

Long-term debt and capital lease obligations, less current portion	5,526	1,287	41	-	6,854

Long-term notes payable to affiliates	-	6,489	10,219	(16,708)	-

Deferred income taxes	806	-	3,335	(200)	3,941

Other long-term liabilities	798	190	868	-	1,856

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,366	100	3,395	(3,495)	7,366
Treasury stock	(5,308)	-	-	-	(5,308)
Retained earnings	16,413	1,187	5,238	(6,425)	16,413
Accumulated other comprehensive income	491	1	7	(8)	491

Total stockholders’ equity	18,968	1,288	8,642	(9,930)	18,968

Total liabilities and stockholders’ equity	$26,845	$9,908	$31,947	$(26,839)	$41,861

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2006
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and temporary cash investments	$712	$-	$878	$-	$1,590
Restricted cash	22	2	7	-	31
Receivables, net	1	76	4,307	-	4,384
Inventories	-	377	3,602	-	3,979
Income taxes receivable	-	5	32	(5)	32
Deferred income taxes	-	-	143	-	143
Prepaid expenses and other	-	12	133	-	145
Assets held for sale	-	977	550	-	1,527

Total current assets	735	1,449	9,652	(5)	11,831

Property, plant and equipment, at cost	-	6,481	16,940	-	23,421
Accumulated depreciation	-	(231)	(3,010)	-	(3,241)

Property, plant and equipment, net	-	6,250	13,930	-	20,180

Intangible assets, net	-	3	300	-	303
Goodwill	-	1,826	2,277	-	4,103
Investment in Valero Energy affiliates	2,114	705	101	(2,920)	-
Long-term notes receivable from affiliates	20,920	-	-	(20,920)	-
Deferred income taxes	-	111	-	(111)	-
Deferred charges and other assets, net	196	184	956	-	1,336

Total assets	$23,965	$10,528	$27,216	$(23,956)	$37,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$285	$187	$3	$-	$475
Accounts payable	80	281	6,480	-	6,841
Accrued expenses	76	76	355	-	507
Taxes other than income taxes	-	19	565	-	584
Income taxes payable	21	-	7	(5)	23
Deferred income taxes	91	272	-	-	363
Liabilities related to assets held for sale	-	67	-	-	67

Total current liabilities	553	902	7,410	(5)	8,860

Long-term debt and capital lease obligations, less current portion	3,281	1,295	43	-	4,619

Long-term notes payable to affiliates	-	8,003	12,917	(20,920)	-

Deferred income taxes	868	-	3,290	(111)	4,047

Other long-term liabilities	658	227	737	-	1,622

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,779	100	1,458	(1,558)	7,779
Treasury stock	(1,396)	-	-	-	(1,396)
Retained earnings	11,951	-	1,322	(1,322)	11,951
Accumulated other comprehensive income	265	1	37	(38)	265

Total stockholders’ equity	18,605	101	2,819	(2,920)	18,605

Total liabilities and stockholders’ equity	$23,965	$10,528	$27,216	$(23,956)	$37,753

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$6,008	$24,546	$(6,855)	$23,699

Costs and expenses:
Cost of sales	-	5,654	22,011	(6,855)	20,810
Refining operating expenses	-	236	800	-	1,036
Retail selling expenses	-	-	190	-	190
General and administrative expenses	(6)	20	138	-	152
Depreciation and amortization expense	-	77	266	-	343

Total costs and expenses	(6)	5,987	23,405	(6,855)	22,531

Operating income	6	21	1,141	-	1,168
Equity in earnings of subsidiaries	1,017	150	487	(1,654)	-
Other income (expense), net	432	(20)	193	(460)	145
Interest and debt expense:
Incurred	(153)	(137)	(318)	460	(148)
Capitalized	-	2	23	-	25

Income from continuing operations before income tax expense (benefit)	1,302	16	1,526	(1,654)	1,190
Income tax expense (benefit) (1)	28	(45)	359	-	342

Income from continuing operations	1,274	61	1,167	(1,654)	848

Income from discontinued operations, net of income tax expense	-	426	-	-	426

Net income	$1,274	$487	$1,167	$(1,654)	$1,274

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$6,335	$22,834	$(5,931)	$23,238

Costs and expenses:
Cost of sales	-	6,046	19,367	(5,931)	19,482
Refining operating expenses	-	182	707	-	889
Retail selling expenses	-	-	185	-	185
General and administrative expenses	-	-	136	-	136
Depreciation and amortization expense	-	59	226	-	285

Total costs and expenses	-	6,287	20,621	(5,931)	20,977

Operating income	-	48	2,213	-	2,261
Equity in earnings of subsidiaries	1,429	353	294	(2,076)	-
Equity in earnings of NuStar Energy L.P.	-	-	13	-	13
Other income (expense), net	320	(82)	365	(460)	143
Interest and debt expense:
Incurred	(101)	(152)	(298)	460	(91)
Capitalized	-	18	27	-	45
Minority interest in net income of consolidated subsidiary	-	-	(4)	-	(4)

Income from continuing operations before income tax expense (benefit)	1,648	185	2,610	(2,076)	2,367
Income tax expense (benefit) (1)	45	(65)	828	-	808

Income from continuing operations	1,603	250	1,782	(2,076)	1,559

Income from discontinued operations, net of income tax expense	-	44	-	-	44

Net income	$1,603	$294	$1,782	$(2,076)	$1,603

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$16,960	$65,812	$(16,116)	$66,656

Costs and expenses:
Cost of sales	-	15,051	56,695	(16,116)	55,630
Refining operating expenses	-	644	2,311	-	2,955
Retail selling expenses	-	-	561	-	561
General and administrative expenses	(6)	27	453	-	474
Depreciation and amortization expense	-	227	775	-	1,002

Total costs and expenses	(6)	15,949	60,795	(16,116)	60,622

Operating income	6	1,011	5,017	-	6,034
Equity in earnings of subsidiaries	4,039	492	1,190	(5,721)	-
Other income (expense), net	1,131	(151)	629	(1,452)	157
Interest and debt expense:
Incurred	(367)	(442)	(990)	1,452	(347)
Capitalized	-	4	79	-	83

Income from continuing operations before income tax expense	4,809	914	5,925	(5,721)	5,927
Income tax expense (1)	142	214	1,573	-	1,929

Income from continuing operations	4,667	700	4,352	(5,721)	3,998

Income from discontinued operations, net of income tax expense	-	490	179	-	669

Net income	$4,667	$1,190	$4,531	$(5,721)	$4,667

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Operating revenues	$-	$18,220	$67,859	$(17,274)	$68,805

Costs and expenses:
Cost of sales	-	16,987	58,294	(17,274)	58,007
Refining operating expenses	-	558	2,126	-	2,684
Retail selling expenses	-	-	539	-	539
General and administrative expenses	2	26	430	-	458
Depreciation and amortization expense	-	187	632	-	819

Total costs and expenses	2	17,758	62,021	(17,274)	62,507

Operating income (loss)	(2)	462	5,838	-	6,298
Equity in earnings of subsidiaries	3,899	681	782	(5,362)	-
Equity in earnings of NuStar Energy L.P.	-	-	35	-	35
Other income (expense), net	1,041	(86)	943	(1,760)	138
Interest and debt expense:
Incurred	(379)	(548)	(1,113)	1,760	(280)
Capitalized	-	46	80	-	126

Minority interest in net income of consolidated subsidiary	-	-	(4)	-	(4)

Income from continuing operations before income tax expense (benefit)	4,559	555	6,561	(5,362)	6,313
Income tax expense (benefit) (1)	210	(84)	1,981	-	2,107

Income from continuing operations	4,349	639	4,580	(5,362)	4,206

Income from discontinued operations, net of income tax expense	-	143	-	-	143

Net income	4,349	782	4,580	(5,362)	4,349
Preferred stock dividends	2	-	-	-	2

Net income applicable to common stock	$4,347	$782	$4,580	$(5,362)	$4,347

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$1,049	$69	$2,888	$-	$4,006

Cash flows from investing activities:
Capital expenditures	-	(218)	(1,335)	-	(1,553)
Deferred turnaround and catalyst costs	-	(44)	(294)	-	(338)
Investment in Cameron Highway Oil Pipeline Company, net	-	-	(212)	-	(212)
Proceeds from sale of Lima Refinery	-	1,873	555	-	2,428
Contingent payments in connection with acquisitions	-	(25)	(50)	-	(75)
Investments in subsidiaries	(2,742)	(58)	-	2,800	-
Return of investment	1,305	-	3	(1,308)	-
Net intercompany loan repayments	4,538	-	-	(4,538)	-
Other investing activities, net	-	4	14	-	18

Net cash provided by (used in) investing activities	3,101	1,532	(1,319)	(3,046)	268

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	-	-	-	2,245
Repayments	(230)	(183)	-	-	(413)
Bank credit agreements:
Borrowings	3,000	-	-	-	3,000
Repayments	(3,000)	-	-	-	(3,000)
Purchase of treasury stock	(4,751)	-	-	-	(4,751)
Benefit from tax deduction in excess of recognized stock-based compensation cost	231	-	-	-	231
Dividends to parent	-	(3)	(1,305)	1,308	-
Capital contributions from parent	-	-	2,800	(2,800)	-
Net intercompany loan repayments	-	(1,415)	(3,123)	4,538	-
Other financing activities, net	(95)	-	(3)	-	(98)

Net cash used in financing activities	(2,600)	(1,601)	(1,631)	3,046	(2,786)

Effect of foreign exchange rate changes on cash	-	-	31	-	31

Net increase (decrease) in cash and temporary cash investments	1,550	-	(31)	-	1,519
Cash and temporary cash investments at beginning of period	712	-	878	-	1,590

Cash and temporary cash investments at end of period	$2,262	$-	$847	$-	$3,109

(1)	The information presented herein excludes a $686 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Lima Refining Company (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2007, in anticipation of the sale of the Lima Refinery as discussed in Note 3.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$823	$349	$3,924	$-	$5,096

Cash flows from investing activities:
Capital expenditures	-	(796)	(1,535)	-	(2,331)
Deferred turnaround and catalyst costs	-	(146)	(318)	-	(464)
Contingent payments in connection with acquisitions	-	(25)	(76)	-	(101)
Proceeds from sale of interest in NuStar GP Holdings, LLC	-	-	355	-	355
Net intercompany loan repayments	1,755	-	-	(1,755)	-
Other investing activities, net	-	(3)	32	-	29

Net cash provided by (used in) investing activities	1,755	(970)	(1,542)	(1,755)	(2,512)

Cash flows from financing activities:
Long-term note repayments	(221)	(28)	-	-	(249)
Bank credit agreements:
Borrowings	8	-	699	-	707
Repayments	(8)	-	(698)	-	(706)
Termination of interest rate swaps	(54)	-	-	-	(54)
Purchase of treasury stock	(1,818)	-	-	-	(1,818)
Benefit from tax deduction in excess of recognized stock-based compensation cost	160	-	-	-	160
Net intercompany borrowings (repayments)	-	644	(2,399)	1,755	-
Other financing activities, net	(35)	-	(2)	-	(37)

Net cash provided by (used in) financing activities	(1,968)	616	(2,400)	1,755	(1,997)

Effect of foreign exchange rate changes on cash	-	-	6	-	6

Net increase (decrease) in cash and temporary cash investments	610	(5)	(12)	-	593
Cash and temporary cash investments at beginning of period	11	5	420	-	436

Cash and temporary cash investments at end of period	$621	$-	$408	$-	$1,029

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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our operations in the third quarter and first nine months of 2007. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” Gasoline and distillate margins in the third quarter of 2007 were comparable to such margins in the third quarter of 2006 in all regions other than the West Coast region where such margins were significantly weaker. Compared to the second quarter of 2007, gasoline margins were significantly lower in the third quarter of 2007 due to the seasonal transition to lower gasoline demand and less restrictive gasoline specifications.
Since approximately 65% of our total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Sour crude oil differentials relative to WTI crude oil for the third quarter of 2007 improved somewhat compared to second quarter 2007 levels but were significantly lower than the strong differentials in the third quarter of 2006. However, the sour crude oil differentials relative to light, sweet crude oils other than WTI in the third quarter of 2007 were comparable to those experienced in the third quarter of 2006.
On February 16, 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, which reduced operating income by approximately $325 million in the first nine months of 2007. The refinery recommenced operations on April 12 at a reduced throughput rate, with run rates by the end of September having increased to near full capacity. During the third quarter of 2007, operating results were unfavorably affected by the impact of Hurricane Humberto on the Port Arthur Refinery’s operations as well as operational issues at the Port Arthur, Aruba, and Ardmore Refineries.
Effective July 1, 2007, we consummated the sale of our refinery in Lima, Ohio to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. The sales price was approximately $2.4 billion, including approximately $550 million from the sale of working capital to Husky primarily related to the sale of inventory by our marketing and supply subsidiary. The sale resulted in a pre-tax gain of $827 million. During the third quarter of 2007, we also recognized a pre-tax gain of $91 million related to a foreign currency exchange rate gain resulting from the repayment of a loan by a foreign subsidiary, and we made a $94 million cash payment in final settlement of an accelerated share repurchase program entered into in the second quarter of 2007 under which we purchased 42.1 million shares of our common stock.
We reported income from continuing operations of $848 million, or $1.34 per share, for the third quarter of 2007 compared to $1.6 billion, or $2.48 per share, for the third quarter of 2006. Income from continuing operations for the first nine months of 2007 was $4.0 billion, or $6.66 per share, compared to $4.2 billion, or $6.61 per share, for the first nine months of 2006. During the first nine months of 2007, we generated $4.0 billion of net cash from operating activities and purchased $4.8 billion of our common stock, including $3.1 billion under the accelerated share repurchase program discussed above.

RESULTS OF OPERATIONS
Third Quarter 2007 Compared to Third Quarter 2006
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2007	2006 (a)	Change
Operating revenues (b)	$23,699	$23,238	$461

Costs and expenses:
Cost of sales (b)	20,810	19,482	1,328
Refining operating expenses	1,036	889	147
Retail selling expenses (b)	190	185	5
General and administrative expenses	152	136	16
Depreciation and amortization expense:
Refining	307	252	55
Retail	23	21	2
Corporate	13	12	1

Total costs and expenses	22,531	20,977	1,554

Operating income	1,168	2,261	(1,093)
Equity in earnings of NuStar Energy L.P. (c)	-	13	(13)
Other income, net	145	143	2
Interest and debt expense:
Incurred	(148)	(91)	(57)
Capitalized	25	45	(20)
Minority interest in net income of consolidated subsidiary (c)	-	(4)	4

Income from continuing operations before income tax expense	1,190	2,367	(1,177)
Income tax expense	342	808	(466)

Income from continuing operations	848	1,559	(711)
Income from discontinued operations, net of income tax expense (a)	426	44	382

Net income	$1,274	$1,603	$(329)

Earnings per common share – assuming dilution:
Continuing operations	$1.34	$2.48	$(1.14)
Discontinued operations	0.75	0.07	0.68

Total	$2.09	$2.55	$(0.46)

See the footnote references on page 36.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended September 30,
	2007	2006	Change
Refining (a):
Operating income	$1,259	$2,313	$(1,054)
Throughput margin per barrel (d)	$9.94	$13.17	$(3.23)
Operating costs per barrel:
Refining operating expenses	$3.96	$3.39	$0.57
Depreciation and amortization	1.17	0.96	0.21

Total operating costs per barrel	$5.13	$4.35	$0.78

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	594	619	(25)
Medium/light sour crude	663	637	26
Acidic sweet crude	79	83	(4)
Sweet crude	760	784	(24)
Residuals	265	308	(43)
Other feedstocks	181	134	47

Total feedstocks	2,542	2,565	(23)
Blendstocks and other	302	287	15

Total throughput volumes	2,844	2,852	(8)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,324	1,369	(45)
Distillates	932	911	21
Petrochemicals	84	79	5
Other products (e)	495	488	7

Total yields	2,835	2,847	(12)

Retail – U.S.:
Operating income	$54	$80	$(26)
Company-operated fuel sites (average)	956	976	(20)
Fuel volumes (gallons per day per site)	5,068	5,012	56
Fuel margin per gallon	$0.197	$0.275	$(0.078)
Merchandise sales	$272	$255	$17
Merchandise margin (percentage of sales)	29.7%	29.3%	0.4%
Margin on miscellaneous sales (b)	$26	$21	$5
Retail selling expenses (b)	$125	$126	$(1)
Depreciation and amortization expense	$15	$15	$-

Retail – Canada:
Operating income	$20	$16	$4
Fuel volumes (thousand gallons per day)	3,180	3,136	44
Fuel margin per gallon	$0.238	$0.209	$0.029
Merchandise sales	$53	$46	$7
Merchandise margin (percentage of sales)	26.9%	27.0%	(0.1)%
Margin on miscellaneous sales	$9	$9	$-
Retail selling expenses	$65	$59	$6
Depreciation and amortization expense	$8	$6	$2

See the footnote references on page 36.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2007	2006	Change
Gulf Coast:
Operating income	$763	$1,377	$(614)
Throughput volumes (thousand barrels per day)	1,527	1,530	(3)
Throughput margin per barrel (d)	$10.49	$13.92	$(3.43)
Operating costs per barrel:
Refining operating expenses	$3.98	$3.27	$0.71
Depreciation and amortization	1.08	0.86	0.22

Total operating costs per barrel	$5.06	$4.13	$0.93

Mid-Continent (a):
Operating income	$233	$364	$(131)
Throughput volumes (thousand barrels per day)	445	426	19
Throughput margin per barrel (d)	$10.35	$13.52	$(3.17)
Operating costs per barrel:
Refining operating expenses	$3.52	$3.28	$0.24
Depreciation and amortization	1.15	0.97	0.18

Total operating costs per barrel	$4.67	$4.25	$0.42

Northeast:
Operating income	$147	$311	$(164)
Throughput volumes (thousand barrels per day)	566	583	(17)
Throughput margin per barrel (d)	$8.21	$10.61	$(2.40)
Operating costs per barrel:
Refining operating expenses	$4.11	$3.72	$0.39
Depreciation and amortization	1.27	1.09	0.18

Total operating costs per barrel	$5.38	$4.81	$0.57

West Coast:
Operating income	$116	$261	$(145)
Throughput volumes (thousand barrels per day)	306	313	(7)
Throughput margin per barrel (d)	$9.82	$13.78	$(3.96)
Operating costs per barrel:
Refining operating expenses	$4.24	$3.49	$0.75
Depreciation and amortization	1.45	1.23	0.22

Total operating costs per barrel	$5.69	$4.72	$0.97

See the footnote references on page 36.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Three Months Ended September 30,
	2007	2006	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$75.48	$70.37	$5.11
WTI less sour crude oil at U.S. Gulf Coast (h)	3.00	6.14	(3.14)
WTI less Mars crude oil	5.93	7.50	(1.57)
WTI less Alaska North Slope (ANS) crude oil	(1.01)	1.43	(2.44)
WTI less Maya crude oil	12.42	14.87	(2.45)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	12.20	12.00	0.20
No. 2 fuel oil less WTI	10.82	8.99	1.83
Ultra-low-sulfur diesel less WTI	16.23	17.07	(0.84)
Propylene less WTI	8.75	13.08	(4.33)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	20.17	15.18	4.99
Low-sulfur diesel less WTI	22.41	22.89	(0.48)
U.S. Northeast:
Conventional 87 gasoline less WTI	11.72	11.83	(0.11)
No. 2 fuel oil less WTI	11.72	7.96	3.76
Lube oils less WTI	43.81	57.85	(14.04)
U.S. West Coast:
CARBOB 87 gasoline less ANS	14.22	20.15	(5.93)
CARB diesel less ANS	17.86	21.57	(3.71)

The following notes relate to references on pages 33 through 36.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery for the three months ended September 30, 2006 are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the three months ended September 30, 2006. The sale resulted in a pre-tax gain of $827 million ($426 million after tax) which is included in “Income from discontinued operations, net of income tax expense” for the three months ended September 30, 2007.

(b)
Certain amounts previously reported in 2006 for operating revenues, cost of sales, retail selling expenses, and margin on miscellaneous sales have been reclassified for comparability with amounts reported in 2007.

(c)
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owned the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, the financial highlights reflect no equity in earnings of NuStar Energy L.P. or minority interest in net income of consolidated subsidiary subsequent to December 21, 2006.

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

General
Operating revenues increased 2% for the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of higher refined product prices between the two periods. Operating income of $1.2 billion and income from continuing operations of $848 million for the three months ended September 30, 2007 decreased approximately 48% and 46%, respectively, from the corresponding amounts in the third quarter of 2006 primarily due to a $1.1 billion decrease in refining segment operating income. The refining segment operating income and income from continuing operations exclude the operations of the Lima Refinery which are classified as discontinued operations due to our sale of that refinery as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased 46% from the third quarter of 2006 to $1.3 billion for the third quarter of 2007, resulting mainly from a 25% decrease in throughput margin per barrel combined with a $202 million increase in refining operating expenses (including depreciation and amortization expense).
Total refining throughput margins for the third quarter of 2007 compared to the third quarter of 2006 were impacted by the following factors:
•
Feedstock costs in the third quarter of 2007 were significantly higher than such costs in the third quarter of 2006 as sour crude oil feedstock prices increased more than the price of WTI crude oil and other light, sweet crude oils priced at a significant premium to WTI in the third quarter of 2007.

•
Overall gasoline and distillate margins were essentially unchanged in the third quarter of 2007 compared to the third quarter of 2006, as lower margins in the West Coast region were offset by higher margins in the other refining regions. Refined product margins for the third quarter of 2007 were basically unchanged from the third quarter of 2006 due to comparable demand and production levels in the two periods.

•
Margins on other refined products such as asphalt, No. 6 fuel oil, propylene, and lube oils decreased in the third quarter of 2007 compared to the third quarter of 2006 as prices for these products did not increase as much as prices for crude oil.

•
During the third quarter of 2007, operating results were unfavorably affected by the impact of Hurricane Humberto on the Port Arthur Refinery’s operations as well as operational issues at the Port Arthur, Aruba, and Ardmore Refineries.

Refining operating expenses, excluding depreciation and amortization expense, were 17% higher for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 due primarily to increases in employee compensation and related benefits and maintenance expense, as well as increased accruals for sales and use taxes. Refining depreciation and amortization expense increased 22% from the third quarter of 2006 to the third quarter of 2007 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income of $74 million for the quarter ended September 30, 2007 was approximately 23% lower than the $96 million reported for the quarter ended September 30, 2006. This decrease in operating income was mainly attributable to an approximate $0.08 per gallon decrease in average fuel margins in our U.S. retail operations.

Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, increased $17 million from the third quarter of 2006 to the third quarter of 2007. This increase was primarily due to an increase in variable compensation expense.
Equity in earnings of NuStar Energy L.P. is not reflected in the third quarter of 2007 due to the sale of our remaining ownership interest in NuStar GP Holdings, LLC in December 2006.
“Other income, net” for the third quarter of 2007 included a $91 million pre-tax gain related to a foreign currency exchange rate gain resulting from the repayment of a loan by a foreign subsidiary and increased interest income related to our significantly higher cash balance during 2007. “Other income, net” for the third quarter of 2006 included a pre-tax gain of $132 million related to the sale of 40.6% of our ownership interest in NuStar GP Holdings, LLC in July 2006.
Interest and debt expense increased primarily due to the issuance of $2.25 billion of notes in June 2007 to fund the accelerated share repurchase program, increased interest on tax liabilities, and reduced capitalized interest due to a reduced balance of capital projects under construction.
Income tax expense decreased $466 million from the third quarter of 2006 to the third quarter of 2007 mainly as a result of lower operating income.
Income from discontinued operations, net of income tax expense, for the third quarter of 2007 represents the after-tax gain on the sale of our Lima Refinery effective July 1, 2007. The amount for the third quarter of 2006 reflects the income from operations of the Lima Refinery during that period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Financial Highlights
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2007 (a)	2006 (a)	Change
Operating revenues (b)	$66,656	$68,805	$(2,149)

Costs and expenses:
Cost of sales (b)	55,630	58,007	(2,377)
Refining operating expenses	2,955	2,684	271
Retail selling expenses (b)	561	539	22
General and administrative expenses	474	458	16
Depreciation and amortization expense:
Refining	902	726	176
Retail	63	62	1
Corporate	37	31	6

Total costs and expenses	60,622	62,507	(1,885)

Operating income	6,034	6,298	(264)
Equity in earnings of NuStar Energy L.P. (c)	-	35	(35)
Other income, net	157	138	19
Interest and debt expense:
Incurred	(347)	(280)	(67)
Capitalized	83	126	(43)
Minority interest in net income of consolidated subsidiary (c)	-	(4)	4

Income from continuing operations before income tax expense	5,927	6,313	(386)
Income tax expense	1,929	2,107	(178)

Income from continuing operations	3,998	4,206	(208)
Income from discontinued operations, net of income tax expense	669	143	526

Net income	4,667	4,349	318
Preferred stock dividends	-	2	(2)

Net income applicable to common stock	$4,667	$4,347	$320

Earnings per common share – assuming dilution:
Continuing operations	$6.66	$6.61	$0.05
Discontinued operations	1.14	0.22	0.92

Total	$7.80	$6.83	$0.97

See the footnote references on page 42.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Nine Months Ended September 30,
	2007	2006	Change
Refining (a):
Operating income	$6,362	$6,624	$(262)
Throughput margin per barrel (d)	$13.39	$13.07	$0.32
Operating costs per barrel:
Refining operating expenses	$3.87	$3.50	$0.37
Depreciation and amortization	1.18	0.94	0.24

Total operating costs per barrel	$5.05	$4.44	$0.61

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	633	685	(52)
Medium/light sour crude	643	611	32
Acidic sweet crude	83	67	16
Sweet crude	728	753	(25)
Residuals	261	247	14
Other feedstocks	161	155	6

Total feedstocks	2,509	2,518	(9)
Blendstocks and other	286	294	(8)

Total throughput volumes	2,795	2,812	(17)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,283	1,347	(64)
Distillates	919	884	35
Petrochemicals	83	78	5
Other products (e)	507	500	7

Total yields	2,792	2,809	(17)

Retail – U.S.:
Operating income	$115	$104	$11
Company-operated fuel sites (average)	959	987	(28)
Fuel volumes (gallons per day per site)	5,019	4,937	82
Fuel margin per gallon	$0.174	$0.174	$-
Merchandise sales	$774	$725	$49
Merchandise margin (percentage of sales)	29.9%	29.8%	0.1%
Margin on miscellaneous sales (b)	$75	$63	$12
Retail selling expenses (b)	$377	$365	$12
Depreciation and amortization expense	$42	$43	$(1)

Retail – Canada:
Operating income	$68	$59	$9
Fuel volumes (thousand gallons per day)	3,231	3,178	53
Fuel margin per gallon	$0.235	$0.224	$0.011
Merchandise sales	$137	$125	$12
Merchandise margin (percentage of sales)	28.1%	27.6%	0.5%
Margin on miscellaneous sales	$27	$24	$3
Retail selling expenses	$184	$174	$10
Depreciation and amortization expense	$21	$19	$2

See the footnote references on page 42.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2007	2006	Change
Gulf Coast:
Operating income	$3,781	$4,095	$(314)
Throughput volumes (thousand barrels per day)	1,532	1,543	(11)
Throughput margin per barrel (d)	$13.80	$13.79	$0.01
Operating costs per barrel:
Refining operating expenses	$3.69	$3.24	$0.45
Depreciation and amortization	1.06	0.83	0.23

Total operating costs per barrel	$4.75	$4.07	$0.68

Mid-Continent (a):
Operating income	$807	$887	$(80)
Throughput volumes (thousand barrels per day)	391	403	(12)
Throughput margin per barrel (d)	$13.10	$12.36	$0.74
Operating costs per barrel:
Refining operating expenses	$4.17	$3.34	$0.83
Depreciation and amortization	1.36	0.97	0.39

Total operating costs per barrel	$5.53	$4.31	$1.22

Northeast:
Operating income	$959	$781	$178
Throughput volumes (thousand barrels per day)	572	560	12
Throughput margin per barrel (d)	$11.22	$10.24	$0.98
Operating costs per barrel:
Refining operating expenses	$3.83	$4.04	$(0.21)
Depreciation and amortization	1.25	1.09	0.16

Total operating costs per barrel	$5.08	$5.13	$(0.05)

West Coast:
Operating income	$815	$861	$(46)
Throughput volumes (thousand barrels per day)	300	306	(6)
Throughput margin per barrel (d)	$15.84	$15.56	$0.28
Operating costs per barrel:
Refining operating expenses	$4.48	$3.98	$0.50
Depreciation and amortization	1.42	1.26	0.16

Total operating costs per barrel	$5.90	$5.24	$0.66

See the footnote references on page 42.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Nine Months Ended September 30,
	2007	2006	Change
Feedstocks:
WTI crude oil	$66.12	$68.02	$(1.90)
WTI less sour crude oil at U.S. Gulf Coast (h)	4.00	7.12	(3.12)
WTI less Mars crude oil	4.52	7.29	(2.77)
WTI less ANS crude oil	0.15	1.82	(1.67)
WTI less Maya crude oil	11.55	15.39	(3.84)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	17.12	13.34	3.78
No. 2 fuel oil less WTI	11.86	9.87	1.99
Ultra-low-sulfur diesel less WTI (i)	18.61	N.A.	N.A.
Propylene less WTI	13.88	10.25	3.63
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	22.13	14.10	8.03
Low-sulfur diesel less WTI	22.78	18.96	3.82
U.S. Northeast:
Conventional 87 gasoline less WTI	16.63	11.84	4.79
No. 2 fuel oil less WTI	12.83	9.57	3.26
Lube oils less WTI	53.62	51.53	2.09
U.S. West Coast:
CARBOB 87 gasoline less ANS	27.18	22.82	4.36
CARB diesel less ANS	23.52	23.56	(0.04)

The following notes relate to references on pages 39 through 42.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery prior to its sale are reported as discontinued operations and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery. The sale resulted in a pre-tax gain of $827 million ($426 million after tax) which is included in “Income from discontinued operations, net of income tax expense” for the nine months ended September 30, 2007.

(b)
Certain amounts previously reported in 2006 for operating revenues, cost of sales, retail selling expenses, and margin on miscellaneous sales have been reclassified for comparability with amounts reported in 2007.

(c)
On December 22, 2006, we sold our remaining ownership interest in NuStar GP Holdings, LLC (formerly Valero GP Holdings, LLC), which indirectly owned the general partner interest, the incentive distribution rights, and a 21.4% limited partner interest in NuStar Energy L.P. (formerly Valero L.P.). As a result, the financial highlights reflect no equity in earnings of NuStar Energy L.P. or minority interest in net income of consolidated subsidiary subsequent to December 21, 2006.

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

(i)
The market reference differential for ultra-low-sulfur diesel was not available prior to May 1, 2006, and therefore no market reference differential information is presented for the nine months ended September 30, 2006.

General
Operating revenues decreased 3% for the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of lower sales volumes between the two periods, partially offset by an increase in refined product prices. Operating income decreased $264 million, or 4%, and income from continuing operations decreased $208 million, or 5%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 primarily due to a $262 million decrease in refining segment operating income. The refining segment operating income and income from continuing operations exclude the operations of the Lima Refinery which are classified as discontinued operations due to our sale of that refinery as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased 4% from the first nine months of 2006 to $6.4 billion for the first nine months of 2007, resulting mainly from a $447 million increase in refining operating expenses (including depreciation and amortization expense) and a 17,000 barrel-per-day decrease in throughput volumes, partially offset by a 2% increase in throughput margin per barrel.
Total refining throughput margins for the first nine months of 2007 compared to the first nine months of 2006 were impacted by the following factors:
•
Overall, gasoline and distillate margins improved in all of our refining regions in the first nine months of 2007 compared to the margins in the first nine months of 2006. The increase in refined product margins for the first nine months of 2007 was primarily due to a decline in refined product inventory levels resulting from unplanned refinery outages, lower imports, more stringent product specifications and regulations, and heavy industry turnaround activity, as well as moderately stronger demand.

•
Sour crude oil feedstock differentials to WTI crude oil during the first nine months of 2007 were lower than the differentials in the first nine months of 2006. However, other light, sweet crude oils priced at a premium to WTI in the first nine months of 2007; thus, sour crude oil feedstock differentials relative to those other light, sweet crude oils in the first nine months of 2007 were comparable to the wide differentials experienced in the first nine months of 2006. These wide differentials are attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel and a global increase in refined product demand.

•
Margins on other refined products such as propylene, petroleum coke, and sulfur improved from the first nine months of 2006 to the first nine months of 2007 due to a decrease in the price of crude oil between the periods.

•
Throughput volumes declined by 17,000 barrels per day in the first nine months of 2007 compared to the first nine months of 2006 due mainly to a reduction in throughput volumes at our McKee Refinery as a result of a fire originating in its propane deasphalting unit in February 2007.

Refining operating expenses, excluding depreciation and amortization expense, were 10% higher for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to increases in employee compensation and related benefits and maintenance expense, as well as increased accruals for sales and use taxes. Refining depreciation and amortization expense increased 24% from the first nine months of 2006 to the first nine months of 2007 primarily due to the implementation of new capital projects, increased turnaround and catalyst amortization, and the write-off of costs related to the McKee Refinery as a result of the fire discussed above.
Retail
Retail operating income of $183 million for the nine months ended September 30, 2007 was approximately 12% higher than the $163 million reported for the nine months ended September 30, 2006. This increase in operating income was attributable to increased in-store sales in our U.S. and Canadian retail operations and improved fuel margins in our Canadian retail operations, partially offset by higher selling expenses related mainly to retail reorganization expenses.
Corporate Expenses and Other
General and administrative expenses, including corporate depreciation and amortization expense, increased $22 million from the first nine months of 2006 to the first nine months of 2007. This increase was primarily due to 2007 executive retirement expenses, a $13 million termination fee paid in 2007 for the cancellation of our services agreement with NuStar Energy L.P., and increased charitable contributions, partially offset by 2006 expenses attributable to Premcor headquarters personnel that were not incurred in the first nine months of 2007.
Equity in earnings of NuStar Energy L.P. is not reflected in the first nine months of 2007 due to the sale of our remaining ownership interest in NuStar GP Holdings, LLC in December 2006.
“Other income, net” for the first nine months of 2007 included a $91 million pre-tax gain related to a foreign currency exchange rate gain resulting from the repayment of a loan by a foreign subsidiary and increased interest income related to our significantly higher cash balance during 2007. “Other income, net” for the first nine months of 2006 included a pre-tax gain of $132 million related to the sale of 40.6% of our ownership interest in NuStar GP Holdings, LLC in July 2006.
Interest and debt expense increased primarily due to the issuance of $2.25 billion of notes in June 2007 to fund the accelerated share repurchase program, increased interest on tax liabilities, and reduced capitalized interest due to a reduced balance of capital projects under construction.
Income tax expense decreased $178 million from the first nine months of 2006 to the first nine months of 2007 mainly as a result of lower pre-tax income.
Income from discontinued operations, net of income tax expense, increased $526 million from the first nine months of 2006 to the first nine months of 2007 due primarily to the $426 million after-tax gain on the sale of the Lima Refinery in July 2007 combined with an 87% increase in Lima Refinery’s throughput margin per barrel, from $9.32 per barrel for the nine months ended September 30, 2006 to $17.41 per barrel for the six months ended June 30, 2007, prior to its sale.
OUTLOOK
Since the end of the third quarter of 2007, U.S. refined product margins have seasonally declined. However, U.S. light product inventories, on a days-of-supply basis, remain low relative to prior years. In addition, margins on other refined products such as asphalt and petroleum coke have declined as prices for such products have not increased as much as the price of WTI crude oil. Regarding feedstocks, sour crude oil differentials relative to sweet crude oils have improved significantly compared to the third quarter of 2007 and are expected to remain favorable through the fourth quarter due to ample supplies of sour crude oil and continued strong global demand for sweet crude oil.

On February 16, 2007, our McKee Refinery experienced a fire originating in its propane deasphalting unit. The refinery recommenced operations on April 12, 2007 at approximately 50% of capacity. Throughput rates at the McKee Refinery increased to near full capacity by the end of the third quarter of 2007 and are expected to reach full capacity by early 2008. In regard to other operations, we have turnaround activities scheduled for the fourth quarter of 2007 at several of our refineries, including Benicia, Paulsboro, Texas City, and Wilmington. We expect to benefit during the remainder of 2007 from capital improvement projects that were completed earlier this year, including the crude unit expansion project at our Port Arthur Refinery, the addition of mild hydrocracker units at our St. Charles and Houston Refineries, and the addition of a diesel hydrotreater unit at our Benicia Refinery.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2007 and 2006
Net cash provided by operating activities for the nine months ended September 30, 2007 was $4.0 billion compared to $5.1 billion for the nine months ended September 30, 2006. The decrease in cash generated from operating activities was due primarily to a $900 million decrease in the eligible trade receivables sold under our accounts receivable sales facility, as discussed in Note 14 of Condensed Notes to Consolidated Financial Statements. Changes in cash provided by or used for working capital during the first nine months of 2007 and 2006 are shown in Note 9 of Condensed Notes to Consolidated Financial Statements.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for each period presented. Cash provided by operating activities related to our discontinued results of operations was $260 million and $170 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities related to the Lima Refinery was $14 million and $117 million for the nine months ended September 30, 2007 and 2006, respectively.
The net cash generated from operating activities during the first nine months of 2007, combined with $2.25 billion of proceeds from the issuance of long-term notes, $2.4 billion of proceeds from the sale of our Lima Refinery, a $231 million benefit from tax deductions in excess of recognized stock-based compensation cost, and $130 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $1.9 billion of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 68.9 million shares of treasury stock at a cost of $4.8 billion;

•	make an early debt repurchase of $183 million and a scheduled debt repayment of $230 million;

•	fund capital contributions, net of distributions, of $212 million to Cameron Highway Oil Pipeline Company mainly to enable the joint venture to redeem all of its outstanding debt;

•	fund contingent earn-out payments in connection with the acquisition of the St. Charles Refinery and the Delaware City Refinery of $50 million and $25 million, respectively;

•	pay common stock dividends of $205 million; and

•	increase available cash on hand by $1.5 billion.
The net cash generated from operating activities during the first nine months of 2006, combined with $355 million of proceeds from the sale of 40.6% of our ownership interest in NuStar GP Holdings, LLC, a $160 million benefit from tax deductions in excess of recognized stock-based compensation cost, and $103 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $2.8 billion of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 30.8 million shares of treasury stock at a cost of $1.8 billion;

•	make long-term note repayments of $249 million;

•	fund $101 million of contingent earn-out payments in connection with the acquisition of Basis Petroleum, Inc., the St. Charles Refinery, and the Delaware City Refinery,

•	terminate our interest rate swap contracts for $54 million;

•	pay common and preferred stock dividends of $136 million; and

•	increase available cash on hand by $593 million.
Capital Investments
During the nine months ended September 30, 2007, we expended $1.6 billion for capital expenditures and $338 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2007 included $474 million of costs related to environmental projects.
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
For 2007, we expect to incur approximately $3.0 billion for capital investments, including approximately $2.5 billion for capital expenditures (approximately $640 million of which is for environmental projects) and approximately $475 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to the earn-out contingency agreements discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
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
Lima Refinery Disposition
Effective July 1, 2007, we consummated the sale of our Lima Refinery to Husky. Proceeds from the sale were approximately $2.4 billion, including approximately $550 million from the sale of working capital to Husky primarily related to the sale of inventory by our marketing and supply subsidiary. The sale resulted in a pre-tax gain of $827 million, or $426 million after tax, which is presented in “income from discontinued operations, net of income tax expense” in the consolidated statements of income for the three months and nine months ended September 30, 2007. In connection with the sale, we entered into a transition services agreement with Husky under which we agreed to provide certain accounting and administrative services to Husky beginning July 3, 2007, with the services terminating by July 31, 2008.
Contractual Obligations
As of September 30, 2007, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. We had the following changes to our long-term debt during the nine months ended September 30, 2007.

On February 1, 2007, we redeemed our 9.25% senior notes for $183 million, or 104.625% of stated value. In April 2007, we repaid in full, at the scheduled maturity date, $230 million related to our 6.125% notes.
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
During the nine months ended September 30, 2007, we had no material changes outside the ordinary course of our business in operating leases or purchase obligations. Other long-term liabilities increased during the first nine months of 2007 due to the adoption of FIN 48 on January 1, 2007, as discussed in Note 11 of Condensed Notes to Consolidated Financial Statements.
Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of September 30, 2007, all of our ratings on our senior unsecured debt are at or above “investment grade” level as follows:

Rating Agency	Rating
Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa3 (positive outlook)
Fitch Ratings	BBB (stable outlook)
Other Commercial Commitments
As of September 30, 2007, our committed lines of credit included:

Borrowing
	Capacity	Expiration
Revolving credit facility	$2.5 billion	August 2011
Canadian revolving credit facility	Cdn. $115 million	December 2010
As of September 30, 2007, we had $594 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $298 million of letters of credit outstanding under our committed revolving credit facility. Under our Canadian committed revolving credit facility, we had Cdn. $11 million of letters of credit outstanding as of September 30, 2007. These letters of credit expire during 2007, 2008, and 2009.
In November 2007, we expect to amend our $2.5 billion revolving credit facility to extend the maturity date from August 2011 to November 2012.
Stock Purchase Programs
During the first quarter of 2007, we had two stock purchase programs that had been previously approved by our board of directors, which authorized our purchase of treasury stock in open market transactions to satisfy employee benefit plan requirements as well as a $2 billion common stock purchase program. Stock purchases under the programs are made from time to time at prevailing prices as permitted by securities laws and other legal requirements, subject to market conditions and other factors. The programs do not have a scheduled expiration date.

On April 25, 2007, our board of directors approved an amendment to our $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. In conjunction with the increase in our common stock purchase program, we entered into an agreement with a financial institution to purchase $3 billion of our shares under an accelerated share repurchase program, and in late April 2007, 42.1 million shares were purchased under this agreement. The purchase of these shares was funded with a short-term bridge loan, which we subsequently replaced with longer-term financing as described in Note 6 of Condensed Notes to Consolidated Financial Statements. The cost of the shares purchased under the accelerated share repurchase program was to be adjusted, with the final purchase cost based on a discount to the average trading price of our common stock, weighted by the daily volume of shares traded, during the program period. Any adjustment to the cost could be paid in cash or stock, at our option.
The accelerated share repurchase program was completed on July 23, 2007, resulting in an additional $94 million payment by us for the shares purchased. At that time, we elected to pay this additional amount in cash. This cash payment had a dilutive effect on our third quarter computation of earnings per common share from continuing operations assuming dilution.
During the first nine months of 2007, we purchased 68.9 million shares of our common stock at a cost of $4.8 billion in connection with the administration of our employee benefit plans and the common stock purchase programs authorized by our board of directors, including shares purchased under the accelerated share repurchase program discussed above.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. No amounts have been accrued on exports with respect to this turnover tax. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday.
Other
Although we had only $1 million of minimum required contributions to our qualified pension plans during 2007 under the Employee Retirement Income Security Act, we contributed $43 million to our qualified plans during the nine months ended September 30, 2007.
In November 2007, we announced our plan to explore strategic alternatives related to our Aruba Refinery.
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
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of September 30, 2007, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. During the third quarter of 2007, we reduced the amount of eligible receivables sold to the third-party financial institutions by $900 million. As a result, as of September 30, 2007 and December 31, 2006, the amount of eligible receivables sold to the third-party financial institutions was $100 million and $1 billion, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of September 30, 2007 and December 31, 2006 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
•
fair value hedges which are used to hedge our recognized refining inventories (which had a carrying amount of $4.4 billion and $3.7 billion as of September 30, 2007 and December 31, 2006, respectively, and a fair value of $9.6 billion and $6.6 billion as of September 30, 2007 and December 31, 2006, respectively) and unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future);

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

	September 30, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	42,934	$78.15	N/A	$3,355	$3,515	$160
Futures – short:
2007 (crude oil and refined products)	49,331	N/A	$77.45	3,820	4,040	(220)
2008 (crude oil and refined products)	305	N/A	78.17	24	24	-

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	24,360	74.64	84.03	N/A	229	229
2008 (crude oil and refined products)	9,375	71.55	78.17	N/A	62	62
Swaps – short:
2007 (crude oil and refined products)	24,360	86.49	77.68	N/A	(215)	(215)
2008 (crude oil and refined products)	8,475	88.19	82.35	N/A	(49)	(49)
Futures – long:
2007 (crude oil and refined products)	5,908	82.31	N/A	486	507	21
2008 (crude oil and refined products)	50	70.10	N/A	4	4	-
Futures – short:
2007 (crude oil and refined products)	4,581	N/A	81.03	371	391	(20)
2008 (crude oil and refined products)	50	N/A	81.48	4	4	-

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	17,326	25.17	28.00	N/A	49	49
2008 (crude oil and refined products)	775	78.87	79.47	N/A	-	-
2007 (natural gas)	388	0.26	0.26	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	9,095	52.59	47.90	N/A	(43)	(43)
2008 (crude oil and refined products)	1,675	89.39	84.97	N/A	(7)	(7)
2007 (natural gas)	388	0.26	0.26	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	74,451	80.04	N/A	5,959	6,170	211
2008 (crude oil and refined products)	1,362	80.22	N/A	109	111	2
2007 (natural gas)	180	8.98	N/A	1	1	-
Futures – short:
2007 (crude oil and refined products)	72,775	N/A	79.09	5,756	6,006	(250)
2008 (crude oil and refined products)	1,720	N/A	84.98	146	147	(1)
2007 (natural gas)	380	N/A	10.02	4	3	1
Options – long:
2007 (crude oil and refined products)	21	88.10	N/A	-	-	-
2008 (crude oil and refined products)	34	87.18	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,200	N/A	15.78	3	-	3

	September 30, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Trading Activities:
Swaps – long:
2007 (crude oil and refined products)	2,275	$17.25	$18.57	N/A	$3	$3
2008 (crude oil and refined products)	9,532	3.87	3.87	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	925	41.00	39.00	N/A	(2)	(2)
2008 (crude oil and refined products)	1,132	37.25	38.02	N/A	1	1
Futures – long:
2007 (crude oil and refined products)	12,334	85.94	N/A	$1,060	1,084	24
2008 (crude oil and refined products)	1,180	87.01	N/A	103	107	4
Futures – short:
2007 (crude oil and refined products)	12,638	N/A	86.42	1,092	1,112	(20)
2008 (crude oil and refined products)	875	N/A	84.36	74	78	(4)
Options – short:
2007 (crude oil and refined products)	6	N/A	90.86	-	-	-
2008 (crude oil and refined products)	11	N/A	87.11	-	-	-

Total pre-tax fair value of open positions						$(61)

	December 31, 2006
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2007 (crude oil and refined products)	15,261	$63.66	N/A	$972	$949	$(23)
Futures – short:
2007 (crude oil and refined products)	22,091	N/A	$64.56	1,426	1,379	47

Cash Flow Hedges:
Swaps – long:
2007 (crude oil and refined products)	39,125	70.14	65.16	N/A	(195)	(195)
Swaps – short:
2007 (crude oil and refined products)	39,125	69.66	76.30	N/A	260	260
Futures – long:
2007 (crude oil and refined products)	21,087	64.75	N/A	1,365	1,336	(29)
Futures – short:
2007 (crude oil and refined products)	18,356	N/A	64.82	1,190	1,161	29

Economic Hedges:
Swaps – long:
2007 (crude oil and refined products)	13,244	12.02	11.02	N/A	(13)	(13)
2007 (natural gas)	893	0.76	0.78	N/A	-	-
Swaps – short:
2007 (crude oil and refined products)	7,605	26.47	27.66	N/A	9	9
2007 (natural gas)	833	0.85	0.89	N/A	-	-
Futures – long:
2007 (crude oil and refined products)	50,442	64.28	N/A	3,242	3,171	(71)
2007 (natural gas)	400	7.33	N/A	3	3	-
Futures – short:
2007 (crude oil and refined products)	51,623	N/A	64.15	3,312	3,252	60
2007 (natural gas)	400	N/A	8.21	3	3	-
Options – long:
2007 (crude oil and refined products)	31	84.29	N/A	-	-	-
Options – short:
2007 (crude oil and refined products)	1,478	N/A	61.94	-	(6)	6

Trading Activities:
Futures – long:
2007 (crude oil and refined products)	801	77.29	N/A	62	59	(3)
Futures – short:
2007 (crude oil and refined products)	801	N/A	84.87	68	58	10

Total pre-tax fair value of open positions						$87

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), all of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of September 30, 2007 and December 31, 2006.

	September 30, 2007
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$50	$6	$209	$33	$418	$6,196	$6,912	$7,121
Average interest rate	6.3%	6.0%	3.6%	6.8%	6.4%	6.9%	6.7%

	December 31, 2006
	Expected Maturity Dates
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Long-term Debt:
Fixed rate	$462	$6	$209	$33	$418	$3,946	$5,074	$5,361
Average interest rate	7.3%	6.0%	3.6%	6.8%	6.4%	7.1%	6.9%
FOREIGN CURRENCY RISK
As of September 30, 2007, we had commitments to purchase $346 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before October 23, 2007, resulting in $10 million of losses recorded in the fourth quarter of 2007.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of September 30, 2007.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2006 or our quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
     Litigation
For the legal proceedings listed below, we hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 14 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation.”
•	MTBE Litigation

•	Retail Fuel Temperature Litigation
     Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our consolidated financial position or results of operations. We are reporting these proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.
United States of America, et al. v. The Premcor Refining Group, Inc., et al., United States District Court, Western District of Texas (Civil Action No. SA07CA0683RF, August 16, 2007). In the past several years, the U.S. Environmental Protection Agency (EPA) issued to a majority of refiners operating in the United States a series of information requests pursuant to Section 114 of the Clean Air Act as part of the EPA’s National Petroleum Refinery Initiative (Initiative) to reduce air emissions. Three refineries that we acquired in the Premcor Acquisition (the Port Arthur, Memphis, and Lima Refineries) had received information requests as part of this Initiative (the Delaware City Refinery was already subject to a separate Section 114 settlement). On August 16, 2007, the EPA and the U.S. Department of Justice announced an Initiative settlement with us covering these three refineries. The state of Ohio and Memphis-Shelby County, Tennessee joined the EPA in the settlement. The EPA’s consent decree, lodged

August 16, 2007 in the U.S. District Court for the Western District of Texas (Consent Decree), will require an investment of approximately $232 million in environmental projects over the next several years to reduce emissions at the refineries. The cost of projects at the Lima Refinery (approximately $85 million) will be borne by Husky Refining Company, which acquired the Lima Refinery effective July 1, 2007. In addition to the capital projects, we will pay a $4.25 million civil penalty. The 30-day public comment period for the decree expired without additional comment. We expect the court to formally enter the consent decree in the fourth quarter of 2007.
Several proceedings that we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 were settled in connection with the Consent Decree. They are:
•
United States Environmental Protection Agency, Region V, Notice of Violation and Finding of Violation EPA-5-05-OH-16 (June 28, 2005) (Lima Refinery). The EPA had issued a notice and finding of violation (NOV) relating to inspections at the Lima Refinery in 2001. The NOV cited alleged violations under leak detection and repair regulations and tank floating roof regulations.

•
United States Environmental Protection Agency, Region VI, Notice of Violation (June 15, 2005) (Port Arthur Refinery). The EPA issued an NOV concerning past flaring issues at the Port Arthur Refinery that occurred prior to the Premcor Acquisition.

•
Ohio Environmental Protection Agency (Ohio EPA) (Lima Refinery). The Ohio EPA had issued a proposed order to the Lima Refinery related to hydrogen sulfide levels in sewer gases routed to the refinery’s wastewater thermal oxidizer.

Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery). On October 11, 2007, the DDNREC issued an NOV to our Delaware City Refinery alleging unauthorized emissions and failure to report emissions from the refinery’s frozen earth storage unit. The NOV does not specify a penalty amount, but we reasonably believe that such proceeding may result in monetary sanctions of $100,000 or more.
Texas Commission on Environmental Quality (TCEQ) (Port Arthur Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2006). In September 2005, we received two enforcement actions from the TCEQ relating to alleged Texas Clean Air Act violations at the Port Arthur Refinery dating back to 2002. This matter is now being handled by the Texas Attorney General’s office, and we are currently in settlement discussions with that office.
TCEQ (Texas City Refinery). On July 11, 2007, we received a Notice of Enforcement from the TCEQ for excess air emissions that began in 2005 at our Texas City Refinery relating to a partially open flare valve. On September 25, 2007, the TCEQ issued a proposed Agreed Order with a proposed administrative penalty of $228,900. We are negotiating with the TCEQ to settle this matter.

Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Unregistered Sales of Equity Securities. On August 31, 2007, we issued an aggregate of 1,145,259 shares of our common stock to five affiliated, former stockholders of Huntway Refining Company in connection with the conversion in full of our 5% convertible notes due September 1, 2007, as amended, held by such holders (with fractional shares being paid in cash). All of the shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.
     (b) Use of Proceeds. Not applicable.
     (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

			Total Number	Total Number	Maximum Number (or
			of Shares Not	of Shares	Approximate Dollar
			Purchased as Part	Purchased as	Value) of Shares that
			of Publicly	Part of Publicly	May Yet Be Purchased
	Total Number	Average	Announced	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Plans or	Programs (at month
Period	Purchased	per Share	Programs (1)	Programs	end) (2)
July 2007	7,450	$74.23	7,450	0	$2.05 billion (3)
August 2007	3,101,567	$66.38	3,101,567	0	$2.05 billion (3)
September 2007	3,897,413	$69.00	3,897,413	0	$2.05 billion (3)
Total	7,006,430	$67.85	7,006,430	0
(1)
The shares reported in this column represent purchases settled in the third quarter of 2007 relating to: (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

(3)
Includes the effects of the $94 million settlement amount paid in July upon completion of the accelerated share repurchase program as described in Note 7 of Condensed Notes to Consolidated Financial Statements.

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

Date: November 7, 2007