Form 10-Q
period 2008-03-31
VALERO ENERGY CORP/TX
filed 2008-05-09
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2008 was 528,503,332.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,431	$2,464
Restricted cash	41	31
Receivables, net	6,009	7,691
Inventories	4,643	4,184
Deferred income taxes	271	247
Prepaid expenses and other	119	175

Total current assets	12,514	14,792

Property, plant and equipment, at cost	26,289	25,787
Accumulated depreciation	(4,305)	(4,078)

Property, plant and equipment, net	21,984	21,709

Intangible assets, net	275	290
Goodwill	4,060	4,061
Deferred charges and other assets, net	1,836	1,870

Total assets	$40,669	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3	$392
Accounts payable	8,635	9,596
Accrued expenses	490	502
Taxes other than income taxes	534	632
Income taxes payable	202	499
Deferred income taxes	293	293

Total current liabilities	10,157	11,914

Long-term debt and capital lease obligations, less current portion	6,471	6,470

Deferred income taxes	4,008	4,021

Other long-term liabilities	1,801	1,810

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,258	7,111
Treasury stock, at cost; 99,063,806 and 90,841,602 common shares	(6,574)	(6,097)
Retained earnings	17,110	16,914
Accumulated other comprehensive income	432	573

Total stockholders’ equity	18,232	18,507

Total liabilities and stockholders’ equity	$40,669	$42,722

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating revenues (1)	$27,945	$18,755

Costs and expenses:
Cost of sales	25,669	15,510
Refining operating expenses	1,114	934
Retail selling expenses	188	171
General and administrative expenses	135	145
Depreciation and amortization expense	367	322

Total costs and expenses	27,473	17,082

Operating income	472	1,673
Other income, net	20	5
Interest and debt expense:
Incurred	(116)	(89)
Capitalized	19	31

Income from continuing operations before income tax expense	395	1,620
Income tax expense	134	532

Income from continuing operations	261	1,088
Income from discontinued operations, net of income tax expense	-	56

Net income	$261	$1,144

Earnings per common share:
Continuing operations	$0.49	$1.82
Discontinued operations	-	0.09

Total	$0.49	$1.91

Weighted-average common shares outstanding (in millions)	532	599

Earnings per common share – assuming dilution:
Continuing operations	$0.48	$1.77
Discontinued operations	-	0.09

Total	$0.48	$1.86

Weighted-average common shares outstanding – assuming dilution (in millions)	541	615

Dividends per common share	$0.12	$0.12

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$194	$196
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$261	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	367	334
Stock-based compensation expense	12	30
Deferred income tax expense	8	44
Changes in current assets and current liabilities	(11)	338
Changes in deferred charges and credits and other operating activities, net	(9)	(4)

Net cash provided by operating activities	628	1,886

Cash flows from investing activities:
Capital expenditures	(537)	(551)
Deferred turnaround and catalyst costs	(103)	(129)
Contingent payments in connection with acquisitions	(25)	(50)
Minor acquisitions and other investing activities, net	(51)	7

Net cash used in investing activities	(716)	(723)

Cash flows from financing activities:
Long-term note repayments	(374)	(183)
Purchase of common stock for treasury	(518)	(904)
Issuance of common stock in connection with employee benefit plans	7	37
Benefit from tax deduction in excess of recognized stock-based compensation cost	8	63
Common stock dividends	(64)	(73)

Net cash used in financing activities	(941)	(1,060)

Effect of foreign exchange rate changes on cash	(4)	3

Net increase (decrease) in cash and temporary cash investments	(1,033)	106
Cash and temporary cash investments at beginning of period	2,464	1,590

Cash and temporary cash investments at end of period	$1,431	$1,696

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net income	$261	$1,144

Other comprehensive income (loss):
Foreign currency translation adjustment	(77)	20

Pension and other postretirement benefits net loss reclassified into income, net of income tax benefit of $0 and $1	-	1

Net loss on derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period, net of income tax benefit of $27 and $23	(49)	(42)
Net gain reclassified into income, net of income tax expense of $8 and $6	(15)	(11)

Net loss on cash flow hedges	(64)	(53)

Other comprehensive loss	(141)	(32)

Comprehensive income	$120	$1,112

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
These unaudited consolidated financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in significant non-controlled entities are accounted for using the equity method.
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Reclassifications
Previously reported amounts have been reclassified to present the operations of the Lima Refinery as discontinued operations as discussed in Note 3.
2. ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures, but does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of Statement No. 157 for nonfinancial assets and nonfinancial

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted Statement No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 9. The exceptions apply to the following: nonfinancial assets and nonfinancial liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and the initial recognition of the fair value of asset retirement obligations and restructuring costs. We do not expect any significant impact to our consolidated financial statements when we implement Statement No. 157 for these assets and liabilities.
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of Statement No. 159 to any of our financial instruments as of March 31, 2008; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.
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
FASB Statement No. 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement provides guidance for the accounting and reporting of noncontrolling interests, changes in controlling interests, and the deconsolidation of subsidiaries. In addition, Statement No. 160 amends FASB Statement No. 128, “Earnings per Share,” to specify the computation, presentation, and disclosure requirements for earnings per share if an entity has one or more noncontrolling interests. The adoption of Statement No. 160 effective January 1, 2009 is not expected to materially affect our financial position or results of operations.
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. Statement No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Since Statement No. 161 only affects disclosure

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
requirements, the adoption of Statement No.  161 will not affect our financial position or results of operations.
3. DISPOSITION OF LIMA REFINERY
Effective July 1, 2007, we sold our refinery in Lima, Ohio to Husky Refining Company, a wholly owned subsidiary of Husky Energy Inc. As a result, the consolidated statement of income for the three months ended March 31, 2007 reflects the operations related to the Lima Refinery in “income from discontinued operations, net of income tax expense.” Financial information related to the Lima Refinery operations for the three months ended March 31, 2007 were as follows (in millions):

Operating revenues	$943
Income before income tax expense	91
4. INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2008	2007
Refinery feedstocks	$2,359	$1,739
Refined products and blendstocks	2,025	2,188
Convenience store merchandise	83	85
Materials and supplies	176	172

Inventories	$4,643	$4,184

As of March 31, 2008 and December 31, 2007, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $7.1 billion and $6.2 billion, respectively.
5. DEBT
On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.750% of stated value. These notes had a carrying amount of $381 million on the date of redemption, resulting in a gain of $14 million that was included in “other income, net” in the consolidated statement of income. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
During the three months ended March 31, 2008, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
6. STOCKHOLDERS’ EQUITY
Treasury Stock
During the three months ended March 31, 2008 and 2007, we purchased 8.8 million and 15.6 million shares of our common stock at a cost of $518 million and $904 million, respectively, in connection with the administration of our employee benefit plans and common stock purchase programs authorized by our board of directors. During the three months ended March 31, 2008, we issued 0.6 million shares from

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
treasury at an average cost of $67.37 per share, and for the three months ended March 31, 2007, we issued 3.8 million shares from treasury at an average cost of $58.63 per share, for our employee benefit plans.
On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As of March 31, 2008, we had made no purchases of our common stock under the new $3 billion program.
Common Stock Dividends
On May 1, 2008, our board of directors declared a regular quarterly cash dividend of $0.15 per common share payable on June 18, 2008 to holders of record at the close of business on May 28, 2008.
7. EARNINGS PER COMMON SHARE
Earnings per common share amounts from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Earnings per common share from continuing operations:
Income from continuing operations	$261	$1,088

Weighted-average common shares outstanding	532	599

Earnings per common share from continuing operations	$0.49	$1.82

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations	$261	$1,088

Weighted-average common shares outstanding	532	599
Effect of dilutive securities:
Stock options	8	15
Performance awards and other benefit plans	1	1

Weighted-average common shares outstanding – assuming dilution	541	615

Earnings per common share from continuing operations – assuming dilution	$0.48	$1.77

Approximately 2 million outstanding stock options were not included in the computation of dilutive securities for the three months ended March 31, 2008 because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Decrease (increase) in current assets:
Restricted cash	$(10)	$-
Receivables, net	1,663	221
Inventories	(469)	(402)
Income taxes receivable	-	32
Prepaid expenses and other	47	32
Increase (decrease) in current liabilities:
Accounts payable	(771)	115
Accrued expenses	(82)	(75)
Taxes other than income taxes	(93)	(7)
Income taxes payable	(296)	422

Changes in current assets and current liabilities	$(11)	$338

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

•
changes in assets held for sale and liabilities related to assets held for sale related to the Lima Refinery from December 31, 2006 to March 31, 2007 are reflected in the line item to which the changes relate in the table above; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash financing activities for the three months ended March 31, 2008 included the reversal of an accrual of $158 million at December 31, 2007 for common stock purchases in the open market that were not settled and paid until January 2008. There were no significant noncash investing activities for the three months ended March 31, 2008.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the three months ended March 31, 2007. Cash provided by operating activities related to our discontinued operations was $65 million for the three months ended March 31, 2007. Cash used in investing activities related to the Lima Refinery was $9 million for the three months ended March 31, 2007.
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Interest paid (net of amount capitalized)	$16	$13
Income taxes paid (net of tax refunds received)	414	5
9. FAIR VALUE MEASUREMENTS
As discussed in Note 2, we adopted Statement No. 159 effective January 1, 2008, but have not made any fair value elections with respect to any of our eligible assets or liabilities as of March 31, 2008. Also as discussed in Note 2, effective January 1, 2008, we adopted Statement No. 157, which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy (Level 1, Level 2, or Level 3) based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements.
Pursuant to the provisions of Statement No. 157, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.
The table below presents information (dollars in millions) about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2008. These assets and liabilities have previously been measured at fair value in accordance with existing GAAP, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 157 and Statement No. 159. As of March 31, 2008, we did not have any assets or liabilities that had fair values determined by Level 2 or Level 3 inputs.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets:
Commodity derivative contracts	$142	$-	$-	$142
Nonqualified benefit plans	132	-	-	132
Liabilities:
Commodity derivative contracts	70	-	-	70
Nonqualified benefit plans	40	-	-	40
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Fair value hedges	$2	$(1)
Cash flow hedges	(10)	1
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the three months ended March 31, 2008, we recognized in “accumulated other comprehensive income” unrealized after-tax losses of $49 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $47 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of March 31, 2008. We expect that the deferred losses as of March 31, 2008 will be reclassified into “cost of sales” over the next nine months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three months ended March 31, 2008 and 2007, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended March 31, 2008:
Operating revenues from external customers	$25,430	$2,515	$-	$27,945
Intersegment revenues	1,900	-	-	1,900
Operating income (loss)	568	50	(146)	472

Three months ended March 31, 2007:
Operating revenues from external customers	$16,849	$1,906	$-	$18,755
Intersegment revenues	1,309	-	-	1,309
Operating income (loss)	1,776	53	(156)	1,673
Total assets by reportable segment were as follows (in millions):

	March 31,	December 31,
	2008	2007
Refining	$36,516	$37,703
Retail	2,104	2,098
Corporate	2,049	2,921

Total consolidated assets	$40,669	$42,722

The entire balance of goodwill as of March 31, 2008 and December 31, 2007 has been included in the total assets of the refining reportable segment.
12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months ended March 31, 2008 and 2007 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$23	$24	$3	$3
Interest cost	19	18	7	7
Expected return on plan assets	(26)	(21)	-	-
Amortization of:
Prior service cost (credit)	1	1	(2)	(3)
Net loss	-	2	1	2

Net periodic benefit cost	$17	$24	$9	$9

Our anticipated contributions to our qualified pension plans during 2008 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no contributions made during the three months ended March 31, 2008 and 2007. In April 2008, we made a $20 million contribution to our qualified pension plans.
13. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of March 31, 2008, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2008 and December 31, 2007, the amount of eligible receivables sold to the third-party financial institutions was $100 million.
Contingent Earn-Out Agreements
In January 2008 and January 2007, we made previously accrued earn-out payments of $25 million and $50 million, respectively, related to the acquisition of the St. Charles Refinery. As of March 31, 2008, aggregate earn-out payments related to the St. Charles Refinery totaled $175 million, which was the aggregate limit under that agreement. As of March 31, 2008, we have no further commitments with respect to contingent earn-out agreements.
Insurance Recoveries
During the first quarter of 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in business interruption losses for which we submitted claims to our insurance carriers under our insurance policies. We have reached a settlement with the insurance carriers on our claims, resulting in pre-tax income of approximately $100 million in the first quarter of 2008 that was recorded as a reduction to “cost of sales.”
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement will be reflected as “restricted cash” in our consolidated balance sheet.
Aruba Refinery Fire
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. We resumed partial operation of the refinery in mid-February, and we are in the process of completing the repairs and expect to resume full operations in the second quarter of 2008. We do not believe that this incident will have a material adverse effect on our results of operations for 2008.
Litigation
MTBE Litigation
As of May 1, 2008, we were named as a defendant in 83 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees.
We, together with several other refining industry defendants, and the plaintiffs have reached an agreement in principle to settle 59 of the 83 cases, including the Suffolk County Water Authority case, which is scheduled for trial in September 2008. Under the proposed settlement, we are assigned a percentage of the aggregate settlement amount, which will require us to make an insignificant cash payment. We will also commit to participate with other defendants in contingent future treatment of water supply wells under certain defined circumstances. We anticipate that a portion of our payment will be funded by third parties. The settlement will not become effective until it is approved by the court, which we expect will occur sometime in the late second quarter or early third quarter of 2008.
Most of the 24 cases that are not subject to the proposed settlement are pending in federal court and are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). A 2007 ruling on jurisdiction from the U.S. Court of Appeals for the Second Circuit has resulted in a remand of two cases to state court (People of the State of New Hampshire and People of the State of California). Discovery is now open in all cases. We believe that we have strong defenses to all claims and are vigorously defending the remaining cases.
We have recorded a loss contingency liability with respect to our MTBE litigation portfolio in accordance with FASB Statement No. 5, “Accounting for Contingencies.” However, due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits in excess of the amount accrued. We believe that such an outcome in any one of these lawsuits would not have a material adverse effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of these cases could have a material effect on our results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Retail Fuel Temperature Litigation
As of May 1, 2008, we were named in 22 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as associated monetary relief. In June 2007, the federal lawsuits were consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). In February 2008, the court denied the defendants’ motion to dismiss the complaints. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in FASB Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of March 31, 2008:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of March 31, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$794	$-	$637	$-	$1,431
Restricted cash	23	2	16	-	41
Receivables, net	-	106	5,903	-	6,009
Inventories	-	466	4,177	-	4,643
Deferred income taxes	-	-	271	-	271
Prepaid expenses and other	-	7	112	-	119

Total current assets	817	581	11,116	-	12,514

Property, plant and equipment, at cost	-	6,816	19,473	-	26,289
Accumulated depreciation	-	(477)	(3,828)	-	(4,305)

Property, plant and equipment, net	-	6,339	15,645	-	21,984

Intangible assets, net	-	1	274	-	275
Goodwill	-	1,816	2,244	-	4,060
Investment in Valero Energy affiliates	7,136	1,222	(48)	(8,310)	-
Long-term notes receivable from affiliates	16,414	-	-	(16,414)	-
Deferred income tax receivable	475	-	-	(475)	-
Deferred charges and other assets, net	389	153	1,294	-	1,836

Total assets	$25,231	$10,112	$30,525	$(25,199)	$40,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$-	$-	$3	$-	$3
Accounts payable	97	380	8,158	-	8,635
Accrued expenses	162	45	283	-	490
Taxes other than income taxes	-	13	521	-	534
Income taxes payable	117	84	1	-	202
Deferred income taxes	293	-	-	-	293

Total current liabilities	669	522	8,966	-	10,157

Long-term debt and capital lease obligations, less current portion	5,530	902	39	-	6,471

Long-term notes payable to affiliates	-	7,000	9,414	(16,414)	-

Deferred income taxes	-	1,547	2,936	(475)	4,008

Other long-term liabilities	800	189	812	-	1,801

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,258	75	2,471	(2,546)	7,258
Treasury stock	(6,574)	-	-	-	(6,574)
Retained earnings	17,110	(121)	5,936	(5,815)	17,110
Accumulated other comprehensive income (loss)	432	(2)	(51)	53	432

Total stockholders’ equity	18,232	(48)	8,358	(8,310)	18,232

Total liabilities and stockholders’ equity	$25,231	$10,112	$30,525	$(25,199)	$40,669

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$-	$7,674	$27,605	$(7,334)	$27,945

Costs and expenses:
Cost of sales	-	7,419	25,584	(7,334)	25,669
Refining operating expenses	-	234	880	-	1,114
Retail selling expenses	-	-	188	-	188
General and administrative expenses	(1)	13	123	-	135
Depreciation and amortization expense	-	78	289	-	367

Total costs and expenses	(1)	7,744	27,064	(7,334)	27,473

Operating income (loss)	1	(70)	541	-	472
Equity in earnings of subsidiaries	136	39	(121)	(54)	-
Other income (expense), net	292	(8)	192	(456)	20
Interest and debt expense:
Incurred	(137)	(148)	(287)	456	(116)
Capitalized	-	4	15	-	19

Income (loss) before income tax expense (benefit)	292	(183)	340	(54)	395
Income tax expense (benefit) (1)	31	(62)	165	-	134

Net income (loss)	$261	$(121)	$175	$(54)	$261

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$-	$4,872	$16,330	$(2,447)	$18,755

Costs and expenses:
Cost of sales	-	4,281	13,676	(2,447)	15,510
Refining operating expenses	-	199	735	-	934
Retail selling expenses	-	-	171	-	171
General and administrative expenses	-	3	142	-	145
Depreciation and amortization expense	-	73	249	-	322

Total costs and expenses	-	4,556	14,973	(2,447)	17,082

Operating income	-	316	1,357	-	1,673
Equity in earnings of subsidiaries	927	66	163	(1,156)	-
Other income (expense), net	357	(32)	189	(509)	5
Interest and debt expense:
Incurred	(94)	(162)	(342)	509	(89)
Capitalized	-	1	30	-	31

Income from continuing operations before income tax expense	1,190	189	1,397	(1,156)	1,620
Income tax expense (1)	46	90	396	-	532

Income from continuing operations	1,144	99	1,001	(1,156)	1,088

Income (loss) from discontinued operations, net of income tax expense	-	64	(8)	-	56

Net income	$1,144	$163	$993	$(1,156)	$1,144

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$124	$32	$472	$-	$628

Cash flows from investing activities:
Capital expenditures	-	(106)	(431)	-	(537)
Deferred turnaround and catalyst costs	-	(10)	(93)	-	(103)
Contingent payments in connection with acquisitions	-	-	(25)	-	(25)
Net intercompany loans	(171)	-	-	171	-
Minor acquisitions and other investing activities, net	-	-	(51)	-	(51)

Net cash used in investing activities	(171)	(116)	(600)	171	(716)

Cash flows from financing activities:
Long-term note repayments	(6)	(368)	-	-	(374)
Purchase of common stock for treasury	(518)	-	-	-	(518)
Issuance of common stock in connection with employee benefit plans	7	-	-	-	7
Benefit from tax deduction in excess of recognized stock-based compensation cost	8	-	-	-	8
Common stock dividends	(64)	-	-	-	(64)
Net intercompany borrowings (repayments)	-	452	(281)	(171)	-

Net cash provided by (used in) financing activities	(573)	84	(281)	(171)	(941)

Effect of foreign exchange rate changes on cash	-	-	(4)	-	(4)

Net increase (decrease) in cash and temporary cash investments	(620)	-	(413)	-	(1,033)
Cash and temporary cash investments at beginning of period	1,414	-	1,050	-	2,464

Cash and temporary cash investments at end of period	$794	$-	$637	$-	$1,431

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$725	$209	$952	$-	$1,886

Cash flows from investing activities:
Capital expenditures	-	(122)	(429)	-	(551)
Deferred turnaround and catalyst costs	-	(14)	(115)	-	(129)
Contingent payments in connection with acquisitions	-	-	(50)	-	(50)
Investments in subsidiaries	(73)	-	-	73	-
Return of investment	358	-	3	(361)	-
Net intercompany loans	(133)	-	-	133	-
Other investing activities, net	-	7	-	-	7

Net cash provided by (used in) investing activities	152	(129)	(591)	(155)	(723)

Cash flows from financing activities:
Long-term note repayments	-	(183)	-	-	(183)
Purchase of common stock for treasury	(904)	-	-	-	(904)
Issuance of common stock in connection with employee benefit plans	37	-	-	-	37
Benefit from tax deduction in excess of recognized stock-based compensation cost	63	-	-	-	63
Common stock dividends	(73)	-	-	-	(73)
Dividends to parent	-	(3)	(358)	361	-
Capital contributions from parent	-	-	73	(73)	-
Net intercompany borrowings (repayments)	-	106	27	(133)	-

Net cash used in financing activities	(877)	(80)	(258)	155	(1,060)

Effect of foreign exchange rate changes on cash	-	-	3	-	3

Net increase in cash and temporary cash investments	-	-	106	-	106
Cash and temporary cash investments at beginning of period	712	-	878	-	1,590

Cash and temporary cash investments at end of period	$712	$-	$984	$-	$1,696

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SUBSEQUENT EVENT
On May 8, 2008, we entered into an agreement to sell our refinery in Krotz Springs, Louisiana to Alon USA Energy Inc. The sales price is $333 million, plus an amount equal to net working capital at the refinery as of the closing date of the sale, which is expected to occur early in the third quarter of 2008. The sales agreement also includes an earn-out provision under which we will receive additional proceeds if certain average refining margins during the next three years exceed specified levels. Net proceeds from the sale exceed the carrying amount of the net assets being sold. The sale is subject to the receipt of required regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q, including without limitation our discussion below under the heading “Results of Operations – Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our operations in the first quarter of 2008. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The weakening of industry fundamentals for refined products that we experienced in the fourth quarter of 2007 continued during the first quarter of 2008. Gasoline margins declined in the first quarter of 2008 compared to the prior year first quarter. The decline was primarily due to increasing costs of crude oil and other feedstocks combined with a decrease in gasoline demand. The increasing costs of crude oil and other feedstocks also negatively affected margins on certain secondary products during the first quarter of 2008, such as asphalt, fuel oils, petroleum coke, and petrochemical feedstocks. However, diesel margins in the first quarter of 2008 were favorable compared to the first quarter of 2007 primarily due to tight supplies combined with continued strong global demand.
Because approximately 60% of our total crude oil throughput represents sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” First quarter 2008 sour crude oil differentials remained wide and improved compared to the 2007 first quarter differentials.
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. We resumed partial operation of the refinery in mid-February, and we are in the process of completing the repairs and expect to resume full operations in the second quarter of 2008.
We reported income from continuing operations of $261 million, or $0.48 per share, for the first quarter of 2008, compared to $1.1 billion, or $1.77 per share, for the first quarter of 2007. The first quarter 2008 results included approximately $100 million of pre-tax income, or $0.12 per share, resulting from a settlement of our business interruption claims related to the fire at our McKee Refinery in the first quarter of 2007. During the first quarter of 2008, we purchased $518 million of our common stock under our board-authorized programs and repaid $367 million of callable debt that was due in 2013.

RESULTS OF OPERATIONS
First Quarter 2008 Compared to First Quarter 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2008	2007 (a)	Change
Operating revenues	$27,945	$18,755	$9,190

Costs and expenses:
Cost of sales	25,669	15,510	10,159
Refining operating expenses	1,114	934	180
Retail selling expenses	188	171	17
General and administrative expenses	135	145	(10)
Depreciation and amortization expense:
Refining	331	293	38
Retail	25	18	7
Corporate	11	11	-

Total costs and expenses	27,473	17,082	10,391

Operating income	472	1,673	(1,201)
Other income, net	20	5	15
Interest and debt expense:
Incurred	(116)	(89)	(27)
Capitalized	19	31	(12)

Income from continuing operations before income tax expense	395	1,620	(1,225)
Income tax expense	134	532	(398)

Income from continuing operations	261	1,088	(827)
Income from discontinued operations, net of income tax expense	-	56	(56)

Net income	$261	$1,144	$(883)

Earnings per common share – assuming dilution:
Continuing operations	$0.48	$1.77	$(1.29)
Discontinued operations	-	0.09	(0.09)

Total	$0.48	$1.86	$(1.38)

See the footnote references on page 32.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2008	2007	Change
Refining (a):
Operating income	$568	$1,776	$(1,208)
Throughput margin per barrel (b)	$8.48	$12.15	$(3.67)
Operating costs per barrel:
Refining operating expenses	$4.69	$3.78	$0.91
Depreciation and amortization	1.40	1.18	0.22

Total operating costs per barrel	$6.09	$4.96	$1.13

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	582	690	(108)
Medium/light sour crude	656	615	41
Acidic sweet crude	73	84	(11)
Sweet crude	629	705	(76)
Residuals	192	245	(53)
Other feedstocks	159	152	7

Total feedstocks	2,291	2,491	(200)
Blendstocks and other	318	256	62

Total throughput volumes	2,609	2,747	(138)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,224	1,249	(25)
Distillates	872	911	(39)
Petrochemicals	77	82	(5)
Other products (c)	438	509	(71)

Total yields	2,611	2,751	(140)

Retail – U.S.:
Operating income	$ 14	$ 24	$ (10)
Company-operated fuel sites (average)	950	963	(13)
Fuel volumes (gallons per day per site)	4,942	4,982	(40)
Fuel margin per gallon	$ 0.112	$ 0.123	$ (0.011)
Merchandise sales	$ 245	$ 233	$ 12
Merchandise margin (percentage of sales)	30.5%	30.0%	0.5%
Margin on miscellaneous sales	$ 28	$ 25	$ 3
Retail selling expenses	$ 120	$ 113	$ 7
Depreciation and amortization expense	$ 17	$ 11	$ 6

Retail – Canada:
Operating income	$ 36	$ 29	$ 7
Fuel volumes (thousand gallons per day)	3,278	3,370	(92)
Fuel margin per gallon	$ 0.301	$ 0.245	$ 0.056
Merchandise sales	$ 46	$ 37	$ 9
Merchandise margin (percentage of sales)	28.3%	29.4%	(1.1)%
Margin on miscellaneous sales	$ 9	$ 9	$ -
Retail selling expenses	$ 68	$ 58	$ 10
Depreciation and amortization expense	$ 8	$ 7	$ 1

See the footnote references on page 32.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2008	2007	Change
Gulf Coast:
Operating income	$437	$1,083	$(646)
Throughput volumes (thousand barrels per day)	1,380	1,525	(145)
Throughput margin per barrel (b)	$9.51	$12.35	$(2.84)
Operating costs per barrel:
Refining operating expenses	$4.72	$3.45	$1.27
Depreciation and amortization	1.31	1.01	0.30

Total operating costs per barrel	$6.03	$4.46	$1.57

Mid-Continent (a):
Operating income	$115	$91	$24
Throughput volumes (thousand barrels per day)	412	353	59
Throughput margin per barrel (b)	$8.74	$9.31	$(0.57)
Operating costs per barrel:
Refining operating expenses	$4.34	$4.73	$(0.39)
Depreciation and amortization	1.33	1.68	(0.35)

Total operating costs per barrel	$5.67	$6.41	$(0.74)

Northeast:
Operating income	$5	$289	$(284)
Throughput volumes (thousand barrels per day)	556	574	(18)
Throughput margin per barrel (b)	$6.00	$10.58	$(4.58)
Operating costs per barrel:
Refining operating expenses	$4.50	$3.77	$0.73
Depreciation and amortization	1.41	1.22	0.19

Total operating costs per barrel	$5.91	$4.99	$0.92

West Coast:
Operating income	$11	$313	$(302)
Throughput volumes (thousand barrels per day)	261	295	(34)
Throughput margin per barrel (b)	$7.89	$17.56	$(9.67)
Operating costs per barrel:
Refining operating expenses	$5.56	$4.38	$1.18
Depreciation and amortization	1.87	1.41	0.46

Total operating costs per barrel	$7.43	$5.79	$1.64

See the footnote references on page 32.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Three Months Ended March 31,
	2008	2007	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$97.94	$58.00	$39.94
WTI less sour crude oil at U.S. Gulf Coast (f)	5.84	5.92	(0.08)
WTI less Mars crude oil	6.97	4.91	2.06
WTI less Alaska North Slope (ANS) crude oil	1.32	2.30	(0.98)
WTI less Maya crude oil	16.81	12.63	4.18

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	4.23	10.22	(5.99)
No. 2 fuel oil less WTI	15.20	9.82	5.38
Ultra-low-sulfur diesel less WTI	20.37	17.36	3.01
Propylene less WTI	(0.77)	16.21	(16.98)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	4.97	12.12	(7.15)
Low-sulfur diesel less WTI	20.92	20.33	0.59
U.S. Northeast:
Conventional 87 gasoline less WTI	3.07	12.01	(8.94)
No. 2 fuel oil less WTI	17.76	11.35	6.41
Lube oils less WTI	32.29	63.80	(31.51)
U.S. West Coast:
CARBOB 87 gasoline less ANS	10.36	29.98	(19.62)
CARB diesel less ANS	21.27	26.54	(5.27)

The following notes relate to references on pages 29 through 32.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. Therefore, the results of operations of the Lima Refinery for the three months ended March 31, 2007 are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the three months ended March 31, 2007.

(b)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(c)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(d)
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

(e)
The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platts Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services – London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect our operations and profitability.

(f)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General
Operating revenues increased 49% for the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of higher refined product prices between the two periods. Operating income of $472 million and income from continuing operations of $261 million for the three months ended March 31, 2008 decreased 72% and 76%, respectively, from the corresponding amounts in the first quarter of 2007 primarily due to a $1.2 billion decrease in refining segment operating income discussed below. The refining segment operating income and income from continuing operations for the three months ended March 31, 2007 exclude the operations of the Lima Refinery, which are classified as discontinued operations due to our sale of that refinery effective July 1, 2007 as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased from $1.8 billion for the first quarter of 2007 to $568 million for the first quarter of 2008, resulting from a 30% decrease in throughput margin per barrel, an 18% increase in refining operating expenses (including depreciation and amortization expense), and a 5% decline in throughput volumes.
Total refining throughput margins for the first quarter of 2008 compared to the first quarter of 2007 were impacted by the following factors:
•
Gasoline margins decreased significantly in all of our refining regions in the first quarter of 2008 compared to the margins in the first quarter of 2007. The decline in gasoline margins for the first quarter of 2008 was primarily due to a significant increase in the cost of crude oil and other feedstocks combined with a decrease in demand and an increase in gasoline inventory levels.

•
Margins on various secondary refined products such as asphalt, fuel oils, propylene, and petroleum coke declined significantly from the first quarter of 2007 to the first quarter of 2008 as prices for these products did not increase in proportion to the large increase in the costs of the feedstocks used to produce them.

•
Distillate margins in the first quarter of 2008 increased in most of our refining regions from the margins in the first quarter of 2007. The increase in distillate margins was primarily due to tight supplies combined with continued strong global demand.

•
Medium and heavy sour crude oil feedstock differentials to WTI crude oil during the first quarter of 2008 remained wide and were wider than the differentials in the first quarter of 2007. These favorable differentials were attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel.

•
Throughput volumes decreased 138,000 barrels per day during the first quarter of 2008 compared to the first quarter of 2007 primarily due to the fire at our Aruba Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements as well as downtime for maintenance at our Port Arthur Refinery.

•
Throughput margin for the first quarter of 2008 includes approximately $100 million related to the McKee Refinery business interruption settlement discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

Refining operating expenses, excluding depreciation and amortization expense, were 19% higher for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to increases in energy costs, maintenance expense, and outside services. Refining depreciation and amortization expense increased 13% from the first quarter of 2007 to the first quarter of 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income of $50 million for the quarter ended March 31, 2008 decreased by approximately 6% compared to the $53 million reported for the quarter ended March 31, 2007 as increases in selling expenses and depreciation and amortization expense more than offset somewhat higher margins from fuel sales in Canada and in-store sales.
Corporate Expenses and Other
General and administrative expenses decreased $10 million from the first quarter of 2007 to the first quarter of 2008 due to nonrecurring executive retirement expenses incurred in the first quarter of 2007 and lower variable compensation expenses, partially offset by an increase in certain environmental expenses.
“Other income, net” for the first quarter of 2008 includes a $14 million gain on the redemption of our 9.5% senior notes as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements.
Interest and debt expense increased from the first quarter of 2007 to the first quarter of 2008 due mainly to the issuance of $2.25 billion of notes in June 2007 to fund our accelerated share repurchase program and reduced capitalized interest resulting mainly from a reduced balance of capital projects under construction, partially offset by the effect of debt repayments during 2007 and the first quarter of 2008.
Income tax expense decreased $398 million from the first quarter of 2007 to the first quarter of 2008 mainly as a result of lower operating income.
Income from discontinued operations for the three months ended March 31, 2007 represents net income from the operations of the Lima Refinery prior to its sale effective July 1, 2007.
OUTLOOK
Based on current forward market indicators, our outlook for refined product margins for the remainder of 2008 is mixed. With respect to the gasoline market, we expect the high price of crude oil and other feedstocks to continue to unfavorably impact gasoline margins. However, gasoline margins are expected to improve from first quarter levels as demand is anticipated to improve as the summer driving season approaches. In addition, we expect favorable diesel margins to continue, which should provide an incentive to refiners to maximize diesel production, thereby limiting gasoline supplies.
Our outlook for on-road diesel margins is favorable as on-road diesel demand globally continues to be good and on-road diesel inventory levels in 2008 are below 2007 levels on a days-of-supply basis. As a result, we expect on-road diesel margins to remain strong. Exports of distillate to South America and Europe are also keeping U.S. supplies tight.
In regard to feedstocks, sour crude oil differentials remained wide in April and are expected to remain favorable during 2008. Residual fuel oil prices have not increased as much as crude oil prices, which should support wider differentials for sour crude oil since complex refiners can substitute residual fuel oil for a portion of their sour crude oil requirements if residual fuel oil becomes more economic to process than crude oil. In addition, expected new supplies of medium sour crude oil from the Gulf of Mexico in 2008 should contribute to continuing wide sour crude oil differentials.

Regarding operations in the second quarter, we expect to resume full operation of the Aruba Refinery and complete the scheduled maintenance on the coker drums at our Port Arthur Refinery that began in the first quarter, after which throughput volumes in the Gulf Coast region should return to normal levels. Our turnaround schedule for the second quarter is relatively light, which should benefit our results of operations during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2008 and 2007
Net cash provided by operating activities for the three months ended March 31, 2008 was $628 million compared to $1.9 billion for the three months ended March 31, 2007. The decrease in cash generated from operating activities was primarily due to the decrease in net income discussed above under “Results of Operations,” and a $349 million decrease from an unfavorable change in working capital between the periods. Changes in cash provided by or used for working capital during the first three months of 2008 and 2007 are shown in Note 8 of Condensed Notes to Consolidated Financial Statements. Working capital in the first quarter of 2008 was primarily impacted by decreases in receivables and accounts payable due to (i) the termination in the first quarter of 2008 of certain agreements related to the sale of the Lima Refinery to Husky, (ii) a reduction in throughput and sales volumes mainly due to downtime at certain of our refineries, and (iii) delayed receivable collections at year-end 2007. In addition, income taxes payable decreased mainly due to $414 million of income tax payments in the first quarter of 2008.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the three months ended March 31, 2007. Cash provided by operating activities related to our discontinued operations was $65 million for the three months ended March 31, 2007. Cash used in investing activities related to the Lima Refinery was $9 million for the three months ended March 31, 2007.
The net cash generated from operating activities during the first three months of 2008, combined with $1.0 billion of available cash on hand, were used mainly to:
•	fund $640 million of capital expenditures and deferred turnaround and catalyst costs;
•	make an early redemption of our 9.5% senior notes for $367 million and scheduled long-term note repayments of $7 million;
•	purchase 8.8 million shares of our common stock at a cost of $518 million;
•	fund a $25 million contingent earn-out payment in connection with the acquisition of the St. Charles Refinery and a $57 million acquisition primarily of an interest in a refined product pipeline; and
•	pay common stock dividends of $64 million.
The net cash generated from operating activities during the first three months of 2007, combined with a $63 million benefit from tax deductions in excess of recognized stock-based compensation cost and $37 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $680 million of capital expenditures and deferred turnaround and catalyst costs;
•	purchase 15.6 million shares of our common stock at a cost of $904 million;
•	redeem our 9.25% senior notes for $183 million;
•	fund a $50 million contingent earn-out payment in connection with the acquisition of the St. Charles Refinery;
•	pay common stock dividends of $73 million; and
•	increase available cash on hand by $106 million.

Capital Investments
During the three months ended March 31, 2008, we expended $537 million for capital expenditures and $103 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2008 included $127 million of costs related to environmental projects.
In connection with our acquisition of the St. Charles Refinery in 2003, the seller was entitled to receive payments in any of the seven years following this acquisition if certain average refining margins during any of those years exceeded a specified level. Any payments due under this earn-out arrangement were limited based on annual and aggregate limits. In January 2008, we made a $25 million earn-out payment related to the St. Charles Refinery, which was the final payment based on the aggregate limitation under that agreement. Subsequent to this payment, we have no further commitments with respect to contingent earn-out agreements.
For 2008, we expect to incur approximately $4.2 billion for capital investments, including approximately $3.7 billion for capital expenditures (approximately $560 million of which is for environmental projects) and approximately $500 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to the earn-out contingency agreement discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
Contractual Obligations
As of March 31, 2008, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.750% of stated value. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
During the three months ended March 31, 2008, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.
Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of March 31, 2008, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

Rating Agency	Rating
Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa3 (under review for upgrade)
Fitch Ratings	BBB (stable outlook)
Other Commercial Commitments
As of March 31, 2008, our committed lines of credit included:

Borrowing
	Capacity	Expiration
Revolving credit facility	$2.5 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012

As of March 31, 2008, we had $882 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $669 million of letters of credit outstanding under our committed revolving credit facility. Under our Canadian committed revolving credit facility, we had Cdn. $11 million of letters of credit outstanding as of March 31, 2008. These letters of credit expire during 2008 and 2009.
Stock Purchase Programs
During the first quarter of 2008, we purchased 8.8 million shares of our common stock at a cost of $518 million in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors in April 2007.
On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As of March 31, 2008, we had made no purchases of our common stock under the new $3 billion program.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement will be reflected as “restricted cash” in our consolidated balance sheet.
Other
In April 2008, we made a $20 million contribution to our qualified pension plans. We expect to contribute a total of approximately $100 million to our qualified pension plans during 2008.
During the first quarter of 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in business interruption losses for which we submitted claims to our insurance carriers under our insurance policies. We have reached a settlement with the insurance carriers on our claims, resulting in pre-tax income of approximately $100 million in the first quarter of 2008 that was recorded as a reduction to “cost of sales.”
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. We resumed partial operation of the refinery in mid-February, and we are in the process of completing the repairs and expect to resume full operations in the second quarter of 2008. We do not believe that this incident will have a material adverse effect on our results of operations for 2008.
On May 8, 2008, we entered into an agreement to sell our refinery in Krotz Springs, Louisiana to Alon USA Energy Inc. The sales price is $333 million, plus an amount equal to net working capital at the refinery as of the closing date of the sale, which is expected to occur early in the third quarter of 2008. The sales agreement also includes an earn-out provision under which we will receive additional proceeds if certain average refining margins during the next three years exceed specified levels. Net proceeds from the sale exceed the carrying amount of the net assets being sold. The sale is subject to the receipt of required regulatory approvals.
In November 2007, January 2008, and March 2008, we announced plans to explore strategic alternatives related to our Aruba Refinery, Memphis Refinery, and Ardmore Refinery, respectively. We expect to complete these strategic evaluations, which may include the sale of these assets, later this year.
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
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of March 31, 2008, we had an accounts receivable sales facility with a group of third-party financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in August 2008. As of March 31, 2008 and December 31, 2007, the amount of eligible receivables sold to the third-party financial institutions was $100 million.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of March 31, 2008 and December 31, 2007 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
Fair Value Hedges - Fair value hedges are used to hedge our recognized refining inventories (which had a carrying amount of $4.4 billion and $3.9 billion as of March 31, 2008 and December 31, 2007, respectively, and a fair value of $11.5 billion and $10.1 billion as of March 31, 2008 and December 31, 2007, respectively) and our unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future).
Cash Flow Hedges - Cash flow hedges are used to hedge our forecasted feedstock and product purchases, refined product sales, and natural gas purchases.
Economic Hedges - Economic hedges are hedges not designated as fair value or cash flow hedges that are used to:
-	manage price volatility in refinery feedstock and refined product inventories, and
-	manage price volatility in forecasted feedstock and product purchases, refined product sales, and natural gas purchases.
Trading Activities – These represent derivative commodity instruments held or issued for trading purposes.
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

	March 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2008 (crude oil and refined products)	12,316	$102.62	N/A	$1,264	$1,250	$(14)
Futures – short:
2008 (crude oil and refined products)	21,543	N/A	$103.92	2,239	2,185	54

Cash Flow Hedges:
Swaps – long:
2008 (crude oil and refined products)	12,775	96.56	99.49	N/A	37	37
Swaps – short:
2008 (crude oil and refined products)	12,775	120.97	112.67	N/A	(106)	(106)
Futures – long:
2008 (crude oil and refined products)	2,002	104.76	N/A	210	203	(7)
Futures – short:
2008 (crude oil and refined products)	780	N/A	96.19	75	79	(4)

Economic Hedges:
Swaps – long:
2008 (crude oil and refined products)	9,347	27.45	26.58	N/A	(8)	(8)
Swaps – short:
2008 (crude oil and refined products)	5,308	48.16	49.62	N/A	8	8
Futures – long:
2008 (crude oil and refined products)	31,306	107.31	N/A	3,359	3,371	12
2009 (crude oil and refined products)	2	102.67	N/A	-	-	-
Futures – short:
2008 (crude oil and refined products)	29,056	N/A	105.48	3,065	3,097	(32)
Options – long:
2008 (crude oil and refined products)	19	46.73	N/A	-	-	-

Trading Activities:
Swaps – long:
2008 (crude oil and refined products)	14,927	22.49	23.69	N/A	18	18
Swaps – short:
2008 (crude oil and refined products)	15,013	23.80	22.31	N/A	(22)	(22)
Futures – long:
2008 (crude oil and refined products)	19,468	108.75	N/A	2,117	2,157	40
2009 (crude oil and refined products)	829	94.69	N/A	78	78	-
2008 (natural gas)	50	10.06	N/A	1	1	-
Futures – short:
2008 (crude oil and refined products)	19,408	N/A	109.12	2,118	2,146	(28)
2009 (crude oil and refined products)	829	N/A	92.23	76	78	(2)
Options – short:
2008 (crude oil and refined products)	15	N/A	47.48	-	-	-

Total pre-tax fair value of open positions						$(54)

	December 31, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures - long:
2008 (crude oil and refined products)	68,873	$97.69	N/A	$6,728	$6,961	$233
Futures - short:
2008 (crude oil and refined products)	79,188	N/A	$96.89	7,673	8,005	(332)

Cash Flow Hedges:
Swaps - long:
2008 (crude oil and refined products)	18,175	81.44	98.50	N/A	310	310
Swaps - short:
2008 (crude oil and refined products)	18,175	102.55	86.25	N/A	(296)	(296)
Futures - long:
2008 (crude oil and refined products)	80,960	103.50	N/A	8,379	8,596	217
Futures - short:
2008 (crude oil and refined products)	73,735	N/A	103.62	7,640	7,826	(186)

Economic Hedges:
Swaps - long:
2008 (crude oil and refined products)	12,012	33.16	39.48	N/A	76	76
Swaps - short:
2008 (crude oil and refined products)	7,397	63.91	54.25	N/A	(71)	(71)
Futures - long:
2008 (crude oil and refined products)	77,902	96.20	N/A	7,494	7,802	308
Futures - short:
2008 (crude oil and refined products)	76,426	N/A	96.18	7,351	7,663	(312)
Options - long:
2008 (crude oil and refined products)	89	47.72	N/A	-	1	1

Trading Activities:
Swaps - long:
2008 (crude oil and refined products)	14,677	11.77	12.98	N/A	18	18
Swaps - short:
2008 (crude oil and refined products)	15,952	12.47	11.56	N/A	(15)	(15)
Futures - long:
2008 (crude oil and refined products)	28,801	98.01	N/A	2,823	2,923	100
Futures - short:
2008 (crude oil and refined products)	28,766	N/A	98.20	2,824	2,920	(96)
Options - short:
2008 (crude oil and refined products)	66	N/A	49.00	1	1	-

Total pre-tax fair value of open positions						$(45)

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Long-term Debt:
Fixed rate	$-	$209	$33	$418	$759	$5,085	$6,504	$6,636
Average interest rate	-	3.6%	6.8%	6.4%	6.9%	6.7%	6.6%

	December 31, 2007
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Long-term Debt:
Fixed rate	$356	$209	$33	$418	$759	$5,086	$6,861	$7,109
Average interest rate	9.4%	3.6%	6.8%	6.4%	6.9%	6.7%	6.8%
FOREIGN CURRENCY RISK
As of March 31, 2008, we had commitments to purchase $237 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 18, 2008, resulting in a $3 million loss in the second quarter of 2008.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of March 31, 2008.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007.
Litigation
For the legal proceedings listed below, we hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 13 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation.”
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
New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2007). We were subject to 17 air-related Administrative Order and Notice of Civil Administrative Penalty Assessments (Notices) issued by the NJDEP in 2005 and 2006, and one Notice issued in March 2007, relating to our Paulsboro Refinery. In the first quarter of 2008, we entered into a comprehensive settlement with the NJDEP to resolve these matters.
Texas Commission on Environmental Quality (TCEQ) (McKee Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2007). In the first quarter of 2008, we settled three notices of enforcement from the TCEQ pertaining to alleged violations of state and federal air regulations at our McKee Refinery.
TCEQ (McKee Refinery). In March 2008, we received a proposed Agreed Order from the TCEQ for $101,386 to resolve nine alleged violations of air regulations at our McKee Refinery. We are currently in settlement discussions with the TCEQ to resolve this matter.
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Unregistered Sales of Equity Securities. Not applicable.
     (b) Use of Proceeds. Not applicable.
     (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)
January 2008	2,287,351	$70.04	2,287,351	-	$1.13 billion
February 2008	2,658,336	$59.06	1,284,336	1,374,000	$4.05 billion
March 2008	3,871,228	$51.78	1,228	3,870,000	$3.85 billion
Total	8,816,915	$58.71	3,572,915	5,244,000	$3.85 billion

(1)
The shares reported in this column represent purchases settled in the first quarter of 2008 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

(2)
On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, as authorized by our board of directors on April 25, 2007. The $6 billion common stock purchase program has no expiration date. On February 28, 2008, we announced that our board of directors approved a new $3 billion common stock purchase program earlier that day. This program is in addition to the $6 billion program. This new $3 billion program has no expiration date.

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

Date: May 9, 2008