Form 10-Q
period 2008-06-30
VALERO ENERGY CORP/TX
filed 2008-08-08
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2008 was 523,159,876.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,644	$2,464
Restricted cash	100	31
Receivables, net	7,721	7,691
Inventories	4,904	4,073
Deferred income taxes	388	247
Prepaid expenses and other	160	175
Assets held for sale	335	306

Total current assets	15,252	14,987

Property, plant and equipment, at cost	26,768	25,599
Accumulated depreciation	(4,493)	(4,039)

Property, plant and equipment, net	22,275	21,560

Intangible assets, net	268	290
Goodwill	4,039	4,019
Deferred charges and other assets, net	1,822	1,866

Total assets	$43,656	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$212	$392
Accounts payable	10,963	9,587
Accrued expenses	447	500
Taxes other than income taxes	566	632
Income taxes payable	403	499
Deferred income taxes	247	293
Liabilities related to assets held for sale	10	11

Total current liabilities	12,848	11,914

Long-term debt and capital lease obligations, less current portion	6,263	6,470

Deferred income taxes	4,085	4,021

Other long-term liabilities	1,780	1,810

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,215	7,111
Treasury stock, at cost; 102,473,766 and 90,841,602 common shares	(6,733)	(6,097)
Retained earnings	17,765	16,914
Accumulated other comprehensive income	427	573

Total stockholders’ equity	18,680	18,507

Total liabilities and stockholders’ equity	$43,656	$42,722

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues (1)	$36,640	$24,202	$64,585	$42,957

Costs and expenses:
Cost of sales	33,673	19,310	59,342	34,820
Refining operating expenses	1,133	985	2,247	1,919
Retail selling expenses	190	200	378	371
General and administrative expenses	117	177	252	322
Depreciation and amortization expense	369	337	736	659

Total costs and expenses	35,482	21,009	62,955	38,091

Operating income	1,158	3,193	1,630	4,866
Other income, net	15	7	35	12
Interest and debt expense:
Incurred	(107)	(110)	(223)	(199)
Capitalized	24	27	43	58

Income from continuing operations before income tax expense	1,090	3,117	1,485	4,737
Income tax expense	356	1,055	490	1,587

Income from continuing operations	734	2,062	995	3,150
Income from discontinued operations, net of income tax expense	-	187	-	243

Net income	$734	$2,249	$995	$3,393

Earnings per common share:
Continuing operations	$1.40	$3.66	$1.88	$5.42
Discontinued operations	-	0.33	-	0.42

Total	$1.40	$3.99	$1.88	$5.84

Weighted-average common shares outstanding (in millions)	526	563	529	581

Earnings per common share – assuming dilution:
Continuing operations	$1.37	$3.57	$1.85	$5.28
Discontinued operations	-	0.32	-	0.40

Total	$1.37	$3.89	$1.85	$5.68

Weighted-average common shares outstanding – assuming dilution (in millions)	534	578	537	597

Dividends per common share	$0.15	$0.12	$0.27	$0.24

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$204	$203	$398	$399
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$995	$3,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	736	675
Stock-based compensation expense	24	46
Deferred income tax expense (benefit)	(93)	153
Changes in current assets and current liabilities	189	60
Changes in deferred charges and credits and other operating activities, net	(49)	24

Net cash provided by operating activities	1,802	4,351

Cash flows from investing activities:
Capital expenditures	(1,178)	(1,042)
Deferred turnaround and catalyst costs	(203)	(230)
(Investment) return of investment in Cameron Highway Oil Pipeline Company, net	12	(215)
Advance proceeds related to sale of assets	17	96
Contingent payments in connection with acquisitions	(25)	(75)
Minor acquisitions and other investing activities, net	(43)	15

Net cash used in investing activities	(1,420)	(1,451)

Cash flows from financing activities:
Long-term notes:
Borrowings	-	2,245
Repayments	(374)	(413)
Bank credit agreements:
Borrowings	296	3,000
Repayments	(296)	(3,000)
Purchase of common stock for treasury	(700)	(4,181)
Issuance of common stock in connection with employee benefit plans	11	111
Benefit from tax deduction in excess of recognized stock-based compensation cost	13	215
Common stock dividends	(143)	(139)
Other financing activities	(2)	(21)

Net cash used in financing activities	(1,195)	(2,183)

Effect of foreign exchange rate changes on cash	(7)	29

Net increase (decrease) in cash and temporary cash investments	(820)	746
Cash and temporary cash investments at beginning of period	2,464	1,590

Cash and temporary cash investments at end of period	$1,644	$2,336

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$734	$2,249	$995	$3,393

Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0, $31, $0, and $31	15	141	(62)	161

Pension and other postretirement benefits net (gain) loss reclassified into income, net of income tax expense (benefit) of $1, $(1), $1, and $(2)	(1)	2	(1)	3

Net loss on derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period, net of income tax benefit of $27, $24, $54, and $47	(51)	(45)	(100)	(87)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(17), $(2), $(9), and $4	32	4	17	(7)

Net loss on cash flow hedges	(19)	(41)	(83)	(94)

Other comprehensive income (loss)	(5)	102	(146)	70

Comprehensive income	$729	$2,351	$849	$3,463

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. As discussed in Note 3, the assets and liabilities related to the Krotz Springs Refinery, including inventory to be sold by our marketing and supply subsidiary associated with this transaction, have been reclassified as held for sale as of December 31, 2007.
See Note 3 for a discussion of the presentation in the statements of income of the results of operations of the Krotz Springs Refinery and the Lima Refinery, which were sold effective July 1, 2008 and July 1, 2007, respectively.
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
Reclassifications
Previously reported amounts have been reclassified to present the assets and liabilities related to the Krotz Springs Refinery as held for sale as discussed above.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of Statement No. 159 to any of our financial instruments; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.
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
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. Statement No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Since Statement No. 161 only affects disclosure requirements, the adoption of Statement No. 161 will not affect our financial position or results of operations.
FASB Statement No. 162
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Statement No. 162 is effective 60 days following approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of Statement No. 162 will not affect our financial position or results of operations.
FSP No. EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; early adoption is not permitted. The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 is not expected to materially affect our calculation of earnings per common share.
3. DISPOSITIONS
Sale of Krotz Springs Refinery
On May 8, 2008, we entered into an agreement to sell our refinery in Krotz Springs, Louisiana to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. As a result, the assets and liabilities related to the Krotz Springs Refinery as of June 30, 2008 and December 31, 2007 have been presented in the consolidated balance sheets as “assets held for sale” and “liabilities related to assets held for sale,” respectively. The nature and significance of our post-closing participation in the offtake agreement described below represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations in the consolidated statements of income for any of the periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective July 1, 2008, we consummated the sale of our Krotz Springs Refinery to Alon. Initial proceeds from the sale were $333 million, plus $143 million representing a preliminary working capital settlement related to the sale of inventory by our marketing and supply subsidiary. The working capital settlement is expected to be finalized within 90 days after the effective date of the sale. In addition to the cash consideration received, we also received contingent consideration in the form of a three-year earn-out agreement based on certain product margins, which had a fair value of approximately $170 million as of July 1, 2008. We have hedged the risk of a decline in the referenced product margins subsequent to the acquisition date by entering into certain commodity derivative contracts.
In connection with the sale, we also entered into the following agreements with Alon:
•	an agreement to supply crude oil and other feedstocks to the Krotz Springs Refinery through September 30, 2008, unless terminated earlier by Alon;

•
an offtake agreement under which we will (i) purchase all refined products from the Krotz Springs Refinery for three months after the effective date of the sale, (ii) purchase certain products for an additional one to five years after the expiration of the initial three-month period of the agreement, and (iii) provide certain refined products to Alon that are not produced at the Krotz Springs Refinery for an initial term of 15 months and thereafter until terminated by either party; and

•	a transition services agreement under which we agreed to provide certain accounting and administrative services to Alon, with the services terminating by July 31, 2009.
Financial information related to the assets and liabilities sold is summarized as follows (in millions):

	June 30,	December 31,
	2008	2007
Current assets (primarily inventory)	$136	$111
Property, plant and equipment, net	153	149
Goodwill	42	42
Deferred charges and other assets, net	4	4

Assets held for sale	$335	$306

Current liabilities	$ 10	$ 11

Liabilities related to assets held for sale	$ 10	$ 11

Sale of Lima Refinery
Effective July 1, 2007, we sold our refinery in Lima, Ohio to Husky Refining Company, a wholly owned subsidiary of Husky Energy Inc. As a result, the consolidated statements of income for the three and six months ended June 30, 2007 reflect the operations related to the Lima Refinery in “income from discontinued operations, net of income tax expense.” Financial information related to the Lima Refinery operations for the three and six months ended June 30, 2007 was as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Operating revenues	$1,288	$2,231
Income before income tax expense	300	391

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2008	2007
Refinery feedstocks	$2,349	$1,701
Refined products and blendstocks	2,290	2,117
Convenience store merchandise	86	85
Materials and supplies	179	170

Inventories	$4,904	$4,073

Excluding the inventories sold to Alon as discussed in Note 3, as of June 30, 2008 and December 31, 2007, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $10.4 billion and $6.2 billion, respectively.
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
During the six months ended June 30, 2008, we borrowed and repaid $296 million under our revolving bank credit facility. As of June 30, 2008, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million to support certain of our crude oil purchases. We are being charged letter of credit issuance fees in connection with the letter of credit facility.
As of June 30, 2008, we had $663 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $898 million of letters of credit outstanding under our committed revolving credit facilities, excluding our Canadian facility. Under our Canadian committed revolving credit facility, we had Cdn. $16 million of letters of credit outstanding as of June 30, 2008.
6. STOCKHOLDERS’ EQUITY
Treasury Stock
During the six months ended June 30, 2008 and 2007, we purchased 12.6 million and 61.9 million shares of our common stock at a cost of $700 million and $4.2 billion, respectively, in connection with the administration of our employee benefit plans and common stock purchase programs authorized by our board of directors. During the six months ended June 30, 2008, we issued 0.9 million shares from treasury at an average cost of $67.08 per share, and for the six months ended June 30, 2007, we issued 11.4 million shares from treasury at an average cost of $61.28 per share, for our employee benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As of June 30, 2008, we had made no purchases of our common stock under the new $3 billion program. As of June 30, 2008, we have approvals under these stock purchase programs to purchase approximately $3.7 billion of our common stock.
Common Stock Dividends
On July 9, 2008, our board of directors declared a regular quarterly cash dividend of $0.15 per common share payable on September 10, 2008 to holders of record at the close of business on August 6, 2008.
7. EARNINGS PER COMMON SHARE
Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings per common share from continuing operations:
Income from continuing operations	$ 734	$ 2,062	$ 995	$ 3,150

Weighted-average common shares outstanding	526	563	529	581

Earnings per common share from continuing operations	$ 1.40	$ 3.66	$ 1.88	$ 5.42

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations	$ 734	$ 2,062	$ 995	$ 3,150

Weighted-average common shares outstanding	526	563	529	581
Effect of dilutive securities:
Stock options	8	13	8	14
Performance awards and other benefit plans	-	1	-	1
Contingently issuable shares related to accelerated share repurchase program	-	1	-	1

Weighted-average common shares outstanding – assuming dilution	534	578	537	597

Earnings per common share from continuing operations – assuming dilution	$ 1.37	$ 3.57	$ 1.85	$ 5.28

Approximately 4 million outstanding stock options were not included in the computation of dilutive securities for the three and six months ended June 30, 2008 because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effect of including such options would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2007.
8. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2008	2007
Decrease (increase) in current assets:
Restricted cash	$(69)	$-
Receivables, net	(54)	(268)
Inventories	(865)	(638)
Income taxes receivable	-	32
Prepaid expenses and other	4	14
Increase (decrease) in current liabilities:
Accounts payable	1,466	464
Accrued expenses	(144)	(71)
Taxes other than income taxes	(61)	3
Income taxes payable	(88)	524

Changes in current assets and current liabilities	$189	$60

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:
•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of long-term debt and capital lease obligations;

•
previously accrued capital expenditures, deferred turnaround and catalyst costs, and contingent earn-out payments, as well as advance proceeds related to the sale of assets, are reflected in investing activities in the consolidated statements of cash flows;

•
amounts accrued for common stock purchases in the open market that are not settled as of the balance sheet date are reflected in financing activities in the consolidated statements of cash flows when the purchases are settled and paid;

•
changes in assets held for sale and liabilities related to assets held for sale related to the Krotz Springs Refinery from December 31, 2007 to June 30, 2008 and the Lima Refinery from December 31, 2006 to June 30, 2007 are reflected in the line items to which the changes relate in the table above; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

There were no significant noncash investing or financing activities for the six months ended June 30, 2008 and 2007.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
six months ended June 30, 2007. Cash provided by operating activities related to our discontinued Lima Refinery operations was $260 million for the six months ended June 30, 2007. Cash used in investing activities related to the Lima Refinery was $14 million for the six months ended June 30, 2007.
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2008	2007
Interest paid (net of amount capitalized)	$199	$139
Income taxes paid (net of tax refunds received)	659	811
9. FAIR VALUE MEASUREMENTS
As discussed in Note 2, we adopted Statement No. 159 effective January 1, 2008, but have not made any fair value elections with respect to any of our eligible assets or liabilities. Also as discussed in Note 2, effective January 1, 2008, we adopted Statement No. 157, which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy (Level 1, Level 2, or Level 3) based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents information (dollars in millions) about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2008. These assets and liabilities have previously been measured at fair value in accordance with existing GAAP, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 157 and Statement No. 159. As of June 30, 2008, we did not have any assets or liabilities that had fair values determined by Level 3 inputs.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets:
Commodity derivative contracts	$135	$-	$-	$135
Nonqualified benefit plans	130	-	-	130
Liabilities:
Commodity derivative contracts	-	142	-	142
Nonqualified benefit plans	38	-	-	38
The valuation methods used to measure our financial instruments at fair value are as follows:
•
Commodity derivative contracts, consisting primarily of exchange-traded futures and swaps, are measured at fair value using the market approach pursuant to the provisions of Statement No. 157. Exchange-traded futures are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, but since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy.

•	Nonqualified benefit plans are measured at fair value using a market approach based on quotations from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
Deposits of $335 million in broker accounts covered by master netting arrangements are netted against the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including the related cash collateral.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Fair value hedges	$-	$(1)	$ 2	$(2)
Cash flow hedges	-	(7)	(10)	(6)
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the six months ended June 30, 2008, we recognized in “other comprehensive income” unrealized after-tax losses of $100 million on certain cash flow hedges, primarily related to forward sales of distillates and associated forward purchases of crude oil, with $66 million of cumulative after-tax losses on cash flow hedges remaining in “accumulated other comprehensive income” as of June 30, 2008. We expect that the deferred losses as of June 30, 2008 will be reclassified into “cost of sales” over the next 18 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the six months ended June 30, 2008 and 2007, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total
Three months ended June 30, 2008:
Operating revenues from external customers	$33,625	$3,015	$-	$36,640
Intersegment revenues	2,367	-	-	2,367
Operating income (loss)	1,235	49	(126)	1,158

Three months ended June 30, 2007:
Operating revenues from external customers	21,883	2,319	-	24,202
Intersegment revenues	1,654	-	-	1,654
Operating income (loss)	3,327	56	(190)	3,193

Six months ended June 30, 2008:
Operating revenues from external customers	59,055	5,530	-	64,585
Intersegment revenues	4,267	-	-	4,267
Operating income (loss)	1,803	99	(272)	1,630

Six months ended June 30, 2007:
Operating revenues from external customers	38,732	4,225	-	42,957
Intersegment revenues	2,963	-	-	2,963
Operating income (loss)	5,103	109	(346)	4,866
Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2008	2007
Refining	$39,236	$37,703
Retail	2,193	2,098
Corporate	2,227	2,921

Total consolidated assets	$43,656	$42,722

The entire balance of goodwill as of June 30, 2008 and December 31, 2007 has been included in the total assets of the refining reportable segment. Total assets related to the Krotz Springs Refinery have been included in the refining reportable segment for both periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three and six months ended June 30, 2008 and 2007 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007
Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$24	$24	$4	$4
Interest cost	19	17	7	6
Expected return on plan assets	(26)	(21)	-	-
Amortization of:
Prior service cost (credit)	-	-	(3)	(2)
Net loss	1	3	1	1

Net periodic benefit cost before special charges	18	23	9	9
Charge for special termination benefits	-	7	-	1

Net periodic benefit cost	$18	$30	$9	$10

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$47	$48	$7	$7
Interest cost	38	35	14	13
Expected return on plan assets	(52)	(42)	-	-
Amortization of:
Prior service cost (credit)	1	1	(5)	(5)
Net loss	1	5	2	3

Net periodic benefit cost before special charges	35	47	18	18
Charge for special termination benefits	-	7	-	1

Net periodic benefit cost	$35	$54	$18	$19

During the six months ended June 30, 2008, we contributed $20 million to our qualified pension plans, and in July 2008, we made an additional $80 million contribution to those plans. We do not expect to make any additional contributions to our qualified pension plans during 2008. There were no contributions made during the six months ended June 30, 2007.
13. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of December 31, 2007, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. The facility had a maturity date of August 2008. In June 2008, we amended our agreement to extend the maturity date to June 2009. As of June 30, 2008 and December 31, 2007, the amount of eligible receivables sold to the third parties was $100 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Earn-Out Agreements
In January 2008 and January 2007, we made previously accrued earn-out payments of $25 million and $50 million, respectively, related to the acquisition of the St. Charles Refinery. As of June 30, 2008, aggregate earn-out payments related to the St. Charles Refinery totaled $175 million, which was the aggregate limit under that agreement. As of June 30, 2008, we have no further commitments with respect to contingent earn-out agreements.
Insurance Recoveries
During the first quarter of 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in business interruption losses for which we submitted claims to our insurance carriers under our insurance policies. We reached a settlement with the insurance carriers on our claims, resulting in pre-tax income of approximately $100 million in the first quarter of 2008 that was recorded as a reduction to “cost of sales.”
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled approximately $70 million as of June 30, 2008, are reflected as “restricted cash” in our consolidated balance sheet.
Aruba Refinery Fire
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. As of June 30, 2008, we had completed the repairs and resumed full operations of the refinery.
Keystone Pipeline
In July 2008, we entered into an agreement to participate as a prospective shipper on the 500,000 barrel-per-day expansion of the Keystone crude oil pipeline system, which is expected to be completed by 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Once completed, the pipeline will enable crude oil to be transported from Western Canada to the U.S. Gulf Coast at Port Arthur, Texas. In addition to our commitment to ship crude oil through the pipeline, we have an option to acquire an equity interest in the Keystone partnerships. We have also secured commitments from several Canadian oil producers to sell to us heavy sour crude oil for shipment through the pipeline.
Litigation
MTBE Litigation
As of August 1, 2008, we were named as a defendant in 83 cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees.
We, together with several other refining industry defendants, and the plaintiffs have reached an agreement in principle to settle 59 of the 83 cases, including the Suffolk County Water Authority case, which is scheduled for trial in September 2008. Under the proposed settlement, we are assigned a percentage of the aggregate settlement amount, which will require us to make an immaterial cash payment. We anticipate that a portion of our payment will be funded by third parties. In addition, we will commit to participate with other defendants in contingent future treatment of water supply wells under certain defined circumstances. The settlement will not become effective until it is approved by one federal and two state court judges, which we believe may occur in the third quarter of 2008. The federal judge approved the settlement on July 22, 2008.
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
We have recorded a loss contingency liability with respect to our MTBE litigation portfolio in accordance with FASB Statement No. 5, “Accounting for Contingencies.” However, due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits in excess of the amount accrued. We believe that such an outcome in any one of these lawsuits would not have a material adverse effect on our results of operations or financial position. However, we believe that an adverse result in all or a substantial number of the remaining cases could have a material effect on our results of operations and financial position. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these remaining cases cannot reasonably be made.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Retail Fuel Temperature Litigation
As of August 1, 2008, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as associated monetary relief. In June 2007, the federal lawsuits were consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). In February 2008, the court denied the defendants’ motion to dismiss the complaints. In July 2008, plaintiffs filed a pleading attempting to name Valero and other petroleum companies as class representatives of defendant classes composed of their respective branded outlets, including retail outlets owned by other parties. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Rosolowski
Rosolowski v. Clark Refining & Marketing, Inc., et al., Judicial Circuit Court, Cook County, Illinois (Case No. 95-L 014703). We assumed this class action lawsuit in the acquisition of Premcor Inc. The lawsuit, filed in 1995, relates in part to a release to the atmosphere of spent catalyst containing low levels of metals from the now-closed Blue Island, Illinois refinery in 1994. The case was certified as a class action in 2000 with three classes, two of which received nominal or no damages, and one of which received a sizeable jury verdict. That class consisted of local residents who claimed property damage or loss of use and enjoyment of their property over a period of several years. In November 2005, the jury returned a verdict for the plaintiffs of $80.1 million in compensatory damages and $40 million in punitive damages. However, following our motions for new trial and judgment notwithstanding the verdict (citing, among other things, misconduct by plaintiffs’ counsel and improper class certification), the trial judge in November 2006 vacated the jury’s award and decertified the class. Plaintiffs appealed the court’s decision to vacate the $120 million judgment and decertify the class. Plaintiffs’ appeal was heard before the state appeals court in February 2008, and in June 2008, the state appeals court reversed the trial court’s decision to decertify the class and set aside the judgment. The appeals court preserved our rights, and on August 4 we filed an appeal to the Illinois Supreme Court. While we believe that it is reasonably possible that we will prevail on the merits of this case, we have recorded a loss contingency liability with respect to this matter in accordance with Statement No. 5. We do not believe that the ultimate resolution of this matter will have a material effect on our financial position or results of operations.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of June 30, 2008:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$858	$-	$786	$-	$1,644
Restricted cash	22	2	76	-	100
Receivables, net	-	93	7,628	-	7,721
Inventories	-	333	4,571	-	4,904
Deferred income taxes	-	-	388	-	388
Prepaid expenses and other	-	9	151	-	160
Assets held for sale	-	-	335	-	335

Total current assets	880	437	13,935	-	15,252

Property, plant and equipment, at cost	-	5,636	21,132	-	26,768
Accumulated depreciation	-	(398)	(4,095)	-	(4,493)

Property, plant and equipment, net	-	5,238	17,037	-	22,275

Intangible assets, net	-	-	268	-	268
Goodwill	-	1,836	2,203	-	4,039
Investment in Valero Energy affiliates	7,989	2,273	(19)	(10,243)	-
Long-term notes receivable from affiliates	16,037	-	-	(16,037)	-
Deferred income tax receivable	419	-	-	(419)	-
Deferred charges and other assets, net	389	116	1,317	-	1,822

Total assets	$25,714	$9,900	$34,741	$(26,699)	$43,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$208	$-	$4	$-	$212
Accounts payable	112	274	10,577	-	10,963
Accrued expenses	80	33	334	-	447
Taxes other than income taxes	-	17	549	-	566
Income taxes payable	262	66	75	-	403
Deferred income taxes	247	-	-	-	247
Liabilities related to assets held for sale	-	-	10	-	10

Total current liabilities	909	390	11,549	-	12,848

Long-term debt and capital lease obligations, less current portion	5,325	900	38	-	6,263

Long-term notes payable to affiliates	-	7,177	8,860	(16,037)	-

Deferred income taxes	-	1,255	3,249	(419)	4,085

Other long-term liabilities	800	197	783	-	1,780

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,215	75	3,603	(3,678)	7,215
Treasury stock	(6,733)	-	-	-	(6,733)
Retained earnings (deficit)	17,765	(92)	6,726	(6,634)	17,765
Accumulated other comprehensive income (loss)	427	(2)	(69)	71	427

Total stockholders’ equity	18,680	(19)	10,262	(10,243)	18,680

Total liabilities and stockholders’ equity	$25,714	$9,900	$34,741	$(26,699)	$43,656

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2007
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$1,414	$-	$1,050	$-	$2,464
Restricted cash	23	2	6	-	31
Receivables, net	1	119	7,571	-	7,691
Inventories	-	569	3,504	-	4,073
Deferred income taxes	-	-	247	-	247
Prepaid expenses and other	-	11	164	-	175
Assets held for sale	-	-	306	-	306

Total current assets	1,438	701	12,848	-	14,987

Property, plant and equipment, at cost	-	6,681	18,918	-	25,599
Accumulated depreciation	-	(420)	(3,619)	-	(4,039)

Property, plant and equipment, net	-	6,261	15,299	-	21,560

Intangible assets, net	-	2	288	-	290
Goodwill	-	1,816	2,203	-	4,019
Investment in Valero Energy affiliates	7,080	1,183	73	(8,336)	-
Long-term notes receivable from affiliates	17,321	-	-	(17,321)	-
Deferred charges and other assets, net	386	165	1,315	-	1,866

Total assets	$26,225	$10,128	$32,026	$(25,657)	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$7	$382	$3	$-	$392
Accounts payable	234	302	9,051	-	9,587
Accrued expenses	79	55	366	-	500
Taxes other than income taxes	-	25	607	-	632
Income taxes payable	227	115	157	-	499
Deferred income taxes	21	272	-	-	293
Liabilities related to assets held for sale	-	-	11	-	11

Total current liabilities	568	1,151	10,195	-	11,914

Long-term debt and capital lease obligations, less current portion	5,527	903	40	-	6,470

Long-term notes payable to affiliates	-	7,763	9,558	(17,321)	-

Deferred income taxes	852	57	3,112	-	4,021

Other long-term liabilities	771	181	858	-	1,810

Stockholders’ equity:
Common stock	6	-	2	(2)	6
Additional paid-in capital	7,111	75	2,486	(2,561)	7,111
Treasury stock	(6,097)	-	-	-	(6,097)
Retained earnings	16,914	-	5,764	(5,764)	16,914
Accumulated other comprehensive income (loss)	573	(2)	11	(9)	573

Total stockholders’ equity	18,507	73	8,263	(8,336)	18,507

Total liabilities and stockholders’ equity	$26,225	$10,128	$32,026	$(25,657)	$42,722

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$-	$8,065	$36,073	$(7,498)	$36,640

Costs and expenses:
Cost of sales	-	7,849	33,322	(7,498)	33,673
Refining operating expenses	-	207	926	-	1,133
Retail selling expenses	-	-	190	-	190
General and administrative expenses	(2)	1	118	-	117
Depreciation and amortization expense	-	60	309	-	369

Total costs and expenses	(2)	8,117	34,865	(7,498)	35,482

Operating income (loss)	2	(52)	1,208	-	1,158
Equity in earnings of subsidiaries	651	137	29	(817)	-
Other income (expense), net	281	(18)	190	(438)	15
Interest and debt expense:
Incurred	(135)	(132)	(278)	438	(107)
Capitalized	-	5	19	-	24

Income (loss) before income tax expense (benefit)	799	(60)	1,168	(817)	1,090
Income tax expense (benefit) (1)	65	(89)	380	-	356

Net income (loss)	$734	$29	$788	$(817)	$734

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$-	$15,739	$63,678	$(14,832)	$64,585

Costs and expenses:
Cost of sales	-	15,268	58,906	(14,832)	59,342
Refining operating expenses	-	441	1,806	-	2,247
Retail selling expenses	-	-	378	-	378
General and administrative expenses	(3)	14	241	-	252
Depreciation and amortization expense	-	138	598	-	736

Total costs and expenses	(3)	15,861	61,929	(14,832)	62,955

Operating income (loss)	3	(122)	1,749	-	1,630
Equity in earnings (losses) of subsidiaries	787	176	(92)	(871)	-
Other income (expense), net	573	(26)	382	(894)	35
Interest and debt expense:
Incurred	(272)	(280)	(565)	894	(223)
Capitalized	-	9	34	-	43

Income (loss) before income tax expense (benefit)	1,091	(243)	1,508	(871)	1,485
Income tax expense (benefit) (1)	96	(151)	545	-	490

Net income (loss)	$995	$(92)	$963	$(871)	$995

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$274	$65	$1,463	$-	$1,802

Cash flows from investing activities:
Capital expenditures	-	(247)	(931)	-	(1,178)
Deferred turnaround and catalyst costs	-	(50)	(153)	-	(203)
Return of investment in Cameron Highway Oil Pipeline Company, net	-	-	12	-	12
Advance proceeds related to sale of assets	-	-	17	-	17
Contingent payments in connection with acquisitions	-	-	(25)	-	(25)
Investments in subsidiaries	(215)	-	-	215	-
Net intercompany loan repayments	210	-	-	(210)	-
Minor acquisitions and other investing activities, net	-	-	(43)	-	(43)

Net cash used in investing activities	(5)	(297)	(1,123)	5	(1,420)

Cash flows from financing activities:
Long-term note repayments	(6)	(368)	-	-	(374)
Bank credit agreements:
Borrowings	296	-	-	-	296
Repayments	(296)	-	-	-	(296)
Purchase of common stock for treasury	(700)	-	-	-	(700)
Issuance of common stock in connection with employee benefit plans	11	-	-	-	11
Benefit from tax deduction in excess of recognized stock-based compensation cost	13	-	-	-	13
Common stock dividends	(143)	-	-	-	(143)
Net intercompany borrowings (repayments)	-	600	(810)	210	-
Capital contributions from parent	-	-	215	(215)	-
Other financing activities	-	-	(2)	-	(2)

Net cash provided by (used in) financing activities	(825)	232	(597)	(5)	(1,195)

Effect of foreign exchange rate changes on cash	-	-	(7)	-	(7)

Net decrease in cash and temporary cash investments	(556)	-	(264)	-	(820)
Cash and temporary cash investments at beginning of period	1,414	-	1,050	-	2,464

Cash and temporary cash investments at end of period	$858	$-	$786	$-	$1,644

(1)
The information presented herein excludes a $918 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Valero Refining Company-Tennessee, L.L.C. (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2008.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$985	$591	$2,775	$-	$4,351

Cash flows from investing activities:
Capital expenditures	-	(168)	(874)	-	(1,042)
Deferred turnaround and catalyst costs	-	(24)	(206)	-	(230)
Investment in Cameron Highway Oil Pipeline Company, net	-	-	(215)	-	(215)
Advance proceeds related to sale of assets	-	-	96	-	96
Contingent payments in connection with acquisitions	-	(25)	(50)	-	(75)
Investments in subsidiaries	(3,658)	(58)	-	3,716	-
Return of investment	2,222	-	3	(2,225)	-
Net intercompany loan repayments	3,100	-	-	(3,100)	-
Other investing activities, net	-	5	10	-	15

Net cash provided by (used in) investing activities	1,664	(270)	(1,236)	(1,609)	(1,451)

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	-	-	-	2,245
Repayments	(230)	(183)	-	-	(413)
Bank credit agreements:
Borrowings	3,000	-	-	-	3,000
Repayments	(3,000)	-	-	-	(3,000)
Purchase of common stock for treasury	(4,181)	-	-	-	(4,181)
Issuance of common stock in connection with employee benefit plans	111	-	-	-	111
Benefit from tax deduction in excess of recognized stock-based compensation cost	215	-	-	-	215
Common stock dividends	(139)	-	-	-	(139)
Dividends to parent	-	(3)	(2,222)	2,225	-
Capital contributions from parent	-	-	3,716	(3,716)	-
Net intercompany loan repayments	-	(135)	(2,965)	3,100	-
Other financing activities	(19)	-	(2)	-	(21)

Net cash used in financing activities	(1,998)	(321)	(1,473)	1,609	(2,183)

Effect of foreign exchange rate changes on cash	-	-	29	-	29

Net increase in cash and temporary cash investments	651	-	95	-	746
Cash and temporary cash investments at beginning of period	712	-	878	-	1,590

Cash and temporary cash investments at end of period	$1,363	$-	$973	$-	$2,336

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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our operations in the first six months of 2008. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The weakening of industry fundamentals for refined products that we experienced in the fourth quarter of 2007 continued during the first six months of 2008. Gasoline margins declined significantly in the first six months of 2008 compared to the same period in the prior year. The decline was primarily due to increasing costs of crude oil and other feedstocks combined with a decrease in gasoline demand. The increasing costs of crude oil and other feedstocks also negatively affected margins on certain secondary refined products, such as asphalt, fuel oils, petroleum coke, and petrochemical feedstocks during the first six months of 2008. However, diesel margins in the first six months of 2008 were favorable compared to the first six months of 2007 primarily due to continued strong global demand.
Because more than 65% of our total crude oil throughput consists of sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Sour crude oil differentials for the first six months of 2008 remained wide and improved compared to the differentials in the first six months of 2007, thereby significantly benefiting our results of operations in the 2008 period.
Regarding operations, on January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. We resumed partial operation of the refinery in mid-February, and during the second quarter of 2008, we completed the repairs and resumed full operations of the refinery. During the first six months of 2008, this incident reduced our operating income by approximately $220 million.
The unfavorable effect of weaker margins for gasoline and secondary refined products more than offset favorable diesel margins and sour crude oil differentials in the second quarter and first six months of 2008. We reported income from continuing operations of $734 million, or $1.37 per share, for the second quarter of 2008, compared to $2.1 billion, or $3.57 per share, for the second quarter of 2007. Income from continuing operations was $995 million, or $1.85 per share, for the first six months of 2008 compared to $3.2 billion, or $5.28 per share, for the first six months of 2007. The results for the first six months of 2008 included approximately $100 million of pre-tax income, or $0.12 per share, resulting from a settlement of our business interruption claims related to the fire at our McKee Refinery in the first quarter of 2007. During the first six months of 2008, we purchased $700 million of our common stock under our board-authorized programs and repaid $367 million of callable debt that was due in 2013. In addition, during the second quarter of 2008, we increased our quarterly common stock dividend by 25% to $0.15 per share.
Effective July 1, 2008, we sold our refinery in Krotz Springs, Louisiana to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. Initial proceeds from the sale were $333 million, plus $143 million for a preliminary working capital settlement. In addition, we received contingent consideration in the form of a three-year earn-out agreement based on certain product margins.

RESULTS OF OPERATIONS
Second Quarter 2008 Compared to Second Quarter 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2008	2007 (a)	Change
Operating revenues	$36,640	$24,202	$12,438

Costs and expenses:
Cost of sales	33,673	19,310	14,363
Refining operating expenses	1,133	985	148
Retail selling expenses	190	200	(10)
General and administrative expenses	117	177	(60)
Depreciation and amortization expense:
Refining	336	302	34
Retail	24	22	2
Corporate	9	13	(4)

Total costs and expenses	35,482	21,009	14,473

Operating income	1,158	3,193	(2,035)
Other income, net	15	7	8
Interest and debt expense:
Incurred	(107)	(110)	3
Capitalized	24	27	(3)

Income from continuing operations before income tax expense	1,090	3,117	(2,027)
Income tax expense	356	1,055	(699)

Income from continuing operations	734	2,062	(1,328)
Income from discontinued operations, net of income tax expense	-	187	(187)

Net income	$734	$2,249	$(1,515)

Earnings per common share – assuming dilution:
Continuing operations	$ 1.37	$ 3.57	$ (2.20)
Discontinued operations	-	0.32	(0.32)

Total	$ 1.37	$ 3.89	$ (2.52)

See the footnote references on page 37.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2008	2007	Change
Refining (a):
Operating income	$ 1,235	$ 3,327	$ (2,092)
Throughput margin per barrel (b)	$ 10.82	$ 18.14	$ (7.32)
Operating costs per barrel:
Refining operating expenses	$ 4.53	$ 3.87	$ 0.66
Depreciation and amortization	1.35	1.19	0.16
Total operating costs per barrel	$ 5.88	$ 5.06	$ 0.82

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	593	618	(25)
Medium/light sour crude	715	650	65
Acidic sweet crude	80	86	(6)
Sweet crude	658	717	(59)
Residuals	253	273	(20)
Other feedstocks	128	150	(22)
Total feedstocks	2,427	2,494	(67)
Blendstocks and other	319	300	19

Total throughput volumes	2,746	2,794	(48)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,232	1,277	(45)
Distillates	982	913	69
Petrochemicals	77	81	(4)
Other products (c)	446	517	(71)

Total yields	2,737	2,788	(51)

Retail – U.S.:
Operating income	$ 25	$ 37	$ (12)
Company-operated fuel sites (average)	949	958	(9)
Fuel volumes (gallons per day per site)	5,104	5,006	98
Fuel margin per gallon	$ 0.129	$ 0.202	$ (0.073)
Merchandise sales	$ 282	$ 269	$ 13
Merchandise margin (percentage of sales)	29.8%	29.8%	-%
Margin on miscellaneous sales	$ 22	$ 24	$ (2)
Retail selling expenses	$ 121	$ 139	$ (18)
Depreciation and amortization expense	$ 16	$ 16	$ -

Retail – Canada:
Operating income	$ 24	$ 19	$ 5
Fuel volumes (thousand gallons per day)	3,103	3,144	(41)
Fuel margin per gallon	$ 0.270	$ 0.222	$ 0.048
Merchandise sales	$ 54	$ 47	$ 7
Merchandise margin (percentage of sales)	28.6%	28.3%	0.3%
Margin on miscellaneous sales	$ 10	$ 9	$ 1
Retail selling expenses	$ 69	$ 61	$ 8
Depreciation and amortization expense	$ 8	$ 6	$ 2

See the footnote references on page 37.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2008	2007	Change
Gulf Coast:
Operating income	$ 1,043	$ 1,935	$ (892)
Throughput volumes (thousand barrels per day)	1,495	1,543	(48)
Throughput margin per barrel (b)	$ 13.25	$ 18.52	$ (5.27)
Operating costs per barrel:
Refining operating expenses	$ 4.34	$ 3.65	$ 0.69
Depreciation and amortization	1.24	1.09	0.15

Total operating costs per barrel	$ 5.58	$ 4.74	$ 0.84

Mid-Continent (a):
Operating income	$ 103	$ 483	$ (380)
Throughput volumes (thousand barrels per day)	439	373	66
Throughput margin per barrel (b)	$ 7.85	$ 19.96	$ (12.11)
Operating costs per barrel:
Refining operating expenses	$ 3.99	$ 4.42	$ (0.43)
Depreciation and amortization	1.27	1.34	(0.07)

Total operating costs per barrel	$ 5.26	$ 5.76	$ (0.50)

Northeast:
Operating income (loss)	$ (35)	$ 523	$ (558)
Throughput volumes (thousand barrels per day)	527	577	(50)
Throughput margin per barrel (b)	$ 5.81	$ 14.83	$ (9.02)
Operating costs per barrel:
Refining operating expenses	$ 5.06	$ 3.62	$ 1.44
Depreciation and amortization	1.49	1.25	0.24

Total operating costs per barrel	$ 6.55	$ 4.87	$ 1.68

West Coast:
Operating income	$ 124	$ 386	$ (262)
Throughput volumes (thousand barrels per day)	285	301	(16)
Throughput margin per barrel (b)	$ 11.92	$ 20.35	$ (8.43)
Operating costs per barrel:
Refining operating expenses	$ 5.41	$ 4.81	$ 0.60
Depreciation and amortization	1.73	1.42	0.31

Total operating costs per barrel	$ 7.14	$ 6.23	$ 0.91

See the footnote references on page 37.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Three Months Ended June 30,
	2008	2007	Change
Feedstocks:
West Texas Intermediate (WTI) crude oil	$123.98	$64.89	$59.09
WTI less sour crude oil at U.S. Gulf Coast (f)	5.70	3.08	2.62
WTI less Mars crude oil	6.96	2.70	4.26
WTI less Alaska North Slope (ANS) crude oil	0.19	(0.86)	1.05
WTI less Maya crude oil	20.99	9.60	11.39

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	6.60	28.95	(22.35)
No. 2 fuel oil less WTI	23.03	14.95	8.08
Ultra-low-sulfur diesel less WTI	28.85	22.26	6.59
Propylene less WTI	(6.77)	16.67	(23.44)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	5.89	34.09	(28.20)
Low-sulfur diesel less WTI	28.84	25.61	3.23
U.S. Northeast:
Conventional 87 gasoline less WTI	4.34	26.15	(21.81)
No. 2 fuel oil less WTI	24.94	15.41	9.53
Lube oils less WTI	33.65	53.25	(19.60)
U.S. West Coast:
CARBOB 87 gasoline less ANS	16.27	37.36	(21.09)
CARB diesel less ANS	31.02	26.16	4.86

The following notes relate to references on pages 34 through 37.

(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. Therefore, the results of operations of the Lima Refinery for the three months ended June 30, 2007 are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the three months ended June 30, 2007.

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

General
Operating revenues increased 51% for the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of higher refined product prices between the two periods. Operating income of $1.2 billion and income from continuing operations of $734 million for the three months ended June 30, 2008 both decreased 64% from the corresponding amounts in the second quarter of 2007 primarily due to a $2.1 billion decrease in refining segment operating income discussed below. The refining segment operating income and income from continuing operations for the three months ended June 30, 2007 exclude the operations of the Lima Refinery, which are classified as discontinued operations due to our sale of that refinery effective July 1, 2007 as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased from $3.3 billion for the second quarter of 2007 to $1.2 billion for the second quarter of 2008, resulting from a 40% decrease in throughput margin per barrel, a 14% increase in refining operating expenses (including depreciation and amortization expense), and a 2% decline in throughput volumes.
Total refining throughput margins for the second quarter of 2008 compared to the second quarter of 2007 were impacted by the following factors:
•
Gasoline margins decreased significantly in all of our refining regions in the second quarter of 2008 compared to the margins in the second quarter of 2007. The decline in gasoline margins for the second quarter of 2008 was primarily due to a significant increase in the cost of crude oil and other feedstocks combined with a decrease in demand and an increase in gasoline inventory levels.

•
Margins on various secondary refined products such as asphalt, fuel oils, propylene, and petroleum coke declined significantly from the second quarter of 2007 to the second quarter of 2008 as prices for these products did not increase in proportion to the large increase in the costs of the feedstocks used to produce them.

•
Distillate margins in the second quarter of 2008 increased in all of our refining regions from the margins in the second quarter of 2007. The increase in distillate margins was primarily due to continued strong global demand.

•
Medium and heavy sour crude oil feedstock differentials to WTI crude oil during the second quarter of 2008 remained wide and were approximately double the differentials in the second quarter of 2007. These favorable differentials were attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel.

•
Throughput volumes decreased 48,000 barrels per day during the second quarter of 2008 compared to the second quarter of 2007 due to the fire at our Aruba Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, downtime for maintenance at our Port Arthur and Delaware City Refineries, and economic decisions to reduce throughputs in certain of our refineries as a result of unfavorable market fundamentals, partially offset by the 2007 shutdown of our McKee Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

Refining operating expenses, excluding depreciation and amortization expense, were 15% higher for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily due to an increase in energy costs for electricity and natural gas. Refining depreciation and amortization expense increased

11% from the second quarter of 2007 to the second quarter of 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income of $49 million for the quarter ended June 30, 2008 decreased by approximately 13% compared to the $56 million reported for the quarter ended June 30, 2007 primarily due to a $0.07 per gallon decrease in average fuel margins in our U.S. retail operations, partially offset by decreased selling expenses mainly attributable to $16 million of costs associated with a reorganization of our U.S. retail operations in the second quarter of 2007.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, decreased $64 million from the second quarter of 2007 to the second quarter of 2008 primarily due to a nonrecurring $13 million termination fee paid in the second quarter of 2007 for the cancellation of our services agreement with NuStar Energy L.P., lower variable compensation expenses, and decreases in legal costs and charitable contributions.
Income tax expense decreased $699 million from the second quarter of 2007 to the second quarter of 2008 mainly as a result of lower operating income.
Income from discontinued operations for the three months ended June 30, 2007 represents net income from the operations of the Lima Refinery prior to its sale effective July 1, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2008	2007 (a)	Change
Operating revenues	$64,585	$42,957	$21,628

Costs and expenses:
Cost of sales	59,342	34,820	24,522
Refining operating expenses	2,247	1,919	328
Retail selling expenses	378	371	7
General and administrative expenses	252	322	(70)
Depreciation and amortization expense:
Refining	667	595	72
Retail	49	40	9
Corporate	20	24	(4)

Total costs and expenses	62,955	38,091	24,864

Operating income	1,630	4,866	(3,236)
Other income, net	35	12	23
Interest and debt expense:
Incurred	(223)	(199)	(24)
Capitalized	43	58	(15)

Income from continuing operations before income tax expense	1,485	4,737	(3,252)
Income tax expense	490	1,587	(1,097)

Income from continuing operations	995	3,150	(2,155)
Income from discontinued operations, net of income tax expense	-	243	(243)

Net income	$995	$3,393	$(2,398)

Earnings per common share – assuming dilution:
Continuing operations	$ 1.85	$ 5.28	$ (3.43)
Discontinued operations	-	0.40	(0.40)

Total	$ 1.85	$ 5.68	$ (3.83)

See the footnote references on page 43.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2008	2007	Change
Refining (a):
Operating income	$ 1,803	$ 5,103	$ (3,300)
Throughput margin per barrel (b)	$ 9.68	$ 15.19	$ (5.51)
Operating costs per barrel:
Refining operating expenses	$ 4.61	$ 3.83	$ 0.78
Depreciation and amortization	1.37	1.18	0.19

Total operating costs per barrel	$ 5.98	$ 5.01	$ 0.97

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	587	654	(67)
Medium/light sour crude	685	632	53
Acidic sweet crude	77	85	(8)
Sweet crude	643	711	(68)
Residuals	223	259	(36)
Other feedstocks	144	151	(7)

Total feedstocks	2,359	2,492	(133)
Blendstocks and other	318	278	40

Total throughput volumes	2,677	2,770	(93)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,228	1,263	(35)
Distillates	927	912	15
Petrochemicals	77	82	(5)
Other products (c)	442	513	(71)

Total yields	2,674	2,770	(96)

Retail – U.S.:
Operating income	$ 39	$ 61	$ (22)
Company-operated fuel sites (average)	949	961	(12)
Fuel volumes (gallons per day per site)	5,023	4,994	29
Fuel margin per gallon	$ 0.121	$ 0.163	$ (0.042)
Merchandise sales	$ 527	$ 502	$ 25
Merchandise margin (percentage of sales)	30.1%	29.9%	0.2%
Margin on miscellaneous sales	$ 50	$ 49	$ 1
Retail selling expenses	$ 241	$ 252	$ (11)
Depreciation and amortization expense	$ 33	$ 27	$ 6

Retail – Canada:
Operating income	$ 60	$ 48	$ 12
Fuel volumes (thousand gallons per day)	3,191	3,257	(66)
Fuel margin per gallon	$ 0.286	$ 0.234	$ 0.052
Merchandise sales	$ 100	$ 84	$ 16
Merchandise margin (percentage of sales)	28.5%	28.8%	(0.3)%
Margin on miscellaneous sales	$ 19	$ 18	$ 1
Retail selling expenses	$ 137	$ 119	$ 18
Depreciation and amortization expense	$ 16	$ 13	$ 3

See the footnote references on page 43.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2008	2007	Change
Gulf Coast:
Operating income	$ 1,480	$ 3,018	$ (1,538)
Throughput volumes (thousand barrels per day)	1,437	1,534	(97)
Throughput margin per barrel (b)	$ 11.46	$ 15.47	$ (4.01)
Operating costs per barrel:
Refining operating expenses	$ 4.52	$ 3.55	$ 0.97
Depreciation and amortization	1.28	1.05	0.23

Total operating costs per barrel	$ 5.80	$ 4.60	$ 1.20

Mid-Continent (a):
Operating income	$ 218	$ 574	$ (356)
Throughput volumes (thousand barrels per day)	426	363	63
Throughput margin per barrel (b)	$ 8.28	$ 14.81	$ (6.53)
Operating costs per barrel:
Refining operating expenses	$ 4.16	$ 4.57	$ (0.41)
Depreciation and amortization	1.30	1.50	(0.20)

Total operating costs per barrel	$ 5.46	$ 6.07	$ (0.61)

Northeast:
Operating income (loss)	$ (30)	$ 812	$ (842)
Throughput volumes (thousand barrels per day)	541	575	(34)
Throughput margin per barrel (b)	$ 5.91	$ 12.73	$ (6.82)
Operating costs per barrel:
Refining operating expenses	$ 4.77	$ 3.69	$ 1.08
Depreciation and amortization	1.45	1.24	0.21

Total operating costs per barrel	$ 6.22	$ 4.93	$ 1.29

West Coast:
Operating income	$ 135	$ 699	$ (564)
Throughput volumes (thousand barrels per day)	273	298	(25)
Throughput margin per barrel (b)	$ 9.99	$ 18.97	$ (8.98)
Operating costs per barrel:
Refining operating expenses	$ 5.48	$ 4.60	$ 0.88
Depreciation and amortization	1.80	1.41	0.39

Total operating costs per barrel	$ 7.28	$ 6.01	$ 1.27

See the footnote references on page 43.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Six Months Ended June 30,
	2008	2007	Change
Feedstocks:
WTI crude oil	$ 110.96	$ 61.45	$ 49.51
WTI less sour crude oil at U.S. Gulf Coast (f)	5.77	4.50	1.27
WTI less Mars crude oil	6.97	3.81	3.16
WTI less ANS crude oil	0.75	0.72	0.03
WTI less Maya crude oil	18.90	11.11	7.79

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	5.42	19.58	(14.16)
No. 2 fuel oil less WTI	19.11	12.38	6.73
Ultra-low-sulfur diesel less WTI	24.61	19.81	4.80
Propylene less WTI	(3.77)	16.44	(20.21)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	5.43	23.11	(17.68)
Low-sulfur diesel less WTI	24.88	22.97	1.91
U.S. Northeast:
Conventional 87 gasoline less WTI	3.70	19.08	(15.38)
No. 2 fuel oil less WTI	21.35	13.38	7.97
Lube oils less WTI	32.97	58.53	(25.56)
U.S. West Coast:
CARBOB 87 gasoline less ANS	13.32	33.67	(20.35)
CARB diesel less ANS	26.14	26.35	(0.21)

The following notes relate to references on pages 40 through 43.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery for the six months ended June 30, 2007 are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery for the six months ended June 30, 2007.

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

General
Operating revenues increased 50% for the first six months of 2008 compared to the first six months of 2007 primarily as a result of higher refined product prices between the two periods. Operating income of $1.6 billion and income from continuing operations of $1.0 billion for the six months ended June 30, 2008 decreased 67% and 68%, respectively, from the corresponding amounts in the first six months of 2007 primarily due to a $3.3 billion decrease in refining segment operating income discussed below. The refining segment operating income and income from continuing operations for the six months ended June 30, 2007 exclude the operations of the Lima Refinery, which are classified as discontinued operations due to our sale of that refinery effective July 1, 2007 as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased from $5.1 billion for the first six months of 2007 to $1.8 billion for the first six months of 2008, resulting from a 36% decrease in throughput margin per barrel, a 16% increase in refining operating expenses (including depreciation and amortization expense), and a 3% decline in throughput volumes.
Total refining throughput margins for the first six months of 2008 compared to the first six months of 2007 were impacted by the following factors:
•
Gasoline margins decreased significantly in all of our refining regions in the first six months of 2008 compared to the margins in the first six months of 2007. The decline in gasoline margins for the first six months of 2008 was primarily due to a significant increase in the cost of crude oil and other feedstocks combined with a decrease in demand and an increase in gasoline inventory levels.

•
Margins on various secondary refined products such as asphalt, fuel oils, propylene, and petroleum coke declined significantly from the first six months of 2007 to the first six months of 2008 as prices for these products did not increase in proportion to the large increase in the costs of the feedstocks used to produce them.

•
Average distillate margins in the first six months of 2008 increased significantly from the margins in the first six months of 2007. The increase in distillate margins was primarily due to continued strong global demand.

•
Medium and heavy sour crude oil feedstock differentials to WTI crude oil during the first six months of 2008 remained wide and were wider than the differentials in the first six months of 2007. These favorable differentials were attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel.

•
Throughput volumes decreased 93,000 barrels per day during the first six months of 2008 compared to the first six months of 2007 due to the fire at our Aruba Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, downtime for maintenance at our Port Arthur and Delaware City Refineries, and economic decisions to reduce throughputs in certain of our refineries as a result of unfavorable market fundamentals, partially offset by the 2007 shutdown of our McKee Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

•
Throughput margin for the first six months of 2008 included approximately $100 million related to the McKee Refinery business interruption settlement discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

Refining operating expenses, excluding depreciation and amortization expense, were 17% higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increases in energy costs, maintenance expense, and outside services. Refining depreciation and amortization expense increased 12% from the first six months of 2007 to the first six months of 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income of $99 million for the six months ended June 30, 2008 decreased by approximately 9% compared to the $109 million reported for the six months ended June 30, 2007 as increases in selling expenses and depreciation and amortization expense, combined with a $0.04 per gallon decline in average fuel margins in our U.S. retail operations, more than offset higher margins from fuel sales in Canada and an increase in in-store sales.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, decreased $74 million from the first six months of 2007 to the first six months of 2008 primarily due to the nonrecurrence of 2007 expenses related to executive retirement costs and a $13 million termination fee paid for the cancellation of our services agreement with NuStar Energy L.P., lower variable compensation expenses, and decreases in legal costs and charitable contributions.
“Other income, net” for the first six months of 2008 included a $14 million gain on the redemption of our 9.5% senior notes as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements.
Interest and debt expense increased from the first six months of 2007 to the first six months of 2008 due mainly to the issuance of $2.25 billion of notes in June 2007 to fund our accelerated share repurchase program and reduced capitalized interest resulting from a reduced balance of capital projects under construction and lower interest rates, partially offset by the effect of debt repayments during 2007 and 2008.
Income tax expense decreased $1.1 billion from the first six months of 2007 to the first six months of 2008 mainly as a result of lower operating income.
Income from discontinued operations for the six months ended June 30, 2007 represents net income from the operations of the Lima Refinery prior to its sale effective July 1, 2007.
OUTLOOK
Based on current forward market indicators, our outlook for refined product margins for the remainder of 2008 continues to be mixed. With respect to the gasoline market, we expect the high price of crude oil and other feedstocks, high retail prices, and the economic slowdown to continue to unfavorably impact gasoline demand. We expect the combination of weak demand and growing competition from ethanol to continue pressuring gasoline margins. As a result, we expect continuing industry-wide reductions in gasoline production. Our outlook for distillate margins is more favorable as diesel demand globally continues to be strong.
In regard to feedstocks, sour crude oil differentials have declined from second quarter levels. However, we expect sour crude oil differentials to be favorable during the second half of 2008. Although residual fuel oil differentials have narrowed in July, we expect those differentials to increase later in the third quarter, which should contribute to continuing wide sour crude oil differentials.
With the completion of maintenance performed at the Aruba, Port Arthur, and Delaware City Refineries in the second quarter of 2008, we expect operations at those refineries to return to normal levels in the third quarter. Our turnaround schedule for the third quarter is relatively light, which should benefit our results of operations during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2008 and 2007
Net cash provided by operating activities for the six months ended June 30, 2008 was $1.8 billion compared to $4.4 billion for the six months ended June 30, 2007. The decrease in cash generated from operating activities was primarily due to the decrease in net income discussed above under “Results of Operations,” partially offset by a $129 million increase from a favorable change in working capital between the periods. Changes in cash provided by or used for working capital during the first six months of 2008 and 2007 are shown in Note 8 of Condensed Notes to Consolidated Financial Statements. Working capital changes in the first six months of 2008 were impacted in large part by the following factors: (i) a significant increase in crude oil prices, (ii) the termination in the first quarter of 2008 of certain agreements related to the sale of the Lima Refinery to Husky, (iii) a reduction in throughput and sales volumes mainly due to downtime at certain of our refineries, and (iv) delayed receivable collections at year-end 2007.
The net cash generated from operating activities during the first six months of 2008, combined with $820 million of available cash on hand, were used mainly to:
•	fund $1.4 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make an early redemption of our 9.5% senior notes for $367 million and scheduled long-term note repayments of $7 million;

•	purchase 12.6 million shares of our common stock at a cost of $700 million;

•	fund a $25 million contingent earn-out payment in connection with the acquisition of the St. Charles Refinery and a $57 million acquisition primarily of an interest in a refined product pipeline; and

•	pay common stock dividends of $143 million.
The net cash generated from operating activities during the first six months of 2007, combined with $2.245 billion of proceeds from the issuance of long-term notes, a $215 million benefit from tax deductions in excess of recognized stock-based compensation cost, and $111 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $1.3 billion of capital expenditures and deferred turnaround and catalyst costs;

•	purchase 61.9 million shares of our common stock at a cost of $4.2 billion;

•	make an early debt repurchase of $183 million and a scheduled debt repayment of $230 million;

•	fund capital contributions of $215 million to Cameron Highway Oil Pipeline Company to enable the joint venture to redeem all of its outstanding debt;

•	fund contingent earn-out payments in connection with the acquisition of the St. Charles Refinery and the Delaware City Refinery of $50 million and $25 million, respectively;

•	pay common stock dividends of $139 million; and

•	increase available cash on hand by $746 million.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the six months ended June 30, 2007. Cash provided by operating activities related to our discontinued operations was $260 million for the six months ended June 30, 2007. Cash used in investing activities related to the Lima Refinery was $14 million for the six months ended June 30, 2007.
Capital Investments
During the six months ended June 30, 2008, we expended $1.2 billion for capital expenditures and $203 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2008 included $236 million of costs related to environmental projects.
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
For 2008, we expect to incur approximately $3.8 billion for capital investments, including approximately $3.4 billion for capital expenditures (approximately $600 million of which is for environmental projects) and approximately $400 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures incurred in 2008 related to the earn-out contingency agreement discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
Krotz Springs Refinery Disposition
Effective July 1, 2008, we consummated the sale of our Krotz Springs Refinery to Alon. Initial proceeds from the sale were $333 million, plus $143 million representing a preliminary working capital settlement related to the sale of inventory by our marketing and supply subsidiary. The working capital settlement is expected to be finalized within 90 days after the effective date of the sale. In addition to the cash consideration received, we also received contingent consideration in the form of a three-year earn-out agreement based on certain product margins, which had a fair value of approximately $170 million as of July 1, 2008. We have hedged the risk of a decline in the referenced product margins subsequent to the acquisition date by entering into certain commodity derivative contracts. In addition, we entered into various agreements with Alon as further described in Note 3 of Condensed Notes to Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2008, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.750% of stated value. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
During the six months ended June 30, 2008, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of June 30, 2008, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

Rating Agency	Rating
Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa3 (under review for upgrade)
Fitch Ratings	BBB (stable outlook)
Other Commercial Commitments
As of June 30, 2008, our committed lines of credit included:

Borrowing
	Capacity	Expiration
Letter of credit facility	$300 million	June 2009
Revolving credit facility	$2.5 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million to support certain of our crude oil purchases. We are being charged letter of credit issuance fees in connection with the letter of credit facility.
As of June 30, 2008, we had $663 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $898 million of letters of credit outstanding under our committed revolving credit facilities, excluding our Canadian facility. Under our Canadian committed revolving credit facility, we had Cdn. $16 million of letters of credit outstanding as of June 30, 2008. These letters of credit expire during 2008 and 2009.
Stock Purchase Programs
During the first six months of 2008, we purchased 12.6 million shares of our common stock at a cost of $700 million in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors in April 2007.
On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As June 30, 2008, we had made no purchases of our common stock under the new $3 billion program. As of June 30, 2008, we have approvals under these stock purchase programs to purchase approximately $3.7 billion of our common stock.
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

Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled approximately $70 million as of June 30, 2008, are reflected as “restricted cash” in our consolidated balance sheet.
Other
In July 2008, we entered into an agreement to participate as a prospective shipper on the 500,000 barrel-per-day expansion of the Keystone crude oil pipeline system, which is expected to be completed by 2012. Once completed, the pipeline will enable crude oil to be transported from Western Canada to the U.S. Gulf Coast at Port Arthur, Texas. In addition to our commitment to ship crude oil through the pipeline, we have an option to acquire an equity interest in the Keystone partnerships. We have also secured commitments from several Canadian oil producers to sell to us heavy sour crude oil for shipment through the pipeline.
In April 2008, we made a $20 million contribution to our qualified pension plans, and in July 2008, we made an additional $80 million contribution to those plans. We do not expect to make any additional contributions to our qualified pension plans during 2008.
During the first quarter of 2007, our McKee Refinery was shut down due to a fire originating in its propane deasphalting unit, resulting in business interruption losses for which we submitted claims to our insurance carriers under our insurance policies. We reached a settlement with the insurance carriers on our claims, resulting in pre-tax income of approximately $100 million in the first quarter of 2008 that was recorded as a reduction to “cost of sales.”
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. As of June 30, 2008, we had completed the repairs and resumed full operations of the refinery. During the first six months of 2008, this incident reduced our operating income by approximately $220 million.
In November 2007, January 2008, and March 2008, we announced plans to explore strategic alternatives related to our Aruba Refinery, Memphis Refinery, and Ardmore Refinery, respectively. We are continuing to pursue potential transactions for these assets, which may include the sale of these assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of December 31, 2007, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. The facility had a maturity date of August 2008. In June 2008, we amended our agreement to extend the maturity date to June 2009. As of June 30, 2008 and December 31, 2007, the amount of eligible receivables sold to the third parties was $100 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of June 30, 2008 and December 31, 2007 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
Fair Value Hedges – Fair value hedges are used to hedge our recognized refining inventories (which had a carrying amount of $4.6 billion and $3.8 billion as of June 30, 2008 and December 31, 2007, respectively, and a fair value of $15.0 billion and $10.0 billion as of June 30, 2008 and December 31, 2007, respectively) and our unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future).
Cash Flow Hedges – Cash flow hedges are used to hedge our forecasted feedstock and product purchases, refined product sales, and natural gas purchases.
Economic Hedges – Economic hedges are hedges not designated as fair value or cash flow hedges that are used to:
–	manage price volatility in refinery feedstock and refined product inventories, and

–	manage price volatility in forecasted feedstock and product purchases, refined product sales, and natural gas purchases.
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

	June 30, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2008 (crude oil and refined products)	11,332	$135.66	N/A	$1,537	$1,587	$50
Futures – short:
2008 (crude oil and refined products)	18,930	N/A	$133.16	2,521	2,654	(133)

Cash Flow Hedges:
Swaps – long:
2008 (crude oil and refined products)	10,650	102.07	141.09	N/A	416	416
2009 (crude oil and refined products)	12,060	118.75	140.64	N/A	264	264
Swaps – short:
2008 (crude oil and refined products)	10,650	168.01	121.51	N/A	(495)	(495)
2009 (crude oil and refined products)	12,060	167.84	144.01	N/A	(287)	(287)
Futures – long:
2008 (crude oil and refined products)	1,408	131.76	N/A	186	198	12
Futures – short:
2008 (crude oil and refined products)	980	N/A	124.08	122	138	(16)

Economic Hedges:
Swaps – long:
2008 (crude oil and refined products)	14,028	71.97	77.88	N/A	83	83
2009 (crude oil and refined products)	9,000	127.18	140.64	N/A	121	121
2010 (crude oil and refined products)	9,600	126.67	138.29	N/A	112	112
2011 (crude oil and refined products)	3,900	124.78	136.92	N/A	47	47
Swaps – short:
2008 (crude oil and refined products)	10,798	110.59	103.95	N/A	(72)	(72)
2009 (crude oil and refined products)	9,000	157.40	144.35	N/A	(117)	(117)
2010 (crude oil and refined products)	9,600	154.10	140.29	N/A	(133)	(133)
2011 (crude oil and refined products)	3,900	150.41	136.66	N/A	(54)	(54)
Futures – long:
2008 (crude oil and refined products)	38,922	138.92	N/A	5,407	5,732	325
2009 (crude oil and refined products)	45	160.79	N/A	7	7	-
2008 (natural gas)	750	12.67	N/A	10	10	-
Futures – short:
2008 (crude oil and refined products)	36,213	N/A	134.31	4,864	5,316	(452)
2009 (crude oil and refined products)	18	N/A	163.83	3	3	-

Trading Activities:
Swaps – long:
2008 (crude oil and refined products)	8,364	15.48	21.45	N/A	50	50
2009 (crude oil and refined products)	750	141.21	151.59	N/A	8	8
Swaps – short:
2008 (crude oil and refined products)	8,379	21.79	15.92	N/A	(49)	(49)
2009 (crude oil and refined products)	750	156.68	145.45	N/A	(8)	(8)

Futures – long:
2008 (crude oil and refined products)	15,595	139.77	N/A	2,180	2,338	158
2009 (crude oil and refined products)	1,852	112.19	N/A	208	261	53
2008 (natural gas)	1,350	12.47	N/A	17	18	1

	June 30, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Futures – short:
2008 (crude oil and refined products)	15,595	N/A	$137.95	$2,151	$2,326	$(175)
2009 (crude oil and refined products)	1,852	N/A	109.31	202	262	(60)
2008 (natural gas)	1,350	N/A	12.69	17	18	(1)

Total pre-tax fair value of open positions						$(352)

	December 31, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value
Fair Value Hedges:
Futures – long:
2008 (crude oil and refined products)	68,873	$97.69	N/A	$6,728	$6,961	$233
Futures – short:
2008 (crude oil and refined products)	79,188	N/A	$96.89	7,673	8,005	(332)

Cash Flow Hedges:
Swaps – long:
2008 (crude oil and refined products)	18,175	81.44	98.50	N/A	310	310
Swaps – short:
2008 (crude oil and refined products)	18,175	102.55	86.25	N/A	(296)	(296)
Futures – long:
2008 (crude oil and refined products)	80,960	103.50	N/A	8,379	8,596	217
Futures – short:
2008 (crude oil and refined products)	73,735	N/A	103.62	7,640	7,826	(186)

Economic Hedges:
Swaps – long:
2008 (crude oil and refined products)	12,012	33.16	39.48	N/A	76	76
Swaps – short:
2008 (crude oil and refined products)	7,397	63.91	54.25	N/A	(71)	(71)
Futures – long:
2008 (crude oil and refined products)	77,902	96.20	N/A	7,494	7,802	308
Futures – short:
2008 (crude oil and refined products)	76,426	N/A	96.18	7,351	7,663	(312)
Options – long:
2008 (crude oil and refined products)	89	47.72	N/A	-	1	1

Trading Activities:
Swaps – long:
2008 (crude oil and refined products)	14,677	11.77	12.98	N/A	18	18
Swaps – short:
2008 (crude oil and refined products)	15,952	12.47	11.56	N/A	(15)	(15)
Futures – long:
2008 (crude oil and refined products)	28,801	98.01	N/A	2,823	2,923	100
Futures – short:
2008 (crude oil and refined products)	28,766	N/A	98.20	2,824	2,920	(96)
Options – short:
2008 (crude oil and refined products)	66	N/A	49.00	1	1	-

Total pre-tax fair value of open positions						$(45)

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2008 and December 31, 2007.

	June 30, 2008
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Long-term Debt:
Fixed rate	$-	$209	$33	$418	$759	$5,085	$6,504	$6,518
Average interest rate	-	3.6%	6.8%	6.4%	6.9%	6.7%	6.6%

	December 31, 2007
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Long-term Debt:
Fixed rate	$356	$209	$33	$418	$759	$5,086	$6,861	$7,109
Average interest rate	9.4%	3.6%	6.8%	6.4%	6.9%	6.7%	6.8%
FOREIGN CURRENCY RISK
As of June 30, 2008, we had commitments to purchase $829 million of U.S. dollars. These contracts matured on or before July 29, 2008, resulting in a $6 million loss in the third quarter of 2008.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2008.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007 or our quarterly report on Form 10-Q for the quarter ended March 31, 2008.
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
United States Department of Justice (DOJ)/ United States Environmental Protection Agency (EPA) (Corpus Christi West Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2007). In June 2008, we agreed with the DOJ and EPA on a $1.65 million penalty to resolve alleged violations of the Clean Water Act resulting from an oil spill at our Corpus Christi West Refinery in June 2006.
New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). In the second quarter of 2008, the NJDEP issued an air-related Administrative Order and Notice of Civil Administrative Penalty Assessment (Notice) to our Paulsboro Refinery with a proposed penalty of $317,900. The Notice covers certain deviations from permit and regulatory requirements that the refinery had self-reported in 2007. We are pursuing settlement of this Notice with the NJDEP.
Oklahoma Department of Environmental Quality (ODEQ) (Ardmore Refinery). In June 2008, the ODEQ issued a penalty demand of $196,166 for alleged excess air emission violations at our Ardmore Refinery occurring in 2006 and 2007. We are in settlement discussions with the ODEQ to resolve this matter.
State of Ohio, Office of the Attorney General, Environmental Enforcement (The Premcor Refining Group Inc. former Clark Retail Enterprises, Inc. retail sites). In June 2008, the Attorney General’s office of the State of Ohio issued a penalty demand of $11,133,000 to our wholly owned subsidiary, The Premcor Refining Group Inc., for alleged environmental violations arising from a predecessor’s operation or ownership of underground storage tanks at several sites. We are in settlement discussions with the Ohio Attorney General to resolve this matter.

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

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)

April 2008	536	$49.55	536	-	$3.85 billion

May 2008	3,132,830	$48.32	550,626	2,582,204	$3.72 billion

June 2008	631,263	$49.07	1,263	630,000	$3.69 billion

Total	3,764,629	$48.44	552,425	3,212,204	$3.69 billion

(1)
The shares reported in this column represent purchases settled in the second quarter of 2008 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Valero’s annual meeting of stockholders (the Annual Meeting) was held May 1, 2008. Matters voted on at the Annual Meeting and the results thereof were as follows:
(a)	Proposal 1: a proposal to elect three Class II directors to serve until the 2011 annual meeting. Valero’s bylaws require each director to be elected by the vote of the majority of the votes cast at the Annual Meeting. For purposes of this election, a “majority of the votes cast” means that the number of shares voted “for” a director’s election exceeds 50% of the number of votes cast with respect to that director’s election. With respect to each nominee, votes “cast” includes votes to withhold authority but excludes abstentions. The election of each Class II director was approved as follows.

Directors	For	Withheld

W.E. “Bill” Bradford	455,897,160	14,751,018
Ronald K. Calgaard	452,573,477	18,074,700
Irl F. Engelhardt	456,141,090	14,507,088

Directors whose terms of office continued after the annual meeting were: Jerry D. Choate, Ruben M. Escobedo, William R. Klesse, Robert Marbut, Donald L. Nickles, Robert A. Profusek, and Susan Kaufman Purcell.
(b)	Proposal 2: a proposal to ratify the appointment of KPMG LLP to serve as Valero’s independent registered public accounting firm for the fiscal year ending December 31, 2008. Proposal 2 required approval by the affirmative vote of a majority of the voting power of the shares present in person or by proxy at the Annual Meeting and entitled to vote. Proposal 2 was approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

462,292,127	4,229,282	4,126,767		n/a

Total Affirmative Votes	Total Negative Votes
462,292,127	8,356,049
Percentage of Shares Present	Percentage of Shares Present and
and Entitled to Vote	Entitled to Vote
98.22%	1.78%

Stockholder Proposals:
(c)	Proposal 3: a stockholder proposal entitled, “Prohibition of Executive Officer Stock Sales During Stock Repurchase Periods” was not approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

21,705,465	369,391,902	4,672,066		74,878,744

Total Affirmative Votes	Total Negative Votes
21,705,465	374,063,968
Percentage of Shares Present	Percentage of Shares Present and
and Entitled to Vote	Entitled to Vote
5.48%	94.52%

(1) (2) See notes on following page.

(d)	Proposal 4: a stockholder proposal entitled, “Stockholder Ratification of Executive Compensation” was not approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

167,728,593	144,840,314	83,201,521		74,877,749

Total Affirmative Votes	Total Negative Votes
167,728,593	228,041,835
Percentage of Shares Present	Percentage of Shares Present and
and Entitled to Vote	Entitled to Vote
42.38%	57.62%

(e)	Proposal 5: a stockholder proposal entitled, “Disclosure of Corporate Political Contributions” was not approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

106,579,440	169,069,500	120,120,494		74,878,743

Total Affirmative Votes	Total Negative Votes
106,579,440	289,189,994
Percentage of Shares Present	Percentage of Shares Present and
and Entitled to Vote	Entitled to Vote
26.93%	73.07%

Required votes. For Proposal 1, directors were to be elected by a majority of votes cast by the holders of shares of Valero’s common stock present in person or by proxy at the Annual Meeting and entitled to vote. Proposals 2, 3, 4, and 5 required approval by the affirmative vote of a majority of the voting power of the shares present in person or by proxy at the Annual Meeting and entitled to vote. Only Proposals 1 and 2 received the required votes for approval.
Notes:
(1) Effect of abstentions. Shares voted to “abstain” are treated as “present” for purposes of determining a quorum, and have the effect of a negative vote when approval for a proposal requires a majority of the voting power of the issued and outstanding shares of the company or a majority of the voting power of the shares present in person or by proxy and entitled to vote.
(2) Effect of “broker non-votes.” Brokers holding shares for the beneficial owners of such shares must vote according to specific instructions received from the beneficial owners. If specific instructions are not received, a broker may vote the shares in the broker’s discretion in certain instances. However, the New York Stock Exchange (NYSE) precludes brokers from exercising voting discretion on certain proposals, including stockholder proposals, without specific instructions from the beneficial owner. This results in a “broker non-vote” on the proposal. A broker non-vote is treated as “present” for purposes of determining a quorum, has the effect of a negative vote when approval for a particular proposal requires a majority of the voting power of the issued and outstanding shares of the company, and has no effect when approval for a proposal requires a majority of the voting power of the shares present in person or by proxy and entitled to vote. Per the NYSE’s rules, brokers had discretion to vote on Proposals 1 and 2 at the Annual Meeting, but did not have discretion to vote on the shareholder proposals presented as Proposals 3, 4, and 5.

Item 6. Exhibits.

Exhibit No.	Description

*12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

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

Date: August 8, 2008