Form 10-Q
period 2008-09-30
VALERO ENERGY CORP/TX
filed 2008-11-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2008 was 516,016,448.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and temporary cash investments	$2,767	$2,464
Restricted cash	121	31
Receivables, net	6,581	7,691
Inventories	4,859	4,073
Deferred income taxes	306	247
Prepaid expenses and other	192	175
Assets held for sale	–	306

Total current assets	14,826	14,987

Property, plant and equipment, at cost	27,454	25,599
Accumulated depreciation	(4,711)	(4,039)

Property, plant and equipment, net	22,743	21,560

Intangible assets, net	252	290
Goodwill	4,057	4,019
Deferred charges and other assets, net	1,929	1,866

Total assets	$43,807	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$211	$392
Accounts payable	9,921	9,587
Accrued expenses	492	500
Taxes other than income taxes	542	632
Income taxes payable	238	499
Deferred income taxes	366	293
Liabilities related to assets held for sale	–	11

Total current liabilities	11,770	11,914

Long-term debt and capital lease obligations, less current portion	6,264	6,470

Deferred income taxes	4,271	4,021

Other long-term liabilities	1,788	1,810

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,252	7,111
Treasury stock, at cost; 104,146,631 and 90,841,602 common shares	(6,783)	(6,097)
Retained earnings	18,839	16,914
Accumulated other comprehensive income	400	573

Total stockholders’ equity	19,714	18,507

Total liabilities and stockholders’ equity	$43,807	$42,722

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues (1)	$35,960	$23,699	$100,545	$66,656

Costs and expenses:
Cost of sales	32,506	20,810	91,848	55,630
Refining operating expenses	1,179	1,036	3,426	2,955
Retail selling expenses	201	190	579	561
General and administrative expenses	169	152	421	474
Depreciation and amortization expense	370	343	1,106	1,002
Gain on sale of Krotz Springs Refinery	(305)	–	(305)	–

Total costs and expenses	34,120	22,531	97,075	60,622

Operating income	1,840	1,168	3,470	6,034
Other income, net	36	145	71	157
Interest and debt expense:
Incurred	(112)	(148)	(335)	(347)
Capitalized	31	25	74	83

Income from continuing operations before income tax expense	1,795	1,190	3,280	5,927
Income tax expense	643	342	1,133	1,929

Income from continuing operations	1,152	848	2,147	3,998
Income from discontinued operations, net of income tax expense	–	426	–	669

Net income	$1,152	$1,274	$2,147	$4,667

Earnings per common share:
Continuing operations	$2.21	$1.54	$4.08	$7.00
Discontinued operations	–	0.77	–	1.17

Total	$2.21	$2.31	$4.08	$8.17

Weighted-average common shares outstanding (in millions)	522	551	526	571

Earnings per common share – assuming dilution:
Continuing operations	$2.18	$1.34	$4.02	$6.66
Discontinued operations	–	0.75	–	1.14

Total	$2.18	$2.09	$4.02	$7.80

Weighted-average common shares outstanding – assuming dilution (in millions)	529	564	535	587

Dividends per common share	$0.15	$0.12	$0.42	$0.36

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$207	$207	$605	$606
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,147	$4,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,106	1,019
Gain on sale of Lima Refinery	–	(827)
Gain on sale of Krotz Springs Refinery	(305)	–
Stock-based compensation expense	36	58
Deferred income tax expense (benefit)	260	(75)
Changes in current assets and current liabilities	381	(880)
Changes in deferred charges and credits and other operating activities, net	(148)	44

Net cash provided by operating activities	3,477	4,006

Cash flows from investing activities:
Capital expenditures	(1,851)	(1,553)
Deferred turnaround and catalyst costs	(279)	(338)
(Investment) return of investment in Cameron Highway Oil Pipeline Company, net	11	(212)
Proceeds from sale of Lima Refinery	–	2,428
Proceeds from sale of Krotz Springs Refinery	463	–
Contingent payments in connection with acquisitions	(25)	(75)
Minor acquisitions and other investing activities, net	(128)	18

Net cash provided by (used in) investing activities	(1,809)	268

Cash flows from financing activities:
Long-term notes:
Borrowings	–	2,245
Repayments	(374)	(413)
Bank credit agreements:
Borrowings	296	3,000
Repayments	(296)	(3,000)
Purchase of common stock for treasury	(774)	(4,751)
Issuance of common stock in connection with employee benefit plans	14	130
Benefit from tax deduction in excess of recognized stock-based compensation cost	15	231
Common stock dividends	(221)	(205)
Other financing activities	(2)	(23)

Net cash used in financing activities	(1,342)	(2,786)

Effect of foreign exchange rate changes on cash	(23)	31

Net increase in cash and temporary cash investments	303	1,519
Cash and temporary cash investments at beginning of period	2,464	1,590

Cash and temporary cash investments at end of period	$2,767	$3,109

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,152	$1,274	$2,147	$4,667

Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0, and $31	(105)	90	(167)	251

Pension and other postretirement benefits net (gain) loss reclassified into income, net of income tax expense (benefit) of $0, $(1), $1, and $(3)	–	1	(1)	4

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $(34), $(37), $20, and $10	62	69	(38)	(18)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(9), $2, $(18), and $6	16	(4)	33	(11)

Net gain (loss) on cash flow hedges	78	65	(5)	(29)

Other comprehensive income (loss)	(27)	156	(173)	226

Comprehensive income	$1,125	$1,430	$1,974	$4,893

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. As discussed in Note 3, the assets and liabilities related to the Krotz Springs Refinery, including inventory sold by our marketing and supply subsidiary associated with this transaction, have been reclassified as held for sale as of December 31, 2007.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. ACCOUNTING PRONOUNCEMENTS
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures, but does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. FASB Staff Position No. FAS 157-2 (FSP No. FAS 157-2), issued in February 2008, delayed the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted Statement No. 157 effective January 1, 2008, with the exceptions allowed under FSP No. FAS 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 9. The exceptions apply to the following: nonfinancial assets and nonfinancial liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and the initial recognition of the fair value of asset retirement obligations and restructuring costs. We do not expect any significant impact to our consolidated financial statements when we implement Statement No. 157 for these assets and liabilities.
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of Statement No. 159 effective January 1, 2008 has not materially affected our financial position or results of operations.
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
FASB Statement No. 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement provides guidance for the accounting and reporting of noncontrolling interests, changes in controlling interests, and the deconsolidation of subsidiaries. In addition, Statement No. 160 amends FASB Statement No. 128, “Earnings per Share,” to specify the computation, presentation, and disclosure requirements for earnings per share if an entity has one or more noncontrolling interests. The adoption of

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Statement No. 160 effective January 1, 2009 is not expected to materially affect our financial position or results of operations.
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. Statement No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Since Statement No. 161 only affects disclosure requirements, the adoption of Statement No. 161 will not affect our financial position or results of operations.
FASB Statement No. 162
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Statement No. 162 is effective November 15, 2008. The adoption of Statement No. 162 will not affect our financial position or results of operations.
FSP No. EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 is not expected to materially affect our calculation of earnings per common share.
FSP No. FAS 133-1 and FIN 45-4
In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP No. FAS 133-1 and FIN 45-4). FSP No. FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including those embedded in hybrid instruments. FSP No. FAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require disclosure about the current status of the payment/performance risk of a guarantee. Additionally, FSP No. FAS 133-1 and FIN 45-4 clarifies the FASB’s intent that disclosures required by FASB Statement No. 161, “Disclosures about Derivatives and Hedging Activities,” should be provided for any reporting period beginning after November 15, 2008. The provisions of FSP No. FAS 133-1 and FIN 45-4 that amend Statement No. 133 and Interpretation No. 45 are effective for fiscal years, and interim periods within those fiscal years, ending after November 15, 2008. Since FSP No. FAS 133-1 and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FIN 45-4 only affects disclosure requirements, the adoption of FSP No. FAS 133-1 and FIN 45-4 effective December 31, 2008 will not affect our financial position or results of operations.
FSP No. FAS 157-3
In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP No. FAS 157-3). FSP No. FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP No. FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. We have adopted FSP No. FAS 157-3 effective October 10, 2008 and have applied its provisions to our financial statements for the third quarter of 2008. The adoption of FSP No. FAS 157-3 has not materially affected our financial position or results of operations.
3. DISPOSITIONS
Sale of Krotz Springs Refinery
On May 8, 2008, we entered into an agreement to sell our refinery in Krotz Springs, Louisiana to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. As a result, the assets and liabilities related to the Krotz Springs Refinery as of December 31, 2007 have been presented in the consolidated balance sheet as “assets held for sale” and “liabilities related to assets held for sale,” respectively. The nature and significance of our post-closing participation in the offtake agreement described below represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations in the consolidated statements of income for any of the periods presented.
Effective July 1, 2008, we consummated the sale of our Krotz Springs Refinery to Alon. The sale resulted in a pre-tax gain of $305 million ($170 million after tax), which is presented in “gain on sale of Krotz Springs Refinery” in the consolidated statements of income for the three and nine months ended September 30, 2008. Cash proceeds, net of certain costs related to the sale, were $463 million, including approximately $135 million from the sale of working capital to Alon primarily related to the sale of inventory by our marketing and supply subsidiary. In addition to the cash consideration received, we also received contingent consideration in the form of a three-year earn-out agreement based on certain product margins, which had a fair value of $171 million as of July 1, 2008. We have hedged the risk of a decline in the referenced product margins by entering into certain commodity derivative contracts.
In connection with the sale, we also entered into the following agreements with Alon:
•	an agreement to supply crude oil and other feedstocks to the Krotz Springs Refinery through September 30, 2008, which was subsequently extended until November 30, 2008;
•
an offtake agreement under which we agreed to (i) purchase all refined products from the Krotz Springs Refinery for three months after the effective date of the sale, (ii) purchase certain products for an additional one to five years after the expiration of the initial three-month period of the agreement, and (iii) provide certain refined products to Alon that are not produced at the Krotz Springs Refinery for an initial term of 15 months and thereafter until terminated by either party; and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•
a transition services agreement under which we agreed to provide certain accounting and administrative services to Alon, with the services terminating by July 31, 2009. Substantially all of these services have been transitioned to Alon as of October 31, 2008.

Financial information related to the Krotz Springs Refinery assets and liabilities sold is summarized as follows (in millions):

	July 1,	December 31,
	2008	2007

Current assets (primarily inventory)	$138	$111
Property, plant and equipment, net	153	149
Goodwill	42	42
Deferred charges and other assets, net	4	4

Assets held for sale	$337	$306

Current liabilities	$10	$11

Liabilities related to assets held for sale	$10	$11

Sale of Lima Refinery
Effective July 1, 2007, we sold our refinery in Lima, Ohio to Husky Refining Company, a wholly owned subsidiary of Husky Energy Inc., resulting in a pre-tax gain of $827 million ($426 million after tax). As a result, the consolidated statements of income for the three and nine months ended September 30, 2007 reflect the gain on the sale as well as operations related to the Lima Refinery prior to its sale in “income from discontinued operations, net of income tax expense.” Financial information related to the Lima Refinery operations prior to its sale, excluding the gain on the sale, was as follows (in millions):

Nine Months Ended
September 30, 2007

Operating revenues	$2,231
Income before income tax expense	391
4. INVENTORIES
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2008	2007

Refinery feedstocks	$2,726	$1,701
Refined products and blendstocks	1,866	2,117
Convenience store merchandise	88	85
Materials and supplies	179	170

Inventories	$4,859	$4,073

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2008 and December 31, 2007, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $7.6 billion and $6.2 billion, respectively.
5. DEBT
On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.75% of stated value. These notes had a carrying amount of $381 million on the date of redemption, resulting in a gain of $14 million that was included in “other income, net” in the consolidated statement of income. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million. In July 2008, we entered into another one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $275 million. Both of these credit facilities support certain of our crude oil purchases. We are being charged letter of credit issuance fees in connection with these letter of credit facilities.
During the nine months ended September 30, 2008, we borrowed and repaid $296 million under our revolving bank credit facility. As of September 30, 2008, we had no borrowings under our revolving credit facilities or our short-term uncommitted bank credit facilities.
As of September 30, 2008, we had $456 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $767 million of letters of credit outstanding under our committed revolving credit facilities, excluding our Canadian facility. Under our Canadian committed revolving credit facility, we had Cdn. $16 million of letters of credit outstanding as of September 30, 2008.
6. STOCKHOLDERS’ EQUITY
Treasury Stock
During the nine months ended September 30, 2008 and 2007, we purchased 14.6 million and 68.9 million shares of our common stock at a cost of $774 million and $4.8 billion, respectively, in connection with the administration of our employee benefit plans and common stock purchase programs authorized by our board of directors. During the nine months ended September 30, 2008, we issued 1.3 million shares from treasury at an average cost of $66.93 per share, and for the nine months ended September 30, 2007, we issued 12.4 million shares from treasury at an average cost of $61.65 per share, for our employee benefit plans.
In October 2008, we purchased 8.4 million shares of our common stock at a cost of $181 million.
On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As of September 30, 2008, we had made no purchases of our common stock under the new $3 billion program. As of September 30, 2008, we have approvals under these stock purchase programs to purchase approximately $3.6 billion of our common stock.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On October 16, 2008, our board of directors declared a regular quarterly cash dividend of $0.15 per common share payable on December 10, 2008 to holders of record at the close of business on November 12, 2008.
7. EARNINGS PER COMMON SHARE
Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Earnings per common share from continuing operations:
Income from continuing operations	$1,152	$848	$2,147	$3,998

Weighted-average common shares outstanding	522	551	526	571

Earnings per common share from continuing operations	$2.21	$1.54	$4.08	$7.00

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations	$1,152	$848	$2,147	$3,998
Less: Cash paid in final settlement of accelerated share repurchase program	–	94	–	94

Income from continuing operations assuming dilution	$1,152	$754	$2,147	$3,904

Weighted-average common shares outstanding	522	551	526	571
Effect of dilutive securities:
Stock options	6	11	8	14
Performance awards and other benefit plans	1	1	1	1
Contingently issuable shares related to accelerated share repurchase program	–	1	–	1

Weighted-average common shares outstanding – assuming dilution	529	564	535	587

Earnings per common share from continuing operations – assuming dilution	$2.18	$1.34	$4.02	$6.66

Approximately 7 million outstanding stock options were not included in the computation of dilutive securities for the three and nine months ended September 30, 2008 because the options’ exercise prices

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were greater than the average market price of the common shares during the reporting periods, and therefore the effect of including such options would be anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2007.
8. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2008	2007

Decrease (increase) in current assets:
Restricted cash	$(90)	$–
Receivables, net	1,120	(1,999)
Inventories	(842)	(695)
Income taxes receivable	–	32
Prepaid expenses and other	(6)	(88)
Increase (decrease) in current liabilities:
Accounts payable	476	1,310
Accrued expenses	32	90
Taxes other than income taxes	(77)	(4)
Income taxes payable	(232)	474

Changes in current assets and current liabilities	$381	$(880)

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

•
changes in assets held for sale and liabilities related to assets held for sale pertaining to the operations of the Krotz Springs Refinery and the Lima Refinery prior to their sales are reflected in the line items to which the changes relate in the table above; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

Noncash investing activities for the nine months ended September 30, 2008 included the contingent consideration received in the form of the earn-out agreement related to the sale of the Krotz Springs

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Refinery discussed in Note 3. There were no other significant noncash investing or financing activities for the nine months ended September 30, 2008 and 2007.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the nine months ended September 30, 2007. Cash provided by operating activities related to our discontinued Lima Refinery operations was $260 million for the nine months ended September 30, 2007. Cash used in investing activities related to the Lima Refinery was $14 million for the nine months ended September 30, 2007.
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2008	2007

Interest paid (net of amount capitalized)	$187	$152
Income taxes paid (net of tax refunds received)	1,092	1,813
9. FAIR VALUE MEASUREMENTS
As discussed in Note 2, we adopted Statement No. 159 effective January 1, 2008, but have not made any significant fair value elections with respect to any of our eligible assets or liabilities. Also as discussed in Note 2, effective January 1, 2008, we adopted Statement No. 157, which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy (Level 1, Level 2, or Level 3) based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents information (dollars in millions) about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2008. These assets and liabilities have previously been measured at fair value in accordance with existing GAAP, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 157 and Statement No. 159.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets:
Commodity derivative contracts	$78	$85	$–	$163
Nonqualified benefit plans	121	–	–	121
Alon earn-out agreement	–	–	157	157
Liabilities:
Commodity derivative contracts	–	43	–	43
Certain nonqualified benefit plans	35	–	–	35
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

•
Nonqualified benefit plan assets and certain nonqualified benefit plan liabilities are measured at fair value using a market approach based on quotations from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.

•
The Alon earn-out agreement, which we received as partial consideration for the sale of our Krotz Springs Refinery as discussed in Note 3, is measured at fair value using a discounted cash flow model and is categorized in Level 3 of the fair value hierarchy. Significant inputs to the model include expected payments and discount rates that consider the effects of both credit risk and the time value of money.

A $17 million obligation to pay cash collateral to brokers under master netting arrangements is netted against the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs. Because the Alon earn-out agreement did not arise until the third quarter of 2008, this reconciliation is applicable to both the three and nine months ended September 30, 2008.

Beginning balance	$–
Net unrealized losses included in earnings	(14)
Alon earn-out agreement (see Note 3)	171
Transfers in and/or out of Level 3	–

Balance as of September 30, 2008	$157

Unrealized losses for the three and nine months ended September 30, 2008, which relate to a Level 3 asset still held at the reporting date, are reported in “other income, net” in the consolidated statements of income. These unrealized losses were offset by the recognition in “other income, net” of gains on derivative instruments entered into to hedge the risk of changes in the fair value of the Alon earn-out agreement as discussed in Note 3.
10. PRICE RISK MANAGEMENT ACTIVITIES
The net gain (loss) recognized in income representing the amount of hedge ineffectiveness was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fair value hedges	$2	$3	$4	$1
Cash flow hedges	(1)	(17)	(11)	(23)
The above amounts were included in “cost of sales” in the consolidated statements of income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.
For cash flow hedges, gains and losses reported in “accumulated other comprehensive income” in the consolidated balance sheets are reclassified into “cost of sales” when the forecasted transactions affect income. During the nine months ended September 30, 2008, we recognized in “other comprehensive income” unrealized after-tax losses of $38 million on certain cash flow hedges, primarily related to forward sales of distillates and forward purchases of crude oil, with $13 million of cumulative after-tax gains on cash flow hedges remaining in “accumulated other comprehensive income” as of September 30, 2008. We expect that the deferred gains as of September 30, 2008 will be reclassified into “cost of sales” over the next 15 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the nine months ended September 30, 2008 and 2007, there were no amounts reclassified from “accumulated other comprehensive income” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total

Three months ended September 30, 2008:
Operating revenues from external customers	$32,903	$3,057	$–	$35,960
Intersegment revenues	2,296	–	–	2,296
Operating income (loss)	1,913	107	(180)	1,840

Three months ended September 30, 2007:
Operating revenues from external customers	21,399	2,300	–	23,699
Intersegment revenues	1,610	–	–	1,610
Operating income (loss)	1,259	74	(165)	1,168

Nine months ended September 30, 2008:
Operating revenues from external customers	91,958	8,587	–	100,545
Intersegment revenues	6,563	–	–	6,563
Operating income (loss)	3,716	206	(452)	3,470

Nine months ended September 30, 2007:
Operating revenues from external customers	60,131	6,525	–	66,656
Intersegment revenues	4,573	–	–	4,573
Operating income (loss)	6,362	183	(511)	6,034
Total assets by reportable segment were as follows (in millions):

	September 30,	December 31,
	2008	2007

Refining	$38,528	$37,703
Retail	2,119	2,098
Corporate	3,160	2,921

Total consolidated assets	$43,807	$42,722

The entire balance of goodwill as of September 30, 2008 and December 31, 2007 has been included in the total assets of the refining reportable segment. Assets held for sale related to the Krotz Springs Refinery were included in the refining reportable segment as of December 31, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three and nine months ended September 30, 2008 and 2007 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Three months ended September 30:
Components of net periodic benefit cost:
Service cost	$22	$23	$3	$3
Interest cost	19	18	7	7
Expected return on plan assets	(26)	(21)	–	–
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Net loss	–	2	1	2

Net periodic benefit cost before special charges	16	23	9	10
Charge for special termination benefits	–	5	–	–

Net periodic benefit cost	$16	$28	$9	$10

Nine months ended September 30:
Components of net periodic benefit cost:
Service cost	$69	$71	$10	$10
Interest cost	57	53	21	20
Expected return on plan assets	(78)	(63)	–	–
Amortization of:
Prior service cost (credit)	2	2	(7)	(7)
Net loss	1	7	3	5

Net periodic benefit cost before special charges	51	70	27	28
Charge for special termination benefits	–	12	–	1

Net periodic benefit cost	$51	$82	$27	$29

During the nine months ended September 30, 2008, we contributed $110 million to our qualified pension plans. Although we are not required to do so, we are evaluating further cash contributions to our qualified pension plans in the fourth quarter of 2008. During the nine months ended September 30, 2007, we contributed $43 million to our qualified pension plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENCIES
Accounts Receivable Sales Facility
As of December 31, 2007, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. The facility had a maturity date of August 2008. In June 2008, we amended our agreement to extend the maturity date to June 2009. We use this program as a source of working capital funding. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our consolidated financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation. As of September 30, 2008 and December 31, 2007, the amount of eligible receivables sold to the third parties was $100 million.
Contingent Earn-Out Agreements
In January 2008 and January 2007, we made previously accrued earn-out payments of $25 million and $50 million, respectively, related to the acquisition of the St. Charles Refinery. As of September 30, 2008, aggregate earn-out payments related to the St. Charles Refinery totaled $175 million, which was the aggregate limit under that agreement. As of September 30, 2008, we have no further commitments with respect to contingent earn-out agreements. However, see Note 3 and Note 9 for a discussion of a contingent receivable from Alon that relates to a three-year earn-out agreement received by us on the sale of our Krotz Springs Refinery.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled $91 million as of September 30, 2008, are reflected as “restricted cash” in our consolidated balance sheet.
In addition to the turnover tax described above, the GOA has also asserted other tax amounts aggregating approximately $25 million related to dividends and other tax items. We believe that the provisions of our tax holiday agreement exempt us from these taxes and, accordingly, no expense or liability has been recognized in our consolidated financial statements. These other tax amounts are also being addressed in the arbitration proceedings discussed above.
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
Litigation
MTBE Litigation
As of November 1, 2008, we were named as a defendant in 26 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Previously we were named in an additional 59 cases, which were recently settled. Court orders confirming the settlement were entered in the third quarter of 2008.
Most of the remaining cases are pending in federal court and are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Discovery is open in all cases. One of the cases, City of New York, is set for trial on June 29, 2009. It is possible that two additional cases will be set for trial on that date. Two other cases, State of New Hampshire and People of the State of California, are pending in state court. We believe that we have strong defenses to all claims and are vigorously defending the remaining cases.

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
Retail Fuel Temperature Litigation
As of November 1, 2008, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. In June 2007, the federal lawsuits were consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). Discovery has commenced. The court has scheduled briefing on class certification through 2008 and early 2009, although we believe that this schedule may be delayed further into 2009. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
Rosolowski
Rosolowski v. Clark Refining & Marketing, Inc., et al., Judicial Circuit Court, Cook County, Illinois (Case No. 95-L 014703). We assumed this lawsuit in our acquisition of Premcor Inc. The lawsuit relates in part to a 1994 release to the atmosphere of spent catalyst from the now-closed Blue Island, Illinois refinery. The case was certified as a class action in 2000 with three classes, two of which received nominal or no damages, and one of which received a sizeable jury verdict. That class consisted of local residents who claimed property damage or loss of use and enjoyment of their property over a period of several years. In 2005, the jury returned a verdict for the plaintiffs of $80 million in compensatory damages and $40 million in punitive damages. However, following our motions for new trial and judgment notwithstanding the verdict (citing, among other things, misconduct by plaintiffs’ counsel and improper class certification), the trial judge in 2006 vacated the jury’s award and decertified the class. Plaintiffs appealed, and in June 2008 the state appeals court reversed the trial court’s decision to decertify the class and set aside the judgment. On August 4, 2008, we filed a petition for leave to appeal to the Illinois Supreme Court. While we do not believe that the ultimate resolution of this matter will have a material effect on our financial position or results of operations, we have recorded a loss contingency liability with respect to this matter in accordance with Statement No. 5.

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
14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of September 30, 2008:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of September 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$1,640	$–	$1,127	$–	$2,767
Restricted cash	23	2	96	–	121
Receivables, net	–	96	6,485	–	6,581
Inventories	–	358	4,501	–	4,859
Deferred income taxes	–	–	306	–	306
Prepaid expenses and other	–	11	181	–	192

Total current assets	1,663	467	12,696	–	14,826

Property, plant and equipment, at cost	–	5,793	21,661	–	27,454
Accumulated depreciation	–	(439)	(4,272)	–	(4,711)

Property, plant and equipment, net	–	5,354	17,389	–	22,743

Intangible assets, net	–	–	252	–	252
Goodwill	–	1,837	2,220	–	4,057
Investment in Valero Energy affiliates	9,989	2,573	162	(12,724)	–
Long-term notes receivable from affiliates	14,200	–	–	(14,200)	–
Deferred income tax receivable	534	–	–	(534)	–
Deferred charges and other assets, net	436	114	1,379	–	1,929

Total assets	$26,822	$10,345	$34,098	$(27,458)	$43,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$208	$–	$3	$–	$211
Accounts payable	46	342	9,533	–	9,921
Accrued expenses	162	38	292	–	492
Taxes other than income taxes	–	22	520	–	542
Income taxes payable	162	66	10	–	238
Deferred income taxes	366	–	–	–	366

Total current liabilities	944	468	10,358	–	11,770

Long-term debt and capital lease obligations, less current portion	5,327	900	37	–	6,264

Long-term notes payable to affiliates	–	7,355	6,845	(14,200)	–

Deferred income taxes	–	1,281	3,524	(534)	4,271

Other long-term liabilities	837	179	772	–	1,788

Stockholders’ equity:
Common stock	6	–	2	(2)	6
Additional paid-in capital	7,252	75	4,522	(4,597)	7,252
Treasury stock	(6,783)	–	–	–	(6,783)
Retained earnings	18,839	89	8,029	(8,118)	18,839
Accumulated other comprehensive income (loss)	400	(2)	9	(7)	400

Total stockholders’ equity	19,714	162	12,562	(12,724)	19,714

Total liabilities and stockholders’ equity	$26,822	$10,345	$34,098	$(27,458)	$43,807

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$1,414	$–	$1,050	$–	$2,464
Restricted cash	23	2	6	–	31
Receivables, net	1	119	7,571	–	7,691
Inventories	–	569	3,504	–	4,073
Deferred income taxes	–	–	247	–	247
Prepaid expenses and other	–	11	164	–	175
Assets held for sale	–	–	306	–	306

Total current assets	1,438	701	12,848	–	14,987

Property, plant and equipment, at cost	–	6,681	18,918	–	25,599
Accumulated depreciation	–	(420)	(3,619)	–	(4,039)

Property, plant and equipment, net	–	6,261	15,299	–	21,560

Intangible assets, net	–	2	288	–	290
Goodwill	–	1,816	2,203	–	4,019
Investment in Valero Energy affiliates	7,080	1,183	73	(8,336)	–
Long-term notes receivable from affiliates	17,321	–	–	(17,321)	–
Deferred charges and other assets, net	386	165	1,315	–	1,866

Total assets	$26,225	$10,128	$32,026	$(25,657)	$42,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$7	$382	$3	$–	$392
Accounts payable	234	302	9,051	–	9,587
Accrued expenses	79	55	366	–	500
Taxes other than income taxes	–	25	607	–	632
Income taxes payable	227	115	157	–	499
Deferred income taxes	21	272	–	–	293
Liabilities related to assets held for sale	–	–	11	–	11

Total current liabilities	568	1,151	10,195	–	11,914

Long-term debt and capital lease obligations, less current portion	5,527	903	40	–	6,470

Long-term notes payable to affiliates	–	7,763	9,558	(17,321)	–

Deferred income taxes	852	57	3,112	–	4,021

Other long-term liabilities	771	181	858	–	1,810

Stockholders’ equity:
Common stock	6	–	2	(2)	6
Additional paid-in capital	7,111	75	2,486	(2,561)	7,111
Treasury stock	(6,097)	–	–	–	(6,097)
Retained earnings	16,914	–	5,764	(5,764)	16,914
Accumulated other comprehensive income (loss)	573	(2)	11	(9)	573

Total stockholders’ equity	18,507	73	8,263	(8,336)	18,507

Total liabilities and stockholders’ equity	$26,225	$10,128	$32,026	$(25,657)	$42,722

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$6,952	$35,548	$(6,540)	$35,960

Costs and expenses:
Cost of sales	–	6,736	32,310	(6,540)	32,506
Refining operating expenses	–	194	985	–	1,179
Retail selling expenses	–	–	201	–	201
General and administrative expenses	(1)	5	165	–	169
Depreciation and amortization expense	–	57	313	–	370
Gain on sale of Krotz Springs Refinery	–	–	(305)	–	(305)

Total costs and expenses	(1)	6,992	33,669	(6,540)	34,120

Operating income (loss)	1	(40)	1,879	–	1,840
Equity in earnings of subsidiaries	1,116	296	181	(1,593)	–
Other income (expense), net	265	(24)	232	(437)	36
Interest and debt expense:
Incurred	(152)	(134)	(263)	437	(112)
Capitalized	–	7	24	–	31

Income before income tax expense (benefit)	1,230	105	2,053	(1,593)	1,795
Income tax expense (benefit) (1)	78	(76)	641	–	643

Net income	$1,152	$181	$1,412	$(1,593)	$1,152

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$6,008	$24,546	$(6,855)	$23,699

Costs and expenses:
Cost of sales	–	5,654	22,011	(6,855)	20,810
Refining operating expenses	–	236	800	–	1,036
Retail selling expenses	–	–	190	–	190
General and administrative expenses	(6)	20	138	–	152
Depreciation and amortization expense	–	77	266	–	343

Total costs and expenses	(6)	5,987	23,405	(6,855)	22,531

Operating income	6	21	1,141	–	1,168
Equity in earnings of subsidiaries	1,017	150	487	(1,654)	–
Other income (expense), net	432	(20)	193	(460)	145
Interest and debt expense:
Incurred	(153)	(137)	(318)	460	(148)
Capitalized	–	2	23	–	25

Income from continuing operations before income tax expense (benefit)	1,302	16	1,526	(1,654)	1,190
Income tax expense (benefit) (1)	28	(45)	359	–	342

Income from continuing operations	1,274	61	1,167	(1,654)	848
Income from discontinued operations, net of income tax expense	–	426	–	–	426

Net income	$1,274	$487	$1,167	$(1,654)	$1,274

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$22,691	$99,226	$(21,372)	$100,545

Costs and expenses:
Cost of sales	–	22,004	91,216	(21,372)	91,848
Refining operating expenses	–	635	2,791	–	3,426
Retail selling expenses	–	–	579	–	579
General and administrative expenses	(4)	19	406	–	421
Depreciation and amortization expense	–	195	911	–	1,106
Gain on sale of Krotz Springs Refinery	–	–	(305)	–	(305)

Total costs and expenses	(4)	22,853	95,598	(21,372)	97,075

Operating income (loss)	4	(162)	3,628	–	3,470
Equity in earnings of subsidiaries	1,903	472	89	(2,464)	–
Other income (expense), net	838	(50)	614	(1,331)	71
Interest and debt expense:
Incurred	(424)	(414)	(828)	1,331	(335)
Capitalized	–	16	58	–	74

Income (loss) before income tax expense (benefit)	2,321	(138)	3,561	(2,464)	3,280
Income tax expense (benefit) (1)	174	(227)	1,186	–	1,133

Net income	$2,147	$89	$2,375	$(2,464)	$2,147

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Nine Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$16,960	$65,812	$(16,116)	$66,656

Costs and expenses:
Cost of sales	–	15,051	56,695	(16,116)	55,630
Refining operating expenses	–	644	2,311	–	2,955
Retail selling expenses	–	–	561	–	561
General and administrative expenses	(6)	27	453	–	474
Depreciation and amortization expense	–	227	775	–	1,002

Total costs and expenses	(6)	15,949	60,795	(16,116)	60,622

Operating income	6	1,011	5,017	–	6,034
Equity in earnings of subsidiaries	4,039	492	1,190	(5,721)	–
Other income (expense), net	1,131	(151)	629	(1,452)	157
Interest and debt expense:
Incurred	(367)	(442)	(990)	1,452	(347)
Capitalized	–	4	79	–	83

Income from continuing operations before income tax expense	4,809	914	5,925	(5,721)	5,927
Income tax expense (1)	142	214	1,573	–	1,929

Income from continuing operations	4,667	700	4,352	(5,721)	3,998

Income from discontinued operations, net of income tax expense	–	490	179	–	669

Net income	$4,667	$1,190	$4,531	$(5,721)	$4,667

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$248	$42	$3,187	$–	$3,477

Cash flows from investing activities:
Capital expenditures	–	(386)	(1,465)	–	(1,851)
Deferred turnaround and catalyst costs	–	(62)	(217)	–	(279)
Return of investment in Cameron Highway Oil Pipeline Company, net	–	–	11	–	11
Proceeds from sale of Krotz Springs Refinery	–	–	463	–	463
Contingent payments in connection with acquisitions	–	–	(25)	–	(25)
Investments in subsidiaries	(1,043)	–	–	1,043	–
Net intercompany loan repayments	1,993	–	–	(1,993)	–
Minor acquisitions and other investing activities, net	–	1	(129)	–	(128)

Net cash provided by (used in) investing activities	950	(447)	(1,362)	(950)	(1,809)

Cash flows from financing activities:
Long-term note repayments	(6)	(368)	–	–	(374)
Bank credit agreements:
Borrowings	296	–	–	–	296
Repayments	(296)	–	–	–	(296)
Purchase of common stock for treasury	(774)	–	–	–	(774)
Issuance of common stock in connection with employee benefit plans	14	–	–	–	14
Benefit from tax deduction in excess of recognized stock-based compensation cost	15	–	–	–	15
Common stock dividends	(221)	–	–	–	(221)
Net intercompany borrowings (repayments)	–	773	(2,766)	1,993	–
Capital contributions from parent	–	–	1,043	(1,043)	–
Other financing activities	–	–	(2)	–	(2)

Net cash provided by (used in) financing activities	(972)	405	(1,725)	950	(1,342)

Effect of foreign exchange rate changes on cash	–	–	(23)	–	(23)

Net increase in cash and temporary cash investments	226	–	77	–	303
Cash and temporary cash investments at beginning of period	1,414	–	1,050	–	2,464

Cash and temporary cash investments at end of period	$1,640	$–	$1,127	$–	$2,767

(1)
The information presented herein excludes a $918 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Valero Refining Company-Tennessee, L.L.C. (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2008.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$1,049	$69	$2,888	$–	$4,006

Cash flows from investing activities:
Capital expenditures	–	(218)	(1,335)	–	(1,553)
Deferred turnaround and catalyst costs	–	(44)	(294)	–	(338)
Investment in Cameron Highway Oil Pipeline Company, net	–	–	(212)	–	(212)
Proceeds from sale of Lima Refinery	–	1,873	555	–	2,428
Contingent payments in connection with acquisitions	–	(25)	(50)	–	(75)
Investments in subsidiaries	(2,742)	(58)	–	2,800	–
Return of investments	1,305	–	3	(1,308)	–
Net intercompany loan repayments	4,538	–	–	(4,538)	–
Other investing activities, net	–	4	14	–	18

Net cash provided by (used in) investing activities	3,101	1,532	(1,319)	(3,046)	268

Cash flows from financing activities:
Long-term notes:
Borrowings	2,245	–	–	–	2,245
Repayments	(230)	(183)	–	–	(413)
Bank credit agreements:
Borrowings	3,000	–	–	–	3,000
Repayments	(3,000)	–	–	–	(3,000)
Purchase of common stock for treasury	(4,751)	–	–	–	(4,751)
Benefit from tax deduction in excess of recognized stock-based compensation cost	231	–	–	–	231
Dividends to parent	–	(3)	(1,305)	1,308	–
Capital contributions from parent	–	–	2,800	(2,800)	–
Net intercompany repayments	–	(1,415)	(3,123)	4,538	–
Other financing activities, net	(95)	–	(3)	–	(98)

Net cash used in financing activities	(2,600)	(1,601)	(1,631)	3,046	(2,786)

Effect of foreign exchange rate changes on cash	–	–	31	–	31

Net increase (decrease) in cash and temporary cash investments	1,550	–	(31)	–	1,519
Cash and temporary cash investments at beginning of period	712	–	878	–	1,590

Cash and temporary cash investments at end of period	$2,262	$–	$847	$–	$3,109

(1)
The information presented herein excludes a $686 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Lima Refining Company (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2007, in anticipation of the sale of the Lima Refinery discussed in Note 3.

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

•	earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks, and refined products;
•	rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;
•	legislative or regulatory action, including the introduction or enactment of federal, state, municipal, or foreign legislation or rulemakings, which may adversely affect our business or operations;
•	changes in the credit ratings assigned to our debt securities and trade credit;
•	changes in currency exchange rates, including the value of the Canadian dollar relative to the U.S. dollar; and
•	overall economic conditions, including the stability and liquidity of financial markets.
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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our operations in the third quarter and first nine months of 2008. Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The weakening of industry fundamentals for refined products that we experienced in the fourth quarter of 2007 continued during the first nine months of 2008. Gasoline margins declined significantly in the third quarter and first nine months of 2008 compared to the same periods in the prior year. The decline in margins was primarily due to a decrease in gasoline demand and an increase in ethanol production. Margins on certain secondary refined products, such as petroleum coke and petrochemical feedstocks, also declined during the third quarter and first nine months of 2008 due to a significant increase in the cost of crude oil and other feedstocks used to produce them. However, diesel margins in the third quarter and first nine months of 2008 were favorable compared to the corresponding periods of 2007 primarily due to continued strong global demand.
Because more than 65% of our total crude oil throughput consists of sour crude oil and acidic sweet crude oil feedstocks that are purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Sour crude oil differentials declined somewhat in the third quarter compared to the second quarter levels. However, sour crude oil differentials for the first nine months of 2008 remained wide and improved compared to the differentials in the first nine months of 2007, thereby significantly benefiting our results of operations in the nine-month period of 2008.
Regarding operations, on January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. We resumed partial operation of the refinery in mid-February, and during the second quarter of 2008, we completed the repairs and resumed full operations of the refinery. This incident reduced our operating income for the first nine months of 2008 by approximately $220 million. During the third quarter of 2008, certain of our refineries were shut down as a result of two hurricanes that impacted the Gulf Coast. Although we avoided major damage from the hurricanes, repair costs and downtime attributable to the hurricanes reduced our results of operations for the third quarter.
Effective July 1, 2008, we sold our refinery in Krotz Springs, Louisiana to a subsidiary of Alon USA Energy, Inc. The sale resulted in a pre-tax gain of $305 million, or $170 million after tax, as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements. Net cash proceeds from the sale were $463 million, including approximately $135 million from the sale of working capital. In addition, we received contingent consideration in the form of a three-year earn-out agreement based on certain product margins.
Overall, results from continuing operations for the third quarter of 2008 improved from the second quarter of 2008 and the third quarter of 2007; however, results for the first nine months of 2008 were significantly below amounts reported for the first nine months of 2007. We reported income from continuing operations of $1.2 billion, or $2.18 per share, for the third quarter of 2008, compared to $848 million, or $1.34 per share, for the third quarter of 2007. Income from continuing operations was $2.1 billion, or $4.02 per share, for the first nine months of 2008 compared to $4.0 billion, or $6.66 per share, for the first nine months of 2007. In addition to a $0.32 per share effect from the sale of our Krotz Springs Refinery, the results for the first nine months of 2008 included approximately $100 million of pre-tax income, or $0.12 per share, resulting from a settlement of our business interruption claims related to the fire at our McKee Refinery in the first quarter of 2007. During the first nine months of 2008, we purchased $774 million of our common stock under our board-authorized programs and repaid $367 million of callable debt that was due in 2013. In addition, during 2008, we increased our quarterly common stock dividend by 25% to $0.15 per share.

RESULTS OF OPERATIONS
Third Quarter 2008 Compared to Third Quarter 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2008	2007	Change

Operating revenues	$35,960	$23,699	$12,261

Costs and expenses:
Cost of sales	32,506	20,810	11,696
Refining operating expenses	1,179	1,036	143
Retail selling expenses	201	190	11
General and administrative expenses	169	152	17
Depreciation and amortization expense:
Refining	331	307	24
Retail	28	23	5
Corporate	11	13	(2)
Gain on sale of Krotz Springs Refinery	(305)	–	(305)

Total costs and expenses	34,120	22,531	11,589

Operating income	1,840	1,168	672
Other income, net	36	145	(109)
Interest and debt expense:
Incurred	(112)	(148)	36
Capitalized	31	25	6

Income from continuing operations before income tax expense	1,795	1,190	605
Income tax expense	643	342	301

Income from continuing operations	1,152	848	304
Income from discontinued operations, net of income tax expense (a)	–	426	(426)

Net income	$1,152	$1,274	$(122)

Earnings per common share – assuming dilution:
Continuing operations	$2.18	$1.34	$0.84
Discontinued operations	–	0.75	(0.75)

Total	$2.18	$2.09	$0.09

See the footnote references on page 38.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended September 30,
	2008	2007	Change

Refining:
Operating income	$1,913	$1,259	$654
Throughput margin per barrel (b)	$13.11	$9.94	$3.17
Operating costs per barrel:
Refining operating expenses	$4.96	$3.96	$1.00
Depreciation and amortization	1.39	1.17	0.22

Total operating costs per barrel	$6.35	$5.13	$1.22

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	565	594	(29)
Medium/light sour crude	670	663	7
Acidic sweet crude	75	79	(4)
Sweet crude	578	760	(182)
Residuals	282	265	17
Other feedstocks	136	181	(45)

Total feedstocks	2,306	2,542	(236)
Blendstocks and other	281	302	(21)

Total throughput volumes	2,587	2,844	(257)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,136	1,324	(188)
Distillates	906	932	(26)
Petrochemicals	66	84	(18)
Other products (c)	464	495	(31)

Total yields	2,572	2,835	(263)

Retail – U.S.:
Operating income	$81	$54	$27
Company-operated fuel sites (average)	984	956	28
Fuel volumes (gallons per day per site)	4,946	5,068	(122)
Fuel margin per gallon	$0.273	$0.197	$0.076
Merchandise sales	$292	$272	$20
Merchandise margin (percentage of sales)	29.8%	29.7%	0.1%
Margin on miscellaneous sales	$24	$26	$(2)
Retail selling expenses	$134	$125	$9
Depreciation and amortization expense	$18	$15	$3

Retail – Canada:
Operating income	$26	$20	$6
Fuel volumes (thousand gallons per day)	3,126	3,180	(54)
Fuel margin per gallon	$0.261	$0.238	$0.023
Merchandise sales	$56	$53	$3
Merchandise margin (percentage of sales)	28.6%	26.9%	1.7%
Margin on miscellaneous sales	$10	$9	$1
Retail selling expenses	$67	$65	$2
Depreciation and amortization expense	$10	$8	$2

See the footnote references on page 38.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2008	2007	Change

Gulf Coast:
Operating income	$1,117	$763	$354
Throughput volumes (thousand barrels per day)	1,324	1,527	(203)
Throughput margin per barrel (b)	$13.21	$10.49	$2.72
Operating costs per barrel:
Refining operating expenses	$5.17	$3.98	$1.19
Depreciation and amortization	1.37	1.08	0.29

Total operating costs per barrel	$6.54	$5.06	$1.48

Mid-Continent:
Operating income	$295	$233	$62
Throughput volumes (thousand barrels per day)	426	445	(19)
Throughput margin per barrel (b)	$13.23	$10.35	$2.88
Operating costs per barrel:
Refining operating expenses	$4.42	$3.52	$0.90
Depreciation and amortization	1.28	1.15	0.13

Total operating costs per barrel	$5.70	$4.67	$1.03

Northeast:
Operating income	$387	$147	$240
Throughput volumes (thousand barrels per day)	552	566	(14)
Throughput margin per barrel (b)	$13.53	$8.21	$5.32
Operating costs per barrel:
Refining operating expenses	$4.55	$4.11	$0.44
Depreciation and amortization	1.36	1.27	0.09

Total operating costs per barrel	$5.91	$5.38	$0.53

West Coast:
Operating income	$114	$116	$(2)
Throughput volumes (thousand barrels per day)	285	306	(21)
Throughput margin per barrel (b)	$11.60	$9.82	$1.78
Operating costs per barrel:
Refining operating expenses	$5.55	$4.24	$1.31
Depreciation and amortization	1.70	1.45	0.25

Total operating costs per barrel	$7.25	$5.69	$1.56

See the footnote references on page 38.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Three Months Ended September 30,
	2008	2007	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$117.83	$75.48	$42.35
WTI less sour crude oil at U.S. Gulf Coast (f)	4.05	3.00	1.05
WTI less Mars crude oil	5.26	5.93	(0.67)
WTI less Alaska North Slope (ANS) crude oil	0.93	(1.01)	1.94
WTI less Maya crude oil	11.36	12.42	(1.06)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	12.13	12.20	(0.07)
No. 2 fuel oil less WTI	19.27	10.82	8.45
Ultra-low-sulfur diesel less WTI	23.91	16.23	7.68
Propylene less WTI	7.21	8.75	(1.54)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.62	20.17	(11.55)
Low-sulfur diesel less WTI	25.55	22.41	3.14
U.S. Northeast:
Conventional 87 gasoline less WTI	5.80	11.72	(5.92)
No. 2 fuel oil less WTI	19.86	11.72	8.14
Lube oils less WTI	89.33	43.81	45.52
U.S. West Coast:
CARBOB 87 gasoline less ANS	12.21	14.22	(2.01)
CARB diesel less ANS	23.87	17.86	6.01

The following notes relate to references on pages 35 through 38.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. The sale resulted in a pre-tax gain of $827 million ($426 million after tax), which is included in “Income from discontinued operations, net of income tax expense” for the three months ended September 30, 2007.

(b)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(c)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(d)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for 2007 only; the refinery was sold effective July 1, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(e)
The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platts Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services — London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect our operations and profitability.

(f)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General
Operating revenues increased 52% for the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of higher refined product prices between the two periods. Operating income of $1.8 billion and income from continuing operations of $1.2 billion for the three months ended September 30, 2008 increased 58% and 36%, respectively, from the corresponding amounts in the third quarter of 2007 primarily due to a $654 million increase in refining segment operating income discussed below. The refining segment operating income and income from continuing operations for the three months ended September 30, 2007 exclude the gain on the sale of the Lima Refinery effective July 1, 2007, which is classified as discontinued operations as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment increased 52% from $1.3 billion for the third quarter of 2007 to $1.9 billion for the third quarter of 2008. The increase in operating income was attributable to a $305 million gain on the sale of our Krotz Springs Refinery effective July 1, 2008 (as further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements) and a 32% increase in throughput margin per barrel, partially offset by a 12% increase in refining operating expenses (including depreciation and amortization expense) and a 9% decline in throughput volumes.
Total refining throughput margins for the third quarter of 2008 compared to the third quarter of 2007 were impacted by the following factors:
•
Distillate margins in the third quarter of 2008 increased in all of our refining regions from the margins in the third quarter of 2007. The increase in distillate margins was primarily due to continued strong global demand.

•
Gasoline margins decreased in all of our refining regions in the third quarter of 2008 compared to the margins in the third quarter of 2007. The decline in gasoline margins was primarily due to a decrease in gasoline demand and an increase in ethanol production.

•
Margins on various secondary refined products such as propylene and petroleum coke declined from the third quarter of 2007 to the third quarter of 2008 as prices for these products did not increase in proportion to the large increase in the costs of the feedstocks used to produce them.

•
Although sour crude oil feedstock differentials to WTI crude oil for the third quarter of 2008 declined from the strong differentials in the second quarter of 2008, they remained favorable and were comparable to the differentials in the third quarter of 2007. Differentials on sour crude oil feedstocks continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel.

•
Throughput volumes decreased 257,000 barrels per day during the third quarter of 2008 compared to the third quarter of 2007 due to unplanned downtime at our Port Arthur, Texas City, St. Charles, and Houston Refineries related to Hurricanes Ike and Gustav, the sale of our Krotz Springs Refinery, and economic decisions to reduce throughputs in certain of our refineries as a result of unfavorable market fundamentals.

Refining operating expenses, excluding depreciation and amortization expense, were 14% higher for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 primarily due to an increase in energy costs for electricity and natural gas. Refining depreciation and amortization expense increased 8% from the third quarter of 2007 to the third quarter of 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.

Retail
Retail operating income of $107 million for the quarter ended September 30, 2008 increased 45% compared to the $74 million reported for the quarter ended September 30, 2007 primarily due to an $0.08 per gallon increase in average fuel margins in our U.S. retail operations.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, increased $15 million from the third quarter of 2007 to the third quarter of 2008 primarily due to increased litigation costs and charitable contributions.
“Other income, net” decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a $91 million foreign currency exchange rate gain in the 2007 quarter resulting from the repayment of a loan by a foreign subsidiary and reduced interest income resulting from lower cash balances and interest rates, partially offset by lower costs incurred under our accounts receivable sales program.
Interest and debt expense decreased from the third quarter of 2007 to the third quarter of 2008 primarily due to decreased interest on transaction tax liabilities, a reduction in average debt balances, and increased capitalized interest.
Income tax expense increased $301 million from the third quarter of 2007 to the third quarter of 2008 mainly as a result of higher operating income and a higher effective tax rate.
Income from discontinued operations for the three months ended September 30, 2007 represents the after-tax gain on the sale of our Lima Refinery effective July 1, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2008	2007 (a)	Change

Operating revenues	$100,545	$66,656	$33,889

Costs and expenses:
Cost of sales	91,848	55,630	36,218
Refining operating expenses	3,426	2,955	471
Retail selling expenses	579	561	18
General and administrative expenses	421	474	(53)
Depreciation and amortization expense:
Refining	998	902	96
Retail	77	63	14
Corporate	31	37	(6)
Gain on sale of Krotz Springs Refinery	(305)	–	(305)

Total costs and expenses	97,075	60,622	36,453

Operating income	3,470	6,034	(2,564)
Other income, net	71	157	(86)
Interest and debt expense:
Incurred	(335)	(347)	12
Capitalized	74	83	(9)

Income from continuing operations before income tax expense	3,280	5,927	(2,647)
Income tax expense	1,133	1,929	(796)

Income from continuing operations	2,147	3,998	(1,851)
Income from discontinued operations, net of income tax expense	–	669	(669)

Net income	$2,147	$4,667	$(2,520)

Earnings per common share – assuming dilution:
Continuing operations	$4.02	$6.66	$(2.64)
Discontinued operations	–	1.14	(1.14)

Total	$4.02	$7.80	$(3.78)

See the footnote references on page 44.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Nine Months Ended September 30,
	2008	2007	Change

Refining (a):
Operating income	$3,716	$6,362	$(2,646)
Throughput margin per barrel (b)	$10.80	$13.39	$(2.59)
Operating costs per barrel:
Refining operating expenses	$4.72	$3.87	$0.85
Depreciation and amortization	1.38	1.18	0.20

Total operating costs per barrel	$6.10	$5.05	$1.05

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	580	633	(53)
Medium/light sour crude	680	643	37
Acidic sweet crude	76	83	(7)
Sweet crude	622	728	(106)
Residuals	242	261	(19)
Other feedstocks	141	161	(20)

Total feedstocks	2,341	2,509	(168)
Blendstocks and other	306	286	20

Total throughput volumes	2,647	2,795	(148)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,197	1,283	(86)
Distillates	920	919	1
Petrochemicals	74	83	(9)
Other products (c)	449	507	(58)

Total yields	2,640	2,792	(152)

Retail – U.S.:
Operating income	$120	$115	$5
Company-operated fuel sites (average)	961	959	2
Fuel volumes (gallons per day per site)	4,997	5,019	(22)
Fuel margin per gallon	$0.173	$0.174	$(0.001)
Merchandise sales	$819	$774	$45
Merchandise margin (percentage of sales)	30.0%	29.9%	0.1%
Margin on miscellaneous sales	$74	$75	$(1)
Retail selling expenses	$375	$377	$(2)
Depreciation and amortization expense	$51	$42	$9

Retail – Canada:
Operating income	$86	$68	$18
Fuel volumes (thousand gallons per day)	3,169	3,231	(62)
Fuel margin per gallon	$0.278	$0.235	$0.043
Merchandise sales	$156	$137	$19
Merchandise margin (percentage of sales)	28.5%	28.1%	0.4%
Margin on miscellaneous sales	$29	$27	$2
Retail selling expenses	$204	$184	$20
Depreciation and amortization expense	$26	$21	$5

See the footnote references on page 44.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2008	2007	Change

Gulf Coast:
Operating income	$2,597	$3,781	$(1,184)
Throughput volumes (thousand barrels per day)	1,399	1,532	(133)
Throughput margin per barrel (b)	$12.01	$13.80	$(1.79)
Operating costs per barrel:
Refining operating expenses	$4.73	$3.69	$1.04
Depreciation and amortization	1.30	1.06	0.24

Total operating costs per barrel	$6.03	$4.75	$1.28

Mid-Continent (a):
Operating income	$513	$807	$(294)
Throughput volumes (thousand barrels per day)	426	391	35
Throughput margin per barrel (b)	$9.94	$13.10	$(3.16)
Operating costs per barrel:
Refining operating expenses	$4.25	$4.17	$0.08
Depreciation and amortization	1.29	1.36	(0.07)

Total operating costs per barrel	$5.54	$5.53	$0.01

Northeast:
Operating income	$357	$959	$(602)
Throughput volumes (thousand barrels per day)	545	572	(27)
Throughput margin per barrel (b)	$8.50	$11.22	$(2.72)
Operating costs per barrel:
Refining operating expenses	$4.69	$3.83	$0.86
Depreciation and amortization	1.42	1.25	0.17

Total operating costs per barrel	$6.11	$5.08	$1.03

West Coast:
Operating income	$249	$815	$(566)
Throughput volumes (thousand barrels per day)	277	300	(23)
Throughput margin per barrel (b)	$10.55	$15.84	$(5.29)
Operating costs per barrel:
Refining operating expenses	$5.51	$4.48	$1.03
Depreciation and amortization	1.76	1.42	0.34

Total operating costs per barrel	$7.27	$5.90	$1.37

See the footnote references on page 44.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Nine Months Ended September 30,
	2008	2007	Change

Feedstocks:
WTI crude oil	$113.25	$66.12	$47.13
WTI less sour crude oil at U.S. Gulf Coast (f)	5.20	4.00	1.20
WTI less Mars crude oil	6.40	4.52	1.88
WTI less ANS crude oil	0.81	0.15	0.66
WTI less Maya crude oil	16.39	11.55	4.84

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	7.66	17.12	(9.46)
No. 2 fuel oil less WTI	19.17	11.86	7.31
Ultra-low-sulfur diesel less WTI	24.38	18.61	5.77
Propylene less WTI	(0.11)	13.88	(13.99)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	6.49	22.13	(15.64)
Low-sulfur diesel less WTI	25.10	22.78	2.32
U.S. Northeast:
Conventional 87 gasoline less WTI	4.40	16.63	(12.23)
No. 2 fuel oil less WTI	20.85	12.83	8.02
Lube oils less WTI	51.75	53.62	(1.87)
U.S. West Coast:
CARBOB 87 gasoline less ANS	12.95	27.18	(14.23)
CARB diesel less ANS	25.39	23.52	1.87

The following notes relate to references on pages 41 through 44.
(a)
Effective July 1, 2007, we sold our Lima Refinery to Husky. Therefore, the results of operations of the Lima Refinery for the six months of 2007 prior to its sale, as well as the gain on the sale of the refinery, are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery. The sale resulted in a pre-tax gain of $827 million ($426 million after tax), which is included in “Income from discontinued operations, net of income tax expense” for the nine months ended September 30, 2007.

(b)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(c)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(d)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for periods prior to its sale effective July 1, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(e)
The average market reference prices and differentials, with the exception of the propylene and lube oil differentials, are based on posted prices from Platts Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services — London Oil Reports. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect our operations and profitability.

(f)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.

General
Operating revenues increased 51% for the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of higher refined product prices between the two periods. Operating income of $3.5 billion and income from continuing operations of $2.1 billion for the nine months ended September 30, 2008 decreased 42% and 46%, respectively, from the corresponding amounts in the first nine months of 2007 primarily due to a $2.6 billion decrease in refining segment operating income discussed below. The refining segment operating income and income from continuing operations for the nine months ended September 30, 2007 exclude the operations of the Lima Refinery and the gain on its sale, which are classified as discontinued operations due to our sale of that refinery effective July 1, 2007 as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased from $6.4 billion for the first nine months of 2007 to $3.7 billion for the first nine months of 2008, resulting from a 19% decrease in throughput margin per barrel, a 15% increase in refining operating expenses (including depreciation and amortization expense), and a 5% decline in throughput volumes. These decreases were partially offset by a $305 million gain on the sale of our Krotz Springs Refinery effective July 1, 2008, which is discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
Total refining throughput margins for the first nine months of 2008 compared to the first nine months of 2007 were impacted by the following factors:
•
Gasoline margins decreased significantly in all of our refining regions in the first nine months of 2008 compared to the margins in the first nine months of 2007. The decline in gasoline margins for the first nine months of 2008 was primarily due to a decrease in gasoline demand, an increase in ethanol production, and higher gasoline inventory levels during most of the nine-month period.

•
Margins on various secondary refined products such as asphalt, fuel oils, propylene, and petroleum coke declined significantly from the first nine months of 2007 to the first nine months of 2008 as prices for these products did not increase in proportion to the large increase in the costs of the feedstocks used to produce them.

•
Distillate margins in the first nine months of 2008 increased in all of our refining regions from the margins in the first nine months of 2007. The increase in distillate margins was primarily due to continued strong global demand.

•
Sour crude oil feedstock differentials to WTI crude oil during the first nine months of 2008 remained wide and were wider than the differentials in the first nine months of 2007. These favorable differentials were attributable to continued ample supplies of sour crude oils and heavy sour residual fuel oils on the world market. Differentials on sour crude oil feedstocks also continued to benefit from increased demand for sweet crude oil resulting from lower sulfur specifications for gasoline and diesel.

•
Throughput volumes decreased 148,000 barrels per day during the first nine months of 2008 compared to the first nine months of 2007 due to a fire in the vacuum unit at our Aruba Refinery in January of 2008, downtime for maintenance at our Port Arthur and Delaware City Refineries, unplanned downtime at four of our refineries due to two hurricanes in the third quarter of 2008, and economic decisions to reduce throughputs in certain of our refineries as a result of unfavorable market fundamentals, partially offset by the 2007 shutdown of our McKee Refinery discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

•
Throughput margin for the first nine months of 2008 included approximately $100 million related to the McKee Refinery business interruption settlement discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

Refining operating expenses, excluding depreciation and amortization expense, were 16% higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to increases in energy costs, maintenance expense, and outside services. Refining depreciation and amortization expense increased 11% from the first nine months of 2007 to the first nine months of 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income of $206 million for the nine months ended September 30, 2008 increased by approximately 13% compared to the $183 million reported for the nine months ended September 30, 2007 primarily due to a $0.04 per gallon increase in average fuel margins in our Canadian retail operations and increased in-store sales in both our U.S. and Canadian retail operations, partially offset by increases in selling expenses and depreciation and amortization expense.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, decreased $59 million from the first nine months of 2007 to the first nine months of 2008 primarily due to the nonrecurrence of 2007 expenses related to executive retirement costs and a $13 million termination fee paid for the cancellation of our services agreement with NuStar Energy L.P., and lower variable compensation expenses.
“Other income, net” decreased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a $91 million foreign currency exchange rate gain in 2007 resulting from the repayment of a loan by a foreign subsidiary and reduced interest income resulting from lower cash balances and interest rates. These decreases were partially offset by lower costs incurred under our accounts receivable sales program and a $14 million gain in 2008 on the redemption of our 9.5% senior notes as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements.
Income tax expense decreased $796 million from the first nine months of 2007 to the first nine months of 2008 mainly as a result of lower operating income.
Income from discontinued operations for the nine months ended September 30, 2007 represents a $426 million after-tax gain on the sale of the Lima Refinery effective July 1, 2007 and net income from its operations prior to the sale.
OUTLOOK
Based on current forward market indicators, our outlook for refined product margins for the remainder of 2008 continues to be mixed. We expect the current economic slowdown to continue to unfavorably impact gasoline demand, which will continue to pressure gasoline margins. However, the price of crude oil and other feedstocks has declined significantly, which has resulted in lower retail pump prices that could result in increased consumer demand for gasoline. Our outlook for distillate margins, on the other hand, is more favorable. Low-sulfur diesel margins thus far in the fourth quarter have been comparable to the strong margins in the third quarter of 2008. Although domestic demand for distillates, like gasoline demand, has been weak, global demand for distillates continues to be strong, thereby supporting favorable distillate margins. We believe that distillate margins will continue to depend primarily on the pace of global economic activity and new refining capacity. The approach of winter heating requirements in the northern hemisphere may support distillate demand.

In regard to feedstocks, although sour crude oil differentials declined in the third quarter of 2008 from second quarter levels, they remained wide. Thus far in the fourth quarter, sour crude oil differentials have increased from the third quarter levels and are expected to remain favorable during the remainder of the fourth quarter of 2008.
During the first half of October, several of our refineries were continuing efforts to restart operations following the downtime resulting from two hurricanes that impacted the Gulf Coast during the third quarter of 2008. By mid-October, all of these refineries were operating near normal levels. Our turnaround schedule for the fourth quarter is normal, and therefore planned downtime should not significantly affect our results of operations during the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2008 and 2007
Net cash provided by operating activities for the nine months ended September 30, 2008 was $3.5 billion compared to $4.0 billion for the nine months ended September 30, 2007. The decrease in cash generated from operating activities was primarily due to the decrease in net income discussed above under “Results of Operations,” partially offset by a $1.3 billion increase from a favorable change in working capital between the periods. Changes in cash provided by or used for working capital during the first nine months of 2008 and 2007 are shown in Note 8 of Condensed Notes to Consolidated Financial Statements. Working capital changes in the first nine months of 2008 were impacted in large part by the following factors: (i) a significant increase in crude oil prices, (ii) a decrease in receivables resulting from the termination in the first quarter of 2008 of certain agreements related to the sale of the Lima Refinery to Husky, (iii) a reduction in throughput and sales volumes mainly due to downtime at certain of our refineries, and (iv) the timing of receivable collections at year-end 2007.
The net cash generated from operating activities during the first nine months of 2008, combined with $463 million of proceeds from the sale of our Krotz Springs Refinery, were used mainly to:
•	fund $2.1 billion of capital expenditures and deferred turnaround and catalyst costs;
•	make an early redemption of our 9.5% senior notes for $367 million and scheduled long-term note repayments of $7 million;
•	purchase 14.6 million shares of our common stock at a cost of $774 million;
•
fund a $25 million contingent earn-out payment in connection with the acquisition of the St. Charles Refinery, an $87 million acquisition of retail fuel sites, and a $57 million acquisition primarily of an interest in a refined product pipeline;

•	pay common stock dividends of $221 million; and
•	increase available cash on hand by $303 million.
The net cash generated from operating activities during the first nine months of 2007, combined with $2.245 billion of proceeds from the issuance of long-term notes, $2.4 billion of proceeds from the sale of our Lima Refinery, a $231 million benefit from tax deductions in excess of recognized stock-based compensation cost, and $130 million of proceeds from the issuance of common stock related to our employee benefit plans, were used mainly to:
•	fund $1.9 billion of capital expenditures and deferred turnaround and catalyst costs;
•	purchase 68.9 million shares of our common stock at a cost of $4.8 billion;
•	make an early debt repurchase of $183 million and a scheduled debt repayment of $230 million;
•	fund capital contributions, net of distributions, of $212 million to Cameron Highway Oil Pipeline Company mainly to enable the joint venture to redeem all of its outstanding debt;
•	fund contingent earn-out payments in connection with the acquisition of the St. Charles Refinery and the Delaware City Refinery of $50 million and $25 million, respectively;

•	pay common stock dividends of $205 million; and
•	increase available cash on hand by $1.5 billion.
Cash flows related to the discontinued operations of the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the nine months ended September 30, 2007. Cash provided by operating activities related to our discontinued operations was $260 million for the nine months ended September 30, 2007. Cash used in investing activities related to the Lima Refinery was $14 million for the nine months ended September 30, 2007.
Capital Investments
During the nine months ended September 30, 2008, we expended $1.9 billion for capital expenditures and $279 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2008 included $362 million of costs related to environmental projects.
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
For 2008, we expect to incur approximately $3.0 billion for capital investments, including approximately $2.6 billion for capital expenditures (approximately $550 million of which is for environmental projects) and approximately $400 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures incurred in 2008 related to the earn-out contingency agreement discussed above and strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
Krotz Springs Refinery Disposition
Effective July 1, 2008, we consummated the sale of our Krotz Springs Refinery to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. The sale resulted in a pre-tax gain of $305 million, or $170 million after tax. Cash proceeds, net of certain costs related to the sale, were $463 million, including approximately $135 million from the sale of working capital to Alon primarily related to the sale of inventory by our marketing and supply subsidiary. In addition to the cash consideration received, we also received contingent consideration in the form of a three-year earn-out agreement based on certain product margins, which had a fair value of $171 million as of July 1, 2008. We have hedged the risk of a decline in the referenced product margins by entering into certain commodity derivative contracts. In addition, we entered into various agreements with Alon as further described in Note 3 of Condensed Notes to Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2008, our contractual obligations included long-term debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.75% of stated value. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
During the nine months ended September 30, 2008, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. In October 2008, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa2 from Baa3, with a stable rating outlook. As of October 31, 2008, all of our ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating

Standard & Poor’s Ratings Services	BBB (stable outlook)
Moody’s Investors Service	Baa2 (stable outlook)
Fitch Ratings	BBB (stable outlook)
We cannot provide assurance that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell, or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing and the cost of such financings.
Other Commercial Commitments
As of September 30, 2008, our committed lines of credit included:

Borrowing
	Capacity	Expiration

Letter of credit facility	$300 million	June 2009
Letter of credit facility	$275 million	July 2009
Revolving credit facility	$2.5 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million. In July 2008, we entered into another one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $275 million. Both of these credit facilities support certain of our crude oil purchases. We are being charged letter of credit issuance fees in connection with these letter of credit facilities.
As of September 30, 2008, we had $456 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $767 million of letters of credit outstanding under our committed revolving credit facilities, excluding our Canadian facility. Under our Canadian committed revolving credit facility, we had Cdn. $16 million of letters of credit outstanding as of September 30, 2008. These letters of credit expire during 2008 and 2009.
Stock Purchase Programs
During the first nine months of 2008, we purchased 14.6 million shares of our common stock at a cost of $774 million in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors in April 2007. In October 2008, we purchased 8.4 million shares of our common stock at a cost of $181 million.

On February 28, 2008, our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the remaining amount under the $6 billion program previously authorized. This new $3 billion program has no expiration date. As of September 30, 2008, we had made no purchases of our common stock under the new $3 billion program. As of September 30, 2008, we have approvals under these stock purchase programs to purchase approximately $3.6 billion of our common stock.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, no expense or liability has been recognized in our consolidated financial statements with respect to this turnover tax on exports. We have commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we will seek to enforce our rights under the tax holiday. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled $91 million as of September 30, 2008, are reflected as “restricted cash” in our consolidated balance sheet.
In addition to the turnover tax described above, the GOA has also asserted other tax amounts aggregating approximately $25 million related to dividends and other tax items. We believe that the provisions of our tax holiday agreement exempt us from these taxes and, accordingly, no expense or liability has been recognized in our consolidated financial statements. These other tax amounts are also being addressed in the arbitration proceedings discussed above.
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
During the nine months ended September 30, 2008, we contributed $110 million to our qualified pension plans. Although we are not required to do so, we are evaluating further cash contributions to our qualified pension plans in the fourth quarter of 2008.

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
On January 25, 2008, our Aruba Refinery was shut down due to a fire in its vacuum unit. During the second quarter, we completed the repairs and resumed full operations of the refinery. This incident reduced our operating income for the first nine months of 2008 by approximately $220 million.
In November 2007, we announced plans to explore strategic alternatives related to our Aruba Refinery. We are continuing to pursue potential transactions for this refinery, which may include the sale of the refinery.
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
We believe that we have sufficient funds from operations and, to the extent necessary, from borrowings under our credit facilities, to fund our ongoing operating requirements. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets or the arrangement of additional credit facilities. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
OFF-BALANCE SHEET ARRANGEMENTS
Accounts Receivable Sales Facility
As of December 31, 2007, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. The facility had a maturity date of August 2008. In June 2008, we amended our agreement to extend the maturity date to June 2009. As of September 30, 2008 and December 31, 2007, the amount of eligible receivables sold to the third parties was $100 million.
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
As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued that either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
The following tables provide information about our derivative commodity instruments as of September 30, 2008 and December 31, 2007 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
Fair Value Hedges – Fair value hedges are used to hedge our recognized refining inventories (which had a carrying amount of $4.6 billion and $3.8 billion as of September 30, 2008 and December 31, 2007, respectively, and a fair value of $12.2 billion and $10.0 billion as of September 30, 2008 and December 31, 2007, respectively) and our unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future).
Cash Flow Hedges – Cash flow hedges are used to hedge our forecasted feedstock and product purchases, refined product sales, and natural gas purchases.
Economic Hedges – Economic hedges are hedges not designated as fair value or cash flow hedges that are used to:
–	manage price volatility in refinery feedstock and refined product inventories,
–	manage price volatility in forecasted feedstock and product purchases, refined product sales, and natural gas purchases, and

–	manage price volatility in the referenced product margins associated with the Alon earn-out agreement as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.
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
The following tables include only open positions at the end of the reporting period. Contract volumes are presented in thousands of barrels (for crude oil and refined products) or in billions of British thermal units (for natural gas). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products) or amounts per million British thermal units (for natural gas). Volumes shown for swaps represent notional volumes, which are used to calculate amounts due under the agreements. For futures, the contract value represents the contract price of either the long or short position multiplied by the derivative contract volume, while the market value amount represents the period-end market price of the commodity being hedged multiplied by the derivative contract volume. The pre-tax fair value for futures, swaps, and options represents the fair value of the derivative contract. The pre-tax fair value for swaps represents the excess of the receive price over the pay price multiplied by the notional contract volumes. For futures and options, the pre-tax fair value represents (i) the excess of the market value amount over the contract amount for long positions, or (ii) the excess of the contract amount over the market value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represents their strike price.

	September 30, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2008 (crude oil and refined products)	10,959	N/A	$102.80	$1,127	$1,102	$25

Cash Flow Hedges:
Swaps – long:
2008 (crude oil and refined products)	8,025	$111.67	106.29	N/A	(43)	(43)
2009 (crude oil and refined products)	25,482	119.93	104.36	N/A	(397)	(397)
Swaps – short:
2008 (crude oil and refined products)	8,025	116.89	120.95	N/A	33	33
2009 (crude oil and refined products)	25,482	122.96	140.16	N/A	438	438
Futures – long:
2008 (crude oil and refined products)	2,056	106.49	N/A	219	207	(12)

Economic Hedges:
Swaps – long:
2008 (crude oil and refined products)	15,900	64.85	55.14	N/A	(154)	(154)
2009 (crude oil and refined products)	14,025	118.29	102.92	N/A	(216)	(216)
2010 (crude oil and refined products)	11,628	123.62	104.73	N/A	(220)	(220)
2011 (crude oil and refined products)	3,900	124.78	105.25	N/A	(76)	(76)
Swaps – short:
2008 (crude oil and refined products)	12,439	74.18	87.00	N/A	159	159
2009 (crude oil and refined products)	14,025	115.56	132.89	N/A	243	243
2010 (crude oil and refined products)	11,628	120.42	138.46	N/A	210	210
2011 (crude oil and refined products)	3,900	120.04	136.66	N/A	65	65
Futures – long:
2008 (crude oil and refined products)	63,642	112.00	N/A	7,128	6,714	(414)
2009 (crude oil and refined products)	2,647	113.06	N/A	299	277	(22)
2008 (natural gas)	5,250	8.90	N/A	47	41	(6)
2009 (natural gas)	3,500	9.10	N/A	32	28	(4)
Futures – short:
2008 (crude oil and refined products)	61,080	N/A	114.41	6,988	6,401	587
2009 (crude oil and refined products)	2,617	N/A	131.76	345	323	22
Options – long:
2008 (crude oil and refined products)	24	74.05	N/A	–	–	–
2009 (crude oil and refined products)	46	56.75	N/A	1	1	–

	September 30, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Trading Activities:
Swaps – long:
2008 (crude oil and refined products)	5,407	$24.43	$24.67	N/A	$1	$1
2009 (crude oil and refined products)	8,040	125.21	113.63	N/A	(93)	(93)
Swaps – short:
2008 (crude oil and refined products)	5,586	24.46	24.56	N/A	1	1
2009 (crude oil and refined products)	8,040	113.21	125.48	N/A	99	99
Futures – long:
2008 (crude oil and refined products)	27,530	122.18	N/A	$3,364	3,019	(345)
2009 (crude oil and refined products)	4,488	119.36	N/A	536	493	(43)
2008 (natural gas)	200	7.69	N/A	2	2	–
Futures – short:
2008 (crude oil and refined products)	27,574	N/A	120.37	3,319	3,020	299
2009 (crude oil and refined products)	4,488	N/A	119.14	535	497	38
2008 (natural gas)	200	N/A	7.63	2	2	–

Total pre-tax fair value of open positions						$175

	December 31, 2007
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – long:
2008 (crude oil and refined products)	68,873	$97.69	N/A	$6,728	$6,961	$233
Futures – short:
2008 (crude oil and refined products)	79,188	N/A	$96.89	7,673	8,005	(332)

Cash Flow Hedges:
Swaps – long:
2008 (crude oil and refined products)	18,175	81.44	98.50	N/A	310	310
Swaps – short:
2008 (crude oil and refined products)	18,175	102.55	86.25	N/A	(296)	(296)
Futures – long:
2008 (crude oil and refined products)	80,960	103.50	N/A	8,379	8,596	217
Futures – short:
2008 (crude oil and refined products)	73,735	N/A	103.62	7,640	7,826	(186)

Economic Hedges:
Swaps – long:
2008 (crude oil and refined products)	12,012	33.16	39.48	N/A	76	76
Swaps – short:
2008 (crude oil and refined products)	7,397	63.91	54.25	N/A	(71)	(71)
Futures – long:
2008 (crude oil and refined products)	77,902	96.20	N/A	7,494	7,802	308
Futures – short:
2008 (crude oil and refined products)	76,426	N/A	96.18	7,351	7,663	(312)
Options – long:
2008 (crude oil and refined products)	89	47.72	N/A	–	1	1

Trading Activities:
Swaps – long:
2008 (crude oil and refined products)	14,677	11.77	12.98	N/A	18	18
Swaps – short:
2008 (crude oil and refined products)	15,952	12.47	11.56	N/A	(15)	(15)
Futures – long:
2008 (crude oil and refined products)	28,801	98.01	N/A	2,823	2,923	100
Futures – short:
2008 (crude oil and refined products)	28,766	N/A	98.20	2,824	2,920	(96)
Options – short:
2008 (crude oil and refined products)	66	N/A	49.00	1	1	–

Total pre-tax fair value of open positions						$(45)

INTEREST RATE RISK
The following table provides information about our long-term debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value

Long-term Debt:
Fixed rate	$–	$209	$33	$418	$759	$5,085	$6,504	$6,340
Average interest rate	–	3.6%	6.8%	6.4%	6.9%	6.7%	6.6%

	December 31, 2007
	Expected Maturity Dates
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value

Long-term Debt:
Fixed rate	$356	$209	$33	$418	$759	$5,086	$6,861	$7,109
Average interest rate	9.4%	3.6%	6.8%	6.4%	6.9%	6.7%	6.8%
FOREIGN CURRENCY RISK
As of September 30, 2008, we had commitments to purchase $641 million of U.S. dollars. These contracts matured on or before October 27, 2008, resulting in a $91 million gain in the fourth quarter of 2008 due to an increase in the U.S. dollar value relative to the Canadian dollar value.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2008.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007, or our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
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
Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2007). On October 11, 2007, the DDNREC issued a notice of violation (NOV) to our Delaware City Refinery alleging unauthorized emissions and failure to report emissions from the refinery’s frozen earth storage unit. On September 26, 2008, we signed a Consent Order with the DDNREC to settle this matter. The settlement allows our operation of the facility until replacement storage can be secured (but not later than 2010). In October, we paid a penalty in connection with the settlement, which will not have a material effect on our consolidated financial position or results of operations.
New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). In the third quarter of 2008, the NJDEP issued an air-related Administrative Order and Notice of Civil Administrative Penalty Assessment (Notice) to our Paulsboro Refinery with a proposed penalty of $162,600. The Notice covers certain deviations from the refinery’s permit requirements. We are pursuing settlement of this Notice with the NJDEP.
South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery) (this matter was last reported in our Form 10-K for the year ended December 31, 2007). In the third quarter of 2008, we reached a settlement with the SCAQMD regarding 13 NOVs issued in 2007 and 2008 for various alleged violations at our Wilmington Refinery and asphalt plant including excess emissions, recordkeeping discrepancies, and other matters.

Item 1A. Risk Factors.
Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.
Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms, and can adversely affect the financial strength of our business partners.
Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors over which we exert no control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, commodity hedging counterparties, or our customers, causing them to fail to meet their obligations to us. In addition, any downgrade of our debt ratings by the rating agencies would most likely increase the difficulty of our obtaining credit and capital on terms favorable to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.
            (c)   Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)
July 2008	2,021,808	$36.34	368,548	1,653,260	$ 3.63 billion
August 2008	1,382	$33.96	1,382	–	$ 3.63 billion
September 2008	103	$33.37	103	–	$ 3.63 billion
Total	2,023,293	$36.34	370,033	1,653,260	$ 3.63 billion

(1)
The shares reported in this column represent purchases settled in the third quarter of 2008 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

Date: November 7, 2008