Form 10-Q
period 2009-03-31
VALERO ENERGY CORP/TX
filed 2009-05-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2009 was 516,398,749.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and temporary cash investments	$1,715	$940
Restricted cash	139	131
Receivables, net	3,156	2,897
Inventories	4,669	4,637
Income taxes receivable	86	197
Deferred income taxes	78	98
Prepaid expenses and other	625	550

Total current assets	10,468	9,450

Property, plant and equipment, at cost	28,644	28,103
Accumulated depreciation	(5,112)	(4,890)

Property, plant and equipment, net	23,532	23,213

Intangible assets, net	213	224
Deferred charges and other assets, net	1,563	1,530

Total assets	$35,776	$34,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$312	$312
Accounts payable	4,539	4,446
Accrued expenses	378	374
Taxes other than income taxes	501	592
Income taxes payable	2	–
Deferred income taxes	505	485

Total current liabilities	6,237	6,209

Debt and capital lease obligations, less current portion	7,264	6,264

Deferred income taxes	4,289	4,163

Other long-term liabilities	2,183	2,161

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 627,501,593 and 627,501,593 shares issued	6	6
Additional paid-in capital	7,194	7,190
Treasury stock, at cost; 111,145,049 and 111,290,436 common shares	(6,875)	(6,884)
Retained earnings	15,715	15,484
Accumulated other comprehensive loss	(237)	(176)

Total stockholders’ equity	15,803	15,620

Total liabilities and stockholders’ equity	$35,776	$34,417

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues (1)	$13,824	$27,945

Costs and expenses:
Cost of sales	11,628	25,669
Refining operating expenses	997	1,114
Retail selling expenses	169	188
General and administrative expenses	145	135
Depreciation and amortization expense	378	367

Total costs and expenses	13,317	27,473

Operating income	507	472
Other income (expense), net	(1)	20
Interest and debt expense:
Incurred	(119)	(116)
Capitalized	40	19

Income before income tax expense	427	395
Income tax expense	118	134

Net income	$309	$261

Earnings per common share	$0.60	$0.49
Weighted-average common shares outstanding (in millions)	514	532

Earnings per common share – assuming dilution	$0.59	$0.48
Weighted-average common shares outstanding – assuming dilution (in millions)	519	541

Dividends per common share	$0.15	$0.12

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$204	$194
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$309	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	378	367
Stock-based compensation expense	12	12
Deferred income tax expense	169	8
Changes in current assets and current liabilities	(96)	(11)
Changes in deferred charges and credits and other operating activities, net	9	(9)

Net cash provided by operating activities	781	628

Cash flows from investing activities:
Capital expenditures	(735)	(537)
Deferred turnaround and catalyst costs	(167)	(103)
Advance payments related to purchase of certain VeraSun Energy Corporation facilities	(13)	–
Contingent payment in connection with acquisition	–	(25)
Minor acquisition	–	(57)
Other investing activities, net	6	6

Net cash used in investing activities	(909)	(716)

Cash flows from financing activities:
Non-bank debt:
Borrowings	998	–
Repayments	–	(374)
Accounts receivable sales program:
Proceeds from sale of receivables	100	–
Repayments	(100)	–
Purchase of common stock for treasury	–	(518)
Issuance of common stock in connection with employee benefit plans	1	7
Benefit from tax deduction in excess of recognized stock-based compensation cost	1	8
Common stock dividends	(77)	(64)
Debt issuance costs	(7)	–
Other financing activities	(2)	–

Net cash provided by (used in) financing activities	914	(941)

Effect of foreign exchange rate changes on cash	(11)	(4)

Net increase (decrease) in cash and temporary cash investments	775	(1,033)
Cash and temporary cash investments at beginning of period	940	2,464

Cash and temporary cash investments at end of period	$1,715	$1,431

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$309	$261

Other comprehensive income (loss):
Foreign currency translation adjustment	(81)	(77)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $(32) and $27	60	(49)
Net gain reclassified into income, net of income tax expense of $21 and $8	(40)	(15)

Net gain (loss) on cash flow hedges	20	(64)

Other comprehensive loss	(61)	(141)

Comprehensive income	$248	$120

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
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
2. ACCOUNTING PRONOUNCEMENTS
FSP No. FAS 157-2
In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 157-2 (FSP No. 157-2), which delayed the effective date of Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The exceptions apply to the following: nonfinancial assets and nonfinancial liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and the initial recognition of the fair value of asset retirement obligations and restructuring costs. The implementation of Statement No. 157 for these assets and liabilities effective January 1, 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided in Note 9.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
FASB Statement No. 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement provides guidance for the accounting and reporting of noncontrolling interests, changes in controlling interests, and the deconsolidation of subsidiaries. In addition, Statement No. 160 amends FASB Statement No. 128, “Earnings per Share,” to specify the computation, presentation, and disclosure requirements for earnings per share if an entity has one or more noncontrolling interests. The adoption of Statement No. 160 effective January 1, 2009 has not affected our financial position or results of operations.
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. Statement No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of Statement No. 161 effective January 1, 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided in Note 10.
FSP No. EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted. Shares of restricted stock granted under certain of our stock-based compensation plans represent participating securities covered by FSP No. EITF 03-6-1. However, the adoption of FSP No. EITF 03-6-1 effective January 1, 2009 did not affect our basic earnings per common share for the three months ended March 31, 2009 and 2008, the calculation of which is provided in Note 7.
EITF Issue No. 08-6
In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6). EITF No. 08-6 applies to all investments accounted for

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the equity method and provides guidance regarding (i) initial measurement of an equity investment, (ii) recognition of other-than-temporary impairment of an equity method investment, including any impairment charge taken by the investee, and (iii) accounting for a change in ownership level or degree of influence on an investee. The consensus is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF No. 08-6 is to be applied prospectively and earlier application is not permitted. Due to its application to future equity method investments, the adoption of EITF No. 08-6 effective January 1, 2009 has not had any immediate effect on our financial position or results of operations.
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
FSP No. FAS 141(R)-1
In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. FAS 141(R)-1). FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R) to address application issues raised related to (i) initial recognition and measurement, (ii) subsequent measurement and accounting, and (iii) disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP No. FAS 141(R)-1 are to be applied to contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Due to its application to future acquisitions, the adoption of FSP No. FAS 141(R)-1 effective January 1, 2009 has not had any immediate effect on our financial position or results of operations.
FSP No. FAS 107-1 and APB 28-1, FSP No. FAS 157-4, and FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB 28-1). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a publicly traded company to include disclosures about the fair value of its financial instruments for interim reporting periods as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The early adoption provision of FSP No. FAS 107-1 and APB 28-1 is available only if an entity also elects to apply the early adoption provisions of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. FAS 157-4), and FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. FAS 115-2 and FAS 124-2). We adopted these three FASB Staff Positions in the first quarter of 2009, none of which has affected our financial

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
position or results of operations. However, the adoption of FSP No. FAS 107-1 and APB 28-1 resulted in additional interim disclosures discussed below.
Our financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, capital lease obligations, commodity derivative contracts, and foreign currency derivative contracts. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets, except for certain debt as discussed in Note 5. The fair values of our debt, commodity derivative contracts, and foreign currency derivative contracts were estimated primarily based on quoted market prices.
3. ACQUISITIONS
On February 6, 2009, we entered into a binding agreement with VeraSun Energy Corporation (VeraSun) pursuant to which we offered to purchase from VeraSun five existing ethanol plants and a site currently under development. The existing ethanol plants included in the agreement are located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota, and the site under development is located in Reynolds, Indiana. VeraSun’s primary business was the production and marketing of ethanol and its co-products, including distillers grains. VeraSun previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code.
On March 18, 2009, the bankruptcy court accepted our bid to purchase the six facilities mentioned above and also approved our purchase of two additional ethanol plants located in Albion, Nebraska, and Albert City, Iowa (collectively, the VeraSun Acquisition). On April 1, 2009, we completed the purchase of the ethanol facilities in our original bid for a purchase price of $350 million, plus approximately $75 million primarily for inventory and certain other working capital. On April 9, 2009, we completed the purchase of the plant in Albert City for a purchase price of $72 million. We expect to complete the purchase of the plant in Albion for a purchase price of $55 million later in the second quarter of 2009.
The VeraSun Acquisition expands our clean motor fuels business. The purchase price was funded with part of the proceeds from a $1 billion issuance of notes in March 2009, which is discussed in Note 5. A determination of the fair values of the assets acquired and liabilities assumed is pending the completion of independent appraisals and other evaluations.
4. INVENTORIES
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2009	2008

Refinery feedstocks	$2,186	$2,140
Refined products and blendstocks	2,211	2,224
Convenience store merchandise	86	90
Materials and supplies	186	183

Inventories	$4,669	$4,637

As of March 31, 2009 and December 31, 2008, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $1.1 billion and $686 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DEBT
Non-Bank Debt
In March 2009, we issued $750 million of 9.375% notes due March 15, 2019 and $250 million of 10.5% notes due March 15, 2039. Proceeds from the issuance of these notes totaled approximately $998 million, before deducting underwriting discounts of $7 million.
On April 1, 2009, we made scheduled debt repayments of $200 million related to our 3.5% notes and $9 million related to our 5.125% Series 1997D industrial revenue bonds.
On February 1, 2008, we redeemed our 9.50% senior notes for $367 million, or 104.75% of stated value. These notes had a carrying amount of $381 million on the date of redemption, resulting in a gain of $14 million that was included in “other income (expense), net” in the consolidated statement of income. In addition, in March 2008, we made a scheduled debt repayment of $7 million related to certain of our other debt.
Bank Credit Facilities
During the three months ended March 31, 2009, we had no borrowings or repayments under our revolving bank credit facilities. As of March 31, 2009, we had no borrowings outstanding under our committed revolving credit facilities or our short-term uncommitted bank credit facilities.
As of March 31, 2009, we had $218 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $224 million of letters of credit outstanding under our three U.S. committed revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $19 million of letters of credit outstanding as of March 31, 2009.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in June 2009. As of December 31, 2008, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million, which was repaid in February 2009. In March 2009, we sold $100 million of eligible receivables to the third-party entities and financial institutions, which remained outstanding as of March 31, 2009. In April 2009, we sold an additional $400 million of eligible receivables under this program.
Other Disclosures
The estimated fair value of our debt, including current portion, was as follows (in millions):

	March 31,	December 31,
	2009	2008

Carrying amount	$7,537	$6,537
Fair value	7,654	6,462

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. STOCKHOLDERS’ EQUITY
Treasury Stock
No significant purchases of our common stock were made during the three months ended March 31, 2009. During the three months ended March 31, 2008, we purchased 8.8 million shares of our common stock at a cost of $518 million in connection with the administration of our employee benefit plans and common stock purchase programs authorized by our board of directors. During the three months ended March 31, 2009, we issued 0.2 million shares from treasury at an average cost of $63.49 per share, and for the three months ended March 31, 2008, we issued 0.6 million shares from treasury at an average cost of $67.37 per share, for our employee benefit plans.
Common Stock Dividends
On April 30, 2009, our board of directors declared a regular quarterly cash dividend of $0.15 per common share payable on June 17, 2009 to holders of record at the close of business on May 27, 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. EARNINGS PER COMMON SHARE
Earnings per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2009		2008
	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock

Earnings per common share:
Net income		$309		$261
Less dividends paid:
Common stock		77		64
Nonvested restricted stock		–		–

Undistributed earnings		$232		$197

Weighted-average common shares outstanding	2	514	1	532

Earnings per common share:
Distributed earnings	$0.15	$0.15	$0.12	$0.12
Undistributed earnings	0.45	0.45	0.37	0.37

Total earnings per common share	$0.60	$0.60	$0.49	$0.49

Earnings per common share – assuming dilution:
Net income		$309		$261

Weighted-average common shares outstanding		514		532
Effect of dilutive securities:
Stock options		4		8
Performance awards and other benefit plans		1		1

Weighted-average common shares outstanding – assuming dilution		519		541

Earnings per common share – assuming dilution		$0.59		$0.48

Approximately 10 million and 2 million outstanding stock options were not included in the computation of dilutive securities for the three months ended March 31, 2009 and 2008, respectively, because the options’ exercise prices were greater than the average market price of the common shares during the reporting period, and therefore the effect of including such options would be anti-dilutive.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2009	2008

Decrease (increase) in current assets:
Restricted cash	$(8)	$(10)
Receivables, net	(245)	1,663
Inventories	(50)	(469)
Income taxes receivable	117	–
Prepaid expenses and other	(90)	47
Increase (decrease) in current liabilities:
Accounts payable	231	(771)
Accrued expenses	35	(82)
Taxes other than income taxes	(86)	(93)
Income taxes payable	–	(296)

Changes in current assets and current liabilities	$(96)	$(11)

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

•
changes in assets held for sale and liabilities related to assets held for sale pertaining to the operations of the Krotz Springs Refinery prior to its sale to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc., in July 2008 are reflected in the line items to which the changes relate in the table above; and

•
certain differences between consolidated balance sheet changes and consolidated statement of cash flow changes reflected above result from translating foreign currency denominated amounts at different exchange rates.

There were no significant noncash investing or financing activities for the three months ended March 31, 2009 and 2008.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2009	2008

Interest paid in excess of (less than) amount capitalized	$(19)	$16
Income taxes paid (net of tax refunds received)	(168)	414
9. FAIR VALUE MEASUREMENTS
Statement No. 157 establishes a fair value hierarchy (Level 1, Level 2, or Level 3) based on the quality of inputs used to measure fair value. Pursuant to the provisions of Statement No. 157, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. We use appropriate valuation techniques based on the available inputs to measure the fair values of our applicable assets and liabilities. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.
The table below presents information (dollars in millions) about our financial assets and liabilities measured and recorded at fair value on a recurring basis and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2009 and December 31, 2008.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Commodity derivative contracts	$85	$784	$–	$869
Nonqualified benefit plans	89	–	–	89
Alon earn-out agreement	–	–	24	24
Liabilities:
Commodity derivative contracts	–	14	–	14
Certain nonqualified benefit plans	24	–	–	24

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets:
Commodity derivative contracts	$40	$610	$–	$650
Nonqualified benefit plans	98	–	–	98
Alon earn-out agreement	–	–	13	13
Liabilities:
Commodity derivative contracts	–	7	–	7
Certain nonqualified benefit plans	26	–	–	26
The valuation methods used to measure our financial instruments at fair value are as follows:
•	Commodity derivative contracts, consisting primarily of exchange-traded futures and swaps, are measured at fair value using the market approach pursuant to the provisions of Statement No. 157. Exchange-traded futures are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, with appropriate consideration of counterparty credit risk, but since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy.
•	Nonqualified benefit plan assets and certain nonqualified benefit plan liabilities are measured at fair value using a market approach based on quotations from national securities exchanges and are categorized in Level 1 of the fair value hierarchy.
•	The Alon earn-out agreement, which we received as partial consideration for the sale of our Krotz Springs Refinery in July 2008, is measured at fair value using a discounted cash flow model and is categorized in Level 3 of the fair value hierarchy. Significant inputs to the model include expected payments and discount rates that consider the effects of both credit risk and the time value of money.
A $210 million obligation to pay cash collateral to brokers under master netting arrangements is netted against the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs for the three months ended March 31, 2009. We did not have any fair value measurements using significant unobservable inputs for the three months ended March 31, 2008.

Balance as of December 31, 2008	$13
Net unrealized gains included in earnings	11
Transfers in and/or out of Level 3	–

Balance as of March 31, 2009	$24

Unrealized gains for the three months ended March 31, 2009, which are reported in “other income (expense), net” in the consolidated statement of income, relate to the Alon earn-out agreement that was still held at the reporting date. These unrealized gains were offset by the recognition in “other income (expense), net” of losses on derivative instruments entered into to hedge the risk of changes in the fair value of the Alon earn-out agreement. These derivative instruments are included in the “commodity derivative contracts” amounts reflected in the fair value table above.
The table below presents information (dollars in millions) about our nonfinancial liabilities measured and recorded at fair value on a nonrecurring basis that arose on or after January 1, 2009 (the date of adoption of FSP No. FAS 157-2), and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2009.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Liabilities:
Asset retirement obligations	$–	$–	$6	$6
Asset retirement obligations in the table above are calculated based on the present value of estimated removal and other closure costs using our internal risk-free rate of return.
10. PRICE RISK MANAGEMENT ACTIVITIES
We enter into derivative instruments to manage our exposure to commodity price risk, interest rate risk, and foreign currency risk, and to hedge price risk on other contractual derivatives that we have entered into. In addition, we use derivative instruments for trading purposes based on our fundamental and technical analysis of market conditions. All derivative instruments are recorded on our balance sheet as either assets or liabilities measured at their fair values. When we enter into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge, or a trading activity. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of “other comprehensive income” and is then recorded in income in the period or periods during which the hedged forecasted transaction affects

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred. For our economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by us for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refining operations. To reduce the impact of this price volatility on our results of operations and cash flows, we use derivative commodity instruments, including swaps, futures, and options, to manage our exposure to commodity price risks. For such risk management purposes, we use fair value hedges, cash flow hedges, and economic hedges.
In addition to the use of derivative instruments to manage commodity price risk, we also enter into certain derivative commodity instruments for trading purposes. Our objectives for entering into each of these types of derivative instruments and the level of activity of each as of March 31, 2009 are described below.
Fair Value Hedges
Fair value hedges are used to hedge certain recognized refining inventories and unrecognized firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and normally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels.
As of March 31, 2009, we had the following outstanding derivative commodity instruments that were entered into to hedge crude oil and refined product inventories. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Derivative Instrument / Maturity	Contract Volumes

Futures – short (2009)	7,267
Cash Flow Hedges
Cash flow hedges are used to hedge certain forecasted feedstock and product purchases, refined product sales, and natural gas purchases. The purpose of our cash flow hedges is to lock in the price of forecasted feedstock or natural gas purchases or refined product sales at existing market prices that are deemed favorable by management.
As of March 31, 2009, we had the following outstanding derivative commodity instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	20,802
2010	15,900
Swaps – short:
2009	20,802
2010	15,900
Futures – long (2009)	1,238
Economic Hedges
Economic hedges are hedges not designated as fair value or cash flow hedges that are used to (i) manage price volatility in certain refinery feedstock and refined product inventories, (ii) manage price volatility in certain forecasted feedstock and product purchases, refined product sales, and natural gas purchases; and (iii) manage price volatility in the referenced product margins associated with the Alon earn-out agreement, which is a separate contractual derivative that we entered into with the sale of our Krotz Springs Refinery, as further discussed in Note 9. Our objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into. As of March 31, 2009, we had the following outstanding derivative commodity instruments that were entered into as economic hedges. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	46,937
2010	27,764
2011	3,900
Swaps – short:
2009	38,153
2010	27,918
2011	3,900
Futures – long:
2009	300,779
2010	27,086
Futures – short:
2009	297,998
2010	27,416
Options – long (2009)	13
Trading Activities
These represent derivative commodity instruments held or issued for trading purposes. Our objective in entering into derivative commodity instruments for trading purposes is to take advantage of existing market conditions related to crude oil and refined products that management perceives as opportunities to benefit our results of operations and cash flows, but for which there are no related physical transactions. As of March 31, 2009, we had the following outstanding derivative commodity instruments that were entered into for trading purposes. The information presents the volume of outstanding contracts by type

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	14,482
2010	14,610
2011	1,950
Swaps – short:
2009	13,905
2010	9,609
2011	1,950
Futures – long:
2009	21,809
2010	1,411
2009 (natural gas)	100
Futures – short:
2009	21,784
2010	1,411
2009 (natural gas)	100
Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, we have at times used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. These interest rate swap agreements are generally accounted for as fair value hedges. However, we have not had any outstanding interest rate swap agreements since 2006.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of March 31, 2009, we had commitments to purchase $106 million of U.S. dollars. These commitments matured on or before April 24, 2009, resulting in a $3 million loss in the second quarter of 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2009 (in millions) and the line items in the balance sheet in which the fair values are reflected. See Note 9 for additional information related to the fair values of our derivative instruments. As indicated in Note 9, we net fair value amounts recognized for multiple derivative instruments executed with the same counterparty under master netting arrangements. The table below, however, is presented on a gross asset and gross liability basis as required by FASB Statement No. 161, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$65	Receivables, net	$80
Swaps	Receivables, net	539	Receivables, net	454
Swaps	Prepaid expenses and other current assets	3,044	Prepaid expenses and other current assets	2,789
Swaps	Accrued expenses	1	Accrued expenses	3

Total derivatives designated as hedging instruments		$3,649		$3,326

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$2,962	Receivables, net	$2,652
Swaps	Receivables, net	898	Receivables, net	740
Swaps	Prepaid expenses and other current assets	2,031	Prepaid expenses and other current assets	1,746
Swaps	Accrued expenses	61	Accrued expenses	72
Alon earn-out agreement	Receivables, net	24	Accrued expenses	–
Foreign currency contracts	Receivables, net	–	Accounts payable	–

Total derivatives not designated as hedging instruments		$5,976		$5,210

Total derivatives		$9,625		$8,536

Market and Counterparty Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. We closely monitor and manage our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Market risks are monitored by a risk control group to ensure compliance with our stated risk management policy. Concentrations of customers in the refining industry may impact our overall exposure to counterparty risk, in that these

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers may be similarly affected by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies may be adversely affected by periods of uncertainty and illiquidity in the credit and capital markets.
As of March 31, 2009, we had net receivables related to derivative instruments of $59 million from counterparties in the refining industry and $481 million from counterparties in the financial services industry. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by amounts payable by us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments that we enter into. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.
Effect of Derivative Instruments on Statements of Income and Other Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments for the three months ended March 31, 2009 (in millions), and the line items in the financial statements in which such gains and losses are reflected.

Amount of
Gain or (Loss)
	Location of	Amount of	Location of	Amount of	Recognized in
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Income for
Derivatives in	Recognized in	Recognized in	Recognized in	Recognized	Ineffective
Fair Value	Income on	Income on	Income on	in Income on	Portion of
Hedging Relationships	Derivatives	Derivatives	Hedged Item	Hedged Item	Derivative (1)

Commodity contracts	Cost of sales	$(15)	Cost of sales	$15	$–

Total		$(15)		$15	$–

(1)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

	Amount of	Location of	Amount of	Location of	Amount of
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from	Recognized in	Recognized in
Derivatives in	OCI on	Accumulated OCI	Accumulated OCI	Income on	Income on
Cash Flow	Derivatives	into Income	into Income	Derivatives	Derivatives
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion) (1)

Commodity contracts (2)	$92	Cost of sales	$61	Cost of sales	$–

Total	$92		$61		$–

(1)	No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

(2)
For the three months ended March 31, 2009, cash flow hedges primarily related to forward sales of distillates and associated forward purchases of crude oil, with $189 million of cumulative after-tax gains on cash flow hedges remaining in “accumulated other comprehensive income (loss)” as of March 31, 2009. We expect that a significant amount of the deferred gains at March 31, 2009 will be reclassified into “cost of sales” over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three months ended March 31, 2009, there were no amounts reclassified from “accumulated other comprehensive income (loss)” into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of	Amount of
Derivatives Designated as	Gain or (Loss)	Gain or (Loss)
Economic Hedges	Recognized in	Recognized in
and Other	Income on	Income on
Derivative Instruments	Derivatives	Derivatives

Commodity contracts	Cost of sales	$96
Foreign currency contracts	Cost of sales	6

		102

Alon earn-out agreement	Other income (expense)	11
Alon earn-out hedge (commodity contracts)	Other income (expense)	(15)

		(4)

Total		$98

	Location of	Amount of
	Gain or (Loss)	Gain or (Loss)
	Recognized in	Recognized in
Derivatives Designated as	Income on	Income on
Trading Activities	Derivatives	Derivatives

Commodity contracts	Cost of sales	$91

Total		$91

11. SEGMENT INFORMATION
Segment information for our two reportable segments, refining and retail, was as follows (in millions):

	Refining	Retail	Corporate	Total

Three months ended March 31, 2009:
Operating revenues from external customers	$12,192	$1,632	$–	$13,824
Intersegment revenues	1,007	–	–	1,007
Operating income (loss)	607	56	(156)	507

Three months ended March 31, 2008:
Operating revenues from external customers	25,430	2,515	–	27,945
Intersegment revenues	1,900	–	–	1,900
Operating income (loss)	568	50	(146)	472
Total assets by reportable segment were as follows (in millions):

	March 31,	December 31,
	2009	2008

Refining	$31,618	$30,801
Retail	1,754	1,818
Corporate	2,404	1,798

Total consolidated assets	$35,776	$34,417

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months ended March 31, 2009 and 2008 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$26	$23	$3	$3
Interest cost	20	19	6	7
Expected return on plan assets	(27)	(26)	–	–
Amortization of:
Prior service cost (credit)	–	1	(4)	(2)
Net loss	3	–	2	1

Net periodic benefit cost	$22	$17	$7	$9

Our anticipated contributions to our qualified pension plans during 2009 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2008. In January 2009, we contributed $50 million to our main qualified pension plan. There were no contributions made during the three months ended March 31, 2008.
13. COMMITMENTS AND CONTINGENCIES
Contingent Earn-Out Agreements
In January 2008, we made a previously accrued earn-out payment of $25 million related to the acquisition of the St. Charles Refinery, which was the final payment under that agreement. As of March 31, 2009, we have no further commitments with respect to contingent earn-out agreements. However, see Note 9 for a discussion of a contingent receivable from Alon related to a three-year earn-out agreement received in July 2008 as partial consideration for the sale of our Krotz Springs Refinery.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, through March 31, 2009, no expense or liability was recognized in our consolidated financial statements with respect to this turnover tax on exports. We commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we are seeking to enforce our rights under the tax holiday and other agreements related to the refinery. The arbitration hearing was held on February 3-4, 2009. We anticipate a decision sometime later this year. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled $110 million and $102 million as of March 31, 2009 and December 31, 2008, respectively, are reflected as “restricted cash” in our consolidated balance sheets. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we anticipate that $8 million (plus applicable interest) will be paid to the GOA in the second quarter of 2009. The tax protests for the remaining periods remain outstanding.
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
Litigation
MTBE Litigation
As of May 1, 2009, we were named as a defendant in 32 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Many of the cases are pending in federal court and are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Thirteen cases are pending in state court. The City of New York case is set for trial on June 22, 2009, in federal court.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Village of Hempstead and West Hempstead Water District will be set for trial in February 2010. Discovery is open in all cases. We believe that we have strong defenses to all claims and are vigorously defending the lawsuits.
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
Retail Fuel Temperature Litigation
As of May 1, 2009, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. The federal lawsuits are consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). Discovery has commenced. The court is expected to rule on certain class certification issues in 2009. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of March 31, 2009:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of March 31, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$677	$–	$1,038	$–	$1,715
Restricted cash	23	1	115	–	139
Receivables, net	12	35	3,109	–	3,156
Inventories	–	305	4,364	–	4,669
Income taxes receivable	62	–	86	(62)	86
Deferred income taxes	–	–	78	–	78
Prepaid expenses and other	–	7	618	–	625

Total current assets	774	348	9,408	(62)	10,468

Property, plant and equipment, at cost	–	6,116	22,528	–	28,644
Accumulated depreciation	–	(529)	(4,583)	–	(5,112)

Property, plant and equipment, net	–	5,587	17,945	–	23,532

Intangible assets, net	–	–	213	–	213
Investment in Valero Energy affiliates	6,552	2,838	(40)	(9,350)	–
Long-term notes receivable from affiliates	15,887	–	–	(15,887)	–
Deferred income tax receivable	902	–	–	(902)	–
Deferred charges and other assets, net	120	128	1,315	–	1,563

Total assets	$24,235	$8,901	$28,841	$(26,201)	$35,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$209	$–	$103	$–	$312
Accounts payable	1	289	4,249	–	4,539
Accrued expenses	169	39	170	–	378
Taxes other than income taxes	–	11	490	–	501
Income taxes payable	–	–	64	(62)	2
Deferred income taxes	505	–	–	–	505

Total current liabilities	884	339	5,076	(62)	6,237

Debt and capital lease obligations, less current portion	6,330	898	36	–	7,264

Long-term notes payable to affiliates	–	6,321	9,566	(15,887)	–

Deferred income taxes	–	1,185	4,006	(902)	4,289

Other long-term liabilities	1,218	198	767	–	2,183

Stockholders’ equity:
Common stock	6	–	1	(1)	6
Additional paid-in capital	7,194	1,598	4,335	(5,933)	7,194
Treasury stock	(6,875)	–	–	–	(6,875)
Retained earnings	15,715	(1,628)	4,873	(3,245)	15,715
Accumulated other comprehensive income (loss)	(237)	(10)	181	(171)	(237)

Total stockholders’ equity	15,803	(40)	9,390	(9,350)	15,803

Total liabilities and stockholders’ equity	$24,235	$8,901	$28,841	$(26,201)	$35,776

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$2,734	$13,704	$(2,614)	$13,824

Costs and expenses:
Cost of sales	–	2,706	11,536	(2,614)	11,628
Refining operating expenses	–	239	758	–	997
Retail selling expenses	–	–	169	–	169
General and administrative expenses	(2)	1	146	–	145
Depreciation and amortization expense	–	64	314	–	378

Total costs and expenses	(2)	3,010	12,923	(2,614)	13,317

Operating income (loss)	2	(276)	781	–	507
Equity in earnings (losses) of subsidiaries	248	120	(105)	(263)	–
Other income (expense), net	255	(14)	161	(403)	(1)
Interest and debt expense:
Incurred	(143)	(115)	(264)	403	(119)
Capitalized	–	7	33	–	40

Income (loss) before income tax expense (benefit)	362	(278)	606	(263)	427
Income tax expense (benefit) (1)	53	(173)	238	–	118

Net income (loss)	$309	$(105)	$368	$(263)	$309

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$7,674	$27,605	$(7,334)	$27,945

Costs and expenses:
Cost of sales	–	7,419	25,584	(7,334)	25,669
Refining operating expenses	–	234	880	–	1,114
Retail selling expenses	–	–	188	–	188
General and administrative expenses	(1)	13	123	–	135
Depreciation and amortization expense	–	78	289	–	367

Total costs and expenses	(1)	7,744	27,064	(7,334)	27,473

Operating income (loss)	1	(70)	541	–	472
Equity in earnings (losses) of subsidiaries	136	39	(121)	(54)	–
Other income (expense), net	292	(8)	192	(456)	20
Interest and debt expense:
Incurred	(137)	(148)	(287)	456	(116)
Capitalized	–	4	15	–	19

Income (loss) before income tax expense (benefit)	292	(183)	340	(54)	395
Income tax expense (benefit) (1)	31	(62)	165	–	134

Net income (loss)	$261	$(121)	$175	$(54)	$261

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$135	$(201)	$847	$–	$781

Cash flows from investing activities:
Capital expenditures	–	(140)	(595)	–	(735)
Deferred turnaround and catalyst costs	–	(13)	(154)	–	(167)
Advance payments related to purchase of certain VeraSun Energy Corporation facilities	–	–	(13)	–	(13)
Net intercompany loans	(588)	–	–	588	–
Other investing activities, net	–	–	6	–	6

Net cash used in investing activities	(588)	(153)	(756)	588	(909)

Cash flows from financing activities:
Non-bank debt borrowings	998	–	–	–	998
Accounts receivable sales program:
Proceeds from sale of receivables	–	–	100	–	100
Repayments	–	–	(100)	–	(100)
Issuance of common stock in connection with employee benefit plans	1	–	–	–	1
Benefit from tax deduction in excess of recognized stock-based compensation cost	1	–	–	–	1
Common stock dividends	(77)	–	–	–	(77)
Net intercompany borrowings	–	354	234	(588)	–
Debt issuance costs	(7)	–	–	–	(7)
Other financing activities	(1)	–	(1)	–	(2)

Net cash provided by financing activities	915	354	233	(588)	914

Effect of foreign exchange rate changes on cash	–	–	(11)	–	(11)

Net increase in cash and temporary cash investments	462	–	313	–	775
Cash and temporary cash investments at beginning of period	215	–	725	–	940

Cash and temporary cash investments at end of period	$677	$–	$1,038	$–	$1,715

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$124	$32	$472	$–	$628

Cash flows from investing activities:
Capital expenditures	–	(106)	(431)	–	(537)
Deferred turnaround and catalyst costs	–	(10)	(93)	–	(103)
Contingent payment in connection with acquisition	–	–	(25)	–	(25)
Net intercompany loans	(171)	–	–	171	–
Minor acquisition	–	–	(57)	–	(57)
Other investing activities, net	–	–	6	–	6

Net cash used in investing activities	(171)	(116)	(600)	171	(716)

Cash flows from financing activities:
Non-bank debt repayments	(6)	(368)	–	–	(374)
Purchase of common stock for treasury	(518)	–	–	–	(518)
Issuance of common stock in connection with employee benefit plans	7	–	–	–	7
Benefit from tax deduction in excess of recognized stock-based compensation cost	8	–	–	–	8
Common stock dividends	(64)	–	–	–	(64)
Net intercompany borrowings (repayments)	–	452	(281)	(171)	–

Net cash provided by (used in) financing activities	(573)	84	(281)	(171)	(941)

Effect of foreign exchange rate changes on cash	–	–	(4)	–	(4)

Net decrease in cash and temporary cash investments	(620)	–	(413)	–	(1,033)
Cash and temporary cash investments at beginning of period	1,414	–	1,050	–	2,464

Cash and temporary cash investments at end of period	$794	$–	$637	$–	$1,431

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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our results of operations in the first quarter of 2009. We reported net income of $309 million, or $0.59 per share, for the first quarter of 2009, compared to $261 million, or $0.48 per share, for the first quarter of 2008. The results of operations for the first quarter of 2008 included a pre-tax benefit of approximately $100 million for a business interruption insurance settlement related to a 2007 fire at our McKee Refinery.
Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The current economic recession has caused a decline in demand for refined products, which put pressure on refined product margins during the first quarter of 2009. However, relatively low retail pump prices for gasoline resulting from declining costs of crude oil and other feedstocks helped to support gasoline margins during the first quarter of 2009, and as a result, gasoline margins were unseasonably strong and improved significantly in the first quarter of 2009 compared to the prior year first quarter. The lower costs of crude oil and other feedstocks also significantly improved margins on certain secondary products, such as asphalt, fuel oils, and petroleum coke, during the first quarter of 2009. Distillate margins continued to be favorable in the first quarter of 2009, but declined compared to the high margins in the first quarter of 2008 primarily due to increased inventory levels and reduced demand caused by a reduction in global economic activity.
Because more than 65% of our total crude oil throughput generally consists of sour crude oil and acidic sweet crude oil feedstocks that historically have been purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” First quarter 2009 sour crude oil differentials decreased significantly and were substantially lower than the 2008 first quarter differentials. This decline in sour crude oil differentials was partially caused by a disproportionate reduction in sour crude oil production by OPEC, which reduced the supply of sour crude oil and increased the price of sour crude oils relative to sweet crude oils.
In February 2009, we made an offer to VeraSun Energy Corporation (VeraSun) to purchase five existing ethanol plants and a site currently under development in conjunction with VeraSun’s bankruptcy proceedings. In March 2009, the bankruptcy court approved our purchase of these six facilities as well as two additional VeraSun ethanol plants available in the bankruptcy proceedings. In April 2009, we closed on the acquisition of all but one of these facilities, with the closing on the acquisition of the final facility expected later in the second quarter of 2009.
In March 2009, we issued $750 million of 10-year notes and $250 million of 30-year notes. Proceeds from these notes have been used to make $209 million of scheduled debt payments in April 2009, fund our acquisition of the ethanol plants from VeraSun, and maintain our capital investment program.

RESULTS OF OPERATIONS
First Quarter 2009 Compared to First Quarter 2008
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2009	2008 (a)	Change

Operating revenues	$13,824	$27,945	$(14,121)

Costs and expenses:
Cost of sales	11,628	25,669	(14,041)
Refining operating expenses	997	1,114	(117)
Retail selling expenses	169	188	(19)
General and administrative expenses	145	135	10
Depreciation and amortization expense:
Refining	344	331	13
Retail	23	25	(2)
Corporate	11	11	–

Total costs and expenses	13,317	27,473	(14,156)

Operating income	507	472	35
Other income (expense), net	(1)	20	(21)
Interest and debt expense:
Incurred	(119)	(116)	(3)
Capitalized	40	19	21

Income before income tax expense	427	395	32
Income tax expense	118	134	(16)

Net income	$309	$261	$48

Earnings per common share – assuming dilution	$0.59	$0.48	$0.11

See the footnote references on page 40.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2009	2008	Change

Refining:
Operating income	$607	$568	$39
Throughput margin per barrel (b)	$8.77	$8.48	$0.29
Operating costs per barrel:
Refining operating expenses	$4.49	$4.69	$(0.20)
Depreciation and amortization	1.55	1.40	0.15

Total operating costs per barrel	$6.04	$6.09	$(0.05)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	572	582	(10)
Medium/light sour crude	625	656	(31)
Acidic sweet crude	112	73	39
Sweet crude	562	629	(67)
Residuals	113	192	(79)
Other feedstocks	171	159	12

Total feedstocks	2,155	2,291	(136)
Blendstocks and other	312	318	(6)

Total throughput volumes	2,467	2,609	(142)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,123	1,224	(101)
Distillates	832	872	(40)
Petrochemicals	61	77	(16)
Other products (c)	441	438	3

Total yields	2,457	2,611	(154)

Retail – U.S.:
Operating income	$25	$14	$11
Company-operated fuel sites (average)	1,004	950	54
Fuel volumes (gallons per day per site)	4,984	4,942	42
Fuel margin per gallon	$0.117	$0.112	$0.005
Merchandise sales	$266	$245	$21
Merchandise margin (percentage of sales)	30.4%	30.5%	(0.1)%
Margin on miscellaneous sales	$23	$28	$(5)
Retail selling expenses	$114	$120	$(6)
Depreciation and amortization expense	$17	$17	$–

Retail – Canada:
Operating income	$31	$36	$(5)
Fuel volumes (thousand gallons per day)	3,260	3,278	(18)
Fuel margin per gallon	$0.250	$0.301	$(0.051)
Merchandise sales	$39	$46	$(7)
Merchandise margin (percentage of sales)	29.9%	28.3%	1.6%
Margin on miscellaneous sales	$8	$9	$(1)
Retail selling expenses	$55	$68	$(13)
Depreciation and amortization expense	$6	$8	$(2)

See the footnote references on page 40.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2009	2008	Change

Gulf Coast (a):
Operating income	$169	$437	$(268)
Throughput volumes (thousand barrels per day)	1,315	1,380	(65)
Throughput margin per barrel (b)	$7.13	$9.51	$(2.38)
Operating costs per barrel:
Refining operating expenses	$4.19	$4.72	$(0.53)
Depreciation and amortization	1.51	1.31	0.20

Total operating costs per barrel	$5.70	$6.03	$(0.33)

Mid-Continent:
Operating income	$172	$115	$57
Throughput volumes (thousand barrels per day)	400	412	(12)
Throughput margin per barrel (b)	$9.98	$8.74	$1.24
Operating costs per barrel:
Refining operating expenses	$3.74	$4.34	$(0.60)
Depreciation and amortization	1.47	1.33	0.14

Total operating costs per barrel	$5.21	$5.67	$(0.46)

Northeast:
Operating income	$81	$5	$76
Throughput volumes (thousand barrels per day)	476	556	(80)
Throughput margin per barrel (b)	$9.03	$6.00	$3.03
Operating costs per barrel:
Refining operating expenses	$5.57	$4.50	$1.07
Depreciation and amortization	1.57	1.41	0.16

Total operating costs per barrel	$7.14	$5.91	$1.23

West Coast:
Operating income	$185	$11	$174
Throughput volumes (thousand barrels per day)	276	261	15
Throughput margin per barrel (b)	$14.40	$7.89	$6.51
Operating costs per barrel:
Refining operating expenses	$5.10	$5.56	$(0.46)
Depreciation and amortization	1.83	1.87	(0.04)

Total operating costs per barrel	$6.93	$7.43	$(0.50)

See the footnote references on page 40.

Average Market Reference Prices and Differentials (e)
(dollars per barrel)

	Three Months Ended March 31,
	2009	2008	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$42.97	$97.94	$(54.97)
WTI less sour crude oil at U.S. Gulf Coast (f)	1.71	5.84	(4.13)
WTI less Mars crude oil	(0.78)	6.97	(7.75)
WTI less Maya crude oil	4.46	16.81	(12.35)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	8.14	4.23	3.91
No. 2 fuel oil less WTI	10.85	15.20	(4.35)
Ultra-low-sulfur diesel less WTI	15.04	20.37	(5.33)
Propylene less WTI	(6.49)	(0.77)	(5.72)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.58	4.97	3.61
Low-sulfur diesel less WTI	11.64	20.92	(9.28)
U.S. Northeast:
Conventional 87 gasoline less WTI	8.14	3.07	5.07
No. 2 fuel oil less WTI	13.43	17.76	(4.33)
Lube oils less WTI	67.10	32.29	34.81
U.S. West Coast:
CARBOB 87 gasoline less WTI	19.13	9.04	10.09
CARB diesel less WTI	13.70	19.95	(6.25)

The following notes relate to references on pages 37 through 40.
(a)
Effective July 1, 2008, we sold our Krotz Springs Refinery to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. The nature and significance of our post-closing participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations, and all refining operating highlights, both consolidated and for the Gulf Coast region, include the Krotz Spring Refinery for the three months ended March 31, 2008.

(b)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(c)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(d)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for the three months ended March 31, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

General
Operating revenues decreased 51% for the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of lower refined product prices between the two periods. Operating income of $507 million and net income of $309 million for the three months ended March 31, 2009 increased 7% and 18%, respectively, from the corresponding amounts in the first quarter of 2008 primarily due to a $39 million increase in refining segment operating income discussed below.
Refining
Operating income for our refining segment increased from $568 million for the first quarter of 2008 to $607 million for the first quarter of 2009, resulting from a 3% increase in throughput margin per barrel and a 7% decrease in refining operating expenses (including depreciation and amortization expense), partially offset by a 5% decline in throughput volumes.
Total refining throughput margins for the first quarter of 2009 compared to the first quarter of 2008 were impacted by the following factors:
•	Gasoline margins were unseasonably strong in all of our refining regions in the first quarter of 2009, and were almost double the margins in the first quarter of 2008. The improvement in gasoline margins for the first quarter of 2009 was primarily due to a significant decrease in the cost of crude oil and other feedstocks, which contributed to lower retail pump prices that supported gasoline demand.
•	Distillate margins in the first quarter of 2009 remained favorable, but decreased in all of our refining regions from the high margins in the first quarter of 2008. The decrease in distillate margins was primarily due to increased inventory levels and reduced demand attributable to the global slowdown in economic activity.
•	Margins on various secondary refined products such as asphalt, fuel oils, and petroleum coke improved significantly from the first quarter of 2008 to the first quarter of 2009 as prices for these products did not decrease in proportion to the large decrease in the costs of the feedstocks used to produce them.
•	Sour crude oil feedstock differentials to WTI crude oil during the first quarter of 2009 declined significantly compared to the differentials in the first quarter of 2008. These unfavorable sour crude oil differentials were attributable mainly to reduced production of heavy sour crude oil by OPEC and the relatively low price of WTI crude oil.
•	Throughput margin for the first quarter of 2008 included approximately $100 million related to the McKee Refinery business interruption insurance settlement discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.
•	Throughput volumes decreased 142,000 barrels per day during the first quarter of 2009 compared to the first quarter of 2008 primarily due to (i) unplanned downtime at our Port Arthur and Delaware City Refineries, (ii) planned downtime for maintenance at our Texas City, St. Charles, and Corpus Christi Refineries, and (iii) the sale of our Krotz Springs Refinery in July 2008.
Refining operating expenses, excluding depreciation and amortization expense, were 11% lower for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily due to decreases in energy costs and maintenance expense and $23 million of operating expenses in the first quarter of 2008 related to the Krotz Springs Refinery, which was sold effective July 1, 2008. Refining depreciation and amortization expense increased 4% from the first quarter of 2008 to the first quarter of 2009 primarily due to the completion of new capital projects and increased turnaround and catalyst amortization.

Retail
Retail operating income was $56 million for the quarter ended March 31, 2009 compared to $50 million for the quarter ended March 31, 2008. This 12% increase was primarily due to lower selling expenses and improved fuel margins in our U.S. retail operations, partially offset by reduced operating income in our Canadian retail operations attributable largely to a decrease in the Canadian dollar exchange rate relative to the U.S. dollar.
Corporate Expenses and Other
General and administrative expenses increased $10 million from the first quarter of 2008 to the first quarter of 2009 due mainly to an increase in severance expenses.
“Other income (expense), net” for the first quarter of 2009 decreased from the first quarter of 2008 primarily due to reduced interest income resulting from lower cash balances and interest rates combined with the nonrecurrence of a $14 million gain recognized in the first quarter of 2008 on the redemption of our 9.5% senior notes as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements.
Interest and debt expense decreased from the first quarter of 2008 to the first quarter of 2009 due mainly to an increase in capitalized interest resulting from a higher balance of capital projects under construction, partially offset by interest incurred on $1 billion of debt issued on March 12, 2009.
Income tax expense decreased $16 million from the first quarter of 2008 to the first quarter of 2009 mainly as a result of a lower effective tax rate for the first quarter of 2009 primarily due to an increase in the proportion of pre-tax income contributed by the Aruba Refinery, the profits of which are non-taxable in Aruba through December 31, 2010.
OUTLOOK
We expect the current global economic slowdown and rising unemployment to continue to unfavorably impact demand for refined products, which will put continuing pressure on refined product margins. With respect to the gasoline market, however, the current relatively low prices of crude oil and other feedstocks have contributed to retail pump prices that are significantly lower than this time last year, and these lower pump prices could result in improved demand as the summer driving season approaches. On the other hand, distillate margins for the second and third quarters of 2009 are expected to continue to be unfavorably affected by reduced demand attributable to the current economic recession. We believe that refined product margins will continue to depend primarily on the level of global economic activity and the rate at which new refining capacity is brought online.
In regard to feedstocks, thus far in 2009, sour crude oil differentials have decreased significantly from fourth quarter 2008 levels and are expected to remain lower until demand for crude oil increases. Increased crude oil demand will depend on the global rate of recovery from the current economic recession. Until demand improves, reduced overall crude oil production by OPEC is expected to continue, which will reduce the supply of sour crude oil and increase the price of such crude oils relative to sweet crude oils. We expect the remainder of 2009 will continue to be a challenging period for the refining industry and our company in light of the current economic environment.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2009 and 2008
Net cash provided by operating activities for the three months ended March 31, 2009 was $781 million compared to $628 million for the three months ended March 31, 2008. The increase in cash generated from operating activities was primarily due to the increase in operating income discussed above under “Results of Operations” and a favorable change in the amount of income tax payments and refunds between the two periods, partially offset by an unfavorable change in other working capital components between the periods. Changes in cash provided by or used for working capital during the first three months of 2009 and 2008 are shown in Note 8 of Condensed Notes to Consolidated Financial Statements.
The net cash generated from operating activities during the first three months of 2009, combined with $998 million of proceeds from the issuance of $1 billion of notes in March 2009 as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements, were used mainly to:
•	fund $902 million of capital expenditures and deferred turnaround and catalyst costs;
•	pay common stock dividends of $77 million;
•	make a $13 million advance payment for the purchase of certain VeraSun facilities; and
•	increase available cash on hand by $775 million.
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
Capital Investments
During the three months ended March 31, 2009, we expended $735 million for capital expenditures and $167 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2009 included $94 million of costs related to environmental projects.
For 2009, we expect to incur approximately $2.5 billion for capital investments, including approximately $2.1 billion for capital expenditures (approximately $520 million of which is for environmental projects) and approximately $430 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
In April 2009, we completed the purchase of six ethanol facilities and a site currently under development from VeraSun for a purchase price of $422 million, plus approximately $75 million for inventory and certain other working capital. We expect to complete the purchase of one additional ethanol facility for a purchase price of $55 million later in the second quarter of 2009.
Contractual Obligations
As of March 31, 2009, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.

In March 2009, we issued $750 million of 9.375% notes due March 15, 2019 and $250 million of 10.5% notes due March 15, 2039. Proceeds from the issuance of these notes totaled approximately $998 million, before deducting underwriting discounts of $7 million.
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in June 2009. As of December 31, 2008, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million, which was repaid in February 2009. In March 2009, we sold $100 million of eligible receivables to the third-party entities and financial institutions, which remained outstanding as of March 31, 2009. In April 2009, we sold an additional $400 million of eligible receivables under this program.
During the three months ended March 31, 2009, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.
Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of March 31, 2009, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

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
As of March 31, 2009, our committed lines of credit were as follows:

Borrowing
	Capacity	Expiration

Letter of credit facility	$300 million	June 2009
Letter of credit facility	$275 million	July 2009
Revolving credit facility	$2.5 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012
As of March 31, 2009, we had $218 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $224 million of letters of credit outstanding under our three U.S. committed revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $19 million of letters of credit outstanding as of March 31, 2009. Our letters of credit expire during 2009 and 2010.

Stock Purchase Programs
As of March 31, 2009, we have approvals under common stock purchase programs previously approved by our board of directors to purchase approximately $3.5 billion of our common stock.
Tax Matters
As discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, we are subject to extensive tax liabilities. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. Accordingly, through March 31, 2009, no expense or liability was recognized in our consolidated financial statements with respect to this turnover tax on exports. We commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we are seeking to enforce our rights under the tax holiday and other agreements related to the refinery. The arbitration hearing was held on February 3-4, 2009. We anticipate a decision sometime later this year. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. Amounts deposited under this escrow agreement, which totaled $110 million and $102 million as of March 31, 2009 and December 31, 2008, respectively, are reflected as “restricted cash” in our consolidated balance sheets. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we anticipate that $8 million (plus applicable interest) will be paid to the GOA in the second quarter of 2009. The tax protests for the remaining periods remain outstanding.
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
Other
In January 2009, we contributed $50 million to our main qualified pension plan. We expect to contribute a total of approximately $130 million to our qualified pension plans during 2009.

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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued that either have already been reflected in the accompanying consolidated financial statements, or will become effective for our financial statements at various dates in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
For information regarding gains and losses on our derivative instruments, see Note 10 of Condensed Notes to Consolidated Financial Statements. The following tables provide information about our derivative commodity instruments as of March 31, 2009 and December 31, 2008 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
Fair Value Hedges – Fair value hedges are used to hedge certain recognized refining inventories (which had a carrying amount of $4.4 billion as of both March 31, 2009 and December 31, 2008, and a fair value of $5.5 billion and $5.1 billion as of March 31, 2009 and December 31, 2008, respectively) and our unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future). The gain or loss on a derivative instrument designated and qualifying as a fair value hedge and the offsetting loss or gain on the hedged item are recognized currently in income in the same period.
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
Economic Hedges – Economic hedges are hedges not designated as fair value or cash flow hedges that are used to:
–	manage price volatility in refinery feedstock and refined product inventories;
–	manage price volatility in forecasted feedstock and product purchases, refined product sales, and natural gas purchases; and
–	manage price volatility in the referenced product margins associated with the three-year earn-out agreement with Alon in connection with the sale of our Krotz Springs Refinery.
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

	March 31, 2009
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2009 (crude oil and refined products)	7,267	N/A	$51.82	$377	$368	$9

Cash Flow Hedges:
Swaps – long:
2009 (crude oil and refined products)	20,802	113.37	56.13	N/A	(1,191)	(1,191)
2010 (crude oil and refined products)	15,900	60.46	62.67	N/A	35	35
Swaps – short:
2009 (crude oil and refined products)	20,802	61.03	130.04	N/A	1,436	1,436
2010 (crude oil and refined products)	15,900	71.00	72.68	N/A	27	27
Futures – long:
2009 (crude oil and refined products)	1,238	53.45	N/A	66	55	(11)

Economic Hedges:
Swaps – long:
2009 (crude oil and refined products)	46,937	45.24	28.44	N/A	(789)	(789)
2010 (crude oil and refined products)	27,764	86.47	56.96	N/A	(819)	(819)
2011 (crude oil and refined products)	3,900	124.78	66.76	N/A	(226)	(226)
Swaps – short:
2009 (crude oil and refined products)	38,153	38.44	63.06	N/A	939	939
2010 (crude oil and refined products)	27,918	62.75	99.19	N/A	1,017	1,017
2011 (crude oil and refined products)	3,900	72.53	136.66	N/A	250	250
Futures – long:
2009 (crude oil and refined products)	300,779	54.23	N/A	16,312	16,344	32
2010 (crude oil and refined products)	27,086	63.93	N/A	1,732	1,804	72
Futures – short:
2009 (crude oil and refined products)	297,998	N/A	56.34	16,789	16,627	162
2010 (crude oil and refined products)	27,416	N/A	66.87	1,833	1,890	(57)
Options – long:
2009 (crude oil and refined products)	13	59.75	N/A	–	–	–

Trading Activities:
Swaps – long:
2009 (crude oil and refined products)	14,482	73.81	44.90	N/A	(419)	(419)
2010 (crude oil and refined products)	14,610	31.35	28.97	N/A	(35)	(35)
2011 (crude oil and refined products)	1,950	78.36	68.58	N/A	(19)	(19)
Swaps – short:
2009 (crude oil and refined products)	13,905	46.95	78.52	N/A	439	439
2010 (crude oil and refined products)	9,609	44.36	51.11	N/A	65	65
2011 (crude oil and refined products)	1,950	68.87	80.59	N/A	23	23
Futures – long:
2009 (crude oil and refined products)	21,809	71.91	N/A	1,568	1,220	(348)
2010 (crude oil and refined products)	1,411	75.85	N/A	107	96	(11)
2009 (natural gas)	100	4.18	N/A	–	–	–
Futures – short:
2009 (crude oil and refined products)	21,784	N/A	72.14	1,571	1,221	350
2010 (crude oil and refined products)	1,411	N/A	75.56	107	96	11
2009 (natural gas)	100	N/A	4.31	–	–	–

Total pre-tax fair value of open positions						$942

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2009 (crude oil and refined products)	6,904	N/A	$48.28	$333	$320	$13

Cash Flow Hedges:
Swaps – long:
2009 (crude oil and refined products)	60,162	$121.69	58.44	N/A	(3,805)	(3,805)
2010 (crude oil and refined products)	4,680	63.72	64.03	N/A	1	1
Swaps – short:
2009 (crude oil and refined products)	60,162	62.38	129.80	N/A	4,056	4,056
2010 (crude oil and refined products)	4,680	76.32	78.69	N/A	11	11
Futures – long:
2009 (crude oil and refined products)	780	38.62	N/A	30	27	(3)

Economic Hedges:
Swaps – long:
2009 (crude oil and refined products)	25,987	96.88	55.25	N/A	(1,082)	(1,082)
2010 (crude oil and refined products)	19,734	105.96	63.94	N/A	(829)	(829)
2011 (crude oil and refined products)	3,900	124.78	67.99	N/A	(221)	(221)
Swaps – short:
2009 (crude oil and refined products)	25,931	59.65	106.81	N/A	1,223	1,223
2010 (crude oil and refined products)	19,734	72.18	121.96	N/A	982	982
2011 (crude oil and refined products)	3,900	74.08	136.66	N/A	244	244
Futures – long:
2009 (crude oil and refined products)	135,882	59.17	N/A	8,040	7,319	(721)
2010 (crude oil and refined products)	3,466	78.33	N/A	271	240	(31)
2009 (natural gas)	4,310	8.46	N/A	36	24	(12)
Futures – short:
2009 (crude oil and refined products)	135,091	N/A	62.74	8,475	7,510	965
2010 (crude oil and refined products)	3,692	N/A	84.66	313	276	37
2009 (natural gas)	4,310	N/A	5.68	24	24	–
Options – long:
2009 (crude oil and refined products)	57	60.64	N/A	1	–	(1)

Trading Activities:
Swaps – long:
2009 (crude oil and refined products)	19,887	77.56	45.09	N/A	(646)	(646)
2010 (crude oil and refined products)	10,050	40.66	35.35	N/A	(53)	(53)
2011 (crude oil and refined products)	1,950	78.36	65.80	N/A	(24)	(24)
Swaps – short:
2009 (crude oil and refined products)	16,084	56.44	97.17	N/A	655	655
2010 (crude oil and refined products)	5,850	64.19	73.12	N/A	52	52
2011 (crude oil and refined products)	1,950	68.06	80.59	N/A	24	24

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Futures – long:
2009 (crude oil and refined products)	24,039	$71.70	N/A	$1,724	$1,300	$(424)
2010 (crude oil and refined products)	956	84.12	N/A	80	70	(10)
2009 (natural gas)	200	5.79	N/A	1	1	–
Futures – short:
2009 (crude oil and refined products)	21,999	N/A	$73.38	1,614	1,209	405
2010 (crude oil and refined products)	956	N/A	83.63	80	70	10
2009 (natural gas)	200	N/A	5.82	1	1	–
Options – long:
2009 (crude oil and refined products)	100	30.00	N/A	–	–	–

Total pre-tax fair value of open positions						$816

INTEREST RATE RISK
The following table provides information about our debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Expected Maturity Dates
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value

Debt:
Fixed rate	$209	$33	$418	$759	$489	$5,597	$7,505	$7,554
Average interest rate	3.6%	6.8%	6.4%	6.9%	5.5%	7.3%	7.0%
Floating rate	$100	$–	$–	$–	$–	$–	$100	$100
Average interest rate	2.6%	–%	–%	–%	–%	–%	2.6%

	December 31, 2008
	Expected Maturity Dates
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value

Debt:
Fixed rate	$209	$33	$418	$759	$489	$4,597	$6,505	$6,362
Average interest rate	3.6%	6.8%	6.4%	6.9%	5.5%	6.8%	6.6%
Floating rate	$100	$–	$–	$–	$–	$–	$100	$100
Average interest rate	3.9%	–%	–%	–%	–%	–%	3.9%
FOREIGN CURRENCY RISK
As of March 31, 2009, we had commitments to purchase $106 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 24, 2009, resulting in a $3 million loss in the second quarter of 2009.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2009.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008.
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
Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In our Form 10-K for the year ended December 31, 2008, we reported that from 2006 to 2008, the BAAQMD had issued 86 violation notices (VNs) for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. We recently settled 36 of these VNs with the BAAQMD.
New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery). In the first quarter of 2009, the NJDEP issued two Administrative Order and Notice of Civil Administrative Penalty Assessments (Notices) to our Paulsboro Refinery. The first alleges excess air emissions at the refinery for the third quarter of 2008, and assesses a penalty of $338,800. The other assesses a penalty of $278,800 relating to alleged Title V permit deviations. We are pursuing settlement of these Notices.
Oklahoma Department of Environmental Quality (ODEQ) (Ardmore Refinery). In the first quarter of 2009, we settled a penalty demand from the ODEQ relating to alleged excess air emission violations from 2006 to 2008 at our Ardmore Refinery.
Texas Commission on Environmental Quality (TCEQ) (McKee Refinery). In the first quarter of 2009, we settled a proposed Agreed Order from the TCEQ to resolve nine alleged violations of air regulations at our McKee Refinery.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
            (a) Unregistered Sales of Equity Securities. Not applicable.
            (b) Use of Proceeds. Not applicable.
            (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)
January 2009	500	$23.31	500	–	$ 3.46 billion
February 2009	4,032	$22.83	4,032	–	$ 3.46 billion
March 2009	4,496	$17.77	4,496	–	$ 3.46 billion
Total	9,028	$20.34	9,028	–	$ 3.46 billion

(1)
The shares reported in this column represent purchases settled in the first quarter of 2009 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

(2)
On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, as authorized by our board of directors on April 25, 2007. The $6 billion common stock purchase program has no expiration date. On February 28, 2008, we announced that our board of directors approved a new $3 billion common stock purchase program. This program is in addition to the $6 billion program. This $3 billion program has no expiration date.

Item 6. Exhibits

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

Date: May 7, 2009