Form 10-Q
period 2009-06-30
VALERO ENERGY CORP/TX
filed 2009-08-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2009 was 562,761,441.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and temporary cash investments	$1,623	$940
Restricted cash	141	131
Receivables, net	4,217	2,897
Inventories	4,561	4,637
Income taxes receivable	27	197
Deferred income taxes	132	98
Prepaid expenses and other	472	550

Total current assets	11,173	9,450

Property, plant and equipment, at cost	29,688	28,103
Accumulated depreciation	(5,404)	(4,890)

Property, plant and equipment, net	24,284	23,213

Intangible assets, net	221	224
Deferred charges and other assets, net	1,543	1,530

Total assets	$37,221	$34,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$137	$312
Accounts payable	5,840	4,446
Accrued expenses	350	374
Taxes other than income taxes	557	592
Income taxes payable	36	–
Deferred income taxes	404	485

Total current liabilities	7,324	6,209

Debt and capital lease obligations, less current portion	7,231	6,264

Deferred income taxes	4,105	4,163

Other long-term liabilities	2,154	2,161

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 627,501,593 shares issued	7	6
Additional paid-in capital	7,987	7,190
Treasury stock, at cost; 110,853,320 and 111,290,436 common shares	(6,856)	(6,884)
Retained earnings	15,384	15,484
Accumulated other comprehensive loss	(115)	(176)

Total stockholders’ equity	16,407	15,620

Total liabilities and stockholders’ equity	$37,221	$34,417

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues (1)	$17,925	$36,640	$31,749	$64,585

Costs and expenses:
Cost of sales	16,543	33,673	28,171	59,342
Operating expenses	1,015	1,133	2,012	2,247
Retail selling expenses	171	190	340	378
General and administrative expenses	124	117	269	252
Depreciation and amortization expense	389	369	767	736

Total costs and expenses	18,242	35,482	31,559	62,955

Operating income (loss)	(317)	1,158	190	1,630
Other income (expense), net	(24)	15	(25)	35
Interest and debt expense:
Incurred	(118)	(107)	(237)	(223)
Capitalized	36	24	76	43

Income (loss) before income tax expense (benefit)	(423)	1,090	4	1,485
Income tax expense (benefit)	(169)	356	(51)	490

Net income (loss)	$(254)	$734	$55	$995

Earnings (loss) per common share	$(0.48)	$1.39	$0.11	$1.88
Weighted-average common shares outstanding (in millions)	525	526	520	529

Earnings (loss) per common share – assuming dilution	$(0.48)	$1.37	$0.11	$1.85
Weighted-average common shares outstanding – assuming dilution (in millions)	525	534	525	537
Dividends per common share	$0.15	$0.15	$0.30	$0.27

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$229	$204	$433	$398
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$55	$995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	767	736
Stock-based compensation expense	23	24
Deferred income tax benefit	(125)	(93)
Changes in current assets and current liabilities	557	189
Changes in deferred charges and credits and other operating activities, net	130	(49)

Net cash provided by operating activities	1,407	1,802

Cash flows from investing activities:
Capital expenditures	(1,351)	(1,178)
Deferred turnaround and catalyst costs	(249)	(203)
Purchase of certain VeraSun Energy Corporation facilities	(556)	–
Return of investment in Cameron Highway Oil Pipeline Company	8	12
Advance proceeds related to sale of assets	–	17
Contingent payment in connection with acquisition	–	(25)
Minor acquisitions	(29)	(57)
Other investing activities, net	3	14

Net cash used in investing activities	(2,174)	(1,420)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	799	–
Non-bank debt:
Borrowings	998	–
Repayments	(209)	(374)
Bank credit agreements:
Borrowings	–	296
Repayments	–	(296)
Accounts receivable sales program:
Proceeds from sale of receivables	500	–
Repayments	(500)	–
Purchase of common stock for treasury	–	(700)
Issuance of common stock in connection with employee benefit plans	4	11
Benefit from tax deduction in excess of recognized stock-based compensation cost	1	13
Common stock dividends	(155)	(143)
Debt issuance costs	(8)	–
Other financing activities	(2)	(2)

Net cash provided by (used in) financing activities	1,428	(1,195)

Effect of foreign exchange rate changes on cash	22	(7)

Net increase (decrease) in cash and temporary cash investments	683	(820)
Cash and temporary cash investments at beginning of period	940	2,464

Cash and temporary cash investments at end of period	$1,623	$1,644

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(254)	$734	$55	$995

Other comprehensive income (loss):
Foreign currency translation adjustment	191	15	110	(62)

Pension and other postretirement benefits net (gain) loss reclassified into income, net of income tax expense of $-, $1, $-, and $1	–	(1)	–	(1)

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $(2), $27, $(34), and $54	3	(51)	63	(100)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $39, $(17), $60, and $(9)	(72)	32	(112)	17

Net loss on cash flow hedges	(69)	(19)	(49)	(83)

Other comprehensive income (loss)	122	(5)	61	(146)

Comprehensive income (loss)	$(132)	$729	$116	$849

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.
We have evaluated subsequent events that occurred after June 30, 2009 through the filing of this Form 10-Q on August 7, 2009. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
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
Reclassifications
Certain amounts previously reported for the three and six months ended June 30, 2008 have been reclassified to conform to the 2009 presentation.
2. ACCOUNTING PRONOUNCEMENTS
FSP No. FAS 157-2
In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 157-2 (FSP No. 157-2), which delayed the effective date of Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
FASB Statement No. 141 (revised 2007)
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement No. 141(R)). This statement improves the financial reporting of business combinations and clarifies the accounting for these transactions. The provisions of Statement No. 141(R) are to be applied prospectively to business combinations with acquisition dates on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008, with early adoption prohibited. Due to the adoption of Statement No. 141(R) effective January 1, 2009, the provisions of this statement were applied to the acquisition of certain ethanol plants from VeraSun Energy Corporation (VeraSun) in the second quarter of 2009, which is discussed in Note 3.
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
FSP No. EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement No. 128. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
after December 15, 2008; early adoption is not permitted. Shares of restricted stock granted under certain of our stock-based compensation plans represent participating securities covered by FSP No. EITF 03-6-1. The adoption of FSP No. EITF 03-6-1 effective January 1, 2009 did not have any effect on the calculation of basic earnings per common share for the three months ended June 30, 2009 and the six months ended June 30, 2009 and 2008, but did reduce basic earnings per common share from the $1.40 amount originally reported for the three months ended June 30, 2008 to $1.39. The calculation is provided in Note 7.
EITF Issue No. 08-6
In November 2008, the FASB ratified its consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6). EITF No. 08-6 applies to all investments accounted for under the equity method and provides guidance regarding (i) initial measurement of an equity investment, (ii) recognition of an other-than-temporary impairment of an equity method investment, including any impairment charge taken by the investee, and (iii) accounting for a change in ownership level or degree of influence on an investee. The consensus is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF No. 08-6 is to be applied prospectively and earlier application is not permitted. Due to its application to future equity method investments, the adoption of EITF No. 08-6 effective January 1, 2009 has not had any immediate effect on our financial position or results of operations.
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
FSP No. FAS 141(R)-1
In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. FAS 141(R)-1). FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R) to address application issues raised related to (i) initial recognition and measurement, (ii) subsequent measurement and accounting, and (iii) disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of FSP No. FAS 141(R)-1 are to be applied to contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. The adoption of FSP No. FAS 141(R)-1 effective January 1, 2009 has not had a material effect on our financial position or results of operations.
FSP No. FAS 107-1 and APB 28-1, FSP No. FAS 157-4, and FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB 28-1). FSP No. FAS 107-1 and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require a publicly traded company to include disclosures about the fair value of its financial instruments for interim reporting periods as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The early adoption provision of FSP No. FAS 107-1 and APB 28-1 is available only if an entity also elects to apply the early adoption provisions of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. FAS 157-4), and FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. FAS 115-2 and FAS 124-2). We adopted these three FASB Staff Positions in the first quarter of 2009, none of which has affected our financial position or results of operations. However, the adoption of FSP No. FAS 107-1 and APB 28-1 resulted in additional interim disclosures discussed below.
Our financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, capital lease obligations, commodity derivative contracts, and foreign currency derivative contracts. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets, except for certain debt as discussed in Note 5. The fair values of our debt, commodity derivative contracts, and foreign currency derivative contracts were estimated primarily based on quoted market prices and inputs other than quoted prices that are observable for the asset or liability.
FASB Statement No. 165
In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, Statement No. 165 provides guidance regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of Statement No. 165 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009. The adoption of Statement No. 165 in the second quarter of 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided in Note 1.
FASB Statement No. 166
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” Statement No. 166 amends and clarifies the provisions of Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” in order to address application and disclosure issues. In general, Statement No. 166 clarifies the requirements for derecognizing transferred financial assets, removes the concept of a qualifying special-purpose entity and related exceptions, and requires additional disclosures related to transfers of financial assets. Statement No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 166 effective January 1, 2010 is not expected to materially affect our financial position or results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FASB Statement No. 167
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 167 amends the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to include entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by Statement No. 166. This statement also clarifies consolidation requirements and expands disclosure requirements related to variable interest entities. Statement No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 167 effective January 1, 2010 is not expected to materially affect our financial position or results of operations.
FASB Statement No. 168
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (Codification). Statement No. 168 replaces Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the Codification as the source of authoritative GAAP recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 in the third quarter of 2009 is not expected to materially affect our financial position or results of operations. Commencing with the Form 10-Q for the third quarter of 2009, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.
3. ACQUISITION
In the second quarter of 2009, we acquired seven ethanol plants and a site under development from VeraSun. Because VeraSun was subject to bankruptcy proceedings and different lenders were involved with various plants, three separate closings were required to consummate the acquisition of these ethanol plants. On April 1, 2009, we closed on the acquisition of ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota, and a site under development located in Reynolds, Indiana for consideration of $350 million. Through subsequent closings on April 9, 2009 and May 8, 2009, we acquired VeraSun’s ethanol plant in Albert City, Iowa, for consideration of $72 million and VeraSun’s ethanol plant in Albion, Nebraska, for consideration of $55 million, respectively. In conjunction with the acquisition of the seven ethanol plants, we also paid $79 million primarily for inventory and certain other working capital. We have elected to use the LIFO method of accounting for the commodity inventories related to the acquired ethanol business. The acquisition of these ethanol plants is referred to as the VeraSun Acquisition. We incurred approximately $10 million of acquisition-related costs that were recognized as expense in “general and administrative expenses” in the consolidated statements of income for the three and six months ended June 30, 2009.
The acquired ethanol business involves the production and marketing of ethanol and its co-products, including distillers grains. The ethanol operations are being reported as a new operating segment in Note 11, the operations of which will complement our existing clean motor fuels business. The

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
acquisition cost was funded with part of the proceeds from a $1 billion issuance of notes in March 2009, which is discussed in Note 5.
An independent appraisal of the assets acquired in the VeraSun Acquisition has been substantially completed, and the assets acquired and the liabilities assumed have been recognized at their acquisition-date fair values as determined by the appraisal and other evaluations as follows (in millions):

Current assets, primarily inventory	$77
Property, plant and equipment	491
Identifiable intangible assets	1
Current liabilities	(10)
Other long-term liabilities	(3)

Total consideration	$556

Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the VeraSun Acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.
The consolidated statements of income include the results of operations of the various ethanol plants commencing on their respective closing dates. The operating revenues and net income associated with the acquired ethanol plants included in our consolidated statements of income for the three and six months ended June 30, 2009, and the consolidated pro forma operating revenues, net income (loss), and earnings (loss) per common share – assuming dilution of the combined entity had the VeraSun Acquisition occurred on January 1, 2009 and 2008, are shown in the table below (in millions, except per share amounts). The pro forma information assumes that the purchase price was funded with proceeds from the issuance of $556 million of debt on January 1 of each respective year. The pro forma amounts for the three months ended June 30, 2009 are the same as actual consolidated results for that period because the two acquired plants with closing dates subsequent to April 1, 2009 were not operating during the second quarter prior to our acquisition of those facilities. The pro forma financial information is not necessarily indicative of the results of future operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Actual amounts from acquired business from April 1 – June 30, 2009:
Operating revenues	$263	N/A	$263	N/A
Net income	13	N/A	13	N/A

Consolidated pro forma:
Operating revenues	17,925	$37,059	31,972	$65,327
Net income (loss)	(254)	734	49	1,004
Earnings (loss) per common share – assuming dilution	(0.48)	1.37	0.09	1.87

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2009	2008

Refinery feedstocks	$2,065	$2,140
Refined products and blendstocks	2,105	2,224
Ethanol feedstocks and products	100	–
Convenience store merchandise	93	90
Materials and supplies	198	183

Inventories	$4,561	$4,637

As of June 30, 2009 and December 31, 2008, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $3.0 billion and $686 million, respectively.
5. DEBT
Non-Bank Debt
On April 1, 2009, we made scheduled debt repayments of $200 million related to our 3.5% notes and $9 million related to our 5.125% Series 1997D industrial revenue bonds.
In March 2009, we issued $750 million of 9.375% notes due March 15, 2019 and $250 million of 10.5% notes due March 15, 2039. Proceeds from the issuance of these notes totaled approximately $998 million, before deducting underwriting discounts and other issuance costs of $8 million.
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
Under the indenture related to our $100 million of 6.75% senior notes with a maturity date of October 15, 2037, on July 31, 2009, we notified the holders of such notes of our obligation to purchase any of those notes for which a written notice of purchase (purchase notice) is received from the holders prior to September 15, 2009. Any notes for which a purchase notice is received will be purchased at 100% of their principal amount plus accrued and unpaid interest to October 15, 2009, the date of payment of the purchase price.
Bank Credit Facilities
During the six months ended June 30, 2009, we had no borrowings or repayments under our revolving bank credit facilities. As of June 30, 2009, we had no borrowings outstanding under our revolving bank credit facilities.
As of June 30, 2009, we had $247 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $249 million of letters of credit outstanding under our U.S. committed

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $19 million of letters of credit outstanding as of June 30, 2009.
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we could obtain letters of credit of up to $300 million to support certain of our crude oil purchases. In June 2009, we amended this agreement to extend the maturity date to June 2010. We are being charged letter of credit issuance fees in connection with the letter of credit facility.
During the six months ended June 30, 2008, we borrowed and repaid $296 million under our revolving bank credit facility.
In July 2008, we entered into a one-year committed revolving letter of credit facility under which we could obtain letters of credit of up to $275 million. This credit facility expired in July 2009.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. We amended our agreement in June 2009 to extend the maturity date to June 2010.
As of December 31, 2008, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million, which was repaid in February 2009. In March 2009, we sold $100 million of eligible receivables to the third-party entities and financial institutions. In April 2009, we sold an additional $400 million of eligible receivables under this program, which we repaid in June 2009. As of June 30, 2009, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million. Proceeds from the sale of receivables under this facility are reflected as debt in our consolidated balance sheets.
Other Disclosures
The estimated fair value of our debt, including current portion, was as follows (in millions):

	June 30,	December 31,
	2009	2008

Carrying amount	$7,330	$6,537
Fair value	7,305	6,462
6. STOCKHOLDERS’ EQUITY
Common Stock Offering
On June 3, 2009, we sold in a public offering 46 million shares of our common stock, which included 6 million shares related to an overallotment option exercised by the underwriters, at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.
Treasury Stock
No significant purchases of our common stock were made during the six months ended June 30, 2009. During the six months ended June 30, 2008, we purchased 12.6 million shares of our common stock at a cost of $700 million in connection with the administration of our employee benefit plans and common

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock purchase programs authorized by our board of directors. During the six months ended June 30, 2009 and 2008, we issued 0.5 million shares and 0.9 million shares, respectively, from treasury for our employee benefit plans.
Common Stock Dividends
On July 30, 2009, our board of directors declared a regular quarterly cash dividend of $0.15 per common share payable on September 16, 2009 to holders of record at the close of business on August 12, 2009.
7. EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2009		2008
	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock

Earnings (loss) per common share:
Net income (loss)		$(254)		$734
Less dividends paid:
Common stock		77		79
Nonvested restricted stock		1		–

Undistributed earnings (loss)		$(332)		$655

Weighted-average common shares outstanding	2	525	1	526

Earnings (loss) per common share:
Distributed earnings	$0.15	$0.15	$0.15	$0.15
Undistributed earnings (loss)	–	(0.63)	1.24	1.24

Total earnings (loss) per common share (1)	$0.15	$(0.48)	$1.39	$1.39

Earnings (loss) per common share – assuming dilution:
Net income (loss)		$(254)		$734

Weighted-average common shares outstanding		525		526
Common equivalent shares (2):
Stock options		–		8
Performance awards and other benefit plans		–		–

Weighted-average common shares outstanding – assuming dilution		525		534

Earnings (loss) per common share – assuming dilution		$(0.48)		$1.37

(1)	The basic earnings per common share amount originally reported for the three months ended June 30, 2008 changed from $1.40 as a result of the adoption of FSP No. EITF 03-6-1 effective January 1, 2009, as discussed in Note 2.

(2)	Common equivalent shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2009 because the effect of including such shares would be anti-dilutive.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2009		2008
	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock

Earnings per common share:
Net income		$55		$995
Less dividends paid:
Common stock		154		143
Nonvested restricted stock		1		–

Undistributed earnings (loss)		$(100)		$852

Weighted-average common shares outstanding	2	520	1	529

Earnings per common share:
Distributed earnings	$0.30	$0.30	$0.26	$0.27
Undistributed earnings (loss)	–	(0.19)	1.61	1.61

Total earnings per common share	$0.30	$0.11	$1.87	$1.88

Earnings per common share – assuming dilution:
Net income		$55		$995

Weighted-average common shares outstanding		520		529
Common equivalent shares:
Stock options		4		8
Performance awards and other benefit plans		1		–

Weighted-average common shares outstanding – assuming dilution		525		537

Earnings per common share – assuming dilution		$0.11		$1.85

The following table reflects potentially dilutive securities that were excluded from the calculation of “earnings (loss) per common share – assuming dilution” as the effect of including such securities would have been anti-dilutive (in millions). As indicated above, for the three months ended June 30, 2009, common equivalent shares, which represent primarily stock options, were excluded as a result of the net loss reported for the second quarter of 2009. In addition, for all periods, certain stock option amounts presented below were excluded, representing outstanding stock options for which the exercise prices were greater than the average market price of the common shares during each respective reporting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Common equivalent shares	5	–	–	–
Stock options	11	4	10	4

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2009	2008

Decrease (increase) in current assets:
Restricted cash	$(10)	$(69)
Receivables, net	(1,286)	(54)
Inventories	172	(865)
Income taxes receivable	181	–
Prepaid expenses and other	11	4
Increase (decrease) in current liabilities:
Accounts payable	1,592	1,466
Accrued expenses	(97)	(144)
Taxes other than income taxes	(41)	(61)
Income taxes payable	35	(88)

Changes in current assets and current liabilities	$557	$189

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods for the following reasons:
•	the amounts shown above exclude changes in cash and temporary cash investments, deferred income taxes, and current portion of debt and capital lease obligations;
•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the VeraSun Acquisition;
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
There were no significant noncash investing or financing activities for the six months ended June 30, 2009 and 2008.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2009	2008

Interest paid in excess of amount capitalized	$152	$199
Income taxes paid (net of tax refunds received)	(144)	659
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
The table below presents information (dollars in millions) about our financial assets and liabilities measured and recorded at fair value on a recurring basis and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2009 and December 31, 2008.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Assets:
Commodity derivative contracts	$12	$537	$–	$549
Nonqualified benefit plans	99	–	–	99
Alon earn-out agreement	–	–	38	38
Liabilities:
Commodity derivative contracts	19	7	–	26
Certain nonqualified benefit plans	29	–	–	29

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets:
Commodity derivative contracts	$40	$610	$–	$650
Nonqualified benefit plans	98	–	–	98
Alon earn-out agreement	–	–	13	13
Liabilities:
Commodity derivative contracts	–	7	–	7
Certain nonqualified benefit plans	26	–	–	26
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

Deposits of $104 million in broker accounts covered by master netting arrangements are included in the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. Under the guidance of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” we have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs for the three and six months ended June 30, 2009. We did not have any fair value measurements using significant unobservable inputs for the six months ended June 30, 2008.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009

Balance at beginning of period	$24	$13
Net unrealized gains included in earnings	14	25
Transfers in and/or out of Level 3	–	–

Balance as of June 30, 2009	$38	$38

Unrealized gains for the three and six months ended June 30, 2009, which are reported in “other income (expense), net” in the consolidated statements of income, relate to the Alon earn-out agreement that was still held at the reporting date. These unrealized gains were offset by the recognition in “other income (expense), net” of losses on derivative instruments entered into to hedge the risk of changes in the fair value of the Alon earn-out agreement. The derivative instruments used to hedge the Alon earn-out agreement are included in the “commodity derivative contracts” amounts reflected in the fair value table above.
The table below presents information (dollars in millions) about our nonfinancial liabilities measured and recorded at fair value on a nonrecurring basis that arose on or after January 1, 2009 (the date of adoption of FSP No. FAS 157-2), and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2009.

Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Liabilities:
Asset retirement obligations	$–	$–	$ 9	$ 9
Asset retirement obligations in the table above are calculated based on the present value of estimated removal and other closure costs using our internal risk-free rate of return or appropriate equivalent.
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
In addition to the use of derivative instruments to manage commodity price risk, we also enter into certain derivative commodity instruments for trading purposes. Our objectives for entering into each of these types of derivative instruments and the level of activity of each as of June 30, 2009 are described below.
Fair Value Hedges
Fair value hedges are used to hedge certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and normally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels.
As of June 30, 2009, we had the following outstanding derivative commodity instruments that were entered into to hedge crude oil and refined product inventories. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Derivative Instrument / Maturity	Contract Volumes

Futures – short (2009)	5,178
Cash Flow Hedges
Cash flow hedges are used to hedge certain forecasted feedstock and product purchases, refined product sales, and natural gas purchases. The purpose of our cash flow hedges is to lock in the price of forecasted feedstock or natural gas purchases or refined product sales at existing market prices that are deemed favorable by management.
As of June 30, 2009, we had the following outstanding derivative commodity instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	14,157
2010	15,900
Swaps – short:
2009	14,157
2010	15,900
Futures – long (2009)	1,211
Economic Hedges
Economic hedges are hedges not designated as fair value or cash flow hedges that are used to (i) manage price volatility in certain refinery feedstock, refined product, and grain inventories, (ii) manage price volatility in certain forecasted refinery feedstock, product, and grain purchases, refined product sales, and natural gas purchases; and (iii) manage price volatility in the referenced product margins associated with the Alon earn-out agreement, which is a separate contractual derivative that we entered into with the sale of our Krotz Springs Refinery, as further discussed in Note 9. Our objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into that would allow us to achieve “hedge deferral accounting.” As of June 30, 2009, we had the following outstanding derivative commodity instruments that were entered into as economic hedges. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as grain contracts that are presented in thousands of bushels).

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	52,625
2010	51,514
2011	11,750
Swaps – short:
2009	36,233
2010	47,878
2011	8,850
Futures – long:
2009	238,825
2010	39,618
2009 (grain)	7,605
2010 (grain)	50
Futures – short:
2009	231,332
2010	39,174
2009 (grain)	20,355
2010 (grain)	3,405

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Trading Activities
These represent derivative commodity instruments held or issued for trading purposes. Our objective in entering into derivative commodity instruments for trading purposes is to take advantage of existing market conditions related to crude oil and refined products that management perceives as opportunities to benefit our results of operations and cash flows, but for which there are no related physical transactions. As of June 30, 2009, we had the following outstanding derivative commodity instruments that were entered into for trading purposes. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

Derivative Instrument / Maturity	Contract Volumes

Swaps – long:
2009	10,413
2010	18,780
2011	3,000
Swaps – short:
2009	12,455
2010	22,008
2011	3,900
Futures – long:
2009	30,122
2010	2,321
2009 (natural gas)	5,350
2010 (natural gas)	100
Futures – short:
2009	30,214
2010	2,346
2009 (natural gas)	5,100
2010 (natural gas)	100
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
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of June 30, 2009, we had commitments to purchase $301 million of U.S. dollars. These commitments matured on or before July 20, 2009, resulting in a $7 million loss in the third quarter of 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2009 (in millions) and the line items in the balance sheet in which the fair values are reflected. See Note 9 for additional information related to the fair values of our derivative instruments. As indicated in Note 9, we net fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under master netting arrangements. The table below, however, is presented on a gross asset and gross liability basis as required by Statement No. 161, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts. In addition, in Note 9 we included cash collateral of $104 million in the fair value of the commodity derivatives; the cash collateral is not reflected in the table below.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$3	Receivables, net	$1
Futures	Accrued expenses	31	Accrued expenses	49
Swaps	Receivables, net	425	Receivables, net	385
Swaps	Prepaid expenses and other current assets	1,409	Prepaid expenses and other current assets	1,235
Swaps	Accrued expenses	293	Accrued expenses	293

Total derivatives designated as hedging instruments		$2,161		$1,963

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$28	Receivables, net	$15
Futures	Accrued expenses	3,560	Accrued expenses	3,668
Swaps	Receivables, net	671	Receivables, net	550
Swaps	Prepaid expenses and other current assets	1,458	Prepaid expenses and other current assets	1,256
Swaps	Accrued expenses	93	Accrued expenses	100
Alon earn-out agreement	Receivables, net	38	Accrued expenses	–
Foreign currency contracts	Receivables, net	–	Accounts payable	–

Total derivatives not designated as hedging instruments		$5,848		$5,589

Total derivatives		$8,009		$7,552

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Market and Counterparty Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, the risk that future changes in market conditions may make an instrument less valuable. We closely monitor and manage our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Market risks are monitored by a risk control group to ensure compliance with our stated risk management policy. Concentrations of customers in the refining industry may impact our overall exposure to counterparty risk, in that these customers may be similarly affected by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies may be adversely affected by periods of uncertainty and illiquidity in the credit and capital markets.
As of June 30, 2009, we had net receivables related to derivative instruments of $32 million from counterparties in the refining industry and $343 million from counterparties in the financial services industry. These amounts represent the aggregate receivables from companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments that we enter into. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.
Effect of Derivative Instruments on Statements of Income and Other Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments for the three and six months ended June 30, 2009 (in millions), and the line items in the financial statements in which such gains and losses are reflected.

	Location			Location			Amount
	of Gain or			of Gain or	Amount		of Gain or
	(Loss)	Amount of		(Loss)	of Gain or		(Loss)
Derivatives in	Recognized	Gain or (Loss)		Recognized	(Loss)		Recognized
Fair Value	in Income	Recognized in		in Income	Recognized		in Income for
Hedging	on	Income		on	in Income		Ineffective Portion
Relationships	Derivatives	on Derivatives		Hedged Item	on Hedged Item		of Derivative (1)
		Three	Six		Three	Six	Three	Six
		Months	Months		Months	Months	Months	Months
		Ended	Ended		Ended	Ended	Ended	Ended
		June 30,	June 30,		June 30,	June 30,	June 30,	June 30,
		2009	2009		2009	2009	2009	2009

Commodity contracts	Cost of sales	$(74)	$(89)	Cost of sales	$75	$90	$1	$1

Total		$(74)	$(89)		$75	$90	$1	$1

(1)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of		Location of	Amount of		Location of	Amount of
	Gain or (Loss)		Gain or (Loss)	Gain or (Loss)		Gain or (Loss)	Gain or (Loss)
Derivatives in	Recognized in		Reclassified from	Reclassified from		Recognized in	Recognized in
Cash Flow	OCI on		Accumulated OCI	Accumulated OCI		Income on	Income on
Hedging	Derivatives		into Income	into Income		Derivatives	Derivatives
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion) (1)
	Three	Six		Three	Six		Three	Six
	Months	Months		Months	Months		Months	Months
	Ended	Ended		Ended	Ended		Ended	Ended
	June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
	2009	2009		2009	2009		2009	2009

Commodity contracts (2)	$5	$97	Cost of sales	$111	$172	Cost of sales	$(1)	$(1)

Total	$5	$97		$111	$172		$(1)	$(1)

(1)	No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

(2)
For the three and six months ended June 30, 2009, cash flow hedges primarily related to forward sales of distillates and associated forward purchases of crude oil, with $120 million of cumulative after-tax gains on cash flow hedges remaining in “accumulated other comprehensive loss” as of June 30, 2009. We expect that a significant amount of the deferred gains at June 30, 2009 will be reclassified into “cost of sales” over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three and six months ended June 30, 2009, there were no amounts reclassified from “accumulated other comprehensive loss” into income as a result of the discontinuance of cash flow hedge accounting.

	Location of	Amount of
Derivatives Designated as	Gain or (Loss)	Gain or (Loss)
Economic Hedges	Recognized in	Recognized in
and Other	Income on	Income on
Derivative Instruments	Derivatives	Derivatives
		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009

Commodity contracts	Cost of sales	$(58)	$38
Foreign currency contracts	Cost of sales	(22)	(16)

		(80)	22

Alon earn-out agreement	Other income (expense)	14	25
Alon earn-out hedge (commodity contracts)	Other income (expense)	(48)	(63)

		(34)	(38)

Total		$(114)	$(16)

	Location of	Amount of
	Gain or (Loss)	Gain or (Loss)
	Recognized in	Recognized in
Derivatives Designated as	Income on	Income on
Trading Activities	Derivatives	Derivatives
		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009

Commodity contracts	Cost of sales	$25	$116

Total		$25	$116

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. SEGMENT INFORMATION
Prior to the second quarter of 2009, we had two reportable segments, which were refining and retail. As a result of our acquisition of seven ethanol plants from VeraSun during the second quarter of 2009 (as discussed in Note 3), ethanol is now being presented as a third reportable segment. Segment information for our three reportable segments was as follows (in millions):

	Refining	Retail	Ethanol	Corporate	Total

Three months ended June 30, 2009:
Operating revenues from external customers	$15,693	$1,969	$263	$–	$17,925
Intersegment revenues	1,281	–	29	–	1,310
Operating income (loss)	(268)	65	22	(136)	(317)

Three months ended June 30, 2008:
Operating revenues from external customers	33,625	3,015	–	–	36,640
Intersegment revenues	2,367	–	–	–	2,367
Operating income (loss)	1,235	49	–	(126)	1,158

Six months ended June 30, 2009:
Operating revenues from external customers	27,885	3,601	263	–	31,749
Intersegment revenues	2,288	–	29	–	2,317
Operating income (loss)	339	121	22	(292)	190

Six months ended June 30, 2008:
Operating revenues from external customers	59,055	5,530	–	–	64,585
Intersegment revenues	4,267	–	–	–	4,267
Operating income (loss)	1,803	99	–	(272)	1,630
Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2009	2008

Refining	$32,464	$30,801
Retail	1,843	1,818
Ethanol	597	–
Corporate	2,317	1,798

Total consolidated assets	$37,221	$34,417

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three and six months ended June 30, 2009 and 2008 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$26	$24	$3	$4
Interest cost	20	19	7	7
Expected return on plan assets	(27)	(26)	–	–
Amortization of:
Prior service cost (credit)	1	–	(5)	(3)
Net loss	2	1	1	1

Net periodic benefit cost	$22	$18	$6	$9

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$52	$47	$6	$7
Interest cost	40	38	13	14
Expected return on plan assets	(54)	(52)	–	–
Amortization of:
Prior service cost (credit)	1	1	(9)	(5)
Net loss	5	1	3	2

Net periodic benefit cost	$44	$35	$13	$18

We expect to contribute a total of approximately $70 million to our qualified pension plans during 2009. In January 2009, we contributed $50 million of this amount to our main qualified pension plan. There were no significant additional contributions made during the six months ended June 30, 2009.
13. COMMITMENTS AND CONTINGENCIES
Contingent Earn-Out Agreements
In January 2008, we made a previously accrued earn-out payment of $25 million related to the acquisition of the St. Charles Refinery, which was the final payment under that agreement. As of June 30, 2009, we have no further commitments with respect to contingent earn-out agreements. However, see Note 9 for a discussion of a contingent receivable from Alon related to a three-year earn-out agreement received in July 2008 as partial consideration for the sale of our Krotz Springs Refinery. Based on our calculations under the provisions of the agreement, we determined that $28 million was earned for the first year of this three-year agreement. Alon has calculated a different amount, and we are in the process of reconciling the different amounts. The resolution of this matter is not expected to result in a material difference.
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
TRN Refinery Commitment
On May 20, 2009, we entered into a Business Sale Agreement (Agreement) with Dow Chemical Company and certain of its affiliates (Dow) under which we agreed to purchase Dow’s 45% equity interest in Total Raffinaderij Nederland N.V. (TRN), which owns a refinery in the Netherlands, along with related businesses of TRN owned by Dow. The Agreement extends through December 31, 2009 and provides for a purchase price of $600 million plus an amount for related inventories. The closing of the transaction was conditioned upon, among other things, the expiration of a right of first refusal held by Total S.A. (Total) to purchase Dow’s equity interest in TRN or a waiver by Total of such right of first refusal. In June 2009, Total exercised its right of first refusal. To our knowledge, Total’s acquisition of Dow’s equity interest in TRN has not closed, and we and Dow have not executed a formal termination of the Agreement.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. We commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we are seeking to enforce our rights under the tax holiday and other agreements related to the refinery. The arbitration hearing was held on February 3-4, 2009. We anticipate a decision sometime later this year. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we expensed and paid $8 million, plus $1 million of interest, to the GOA in the second quarter of 2009. The tax protests for the remaining periods remain outstanding, and no expense or liability has been recognized in our consolidated financial statements with respect to these remaining periods. Amounts deposited under the escrow agreement, which totaled $111 million and $102 million as of June 30, 2009 and December 31, 2008, respectively, are reflected as “restricted cash” in our consolidated balance sheets.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the turnover tax described above, the GOA has also asserted other tax amounts aggregating approximately $25 million related to dividends and other tax items. The GOA, through the arbitration, is also now questioning the validity of the tax holiday generally, although the GOA has not issued any formal assessment for profit tax at any time during the tax holiday period. We believe that the provisions of our tax holiday agreement exempt us from all of these taxes and, accordingly, no expense or liability has been recognized in our consolidated financial statements. We are also challenging approximately $30 million in foreign exchange payments made to the Central Bank of Aruba as payments exempted under our tax holiday, as well as other reasons. These taxes and assessments are also being addressed in the arbitration proceedings discussed above.
American Clean Energy and Security Act of 2009
On June 26, 2009, the U.S. House of Representatives narrowly approved the American Clean Energy and Security Act of 2009 (ACESA), also known as the Waxman-Markey Bill. The ACESA, if passed by the U.S. Senate, would establish a national “cap-and-trade” program beginning in 2012 to address greenhouse gas emissions and climate change. The ACESA proposes to reduce carbon dioxide and other greenhouse gas emissions by 3% below 2005 levels by 2012, 20% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050. The cap-and-trade program would require businesses that emit greenhouse gases to acquire emission credits from the government, other businesses, or through an auction process. In addition, refiners would be obligated to purchase emission credits associated with the transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. As a result of such a program, we could be required to purchase emission credits for greenhouse gas emissions resulting from our operations and from the fuels we sell. Although it is not possible at this time to predict the final form of the ACESA (or whether it will be passed by the U.S. Senate), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have an adverse effect on our financial position, results of operations, and liquidity.
Litigation
MTBE Litigation
As of August 1, 2009, we were named as a defendant in 33 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Many of the cases are pending in federal court and are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Thirteen cases are pending in state court. We recently settled the City of New York case, which had been set for trial in June 2009. We expect that the Village of Hempstead and West Hempstead Water District cases will be set for trial in February 2010. Discovery is open in all cases. We believe that we have strong defenses to all claims and are vigorously defending the lawsuits.

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
Retail Fuel Temperature Litigation
As of August 1, 2009, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. The federal lawsuits are consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). Discovery has commenced. The court is expected to rule on certain class certification issues in 2009. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible (as defined in Statement No. 5) that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
Asset Impairments
Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined under Statement No. 157, generally based on discounted estimated net cash flows.
In order to test long-lived assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment.
During the fourth quarter of 2008, there were severe disruptions in the capital and commodities markets that contributed to a significant decline in our common stock price, thus causing our market capitalization to decline to a level substantially below our net book value. Due to these adverse changes in market conditions during the fourth quarter of 2008, we evaluated our significant operating assets for potential impairment as of December 31, 2008, and we determined that the carrying amount of each of these assets was recoverable. The economic slowdown that began in 2008 continued throughout the first six months of 2009, thereby further reducing demand for refined products and putting significant pressure on refined product margins. Due to these economic conditions, in June 2009, we announced our plan to temporarily shut down the Aruba Refinery, which had a net book value of approximately $1.0 billion as of June 30, 2009, for at least two months as narrow heavy sour crude oil differentials currently make the refinery uneconomical to operate. The Aruba Refinery was shut down in July 2009. We are continuing to pursue potential transactions for this refinery, which may include the sale of the refinery. In June 2009, the coker unit at the Corpus Christi East Refinery was also temporarily shut down, partly due to economic reasons. As a result of these factors, we readdressed the potential impairment of all of our significant operating assets as of June 30, 2009, incorporating updated 2009 price assumptions into our estimated cash flows. Based on this analysis, we determined that the carrying amount of each of our significant operating assets continued to be recoverable as of June 30, 2009.
Also in the second quarter of 2009, due to the impact of the continuing economic slowdown on refining industry fundamentals and in an effort to conserve cash, we evaluated all of our capital projects currently in progress. As a result of this assessment, certain capital projects were permanently cancelled, resulting in the write-off of $122 million of project costs in the second quarter of 2009. We have also suspended continued construction activity on various other projects. For example, our two hydrocracker projects on the Gulf Coast, one at the St. Charles Refinery and the other at the Port Arthur Refinery, have been

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
suspended pending a reassessment of the demand for the additional refined product supply that would result from these projects. As of June 30, 2009, approximately $915 million of costs had been incurred on these two projects. In addition, various other projects with a total cost of approximately $430 million as of June 30, 2009 have also been suspended.
Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for potential asset impairments or project write-offs until conditions improve. Our current evaluations are focused on our Delaware City Refinery, which had a net book value of approximately $2.0 billion as of June 30, 2009. Additional assessments will be performed in conjunction with our annual strategic plan process in the third quarter of 2009. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.
14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of June 30, 2009:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$443	$–	$1,180	$–	$1,623
Restricted cash	22	2	117	–	141
Receivables, net	–	60	4,157	–	4,217
Inventories	–	447	4,114	–	4,561
Income taxes receivable	5	–	27	(5)	27
Deferred income taxes	–	–	132	–	132
Prepaid expenses and other	–	6	466	–	472

Total current assets	470	515	10,193	(5)	11,173

Property, plant and equipment, at cost	–	6,129	23,559	–	29,688
Accumulated depreciation	–	(575)	(4,829)	–	(5,404)

Property, plant and equipment, net	–	5,554	18,730	–	24,284

Intangible assets, net	–	–	221	–	221
Investment in Valero Energy affiliates	6,194	3,052	(296)	(8,950)	–
Long-term notes receivable from affiliates	16,659	–	–	(16,659)	–
Deferred income tax receivable	1,085	–	–	(1,085)	–
Deferred charges and other assets, net	127	123	1,293	–	1,543

Total assets	$24,535	$9,244	$30,141	$(26,699)	$37,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$33	$–	$104	$–	$137
Accounts payable	31	190	5,619	–	5,840
Accrued expenses	110	33	207	–	350
Taxes other than income taxes	–	18	539	–	557
Income taxes payable	–	–	41	(5)	36
Deferred income taxes	404	–	–	–	404

Total current liabilities	578	241	6,510	(5)	7,324

Debt and capital lease obligations, less current portion	6,299	897	35	–	7,231

Long-term notes payable to affiliates	–	7,004	9,655	(16,659)	–

Deferred income taxes	–	1,207	3,983	(1,085)	4,105

Other long-term liabilities	1,251	191	712	–	2,154

Stockholders’ equity:
Common stock	7	–	1	(1)	7
Additional paid-in capital	7,987	1,598	4,367	(5,965)	7,987
Treasury stock	(6,856)	–	–	–	(6,856)
Retained earnings	15,384	(1,884)	4,767	(2,883)	15,384
Accumulated other comprehensive income (loss)	(115)	(10)	111	(101)	(115)

Total stockholders’ equity	16,407	(296)	9,246	(8,950)	16,407

Total liabilities and stockholders’ equity	$24,535	$9,244	$30,141	$(26,699)	$37,221

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$3,457	$17,766	$(3,298)	$17,925

Costs and expenses:
Cost of sales	–	3,726	16,115	(3,298)	16,543
Operating expenses	–	246	769	–	1,015
Retail selling expenses	–	–	171	–	171
General and administrative expenses	3	1	120	–	124
Depreciation and amortization expense	–	59	330	–	389

Total costs and expenses	3	4,032	17,505	(3,298)	18,242

Operating income (loss)	(3)	(575)	261	–	(317)
Equity in earnings (losses) of subsidiaries	(326)	214	(255)	367	–
Other income (expense), net	289	(28)	152	(437)	(24)
Interest and debt expense:
Incurred	(162)	(127)	(266)	437	(118)
Capitalized	–	7	29	–	36

Loss before income tax expense (benefit)	(202)	(509)	(79)	367	(423)

Income tax expense (benefit) (1)	52	(254)	33	–	(169)

Net loss	$(254)	$(255)	$(112)	$367	$(254)

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$8,065	$36,073	$(7,498)	$36,640

Costs and expenses:
Cost of sales	–	7,849	33,322	(7,498)	33,673
Operating expenses	–	207	926	–	1,133
Retail selling expenses	–	–	190	–	190
General and administrative expenses	(2)	1	118	–	117
Depreciation and amortization expense	–	60	309	–	369

Total costs and expenses	(2)	8,117	34,865	(7,498)	35,482

Operating income (loss)	2	(52)	1,208	–	1,158
Equity in earnings of subsidiaries	651	137	29	(817)	–
Other income (expense), net	281	(18)	190	(438)	15
Interest and debt expense:
Incurred	(135)	(132)	(278)	438	(107)
Capitalized	–	5	19	–	24

Income (loss) before income tax expense (benefit)	799	(60)	1,168	(817)	1,090
Income tax expense (benefit) (1)	65	(89)	380	–	356

Net income	$734	$29	$788	$(817)	$734

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$6,191	$31,470	$(5,912)	$31,749

Costs and expenses:
Cost of sales	–	6,432	27,651	(5,912)	28,171
Operating expenses	–	485	1,527	–	2,012
Retail selling expenses	–	–	340	–	340
General and administrative expenses	1	2	266	–	269
Depreciation and amortization expense	–	123	644	–	767

Total costs and expenses	1	7,042	30,428	(5,912)	31,559

Operating income (loss)	(1)	(851)	1,042	–	190
Equity in earnings (losses) of subsidiaries	(78)	334	(360)	104	–
Other income (expense), net	544	(42)	313	(840)	(25)
Interest and debt expense:
Incurred	(305)	(242)	(530)	840	(237)
Capitalized	–	14	62	–	76

Income (loss) before income tax expense (benefit)	160	(787)	527	104	4
Income tax expense (benefit) (1)	105	(427)	271	–	(51)

Net income (loss)	$55	$(360)	$256	$104	$55

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$15,739	$63,678	$(14,832)	$64,585

Costs and expenses:
Cost of sales	–	15,268	58,906	(14,832)	59,342
Operating expenses	–	441	1,806	–	2,247
Retail selling expenses	–	–	378	–	378
General and administrative expenses	(3)	14	241	–	252
Depreciation and amortization expense	–	138	598	–	736

Total costs and expenses	(3)	15,861	61,929	(14,832)	62,955

Operating income (loss)	3	(122)	1,749	–	1,630
Equity in earnings (losses) of subsidiaries	787	176	(92)	(871)	–
Other income (expense), net	573	(26)	382	(894)	35
Interest and debt expense:
Incurred	(272)	(280)	(565)	894	(223)
Capitalized	–	9	34	–	43

Income (loss) before income tax expense (benefit)	1,091	(243)	1,508	(871)	1,485
Income tax expense (benefit) (1)	96	(151)	545	–	490

Net income (loss)	$995	$(92)	$963	$(871)	$995

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8)	$(819)	$2,234	$–	$1,407

Cash flows from investing activities:
Capital expenditures	–	(197)	(1,154)	–	(1,351)
Deferred turnaround and catalyst costs	–	(20)	(229)	–	(249)
Acquisition of certain VeraSun Energy Corporation facilities	–	–	(556)	–	(556)
Return of investment in Cameron Highway Oil Pipeline Company	–	–	8	–	8
Minor acquisitions	–	–	(29)	–	(29)
Net intercompany loans	(1,194)	–	–	1,194	–
Other investing activities, net	–	–	3	–	3

Net cash used in investing activities	(1,194)	(217)	(1,957)	1,194	(2,174)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	799	–	–	–	799
Non-bank debt:
Borrowings	998	–	–	–	998
Repayments	(209)	–	–	–	(209)
Accounts receivable sales program:
Proceeds from sale of receivables	–	–	500	–	500
Repayments	–	–	(500)	–	(500)
Common stock dividends	(155)	–	–	–	(155)
Net intercompany borrowings	–	1,036	158	(1,194)	–
Other financing activities, net	(3)	–	(2)	–	(5)

Net cash provided by financing activities	1,430	1,036	156	(1,194)	1,428

Effect of foreign exchange rate changes on cash	–	–	22	–	22

Net increase in cash and temporary cash investments	228	–	455	–	683
Cash and temporary cash investments at beginning of period	215	–	725	–	940

Cash and temporary cash investments at end of period	$443	$–	$1,180	$–	$1,623

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$274	$65	$1,463	$–	$1,802

Cash flows from investing activities:
Capital expenditures	–	(247)	(931)	–	(1,178)
Deferred turnaround and catalyst costs	–	(50)	(153)	–	(203)
Return of investment in Cameron Highway Oil Pipeline Company	–	–	12	–	12
Advance proceeds related to sale of assets	–	–	17	–	17
Contingent payment in connection with acquisition	–	–	(25)	–	(25)
Investments in subsidiaries	(215)	–	–	215	–
Net intercompany loans	210	–	–	(210)	–
Minor acquisition	–	–	(57)	–	(57)
Other investing activities, net	–	–	14	–	14

Net cash used in investing activities	(5)	(297)	(1,123)	5	(1,420)

Cash flows from financing activities:
Non-bank debt repayments	(6)	(368)	–	–	(374)
Bank credit agreements:
Borrowings	296	–	–	–	296
Repayments	(296)	–	–	–	(296)
Purchase of common stock for treasury	(700)	–	–	–	(700)
Common stock dividends	(143)	–	–	–	(143)
Net intercompany borrowings (repayments)	–	600	(810)	210	–
Capital contributions from parent	–	–	215	(215)	–
Other financing activities	24	–	(2)	–	22

Net cash provided by (used in) financing activities	(825)	232	(597)	(5)	(1,195)

Effect of foreign exchange rate changes on cash	–	–	(7)	–	(7)

Net decrease in cash and temporary cash investments	(556)	–	(264)	–	(820)
Cash and temporary cash investments at beginning of period	1,414	–	1,050	–	2,464

Cash and temporary cash investments at end of period	$858	$–	$786	$–	$1,644

(1)	The information presented herein excludes a $918 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Valero Refining Company–Tennessee, L.L.C. (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2008.

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
These forward-looking statements include, among other things, statements regarding:
•	future refining margins, including gasoline and distillate margins;

•	future retail margins, including gasoline, diesel, home heating oil, and convenience store merchandise margins;

•	future ethanol margins and the effect of the acquisition from VeraSun Energy Corporation (VeraSun) of certain ethanol plants (the VeraSun Acquisition) on our results of operations;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined product inventories;

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

•	ethanol margins following the VeraSun Acquisition may be lower than expected;

•	earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks, and refined products;

•	rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	legislative or regulatory action, including the introduction or enactment of federal, state, municipal, or foreign legislation or rulemakings, which may adversely affect our business or operations;

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar relative to the U.S. dollar; and

•	overall economic conditions, including the stability and liquidity of financial markets.
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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our results of operations in the second quarter and first six months of 2009. We reported a net loss of $254 million, or $0.48 per share, for the second quarter of 2009, compared to net income of $734 million, or $1.37 per share, for the second quarter of 2008. Net income was $55 million, or $0.11 per share, for the first six months of 2009, compared to $995 million, or $1.85 per share, for the first six months of 2008. The results of operations for the first six months of 2008 included a pre-tax benefit of approximately $100 million for a business interruption insurance settlement related to a 2007 fire at our McKee Refinery.
Our profitability is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The current economic recession has caused a decline in demand for refined products, which put pressure on refined product margins during the second quarter and first six months of 2009. This reduced demand, combined with increased inventory levels attributable in large part to new worldwide refining capacity coming online, caused a significant decline in diesel and jet fuel margins in the second quarter and first six months of 2009 compared to the corresponding periods of 2008. However, margins on other refined products were favorable in 2009 compared to 2008. Gasoline margins were strong and improved significantly in the second quarter and first six months of 2009 compared to the same periods of 2008 due to a better balance of supply and demand. In addition, lower costs of crude oil and other feedstocks significantly improved margins on certain secondary products, such as asphalt, fuel oils, and petroleum coke, during the second quarter and first six months of 2009.
Because more than 65% of our total crude oil throughput generally consists of sour crude oil and acidic sweet crude oil feedstocks that historically have been purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Sour crude oil differentials for the second quarter and first six months of 2009 decreased significantly and were substantially lower than the 2008 differentials for the corresponding periods. We believe that this decline in sour crude oil differentials was partially caused by a reduction in sour crude oil production by OPEC and other producers, which reduced the supply of sour crude oil and increased the price of sour crude oils relative to sweet crude oils.
In March 2009, we issued $750 million of 10-year notes and $250 million of 30-year notes. Proceeds from these notes have been used to make $209 million of scheduled debt payments in April 2009, fund our acquisition of certain ethanol plants from VeraSun, and maintain our capital investment program.
In April and May of 2009, we acquired seven ethanol plants and a site under development from VeraSun for $477 million, plus $79 million primarily for inventory and certain other working capital. The new ethanol business reported $22 million of operating income in the second quarter of 2009, which represented only a partial quarter of operations for several of these plants.
In June 2009, we sold in a public offering 46 million shares of our common stock at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.

RESULTS OF OPERATIONS
Second Quarter 2009 Compared to Second Quarter 2008
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2009 (a)	2008 (b)	Change

Operating revenues	$17,925	$36,640	$(18,715)

Costs and expenses:
Cost of sales	16,543	33,673	(17,130)
Operating expenses	1,015	1,133	(118)
Retail selling expenses	171	190	(19)
General and administrative expenses	124	117	7
Depreciation and amortization expense:
Refining	346	336	10
Retail	26	24	2
Ethanol	5	–	5
Corporate	12	9	3

Total costs and expenses	18,242	35,482	(17,240)

Operating income (loss)	(317)	1,158	(1,475)
Other income (expense), net	(24)	15	(39)
Interest and debt expense:
Incurred	(118)	(107)	(11)
Capitalized	36	24	12

Income (loss) before income tax expense (benefit)	(423)	1,090	(1,513)
Income tax expense (benefit)	(169)	356	(525)

Net income (loss)	$(254)	$734	$(988)

Earnings (loss) per common share – assuming dilution	$(0.48)	$1.37	$(1.85)

See the footnote references on page 49.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2009	2008	Change

Refining (b):
Operating income (loss)	$(268)	$1,235	$(1,503)
Throughput margin per barrel (c)	$4.64	$10.82	$(6.18)
Operating costs per barrel:
Refining operating expenses	$4.30	$4.53	$(0.23)
Depreciation and amortization	1.53	1.35	0.18

Total operating costs per barrel	$5.83	$5.88	$(0.05)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	451	593	(142)
Medium/light sour crude	582	715	(133)
Acidic sweet crude	104	80	24
Sweet crude	616	658	(42)
Residuals	248	253	(5)
Other feedstocks	186	128	58

Total feedstocks	2,187	2,427	(240)
Blendstocks and other	302	319	(17)

Total throughput volumes	2,489	2,746	(257)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,196	1,232	(36)
Distillates	793	982	(189)
Petrochemicals	70	77	(7)
Other products (d)	426	446	(20)

Total yields	2,485	2,737	(252)

Retail – U.S.:
Operating income	$36	$25	$11
Company-operated fuel sites (average)	1,001	949	52
Fuel volumes (gallons per day per site)	5,119	5,104	15
Fuel margin per gallon	$0.125	$0.129	$(0.004)
Merchandise sales	$307	$282	$25
Merchandise margin (percentage of sales)	28.6%	29.8%	(1.2)%
Margin on miscellaneous sales	$21	$22	$(1)
Retail selling expenses	$115	$121	$(6)
Depreciation and amortization expense	$18	$16	$2

Retail – Canada:
Operating income	$29	$24	$5
Fuel volumes (thousand gallons per day)	3,093	3,103	(10)
Fuel margin per gallon	$0.253	$0.270	$(0.017)
Merchandise sales	$49	$54	$(5)
Merchandise margin (percentage of sales)	29.2%	28.6%	0.6%
Margin on miscellaneous sales	$7	$10	$(3)
Retail selling expenses	$56	$69	$(13)
Depreciation and amortization expense	$8	$8	$–

See the footnote references on page 49.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2009	2008	Change

Ethanol (a):
Operating income	$22	N/A	$22
Ethanol production (thousand gallons per day)	1,547	N/A	1,547
Gross margin per gallon of ethanol production	$0.49	N/A	$0.49
Operating costs per gallon of ethanol production:
Ethanol operating expenses	$0.30	N/A	$0.30
Depreciation and amortization	0.03	N/A	0.03

Total operating costs per gallon of ethanol production	$0.33	N/A	$0.33

See the footnote references on page 49.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2009	2008	Change

Gulf Coast (b):
Operating income (loss)	$(176)	$1,043	$(1,219)
Throughput volumes (thousand barrels per day)	1,395	1,495	(100)
Throughput margin per barrel (c)	$3.94	$13.25	$(9.31)
Operating costs per barrel:
Refining operating expenses	$3.92	$4.34	$(0.42)
Depreciation and amortization	1.41	1.24	0.17

Total operating costs per barrel	$5.33	$5.58	$(0.25)

Mid-Continent:
Operating income	$18	$103	$(85)
Throughput volumes (thousand barrels per day)	370	439	(69)
Throughput margin per barrel (c)	$6.03	$7.85	$(1.82)
Operating costs per barrel:
Refining operating expenses	$3.76	$3.99	$(0.23)
Depreciation and amortization	1.72	1.27	0.45

Total operating costs per barrel	$5.48	$5.26	$0.22

Northeast:
Operating loss	$(169)	$(35)	$(134)
Throughput volumes (thousand barrels per day)	440	527	(87)
Throughput margin per barrel (c)	$2.88	$5.81	$(2.93)
Operating costs per barrel:
Refining operating expenses	$5.39	$5.06	$0.33
Depreciation and amortization	1.71	1.49	0.22

Total operating costs per barrel	$7.10	$6.55	$0.55

West Coast:
Operating income	$59	$124	$(65)
Throughput volumes (thousand barrels per day)	284	285	(1)
Throughput margin per barrel (c)	$9.03	$11.92	$(2.89)
Operating costs per barrel:
Refining operating expenses	$5.15	$5.41	$(0.26)
Depreciation and amortization	1.61	1.73	(0.12)

Total operating costs per barrel	$6.76	$7.14	$(0.38)

See the footnote references on page 49.

Average Market Reference Prices and Differentials (f)
(dollars per barrel)

	Three Months Ended June 30,
	2009	2008	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$59.54	$123.98	$(64.44)
WTI less sour crude oil at U.S. Gulf Coast (g)	0.33	5.70	(5.37)
WTI less Mars crude oil	2.19	6.96	(4.77)
WTI less Maya crude oil	4.57	20.99	(16.42)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	10.57	6.60	3.97
No. 2 fuel oil less WTI	3.84	23.03	(19.19)
Ultra-low-sulfur diesel less WTI	6.16	28.85	(22.69)
Propylene less WTI	(10.89)	(6.77)	(4.12)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	10.58	5.89	4.69
Low-sulfur diesel less WTI	6.24	28.84	(22.60)
U.S. Northeast:
Conventional 87 gasoline less WTI	9.85	4.34	5.51
No. 2 fuel oil less WTI	4.69	24.94	(20.25)
Lube oils less WTI	25.64	33.65	(8.01)
U.S. West Coast:
CARBOB 87 gasoline less WTI	18.07	16.08	1.99
CARB diesel less WTI	7.92	30.83	(22.91)

The following notes relate to references on pages 45 through 49.
(a)
The information presented for the three months ended June 30, 2009 includes the operations related to the acquisition of certain ethanol plants from VeraSun. Ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota were purchased on April 1, 2009, and ethanol plants in Albert City, Iowa and Albion, Nebraska were purchased on April 9, 2009 and May 8, 2009, respectively. The ethanol production volumes reflected for the three months ended June 30, 2009 are based on 91 calendar days rather than the actual daily production, which varied by facility.

(b)
Effective July 1, 2008, we sold our Krotz Springs Refinery to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. The nature and significance of our post-closing participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations, and all refining operating highlights, both consolidated and for the Gulf Coast region, include the Krotz Springs Refinery for the three months ended June 30, 2008.

(c)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(d)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(e)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for the three months ended June 30, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

General
Operating revenues decreased 51% for the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of lower refined product prices between the two periods. Operating income declined $1.5 billion and net income decreased $1.0 billion for the three months ended June 30, 2009 compared to amounts reported for the three months ended June 30, 2008 primarily due to a $1.5 billion decrease in refining segment operating income discussed below.
Refining
Results of operations of our refining segment decreased from operating income of $1.2 billion for the second quarter of 2008 to an operating loss of $268 million for the second quarter of 2009, resulting from a 57% decrease in throughput margin per barrel and a 9% decline in throughput volumes, partially offset by a 10% decrease in refining operating expenses (including depreciation and amortization expense).
Total refining throughput margins for the second quarter of 2009 compared to the second quarter of 2008 were impacted by the following factors:
•
Distillate margins in the second quarter of 2009 decreased significantly in all of our refining regions from the high margins in the second quarter of 2008. The decrease in distillate margins was primarily due to reduced demand attributable to the global slowdown in economic activity, combined with an increase in inventory levels resulting largely from new worldwide refining capacity.

•
Sour crude oil feedstock differentials to WTI crude oil during the second quarter of 2009 declined significantly compared to the differentials in the second quarter of 2008. These unfavorable sour crude oil differentials were attributable mainly to reduced production of sour crude oil by OPEC and other producers. The sour crude oil differentials were also affected by high relative prices for residual fuel oil as reduced worldwide demand for residual fuel oil was more than offset by lower production resulting from reduced refinery throughput due to lower refined product demand.

•
Gasoline margins were strong in all of our refining regions in the second quarter of 2009, and improved significantly from the second quarter of 2008. The improvement in gasoline margins for the second quarter of 2009 was primarily due to a better balance of supply and demand. Although demand for gasoline decreased slightly during the period, lower production and lower imports resulted in inventories similar to historical levels.

•
Margins on various secondary refined products such as asphalt, fuel oils, and petroleum coke improved significantly from the second quarter of 2008 to the second quarter of 2009 as prices for these products did not decrease in proportion to the large decrease in the costs of the feedstocks used to produce them.

•
Throughput volumes decreased 257,000 barrels per day during the second quarter of 2009 compared to the second quarter of 2008 primarily due to (i) unplanned downtime at our Delaware City and St. Charles Refineries, (ii) the sale of our Krotz Springs Refinery in July 2008, and (iii) economic decisions to reduce throughput in certain of our refineries as a result of unfavorable market fundamentals.

Refining operating expenses, excluding depreciation and amortization expense, were 14% lower for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 primarily due to a significant decrease in energy costs, a reduction in sales and use taxes, and $20 million of operating expenses in the second quarter of 2008 related to the Krotz Springs Refinery, which was sold effective July 1, 2008, partially offset by expenses related to the cancellation of certain capital projects. Refining depreciation and amortization expense increased 3% from the second quarter of 2008 to the second quarter of 2009 primarily due to the completion of new capital projects.

Retail
Retail operating income was $65 million for the quarter ended June 30, 2009 compared to $49 million for the quarter ended June 30, 2008. This 33% increase was primarily due to increased in-store sales and lower selling expenses in our U.S. retail operations.
Ethanol
Ethanol operating income was $22 million for the quarter ended June 30, 2009, which represents the operations of the seven ethanol plants acquired in the VeraSun Acquisition, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, increased $10 million from the second quarter of 2008 to the second quarter of 2009 primarily due to costs associated with the VeraSun Acquisition.
“Other income (expense), net” for the second quarter of 2009 decreased from the second quarter of 2008 due mainly to a $34 million net loss resulting from fair value adjustments related to the Alon earn-out agreement and associated derivative instruments in 2009, as discussed in Notes 9 and 10 of Condensed Notes to Consolidated Financial Statements.
Income tax expense decreased $525 million from $356 million of expense in the second quarter of 2008 to a $169 million benefit in the second quarter of 2009 mainly as a result of lower operating income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2009 (a)	2008 (b)	Change

Operating revenues	$31,749	$64,585	$(32,836)

Costs and expenses:
Cost of sales	28,171	59,342	(31,171)
Operating expenses	2,012	2,247	(235)
Retail selling expenses	340	378	(38)
General and administrative expenses	269	252	17
Depreciation and amortization expense:
Refining	690	667	23
Retail	49	49	–
Ethanol	5	–	5
Corporate	23	20	3

Total costs and expenses	31,559	62,955	(31,396)

Operating income	190	1,630	(1,440)
Other income (expense), net	(25)	35	(60)
Interest and debt expense:
Incurred	(237)	(223)	(14)
Capitalized	76	43	33

Income before income tax expense (benefit)	4	1,485	(1,481)
Income tax expense (benefit)	(51)	490	(541)

Net income	$55	$995	$(940)

Earnings per common share – assuming dilution	$0.11	$1.85	$(1.74)

See the footnote references on page 56.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2009	2008	Change

Refining (b):
Operating income	$339	$1,803	$(1,464)
Throughput margin per barrel (c)	$6.69	$9.68	$(2.99)
Operating costs per barrel:
Refining operating expenses	$4.39	$4.61	$(0.22)
Depreciation and amortization	1.54	1.37	0.17

Total operating costs per barrel	$5.93	$5.98	$(0.05)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	511	587	(76)
Medium/light sour crude	601	685	(84)
Acidic sweet crude	108	77	31
Sweet crude	589	643	(54)
Residuals	184	223	(39)
Other feedstocks	178	144	34

Total feedstocks	2,171	2,359	(188)
Blendstocks and other	307	318	(11)

Total throughput volumes	2,478	2,677	(199)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,160	1,228	(68)
Distillates	812	927	(115)
Petrochemicals	65	77	(12)
Other products (d)	434	442	(8)

Total yields	2,471	2,674	(203)

Retail – U.S.:
Operating income	$61	$39	$22
Company-operated fuel sites (average)	1,003	949	54
Fuel volumes (gallons per day per site)	5,052	5,023	29
Fuel margin per gallon	$0.121	$0.121	$–
Merchandise sales	$573	$527	$46
Merchandise margin (percentage of sales)	29.5%	30.1%	(0.6)%
Margin on miscellaneous sales	$44	$50	$(6)
Retail selling expenses	$229	$241	$(12)
Depreciation and amortization expense	$35	$33	$2

Retail – Canada:
Operating income	$60	$60	$–
Fuel volumes (thousand gallons per day)	3,176	3,191	(15)
Fuel margin per gallon	$0.252	$0.286	$(0.034)
Merchandise sales	$88	$100	$(12)
Merchandise margin (percentage of sales)	29.5%	28.5%	1.0%
Margin on miscellaneous sales	$15	$19	$(4)
Retail selling expenses	$111	$137	$(26)
Depreciation and amortization expense	$14	$16	$(2)

See the footnote references on page 56.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2009	2008	Change

Ethanol (a):
Operating income	$22	N/A	$22
Ethanol production (thousand gallons per day)	778	N/A	778
Gross margin per gallon of ethanol production	$0.49	N/A	$0.49
Operating costs per gallon of ethanol production:
Ethanol operating expenses	$0.30	N/A	$0.30
Depreciation and amortization	0.03	N/A	0.03

Total operating costs per gallon of ethanol production	$0.33	N/A	$0.33

See the footnote references on page 56.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2009	2008	Change

Gulf Coast (b):
Operating income (loss)	$(7)	$1,480	$(1,487)
Throughput volumes (thousand barrels per day)	1,355	1,437	(82)
Throughput margin per barrel (c)	$5.48	$11.46	$(5.98)
Operating costs per barrel:
Refining operating expenses	$4.05	$4.52	$(0.47)
Depreciation and amortization	1.46	1.28	0.18

Total operating costs per barrel	$5.51	$5.80	$(0.29)

Mid-Continent:
Operating income	$190	$218	$(28)
Throughput volumes (thousand barrels per day)	385	426	(41)
Throughput margin per barrel (c)	$8.07	$8.28	$(0.21)
Operating costs per barrel:
Refining operating expenses	$3.75	$4.16	$(0.41)
Depreciation and amortization	1.59	1.30	0.29

Total operating costs per barrel	$5.34	$5.46	$(0.12)

Northeast:
Operating loss	$(88)	$(30)	$(58)
Throughput volumes (thousand barrels per day)	458	541	(83)
Throughput margin per barrel (c)	$6.06	$5.91	$0.15
Operating costs per barrel:
Refining operating expenses	$5.48	$4.77	$0.71
Depreciation and amortization	1.64	1.45	0.19

Total operating costs per barrel	$7.12	$6.22	$0.90

West Coast:
Operating income	$244	$135	$109
Throughput volumes (thousand barrels per day)	280	273	7
Throughput margin per barrel (c)	$11.66	$9.99	$1.67
Operating costs per barrel:
Refining operating expenses	$5.12	$5.48	$(0.36)
Depreciation and amortization	1.73	1.80	(0.07)

Total operating costs per barrel	$6.85	$7.28	$(0.43)

See the footnote references on page 56.

Average Market Reference Prices and Differentials (f)
(dollars per barrel)

	Six Months Ended June 30,
	2009	2008	Change

Feedstocks:
WTI crude oil	$51.26	$110.96	$(59.70)
WTI less sour crude oil at U.S. Gulf Coast (g)	1.02	5.77	(4.75)
WTI less Mars crude oil	0.70	6.97	(6.27)
WTI less Maya crude oil	4.51	18.90	(14.39)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	9.36	5.42	3.94
No. 2 fuel oil less WTI	7.34	19.11	(11.77)
Ultra-low-sulfur diesel less WTI	9.38	24.61	(15.23)
Propylene less WTI	(8.69)	(3.77)	(4.92)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	9.58	5.43	4.15
Low-sulfur diesel less WTI	8.94	24.88	(15.94)
U.S. Northeast:
Conventional 87 gasoline less WTI	8.99	3.70	5.29
No. 2 fuel oil less WTI	9.06	21.35	(12.29)
Lube oils less WTI	46.37	32.97	13.40
U.S. West Coast:
CARBOB 87 gasoline less WTI	18.60	12.56	6.04
CARB diesel less WTI	10.81	25.39	(14.58)

The following notes relate to references on pages 52 through 56.
(a)
The information presented for the six months ended June 30, 2009 includes the operations related to the acquisition of certain ethanol plants from VeraSun. Ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota were purchased on April 1, 2009, and ethanol plants in Albert City, Iowa and Albion, Nebraska were purchased on April 9, 2009 and May 8, 2009, respectively. The ethanol production volumes reflected for the six months ended June 30, 2009 are based on 181 calendar days rather than the actual daily production, which varied by facility.

(b)
Effective July 1, 2008, we sold our Krotz Springs Refinery to Alon. The nature and significance of our post-closing participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations, and all refining operating highlights, both consolidated and for the Gulf Coast region, include the Krotz Springs Refinery for the six months ended June 30, 2008.

(c)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.
(d)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.
(e)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for the six months ended June 30, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City, Paulsboro, and Delaware City Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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

General
Operating revenues decreased 51% for the first six months of 2009 compared to the first six months of 2008 primarily as a result of lower refined product prices between the two periods. Operating income of $190 million and net income of $55 million for the six months ended June 30, 2009 decreased 88% and 94%, respectively, from the corresponding amounts in the first six months of 2008 primarily due to a $1.5 billion decrease in refining segment operating income discussed below.
Refining
Operating income for our refining segment decreased from $1.8 billion for the first six months of 2008 to $339 million for the first six months of 2009, resulting from a 31% decrease in throughput margin per barrel and a 7% decline in throughput volumes, partially offset by a 9% decrease in refining operating expenses (including depreciation and amortization expense).
Total refining throughput margins for the first six months of 2009 compared to the first six months of 2008 were impacted by the following factors:
•
Distillate margins in the first six months of 2009 decreased significantly in all of our refining regions from the high margins in the first six months of 2008. The decrease in distillate margins was primarily due to increased inventory levels and reduced demand attributable to the global slowdown in economic activity.

•
Sour crude oil feedstock differentials to WTI crude oil during the first six months of 2009 declined significantly compared to the differentials in the first six months of 2008. These unfavorable sour crude oil differentials were attributable mainly to reduced production of sour crude oil by OPEC and other producers. The sour crude oil differentials were also affected by high relative prices for residual fuel oil as reduced worldwide demand for residual fuel oil was more than offset by lower production resulting from reduced refinery throughput due to lower refined product demand.

•
Gasoline margins increased in all of our refining regions in the first six months of 2009 compared to the first six months of 2008. The improvement in gasoline margins for the first six months of 2009 was primarily due to a better balance of supply and demand. Although demand for gasoline decreased slightly during the period, lower production and lower imports resulted in inventories similar to historical levels.

•
Margins on various secondary refined products such as asphalt, fuel oils, and petroleum coke improved significantly from the first six months of 2008 to the first six months of 2009 as prices for these products did not decrease in proportion to the large decrease in the costs of the feedstocks used to produce them.

•
Throughput margin for the first six months of 2008 included approximately $100 million related to the McKee Refinery business interruption insurance settlement discussed in Note 13 of Condensed Notes to Consolidated Financial Statements.

•
Throughput volumes decreased 199,000 barrels per day during the first six months of 2009 compared to the first six months of 2008 primarily due to (i) unplanned downtime at our Delaware City and St. Charles Refineries, (ii) planned downtime for maintenance at our Texas City, St. Charles, and Corpus Christi Refineries, (iii) the sale of our Krotz Springs Refinery in July 2008, and (iv) economic decisions to reduce throughput in certain of our refineries as a result of unfavorable market fundamentals.

Refining operating expenses, excluding depreciation and amortization expense, were 12% lower for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a decrease in energy costs, a reduction in sales and use taxes, and $43 million of operating expenses in the first six months of 2008 related to the Krotz Springs Refinery, which was sold effective July 1, 2008, partially offset by expenses related to the cancellation of certain capital projects. Refining depreciation and amortization expense increased 3% from the first six months of 2008 to the first six months of 2009 primarily due to the completion of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income was $121 million for the six months ended June 30, 2009 compared to $99 million for the six months ended June 30, 2008. This 22% increase was primarily due to increased in-store sales and lower selling expenses in our U.S. retail operations.
Ethanol
Ethanol operating income was $22 million for the six months ended June 30, 2009, which represents the operations of the seven ethanol plants acquired in the VeraSun Acquisition subsequent to their acquisition in the second quarter of 2009, as described in Note 3 of Condensed Notes to Consolidated Financial Statements.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, increased $20 million from the first six months of 2008 to the first six months of 2009 due mainly to an increase in severance expenses and costs associated with the VeraSun Acquisition.
“Other income (expense), net” for the first six months of 2009 decreased from the first six months of 2008 primarily due to a $38 million net loss resulting from fair value adjustments related to the Alon earn-out agreement and associated derivative instruments in 2009 (as discussed in Notes 9 and 10 of Condensed Notes to Consolidated Financial Statements), reduced interest income resulting from lower cash balances and interest rates, and the nonrecurrence of a $14 million gain recognized in the first six months of 2008 on the redemption of our 9.5% senior notes as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements.
Interest and debt expense decreased from the first six months of 2008 to the first six months of 2009 due mainly to an increase in capitalized interest resulting from a higher balance of capital projects under construction, partially offset by interest incurred on $1 billion of debt issued in March 2009.
Income tax expense decreased $541 million from $490 million of expense for the first six months of 2008 to a $51 million benefit for the first six months of 2009 mainly as a result of lower operating income.
OUTLOOK
The current global economic slowdown and rising unemployment are expected to continue to unfavorably impact demand for refined products in the near term. This reduced demand, combined with an increase in global refined product inventories resulting from new refineries coming online, is expected to continue to put significant pressure on refined product margins. In addition, low demand for refined products is expected to result in a continuing reduction in overall crude oil production by OPEC, which will reduce the supply of sour crude oil and continue to put pressure on the differentials between sour and sweet crude oil prices. Pressure on refined product margins and sour crude oil differentials is expected to continue until the economy begins to recover, at which time demand for refined products and sour crude oil production are expected to increase.

Until the economy recovers, we expect that the current low refined product margins and sour crude oil differentials will result in production constraints or refinery shutdowns in the refining industry. In July, we temporarily shut down our Aruba Refinery, and in June, we temporarily shut down one of our units at our Corpus Christi East Refinery, both due to poor economics resulting from the current unfavorable industry fundamentals. We are currently monitoring, and will continue to monitor, all of our other refineries to assess whether complete or partial shutdown of certain of those facilities is appropriate until conditions improve. We expect refined product margins and sour crude oil differentials for the third quarter of 2009 to be similar to those in the second quarter, which could result in a loss in the third quarter. In addition, we believe that the fourth quarter of 2009 could continue to be challenging for the refining industry and our company in light of the current economic environment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2009 and 2008
Net cash provided by operating activities for the six months ended June 30, 2009 was $1.4 billion compared to $1.8 billion for the six months ended June 30, 2008. The decrease in cash generated from operating activities was primarily due to the decrease in operating income discussed above under “Results of Operations,” partially offset by an approximate $800 million favorable change in the amount of income tax payments and refunds between the two periods. Changes in cash provided by or used for working capital during the first six months of 2009 and 2008 are shown in Note 8 of Condensed Notes to Consolidated Financial Statements. Both receivables and accounts payable increased for the first six months of 2009 due mainly to a significant increase in gasoline, distillate, and crude oil prices at June 30, 2009 compared to such prices at the end of 2008.
The net cash generated from operating activities during the first six months of 2009, combined with $998 million of proceeds from the issuance of $1 billion of notes in March 2009 as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements and $799 million of net proceeds from the issuance of 46 million shares of common stock in June 2009 as discussed in Note 6 of Condensed Notes to Consolidated Financial Statements, were used mainly to:
•	fund $1.6 billion of capital expenditures and deferred turnaround and catalyst costs;

•	fund the VeraSun Acquisition for $556 million;

•	make scheduled long-term note repayments of $209 million;

•	pay common stock dividends of $155 million;

•	fund a $29 million acquisition of two pipelines; and

•	increase available cash on hand by $683 million.
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

Capital Investments
During the six months ended June 30, 2009, we expended $1.4 billion for capital expenditures and $249 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2009 included $189 million of costs related to environmental projects.
For 2009, we expect to incur approximately $2.5 billion for capital investments, including approximately $2.1 billion for capital expenditures (approximately $500 million of which is for environmental projects) and approximately $440 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
In the second quarter of 2009, we acquired seven ethanol plants and a site under development from VeraSun for $477 million, plus $79 million primarily for inventory and certain other working capital.
Contractual Obligations
As of June 30, 2009, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.
On April 1, 2009, we made scheduled debt repayments of $200 million related to our 3.5% notes and $9 million related to our 5.125% Series 1997D industrial revenue bonds.
In March 2009, we issued $750 million of 9.375% notes due March 15, 2019 and $250 million of 10.5% notes due March 15, 2039. Proceeds from the issuance of these notes totaled approximately $998 million, before deducting underwriting discounts and other issuance costs of $8 million.
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. We amended our agreement in June 2009 to extend the maturity date to June 2010. As of December 31, 2008, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million, which was repaid in February 2009. In March 2009, we sold $100 million of eligible receivables to the third-party entities and financial institutions. In April 2009, we sold an additional $400 million of eligible receivables under this program, which we repaid in June 2009. As of June 30, 2009, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million. Proceeds from the sale of receivables under this facility are reflected as debt in our consolidated balance sheets.
Under the indenture related to our $100 million of 6.75% senior notes with a maturity date of October 15, 2037, on July 31, 2009, we notified the holders of such notes of our obligation to purchase any of those notes for which a written notice of purchase (purchase notice) is received from the holders prior to September 15, 2009. Any notes for which a purchase notice is received will be purchased at 100% of their principal amount plus accrued and unpaid interest to October 15, 2009, the date of payment of the purchase price.
On May 20, 2009, we entered into a Business Sale Agreement (Agreement) with Dow Chemical Company and certain of its affiliates (Dow) under which we agreed to purchase Dow’s 45% equity interest in Total Raffinaderij Nederland N.V. (TRN), which owns a refinery in the Netherlands, along with related businesses of TRN owned by Dow. The Agreement extends through December 31, 2009 and provides for a purchase price of $600 million plus an amount for related inventories. The closing of the transaction was conditioned upon, among other things, the expiration of a right of first refusal held by Total S.A. (Total) to purchase Dow’s equity interest in TRN or a waiver by Total of such right of first refusal. In June 2009, Total exercised its right of first refusal. To our knowledge, Total’s acquisition of

Dow’s equity interest in TRN has not closed, and we and Dow have not executed a formal termination of the Agreement.
Other than the TRN Refinery commitment discussed above, during the six months ended June 30, 2009, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.
Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of June 30, 2009, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

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
Other Commercial Commitments
As of June 30, 2009, our committed lines of credit were as follows:

Borrowing
	Capacity	Expiration

Letter of credit facility	$300 million	June 2010
Letter of credit facility	$275 million	July 2009 *
Revolving credit facility	$2.5 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012

*	The $275 million letter of credit facility expired in July 2009.
As of June 30, 2009, we had $247 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $249 million of letters of credit outstanding under our U.S. committed revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $19 million of letters of credit outstanding as of June 30, 2009. Our letters of credit expire during 2009 and 2010.
Common Stock Offering
On June 3, 2009, we sold in a public offering 46 million shares of our common stock, which included 6 million shares related to an overallotment option exercised by the underwriters, at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.

Stock Purchase Programs
As of June 30, 2009, we have approvals under common stock purchase programs previously approved by our board of directors to purchase approximately $3.5 billion of our common stock.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which is 3% for on-island sales and services and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. However, due to a previous tax holiday that was granted to our Aruba Refinery by the GOA through December 31, 2010 as well as other reasons, we believe that exports by our Aruba Refinery should not be subject to this turnover tax. We commenced arbitration proceedings with the Netherlands Arbitration Institute pursuant to which we are seeking to enforce our rights under the tax holiday and other agreements related to the refinery. The arbitration hearing was held on February 3-4, 2009. We anticipate a decision sometime later this year. We have also filed protests of these assessments through proceedings in Aruba. In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we expensed and paid $8 million, plus $1 million of interest, to the GOA in the second quarter of 2009. The tax protests for the remaining periods remain outstanding, and no expense or liability has been recognized in our consolidated financial statements with respect to these remaining periods. Amounts deposited under this escrow agreement, which totaled $111 million and $102 million as of June 30, 2009 and December 31, 2008, respectively, are reflected as “restricted cash” in our consolidated balance sheets.
In addition to the turnover tax described above, the GOA has also asserted other tax amounts aggregating approximately $25 million related to dividends and other tax items. The GOA, through the arbitration, is also now questioning the validity of the tax holiday generally, although the GOA has not issued any formal assessment for profit tax at any time during the tax holiday period. We believe that the provisions of our tax holiday agreement exempt us from all of these taxes and, accordingly, no expense or liability has been recognized in our consolidated financial statements. We are also challenging approximately $30 million in foreign exchange payments made to the Central Bank of Aruba as payments exempted under our tax holiday, as well as other reasons. These taxes and assessments are also being addressed in the arbitration proceedings discussed above.
Asset Impairments
Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined under Statement No. 157, generally based on discounted estimated net cash flows.
In order to test long-lived assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment.
During the fourth quarter of 2008, there were severe disruptions in the capital and commodities markets that contributed to a significant decline in our common stock price, thus causing our market capitalization to decline to a level substantially below our net book value. Due to these adverse changes in market conditions during the fourth quarter of 2008, we evaluated our significant operating assets for potential impairment as of December 31, 2008, and we determined that the carrying amount of each of these assets was recoverable. The economic slowdown that began in 2008 continued throughout the first six months of 2009, thereby further reducing demand for refined products and putting significant pressure on refined product margins. Due to these economic conditions, in June 2009, we announced our plan to temporarily shut down the Aruba Refinery, which had a net book value of approximately $1.0 billion as of June 30, 2009, for at least two months as narrow heavy sour crude oil differentials currently make the refinery uneconomical to operate. The Aruba Refinery was shut down in July 2009. We are continuing to pursue potential transactions for this refinery, which may include the sale of the refinery. In June 2009, the coker unit at the Corpus Christi East Refinery was also temporarily shut down, partly due to economic reasons. As a result of these factors, we readdressed the potential impairment of all of our significant operating assets as of June 30, 2009, incorporating updated 2009 price assumptions into our estimated cash flows. Based on this analysis, we determined that the carrying amount of each of our significant operating assets continued to be recoverable as of June 30, 2009.
Also in the second quarter of 2009, due to the impact of the continuing economic slowdown on refining industry fundamentals and in an effort to conserve cash, we evaluated all of our capital projects currently in progress. As a result of this assessment, certain capital projects were permanently cancelled, resulting in the write-off of $122 million of project costs in the second quarter of 2009. We have also suspended continued construction activity on various other projects. For example, our two hydrocracker projects on the Gulf Coast, one at the St. Charles Refinery and the other at the Port Arthur Refinery, have been suspended pending a reassessment of the demand for the additional refined product supply that would result from these projects. As of June 30, 2009, approximately $915 million of costs had been incurred on these two projects. In addition, various other projects with a total cost of approximately $430 million as of June 30, 2009 have also been suspended.
Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for potential asset impairments or project write-offs until conditions improve. Our current evaluations are focused on our Delaware City Refinery, which had a net book value of approximately $2.0 billion as of June 30, 2009. Additional assessments will be performed in conjunction with our annual strategic plan process in the third quarter of 2009. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.

American Clean Energy and Security Act of 2009
On June 26, 2009, the U.S. House of Representatives narrowly approved the American Clean Energy and Security Act of 2009 (ACESA), also known as the Waxman-Markey Bill. The ACESA, if passed by the U.S. Senate, would establish a national “cap-and-trade” program beginning in 2012 to address greenhouse gas emissions and climate change. The ACESA proposes to reduce carbon dioxide and other greenhouse gas emissions by 3% below 2005 levels by 2012, 20% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050. The cap-and-trade program would require businesses that emit greenhouse gases to acquire emission credits from the government, other businesses, or through an auction process. In addition, refiners would be obligated to purchase emission credits associated with the transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. As a result of such a program, we could be required to purchase emission credits for greenhouse gas emissions resulting from our operations and from the fuels we sell. Although it is not possible at this time to predict the final form of the ACESA (or whether it will be passed by the U.S. Senate), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have an adverse effect on our financial position, results of operations, and liquidity.
Other
We expect to contribute a total of approximately $70 million to our qualified pension plans during 2009. In January 2009, we contributed $50 million of this amount to our main qualified pension plan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY PRICE RISK
For information regarding gains and losses on our derivative instruments, see Note 10 of Condensed Notes to Consolidated Financial Statements. The following tables provide information about our derivative commodity instruments as of June 30, 2009 and December 31, 2008 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:

Fair Value Hedges – Fair value hedges are used to hedge certain refining inventories (which had a carrying amount of $4.2 billion and $4.4 billion as of June 30, 2009 and December 31, 2008, respectively, and a fair value of $7.2 billion and $5.1 billion as of June 30, 2009 and December 31, 2008, respectively) and our firm commitments (i.e., binding agreements to purchase inventories in the future). The gain or loss on a derivative instrument designated and qualifying as a fair value hedge and the offsetting loss or gain on the hedged item are recognized currently in income in the same period.
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
Economic Hedges – Economic hedges are hedges not designated as fair value or cash flow hedges that are used to:
–	manage price volatility in refinery feedstock, refined product, and grain inventories;
–	manage price volatility in forecasted refinery feedstock, product, and grain purchases, refined product sales, and natural gas purchases; and
–	manage price volatility in the referenced product margins associated with the three-year earn-out agreement with Alon in connection with the sale of our Krotz Springs Refinery.
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
The following tables include only open positions at the end of the reporting period. Contract volumes are presented in thousands of barrels (for crude oil and refined products), in billions of British thermal units (for natural gas), or in thousands of bushels (for grain). The weighted-average pay and receive prices represent amounts per barrel (for crude oil and refined products), amounts per million British thermal units (for natural gas), or amounts per bushel (for grain). Volumes shown for swaps represent notional volumes, which are used to calculate amounts due under the agreements. For futures, the contract value represents the contract price of either the long or short position multiplied by the derivative contract volume, while the market value amount represents the period-end market price of the commodity being hedged multiplied by the derivative contract volume. The pre-tax fair value for futures, swaps, and options represents the fair value of the derivative contract. The pre-tax fair value for swaps represents the excess of the receive price over the pay price multiplied by the notional contract volumes. For futures and options, the pre-tax fair value represents (i) the excess of the market value amount over the contract amount for long positions, or (ii) the excess of the contract amount over the market value amount for short positions. Additionally, for futures and options, the weighted-average pay price represents the contract price for long positions and the weighted-average receive price represents the contract price for short positions. The weighted-average pay price and weighted-average receive price for options represent their strike price.

	June 30, 2009
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2009 (crude oil and refined products)	5,178	N/A	$71.12	$368	$365	$3

Cash Flow Hedges:
Swaps – long:
2009 (crude oil and refined products)	14,157	$114.84	72.98	N/A	(593)	(593)
2010 (crude oil and refined products)	15,900	60.46	75.34	N/A	237	237
Swaps – short:
2009 (crude oil and refined products)	14,157	78.06	132.06	N/A	764	764
2010 (crude oil and refined products)	15,900	86.57	72.68	N/A	(221)	(221)
Futures – long:
2009 (crude oil and refined products)	1,211	72.12	N/A	87	85	(2)

Economic Hedges:
Swaps – long:
2009 (crude oil and refined products)	52,625	34.89	30.43	N/A	(235)	(235)
2010 (crude oil and refined products)	51,514	51.27	41.88	N/A	(484)	(484)
2011 (crude oil and refined products)	11,750	45.56	30.16	N/A	(181)	(181)
Swaps – short:
2009 (crude oil and refined products)	36,233	44.99	54.49	N/A	344	344
2010 (crude oil and refined products)	47,878	50.77	63.34	N/A	602	602
2011 (crude oil and refined products)	8,850	44.07	65.39	N/A	189	189
Futures – long:
2009 (crude oil and refined products)	238,825	66.24	N/A	15,820	17,679	1,859
2010 (crude oil and refined products)	39,618	67.40	N/A	2,670	3,168	498
2009 (grain)	7,605	4.11	N/A	31	26	(5)
2010 (grain)	50	4.29	N/A	–	–	–
Futures – short:
2009 (crude oil and refined products)	231,332	N/A	66.96	15,491	17,298	(1,807)
2010 (crude oil and refined products)	39,174	N/A	69.53	2,724	3,228	(504)
2009 (grain)	20,355	N/A	4.16	85	72	13
2010 (grain)	3,405	N/A	4.48	15	13	2

Trading Activities:
Swaps – long:
2009 (crude oil and refined products)	10,413	63.80	51.56	N/A	(127)	(127)
2010 (crude oil and refined products)	18,780	24.92	28.96	N/A	76	76
2011 (crude oil and refined products)	3,000	53.70	57.55	N/A	12	12
Swaps – short:
2009 (crude oil and refined products)	12,455	43.38	54.41	N/A	137	137
2010 (crude oil and refined products)	22,008	24.98	23.91	N/A	(24)	(24)
2011 (crude oil and refined products)	3,900	44.27	43.29	N/A	(4)	(4)

	June 30, 2009
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Futures – long:
2009 (crude oil and refined products)	30,122	$75.04	N/A	$2,260	$2,222	$(38)
2010 (crude oil and refined products)	2,321	77.04	N/A	179	190	11
2009 (natural gas)	5,350	4.95	N/A	26	25	(1)
2010 (natural gas)	100	6.10	N/A	1	1	–
Futures – short:
2009 (crude oil and refined products)	30,214	N/A	$75.01	2,266	2,223	43
2010 (crude oil and refined products)	2,346	N/A	75.68	178	191	(13)
2009 (natural gas)	5,100	N/A	5.02	25	24	1
2010 (natural gas)	100	N/A	5.46	1	1	–

Total pre-tax fair value of open positions						$552

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2009 (crude oil and refined products)	6,904	N/A	$48.28	$333	$320	$13

Cash Flow Hedges:
Swaps – long:
2009 (crude oil and refined products)	60,162	$121.69	58.44	N/A	(3,805)	(3,805)
2010 (crude oil and refined products)	4,680	63.72	64.03	N/A	1	1
Swaps – short:
2009 (crude oil and refined products)	60,162	62.38	129.80	N/A	4,056	4,056
2010 (crude oil and refined products)	4,680	76.32	78.69	N/A	11	11
Futures – long:
2009 (crude oil and refined products)	780	38.62	N/A	30	27	(3)

Economic Hedges:
Swaps – long:
2009 (crude oil and refined products)	25,987	96.88	55.25	N/A	(1,082)	(1,082)
2010 (crude oil and refined products)	19,734	105.96	63.94	N/A	(829)	(829)
2011 (crude oil and refined products)	3,900	124.78	67.99	N/A	(221)	(221)
Swaps – short:
2009 (crude oil and refined products)	25,931	59.65	106.81	N/A	1,223	1,223
2010 (crude oil and refined products)	19,734	72.18	121.96	N/A	982	982
2011 (crude oil and refined products)	3,900	74.08	136.66	N/A	244	244
Futures – long:
2009 (crude oil and refined products)	135,882	59.17	N/A	8,040	7,319	(721)
2010 (crude oil and refined products)	3,466	78.33	N/A	271	240	(31)
2009 (natural gas)	4,310	8.46	N/A	36	24	(12)
Futures – short:
2009 (crude oil and refined products)	135,091	N/A	62.74	8,475	7,510	965
2010 (crude oil and refined products)	3,692	N/A	84.66	313	276	37
2009 (natural gas)	4,310	N/A	5.68	24	24	–
Options – long:
2009 (crude oil and refined products)	57	60.64	N/A	1	–	(1)

Trading Activities:
Swaps – long:
2009 (crude oil and refined products)	19,887	77.56	45.09	N/A	(646)	(646)
2010 (crude oil and refined products)	10,050	40.66	35.35	N/A	(53)	(53)
2011 (crude oil and refined products)	1,950	78.36	65.80	N/A	(24)	(24)
Swaps – short:
2009 (crude oil and refined products)	16,084	56.44	97.17	N/A	655	655
2010 (crude oil and refined products)	5,850	64.19	73.12	N/A	52	52
2011 (crude oil and refined products)	1,950	68.06	80.59	N/A	24	24

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Futures – long:
2009 (crude oil and refined products)	24,039	$71.70	N/A	$1,724	$1,300	$(424)
2010 (crude oil and refined products)	956	84.12	N/A	80	70	(10)
2009 (natural gas)	200	5.79	N/A	1	1	–
Futures – short:
2009 (crude oil and refined products)	21,999	N/A	$73.38	1,614	1,209	405
2010 (crude oil and refined products)	956	N/A	83.63	80	70	10
2009 (natural gas)	200	N/A	5.82	1	1	–
Options – long:
2009 (crude oil and refined products)	100	30.00	N/A	–	–	–

Total pre-tax fair value of open positions						$816

INTEREST RATE RISK
The following table provides information about our debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Expected Maturity Dates
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value

Debt:
Fixed rate	$–	$33	$418	$759	$489	$5,597	$7,296	$7,205
Average interest rate	–%	6.8%	6.4%	6.9%	5.5%	7.3%	7.1%
Floating rate	$–	$100	$–	$–	$–	$–	$100	$100
Average interest rate	–%	1.8%	–%	–%	–%	–%	1.8%

	December 31, 2008
	Expected Maturity Dates
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value
Debt:
Fixed rate	$209	$33	$418	$759	$489	$4,597	$6,505	$6,362
Average interest rate	3.6%	6.8%	6.4%	6.9%	5.5%	6.8%	6.6%
Floating rate	$100	$–	$–	$–	$–	$–	$100	$100
Average interest rate	3.9%	–%	–%	–%	–%	–%	3.9%
FOREIGN CURRENCY RISK
As of June 30, 2009, we had commitments to purchase $301 million of U.S. dollars. These commitments matured on or before July 20, 2009, resulting in a $7 million loss in the third quarter of 2009.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2009.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008, or our quarterly report on Form 10-Q for the quarter ended March 31, 2009.
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
United States Environmental Protection Agency (EPA) (Paulsboro Refinery). On July 9, 2009, the EPA issued a demand for a $1,017,500 stipulated penalty under a Section 114 Consent Decree for an acid gas flaring incident in September 2008.
Los Angeles Regional Water Quality Control Board (LARWQCB) (Wilmington Marine Terminal) (this matter was last reported in our Form 10-K for the year ended December 31, 2008). In December 2007, as part of the National Pollutant Discharge Elimination System Permit renewal process for our Wilmington marine terminal, the LARWQCB issued a notice of violation (NOV) and Request for Information. The NOV alleged violations of acute toxicity effluent limits between 2000 and 2006 and reporting violations between 2001 and 2005. We settled this matter in the second quarter of 2009.
South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). On June 26, 2009, the SCAQMD issued a Request for Flare Minimization Plan and Mitigation Fees pursuant to its amended Rule 1118 (Control of Emissions from Refinery Flares). The Request related to two flaring events at our Wilmington Refinery in the fall of 2008. We submitted the mitigation plan and paid the mitigation fee of $1,319,505 on July 28, 2009.
Texas Commission on Environmental Quality (TCEQ) (Corpus Christi West Refinery). In the second quarter of 2009, the TCEQ issued a notice of enforcement (NOE) to our Corpus Christi West Refinery. The NOE alleges excess air emissions relating to two cooling tower leaks that occurred in 2008. The penalty demanded in the TCEQ’s Preliminary Report and Petition was $1,100,424. On July 27, 2009, we filed a response and request for hearing on this matter. Settlement discussions continue on this matter.

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

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)
April 2009	2,571	$ 19.99	2,571	–	$ 3.46 billion
May 2009	6,385	$ 20.80	6,385	–	$ 3.46 billion
June 2009	397	$ 22.03	397	–	$ 3.46 billion
Total	9,353	$ 20.63	9,353	–	$ 3.46 billion

(1)
The shares reported in this column represent purchases settled in the second quarter of 2009 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Valero’s annual meeting of stockholders (the Annual Meeting) was held April 30, 2009. Matters voted on at the Annual Meeting and the results thereof were as follows:
(a)	Proposal 1: a proposal to elect four Class III directors to serve until the 2012 annual meeting. Valero’s bylaws require each director to be elected by the vote of the majority of the votes cast at the Annual Meeting. For purposes of this election, a “majority of the votes cast” means that the number of shares voted “for” a director’s election exceeds 50% of the number of votes cast with respect to that director’s election. The election of each Class III director was approved as follows.

Directors	For	Against	Abstain

Jerry D. Choate	274,635,688	160,197,114	1,889,959
William R. Klesse	276,485,338	158,311,375	1,926,048
Donald L. Nickles	273,997,328	160,869,421	1,856,011
Susan Kaufman Purcell	277,154,116	157,768,781	1,799,864
Directors whose terms of office continued after the annual meeting were: W.E. “Bill” Bradford, Ronald K. Calgaard, Irl F. Engelhardt, Ruben M. Escobedo, Bob Marbut, Robert A. Profusek, and Stephen M. Waters.

(b)	Proposal 2: a proposal to ratify the appointment of KPMG LLP to serve as Valero’s independent registered public accounting firm for the fiscal year ending December 31, 2009. Proposal 2 required approval by the affirmative vote of a majority of the voting power of the shares present in person or by proxy at the Annual Meeting and entitled to vote. Proposal 2 was approved as follows:

For	Against	Abstain	(1)

430,981,925	4,563,821	1,177,014

Total Affirmative Votes	Total Negative Votes
430,981,925	5,740,835
Percentage of Shares Present and Entitled to Vote	Percentage of Shares Present and Entitled to Vote
98.69%	1.31%
Stockholder Proposals:

(c)	Proposal 3: a stockholder proposal entitled, “Say-On-Pay” was approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

195,481,456	117,571,382	28,978,894		94,691,029

Total Affirmative Votes	Total Negative Votes
195,481,456	146,550,276
Percentage of Shares Present and Entitled to Vote	Percentage of Shares Present and Entitled to Vote
57.15%	42.85%

(1) (2)	See notes on following page.

(d)	Proposal 4: a stockholder proposal entitled, “Stock Retention by Executives” was not approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

144,998,858	193,369,259	3,663,615		94,691,029

Total Affirmative Votes	Total Negative Votes
144,998,858	197,032,874
Percentage of Shares Present and Entitled to Vote	Percentage of Shares Present and Entitled to Vote
42.39%	57.61%
(e)	Proposal 5: a stockholder proposal entitled, “Compensation Consultant Disclosures” was approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

190,261,333	146,832,853	4,937,545		94,691,030

Total Affirmative Votes	Total Negative Votes
190,261,333	151,770,398
Percentage of Shares Present and Entitled to Vote	Percentage of Shares Present and Entitled to Vote
55.63%	44.37%
(f)	Proposal 6: a stockholder proposal entitled, “Disclosure of Political Contributions/Trade Associations” was not approved as follows:

For	Against	Abstain	(1)	Non-Votes	(2)

133,683,745	148,235,929	60,112,059		94,691,028

Total Affirmative Votes	Total Negative Votes
133,683,745	208,347,988
Percentage of Shares Present and Entitled to Vote	Percentage of Shares Present and Entitled to Vote
39.09%	60.91%
Required votes. For Proposal 1, directors were to be elected by a majority of votes cast by the holders of shares of Valero’s common stock present in person or by proxy at the Annual Meeting and entitled to vote. Proposals 2, 3, 4, 5, and 6 required approval by the affirmative vote of a majority of the voting power of the shares present in person or by proxy at the Annual Meeting and entitled to vote. Only Proposals 1, 2, 3, and 5 received the required votes for approval.
Notes :
(1) Effect of abstentions. Shares voted to “abstain” are treated as “present” for purposes of determining a quorum, and have the effect of a negative vote when approval for a proposal requires a majority of the voting power of the issued and outstanding shares of the company or a majority of the voting power of the shares present in person or by proxy and entitled to vote.
(2) Effect of “broker non-votes.” Brokers holding shares for the beneficial owners of such shares must vote according to specific instructions received from the beneficial owners. If specific instructions are not received, a broker may vote the shares in the broker’s discretion in certain instances. However, the New York Stock Exchange (NYSE) precludes brokers from exercising voting discretion on certain proposals, including stockholder proposals, without specific instructions from the beneficial owner. This results in a

“broker non-vote” on the proposal. A broker non-vote is treated as “present” for purposes of determining a quorum, has the effect of a negative vote when approval for a particular proposal requires a majority of the voting power of the issued and outstanding shares of the company, and has no effect when approval for a proposal requires a majority of the voting power of the shares present in person or by proxy and entitled to vote. Per the NYSE’s rules, brokers had discretion to vote on Proposals 1 and 2 at the Annual Meeting, but did not have discretion to vote on the shareholder proposals presented as Proposals 3, 4, 5, and 6.
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

**101
The following materials from Valero Energy Corporation’s Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Other Comprehensive Income, and (v) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Submitted electronically herewith.
In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: August 7, 2009