Form 10-K
period 2009-12-31
VALERO ENERGY CORP/TX
filed 2010-02-26
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $9.5 billion based on the last sales price quoted as of June 30, 2009 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2010, 564,808,668 shares of the registrant’s common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for April 29, 2010, at which directors will be elected. Portions of the 2010 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET
The following table indicates the headings in the 2010 Proxy Statement where certain information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption	Heading in 2010 Proxy Statement

10. Directors, Executive Officers and Corporate Governance	Information Regarding the Board of Directors, Independent Directors, Audit Committee, Governance Documents and Codes of Ethics, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors, and Section 16(a) Beneficial Ownership Reporting Compliance

11. Executive Compensation	Compensation Committee, Compensation Discussion and Analysis, Director Compensation, Executive Compensation, and Certain Relationships and Related Transactions

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13. Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions and Independent Directors

14. Principal Accountant Fees and Services	KPMG Fees for Fiscal Year 2009, KPMG Fees for Fiscal Year 2008, and Audit Committee Pre-Approval Policy
Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Jay D. Browning, Senior Vice President – Corporate Law and Secretary, Valero Energy Corporation, P.O. Box 696000, San Antonio, Texas 78269-6000.

ii

CONTENTS

		PAGE
PART I
Items 1., 1A. & 2.	Business, Risk Factors and Properties	1
	Segments	2
	Valero’s Operations	3
	Risk Factors	13
	Environmental Matters	17
	Properties	17
	Executive Officers of the Registrant	18
Item 1B.	Unresolved Staff Comments	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	144
Item 9A.	Controls and Procedures	144
Item 9B.	Other Information	144

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	145
Item 11.	Executive Compensation	145
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	145
Item 13.	Certain Relationships and Related Transactions, and Director Independence	145
Item 14.	Principal Accountant Fees and Services	145

PART IV
Item 15.	Exhibits and Financial Statement Schedules	145

Signatures		150
EX-10.2
EX-10.5
EX-10.6
EX-10.7
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

iii

PART I
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, to one or more of our consolidated subsidiaries, or to all of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources, under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 26 of this report under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”
ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview. We are a Fortune 500 company based in San Antonio, Texas. Our corporate offices are at One Valero Way, San Antonio, Texas, 78249, and our telephone number is (210) 345-2000. Our common stock trades on the New York Stock Exchange under the symbol “VLO.” We were incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company, and our name was changed to Valero Energy Corporation on August 1, 1997. On January 31, 2010, we had 20,920 employees.
We own 15 refineries located in the United States, Canada, and Aruba. Our refineries can produce conventional gasolines, distillates, jet fuel, asphalt, petrochemicals, lubricants, and other refined products as well as a slate of premium products including CBOB and RBOB1, gasoline meeting the specifications of the California Air Resources Board (CARB), CARB diesel fuel, low-sulfur and ultra-low-sulfur diesel fuel, and oxygenates (liquid hydrocarbon compounds containing oxygen).
We market branded and unbranded refined products on a wholesale basis in the United States and Canada through an extensive bulk and rack marketing network. We also sell refined products through a network of about 5,800 retail and wholesale branded outlets in the United States, Canada, and Aruba.
We also own ten ethanol plants located in the Midwest with a combined ethanol production capacity of about 1.1 billion gallons per year. Three of these facilities were acquired after December 31, 2009.
Available Information. Our internet website address is www.valero.com. Information contained on our website is not part of this annual report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, soon after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers, and the charters of the committees of our board of directors in the same website location. Our governance documents are available in print to any stockholder that makes a written request to Jay D. Browning, Senior Vice President – Corporate Law and Secretary, Valero Energy Corporation, P.O. Box 696000, San Antonio, Texas 78269-6000.

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

SEGMENTS
Our business is organized into three reportable segments: refining, ethanol, and retail. Prior to the second quarter of 2009, we had two reportable segments: refining and retail. As a result of our acquisition of several ethanol plants during the second quarter of 2009 (as discussed in Note 2 of Notes to Consolidated Financial Statements), we now present ethanol as a third reportable segment. The financial information about our segments in Note 20 of Notes to Consolidated Financial Statements is incorporated herein by reference.
•
Our refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The refining segment is segregated geographically into the Gulf Coast, Mid-Continent, West Coast, and Northeast regions.

•	Our ethanol segment includes sales of internally produced ethanol and distillers grains. Our ethanol operations are geographically located in the central plains region of the United States.

•
Our retail segment includes company-operated convenience stores, Canadian dealers/jobbers, truckstop facilities, cardlock facilities, and home heating oil operations. The retail segment is segregated into two geographic regions. Our retail operations in eastern Canada are referred to as Retail – Canada. Our retail operations in the United States are referred to as Retail – U.S.

VALERO’S OPERATIONS
REFINING
On December 31, 2009, our refining operations included 15 refineries in the United States, Canada, and Aruba with a combined total throughput capacity of approximately 2.8 million barrels per day (BPD). The following table presents the locations of these refineries and their approximate feedstock throughput capacities as of December 31, 2009.

Refinery	Location	Throughput Capacity (a) (barrels per day)

Gulf Coast:
Corpus Christi (b)	Texas	315,000
Port Arthur	Texas	310,000
St. Charles	Louisiana	250,000
Texas City	Texas	245,000
Aruba (c)	Aruba	235,000
Houston	Texas	145,000
Three Rivers	Texas	100,000

		1,600,000

West Coast:
Benicia	California	170,000
Wilmington	California	135,000

		305,000

Mid-Continent:
Memphis	Tennessee	195,000
McKee	Texas	170,000
Ardmore	Oklahoma	90,000

		455,000

Northeast (d):
Quebec City	Quebec, Canada	235,000
Paulsboro	New Jersey	185,000

		420,000

Total		2,780,000

(a)	“Throughput capacity” represents estimated capacity for processing crude oil, intermediates, and other feedstocks. Total estimated crude oil capacity is approximately 2.4 million BPD.

(b)	Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

(c)	The Aruba Refinery has been idle since July 2009.

(d)
We permanently shut down our Delaware City, Delaware refinery in the fourth quarter of 2009, as described in Note 2 of Notes to Consolidated Financial Statements. Throughput capacity of this refinery was 210,000 BPD.

     Total Refining System
The following table presents the percentages of principal charges and yields (on a combined basis) for all of our refineries for the year ended December 31, 2009. Our total combined throughput volumes averaged 2,272,400 BPD for the 12 months ended December 31, 2009. (The information presented excludes the charges and yields of the Delaware City Refinery, which we permanently shut down in the fourth quarter of 2009, as more fully described in Note 2 of Notes to Consolidated Financial Statements.)
Combined Refining Charges and Yields

		Percentage

Charges:
	sour crude oil	43%
	acidic sweet crude oil	3%
	sweet crude oil	28%
	residual fuel oil	7%
	other feedstocks	7%
	blendstocks	12%
Yields:
	gasolines and blendstocks	48%
	distillates	33%
	petrochemicals	3%
	other products (includes vacuum gas oil, No. 6 fuel oil, petroleum coke, asphalt, and other)	16%
     Gulf Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the eight refineries in this region for the year ended December 31, 2009. Total throughput volumes for the Gulf Coast refining region averaged 1,273,600 BPD for the 12 months ended December 31, 2009.
Combined Gulf Coast Region Charges and Yields

		Percentage

Charges:
	sour crude oil	53%
	acidic sweet crude oil	1%
	sweet crude oil	11%
	residual fuel oil	13%
	other feedstocks	8%
	blendstocks	14%
Yields:
	gasolines and blendstocks	44%
	distillates	33%
	petrochemicals	4%
	other products (includes vacuum gas oil, No. 6 fuel oil, petroleum coke, asphalt, and other)	19%
Corpus Christi East and West Refineries. Our Corpus Christi East and West Refineries are located on the Texas Gulf Coast along the Corpus Christi Ship Channel. The West Refinery specializes in processing primarily sour crude oil and resid into premium products such as RBOB. The East Refinery processes heavy, high-sulfur crude oil into conventional gasoline, diesel, jet fuel, asphalt, aromatics, and other light products. The East and West Refineries are substantially integrated allowing for the transfer of various feedstocks and blending components between the two refineries and the sharing of resources. The refineries typically receive and deliver feedstocks and products by tanker and barge via deepwater docking facilities along the Corpus Christi Ship Channel. Three truck racks with a total of 16 bays service local markets for gasoline, diesel, jet fuels, liquefied petroleum gases, and asphalt. Finished products are distributed across the refinery docks into ships or barges, and are transported via third-party pipelines to the Colonial, Explorer, Valley, and other major pipelines.
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
Houston Refinery. Our Houston Refinery is located on the Houston Ship Channel. It processes a mix of crude oils and low-sulfur resid into reformulated gasoline and distillates. The refinery receives its feedstocks via tanker at deepwater docking facilities along the Houston Ship Channel and interconnecting pipelines with the Texas City Refinery. It delivers its products through major refined-product pipelines, including the Colonial, Explorer, Orion, and TEPPCO pipelines.
Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It processes primarily heavy sweet and medium sour crude oils into gasoline, distillates, and aromatics. The refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from domestic sources through third-party pipelines. A 70-mile pipeline with capacity of 120,000 BPD transports crude oil via connections to the Three Rivers Refinery from Corpus Christi. The refinery distributes its refined products primarily through pipelines owned by NuStar Energy L.P.
Aruba Refinery. Our Aruba Refinery is located on the island of Aruba in the Caribbean Sea. The refinery has been idle since July 2009. When in operation, it processes primarily heavy sour crude oil and produces primarily intermediate feedstocks and finished distillate products. Significant amounts of the refinery’s intermediate feedstock production are transported and further processed in our other refineries in the Gulf Coast, West Coast, and Northeast regions. The refinery receives crude oil by ship at its two deepwater marine docks, which can berth ultra-large crude carriers. The refinery’s products are delivered by ship primarily into markets in the United States, the Caribbean, Europe, and South America.

     West Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2009. Total throughput volumes for the West Coast refining region averaged approximately 266,700 BPD for the 12 months ended December 31, 2009.
Combined West Coast Region Charges and Yields

		Percentage

Charges:
	sour crude oil	63%
	acidic sweet crude oil	6%
	sweet crude oil	3%
	other feedstocks	11%
	blendstocks	17%
Yields:
	gasolines and blendstocks	64%
	distillates	22%
	other products (includes vacuum gas oil, No. 6 fuel oil, petroleum coke, asphalt, and other)	14%
Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It processes sour crude oils into premium products, primarily CARBOB gasoline. (CARBOB is a reformulated gasoline mixture that meets the specifications of the California Air Resources Board when blended with ethanol.) The refinery receives crude oil supplies via a deepwater dock that can berth large crude oil carriers and a 20-inch crude oil pipeline connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via the Kinder Morgan pipeline system in California.
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

     Mid-Continent
The following table presents the percentages of principal charges and yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2009. Total throughput volumes for the Mid-Continent refining region averaged 387,500 BPD for the 12 months ended December 31, 2009.
Combined Mid-Continent Region Charges and Yields

		Percentage

Charges:
	sour crude oil	9%
	sweet crude oil	80%
	residual fuel oil	1%
	other feedstocks	1%
	blendstocks	9%
Yields:
	gasolines and blendstocks	54%
	distillates	35%
	petrochemicals	3%
	other products (includes vacuum gas oil, No. 6 fuel oil, asphalt, and other)	8%
Memphis Refinery. Our Memphis Refinery is located in Tennessee along the Mississippi River’s Lake McKellar. It processes primarily light sweet crude oils. Almost all of its production is light products, including regular and premium gasoline, diesel, jet fuels, and petrochemicals. Crude oil is supplied to the refinery via the Capline pipeline and can also be received, along with other feedstocks, via barge. The refinery’s products are distributed via truck racks at our three product terminals, barges, and a pipeline network, including one pipeline directly to the Memphis airport.
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
Ardmore Refinery. Our Ardmore Refinery is located in Ardmore, Oklahoma, approximately 100 miles south of Oklahoma City. It processes medium sour and light sweet crude oils into conventional gasoline, ultra-low-sulfur diesel, liquefied petroleum gas products, and asphalt. Local crude oil is gathered by TEPPCO’s crude oil gathering/trunkline systems and trucking operations, and then transported to the refinery through NuStar Energy L.P.’s crude oil pipeline systems. Foreign, mid-continent, and other domestic crude oils are received via third-party pipelines. Refined products are transported to market via railcars, trucks, and the Magellan pipeline system.

     Northeast
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2009. Total throughput volumes for the Northeast refining region averaged 344,600 BPD for the 12 months ended December 31, 2009. (The information presented excludes the charges and yields of the Delaware City Refinery, which we shut down in the fourth quarter of 2009, as more fully described in Note 2 of Notes to Consolidated Financial Statements.)
Combined Northeast Region Charges and Yields

		Percentage

Charges:
	sour crude oil	29%
	acidic sweet crude oil	8%
	sweet crude oil	51%
	residual fuel oil	1%
	other feedstocks	6%
	blendstocks	5%
Yields:
	gasolines and blendstocks	44%
	distillates	41%
	petrochemicals	1%
	other products (includes vacuum gas oil, No. 6 fuel oil, petroleum coke, asphalt, and other)	14%
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
Paulsboro Refinery. Our Paulsboro Refinery is located in Paulsboro, New Jersey, approximately 15 miles south of Philadelphia on the Delaware River. The refinery processes primarily sour crude oils into a wide slate of products including gasoline, distillates, lube oil basestocks, asphalt, lube extracts, petroleum coke, sulfur, fuel oil, propane, and butane. Feedstocks and refined products are typically transported by tanker and barge via refinery-owned dock facilities along the Delaware River, Buckeye’s product distribution system (into western Pennsylvania and Ohio), a local truck rack owned by NuStar Energy L.P., railcars, and the Colonial pipeline, which allows products to be sold into the New York Harbor market.

     Feedstock Supply
Approximately 55 percent of our current crude oil feedstock requirements are purchased through term contracts while the remaining requirements are generally purchased on the spot market. Our term supply agreements include arrangements to purchase feedstocks at market-related prices directly or indirectly from various foreign national oil companies (including feedstocks originating in the Middle East, Africa, Asia, Mexico, and South America) as well as international and domestic oil companies. The term contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under Valero’s term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to Valero. About 75 percent of our crude oil feedstocks under term supply agreements are imported from foreign sources and about 25 percent are domestic. In the event we become unable to purchase crude oil from any one of these sources, we believe that adequate alternative supplies of crude oil would be available.
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
     Refining Segment Sales
Our refining segment includes sales of refined products in both the wholesale rack and bulk markets. These sales include refined products that are manufactured in our refining operations as well as refined products purchased or received on exchange from third parties. Most of our refineries have access to deepwater transportation facilities and interconnect with common-carrier pipeline systems, allowing us to sell products in most major geographic regions of the United States and eastern Canada. No customer accounted for more than 10 percent of our total operating revenues in 2009.
          Wholesale Marketing
We market branded and unbranded transportation fuels on a wholesale basis in 44 states through an extensive rack marketing network. The principal purchasers of our transportation fuels from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the United States.
The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero-brand family that operate approximately 4,000 branded sites. These sites are independently owned and are supplied by us under multi-year contracts. For wholesale branded sites, we promote our Valero® brand throughout the United States. In addition, we offer the Beacon® brand in California and the Shamrock® brand elsewhere in the United States.
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

ETHANOL
We own ten ethanol plants in the Midwest with a combined ethanol production capacity of about 1.1 billion gallons per year. Our ethanol plants are dry mill facilities1 that process corn to produce ethanol and distillers grains.2 We source our corn supply from local farmers and commercial elevators. Our facilities receive corn by rail and by truck. We publish a corn bid on our website that local farmers and cooperative dealers can use to facilitate corn supply transactions.
After processing, the ethanol is held in storage tanks at our plant sites pending loading to truck and rail car transportation. We sell our ethanol (i) to large customers – primarily refiners and gasoline blenders – under term and spot contracts, and (ii) in bulk markets such as New York, Chicago, Dallas, and the West Coast. We also use our ethanol for our own needs in blending gasoline. We ship our dry distillers grains (DDG) by truck or rail primarily to animal feed customers in the U.S. and Mexico, with some sales into the Far East. We also sell modified distillers grains locally at our plant sites.
The following table presents the locations of our ethanol plants, their approximate ethanol and dry distillers grains production capacities, and their approximate corn processing capacities.

		Ethanol Production	Production of DDG	Corn Processed
State	City	(in gallons per year)	(in tons per year)	(in bushels per year)

Indiana	Linden	110 million	350,000	40 million
Iowa	Albert City	110 million	350,000	40 million
	Charles City	110 million	350,000	40 million
	Fort Dodge	110 million	350,000	40 million
	Hartley	110 million	350,000	40 million
Minnesota	Welcome	110 million	350,000	40 million
Nebraska	Albion	110 million	350,000	40 million
Ohio	Bloomingburg	110 million	350,000	40 million
South Dakota	Aurora	120 million	390,000	43 million
Wisconsin	Jefferson	110 million	350,000	40 million

	Total	1,110 million	3,540,000	403 million

We acquired our Iowa, Minnesota, Nebraska, and South Dakota ethanol plants in the second quarter of 2009. Ethanol production from these seven plants in the fourth quarter of 2009 averaged 2.2 million gallons per day. We acquired our Indiana and Ohio plants in January 2010. The Indiana and Ohio plants were idle when acquired; however, we expect production at these plants to begin by the end of the first quarter of 2010. We acquired our Wisconsin plant in early February 2010. This plant was producing ethanol at the time of our acquisition, and ethanol production has continued under our ownership.
For additional information regarding these acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

[1]
Ethanol is commercially produced using either the wet mill or dry mill process. Wet milling involves separating the grain kernel into its component parts (germ, fiber, protein, and starch) prior to fermentation. Our ethanol plants utilize the dry mill process, in which the entire grain kernel is ground into flour. The starch in the flour is converted to ethanol during the fermentation process, creating carbon dioxide and distillers grains.

[2]
In the fermentation process, nearly all of the starch in the grain is converted into ethanol and carbon dioxide, while the remaining nutrients (proteins, fats, minerals, and vitamins) undergo a concentration to yield modified distillers grains, or, after further drying, dried distillers grains. Distillers grains generally are an economical partial replacement for corn, soybean, and dicalcium phosphate in livestock, swine, and poultry feeds.

RETAIL
Our retail segment operations include the following:
•	sales of transportation fuels at retail stores and unattended self-service cardlocks,

•	sales of convenience store merchandise and services in retail stores, and

•	sales of home heating oil to residential customers.
We are one of the largest independent retailers of refined products in the central and southwest United States and eastern Canada. Our retail operations are segregated geographically into two groups: Retail – U.S. and Retail – Canada.
     Retail – U.S.
Sales in Retail – U.S. represent sales of transportation fuels and convenience store merchandise and services through our company-operated retail sites. For the year ended December 31, 2009, total sales of refined products through Retail – U.S.’s retail sites averaged approximately 118,600 BPD. In addition to transportation fuels, our company-operated convenience stores sell snacks, candy, beer, fast foods, cigarettes, and fountain drinks. Our stores also offer services such as ATM access, car wash facilities, money orders, lottery tickets, and video rentals. On December 31, 2009, we had 991 company-operated sites in Retail – U.S. (of which 79% were owned and 21% were leased). Our company-operated stores are operated primarily under the brand name Corner Store®. Transportation fuels sold in our Retail – U.S. stores are sold primarily under the Valero® brand.
     Retail – Canada
Sales in Retail – Canada include the following:
•	sales of refined products and convenience store merchandise through our company-operated retail sites and cardlocks,

•	sales of refined products through sites owned by independent dealers and jobbers, and

•	sales of home heating oil to residential customers.
Retail – Canada includes retail operations in eastern Canada where we are a major supplier of refined products serving Quebec, Ontario, and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick, and Prince Edward Island. For the year ended December 31, 2009, total retail sales of refined products through Retail – Canada averaged approximately 75,200 BPD. Transportation fuels are sold under the Ultramar® brand through a network of 824 outlets throughout eastern Canada. On December 31, 2009, we owned or leased 396 retail stores in Retail – Canada and distributed gasoline to 428 dealers and independent jobbers. In addition, Retail – Canada operates 83 cardlocks, which are card- or key-activated, self-service, unattended stations that allow commercial, trucking, and governmental fleets to buy transportation fuel 24 hours a day. Retail – Canada operations also include a large home heating oil business that provides home heating oil to approximately 142,000 households in eastern Canada. Our home heating oil business tends to be seasonal to the extent of increased demand for home heating oil during the winter.

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
Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance.
The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasoline and diesel fuels. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned. Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change (e.g., California’s AB-32 “Global Warming Solutions Act,” the U.S. House of Representatives’ “American Clean Energy and Security Act of 2009,” the U.S. Senate Committee on Environment and Public Works’ “Clean Energy Jobs and American Power Act of 2009,” initiatives and rulemaking following the EPA’s 2009 “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”), the level of expenditures required for environmental matters could increase in the future. Future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time.
Some of the proposed federal “cap-and-trade” legislation would require businesses that emit greenhouse gases to buy emission credits from the government, other businesses, or through an auction process. In addition, refiners would be obligated to purchase emission credits associated with the transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. As a result of such a program, we would be required to purchase emission credits for greenhouse gas emissions resulting from our own operations as well as from the fuels we sell. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed by Congress), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

ENVIRONMENTAL MATTERS
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•	Item 1 under the caption “Risk Factors – Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance,”

•	Item 3 “Legal Proceedings” under the caption “Environmental Enforcement Matters,” and

•	Item 8 “Financial Statements and Supplementary Data” in Note 24 of Notes to Consolidated Financial Statements under the caption “Environmental Matters.”
Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2009, our capital expenditures attributable to compliance with environmental regulations were approximately $390 million, and are currently estimated to be approximately $795 million for 2010 and approximately $225 million for 2011. The estimates for 2010 and 2011 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments rather than expenditures relating to environmental regulatory compliance.
PROPERTIES
Our principal properties are described above under the caption “Valero’s Operations,” and that information is incorporated herein by reference. We also own feedstock and refined product storage facilities in various locations. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2009, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 23 of Notes to Consolidated Financial Statements.
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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Positions Held with Valero	Officer Since

William R. Klesse	63	Chief Executive Officer, President, and Chairman of the Board	2001
Kimberly S. Bowers	45	Executive Vice President and General Counsel	2003
Michael S. Ciskowski	52	Executive Vice President and Chief Financial Officer	1998
S. Eugene Edwards	53	Executive Vice President–Corporate Development and Strategic Planning	1998
Joseph W. Gorder	52	Executive Vice President–Marketing and Supply	2003
Richard J. Marcogliese	57	Executive Vice President and Chief Operating Officer	2001

* on January 31, 2010
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
Ms. Bowers was elected Executive Vice President and General Counsel in October 2008. She previously served as Senior Vice President and General Counsel of the Company since April 2006. Before that, she was Valero’s Vice President – Legal Services from 2003 to 2006. Ms. Bowers joined Valero’s legal department in 1997.
Mr. Ciskowski was elected Executive Vice President and Chief Financial Officer in August 2003. Before that, he served as Executive Vice President – Corporate Development since April 2003, and Senior Vice President in charge of business and corporate development since 2001.
Mr. Edwards was elected Executive Vice President – Corporate Development and Strategic Planning in December 2005. He previously served as Senior Vice President since December 2001 with responsibilities for product supply, trading, and wholesale marketing. He has held several positions in the company with responsibility for planning and economics, business development, risk management, and marketing.
Mr. Gorder was elected Executive Vice President – Marketing and Supply in December 2005. He previously served as Senior Vice President – Corporate Development since August 2003. Prior to that he held several positions with Valero and UDS with responsibilities for corporate development and marketing.
Mr. Marcogliese was elected Executive Vice President and Chief Operating Officer in October 2007. He previously held the title Executive Vice President – Operations since December 2005. Prior to that he served as Senior Vice President overseeing refining operations since July 2001.
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
United States Environmental Protection Agency (EPA) (Paulsboro Refinery). In September 2009, the EPA issued a proposed penalty of $211,000 in connection with an alleged unit leak of chlorinated fluorocarbons at our Paulsboro Refinery. The EPA recently agreed to reduce the proposed penalty to an amount less than $100,000.
Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We have 78 violation notices (VNs) issued by the BAAQMD from 2007 to 2009 for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. No penalties have been specified in these VNs. We are pursuing settlement of all VNs.
Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery). Our Delaware City Refinery is subject to 20 outstanding notices of violation (NOVs) issued by the DDNREC. Sixteen of the NOVs allege unauthorized air emission events at the refinery. Three NOVs allege solid waste violations. One NOV alleges violation of a wastewater permit. We are pursuing settlement of these NOVs.
DDNREC (Delaware City Refinery). Our Delaware City Refinery received a stipulated penalty demand from the DDNREC in August 2009 for $200,000, and another in October 2009 for $100,000, for our alleged failure to complete construction of a coke storage and handling system on a timely basis. We have filed dispute resolutions at the DDNREC in connection with each of these stipulated penalty demands, and we are negotiating with the DDNREC to resolve these matters. The refinery received a stipulated penalty demand in October 2009 for $250,000 for our alleged failure to timely complete construction on certain FCCU NOx controls. This penalty was paid in the fourth quarter of 2009. In January 2010, the DDNREC demanded a quarterly stipulated penalty of $250,000 for alleged excess NOx emissions during the three months from August to October of 2009 and an additional stipulated penalty demand of $250,000 for alleged excess NOx emissions from November 2009 to January 2010. Settlement discussions with the DDNREC continue on these matters.

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
NJDEP (Paulsboro Refinery). In the first quarter of 2009, the NJDEP issued two Notices to our Paulsboro Refinery. The first alleges excess air emissions at the refinery for the third quarter of 2008, and assesses a penalty of $338,800. The other assesses a penalty of $278,800 relating to alleged Title V permit deviations. We are pursuing settlement of these Notices.
NJDEP (Paulsboro Refinery). In March 2009 and August 2009, the NJDEP issued Notices to our Paulsboro Refinery. The first Notice relates to an FCC stack test conducted in 2007. The second Notice relates to an FCC stack test conducted in February 2009. The Notices assess penalties of $40,000 and $285,000, respectively, and direct the refinery to either perform a new stack test or submit an application to modify the permit limits. We have commenced discussions with the NJDEP to resolve this matter, and we continue to work with the NJDEP on additional stack testing. Appeals and requests for a stay on both Notices have been filed. The stay on the first Notice has been granted, and the request for stay on the second Notice has yet to be ruled on.
People of the State of Illinois, ex rel. v. The Premcor Refining Group Inc., et al., Third Judicial Circuit Court, Madison County (Case No. 03-CH-00459, filed May 29, 2003) (Hartford Refinery and terminal). The Illinois Environmental Protection Agency has issued several NOVs alleging violations of air and waste regulations at Premcor’s Hartford, Illinois terminal and closed refinery. We are negotiating the terms of a consent order for corrective action.
South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). We have 29 outstanding NOVs issued by the SCAQMD from 2008 to 2009 for various alleged air regulation and air permit violations at our Wilmington Refinery and asphalt plant. No penalties have been specified in these NOVs. We are pursuing settlement of all NOVs.
State of Ohio, Office of the Attorney General, Environmental Enforcement (The Premcor Refining Group Inc. former Clark Retail Enterprises, Inc. retail sites). In June 2008, the Attorney General’s office of the State of Ohio issued a penalty demand of $11,133,000 to our wholly owned subsidiary, The Premcor Refining Group Inc., for alleged environmental violations arising from a predecessor’s operation or ownership of underground storage tanks at several sites. We are in settlement discussions with the Ohio Attorney General to resolve this matter. Negotiations continue to finalize a consent order.
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
TCEQ (Corpus Christi West Refinery). We are also negotiating with the TCEQ regarding a collection of enforcement actions pertaining to our Corpus Christi West Refinery having a potential total penalty of $337,809. These actions collectively allege excess air emissions, reporting errors, unauthorized tank emissions, and waste violations. Settlement discussions continue for these matters.

TCEQ (McKee Refinery). In August 2009, our McKee Refinery received an agreed order from the TCEQ with a proposed administrative penalty of $469,251 for a number of self-reported Title V permit deviations that occurred in 2008 and several emission events that occurred in 2009. We have commenced discussions with the TCEQ to resolve this matter.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange under the symbol “VLO.”
As of January 29, 2010, there were 6,728 holders of record of our common stock.
The following table shows the high and low sales prices of and dividends declared on our common stock for each quarter of 2009 and 2008.

	Sales Prices of the		Dividends
	Common Stock		Per
Quarter Ended	High	Low	Common Share

2009:
December 31	$20.67	$15.89	$0.15
September 30	20.50	15.57	0.15
June 30	23.30	16.03	0.15
March 31	25.85	16.24	0.15

2008:
December 31	$30.36	$13.94	$0.15
September 30	40.74	28.20	0.15
June 30	55.00	39.20	0.15
March 31	71.12	44.94	0.12
On January 26, 2010, our board of directors declared a quarterly cash dividend of $0.05 per common share payable March 17, 2010 to holders of record at the close of business on February 17, 2010.
Dividends are considered quarterly by the board of directors and may be paid only when approved by the board.

The following table discloses purchases of shares of Valero’s common stock made by us or on our behalf during the fourth quarter of 2009.

Period	Total	Average	Total Number of	Total Number of	Approximate Dollar
	Number of	Price	Shares Not	Shares Purchased	Value of Shares that
	Shares	Paid per	Purchased as Part	as Part of	May Yet Be Purchased
	Purchased	Share	of Publicly	Publicly	Under the Plans or
			Announced Plans	Announced Plans	Programs (2)
			or Programs (1)	or Programs
October 2009	147,075	$20.12	147,075	–	$ 3.46 billion
November 2009	8,147	$19.45	8,147	–	$ 3.46 billion
December 2009	3,723	$16.67	3,723	–	$ 3.46 billion
Total	158,945	$20.00	158,945	–	$ 3.46 billion

(1)
The shares reported in this column represent purchases settled in the fourth quarter of 2009 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

(2)
On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, as authorized by our board of directors on April 25, 2007. The $6 billion common stock purchase program has no expiration date. On February 28, 2008, we announced that our board of directors approved a $3 billion common stock purchase program, which is in addition to the $6 billion program. This $3 billion program has no expiration date. Our stock purchase programs are more fully described in Note 14 of Notes to Consolidated Financial Statements, and we hereby incorporate by reference into this Item our disclosures made in Note 14.

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
The following line graph compares the cumulative total return* on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (selected by us) for the five-year period commencing December 31, 2004 and ending December 31, 2009. Our Peer Group consists of the following 13 companies that are engaged in domestic refining operations: Alon USA Energy, Inc., Chevron Corporation, ConocoPhillips, CVR Energy, Inc., Exxon Mobil Corporation, Frontier Oil Corporation, Hess Corporation, Holly Corporation, Marathon Oil Corporation, Murphy Oil Corporation, Sunoco, Inc., Tesoro Corporation, and Western Refining, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Valero Energy Corporation, The S&P 500 Index
And A Peer Group

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009

Valero Common Stock	$100	$228.46	$227.72	$314.03	$98.77	$78.79
S&P 500	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	118.39	159.53	204.20	157.45	150.50

*
Assumes that an investment in Valero common stock and each index was $100 on December 31, 2004. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 31, 2004 through December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the five-year period ended December 31, 2009 was derived from our audited consolidated financial statements. The following table should be read together with the historical consolidated financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data,” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following summaries are in millions of dollars except for per share amounts:

	Year Ended December 31,
	2009 (a) (b)	2008 (a)	2007 (a) (c)	2006 (a) (c)	2005 (a) (c) (d)
Operating revenues (e)	$68,144	$113,136	$89,987	$82,556	$78,856

Operating income (loss)	(58)	761	6,630	7,347	5,207

Income (loss) from continuing operations	(352)	(1,012)	4,377	5,029	3,429

Earnings (loss) per common share from continuing operations - assuming dilution (f)	(0.65)	(1.93)	7.40	7.95	5.83

Dividends per common share	0.60	0.57	0.48	0.30	0.19

Property, plant and equipment, net	23,012	21,421	19,920	18,389	16,090

Goodwill	–	–	3,965	4,039	4,777

Total assets	35,629	34,417	42,722	37,753	32,798

Debt and capital lease obligations (less current portion)	7,163	6,264	6,470	4,619	5,156

Stockholders’ equity	14,725	15,620	18,507	18,605	15,050

(a)
The information presented in this table for all years excludes the results of operations related to the Delaware City Refinery, which have been reclassified as discontinued operations due to the shutdown of that facility on November 20, 2009. In addition, the assets related to the Delaware City Refinery have been reclassified as assets related to discontinued operations for all years presented herein, and as a result, the property, plant and equipment and goodwill amounts reflected herein have changed from the amounts presented in our annual report on Form 10-K for the year ended December 31, 2008.

(b)
The information presented for 2009 includes the operations related to certain ethanol plants acquired from VeraSun Energy Corporation (VeraSun, with the acquisition referred to as the VeraSun Acquisition) during 2009. On April 1, 2009, we closed on the acquisition of ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota; and through subsequent closings on April 9, 2009 and May 8, 2009, we acquired ethanol plants in Albert City, Iowa and Albion, Nebraska.

(c)
Effective July 1, 2007, we sold our Lima Refinery to Husky Refining Company. The results of operations of the Lima Refinery are reported as discontinued operations in the consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 and therefore are not included in the statement of income information presented in this table, and the property, plant and equipment and goodwill amounts as of December 31, 2006 and 2005 do not include amounts applicable to the Lima Refinery.

(d)	Includes the operations related to the acquisition of Premcor Inc. beginning September 1, 2005.

(e)	Operating revenues reported for 2005 include approximately $7.8 billion related to crude oil buy/sell arrangements.

(f)
For the years ended December 31, 2009 and 2008, the loss per common share amounts were calculated using basic weighted average shares outstanding as the effect of including common stock equivalents would have been anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with Items 1, 1A and 2, “Business, Risk Factors and Properties,” and Item 8, “Financial Statements and Supplementary Data,” included in this report. In the discussions that follow, per-share amounts include the effect of common equivalent shares for periods reflecting income from continuing operations and exclude the effect of common equivalent shares for periods reflecting a loss from continuing operations.
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
These forward-looking statements include, among other things, statements regarding:
•	future refining margins, including gasoline and distillate margins;

•	future retail margins, including gasoline, diesel, home heating oil, and convenience store merchandise margins;

•	future ethanol margins and the effect of the acquisition of certain ethanol plants on our results of operations;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined product inventories;

•
our anticipated level of capital investments, including deferred refinery turnaround and catalyst costs and capital expenditures for environmental and other purposes, and the effect of those capital investments on our results of operations;

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the United States, Canada, and elsewhere;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining industry fundamentals.
We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:
•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East and South America;

•	domestic and foreign demand for, and supplies of, refined products such as gasoline, diesel fuel, jet fuel, home heating oil, and petrochemicals;

•	domestic and foreign demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	environmental, tax, and other regulations at the municipal, state, and federal levels and in foreign countries;

•	the level of foreign imports of refined products;

•	accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines, or equipment, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•
delay of, cancellation of, or failure to implement planned capital projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;

•	ethanol margins may be lower than expected;

•	earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil and other feedstocks, and refined products;

•	rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	legislative or regulatory action, including the introduction or enactment of federal, state, municipal, or foreign legislation or rulemakings, which may adversely affect our business or operations;

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in Items 1, 1A and 2, “Business, Risk Factors and Properties” in this report.
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

OVERVIEW
In this overview, we describe some of the primary factors that we believe affected our results of operations during the year ended December 31, 2009. We reported a loss from continuing operations of $352 million, or $0.65 per share, for the year ended December 31, 2009 compared to a loss from continuing operations of $1.0 billion, or $1.93 per share, for the year ended December 31, 2008. The results of continuing operations for 2009 were unfavorably impacted by asset impairment losses of $230 million ($150 million after tax), which are discussed further below, as well as a $140 million loss contingency accrual (including interest) related to our dispute of a turnover tax on export sales and other tax matters involving the Government of Aruba. The 2008 results included a before-tax and after-tax loss of $4.0 billion resulting from the impairment of goodwill, which is further discussed in Note 3 of Notes to Consolidated Financial Statements. In addition, 2008 results included $86 million of pre-tax asset impairment losses ($56 million after tax) and a $305 million pre-tax gain ($170 million after tax) on the sale of our Krotz Springs Refinery.
In November 2009, we announced the permanent shutdown of our Delaware City Refinery due to financial losses caused by poor economic conditions, significant capital spending requirements, and high operating costs. As a result of the shutdown, we recorded a pre-tax loss of $1.9 billion, which is discussed in Note 2 of Notes to Consolidated Financial Statements. The results of operations of the Delaware City Refinery, which include this loss and other asset impairment losses, are reflected as discontinued operations in the consolidated statements of income for all periods presented.
Due to the impact of the continuing economic slowdown on refining industry fundamentals during 2009, we continued to assess our refining segment assets for potential impairment. This evaluation included an assessment of our operating assets as well as an evaluation of our capital projects classified as “construction in progress.” As a result of this analysis, certain capital projects were permanently cancelled, resulting in pre-tax write-offs of $230 million of project costs relating to continuing operations for the year ended December 31, 2009. Additionally during 2009, we wrote off pre-tax project costs of $178 million related to our Delaware City Refinery, which are reported in discontinued operations as discussed above.
Also due to these poor industry conditions, in June 2009, we announced our plan to shut down the Aruba Refinery temporarily as narrow heavy sour crude oil differentials made the refinery uneconomical to operate. The Aruba Refinery was shut down in July 2009 and is expected to continue to be shut down until market conditions improve.
Our profitability from our operations is substantially determined by the spread between the price of refined products and the price of crude oil, referred to as the “refined product margin.” The economic slowdown that existed throughout 2009 caused a continuing weakness in demand for refined products, which put pressure on refined product margins during 2009. This reduced demand, combined with increased inventory levels, caused a significant decline in diesel and jet fuel margins during 2009 compared to 2008. However, gasoline margins improved in 2009 compared to 2008. In addition, lower costs of crude oil and other feedstocks significantly improved margins on certain secondary products, such as asphalt, fuel oils, and petroleum coke, during 2009 compared to 2008.
Because more than 60% of our total crude oil throughput generally consists of sour crude oil and acidic sweet crude oil feedstocks that historically have been purchased at prices less than sweet crude oil, our profitability is also significantly affected by the spread between sweet crude oil and sour crude oil prices, referred to as the “sour crude oil differential.” Sour crude oil differentials for the year ended December 31, 2009 were substantially lower than the 2008 differentials. We believe that this decline in sour crude oil differentials was partially caused by a reduction in sour crude oil production by OPEC and other producers, which reduced the supply of sour crude oil and increased the price of sour crude oils relative to sweet crude oils. In addition, high prices of residual fuel oil relative to sweet crude oil prices caused a significant reduction in discounts realized on residual fuel oil that we processed during 2009. These higher residual fuel oil prices also contributed to the decrease in sour crude oil differentials because sour crude oil competes with residual fuel oil as a refinery feedstock.
In March 2009, we issued $750 million of 10-year notes and $250 million of 30-year notes. Proceeds from these notes were used to make $209 million of scheduled debt payments in April 2009, fund our acquisition of certain ethanol plants from VeraSun, and maintain our capital investment program.
In April and May of 2009, we acquired seven ethanol plants and a site under development from VeraSun for $477 million, plus $79 million primarily for inventory and certain other working capital. The new ethanol business reported $165 million of operating income for the year ended December 31, 2009.
In June 2009, we sold in a public offering 46 million shares of our common stock at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.

RESULTS OF OPERATIONS
2009 Compared to 2008
Financial Highlights
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2009 (a) (b)	2008 (b) (c)	Change

Operating revenues	$68,144	$113,136	$(44,992)

Costs and expenses:
Cost of sales	61,959	101,830	(39,871)
Operating expenses	3,311	4,046	(735)
Retail selling expenses	702	768	(66)
General and administrative expenses	572	559	13
Depreciation and amortization expense:
Refining	1,261	1,214	47
Retail	101	105	(4)
Ethanol	18	–	18
Corporate	48	44	4
Asset impairment loss (d)	230	86	144
Gain on sale of Krotz Springs Refinery (c)	–	(305)	305
Goodwill impairment loss (e)	–	4,028	(4,028)

Total costs and expenses	68,202	112,375	(44,173)

Operating income (loss)	(58)	761	(819)
Other income, net	17	113	(96)
Interest and debt expense:
Incurred	(520)	(451)	(69)
Capitalized	112	104	8

Income (loss) from continuing operations before income tax expense (benefit)	(449)	527	(976)
Income tax expense (benefit)	(97)	1,539	(1,636)

Loss from continuing operations	(352)	(1,012)	660
Loss from discontinued operations, net of income taxes (b)	(1,630)	(119)	(1,511)

Net loss	$(1,982)	$(1,131)	$(851)

Loss per common share – assuming dilution:
Continuing operations	$(0.65)	$(1.93)	$1.28
Discontinued operations	(3.02)	(0.23)	(2.79)

Total	$(3.67)	$(2.16)	$(1.51)

See the footnote references on pages 34 and 35.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2009	2008	Change

Refining (b) (c):
Operating income (d) (e) (i)	$105	$995	$(890)
Throughput margin per barrel (e) (f) (i)	$5.85	$11.10	$(5.25)
Operating costs per barrel (d):
Refining operating expenses	$3.79	$4.46	$(0.67)
Depreciation and amortization	1.52	1.34	0.18

Total operating costs per barrel	$5.31	$5.80	$(0.49)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	458	588	(130)
Medium/light sour crude	516	586	(70)
Acidic sweet crude	65	79	(14)
Sweet crude	632	604	28
Residuals	171	197	(26)
Other feedstocks	153	140	13

Total feedstocks	1,995	2,194	(199)
Blendstocks and other	277	283	(6)

Total throughput volumes	2,272	2,477	(205)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,101	1,102	(1)
Distillates	748	871	(123)
Petrochemicals	68	70	(2)
Other products (g)	364	436	(72)

Total yields	2,281	2,479	(198)

Retail – U.S.:
Operating income	$170	$260	$(90)
Company-operated fuel sites (average)	999	973	26
Fuel volumes (gallons per day per site)	4,983	5,000	(17)
Fuel margin per gallon	$0.154	$0.229	$(0.075)
Merchandise sales	$1,171	$1,097	$74
Merchandise margin (percentage of sales)	28.9%	29.9%	(1.0%)
Margin on miscellaneous sales	$87	$99	$(12)
Retail selling expenses	$464	$505	$(41)
Depreciation and amortization expense	$70	$70	$–

Retail – Canada:
Operating income	$123	$109	$14
Fuel volumes (thousand gallons per day)	3,159	3,193	(34)
Fuel margin per gallon	$0.260	$0.268	$(0.008)
Merchandise sales	$201	$200	$1
Merchandise margin (percentage of sales)	29.0%	28.5%	0.5%
Margin on miscellaneous sales	$33	$36	$(3)
Retail selling expenses	$238	$263	$(25)
Depreciation and amortization expense	$31	$35	$(4)

See the footnote references on pages 34 and 35.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2009	2008	Change

Ethanol (a):
Operating income	$165	N/A	$165
Ethanol production (thousand gallons per day)	1,479	N/A	1,479
Gross margin per gallon of ethanol production	$0.65	N/A	$0.65
Operating costs per gallon of ethanol production:
Ethanol operating expenses	$0.31	N/A	$0.31
Depreciation and amortization	0.03	N/A	0.03

Total operating costs per gallon of ethanol production	$0.34	N/A	$0.34

See the footnote references on pages 34 and 35.

Refining Operating Highlights by Region (h)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2009	2008	Change

Gulf Coast (c):
Operating income (loss)	$(56)	$3,267	$(3,323)
Throughput volumes (thousand barrels per day)	1,274	1,404	(130)
Throughput margin per barrel (f) (i)	$5.13	$11.57	$(6.44)
Operating costs per barrel (d):
Refining operating expenses	$3.71	$4.50	$(0.79)
Depreciation and amortization	1.54	1.30	0.24

Total operating costs per barrel	$5.25	$5.80	$(0.55)

Mid-Continent:
Operating income	$189	$580	$(391)
Throughput volumes (thousand barrels per day)	387	423	(36)
Throughput margin per barrel (f)	$6.52	$9.27	$(2.75)
Operating costs per barrel (d):
Refining operating expenses	$3.66	$4.24	$(0.58)
Depreciation and amortization	1.53	1.29	0.24

Total operating costs per barrel	$5.19	$5.53	$(0.34)

Northeast (b):
Operating income	$63	$887	$(824)
Throughput volumes (thousand barrels per day)	344	374	(30)
Throughput margin per barrel (f)	$5.18	$11.60	$(6.42)
Operating costs per barrel (d):
Refining operating expenses	$3.40	$3.91	$(0.51)
Depreciation and amortization	1.28	1.21	0.07

Total operating costs per barrel	$4.68	$5.12	$(0.44)

West Coast:
Operating income	$252	$375	$(123)
Throughput volumes (thousand barrels per day)	267	276	(9)
Throughput margin per barrel (f)	$9.16	$10.84	$(1.68)
Operating costs per barrel (d):
Refining operating expenses	$4.83	$5.36	$(0.53)
Depreciation and amortization	1.74	1.77	(0.03)

Total operating costs per barrel	$6.57	$7.13	$(0.56)

Operating income for regions above	$448	$5,109	$(4,661)
Asset impairment loss applicable to refining (d)	(229)	(86)	(143)
Loss contingency accrual related to Aruban tax matter (i)	(114)	–	(114)
Goodwill impairment loss (e)	–	(4,028)	4,028

Total refining operating income	$105	$995	$(890)

See the footnote references on pages 34 and 35.

Average Market Reference Prices and Differentials (j)
(dollars per barrel, except as noted)

	Year Ended December 31,
	2009	2008	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$61.69	$99.56	$(37.87)
WTI less sour crude oil at U.S. Gulf Coast (k)	1.69	5.20	(3.51)
WTI less Mars crude oil	1.36	6.13	(4.77)
WTI less Maya crude oil	5.19	15.71	(10.52)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	7.61	4.85	2.76
No. 2 fuel oil less WTI	6.22	18.35	(12.13)
Ultra-low-sulfur diesel less WTI	8.02	22.96	(14.94)
Propylene less WTI	(1.31)	(3.69)	2.38
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.01	4.46	3.55
Low-sulfur diesel less WTI	8.26	24.12	(15.86)
U.S. Northeast:
Conventional 87 gasoline less WTI	7.99	3.22	4.77
No. 2 fuel oil less WTI	7.37	20.23	(12.86)
Lube oils less WTI	37.30	68.79	(31.49)
U.S. West Coast:
CARBOB 87 gasoline less WTI	15.75	9.93	5.82
CARB diesel less WTI	9.86	22.59	(12.73)
New York Harbor corn crush (dollars per gallon)	0.47	0.42	0.05

The following notes relate to references on pages 30 through 34.

(a)
The information presented for 2009 includes the operations related to certain ethanol plants acquired from VeraSun during 2009. On April 1, 2009, we closed on the acquisition of ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota; and through subsequent closings on April 9, 2009 and May 8, 2009, we acquired ethanol plants in Albert City, Iowa and Albion, Nebraska. The ethanol production volumes reflected for the year ended December 31, 2009 are based on 365 calendar days rather than the actual daily production, which varied by facility.

(b)
Due to the permanent shutdown of our Delaware City Refinery during the fourth quarter of 2009, the results of operations of the Delaware City Refinery, as well as costs associated with the shutdown, are reported as discontinued operations for 2009 and 2008, and all refining operating highlights, both consolidated and for the Northeast Region, exclude the Delaware City Refinery for both years.

(c)
Effective July 1, 2008, we sold our Krotz Springs Refinery to Alon Refining Krotz Springs, Inc. (Alon). The nature and significance of our post-closing participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations, and all refining operating highlights, both consolidated and for the Gulf Coast region, include the Krotz Springs Refinery for the year ended December 31, 2008. The pre-tax gain of $305 million on the sale of the Krotz Springs Refinery is included in the Gulf Coast operating income for the year ended December 31, 2008 but is excluded from the per-barrel operating highlights.

(d)
The asset impairment loss for 2009 relates primarily to the permanent cancellation of certain capital projects classified as “construction in progress” as a result of the unfavorable impact of the continuing economic slowdown on refining industry fundamentals. Losses resulting from the permanent cancellation of certain capital projects in 2008 have been reclassified from operating expenses and presented separately for comparability with the 2009 presentation. The asset impairment loss amounts are included in the refining segment operating income but are excluded from the regional operating income amounts and the consolidated and regional operating costs per barrel, resulting in an adjustment to the operating costs per barrel previously reported in 2008.

(e)
Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in all four of our refining segment reporting units was impaired, which resulted in a pre-tax and after-tax goodwill impairment loss of $4.0 billion related to continuing operations. This goodwill impairment loss is included in the refining segment operating income but is excluded from the consolidated and regional throughput margins per barrel and the regional operating income amounts presented for the year ended December 31, 2008 in order to make that information comparable between periods.

(f)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(g)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(h)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for periods prior to its sale effective July 1, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

(i)
A loss contingency accrual of $140 million, including interest, was recorded in the third quarter of 2009 related to our dispute with the Government of Aruba regarding a turnover tax on export sales as well as other tax matters. The portion of the loss contingency accrual that relates to the turnover tax of $114 million was recorded in cost of sales for the year ended December 31, 2009, and therefore is included in refining operating income (loss) but has been excluded in determining throughput margin per barrel.

(j)
The average market reference prices and differentials, with the exception of the propylene and lube oil differentials and the corn crush, are based on posted prices from Platts Oilgram. The propylene differential is based on posted propylene prices in Chemical Market Associates, Inc. and the lube oil differential is based on Exxon Mobil Corporation postings provided by Independent Commodity Information Services – London Oil Reports. The corn crush represents the posted New York Harbor ethanol price from Oil Price Information Services less the posted corn price from the Chicago Board of Trade and assumes a yield of 2.75 gallons of ethanol per bushel of corn. The average market reference prices and differentials are presented to provide users of the consolidated financial statements with economic indicators that significantly affect our operations and profitability.

(k)	The market reference differential for sour crude oil is based on 50% Arab Medium and 50% Arab Light posted prices.
General
Operating revenues decreased 40% for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of lower average refined product prices between the two periods. Operating income declined $819 million for the year ended December 31, 2009 compared to the amount for the year ended December 31, 2008 primarily due to an $890 million decrease in refining segment operating income discussed below. Despite the decline in operating income, our income from continuing operations increased from 2008 to 2009 due to a $1.6 billion reduction in income tax expense, largely attributable to the nondeductibility of almost all of the goodwill impairment loss that is included in the 2008 operating income, as discussed further below.
Refining
Operating income for our refining segment decreased from $995 million for the year ended December 31, 2008 to $105 million for the year ended December 31, 2009. The decrease in operating income was attributable primarily to a $305 million gain on the sale of the Krotz Springs Refinery in the third quarter of 2008 (as further discussed in Note 2 of Notes to Consolidated Financial Statements), a $143 million increase in asset impairment losses (as further discussed in Note 3 of Notes to Consolidated Financial Statements), a $114 million loss contingency accrual in 2009 related to our dispute of a turnover tax on export sales in Aruba (as further discussed in Note 23 of Notes to Consolidated Financial Statements), a 47% decrease in throughput margin per barrel, and an 8% decline in throughput volumes. These decreases were partially offset by a $4.0 billion goodwill impairment loss recorded in the fourth quarter of 2008 (as further discussed in Note 3 of Notes to Consolidated Financial Statements) and a 16% decrease in refining operating expenses (including depreciation and amortization expense).
Total refining throughput margins for 2009 compared to 2008 were impacted by the following factors:
•
Distillate margins in 2009 decreased significantly in all of our refining regions from the margins in 2008. The decrease in distillate margins was primarily due to increased inventory levels and reduced demand attributable to the global slowdown in economic activity.

•
Sour crude oil and residual fuel oil feedstock differentials to WTI crude oil during 2009 declined significantly compared to the differentials in 2008. The unfavorable sour crude oil differentials were attributable mainly to reduced production of sour crude oil by OPEC and other producers as well as high relative prices for residual fuel oil with which sour crude oil competes as a refinery feedstock.

•	Gasoline margins increased in all of our refining regions in 2009 compared to 2008 primarily due to a better balance of supply and demand.

•
Margins on various secondary refined products such as asphalt, fuel oils, and petroleum coke improved significantly from 2008 to 2009 as prices for these products did not decrease in proportion to the large decrease in the costs of the feedstocks used to produce them. The price of WTI crude oil declined by approximately $38 per barrel, or 38%, from the year ended December 31, 2008 to the year ended December 31, 2009.

•
Throughput margin for 2008 included approximately $100 million related to the McKee Refinery business interruption insurance settlement discussed in Note 23 of Notes to Consolidated Financial Statements.

•
Throughput volumes decreased 205,000 barrels per day during 2009 compared to 2008 primarily due to (i) the temporary shutdown of our Aruba Refinery commencing in July 2009, (ii) the sale of our Krotz Springs Refinery in July 2008, (iii) unplanned downtime at our St. Charles Refinery, (iv) planned downtime for maintenance at our Corpus Christi West, Texas City, Paulsboro, and Three Rivers Refineries, and (v) economic decisions to reduce throughput at certain of our refineries as a result of unfavorable market conditions.

Refining operating expenses, excluding depreciation and amortization expense, were 22% lower for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a decrease in energy costs, lower maintenance expenses, a reduction in sales and use taxes, and $43 million of operating expenses related to the Krotz Springs Refinery prior to its sale effective July 1, 2008. Refining depreciation and amortization expense increased 4% from the year ended December 31, 2008 to the year ended December 31, 2009 primarily due to the completion of new capital projects and increased turnaround and catalyst amortization.
Retail
Retail operating income was $293 million for the year ended December 31, 2009 compared to $369 million for the year ended December 31, 2008. This 21% decrease was primarily due to decreased retail fuel margins, partially offset by lower selling expenses, in our U.S. retail operations.
Ethanol
Ethanol operating income was $165 million for the year ended December 31, 2009, which represents the operations of the seven ethanol plants acquired in the VeraSun Acquisition subsequent to their acquisition in the second quarter of 2009, as described in Note 2 of Notes to Consolidated Financial Statements.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, increased $17 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 mainly due to increases in litigation costs, severance expenses, and acquisition costs, partially offset by reductions in environmental costs and professional fees.

Other income for the year ended December 31, 2009 decreased from the year ended December 31, 2008 primarily due to a $128 million unfavorable change in fair value adjustments related to the Alon earn-out agreement and associated derivative instruments (as discussed in Notes 2, 17, and 18 of Notes to Consolidated Financial Statements), reduced interest income resulting from lower cash balances and interest rates, and the nonrecurrence of a $14 million gain recognized in 2008 on the redemption of our 9.5% senior notes as discussed in Note 12 of Notes to Consolidated Financial Statements. These decreases were partially offset by a $55 million increase in the fair value of certain nonqualified benefit plan assets and $27 million of income in 2009 resulting from the reversal of an accrual for potential payments related to the UDS Acquisition due to the expiration of the statute of limitations.
Interest and debt expense increased mainly due to interest incurred on $1 billion of debt issued in March 2009.
Income tax expense decreased $1.6 billion from $1.5 billion of expense in 2008 to a $97 million benefit in 2009 mainly as a result of lower operating income in 2009 and the nondeductibility of almost all of the $4.0 billion goodwill impairment loss included in the 2008 results of operations, as discussed above. Excluding the effect of the goodwill impairment loss on the effective tax rate for 2008, our 2009 effective tax rate was lower than 2008 primarily due to a higher percentage of the pre-tax loss being attributable to the Aruba Refinery in 2009, the profits or losses of which are not taxed through December 31, 2010.
“Loss from discontinued operations, net of income taxes” increased $1.5 billion from the year ended December 31, 2008 to the year ended December 31, 2009 primarily due to the after-tax effect of the following changes in the results of operations related to the Delaware City Refinery: (i) a $1.9 billion loss related to the permanent shutdown of the Delaware City Refinery in the fourth quarter of 2009, (ii) a $360 million increase in asset impairment losses, and (iii) a $260 million increase in operating losses. The shutdown of the Delaware City Refinery is discussed in Note 2 of Notes to Consolidated Financial Statements.

2008 Compared to 2007
Financial Highlights
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2008 (a) (b)	2007 (a) (b) (c)	Change

Operating revenues	$113,136	$89,987	$23,149

Costs and expenses:
Cost of sales	101,830	77,059	24,771
Operating expenses	4,046	3,666	380
Retail selling expenses	768	750	18
General and administrative expenses	559	638	(79)
Depreciation and amortization expense:
Refining	1,214	1,106	108
Retail	105	90	15
Corporate	44	48	(4)
Asset impairment loss (d)	86	–	86
Gain on sale of Krotz Springs Refinery (b)	(305)	–	(305)
Goodwill impairment loss (e)	4,028	–	4,028

Total costs and expenses	112,375	83,357	29,018

Operating income	761	6,630	(5,869)
Other income, net	113	167	(54)
Interest and debt expense:
Incurred	(451)	(466)	15
Capitalized	104	105	(1)

Income from continuing operations before income tax expense	527	6,436	(5,909)
Income tax expense	1,539	2,059	(520)

Income (loss) from continuing operations	(1,012)	4,377	(5,389)
Income (loss) from discontinued operations, net of income taxes (a) (c)	(119)	857	(976)

Net income (loss)	$(1,131)	$5,234	$(6,365)

Earnings (loss) per common share – assuming dilution:
Continuing operations	$(1.93)	$7.40	$(9.33)
Discontinued operations	(0.23)	1.48	(1.71)

Total	$(2.16)	$8.88	$(11.04)

See the footnote references on pages 41 and 42.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Year Ended December 31,
	2008	2007	Change

Refining (a) (b) (c):
Operating income (d) (e)	$995	$7,067	$(6,072)
Throughput margin per barrel (e) (f)	$11.10	$12.44	$(1.34)
Operating costs per barrel (d):
Refining operating expenses	$4.46	$3.85	$0.61
Depreciation and amortization	1.34	1.17	0.17

Total operating costs per barrel	$5.80	$5.02	$0.78

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	588	627	(39)
Medium/light sour crude	586	525	61
Acidic sweet crude	79	79	–
Sweet crude	604	719	(115)
Residuals	197	211	(14)
Other feedstocks	140	170	(30)

Total feedstocks	2,194	2,331	(137)
Blendstocks and other	283	276	7

Total throughput volumes	2,477	2,607	(130)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,102	1,191	(89)
Distillates	871	859	12
Petrochemicals	70	80	(10)
Other products (g)	436	482	(46)

Total yields	2,479	2,612	(133)

Retail – U.S.:
Operating income	$260	$154	$106
Company-operated fuel sites (average)	973	957	16
Fuel volumes (gallons per day per site)	5,000	4,979	21
Fuel margin per gallon	$0.229	$0.174	$0.055
Merchandise sales	$1,097	$1,024	$73
Merchandise margin (percentage of sales)	29.9%	29.7%	0.2%
Margin on miscellaneous sales	$99	$101	$(2)
Retail selling expenses	$505	$494	$11
Depreciation and amortization expense	$70	$59	$11

Retail – Canada:
Operating income	$109	$95	$14
Fuel volumes (thousand gallons per day)	3,193	3,234	(41)
Fuel margin per gallon	$0.268	$0.248	$0.020
Merchandise sales	$200	$187	$13
Merchandise margin (percentage of sales)	28.5%	27.8%	0.7%
Margin on miscellaneous sales	$36	$37	$(1)
Retail selling expenses	$263	$256	$7
Depreciation and amortization expense	$35	$31	$4

See the footnote references on pages 41 and 42.

Refining Operating Highlights by Region (h)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2008	2007	Change

Gulf Coast (b):
Operating income	$3,267	$4,505	$(1,238)
Throughput volumes (thousand barrels per day)	1,404	1,537	(133)
Throughput margin per barrel (f)	$11.57	$12.81	$(1.24)
Operating costs per barrel (d):
Refining operating expenses	$4.50	$3.70	$0.80
Depreciation and amortization	1.30	1.08	0.22

Total operating costs per barrel	$5.80	$4.78	$1.02

Mid-Continent (c):
Operating income	$580	$910	$(330)
Throughput volumes (thousand barrels per day)	423	402	21
Throughput margin per barrel (f)	$9.27	$11.66	$(2.39)
Operating costs per barrel (d):
Refining operating expenses	$4.24	$4.13	$0.11
Depreciation and amortization	1.29	1.33	(0.04)

Total operating costs per barrel	$5.53	$5.46	$0.07

Northeast (a):
Operating income	$887	$796	$91
Throughput volumes (thousand barrels per day)	374	379	(5)
Throughput margin per barrel (f)	$11.60	$10.29	$1.31
Operating costs per barrel (d):
Refining operating expenses	$3.91	$3.45	$0.46
Depreciation and amortization	1.21	1.08	0.13

Total operating costs per barrel	$5.12	$4.53	$0.59

West Coast:
Operating income	$375	$856	$(481)
Throughput volumes (thousand barrels per day)	276	289	(13)
Throughput margin per barrel (f)	$10.84	$14.41	$(3.57)
Operating costs per barrel (d):
Refining operating expenses	$5.36	$4.82	$0.54
Depreciation and amortization	1.77	1.49	0.28

Total operating costs per barrel	$7.13	$6.31	$0.82

Operating income for regions above	$5,109	$7,067	$(1,958)
Asset impairment loss applicable to refining (d)	(86)	–	(86)
Goodwill impairment loss (e)	(4,028)	–	(4,028)

Total refining operating income	$995	$7,067	$(6,072)

See the footnote references on pages 41 and 42.

Average Market Reference Prices and Differentials (i)
(dollars per barrel)

	Year Ended December 31,
	2008	2007	Change

Feedstocks:
WTI crude oil	$99.56	$72.27	$27.29
WTI less sour crude oil at U.S. Gulf Coast (j)	5.20	4.95	0.25
WTI less Mars crude oil	6.13	5.61	0.52
WTI less Maya crude oil	15.71	12.41	3.30

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	4.85	13.78	(8.93)
No. 2 fuel oil less WTI	18.35	11.94	6.41
Ultra-low-sulfur diesel less WTI	22.96	17.76	5.20
Propylene less WTI	(3.69)	11.05	(14.74)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	4.46	18.02	(13.56)
Low-sulfur diesel less WTI	24.12	21.30	2.82
U.S. Northeast:
Conventional 87 gasoline less WTI	3.22	13.98	(10.76)
No. 2 fuel oil less WTI	20.23	12.96	7.27
Lube oils less WTI	68.79	48.29	20.50
U.S. West Coast:
CARBOB 87 gasoline less WTI	9.93	23.20	(13.27)
CARB diesel less WTI	22.59	22.07	0.52

The following notes relate to references on pages 38 through 41.

(a)
Due to the permanent shutdown of our Delaware City Refinery during the fourth quarter of 2009, the results of operations of the Delaware City Refinery are reported as discontinued operations for 2008 and 2007, and all refining operating highlights, both consolidated and for the Northeast Region, exclude the Delaware City Refinery for both years.

(b)
Effective July 1, 2008, we sold our Krotz Springs Refinery to Alon. The nature and significance of our post-closing participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations, and all refining operating highlights, both consolidated and for the Gulf Coast region, include the Krotz Springs Refinery for the years ended December 31, 2008 and 2007. The pre-tax gain of $305 million on the sale of the Krotz Springs Refinery is included in the Gulf Coast operating income for the year ended December 31, 2008 but is excluded from the per-barrel operating highlights.

(c)
Effective July 1, 2007, we sold our Lima Refinery to Husky Refining Company (Husky). Therefore, the results of operations of the Lima Refinery for the six months of 2007 prior to its sale, as well as the gain on the sale of the refinery, are reported as discontinued operations, and all refining operating highlights, both consolidated and for the Mid-Continent region, exclude the Lima Refinery. The sale resulted in a pre-tax gain of $827 million ($426 million after tax), which is included in “Income from discontinued operations, net of income taxes” for the year ended December 31, 2007.

(d)
Losses resulting from the permanent cancellation of certain capital projects in 2008 have been reclassified from operating expenses and presented separately for comparability with the 2009 presentation. The asset impairment loss amounts are included in the refining segment operating income but are excluded from the regional operating income amounts and the consolidated and regional operating costs per barrel, resulting in an adjustment to the operating costs per barrel previously reported in 2008.

(e)
Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in all four of our refining segment reporting units was impaired, which resulted in a pre-tax and after-tax goodwill impairment loss of $4.0 billion related to continuing operations. This goodwill impairment loss is included in the refining segment operating income but is excluded from the consolidated and regional throughput margins per barrel and the regional operating income amounts presented for the year ended December 31, 2008 in order to make that information comparable between periods.

(f)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(g)	Other products primarily include gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(h)
The regions reflected herein contain the following refineries: the Gulf Coast refining region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, Krotz Springs (for periods prior to its sale effective July 1, 2008), St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent refining region includes the McKee, Ardmore, and Memphis Refineries; the Northeast refining region includes the Quebec City and Paulsboro Refineries; and the West Coast refining region includes the Benicia and Wilmington Refineries.

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
General
Operating revenues increased 26% for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of higher average refined product prices. Offsetting the higher revenues were substantially higher average feedstock costs.
Operating income decreased $5.9 billion, or 89%, and income from continuing operations decreased $5.4 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to a $6.1 billion decrease in refining segment operating income. The decrease was primarily due to a goodwill impairment loss of $4.0 billion related to continuing operations that was recorded in the fourth quarter of 2008 as discussed in Note 3 of Notes to Consolidated Financial Statements. The goodwill impairment loss is included in the refining segment operating income but is excluded from the consolidated and regional throughput margins per barrel and regional operating income amounts for the year ended December 31, 2008 for comparability purposes. The refining segment operating income and income from continuing operations for the year ended December 31, 2007 exclude (i) the operations of the Lima Refinery and the gain on its sale effective July 1, 2007 and (ii) the operations of the Delaware City Refinery due to its permanent shutdown in November 2009, which are both classified as discontinued operations as discussed in Note 2 of Notes to Consolidated Financial Statements.
Refining
Operating income for our refining segment decreased from $7.1 billion for the year ended December 31, 2007 to $995 million for the year ended December 31, 2008, resulting mainly from the $4.0 billion goodwill impairment loss discussed above, an 11% decrease in throughput margin per barrel, a 10% increase in refining operating expenses (including depreciation and amortization expense), and a 5% decline in throughput volumes. These decreases were partially offset by a $305 million gain on the sale of our Krotz Springs Refinery effective July 1, 2008, which is discussed in Note 2 of Notes to Consolidated Financial Statements.
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

•
Throughput volumes decreased 130,000 barrels per day during 2008 compared to 2007 primarily due to a fire in the vacuum unit at our Aruba Refinery in January of 2008, downtime for maintenance at our Port Arthur Refinery, unplanned downtime at our Port Arthur, Texas City, St. Charles, and Houston Refineries related to Hurricanes Ike and Gustav, the sale of our Krotz Springs Refinery, and economic decisions to reduce throughputs in certain of our refineries as a result of unfavorable market fundamentals, partially offset by the 2007 shutdown of our McKee Refinery discussed in Note 23 of Notes to Consolidated Financial Statements.

•
Throughput margin in 2008 included approximately $100 million related to the McKee Refinery business interruption insurance settlement discussed in Note 23 of Notes to Consolidated Financial Statements.

Refining operating expenses, excluding depreciation and amortization expense, increased $0.61 per barrel, or 16%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Operating expenses increased mainly due to an increase in energy costs. Refining depreciation and amortization expense increased 10% from 2007 to 2008 primarily due to the implementation of new capital projects and increased turnaround and catalyst amortization.
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
Other income decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to a $91 million foreign currency exchange rate gain in 2007 resulting from the repayment of a loan by a foreign subsidiary, reduced interest income resulting from lower cash balances and interest rates, and a reduction in the fair value of certain nonqualified benefit plan assets. These decreases were partially offset by income related to the Alon earn-out agreement discussed in Notes 2, 17, and 18 of Notes to Consolidated Financial Statements, lower costs incurred under our accounts receivable sales program, an increase in earnings from our equity investment in Cameron Highway Oil Pipeline Company, and a $14 million gain in 2008 on the redemption of our 9.5% senior notes as discussed in Note 12 of Notes to Consolidated Financial Statements.
Interest and debt expense decreased primarily due to reduced interest on tax liabilities, partially offset by higher average debt balances.

Income tax expense decreased $520 million from 2007 to 2008 mainly as a result of lower operating income, excluding the effect on operating income of the $4.0 billion goodwill impairment loss discussed above that has an insignificant tax effect. Excluding this goodwill impairment loss, our effective tax rate for the year ended December 31, 2008 was comparable to the effective tax rate for the year ended December 31, 2007.
“Loss from discontinued operations, net of income taxes” for the year ended December 31, 2008 represents a $119 million net loss on the operations of the Delaware City Refinery, which was reclassified to discontinued operations as a result of the permanent shutdown of the refinery effective November 20, 2009. “Income from discontinued operations, net of income taxes” for the year ended December 31, 2007 represents a $426 million after-tax gain on the sale of the Lima Refinery effective July 1, 2007, $243 million of net income from the Lima Refinery operations prior to its sale, and $188 million of net income from the operations of the Delaware City Refinery.
OUTLOOK
High crude oil prices in 2008 and a severe economic recession in 2008 and 2009 caused a large reduction in demand for refined products over the past two years. This demand reduction plus the addition of new refining capacity around the world have resulted in a significant amount of excess global refining capacity, which led to an increase in global refined product inventories and lower refined product margins. In addition, the decrease in demand for refined products contributed to lower production of sour crude oil versus sweet crude oil, which narrowed the differentials between sour and sweet crude oil prices.
As 2010 progresses, we expect the United States and worldwide economies to begin to recover, and we expect refined product demand to begin to grow accordingly. The increase in anticipated refined product demand is expected to result in an increase in crude oil production, which we believe will result in the production of more sour crude oils. These expected increases in refined product demand and sour crude oil production should result in improved refined product margins and sour crude oil differentials. However, improvements in refined product margins and sour crude oil differentials are expected to be significantly constrained during 2010 by the start-up of new worldwide refining capacity that will mitigate the reduction in spare capacity that would otherwise result from the improved demand.
Until the economy recovers and demand improves, we expect that the current low refined product margins and sour crude oil differentials will result in production constraints or refinery shutdowns in the refining industry. In July, we temporarily shut down our Aruba Refinery due to poor economics resulting from the current unfavorable industry fundamentals. The Aruba Refinery continues to be shut down temporarily, and it is expected to remain shut down until industry conditions improve. In addition, in the fourth quarter of 2009, we permanently shut down our Delaware City Refinery. We are currently monitoring, and will continue to monitor, all of our other refineries to assess whether complete or partial shutdown of certain of those facilities is appropriate until conditions improve. We expect that refinery production cutbacks and shutdowns of less profitable refineries will occur throughout the refining industry during 2010 until industry conditions improve.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Year Ended December 31, 2009
Net cash provided by operating activities for the year ended December 31, 2009 was $1.8 billion compared to $3.1 billion for the year ended December 31, 2008. The decrease in cash generated from operating activities was due primarily to the $4.4 billion decrease in operating income discussed above under “Results of Operations,” after excluding the effect of the goodwill impairment loss, asset impairment losses, and gain on the sale of the Krotz Springs Refinery, all of which had no effect on cash flows from operating activities. This decrease was partially offset by a $1.6 billion favorable change in the amount of income tax payments and refunds in 2008 and 2009 and a net $1.4 billion favorable effect from changes in receivables, inventories, and accounts payable in the two years. Changes in cash provided by or used for working capital during the years ended December 31, 2009 and 2008 are shown in Note 16 of Notes to Consolidated Financial Statements. Both receivables and accounts payable increased in 2009 due to a significant increase in gasoline, distillate, and crude oil prices at December 31, 2009 compared to such prices at the end of 2008.
The net cash generated from operating activities during the year ended December 31, 2009, combined with $998 million of proceeds from the issuance of $1 billion of notes in March 2009 as discussed in Note 12 of Notes to Consolidated Financial Statements, $799 million of net proceeds from the issuance of 46 million shares of common stock in June 2009 as discussed in Note 14 of Notes to Consolidated Financial Statements, $100 million of additional proceeds from the sale of receivables, and $115 million of available cash on hand were used mainly to:
•	fund $2.7 billion of capital expenditures and deferred turnaround and catalyst costs;

•	fund the VeraSun Acquisition for $556 million;

•	make long-term note repayments of $285 million; and

•	pay common stock dividends of $324 million.
Cash Flows for the Year Ended December 31, 2008
Net cash provided by operating activities for the year ended December 31, 2008 was $3.1 billion compared to $5.3 billion for the year ended December 31, 2007. The decrease in cash generated from operating activities was due primarily to the decrease in operating income discussed above under “Results of Operations,” after excluding the effect of the goodwill impairment loss included in the 2008 operating income that had no effect on cash. Changes in cash provided by or used for working capital during the years ended December 31, 2008 and 2007 are shown in Note 16 of Notes to Consolidated Financial Statements. Both receivables and accounts payable decreased in 2008 due to a significant decrease in crude oil and refined product prices at December 31, 2008 compared to such prices at the end of 2007. Receivables for 2008 also decreased due to the termination in the first quarter of 2008 of certain agreements related to the sale of the Lima Refinery to Husky and the timing of receivable collections at year-end 2007. The change in working capital for 2007 includes a $900 million decrease in the eligible trade receivables sold under our accounts receivable sales facility.
The net cash generated from operating activities during the year ended December 31, 2008, combined with $1.5 billion of available cash on hand and $463 million of proceeds from the sale of our Krotz Springs Refinery, were used mainly to:
•	fund $3.3 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make an early redemption of our 9.5% senior notes for $367 million and scheduled debt repayments of $7 million;

•	purchase 23.0 million shares of our common stock at a cost of $955 million;

•
fund a $25 million contingent earn-out payment in connection with the acquisition of the St. Charles Refinery, an $87 million acquisition of retail fuel sites, and a $57 million acquisition primarily of an interest in a refined product pipeline; and

•	pay common stock dividends of $299 million.

Cash flows related to the discontinued operations of the Delaware City Refinery and the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statements of cash flows for all years presented and are summarized as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Cash provided by (used in) operating activities:
Delaware City Refinery	$(126)	$81	$348
Lima Refinery	–	–	260

Cash used in investing activities:
Delaware City Refinery	(153)	(268)	(130)
Lima Refinery	–	–	(14)
Capital Investments
During the year ended December 31, 2009, we expended $2.3 billion for capital expenditures and $415 million for deferred turnaround and catalyst costs. Capital expenditures for the year ended December 31, 2009 included $390 million of costs related to environmental projects.
For 2010, we expect to incur approximately $2.0 billion for capital investments, including approximately $1.5 billion for capital expenditures (approximately $795 million of which is for environmental projects) and approximately $510 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes anticipated expenditures related to strategic acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.
In January 2010, we acquired two ethanol plants from ASA Ethanol Holdings, LLC for a total purchase price of approximately $200 million. The plants are located in Linden, Indiana and Bloomingburg, Ohio. In February 2010, we acquired an additional ethanol plant located near Jefferson, Wisconsin from Renew Energy LLC for $72 million plus certain receivables and inventories.
Contractual Obligations
Our contractual obligations as of December 31, 2009 are summarized below (in millions).

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total

Debt and capital lease obligations	$240	$424	$765	$495	$400	$5,143	$7,467
Operating lease obligations	348	222	121	81	61	287	1,120
Purchase obligations	23,356	2,541	1,899	732	200	1,090	29,818
Other long-term liabilities	–	162	153	152	131	1,271	1,869

Total	$23,944	$3,349	$2,938	$1,460	$792	$7,791	$40,274

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
On October 15, 2009, we redeemed $76 million of our $100 million of 6.75% senior notes with a maturity date of October 15, 2037 as further discussed in Note 12 of Notes to Consolidated Financial Statements.
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. We amended our agreement in June 2009 to extend the maturity date to June 2010. As of December 31, 2008, the amount of eligible receivables sold to the third-party entities and financial institutions was $100 million. During the year ended December 31, 2009, we sold additional eligible receivables under this program of $950 million and repaid $850 million. As of December 31, 2009, the amount of eligible receivables sold to the third-party entities and financial institutions was $200 million. Subsequent to December 31, 2009, we have reduced the net eligible receivables sold under this program by $100 million, resulting in a current balance of $100 million of eligible receivables sold to the third-party entities and financial institutions. Proceeds from the sale of receivables under this facility are reflected as debt in our consolidated balance sheets.
In February 2010, we issued $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020. Proceeds from the issuance of these notes totaled approximately $1.24 billion, before deducting underwriting discounts of $8 million, and will be used for general corporate purposes, including the refinancing of debt.
Also in February 2010, we called for redemption our 7.50% senior notes with a maturity date of June 15, 2015 for $294 million, or 102.5% of stated value. The redemption date will be March 15, 2010. These notes will have a carrying amount of $296 million as of the redemption date, resulting in a small gain on the redemption.
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

Rating Agency	Rating

Standard & Poor’s Ratings Services	BBB (negative outlook)
Moody’s Investors Service	Baa2 (negative outlook)
Fitch Ratings	BBB (negative outlook)
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
Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. We have various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements, and various throughput and terminalling agreements. We enter into these contracts to ensure an adequate supply of utilities and feedstock and adequate storage capacity to operate our refineries. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. The purchase obligation amounts included in the table above include both short-term and long-term obligations and are based on (a) fixed or minimum quantities to be purchased and (b) fixed or estimated prices to be paid based on current market conditions. As of December 31, 2009, our short-term and long-term purchase obligations increased by $9.3 billion from the amount reported as of December 31, 2008. The increase is primarily attributable to higher crude oil and other feedstock prices at December 31, 2009 compared to December 31, 2008.
Other Long-term Liabilities
Our other long-term liabilities are described in Note 13 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we have made our best estimate of expected payments for each type of liability based on information available as of December 31, 2009.
Other Commercial Commitments
As of December 31, 2009, our committed lines of credit were as follows:

Borrowing
	Capacity	Expiration

Letter of credit facility	$300 million	June 2010
Revolving credit facility	$2.4 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012
In October 2009, Aurora Bank FSB (Aurora, formerly Lehman Brothers Bank, FSB), one of the participating banks under our $2.5 billion revolving credit facility, failed to fund its loan commitment related to our borrowing under this facility. Aurora’s aggregate commitment under the revolving credit facility was $84 million. As a result, our borrowing capacity under that revolving credit facility was effectively reduced to $2.4 billion.
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million to support certain of our crude oil purchases. In June 2009, we amended this agreement to extend the maturity date to June 2010. We are being charged letter of credit issuance fees in connection with this letter of credit facility.
As of December 31, 2009, we had no amounts borrowed under our revolving credit facilities. However, we had $259 million of letters of credit outstanding under uncommitted short-term bank credit facilities, $299 million of letters of credit outstanding under our two U.S. committed revolving credit facilities, and Cdn. $22 million of letters of credit outstanding under our Canadian committed revolving credit facility. These letters of credit expire during 2010 and 2011.

Common Stock Offering
On June 3, 2009, we sold in a public offering 46 million shares of our common stock, which included 6 million shares related to an overallotment option exercised by the underwriters, at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.
Stock Purchase Programs
As of December 31, 2009, we have approvals under common stock purchase programs previously approved by our board of directors to purchase approximately $3.5 billion of our common stock.
Pension Plan Funded Status
During 2009, we contributed $72 million to our qualified pension plans. Based on a 5.80% discount rate and fair values of plan assets as of December 31, 2009, the fair value of the assets in our qualified pension plans was equal to approximately 97% of the projected benefit obligation under those plans as of the end of 2009.
We have less than $1 million of minimum required contributions to our Qualified Plans during 2010 under the Employee Retirement Income Security Act; however, we plan to contribute approximately $50 million to our Qualified Plans during 2010, of which $30 million was contributed during February 2010.
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
Currently, some of the proposed federal “cap-and-trade” legislation would require businesses that emit greenhouse gases to buy emission credits from the government, other businesses, or through an auction process. In addition, refiners would be obligated to purchase emission credits associated with the transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. As a result of such a program, we would be required to purchase emission credits for greenhouse gas emissions resulting from our own operations as well as from the fuels we sell. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed by Congress), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
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

Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which initially was 3% for on-island sales and services (but has subsequently been reduced to 1.5%) and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. We disputed the GOA’s assessment of the turnover tax in arbitration proceedings with the Netherlands Arbitration Institute (NAI) pursuant to which we sought to enforce our rights under a tax holiday agreement related to the refinery and other agreements. The arbitration hearing was held on February 3-4, 2009. We also filed protests of these assessments through proceedings in Aruba.
In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we expensed and paid $8 million, plus $1 million of interest, to the GOA in the second quarter of 2009. Amounts deposited under the escrow agreement, which totaled $115 million and $102 million as of December 31, 2009 and December 31, 2008, respectively, are reflected as restricted cash in our consolidated balance sheets. In addition to the turnover tax described above, the GOA has asserted other tax amounts including approximately $35 million related to various dividends. We also challenged approximately $35 million in foreign exchange payments made to the Central Bank of Aruba as payments exempted under our tax holiday, as well as other reasons. Both the dividend tax and the foreign exchange payment matters were also addressed in the arbitration proceedings discussed above.
On November 3, 2009, we received an interim First Partial Award from the NAI arbitral panel. The panel’s ruling validated our tax holiday agreement, but the panel also ruled in favor of the GOA on our dispute of the $35 million in foreign exchange payments previously made to the Central Bank of Aruba. The panel’s decision did not, however, fully resolve the remaining two items in the arbitration, the applicable dividend tax rate and the turnover tax. With respect to the dividend tax, the panel ruled that the dividend tax was not a profit tax covered by the tax holiday agreement, but the panel did not address the fact that Aruban companies with tax holidays are subject to a 0% dividend withholding rate rather than the 5% rate alleged by the GOA. With respect to the turnover tax, the panel did reject our contractual claims but it decided that our non-contractual claims against the turnover tax merited further discussion with and review by the panel before a final decision could be rendered. Prior to this interim decision, no expense or liability had been recognized in our consolidated financial statements with respect to unfunded amounts. In light of the uncertain timing of any final resolution of these claims as a result of the First Partial Award from the panel, we recorded a loss contingency accrual of approximately $140 million, including interest, with respect to both the dividend and turnover taxes.
Following the November ruling, we entered into settlement discussions with the GOA. On February 24, 2010, we signed a settlement agreement that details the parties’ proposed terms for settlement of these disputes and provides a framework for taxation of our operations in Aruba on a go-forward basis as our tax holiday was set to expire on December 31, 2010. Under the proposed settlement, we will make a payment to the GOA of $118 million in consideration of a full release of all tax claims prior to the effective date of the settlement, including the turnover tax disputed in the Netherlands Arbitration. The GOA will eliminate the turnover tax on exports as of the effective date of the settlement. In addition, we will agree to exit the Tax Holiday regime following the effective date of the settlement agreement and will enter into a new tax regime under which we will be subject to a net profit tax of less than 10% on an overall basis. Beginning on the second anniversary of the settlement agreement’s effective date, we will also begin to make an annual prepayment of taxes of $10 million, with the ability to carry forward any excess tax prepayments to future tax years. The proposed settlement will not be effective until the settlement agreement is approved by the Aruban Parliament and certain laws and regulations are modified and/or established to provide for the terms of the settlement. The parties anticipate that this will occur on or before June 1, 2010. If the settlement is not effective as of June 1, 2010, we both have the right to terminate the settlement agreement and return to arbitration and the on-island proceedings to continue litigation.
Other
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
In order to test for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of our asset impairment evaluations and certain losses resulting from those evaluations.
Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for additional potential asset impairments until conditions improve. Due to the significant subjectivity of the assumptions used to test for recoverability and to determine fair value, changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair values and changes in potential asset sales proceeds, could result in significant impairment charges in the future, thus affecting our earnings. Our impairment evaluations are based on assumptions that management deems to be reasonable. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.
Environmental Liabilities
Our operations are subject to extensive environmental regulation by federal, state, and local authorities relating primarily to discharge of materials into the environment, waste management, and pollution prevention measures. Future legislative action and regulatory initiatives, such as potential cap-and-trade legislation as discussed in “Liquidity and Capital Resources – Environmental Matters,” could result in changes to required operating permits, additional remedial actions, or increased capital expenditures and operating costs that cannot be assessed with certainty at this time.
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
The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2009, 2008, and 2007 is included in Note 24 of Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
We have significant pension and other postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases, and health care cost trend rates. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption represents a yield curve comprised of various long-term bonds that each receive one of the two highest ratings given by the recognized rating agencies as of the end of each year, while the expected return on plan assets is based on a compounded return calculated assuming an asset allocation that is representative of the asset mix in our qualified pension plans. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. For example, a 0.25% decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25% increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2009 and net periodic benefit cost for the year ending December 31, 2010 (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

Increase in projected benefit obligation resulting from:
Discount rate decrease	$61	$14
Compensation rate increase	27	–
Health care cost trend rate increase	–	10

Increase in expense resulting from:
Discount rate decrease	8	1
Expected return on plan assets decrease	4	–
Compensation rate increase	6	–
Health care cost trend rate increase	–	1
See Note 21 of Notes to Consolidated Financial Statements for a further discussion of our pension and other postretirement benefit obligations.
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
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to a transactional tax claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets, primarily consisting of net operating loss and tax credit carryforwards, will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Note 23 of Notes to Consolidated Financial Statements for a further discussion of our tax liabilities.
Legal Liabilities
A variety of claims have been made against us in various lawsuits. We record a liability related to a loss contingency attributable to such legal matters if we determine the loss to be both probable and estimable. The recording of such liabilities requires judgments and estimates, the results of which can vary significantly from actual litigation results due to differing interpretations of relevant law and differing opinions regarding the degree of potential liability and the assessment of reasonable damages. However, an estimate of the sensitivity to earnings if other assumptions were used in recording our legal liabilities is not practicable due to the number of contingencies that must be assessed and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. See Note 25 of Notes to Consolidated Financial Statements for a further discussion of our litigation matters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COMMODITY PRICE RISK
We are exposed to market risks related to the volatility of crude oil, refined product, and grain prices, as well as volatility in the price of natural gas used in our refining operations. In order to reduce the risks of these price fluctuations, we use commodity derivative instruments to hedge a portion of our refinery feedstock and refined product inventories and a portion of our unrecognized firm commitments to purchase these inventories (fair value hedges). From time to time, we use commodity derivative instruments to hedge the price risk of forecasted transactions such as forecasted feedstock and product purchases, refined product sales, and natural gas purchases (cash flow hedges). We also use commodity derivative instruments that do not receive hedge accounting treatment to manage our exposure to price volatility on a portion of our refinery feedstock and refined product inventories and on certain forecasted feedstock and product purchases, refined product sales, and natural gas purchases. These derivative instruments are considered economic hedges for which changes in their fair value are recorded currently in income. Finally, we enter into commodity derivative instruments based on our fundamental and technical analysis of market conditions that we mark to market for accounting purposes. See “Derivatives and Hedging” in Note 1 of Notes to Consolidated Financial Statements for a discussion of our accounting for the various types of derivative transactions.
The types of instruments used in our hedging and trading activities described above include swaps, futures, and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.
The following tables provide information about our commodity derivative instruments as of December 31, 2009 and 2008 (dollars in millions, except for the weighted-average pay and receive prices as described below), including:
Fair Value Hedges – Fair value hedges are used to hedge certain refining inventories (which had a carrying amount of $4.4 billion as of both December 31, 2009 and 2008, and a fair value of $8.9 billion and $5.1 billion as of December 31, 2009 and 2008, respectively) and our unrecognized firm commitments (i.e., binding agreements to purchase inventories in the future). The gain or loss on a derivative instrument designated and qualifying as a fair value hedge and the offsetting loss or gain on the hedged item are recognized currently in income in the same period.

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
In addition, through August 2009, we used economic hedges to manage price volatility in the referenced product margins associated with the three-year earn-out agreement with Alon that was entered into in connection with the sale of our Krotz Springs Refinery, but which was settled in the third quarter of 2009 as discussed in Note 2 of Notes to Consolidated Financial Statements. The derivative instruments related to economic hedges are recorded at fair value and changes in the fair value of the derivative instruments are recognized currently in income.
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

	December 31, 2009
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2010 (crude oil and refined products)	4,880	N/A	$75.65	$369	$405	$(36)

Cash Flow Hedges:
Swaps – long:
2010 (crude oil and refined products)	42,600	$72.58	88.12	N/A	662	662
Swaps – short:
2010 (crude oil and refined products)	42,600	88.12	76.81	N/A	(482)	(482)

Economic Hedges:
Swaps – long:
2010 (crude oil and refined products)	139,901	34.81	33.76	N/A	(147)	(147)
2011 (crude oil and refined products)	27,250	20.77	15.00	N/A	(157)	(157)
Swaps – short:
2010 (crude oil and refined products)	88,244	56.41	58.47	N/A	182	182
2011 (crude oil and refined products)	23,875	17.10	24.05	N/A	166	166
Futures – long:
2010 (crude oil and refined products)	204,810	78.06	N/A	15,987	17,491	1,504
2010 (grain)	7,155	4.07	N/A	29	30	1
2011 (grain)	150	4.21	N/A	1	1	–
Futures – short:
2010 (crude oil and refined products)	199,566	N/A	77.37	15,440	16,905	(1,465)
2010 (grain)	23,250	N/A	4.13	96	97	(1)
2011 (grain)	160	N/A	4.28	1	1	–
Options – long:
2010 (crude oil and refined products)	522	40.12	N/A	2	1	(1)
Options – short:
2010 (crude oil and refined products)	500	N/A	42.50	2	–	2

Trading Activities:
Swaps – long:
2010 (crude oil and refined products)	27,201	19.94	24.54	N/A	125	125
2011 (crude oil and refined products)	3,000	53.70	62.93	N/A	28	28
Swaps – short:
2010 (crude oil and refined products)	31,201	21.60	19.33	N/A	(71)	(71)
2011 (crude oil and refined products)	3,900	48.41	43.29	N/A	(20)	(20)
Futures – long:
2010 (crude oil and refined products)	40,188	83.09	N/A	3,339	3,458	119
2011 (crude oil and refined products)	10	95.91	N/A	1	1	–
2010 (natural gas)	100	6.10	N/A	1	1	–
Futures – short:
2010 (crude oil and refined products)	40,164	N/A	82.93	3,331	3,454	(123)
2011 (crude oil and refined products)	10	N/A	95.91	1	1	–
2010 (natural gas)	100	N/A	5.46	1	1	–
Options – long:
2010 (crude oil and refined products)	250	45.00	N/A	–	–	–
Options – short:
2010 (crude oil and refined products)	1,250	N/A	41.67	5	2	3

Total pre-tax fair value of open positions						$289

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Fair Value Hedges:
Futures – short:
2009 (crude oil and refined products)	6,904	N/A	$48.28	$333	$320	$13

Cash Flow Hedges:
Swaps – long:
2009 (crude oil and refined products)	60,162	$121.69	58.44	N/A	(3,805)	(3,805)
2010 (crude oil and refined products)	4,680	63.72	64.03	N/A	1	1
Swaps – short:
2009 (crude oil and refined products)	60,162	62.38	129.80	N/A	4,056	4,056
2010 (crude oil and refined products)	4,680	76.32	78.69	N/A	11	11
Futures – long:
2009 (crude oil and refined products)	780	38.62	N/A	30	27	(3)

Economic Hedges:
Swaps – long:
2009 (crude oil and refined products)	25,987	96.88	55.25	N/A	(1,082)	(1,082)
2010 (crude oil and refined products)	19,734	105.96	63.94	N/A	(829)	(829)
2011 (crude oil and refined products)	3,900	124.78	67.99	N/A	(221)	(221)
Swaps – short:
2009 (crude oil and refined products)	25,931	59.65	106.81	N/A	1,223	1,223
2010 (crude oil and refined products)	19,734	72.18	121.96	N/A	982	982
2011 (crude oil and refined products)	3,900	74.08	136.66	N/A	244	244
Futures – long:
2009 (crude oil and refined products)	135,882	59.17	N/A	8,040	7,319	(721)
2010 (crude oil and refined products)	3,466	78.33	N/A	271	240	(31)
2009 (natural gas)	4,310	8.46	N/A	36	24	(12)
Futures – short:
2009 (crude oil and refined products)	135,091	N/A	62.74	8,475	7,510	965
2010 (crude oil and refined products)	3,692	N/A	84.66	313	276	37
2009 (natural gas)	4,310	N/A	5.68	24	24	–
Options – long:
2009 (crude oil and refined products)	57	60.64	N/A	1	–	(1)

Trading Activities:
Swaps – long:
2009 (crude oil and refined products)	19,887	77.56	45.09	N/A	(646)	(646)
2010 (crude oil and refined products)	10,050	40.66	35.35	N/A	(53)	(53)
2011 (crude oil and refined products)	1,950	78.36	65.80	N/A	(24)	(24)
Swaps – short:
2009 (crude oil and refined products)	16,084	56.44	97.17	N/A	655	655
2010 (crude oil and refined products)	5,850	64.19	73.12	N/A	52	52
2011 (crude oil and refined products)	1,950	68.06	80.59	N/A	24	24

	December 31, 2008
		Wtd Avg	Wtd Avg			Pre-tax
	Contract	Pay	Receive	Contract	Market	Fair
	Volumes	Price	Price	Value	Value	Value

Futures – long:
2009 (crude oil and refined products)	24,039	$71.70	N/A	$1,724	$1,300	$(424)
2010 (crude oil and refined products)	956	84.12	N/A	80	70	(10)
2009 (natural gas)	200	5.79	N/A	1	1	–
Futures – short:
2009 (crude oil and refined products)	21,999	N/A	$73.38	1,614	1,209	405
2010 (crude oil and refined products)	956	N/A	83.63	80	70	10
2009 (natural gas)	200	N/A	5.82	1	1	–
Options – long:
2009 (crude oil and refined products)	100	30.00	N/A	–	–	–

Total pre-tax fair value of open positions						$816

INTEREST RATE RISK
In general, our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, we sometimes utilize interest rate swap agreements to manage a portion of our exposure to changing interest rates by converting certain fixed-rate debt to floating rate. These interest rate swap agreements are generally accounted for as fair value hedges. The gain or loss on the derivative instrument and the gain or loss on the debt that is being hedged are recorded in interest expense. The recorded amounts of the derivative instrument and debt balances are adjusted accordingly. We had no interest rate derivative instruments outstanding as of December 31, 2009 and 2008.
The following table provides information about our debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	December 31, 2009
	Expected Maturity Dates
						There-		Fair
	2010	2011	2012	2013	2014	after	Total	Value

Debt:
Fixed rate	$33	$418	$759	$489	$395	$5,126	$7,220	$8,028
Average interest rate	6.8%	6.4%	6.9%	5.5%	5.7%	7.5%	7.1%
Floating rate	$200	$–	$–	$–	$–	$–	$200	$200
Average interest rate	0.9%	–%	–%	–%	–%	–%	0.9%

	December 31, 2008
	Expected Maturity Dates
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value

Debt:
Fixed rate	$209	$33	$418	$759	$489	$4,597	$6,505	$6,362
Average interest rate	3.6%	6.8%	6.4%	6.9%	5.5%	6.8%	6.6%
Floating rate	$100	$–	$–	$–	$–	$–	$100	$100
Average interest rate	3.9%	–%	–%	–%	–%	–%	3.9%
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
As of December 31, 2009, we had commitments to purchase $456 million of U.S. dollars and commitments to sell $604 million of U.S. dollars. These commitments matured on or before February 1, 2010, resulting in a $3 million loss in the first quarter of 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management believes that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 62 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:
We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:
We have audited Valero Energy Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Valero Energy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 26, 2010

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and temporary cash investments	$825	$940
Restricted cash	122	131
Receivables, net	3,773	2,895
Inventories	4,863	4,620
Income taxes receivable	888	197
Deferred income taxes	180	98
Prepaid expenses and other	261	550
Assets related to discontinued operations	11	19

Total current assets	10,923	9,450

Property, plant and equipment, at cost	28,606	26,119
Accumulated depreciation	(5,594)	(4,698)

Property, plant and equipment, net	23,012	21,421

Intangible assets, net	227	224
Deferred charges and other assets, net	1,395	1,436
Long-term assets related to discontinued operations	72	1,886

Total assets	$35,629	$34,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$237	$312
Accounts payable	5,760	4,323
Accrued expenses	514	370
Taxes other than income taxes	725	592
Income taxes payable	95	–
Deferred income taxes	253	485
Liabilities related to discontinued operations	214	127

Total current liabilities	7,798	6,209

Debt and capital lease obligations, less current portion	7,163	6,264

Deferred income taxes	4,063	3,829

Other long-term liabilities	1,869	2,158

Long-term liabilities related to discontinued operations	11	337

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 627,501,593 shares issued	7	6
Additional paid-in capital	7,896	7,190
Treasury stock, at cost; 108,798,847 and 111,290,436 common shares	(6,721)	(6,884)
Retained earnings	13,178	15,484
Accumulated other comprehensive income (loss)	365	(176)

Total stockholders’ equity	14,725	15,620

Total liabilities and stockholders’equity	$35,629	$34,417

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2009	2008	2007

Operating revenues (1)	$68,144	$113,136	$89,987

Costs and expenses:
Cost of sales	61,959	101,830	77,059
Operating expenses	3,311	4,046	3,666
Retail selling expenses	702	768	750
General and administrative expenses	572	559	638
Depreciation and amortization expense	1,428	1,363	1,244
Asset impairment loss	230	86	–
Gain on sale of Krotz Springs Refinery	–	(305)	–
Goodwill impairment loss	–	4,028	–

Total costs and expenses	68,202	112,375	83,357

Operating income (loss)	(58)	761	6,630
Other income, net	17	113	167
Interest and debt expense:
Incurred	(520)	(451)	(466)
Capitalized	112	104	105

Income (loss) from continuing operations before income tax expense (benefit)	(449)	527	6,436
Income tax expense (benefit)	(97)	1,539	2,059

Income (loss) from continuing operations	(352)	(1,012)	4,377
Income (loss) from discontinued operations, net of income taxes	(1,630)	(119)	857

Net income (loss)	$(1,982)	$(1,131)	$5,234

Earnings (loss) per common share:
Continuing operations	$(0.65)	$(1.93)	$7.73
Discontinued operations	(3.02)	(0.23)	1.51

Total	$(3.67)	$(2.16)	$9.24

Weighted-average common shares outstanding (in millions)	541	524	565
Earnings (loss) per common share – assuming dilution:
Continuing operations	$(0.65)	$(1.93)	$7.40
Discontinued operations	(3.02)	(0.23)	1.48

Total	$(3.67)	$(2.16)	$8.88

Weighted-average common shares outstanding –assuming dilution (in millions)	541	524	579
Dividends per common share	$0.60	$0.57	$0.48

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$873	$816	$801
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Millions of Dollars)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)

Balance as of December 31, 2006	$6	$7,779	$(1,396)	$11,951	$265
Net income	–	–	–	5,234	–
Dividends on common stock	–	–	–	(271)	–
Stock-based compensation expense	–	89	–	–	–
Shares repurchased under $6 billion common stock purchase program	–	–	(4,873)	–	–
Shares issued, net of shares repurchased, in connection with employee stock plans and other	–	(757)	172	–	–
Other comprehensive income	–	–	–	–	308

Balance as of December 31, 2007	6	7,111	(6,097)	16,914	573
Net loss	–	–	–	(1,131)	–
Dividends on common stock	–	–	–	(299)	–
Stock-based compensation expense	–	62	–	–	–
Shares repurchased under $6 billion common stock purchase program	–	–	(667)	–	–
Shares repurchased, net of shares issued, in connection with employee stock plans and other	–	17	(120)	–	–
Other comprehensive loss	–	–	–	–	(749)

Balance as of December 31, 2008	6	7,190	(6,884)	15,484	(176)
Net loss	–	–	–	(1,982)	–
Dividends on common stock	–	–	–	(324)	–
Sale of common stock	1	798	–	–	–
Stock-based compensation expense	–	68	–	–	–
Shares issued, net of shares repurchased, in connection with employee stock plans and other	–	(160)	163	–	–
Other comprehensive income	–	–	–	–	541

Balance as of December 31, 2009	$7	$7,896	$(6,721)	$13,178	$365

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,982)	$(1,131)	$5,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,527	1,476	1,376
Asset impairment loss	607	103	–
Goodwill impairment loss	–	4,069	–
Gain on sale of Krotz Springs Refinery and Lima Refinery	–	(305)	(827)
Loss on shutdown of Delaware City Refinery	1,868	–	–
Noncash interest expense and other income, net	(2)	(76)	(10)
Stock-based compensation expense	66	59	100
Deferred income tax expense (benefit)	(343)	675	(131)
Changes in current assets and current liabilities	255	(1,630)	(469)
Changes in deferred charges and credits and other operating activities, net	(173)	(145)	(15)

Net cash provided by operating activities	1,823	3,095	5,258

Cash flows from investing activities:
Capital expenditures	(2,306)	(2,893)	(2,260)
Deferred turnaround and catalyst costs	(415)	(408)	(518)
Purchase of certain VeraSun Energy Corporation facilities	(556)	–	–
Advance payments related to purchase of ethanol facilities	(21)	–	–
Proceeds from sale of Krotz Springs Refinery	–	463	–
Proceeds from sale of Lima Refinery	–	–	2,428
Contingent payments in connection with acquisitions	–	(25)	(75)
(Investment) return of investment in Cameron Highway Oil Pipeline Company, net	27	24	(209)
Proceeds from minor dispositions of property, plant and equipment	16	25	63
Minor acquisitions	(29)	(144)	–
Other investing activities, net	(8)	(7)	(11)

Net cash used in investing activities	(3,292)	(2,965)	(582)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	799	–	–
Non-bank debt:
Borrowings	998	–	2,245
Repayments	(285)	(374)	(463)
Bank credit agreements:
Borrowings	39	296	3,000
Repayments	(39)	(296)	(3,000)
Accounts receivable sales program:
Proceeds from sale of receivables	950	–	–
Repayments	(850)	–	–
Purchase of common stock for treasury	(4)	(955)	(5,788)
Issuance of common stock in connection with employee benefit plans	11	16	159
Benefit from tax deduction in excess of recognized stock-based compensation cost	5	9	311
Common stock dividends	(324)	(299)	(271)
Other financing activities	(11)	(4)	(24)

Net cash provided by (used in) financing activities	1,289	(1,607)	(3,831)

Effect of foreign exchange rate changes on cash	65	(47)	29

Net increase (decrease) in cash and temporary cash investments	(115)	(1,524)	874
Cash and temporary cash investments at beginning of year	940	2,464	1,590

Cash and temporary cash investments at end of year	$825	$940	$2,464

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(1,982)	$(1,131)	$5,234

Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $-, $-, and $31	375	(490)	250

Pension and other postretirement benefits:
Net gain (loss) arising during the year, net of income tax (expense) benefit of $(132), $227, and $(56)	219	(410)	80

Net (gain) loss reclassified into income, net of income tax expense (benefit) of $(2), $-, and $(3)	(1)	(1)	6

Net gain (loss) on pension and other postretirement benefits	218	(411)	86

Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the year, net of income tax (expense) benefit of $(44), $(46), and $6	81	85	(11)
Net (gain) loss reclassified into income, net of income tax expense (benefit) of $72, $(36), and $9	(133)	67	(17)

Net gain (loss) on cash flow hedges	(52)	152	(28)

Other comprehensive income (loss)	541	(749)	308

Comprehensive income (loss)	$(1,441)	$(1,880)	$5,542

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. We are an independent petroleum refining and marketing company and own 15 refineries with a combined total throughput capacity as of December 31, 2009 of approximately 2.8 million barrels per day. We market our refined products through an extensive bulk and rack marketing network and approximately 5,800 retail and wholesale branded outlets in the United States and eastern Canada under various brand names including Valero®, Diamond Shamrock®, Shamrock®, Ultramar®, and Beacon®. We also produce ethanol, and as of December 31, 2009, we operated seven ethanol plants in the Midwest with a combined capacity of approximately 780 million gallons per year. Our operations are affected by:
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
As discussed in Note 2, we permanently shut down our Delaware City Refinery in the fourth quarter of 2009. As a result, the results of operations of the Delaware City Refinery have been presented as discontinued operations in the consolidated statements of income for all periods presented. Also see Note 2 for a discussion of the presentation in the consolidated statements of income of the results of operations of the Krotz Springs Refinery and the Lima Refinery, which were sold effective July 1, 2008 and July 1, 2007, respectively.
The term UDS Acquisition refers to the merger of Ultramar Diamond Shamrock Corporation (UDS) into Valero effective December 31, 2001. The term Premcor Acquisition refers to the merger of Premcor Inc. (Premcor) into Valero effective September 1, 2005.
We have evaluated subsequent events that occurred after December 31, 2009 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Financial Accounting Standards Board (FASB) “Accounting Standards Codification™” (the Codification or ASC)
The Codification is the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash and Temporary Cash Investments
Our temporary cash investments are highly liquid, low-risk debt instruments that have a maturity of three months or less when acquired. Cash and temporary cash investments exclude cash that is not available to us due to restrictions related to its use. Such amounts are segregated in the consolidated balance sheets in restricted cash as described in Note 4.
Inventories
Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing, refined products, and grain and ethanol inventories are determined under the last-in, first-out (LIFO) method using the dollar-value LIFO method, with any increments valued based on average purchase prices during the year. The cost of feedstocks and products purchased for resale and the cost of materials, supplies, and convenience store merchandise are determined principally under the weighted-average cost method.
Property, Plant and Equipment
Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost.
The costs of minor property units (or components of property units), net of salvage value, retired or abandoned are charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property are recorded in income and are reported in depreciation and amortization expense in the consolidated statements of income, except gains or losses on dispositions of certain property, plant and equipment that are reported on a separate line item due to materiality.
Depreciation of property, plant and equipment used in the refining and retail segments is recorded on a straight-line basis over the estimated useful lives of the related facilities primarily using the composite method of depreciation. Depreciation of property, plant and equipment used in the ethanol segment is recorded on a straight-line basis over the estimated useful lives of each individual asset. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized on a straight-line basis over 1 to 40 years. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. See Note 9.
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

•	investments in entities that we do not control; and
•	other noncurrent assets such as long-term investments, convenience store dealer incentive programs, nonqualified pension plan assets, debt issuance costs, and various other costs.
We evaluate our equity method investments for impairment when there is evidence that we may not be able to recover the carrying amount of our investments or the investee is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of an investment that is other than a temporary decline is recognized currently in earnings, and is based on the difference between the estimated current fair value of the investment and its carrying amount. We believe that the carrying amounts of our equity method investments as of December 31, 2009 are recoverable.
In November 2008, the FASB modified ASC Topic 323, “Investments—Equity Method and Joint Ventures,” to provide guidance regarding (i) initial measurement of an equity investment, (ii) recognition of an other-than-temporary impairment of an equity method investment, including any impairment charge taken by the investee, and (iii) accounting for a change in ownership level or degree of influence on an investee. These provisions were effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. These provisions apply prospectively to equity method investments acquired after the effective date. Because we did not acquire any equity method investments during 2009, the adoption of these provisions effective January 1, 2009 did not affect our financial position or results of operations.
Impairment and Disposal of Long-Lived Assets
Long-lived assets (excluding goodwill, intangible assets with indefinite lives, equity method investments, and deferred tax assets) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined based on discounted

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated net cash flows or other appropriate methods. We believe that the carrying amounts of our long-lived assets as of December 31, 2009 are recoverable. See Note 3.
Taxes Other than Income Taxes
Taxes other than income taxes include primarily liabilities for ad valorem, excise, sales and use, and payroll taxes.
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
We have elected to classify any interest expense and penalties related to the underpayment of income taxes in income tax expense in our consolidated statements of income.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation
The functional currencies of our Canadian and Aruban operations are the Canadian dollar and the Aruban florin, respectively. The translation of the Canadian operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rates during the year. Adjustments resulting from this translation are reported in other comprehensive income. The value of the Aruban florin is fixed to the U.S. dollar at 1.79 Aruban florins to one U.S. dollar. The translation of the Aruban operations into U.S. dollars is computed based on this fixed exchange rate for both balance sheet and income statement accounts. As a result, there are no adjustments resulting from this translation reported in other comprehensive income.
Revenue Recognition
Revenues for products sold by the refining, retail, and ethanol segments are recorded upon delivery of the products to our customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided.
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
We also enter into refined product exchange transactions to fulfill sales contracts with our customers by accessing refined products in markets where we do not operate our own refineries. These refined product exchanges are accounted for as exchanges of non-monetary assets, and no revenues are recorded on these transactions.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives and Hedging
All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair values. When we enter into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge, or a trading activity. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of other comprehensive income and is then recorded in income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred. For our economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by us for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income. Income effects of commodity derivative instruments, other than certain contracts related to an earn-out agreement discussed in Notes 2 and 17, are recorded in cost of sales while income effects of interest rate swaps (if applicable) are recorded in interest and debt expense.
In March 2008, ASC Topic 815, “Derivatives and Hedging,” was modified to establish disclosure requirements for derivative instruments and for hedging activities. The required disclosures include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. These disclosures were effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of these provisions of Topic 815 effective January 1, 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided in Note 18.
Financial Instruments
Our financial instruments include cash and temporary cash investments, restricted cash, receivables, payables, debt, capital lease obligations, commodity derivative contracts, and foreign currency derivative contracts. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the consolidated balance sheets, except for certain debt as discussed in Note 12. The fair values of our debt, commodity derivative contracts, and foreign currency derivative contracts were estimated primarily based on year-end quoted market prices and inputs other than quoted prices that are observable for the asset or liability.
In April 2009, the provisions of ASC Topic 825, “Financial Instruments,” were modified to require a publicly traded company to include disclosures about the fair value of its financial instruments for interim reporting periods as well as in annual financial statements. We adopted these provisions effective in the first quarter of 2009, the adoption of which did not affect our financial position or results of operations because only disclosures were affected by the new requirements.
Fair Value Measurements
In February 2008, ASC Topic 820, “Fair Value Measurements and Disclosures,” was modified to delay the effective date for applying fair value measurement disclosures for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 18, 2008. The implementation of this provision of Topic 820 for these assets and liabilities effective January 1, 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided in Note 17.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In August 2009, the FASB modified Topic 820 to address the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or the quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with Topic 820. The FASB also clarified that when estimating the fair value of the liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This modification also clarified that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance, the adoption of which in the fourth quarter of 2009 did not affect our financial position or results of operations.
Earnings per Common Share
Earnings per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the year. Earnings per common share assuming dilution reflects the potential dilution of our outstanding stock options and nonvested shares granted to employees in connection with our stock compensation plans. In addition, see Notes 14 and 15 for a discussion of an accelerated share repurchase program during 2007 and its effect on earnings per common share assuming dilution for the year ended December 31, 2007. Common equivalent shares were excluded from the computation of diluted loss per share for the years ended December 31, 2009 and 2008 because the effect of including such shares would be antidilutive.
Effective January 1, 2009, we adopted amendments to ASC Topic 260, “Earnings Per Share,” which require participating share-based payment awards to be included in the computation of basic earnings per share using the two-class method and require the restatement of prior period earnings per share. Shares of restricted stock granted under certain of our stock-based compensation plans represent participating share-based payment awards covered by these provisions. The adoption of these provisions did not have any effect on the calculation of the basic loss per common share from continuing operations for the years ended December 31, 2009 and 2008, but did reduce basic earnings per common share from continuing operations by $0.02 per common share from the amount originally reported that was attributable to continuing operations for the year ended December 31, 2007. The calculation is provided in Note 15.
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
Stock-Based Compensation
Compensation expense for our share-based compensation plans is based on the fair value of the awards granted and is recognized in our consolidated statements of income on a straight-line basis over the requisite service period of each award. For new grants that have retirement-eligibility provisions, we use the non-substantive vesting period approach, under which compensation cost is recognized immediately

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. Our total stock-based compensation expense recognized for the years ended December 31, 2009, 2008, and 2007 was $44 million, net of tax benefits of $24 million, $38 million, net of tax benefits of $21 million, and $65 million, net of tax benefits of $35 million, respectively. If we had used the non-substantive vesting period approach for awards granted prior to January 1, 2006 (the date of the adoption of the non-substantive vesting period approach), net income (loss) would have increased by $1 million, $2 million, and $4 million for the years ended December 31, 2009, 2008, and 2007, respectively.
We report the effect of tax deductions in excess of recognized stock-based compensation cost as a financing cash flow, which were $5 million, $9 million, and $311 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Business Combinations
Effective January 1, 2009, we adopted the new provisions of ASC Topic 805, “Business Combinations,” which address the recognition and measurement of (i) identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and (ii) goodwill acquired or gain from a bargain purchase. In addition, acquisition-related costs are accounted for as expenses in the period in which the costs are incurred and the services are received. These provisions were applied to the acquisition of certain ethanol plants from VeraSun Energy Corporation (VeraSun, with the acquisition referred to as the VeraSun Acquisition) in the second quarter of 2009, which is discussed in Note 2.
Defined Benefit Pension Plans
In December 2008, the FASB modified ASC Topic 715, “Compensation—Retirement Benefits,” to require enhanced disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk. These disclosures are effective for fiscal years ending after December 15, 2009, with earlier application permitted. See Note 21 for the additional disclosures required by this accounting pronouncement. Since only disclosures are affected by these requirements, the adoption of these provisions effective December 31, 2009 did not affect our financial position or results of operations.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, ASC Topic 810, “Consolidation,” was modified to provide guidance for the accounting and reporting of noncontrolling interests, changes in controlling interests, and the deconsolidation of subsidiaries. In addition, this modification provided that an entity shall disclose pro forma net income and pro forma earnings per share if an entity has one or more noncontrolling interests. The adoption of these provisions of Topic 810 effective January 1, 2009 did not affect our financial position or results of operations.
Subsequent Events
In May 2009, ASC Topic 855, “Subsequent Events,” was issued, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, guidance was provided regarding (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions that occur after the balance sheet date. The provisions of Topic 855 are to be applied prospectively and are effective for interim or annual financial periods ending after June 15, 2009. The adoption of the provisions of Topic 855 in the second quarter of 2009 did not affect our financial position or results of operations but did result in additional disclosures, which are provided above under “Basis of Presentation and Principles of Consolidation.”
New Accounting Pronouncements
FASB Statement No. 166
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” According to ASC Topic 105, “Generally Accepted Accounting Principles,” Statement No. 166 shall continue to represent authoritative guidance until it is integrated into the Codification. Statement No. 166 amends and clarifies provisions related to the transfer of financial assets in order to address application and disclosure issues. In general, Statement No. 166 clarifies the requirements for derecognizing transferred financial assets, removes the concept of a qualifying special-purpose entity and related exceptions, and requires additional disclosures related to transfers of financial assets. Statement No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 166 effective January 1, 2010 has not had a material effect on our financial position or results of operations.
FASB Statement No. 167
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” According to ASC Topic 105, Statement No. 167 shall continue to represent authoritative guidance until it is integrated into the Codification. Statement No. 167 amends provisions related to variable interest entities to include entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated by Statement No. 166. This statement also clarifies consolidation requirements and expands disclosure requirements related to variable interest entities. Statement No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application is prohibited. The adoption of Statement No. 167 effective January 1, 2010 has not had a material effect on our financial position or results of operations.
Fair Value Measurements and Disclosures
In January 2010, the provisions of ASC Topic 820 were modified to require additional disclosures, including transfers in and out of Level 1 and 2 fair value measurements and the gross basis presentation of the reconciliation of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (including interim periods). Early adoption is permitted. We have adopted all of these provisions of ASC Topic 820 effective December 31, 2009. Since only disclosures are affected by these requirements, the adoption of these provisions did not affect our financial position or results of operations.
Reclassifications
Certain amounts for 2008 and 2007 that were previously reported in our annual report on Form 10-K for the year ended December 31, 2008 have been reclassified to conform to the 2009 presentation. Our consolidated balance sheet as of December 31, 2008 and our consolidated statements of income for the years ended December 31, 2008 and 2007 have been reclassified to present the assets, liabilities, and operations of the Delaware City Refinery as discontinued operations. In addition, asset impairment losses

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(discussed in Note 3) have been presented on a separate line in the 2009 consolidated statement of income due to the materiality of the amount in 2009. For comparability with this presentation, asset impairment losses resulting from the cancellation of certain capital projects classified as “construction in progress” for the year ended December 31, 2008 have been reclassified from operating expenses and reflected on a separate line. The asset impairment losses are also presented on a separate line in the consolidated statements of cash flows, which resulted in an adjustment to capital expenditures previously reported for the year ended December 31, 2008.
2. ACQUISITIONS, DISPOSITIONS, AND PERMANENT PLANT CLOSURE
Shutdown of Delaware City Refinery
On November 20, 2009, we announced the permanent shutdown of our Delaware City Refinery due to financial losses caused by poor economic conditions, significant capital spending requirements, and high operating costs. In the fourth quarter of 2009, we recorded a pre-tax loss of $1.9 billion, of which $1.4 billion represented the write-down of the book value of the refinery assets to net realizable value (see discussion in Note 3 below). The remaining loss was comprised primarily of $132 million related to the recognition of previously deferred losses on cash flow hedges that were discontinued due to the shutdown (see Note 18), $95 million of asset retirement obligations, $81 million of cancelled capital projects, $56 million of contract cancellation costs, and $47 million of employee termination costs. In addition to the loss resulting from the permanent shutdown of our Delaware City Refinery, the results of operations of the Delaware City Refinery for 2009 also included $377 million of other pre-tax asset impairment losses, including both operating assets and projects in progress as further discussed in Note 3, and $393 million of pre-tax losses from operations. During 2008, the Delaware City Refinery incurred a pre-tax loss of $190 million, comprised of $132 million of operating losses, $41 million of goodwill impairment loss, and $17 million of asset impairment losses. The consolidated statements of income reflect the operations related to the Delaware City Refinery in “income (loss) from discontinued operations, net of income taxes” for all periods presented. The remaining carrying amount of the Delaware City Refinery assets as of December 31, 2009 is immaterial.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information related to the assets, liabilities, and operations of the Delaware City Refinery is summarized as follows (in millions).

	December 31,
	2009	2008

Current assets related to discontinued operations:
Receivables, net	$6	$2
Inventories	4	17
Prepaid expenses and other	1	–

Total current assets related to discontinued operations	$11	$19

Long-term assets related to discontinued operations:
Property, plant and equipment, net	$15	$1,792
Deferred charges and other assets, net	–	94
Deferred income taxes	57	–

Total long-term assets related to discontinued operations	$72	$1,886

Current liabilities related to discontinued operations:
Accounts payable	$90	$123
Accrued expenses	124	4

Total current liabilities related to discontinued operations	$214	$127

Long-term liabilities related to discontinued operations:
Deferred income taxes	$–	$334
Other long-term liabilities	11	3

Total long-term liabilities related to discontinued operations	$11	$337

	Year Ended December 31,
	2009	2008	2007

Operating revenues	$2,764	$5,978	$5,340
Income (loss) before income tax expense	(2,637)	(190)	290
Acquisition of VeraSun Assets
In the second quarter of 2009, we acquired seven ethanol plants and a site under development from VeraSun. Because VeraSun was subject to bankruptcy proceedings and different lenders were involved with various plants, three separate closings were required to consummate the acquisition of these ethanol plants. On April 1, 2009, we closed on the acquisition of ethanol plants located in Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; and Welcome, Minnesota, and a site under development located in Reynolds, Indiana for consideration of $350 million. Through subsequent closings on April 9, 2009 and May 8, 2009, we acquired VeraSun’s ethanol plant in Albert City, Iowa, for consideration of $72 million and VeraSun’s ethanol plant in Albion, Nebraska, for consideration of $55 million, respectively. In conjunction with the acquisition of the seven ethanol plants, we also paid $79 million primarily for inventory and certain other working capital. We have elected to use the LIFO method of accounting for the commodity inventories related to the acquired ethanol business. We incurred approximately $10 million of acquisition-related costs that were recognized in general and administrative expenses in the consolidated statement of income for the year ended December 31, 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The acquired ethanol business involves the production and marketing of ethanol and its co-products, including distillers grains. The ethanol operations are reflected as a reportable segment in Note 20, the operations of which complement our existing clean motor fuels business. The acquisition cost was funded with part of the proceeds from a $1 billion issuance of notes in March 2009, which is discussed in Note 12.
An independent appraisal of the assets acquired in the VeraSun Acquisition was completed, and the assets acquired and the liabilities assumed were recognized at their acquisition-date fair values as determined by the appraisal and other evaluations as follows (in millions):

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
The consolidated statements of income include the results of operations of the various ethanol plants commencing on their respective closing dates. The operating revenues and net income associated with the acquired ethanol plants included in our consolidated statement of income for the year ended December 31, 2009, and the consolidated pro forma operating revenues, net income (loss), and earnings (loss) per common share – assuming dilution of the combined entity had the VeraSun Acquisition occurred on January 1, 2009, 2008, and 2007, are shown in the table below (in millions, except per share amounts). The pro forma information assumes that the purchase price was funded with proceeds from the issuance of $556 million of debt on January 1 of each respective year. The pro forma financial information is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2009	2008	2007

Actual amounts from acquired business:
Operating revenues	$1,198	N/A	N/A
Net income	92	N/A	N/A

Consolidated pro forma:
Operating revenues	68,367	$114,625	$90,766
Income (loss) from continuing operations	(358)	(1,110)	4,388
Earnings (loss) per common share from continuing operations - assuming dilution	(0.66)	(2.12)	7.42
Sale of Krotz Springs Refinery
Effective July 1, 2008, we sold our refinery in Krotz Springs, Louisiana to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc. The nature and significance of our post-closing

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
participation in an offtake agreement with Alon represents a continuation of activities with the Krotz Springs Refinery for accounting purposes, and as such the results of operations related to the Krotz Springs Refinery have not been presented as discontinued operations in the consolidated statements of income for the years ended December 31, 2008 and 2007. Under the offtake agreement, we agreed to (i) purchase all refined products from the Krotz Springs Refinery for three months after the effective date of the sale, (ii) purchase certain products for an additional one to five years after the expiration of the initial three-month period of the agreement, and (iii) provide certain refined products to Alon that are not produced at the Krotz Springs Refinery for an initial term of 15 months and thereafter until terminated by either party.
The sale resulted in a pre-tax gain of $305 million ($170 million after tax), which is presented as a separate line item in the consolidated statement of income for the year ended December 31, 2008. Cash proceeds, net of certain costs related to the sale, were $463 million, including approximately $135 million from the sale of working capital to Alon primarily related to the sale of inventory by our marketing and supply subsidiary.
In addition to the cash consideration received, we also received contingent consideration in the form of a three-year earn-out agreement based on certain product margins. This earn-out agreement qualified as a derivative contract and had a fair value of $171 million as of July 1, 2008. We hedged the risk of a decline in the referenced product margins by entering into certain commodity derivative contracts. On August 27, 2009, we settled the earn-out agreement with Alon for $35 million, of which $18 million was received on the settlement date and the remaining amount will be received in eight payments of $2.2 million each quarter beginning in the fourth quarter of 2009. In connection with the settlement of the earn-out agreement, we effectively closed our positions in the related commodity derivative contracts during the third quarter of 2009, as a result of which we locked in $175 million of cash proceeds on those contracts, approximately $105 million of which was received as of December 31, 2009 with the remaining proceeds to be received in varying monthly amounts through July 2011. As such, the total amount earned on the Alon earn-out agreement, including the related commodity derivative contracts, was $210 million.
Financial information as of July 1, 2008 related to the Krotz Springs Refinery assets and liabilities sold is summarized as follows (in millions):

Current assets (primarily inventory)	$138
Property, plant and equipment, net	153
Goodwill	42
Deferred charges and other assets, net	4

Assets held for sale	$337

Current liabilities	$10

Liabilities related to assets held for sale	$10

Sale of Lima Refinery
Effective July 1, 2007, we sold our refinery in Lima, Ohio to Husky Refining Company (Husky), a wholly owned subsidiary of Husky Energy Inc. In addition, our marketing and supply subsidiary separately sold certain inventory amounts to Husky as part of this transaction. The consolidated

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
statements of income reflect the operations related to the Lima Refinery for the periods prior to the effective date of the sale in “income (loss) from discontinued operations, net of income taxes.”
Proceeds from the sale were approximately $2.4 billion, including approximately $550 million from the sale of working capital to Husky primarily related to the sale of inventory by our marketing and supply subsidiary. The sale resulted in a pre-tax gain of $827 million, or $426 million after tax, which is included as a part of the reported income from discontinued operations in the consolidated statement of income for the year ended December 31, 2007.
Financial information related to the assets and liabilities sold is summarized as follows (in millions). The statement of income information presented below for 2007 does not include the gain on the sale of the Lima Refinery.

July 1,
2007

Current assets (primarily inventory)	$570
Property, plant and equipment, net	929
Goodwill	107
Deferred charges and other assets, net	46

Assets held for sale	$1,652

Current liabilities, including current portion of capital lease obligation	$15
Capital lease obligation, excluding current portion	38

Liabilities related to assets held for sale	$53

Year Ended
December 31,
2007

Operating revenues	$2,231
Income before income tax expense	391
Minor Acquisitions
In June 2009, we purchased the Trans-Texas Pipeline, the Wynnewood Pipeline, and their related tank and storage facilities from NuStar Logistics, L.P. for $29 million. These assets provide transportation and storage services for moving refined products from our McKee Refinery to Mont Belvieu, Texas, and from our Ardmore Refinery to the Magellan pipeline system in the Midwest.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Subsequent Acquisition of Additional Ethanol Plants
In December 2009, we signed an agreement with ASA Ethanol Holdings, LLC (ASA) to buy two ethanol plants that had been previously owned by VeraSun. The two plants are located in Linden, Indiana and Bloomingburg, Ohio. In December 2009, we made a $20 million advance payment towards the purchase of these facilities, and in January 2010, we completed the acquisition for a total purchase price of approximately $200 million.
Also in December 2009, we received approval from a bankruptcy court to acquire an ethanol facility located near Jefferson, Wisconsin from Renew Energy LLC for $72 million plus certain receivables and inventories. In December 2009, we made a $1 million advance payment towards the purchase of this facility. We completed this acquisition on February 4, 2010.
3. IMPAIRMENTS
Goodwill Impairment
As shown in Note 9, as of December 31, 2007, we had goodwill with a balance of $4.0 billion. All of our goodwill was allocated among four reporting units that comprise the refining segment. These reporting units are the Gulf Coast, Mid-Continent, Northeast, and West Coast refining regions. Our annual test for impairment of goodwill was historically performed as of October 1 of each year. However, during the fourth quarter of 2008, there were severe disruptions in the capital and commodities markets that contributed to a significant decline in our common stock price. As a result, our equity market capitalization fell significantly below our net book value. Because this situation is an indicator that goodwill may be impaired, we performed an additional analysis to evaluate the potential impairment of our goodwill as of December 31, 2008. Based on this additional analysis, we determined that all of the goodwill in our four reporting units was impaired, which resulted in the recognition of a goodwill impairment loss of $4.1 billion ($4.0 billion after tax), of which $41 million ($40 million after tax) was attributed to the Delaware City Refinery and therefore reclassified to discontinued operations. For purposes of this goodwill impairment test, the fair value of each reporting unit was estimated based on the present value of expected future cash flows, with the present value determined using discount rates that reflected the risk inherent in the assets and risk premiums that reflected the volatility in the industry and the financial markets.
Impairment of Property, Plant and Equipment, Excluding Capital Projects
Due to the adverse changes in market conditions during 2008 discussed under “Goodwill Impairment” above, we also evaluated our significant operating assets for potential impairment as of December 31, 2008, and we determined that the carrying amount of each of these assets was recoverable. However, the economic slowdown that began in 2008 continued throughout 2009, thereby impacting demand for refined products and putting significant pressure on refined product margins. Due to these economic conditions, in June 2009, we announced our plan to shut down the Aruba Refinery temporarily as narrow heavy sour crude oil differentials made the refinery uneconomical to operate. The Aruba Refinery was shut down in July 2009 and is expected to continue to be shut down until market conditions improve. We are continuing to evaluate potential alternatives for this refinery, which may include the sale of the refinery. In addition, we have negotiated a settlement of various tax disputes with the Government of Aruba (GOA), which will be presented to the Aruban Parliament for approval and implementation. The outcome of this agreement could have a significant impact on the future economics of this refinery (see Note 23). As of December 31, 2009, the Aruba Refinery had a net book value of approximately $1.0 billion.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2009, we announced the shutdown of our coker and gasification units at our Delaware City Refinery also due to economic reasons. The coker unit was expected to remain shut down until economics improved and the gasification unit was permanently shut down. As a result, we recorded a pre-tax loss of approximately $280 million in the third quarter of 2009 related to the abandonment of that unit. In November 2009, our board of directors approved a plan to permanently shut down our Delaware City Refinery due to its financial losses caused by poor economic conditions, significant capital spending requirements, and high operating costs. Due to the permanent shutdown of the Delaware City Refinery, we recorded a pre-tax loss of $1.4 billion related to the write-down of depreciable property, plant and equipment to its net realizable value and the write-off of the remaining balance of deferred turnaround and catalyst costs (see discussion in Note 2 above).
As a result of the above factors, we readdressed the potential impairment of all of our facilities (excluding the Delaware City Refinery assets) as of December 31, 2009 based on an assumption that we would operate these facilities in the future, incorporating updated price assumptions into our future estimated undiscounted cash flows. In addition, we considered the probability of any asset sale proceeds related to potential sales scenarios that existed as of December 31, 2009. Based on our analysis, we determined that the carrying amount of each of our significant operating assets continued to be recoverable as of December 31, 2009. Our analysis, as it relates to our Aruba and Paulsboro Refineries, did not indicate impairment. However, the expected future cash flows from these refineries did not exceed their respective net book values by a large amount. As such, future unfavorable price assumption changes or an increase in the likelihood of a potential sale could result in a significant write-down of these assets.
During 2010, management intends to evaluate strategic alternatives for our Paulsboro Refinery. These alternatives could include a temporary shutdown, alternative processing configurations and arrangements, or a possible sale. The net book value of the Paulsboro Refinery was approximately $1.3 billion as of December 31, 2009.
Capital Project Write-offs
Due to the impact of the continuing economic slowdown on refining industry fundamentals, we further evaluated all of our capital projects classified as “construction in progress” during 2009. This was a continuation of an ongoing process that had commenced during the second half of 2008. As a result of this assessment, certain additional capital projects were permanently cancelled, resulting in write-offs of $408 million of project costs for the year ended December 31, 2009. This amount includes $178 million of project costs related to our Delaware City Refinery ($81 million of which was included in the $1.9 billion shutdown loss discussed in Note 2), the write-off of which is reported in discontinued operations in the consolidated statement of income. During the year ended December 31, 2008, we wrote off $103 million of capital projects (including $17 million related to the Delaware City Refinery that is reported as discontinued operations), the amount of which has been reclassified from operating expenses and presented separately for comparability with the 2009 presentation.
In addition to capital projects that have been written off, we have also suspended construction activity on various other projects. For example, our two hydrocracker projects on the Gulf Coast, one at the St. Charles Refinery and the other at the Port Arthur Refinery, have been temporarily suspended until market conditions and cash flows improve. As of December 31, 2009, approximately $1.1 billion of costs had been incurred on these two projects. In addition, various other projects with a total cost of approximately $600 million as of December 31, 2009 have also been temporarily suspended. These suspended projects remain in our strategic plan and were included in our impairment evaluations

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discussed above, and the costs incurred to date have not been written off. We believe that the overall market conditions and our cash flows will improve in the future such that the completion and recoverability of these temporarily suspended projects is probable.
Effect of Impairment Assumptions
Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for additional potential asset impairments until conditions improve. The determination of future cash flows requires us to make significant estimates and assumptions about the future operations of our refineries, including overall throughput volumes, types of crude oil processed, types of products produced, and prices for crude oil and refined products. Prices for crude oil and refined products fluctuate significantly based on market factors, as well as geopolitical matters. Prices, in turn, impact refinery throughput assumptions. We believe that our estimates are reasonable; however, future cash flows will differ from our estimates and such differences may be material.
The sensitivity of our estimates is most significant with respect to the Aruba Refinery and the Paulsboro Refinery. As discussed above, we temporarily shut down the Aruba Refinery in July 2009. Our cash flow estimates assume that this refinery will restart in 2011 due to our expectation of improved prices resulting from an expected improvement in the worldwide economy. We have also assumed a high probability of a settlement with the GOA on our outstanding tax disputes. Should prices fail to improve as expected or other factors occur that result in our decision not to restart the refinery when expected, we may determine that the Aruba Refinery is impaired, and the resulting impairment loss could be material to our results of operations. With respect to the Paulsboro Refinery, the refinery’s expected future cash flows are primarily sensitive to differences between expected and actual refined product prices. In addition, future developments from our evaluation of strategic alternatives for the Paulsboro Refinery (including a potential sale) could significantly impact our asset impairment assumptions. Should we determine that the Paulsboro Refinery is impaired, the resulting impairment loss could be material to our results of operations.
4. RESTRICTED CASH
Restricted cash consisted of the following (in millions):

	December 31,
	2009	2008

Cash held in trust related to the UDS Acquisition	$–	$22
Cash held in trust related to the Premcor Acquisition	7	7
Cash related to escrow agreement with the Government of Aruba (see Note 23)	115	102

Restricted cash	$122	$131

The cash held in trust related to the UDS Acquisition as of December 31, 2008 was released during 2009 due to the expiration of the statute of limitations for certain payments for which the cash had been restricted.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2009	2008

Accounts receivable	$3,800	$2,937
Notes receivable and other	18	16

	3,818	2,953
Allowance for doubtful accounts	(45)	(58)

Receivables, net	$3,773	$2,895

The changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Balance as of beginning of year	$58	$43	$33
Increase in allowance charged to expense	28	43	34
Accounts charged against the allowance, net of recoveries	(42)	(27)	(25)
Foreign currency translation	1	(1)	1

Balance as of end of year	$45	$58	$43

6. INVENTORIES
Inventories consisted of the following (in millions):

	December 31,
	2009	2008

Refinery feedstocks	$2,124	$2,140
Refined products and blendstocks	2,317	2,224
Ethanol feedstocks and products	141	–
Convenience store merchandise	96	90
Materials and supplies	185	166

Inventories	$4,863	$4,620

Refinery feedstock and refined product and blendstock inventory volumes totaled 113 million barrels and 114 million barrels as of December 31, 2009 and 2008, respectively. In addition, the ethanol segment inventories comprised 9 million bushels of corn, 48 million gallons of ethanol, and 69,000 tons of distillers grains as of December 31, 2009. Overall during 2009, we had a net liquidation of LIFO inventory layers that were established in prior years, the effect of which was to increase cost of sales by $66 million. There were no substantial liquidations of LIFO inventory layers for the years ended December 31, 2008 and 2007.
As of December 31, 2009 and 2008, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $4.5 billion and $686 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment, which include capital lease assets, consisted of the following (in millions):

	Estimated	December 31,
	Useful Lives	2009	2008

Land		$646	$602
Crude oil processing facilities	10 - 33 years	20,819	19,333
Butane processing facilities	30 years	246	246
Pipeline and terminal facilities	24 - 44 years	668	549
Grain processing equipment	22 years	399	–
Retail facilities	5 - 22 years	851	787
Buildings	13 - 47 years	1,013	872
Other	2 - 44 years	1,208	1,098
Construction in progress		2,756	2,632

Property, plant and equipment, at cost		28,606	26,119
Accumulated depreciation		(5,594)	(4,698)

Property, plant and equipment, net		$23,012	$21,421

We had crude oil processing facilities, pipeline and terminal facilities, and certain buildings and other equipment under capital leases totaling $55 million and $54 million as of December 31, 2009 and 2008, respectively. Accumulated amortization on assets under capital leases was $17 million and $13 million, respectively, as of December 31, 2009 and 2008.
Depreciation expense related to continuing operations for the years ended December 31, 2009, 2008, and 2007 was $973 million, $921 million, and $848 million, respectively.
8. INTANGIBLE ASSETS
Intangible assets consisted of the following (in millions):

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Cost	Amortization	Cost	Amortization

Intangible assets subject to amortization:
Customer lists	$114	$(57)	$97	$(43)
Canadian retail operations	147	(30)	127	(22)
U.S. retail store operations	78	(64)	95	(76)
Air emission credits	62	(34)	62	(29)
Royalties and licenses	25	(14)	25	(12)
Gasoline and diesel sulfur credits	–	–	27	(27)
Other	–	–	4	(4)

Intangible assets subject to amortization	$426	$(199)	$437	$(213)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $25 million, $33 million, and $48 million for the years ended December 31, 2009, 2008, and 2007,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
respectively. The estimated aggregate amortization expense for the years ending December 31, 2010 through December 31, 2014 is as follows (in millions):

Amortization
Expense

2010	$22
2011	16
2012	16
2013	16
2014	16
During the year ended December 31, 2009, both gross cost and accumulated amortization decreased by $50 million due to the retirement of certain intangible assets, and gross cost and accumulated amortization of intangible assets increased by $35 million and $11 million, respectively, due to fluctuations in the Canadian dollar exchange rate.
9. GOODWILL
The changes in the carrying amount of goodwill for the year ended December 31, 2008 were as follows (in millions):

Balance as of December 31, 2007	$4,019
Settlements and adjustments related to acquisition tax contingencies, stock option exercises, and other	50
Goodwill impairment loss	(4,069)

Balance as of December 31, 2008	$–

Settlements and adjustments related to acquisition tax contingencies, stock option exercises, and other reflected in the table above relate primarily to settlements and adjustments of various income tax contingencies assumed in the UDS and Premcor Acquisitions and exercises of stock options assumed in those acquisitions, the effects of which were recorded as purchase price adjustments. See Note 3 for a discussion of the goodwill impairment loss recognized in 2008.
10. DEFERRED CHARGES AND OTHER ASSETS
“Deferred charges and other assets, net” includes refinery turnaround and catalyst costs, which are deferred and amortized as discussed in Note 1. Amortization expense related to continuing operations for deferred refinery turnaround and catalyst costs was $417 million, $394 million, and $336 million for the years ended December 31, 2009, 2008, and 2007, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cameron Highway Oil Pipeline Project
We own a 50% interest in Cameron Highway Oil Pipeline Company, a general partnership formed to construct and operate a crude oil pipeline. The 390-mile crude oil pipeline delivers up to 500,000 barrels per day from the Gulf of Mexico to the major refining areas of Port Arthur and Texas City, Texas. Our investment in Cameron Highway Oil Pipeline Company is accounted for using the equity method and is included in “deferred charges and other assets, net” in the consolidated balance sheets. During May and June of 2007, we made cash capital contributions of $215 million representing our 50% portion of the amount required to enable the joint venture to redeem its fixed-rate notes and variable-rate debt. As of December 31, 2009 and 2008, our investment in Cameron Highway Oil Pipeline Company totaled $281 million and $289 million, respectively.
11. ACCRUED EXPENSES
Accrued expenses consisted of the following (in millions):

	December 31,
	2009	2008

Employee wage and benefit costs	$156	$165
Interest expense	100	66
Derivative liabilities	109	7
Environmental liabilities	41	42
Other	108	90

Accrued expenses	$514	$370

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. DEBT AND CAPITAL LEASE OBLIGATIONS
Debt balances, at stated values, and capital lease obligations consisted of the following (in millions):

		December 31,
	Maturity	2009	2008

Bank credit facilities	Various	$–	$–
Industrial revenue bonds:
Tax-exempt Revenue Refunding Bonds (a):
Series 1997A, 5.45%	2027	24	24
Series 1997B, 5.40%	2018	33	33
Series 1997C, 5.40%	2018	33	33
Series 1997D, 5.125%	2009	–	9
Tax-exempt Waste Disposal Revenue Bonds:
Series 1997, 5.6%	2031	25	25
Series 1998, 5.6%	2032	25	25
Series 1999, 5.7%	2032	25	25
Series 2001, 6.65%	2032	19	19
3.50% notes	2009	–	200
4.75% notes	2013	300	300
4.75% notes	2014	200	200
6.125% notes	2017	750	750
6.625% notes	2037	1,500	1,500
6.875% notes	2012	750	750
7.50% notes	2032	750	750
8.75% notes	2030	200	200
Debentures:
7.25%	2010	25	25
7.65%	2026	100	100
8.75%	2015	75	75
Senior Notes:
6.125%	2011	200	200
6.70%	2013	180	180
6.75%	2011	210	210
6.75%	2014	185	185
6.75%	2037	24	100
7.20%	2017	200	200
7.45%	2097	100	100
7.50%	2015	287	287
9.375%	2019	750	–
10.50%	2039	250	–
Other debt	2010	200	100
Net unamortized discount, including fair value adjustments		(56)	(68)

Total debt		7,364	6,537
Capital lease obligations, including unamortized fair value adjustments of $3 and $3		36	39

Total debt and capital lease obligations		7,400	6,576
Less current portion		(237)	(312)

Debt and capital lease obligations, less current portion		$7,163	$6,264

(a)
The maturity dates reflected for the Series 1997A, 1997B, and 1997C tax-exempt revenue refunding bonds represent their final maturity dates; however, principal payments on these bonds commence in 2010.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bank Credit Facilities
We have a revolving credit facility (the Revolver) that has a maturity date of November 2012. As of December 31, 2008, the Revolver had a borrowing capacity of $2.5 billion. In October 2009, Aurora Bank FSB (Aurora, formerly Lehman Brothers Bank, FSB), one of the participating banks under the Revolver, failed to fund its loan commitment related to our borrowing under this facility. Aurora’s aggregate commitment under the Revolver was $84 million. As a result, our borrowing capacity under the Revolver has been effectively reduced to $2.4 billion. Borrowings under the Revolver bear interest at LIBOR plus a margin, or an alternate base rate as defined under the agreement. We are also being charged various fees and expenses in connection with the Revolver, including facility fees and letter of credit fees. The interest rate and fees under the Revolver are subject to adjustment based upon the credit ratings assigned to our non-bank debt. The Revolver also includes certain restrictive covenants including a debt-to-capitalization ratio.
During the years ended December 31, 2009 and 2008, we borrowed and repaid $39 million and $296 million, respectively, under the Revolver. There were no borrowings under the Revolver during the year ended December 31, 2007. As of December 31, 2009 and 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding under this committed facility totaled $104 million and $199 million, respectively.
In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to Cdn. $115 million. In December 2007, the Canadian credit facility was amended to extend the maturity date from December 2010 to December 2012. As of December 31, 2009 and 2008, we had no borrowings outstanding under our Canadian credit facility and letters of credit issued under this credit facility totaled Cdn. $22 million and Cdn. $19 million, respectively.
In June 2008, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million to support certain of our crude oil purchases. In June 2009, we amended this agreement to extend the maturity date to June 2010. We are being charged letter of credit issuance fees in connection with this letter of credit facility. As of December 31, 2009 and 2008, we had $195 million and $150 million, respectively, of outstanding letters of credit issued under this revolving credit facility.
In July 2008, we entered into a one-year committed revolving letter of credit facility under which we could obtain letters of credit of up to $275 million. As of December 31, 2008, we had $82 million of outstanding letters of credit issued under this credit facility. This credit facility expired in July 2009.
We also have various uncommitted short-term bank credit facilities. As of December 31, 2009 and 2008, we had no borrowings outstanding under our uncommitted short-term bank credit facilities; however, there were $259 million and $201 million, respectively, of letters of credit outstanding under such facilities for which we are charged letter of credit issuance fees. The uncommitted credit facilities have no commitment fees or compensating balance requirements.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
balance of $2.5 billion was repaid in June 2007 using available cash and proceeds from our issuance of long-term notes in June 2007 described below.
Non-Bank Debt
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
In February 2010, we issued $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020. Proceeds from the issuance of these notes totaled approximately $1.24 billion, before deducting underwriting discounts of $8 million, and will be used for general corporate purposes, including the refinancing of debt.
Also in February 2010, we called for redemption our 7.50% senior notes with a maturity date of June 15, 2015 for $294 million, or 102.5% of stated value. The redemption date will be March 15, 2010. These notes will have a carrying amount of $296 million as of the redemption date, resulting in a small gain on the redemption.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. In June 2009, we amended the agreement to extend the maturity date to June 2010. We use this program as a source of working capital funding. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our consolidated financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.
As of December 31, 2009 and 2008, $1.8 billion and $1.3 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. The amount of eligible receivables sold to the third-party entities and financial institutions was $200 million and $100 million as of December 31, 2009 and 2008, respectively. Proceeds from the sale of receivables under this facility are reflected as debt in our consolidated balance sheets and is presented as “other debt” in the table of debt and capital leases at the beginning of this Note 12. During the year ended December 31, 2009, we sold additional eligible receivables under this program of $950 million and repaid $850 million.
We remain responsible for servicing the receivables sold to the third-party entities and financial institutions and pay certain fees related to our sale of receivables under the program. The costs we incurred related to this facility were $8 million, $6 million, and $40 million for the years ended December 31, 2009, 2008, and 2007, respectively. Proceeds from collections under this facility of $5.5 billion, $3.3 billion, and $19.3 billion for the years ended December 31, 2009, 2008, and 2007, respectively, were reinvested in the program by the third-party entities and financial institutions. However, the third-party entities’ and financial institutions’ interests in our accounts receivable were never in excess of the sales facility limits at any time under this program. No accounts receivable included in this program were written off during 2009, 2008, or 2007.
Other Disclosures
Our revolving bank credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principal payments due on debt as of December 31, 2009 were as follows (in millions):

2010	$233
2011	418
2012	759
2013	489
2014	395
Thereafter	5,126
Net unamortized discount and fair value adjustments	(56)

Total	$7,364

For payments due on capital lease obligations, see Note 23.
As of December 31, 2009 and 2008, the estimated fair value of our debt, including current portion, was as follows (in millions):

	December 31,
	2009	2008

Carrying amount	$7,364	$6,537
Fair value	8,228	6,462
13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2009	2008

Employee benefit plan liabilities	$703	$1,036
Tax liabilities for uncertain income tax positions	481	226
Environmental liabilities	238	255
Other tax liabilities	103	189
Insurance liabilities	84	90
Asset retirement obligations	76	72
Deferred gain on sale of assets to NuStar Energy L.P.	70	92
Unfavorable lease obligations	32	38
Other	82	160

Other long-term liabilities	$1,869	$2,158

Employee benefit plan liabilities include the long-term obligation for our pension and other postretirement benefit plans as discussed in Note 21 as well as certain other employee benefit obligations. Tax liabilities for uncertain income tax positions are discussed in Note 19. Environmental liabilities reflect the long-term portion of our estimated remediation costs for environmental matters as discussed in Note 24. Other tax liabilities include long-term liabilities for various taxes such as sales, franchise, and excise taxes as well as interest accrued on all tax-related liabilities, including income taxes.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below reflects the changes in our asset retirement obligations (in millions). See Note 1 under “Asset Retirement Obligations” for a discussion of the liability related to these obligations. Asset retirement obligations related to our shutdown Delaware City Refinery are included in current and long-term liabilities related to discontinued operations in our consolidated balance sheets.

	Year Ended December 31,
	2009	2008	2007

Balance as of beginning of year	$72	$70	$51
Additions to accrual	4	4	1
Accretion expense	3	3	2
Settlements	(3)	(4)	(13)
Changes in timing and amount of estimated cash flows	–	–	28
Foreign currency translation	–	(1)	1

Balance as of end of year	$76	$72	$70

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. STOCKHOLDERS’ EQUITY
Share Activity
For the years ended December 31, 2009, 2008, and 2007, activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common	Treasury
	Stock	Stock

Balance as of December 31, 2006	627	(24)
Shares repurchased under $6 billion common stock purchase program	–	(70)
Shares issued, net of shares repurchased, in connection with employee stock plans and other	–	3

Balance as of December 31, 2007	627	(91)
Shares repurchased under $6 billion common stock purchase program	–	(18)
Shares repurchased, net of shares issued, in connection with employee stock plans and other	–	(2)

Balance as of December 31, 2008	627	(111)
Sale of common stock	46	–
Shares issued, net of shares repurchased, in connection with employee stock plans and other	–	2

Balance as of December 31, 2009	673	(109)

Common Stock Offering
On June 3, 2009, we sold in a public offering 46 million shares of our common stock, which included 6 million shares related to an overallotment option exercised by the underwriters, at a price of $18.00 per share and received proceeds, net of underwriting discounts and commissions and other issuance costs, of $799 million.
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $.01 per share. No shares of preferred stock were outstanding during the years ended December 31, 2009, 2008, and 2007.
Treasury Stock
We purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions.
On April 25, 2007, our board of directors approved an amendment to our pre-existing $2 billion common stock purchase program to increase the authorized purchases under the program to $6 billion. Stock purchases under the program are made from time to time at prevailing prices as permitted by securities laws and other legal requirements, and are subject to market conditions and other factors. The program does not have a scheduled expiration date.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On February 28, 2008, our board of directors approved a $3 billion common stock purchase program, which is in addition to the remaining amount under the $6 billion program previously authorized. This additional $3 billion program has no expiration date. As of December 31, 2009, we had made no purchases of our common stock under this $3 billion program. As of December 31, 2009, we have approvals under these stock purchase programs to purchase approximately $3.5 billion of our common stock.
During the years ended December 31, 2009, 2008, and 2007, we purchased 0.2 million, 23.0 million, and 84.3 million shares of our common stock, respectively, at a cost of $4 million, $955 million, and $5.8 billion, respectively. These purchases were made in connection with the administration of our employee benefit plans and the $6 billion common stock purchase program authorized by our board of directors, including the effect of the accelerated share repurchase program discussed above. During the years ended December 31, 2009, 2008, and 2007, we issued 2.7 million, 2.5 million, and 16.1 million shares from treasury, respectively, for our employee benefit plans.
Common Stock Dividends
On January 26, 2010, our board of directors declared a quarterly cash dividend of $0.05 per common share payable March 17, 2010 to holders of record at the close of business on February 17, 2010.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income
Accumulated balances for each component of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign		Net Gain	Accumulated
	Currency	Pension/OPEB	(Loss) On	Other
	Translation	Liability	Cash Flow	Comprehensive
	Adjustment	Adjustment	Hedges	Income (Loss)

Balance as of December 31, 2006	$330	$(110)	$45	$265
2007 change	250	86	(28)	308

Balance as of December 31, 2007	580	(24)	17	573
2008 change	(490)	(411)	152	(749)

Balance as of December 31, 2008	90	(435)	169	(176)
2009 change	375	218	(52)	541

Balance as of December 31, 2009	$465	$(217)	$117	$365

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share amounts from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2009		2008		2007
	Restricted	Common	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock	Stock	Stock

Earnings (loss) per common share from continuing operations:
Income (loss) from continuing operations		$(352)		$(1,012)		$4,377
Less dividends paid:
Common stock		323		298		270
Nonvested restricted stock		1		1		1

Undistributed earnings (loss)		$(676)		$(1,311)		$4,106

Weighted-average common shares outstanding	2	541	1	524	1	565

Earnings (loss) per common share from continuing operations:
Distributed earnings	$0.61	$0.60	$0.56	$0.57	$0.47	$0.48
Undistributed earnings (loss)	–	(1.25)	–	(2.50)	7.25	7.25

Total earnings (loss) per common share from continuing operations (1)	$0.61	$(0.65)	$0.56	$(1.93)	$7.72	$7.73

Earnings (loss) per common share from continuing operations – assuming dilution:
Income (loss) from continuing operations		$(352)		$(1,012)		$4,377
Less: Cash paid in final settlement of accelerated share repurchase program		–		–		94

Income (loss) from continuing operations – assuming dilution		$(352)		$(1,012)		$4,283

Weighted-average common shares outstanding		541		524		565
Common equivalent shares (2):
Stock options		–		–		13
Restricted stock and other		–		–		1

Weighted-average common shares outstanding – assuming dilution		541		524		579

Earnings (loss) per common share from continuing operations - assuming dilution		$(0.65)		$(1.93)		$7.40

(1)
In addition to the change in earnings (loss) per common share from continuing operations resulting from the reclassification of the results of operations of the Delaware City Refinery as discontinued operations, the basic earnings per common share amount for the year ended December 31, 2007 decreased by $0.02 per share from the amount originally reported as a result of the adoption of certain modifications that require our restricted stock to be treated as a participating security in calculating basic earnings per common share effective January 1, 2009, as

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discussed in Note 1. The change related to our restricted stock had no effect on the basic loss per common share originally reported for the year ended December 31, 2008.

(2)	Common equivalent shares were excluded from the computation of diluted loss per share for the years ended December 31, 2009 and 2008 because the effect of including such shares would be antidilutive.
The following table reflects potentially dilutive securities that were excluded from the calculation of “earnings (loss) per common share from continuing operations – assuming dilution” as the effect of including such securities would have been antidilutive (in millions). For the years ended December 31, 2009 and 2008, common equivalent shares, which represent primarily stock options, were excluded as a result of the net losses reported for 2009 and 2008. In addition, for all years, certain stock option amounts presented below were excluded, representing outstanding stock options for which the exercise prices were greater than the average market price of the common shares during each respective reporting period.

	Year Ended December 31,
	2009	2008	2007

Common equivalent shares	4	7	–
Stock options	12	7	2
16. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Decrease (increase) in current assets:
Restricted cash	$9	$(100)	$–
Receivables, net	(806)	4,865	(3,227)
Inventories	(77)	(705)	(249)
Income taxes receivable	(668)	(197)	32
Prepaid expenses and other	47	(7)	(58)
Increase (decrease) in current liabilities:
Accounts payable	1,475	(4,985)	2,557
Accrued expenses	73	(51)	(20)
Taxes other than income taxes	107	(4)	15
Income taxes payable	95	(446)	481

Changes in current assets and current liabilities	$255	$(1,630)	$(469)

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
changes in assets and liabilities related to the discontinued operations of the Delaware City Refinery prior to its shutdown are reflected in the line items to which the changes relate in the table above;

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

There were no significant noncash investing or financing activities for the year ended December 31, 2009. Noncash investing activities for the year ended December 31, 2008 included the contingent consideration received in the form of the earn-out agreement related to the sale of the Krotz Springs Refinery discussed in Note 2. Noncash investing activities for the years ended December 31, 2008 and 2007 included adjustments to goodwill and certain noncurrent liabilities resulting from adjustments to the purchase price allocations related to the Premcor and UDS Acquisitions (as discussed in Note 9).
Cash flows related to the discontinued operations of the Delaware City Refinery and the Lima Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statements of cash flows for all years presented and are summarized as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Cash provided by (used in) operating activities:
Delaware City Refinery	$(126)	$81	$348
Lima Refinery	–	–	260

Cash used in investing activities:
Delaware City Refinery	(153)	(268)	(130)
Lima Refinery	–	–	(14)
Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Interest paid in excess of amount capitalized	$390	$351	$331
Income taxes paid (net of tax refunds received)	(165)	1,455	2,014

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. FAIR VALUE MEASUREMENTS
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
The tables below present information (dollars in millions) about our financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2009 and 2008.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Commodity derivative contracts	$10	$349	$–	$359
Nonqualified benefit plans	99	–	10	109
Liabilities:
Commodity derivative contracts	100	9	–	109
Certain nonqualified benefit plans	34	–	–	34

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets:
Commodity derivative contracts	$40	$610	$–	$650
Nonqualified benefit plans	98	–	–	98
Alon earn-out agreement	–	–	13	13
Liabilities:
Commodity derivative contracts	–	7	–	7
Certain nonqualified benefit plans	26	–	–	26
The valuation methods used to measure our financial instruments at fair value are as follows:
•
Commodity derivative contracts, consisting primarily of exchange-traded futures and swaps, are measured at fair value using the market approach. Exchange-traded futures are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, with appropriate consideration of counterparty credit risk, but since they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy.

•
The nonqualified benefit plan assets and certain nonqualified benefit plan liabilities categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on quotations from national security exchanges. The nonqualified benefit plan assets categorized in Level 3 of the fair value hierarchy represent insurance contracts, the fair values of which are provided by the insurer.

•
The Alon earn-out agreement, which we received as partial consideration for the sale of our Krotz Springs Refinery in July 2008, was measured at fair value using a discounted cash flow model and was categorized in Level 3 of the fair value hierarchy through July 2009. Significant inputs to the model included expected payments and discount rates that considered the effects of both credit risk and the time value of money. On August 27, 2009, we settled the Alon earn-out agreement as discussed in Note 2. We have elected not to apply the fair value option to this settlement receivable.

Cash received from brokers of $64 million, resulting from the equity in broker accounts covered by master netting arrangements exceeding the minimum margin requirements for such accounts, is netted against the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation.
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008

Balance at beginning of year	$13	$–
Alon earn-out agreement (see Note 2)	(33)	171
Net realized and unrealized gains (losses) included in earnings	20	(158)
Transfers in and/or out of Level 3	10	–

Balance at end of year	$10	$13

The above realized and unrealized gains and losses, which are reported in “other income, net” in the consolidated statements of income, related to the Alon earn-out agreement that was settled in August 2009, as discussed above. These gains and losses were offset by the recognition in “other income, net” of losses and gains on derivative instruments entered into to hedge the risk of changes in the fair value of the Alon earn-out agreement. The derivative instruments used to hedge the Alon earn-out agreement prior to the settlement are included in the “commodity derivative contracts” amounts reflected in the fair value table as of December 31, 2008 above.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents information (dollars in millions) about our nonfinancial assets and liabilities measured and recorded at fair value on a nonrecurring basis that arose on or after January 1, 2009, and indicates the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2009.

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of	Total
	Markets	Inputs	Inputs	December 31,	Gains
	(Level 1)	(Level 2)	(Level 3)	2009	(Losses)

Assets:
Long-lived assets of discontinued Delaware City Refinery	$–	$–	$15	$15	$(1,901)
Cancelled capital projects in progress related to continuing operations	–	–	–	–	(230)
Liabilities:
Asset retirement obligations	–	–	108	108	(95)
The $15 million fair value of the discontinued Delaware City Refinery represents our estimated net realizable value for the combined cycle power plant, which was the only part of the refinery that was deemed to have any salvage value as of December 31, 2009. The $1.9 billion loss, which is reflected in discontinued operations for the year ended December 31, 2009, relates to the impairment loss recognized related to all long-lived assets of the Delaware City Refinery, as discussed further in Notes 2 and 3. See Note 3 for a discussion of the loss resulting from the cancellation of various capital projects in progress.
Asset retirement obligations in the table above are calculated based on the present value of estimated removal and other closure costs using our internal risk-free rate of return or appropriate equivalent. The $95 million loss relates to asset retirement costs associated with the shutdown of the Delaware City Refinery, which is included in the loss from discontinued operations in the consolidated statement of income for the year ended December 31, 2009.
18. PRICE RISK MANAGEMENT ACTIVITIES
We enter into derivative instruments to manage our exposure to commodity price risk, interest rate risk, and foreign currency risk, and to hedge price risk on other contractual derivatives into which we have entered. In addition, we use derivative instruments for trading purposes based on our fundamental and technical analysis of market conditions. All derivative instruments are recorded on our balance sheet as either assets or liabilities measured at their fair values. When we enter into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge, or a trading activity. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of other comprehensive income and is then recorded in income in the period or periods during which the hedged forecasted transaction affects

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred. For our economic hedging relationships (hedges not designated as fair value or cash flow hedges) and for derivative instruments entered into by us for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income. The cash flow effects of all of our derivative contracts are reflected in operating activities in the consolidated statements of cash flows for all periods presented.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil, refined product, and grain prices, as well as volatility in the price of natural gas used in our refining operations. To reduce the impact of this price volatility on our results of operations and cash flows, we use commodity derivative instruments, including swaps, futures, and options, to manage our exposure to commodity price risks. For such risk management purposes, we use fair value hedges, cash flow hedges, and economic hedges.
In addition to the use of derivative instruments to manage commodity price risk, we also enter into certain commodity derivative instruments for trading purposes. Our objectives for entering into each of these types of derivative instruments and the level of activity of each as of December 31, 2009 are described below.
Fair Value Hedges
Fair value hedges are used to hedge certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and normally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels.
As of December 31, 2009, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Derivative Instrument / Maturity	Contract Volumes
Futures – short (2010)	4,880

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash Flow Hedges
Cash flow hedges are used to hedge certain forecasted feedstock and product purchases, refined product sales, and natural gas purchases. The purpose of our cash flow hedges is to lock in the price of forecasted feedstock, product, or natural gas purchases or refined product sales at existing market prices that are deemed favorable by management.
As of December 31, 2009, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Derivative Instrument / Maturity	Contract Volumes
Swaps – long:
2010	42,600
Swaps – short:
2010	42,600

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Economic Hedges
Economic hedges are hedges not designated as fair value or cash flow hedges that are used to (i) manage price volatility in certain refinery feedstock, refined product, and grain inventories, and (ii) manage price volatility in certain forecasted refinery feedstock, product, and grain purchases, refined product sales, and natural gas purchases. In addition, through August 2009, we used economic hedges to manage price volatility in the referenced product margins associated with the Alon earn-out agreement, which was a separate contractual derivative that we entered into with the sale of our Krotz Springs Refinery but which was settled in August 2009, as further discussed in Note 2. Our objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into that would allow us to achieve “hedge deferral accounting.” As of December 31, 2009, we had the following outstanding commodity derivative instruments that were entered into as economic hedges. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as grain contracts that are presented in thousands of bushels).

Derivative Instrument / Maturity	Contract Volumes
Swaps – long:
2010	139,901
2011	27,250
Swaps – short:
2010	88,244
2011	23,875
Futures – long:
2010	204,810
2010 (grain)	7,155
2011 (grain)	150
Futures – short:
2010	199,566
2010 (grain)	23,250
2011 (grain)	160
Options – long:
2010	522
Options – short:
2010	500

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Trading Activities
These represent commodity derivative instruments held or issued for trading purposes. Our objective in entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to crude oil and refined products that management perceives as opportunities to benefit our results of operations and cash flows, but for which there are no related physical transactions. As of December 31, 2009, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

Derivative Instrument / Maturity	Contract Volumes
Swaps – long:
2010	27,201
2011	3,000
Swaps – short:
2010	31,201
2011	3,900
Futures – long:
2010	40,188
2011	10
2010 (natural gas)	100
Futures – short:
2010	40,164
2011	10
2010 (natural gas)	100
Options – long:
2010	250
Options – short:
2010	1,250
Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, we have at times used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. These interest rate swap agreements are generally accounted for as fair value hedges. However, we had no outstanding interest rate swap agreements during the years ended December 31, 2009, 2008, and 2007.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of December 31, 2009, we had commitments to purchase $456 million of U.S. dollars and commitments to sell $604 million of U.S. dollars. These commitments matured on or before February 1, 2010, resulting in a $3 million loss in the first quarter of 2010.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of December 31, 2009 (in millions) and the line items in the balance sheet in which the fair values are reflected. See Note 17 for additional information related to the fair values of our derivative instruments. As indicated in Note 17, we net fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under master netting arrangements. The table below, however, is presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts. In addition, in Note 17 we netted cash received from brokers attributable to excess margin against the fair value of the commodity derivatives; this cash receipt is not reflected in the table below.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1	Receivables, net	$2
Futures	Accrued expenses	13	Accrued expenses	37
Swaps	Receivables, net	308	Receivables, net	271
Swaps	Prepaid expenses and other current assets	579	Prepaid expenses and other current assets	415
Swaps	Accrued expenses	28	Accrued expenses	19

Total derivatives designated as hedging instruments		$929		$744

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$34	Receivables, net	$29
Futures	Accrued expenses	2,094	Accrued expenses	2,101
Swaps	Receivables, net	506	Receivables, net	370
Swaps	Prepaid expenses and other current assets	1,049	Prepaid expenses and other current assets	1,037
Swaps	Accrued expenses	46	Accrued expenses	62
Options	Prepaid expenses and other current assets	–	Prepaid expenses and other current assets	–
Options	Accrued expenses	–	Accrued expenses	1
Foreign currency contracts	Receivables, net	–	Accounts payable	–

Total derivatives not designated as hedging instruments		$3,729		$3,600

Total derivatives		$4,658		$4,344

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
As of December 31, 2009, we had net receivables related to derivative instruments of $19 million from counterparties in the refining industry and $157 million from counterparties in the financial services industry. These amounts represent the aggregate receivables from companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.
Effect of Derivative Instruments on Statements of Income and Other Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments for the year ended December 31, 2009 (in millions), and the line items in the financial statements in which such gains and losses are reflected.

Derivatives	Location of	Amount of	Location of	Amount of	Amount of
in Fair	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
Value	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in Income
Hedging	Income on	Income on	Income on	Income on	for Ineffective Portion
Relationships	Derivatives	Derivatives	Hedged Item	Hedged Item	of Derivative (1)
Commodity contracts	Cost of sales	$(75)	Cost of sales	$69	$(6)

Total		$(75)		$69	(6)

(1)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

	Amount of	Location of	Amount of	Location of	Amount of
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
Derivatives in	Recognized in	Reclassified from	Reclassified	Recognized in	Recognized in
Cash Flow	OCI on	Accumulated OCI	from Accumulated	Income on	Income on
Hedging	Derivatives	into Income	OCI into Income	Derivatives	Derivatives
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion) (1)
Commodity contracts (2)	$125	Cost of sales	$337	Cost of sales	$3
Commodity contracts	–	Income (loss) from discontinued operations, net of income taxes	(132)	N.A.	–

Total	$125		$205		$3

(1)	No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
For the year ended December 31, 2009, cash flow hedges primarily related to forward sales of distillates and associated forward purchases of crude oil, with $117 million of cumulative after-tax gains on cash flow hedges remaining in accumulated other comprehensive income as of December 31, 2009. We expect that all of the deferred gains at December 31, 2009 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the year ended December 31, 2009, there were $132 million of pre-tax losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting. This amount, which is the amount classified as a loss from discontinued operations in the table, relates to the forecasted sales of distillates that will not occur due to the shutdown of the Delaware City Refinery.

Derivatives Designated as Economic	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedges and Other Derivative	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Commodity contracts	Cost of sales	$55
Foreign currency contracts	Cost of sales	(22)

		33

Alon earn-out agreement	Other income, net	20
Alon earn-out hedge (commodity contracts)	Other income, net	(62)

		(42)

Total		$(9)

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Designated as	Recognized in Income on	Recognized in Income on
Trading Activities	Derivatives	Derivatives
Commodity contracts	Cost of sales	$126

Total		$126

19. INCOME TAXES
Income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations was as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

U.S. operations	$(504)	$(64)	$5,556
Canadian operations	222	605	458
Aruban operations	(167)	(14)	422

Income (loss) from continuing operations before income tax expense (benefit)	$(449)	$527	$6,436

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of income tax expense (benefit) related to continuing operations to income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income (loss) from continuing operations before income tax expense (benefit) (in millions):

	Year Ended December 31,
	2009	2008	2007

Federal income tax expense (benefit) at the U.S. statutory rate	$(157)	$184	$2,253
U.S. state income tax expense (benefit), net of U.S. federal income tax effect	(12)	30	78
U.S. manufacturing deduction	9	(59)	(84)
Canadian operations	(6)	(27)	(48)
Aruban operations	81	7	(144)
Goodwill impairment	–	1,353	–
Permanent differences	(7)	26	16
Other, net	(5)	25	(12)

Income tax expense (benefit)	$(97)	$1,539	$2,059

The Aruba Refinery’s profits are currently non-taxable in Aruba due to a tax holiday granted by the GOA. The tax holiday had an immaterial effect on our consolidated results of operations for the years ended December 31, 2009, 2008, and 2007.
Components of income tax expense (benefit) related to continuing operations were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Current:
U.S. federal	$(379)	$828	$1,710
U.S. state	(14)	18	93
Canada	120	45	202
Aruba	22	2	3

Total current	(251)	893	2,008

Deferred:
U.S. federal	212	478	114
U.S. state	(5)	28	27
Canada	(53)	140	(90)

Total deferred	154	646	51

Income tax expense (benefit)	$(97)	$1,539	$2,059

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2009	2008

Deferred income tax assets:
Tax credit carryforwards	$88	$91
Net operating losses (NOL)	241	78
Compensation and employee benefit liabilities	304	394
Environmental	84	93
Inventories	152	72
Other assets	234	298

Total deferred income tax assets	1,103	1,026
Less: Valuation allowance	(200)	(62)

Net deferred income tax assets	903	964

Deferred income tax liabilities:
Turnarounds	(212)	(216)
Property, plant and equipment	(4,337)	(4,230)
Inventories	(399)	(628)
Other	(91)	(106)

Total deferred income tax liabilities	(5,039)	(5,180)

Net deferred income tax liabilities	$(4,136)	$(4,216)

As of December 31, 2009, we had the following U.S. federal and state income tax credit and loss carryforwards (in millions):

	Amount	Expiration

U.S. state income tax credits	$51	2010 through 2029
U.S. state income tax credits	38	Unlimited
Foreign tax credit	30	2011
U.S. state NOL	4,451	2010 through 2029
U.S. federal NOL	40	2029
We have recorded a valuation allowance as of December 31, 2009 and 2008, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain state net operating losses, state income tax credits, and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets recorded as of December 31, 2009 is primarily dependent upon our ability to generate future taxable income in certain states and foreign source income in the United States.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Subsequently recognized tax benefits related to the valuation allowance for deferred income tax assets as of December 31, 2009 will be allocated as follows (in millions):

Income tax benefit in consolidated statement of income	$195
Additional paid-in capital	5

Total	$200

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of our foreign subsidiaries based on the determination that such differences are essentially permanent in duration in that the earnings of these subsidiaries are expected to be indefinitely reinvested in foreign operations. As of December 31, 2009, the cumulative undistributed earnings of these subsidiaries were approximately $4.1 billion. If those earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on those earnings, if distributed.
The following is a reconciliation of the change in unrecognized tax benefits, excluding the effect of related penalties and interest and the federal tax effect of state unrecognized tax benefits (in millions):

	Year Ended December 31,
	2009	2008	2007

Balance as of beginning of year	$238	$164	$160
Additions based on tax positions related to the current year	158	17	32
Additions for tax positions related to prior years	106	67	13
Reductions for tax positions related to prior years	(6)	(5)	(36)
Reductions for tax positions related to the lapse of applicable statute of limitations	(1)	(5)	–
Settlements	(11)	–	(5)

Balance as of end of year	$484	$238	$164

Included in the balance as of December 31, 2009 and 2008 are $155 million and $136 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our consolidated statements of income. During the years ended December 31, 2009, 2008, and 2007, we recognized approximately $22 million, $22 million, and $1 million in interest and penalties. We had accrued approximately $90 million and $68 million for the payment of interest and penalties as of December 31, 2009 and 2008, respectively.
Our tax years through 2001 and UDS’s tax years through 2001 are closed to adjustment by the Internal Revenue Service. Valero’s separate tax years 2000 and 2001 (prior to the UDS Acquisition) were settled in 2009. During 2008, Valero settled Premcor’s 2002-2003 separate tax year audit. Our tax years 2002 through 2005 are currently under examination and Premcor’s separate tax years 2004 and 2005 are also under examination. During 2007, the Internal Revenue Service proposed adjustments to our 2002 and 2003 taxable income, including adjustments related to inventory and depreciation methods. We are

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
protesting the proposed adjustments and do not expect that the ultimate disposition of these findings will result in a material change to our financial position or results of operations. We believe that adequate provisions for income taxes have been reflected in the consolidated financial statements.
20. SEGMENT INFORMATION
Prior to the second quarter of 2009, we had two reportable segments, which were refining and retail. As a result of the VeraSun Acquisition during the second quarter of 2009 (as discussed in Note 2), ethanol is now being presented as a third reportable segment. Our refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations. The retail segment includes company-operated convenience stores, Canadian dealers/jobbers and truckstop facilities, cardlock facilities, and home heating oil operations. Our ethanol segment includes sales of internally-produced ethanol and distillers grains. Operations that are not included in any of the three reportable segments are included in the corporate category.
The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.
The following table reflects activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total

Year ended December 31, 2009:
Operating revenues from external customers	$59,061	$7,885	$1,198	$–	$68,144
Intersegment revenues	5,137	–	137	–	5,274
Depreciation and amortization expense	1,261	101	18	48	1,428
Operating income (loss)	105	293	165	(621)	(58)
Total expenditures for long-lived assets	2,482	66	5	39	2,592

Year ended December 31, 2008:
Operating revenues from external customers	102,608	10,528	–	–	113,136
Intersegment revenues	7,703	–	–	–	7,703
Depreciation and amortization expense	1,214	105	–	44	1,363
Operating income (loss)	995	369	–	(603)	761
Total expenditures for long-lived assets	2,689	104	–	141	2,934

Year ended December 31, 2007:
Operating revenues from external customers	81,103	8,884	–	–	89,987
Intersegment revenues	6,298	–	–	–	6,298
Depreciation and amortization expense	1,106	90	–	48	1,244
Operating income (loss)	7,067	249	–	(686)	6,630
Total expenditures for long-lived assets	2,342	107	–	193	2,642

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our principal products include conventional and CARB (California Air Resources Board) gasolines, RBOB (reformulated gasoline blendstock for oxygenate blending), ultra-low-sulfur diesel, and oxygenates and other gasoline blendstocks. We also produce a substantial slate of middle distillates, jet fuel, and petrochemicals, in addition to lube oils and asphalt. Other product revenues include such products as gas oils, No. 6 fuel oil, and petroleum coke. Operating revenues from external customers for our principal products for the years ended December 31, 2009, 2008, and 2007 were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Refining:
Gasolines and blendstocks	$29,830	$44,885	$40,059
Distillates	21,911	43,629	29,653
Petrochemicals	2,275	4,017	3,563
Lubes and asphalts	1,576	2,770	1,837
Other product revenues	3,469	7,307	5,991

Total refining operating revenues	59,061	102,608	81,103

Retail:
Fuel sales (gasoline and diesel)	6,148	8,750	7,235
Merchandise sales and other	1,505	1,446	1,356
Home heating oil	232	332	293

Total retail operating revenues	7,885	10,528	8,884

Ethanol:
Ethanol	1,032	–	–
Distillers grains	166	–	–

Total ethanol operating revenues	1,198	–	–

Consolidated operating revenues	$68,144	$113,136	$89,987

Operating revenues by geographic area for the years ended December 31, 2009, 2008, and 2007 are shown in the table below (in millions). The geographic area is based on location of customer.

	Year Ended December 31,
	2009	2008	2007

United States	$58,792	$95,163	$76,828
Canada	6,048	9,961	8,142
Other countries	3,304	8,012	5,017

Consolidated operating revenues	$68,144	$113,136	$89,987

For the years ended December 31, 2009, 2008, and 2007, no customer accounted for more than 10% of our consolidated operating revenues.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-lived assets include property, plant and equipment, intangible assets subject to amortization, and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets, including long-lived assets related to discontinued operations, consisted of the following (in millions):

	December 31,
	2009	2008

United States	$20,810	$21,327
Canada	2,239	1,999
Aruba	1,002	1,045

Consolidated long-lived assets	$24,051	$24,371

Total assets by reportable segment, including assets related to discontinued operations, were as follows (in millions):

	December 31,
	2009	2008

Refining	$30,701	$30,801
Retail	1,875	1,818
Ethanol	654	–
Corporate	2,399	1,798

Total consolidated assets	$35,629	$34,417

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in benefit obligation, the changes in fair value of plan assets, and the funded status of our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2009 and 2008 were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$1,492	$1,292	$520	$477
Service cost	104	92	12	13
Interest cost	79	76	25	28
Participant contributions	–	–	9	7
Plan amendments	–	–	(51)	–
Special termination benefits	6	–	1	–
Medicare subsidy for prescription drugs	–	–	1	2
Benefits paid	(74)	(75)	(28)	(27)
Actuarial (gain) loss	(153)	107	(27)	26
Foreign currency exchange rate changes	–	–	4	(6)

Benefit obligation at end of year	$1,454	$1,492	$466	$520

Change in plan assets:
Fair value of plan assets at beginning of year	$1,005	$1,358	$–	$–
Actual return on plan assets	228	(400)	–	–
Valero contributions	92	122	18	18
Participant contributions	–	–	9	7
Medicare subsidy for prescription drugs	–	–	1	2
Benefits paid	(74)	(75)	(28)	(27)

Fair value of plan assets at end of year	$1,251	$1,005	$–	$–

Reconciliation of funded status:
Fair value of plan assets at end of year	$1,251	$1,005	$–	$–
Less: Benefit obligation at end of year	1,454	1,492	466	520

Funded status at end of year	$(203)	$(487)	$(466)	$(520)

The pre-tax amounts related to our Pension Plans and other postretirement benefit plans recognized in our consolidated balance sheets as of December 31, 2009 and 2008 were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Accrued expenses	$(19)	$(13)	$(25)	$(22)
Other long-term liabilities	(184)	(474)	(441)	(498)
Accumulated other comprehensive (income) loss	358	645	(21)	43

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The pre-tax amounts in accumulated other comprehensive income as of December 31, 2009 and 2008 that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Prior service cost (credit)	$16	$19	$(115)	$(84)
Net actuarial loss	342	626	94	127

Total	$358	$645	$(21)	$43

The following amounts included in accumulated other comprehensive income as of December 31, 2009 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2010 (in millions):

		Other
	Pension	Postretirement
	Plans	Benefit Plans

Amortization of prior service cost (credit)	$3	$(20)
Amortization of loss	1	4

Total	$4	$(16)

As of both December 31, 2009 and 2008, the accumulated benefit obligation for our Pension Plans was $1.2 billion. With the exception of our main Qualified Plan as of December 31, 2009, the accumulated benefit obligation for each of our Pension Plans was in excess of the fair value of plan assets as of December 31, 2009 and 2008. Due to an increase in the fair value of the assets of our main Qualified Plan during 2009, the fair value of plan assets for our main Qualified Plan was in excess of the accumulated benefit obligation by $163 million as of December 31, 2009, thus resulting in the reduced amounts reflected in the table below. The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for our Pension Plans for which the accumulated benefit obligation exceeded the fair value of plan assets were as follows (in millions):

	December 31,
	2009	2008

Projected benefit obligation	$249	$1,492
Accumulated benefit obligation	221	1,201
Fair value of plan assets	81	1,005
There are no plan assets for our other postretirement benefit plans, and no assets related to our Supplemental Plans are included in the fair value of plan assets above. The assets of the Qualified Plans are measured at fair value using a market approach based on quotations from national securities exchanges and are categorized as Level 1 of the fair value hierarchy.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of the assets of our Qualified Plans by category as of December 31, 2009 were as follows (in millions):

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Equity securities:
Valero Energy Corporation common stock	$15	$–	$–	$15
Other U.S. companies (a)	519	–	–	519
International companies	98	–	–	98
Preferred stock	2	–	–	2
Mutual funds:
International growth	107	–	–	107
Index funds (b)	60	–	–	60
Corporate debt instruments	257	–	–	257
Government securities:
U.S. Treasury securities	66	–	–	66
Mortgage-backed securities	1	–	–	1
Other government securities	89	–	–	89
Cash and cash equivalents	37	–	–	37

Total	$1,251	$–	$–	$1,251

(a)	Equity securities are held in a wide range of industrial sectors, including consumer goods, information technology, healthcare, industrials, and financial services.

(b)	These funds invest in the common stock of U.S. companies in the following approximate proportions: 70% large-cap; 20% mid-cap, and 10% small-cap.
Equity securities in the Qualified Plans include our common stock in the amount of approximately $20 million (2% of total Qualified Plan assets) as of December 31, 2008.
The investment policies and strategies for the assets of our Qualified Plans incorporate a diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the Qualified Plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Qualified Plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. As of December 31, 2009, the target allocations for plan assets are 70% equity securities and 30% fixed income investments. Equity securities include investments in U.S. and foreign companies, including Valero Energy Corporation common stock. Fixed income securities include bonds and notes issued by the U.S. government and its

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
We have less than $1 million of minimum required contributions to our Qualified Plans during 2010 under the Employee Retirement Income Security Act; however, we plan to contribute approximately $50 million to our Qualified Plans during 2010, of which $30 million was contributed during February 2010.
The following benefit payments, which reflect expected future service and anticipated Medicare subsidy, as appropriate, are expected to be paid (received) for the years ending December 31 (in millions):

	Pension	Other	Health Care
	Benefits	Benefits	Subsidy Receipts

2010	$73	$24	$(2)
2011	78	27	(2)
2012	82	28	(3)
2013	93	29	(3)
2014	113	31	(3)
Years 2015-2019	682	171	(25)
The components of net periodic benefit cost were as follows for the years ended December 31, 2009, 2008, and 2007 (in millions):

				Other Postretirement
	Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$104	$92	$95	$12	$13	$13
Interest cost	79	76	71	25	28	27
Expected return on plan assets	(108)	(105)	(84)	–	–	–
Amortization of:
Prior service cost (credit)	3	3	3	(19)	(9)	(9)
Net loss	10	2	9	6	3	6

Net periodic benefit cost before special charges	88	68	94	24	35	37
Charge for special termination benefits	7	–	14	1	–	1

Net periodic benefit cost	$95	$68	$108	$25	$35	$38

Amortization of prior service cost (credit) shown in the above table was based on the average remaining service period of employees expected to receive benefits under each respective plan. The charge for special termination benefits in 2009 relates to early retirement programs at our Delaware City and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Paulsboro Refineries. The special termination charge for 2007 pertained to early retirement programs associated with reorganizations in our refining and retail business segments.
Pre-tax amounts recognized in other comprehensive income for the years ended December 31, 2009 and 2008 were as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Net (gain) loss arising during the year:
Net actuarial loss (gain)	$(273)	$612	$(27)	$25
Prior service cost (credit)	–	–	(51)	–

Net gain (loss) reclassified into income:
Net actuarial (loss) gain	(10)	(2)	(6)	(3)
Prior service (cost) credit	(3)	(3)	19	9
Curtailment and settlement	(1)	–	–	–

Total changes in other comprehensive (income) loss	$(287)	$607	$(65)	$31

The weighted-average assumptions used to determine the benefit obligations as of December 31, 2009 and 2008 were as follows:

			Other Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Discount rate	5.80%	5.40%	5.68%	5.39%
Rate of compensation increase	3.47%	4.18%	–	–
The discount rate assumptions used to determine the pension plan and other postretirement benefit plan obligations as of December 31, 2009 were based on the Hewitt Above Median yield curve (HAM). The discount rate assumptions used to determine the benefit obligations as of December 31, 2008 were based on the Hewitt Bond Universe yield curve (HBU). The HAM and the HBU were designed by Hewitt Associates LLC to provide a means for plan sponsors to value the liabilities of their pension plans and other postretirement benefit plans. Both the HAM and the HBU are hypothetical double and triple A (or better) yield curves represented by a series of annualized individual discount rates with maturities from one-half year to more than 30 years. Each bond issue underlying these yield curves is required to have a rating of Aa or better by Moody’s Investors Service or a rating of AA or better by Standard & Poor’s Ratings Services. The HBU includes all of the bonds from this process. The HAM includes only those bonds with yields to maturity in the top half of each respective maturity.
Due to significant volatility in the bond market as of December 31, 2008, we based our discount rates on the HBU at the end of 2008. Because the market stabilized by the end of 2009, we based our discount rates on the HAM as of December 31, 2009, which is more representative of rates being used by other companies and more representative of the types of bonds that we would use to settle these liabilities. Prior to 2008, we selected the discount rate based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency as of December 31 of each year. The average

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
timing of benefit payments from our plans was compared to the average timing of cash flows from the long-term bonds to assess potential timing adjustments. Based on this analysis, there were no significant differences in the timing of the cash flows, and therefore no adjustments were necessary.
The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2009, 2008, and 2007 were as follows:

				Other Postretirement
	Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007

Discount rate	5.40%	6.00%	5.75%	5.39%	6.00%	5.75%
Expected long-term rate of return on plan assets	7.72%	8.23%	8.25%	–	–	–
Rate of compensation increase	4.18%	4.40%	4.43%	–	–	–
The assumed health care cost trend rates as of December 31, 2009 and 2008 were as follows:

	2009	2008

Health care cost trend rate assumed for next year	7.50%	8.30%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1	$(1)
Effect on accumulated postretirement benefit obligation	20	(18)
Defined Contribution Plans
Valero Energy Corporation Thrift Plan
We are the sponsor of the Valero Energy Corporation Thrift Plan, which is a defined contribution plan. Participation in the Thrift Plan is voluntary. Participants may participate in the plan as soon as practicable following enrollment.
Through December 31, 2009, Thrift Plan participants could make basic contributions up to 8% of their total annual salary, which included overtime and cash bonuses. In addition, participants who made a basic contribution of 8% could also make a supplemental contribution of up to 22% of their total eligible annual salary. We matched 75% of each participant’s total basic contributions up to 8% based on the participant’s total annual salary, excluding cash bonuses. Commencing January 1, 2010, we will match 100% of basic contributions up to 6% of each participant’s total annual salary, excluding cash bonuses.
Our contributions to the Thrift Plan for the years ended December 31, 2009, 2008, and 2007 were $37 million, $38 million, and $38 million, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valero Savings Plan
The Valero Savings Plan is a defined contribution plan covering our retail store employees, certain other employees supporting the retail organization, and employees at our ethanol plants. Under the Valero Savings Plan, participants can contribute from 1% to 30% of their compensation. We contribute $0.60 for every $1.00 of the participant’s contribution up to 6% of compensation.
Our contributions to the Valero Savings Plan were $5 million for each of the years ended December 31, 2009, 2008, and 2007.
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
Our contributions to the Premcor Retirement Savings Plan for the years ended December 31, 2009, 2008, and 2007 were $6 million, $6 million, and $7 million, respectively.
22. STOCK-BASED COMPENSATION
We have various fixed and performance-based stock compensation plans under which awards have been granted, which are summarized as follows:
•
The 2005 Omnibus Stock Incentive Plan (the OSIP) authorizes the grant of various stock and stock-based awards to our employees and our non-employee directors. Awards available under the OSIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, and restricted stock that vests over a period determined by our compensation committee. As of December 31, 2009, a total of 12,002,043 shares of our common stock remained available to be awarded under the OSIP.

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

•
Effective January 1, 2007, each non-employee director received an annual grant of our common stock valued at $80,000 that vested in three equal annual installments. Effective January 1, 2008, each non-employee director receives an annual grant of our common stock valued at $160,000. Vesting will occur based on the number of grants received as follows: (i) initial grants will vest in three equal annual installments, (ii) second grants will vest one-third on the first anniversary of the grant date and the remaining two-thirds on the second anniversary of the grant date, and (iii) all grants thereafter will vest 100% on the first anniversary of the grant date. As of December 31, 2009, a total of 139,247 shares of our common stock remained available to be awarded under this plan.

•	The 2003 Employee Stock Incentive Plan authorizes the grant of various stock and stock-related awards to employees and prospective employees. Awards include options to purchase shares of

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock that vests over a period determined by our compensation committee. As of December 31, 2009, a total of 148,229 shares of our common stock remained available to be awarded under this plan.

In addition, we formerly maintained other stock option and incentive plans under which previously granted equity awards remain outstanding. No additional grants may be awarded under these plans.
Each of our current stock-based compensation arrangements is discussed below. The tax benefit realized for tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $9 million, $22 million, and $336 million for the years ended December 31, 2009, 2008, and 2007, respectively.
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
The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model. The expected life of options granted is the period of time from the grant date to the date of expected exercise or other expected settlement. The expected life for each of the years in the table below was calculated using the safe harbor provisions of SEC Staff Accounting Bulletin No. 107 and No. 110 related to share-based payments. Because the vesting period for almost all of the stock options granted during the years ended December 31, 2009 and 2008 was three years rather than five years as in prior years, historical exercise patterns did not provide a reasonable basis for estimating the expected life. Expected volatility is based on closing prices of our common stock for periods corresponding to the expected life of options granted. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the grant date. A summary of the weighted-average assumptions used in our fair value measurements is presented in the table below:

	Year Ended December 31,
	2009	2008	2007

Expected life in years	6.0	4.5	5.0
Expected volatility	47.8%	43.2%	33.7%
Expected dividend yield	3.1%	3.5%	0.7%
Risk-free interest rate	2.8%	2.8%	4.0%

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the status of our stock option awards is presented in the table below.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of Stock	Price	Contractual	Intrinsic
	Options	Per Share	Term	Value
			(in years)	(in millions)

Outstanding at January 1, 2009	25,069,553	$24.76
Granted	3,766,000	19.13
Exercised	(1,280,036)	8.75
Forfeited	(929,641)	52.83

Outstanding at December 31, 2009	26,625,876	23.75	4.6	$73

Exercisable at December 31, 2009	18,264,250	21.32	3.4	73

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $6.91, $5.03, and $24.51 per stock option, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $12 million, $47 million, and $881 million, respectively. Cash received from stock option exercises for the years ended December 31, 2009, 2008, and 2007 was $11 million, $16 million, and $130 million, respectively.
As of December 31, 2009, there was $45 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately two years.
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

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

Nonvested shares at January 1, 2009	1,829,295	$35.41
Granted	1,425,710	19.22
Vested	(626,424)	37.09
Forfeited	(30,284)	35.49

Nonvested shares at December 31, 2009	2,598,297	26.12

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2009, there was $40 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately three years. The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008, and 2007 was $12 million, $12 million, and $44 million, respectively.
Performance Awards
In 2007, we issued to certain key employees performance awards, which represent rights to receive shares of Valero common stock only upon Valero’s achievement of an objective performance measure. Performance awards are subject to vesting in three annual amounts beginning approximately one year after the date of grant. The number of common shares earned each year is based on the vested award adjusted by a factor determined by our total shareholder return over a rolling three-year period compared to the total shareholder return of a defined peer group for the same time period.
During the years ended December 31, 2009 and 2008, no performance awards were granted or forfeited. The fair value of performance awards subject to vesting for the year ended December 31, 2009 was based on an expected conversion to common shares at a rate of 100% and a weighted-average fair value of $23.43 per share, representing the market price of our common stock on the grant date reduced by expected dividends over the vesting period. No performance awards vested during the year ended December 31, 2009. The total fair value of performance awards that vested during the years ended December 31, 2008 and 2007 was $4 million and $11 million, respectively.
Restricted Stock Units
As of December 31, 2009, 64,020 unvested restricted stock units were outstanding. Restricted stock units vest in equal annual amounts over a three-year or five-year period beginning one year after the date of grant. These restricted stock units are payable in cash based on the price of our common stock on the date of vesting, and therefore they are accounted for as liability-based awards. For the years ended December 31, 2009, 2008, and 2007, cash payments of $1 million, $1 million, and $8 million, respectively, were made for vested restricted stock units. During the year ended December 31, 2009, 5,340 restricted stock units were granted, 35,708 units vested, and 4,300 units were forfeited. Based on the price of our common stock on December 31, 2009, there was $1 million of unrecognized compensation cost related to outstanding unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately four years.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stores may also include provisions for contingent rental payments based on sales volumes. In most cases, we expect that in the normal course of business, our leases will be renewed or replaced by other leases.
As of December 31, 2009, our future minimum rentals and minimum rentals to be received under subleases for leases having initial or remaining noncancelable lease terms in excess of one year were as reflected in the following table (in millions):

	Operating	Capital
	Leases	Leases

2010	$348	$7
2011	230	6
2012	127	6
2013	86	6
2014	65	5
Remainder	297	17

Total minimum rental payments	1,153	47
Less minimum rentals to be received under subleases	(20)	–

Net minimum rental payments	$1,133	47

Less interest expense		(11)

Capital lease obligations		$36

Consolidated rental expense for all operating leases related to continuing operations was as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Minimum rental expense	$534	$514	$509
Contingent rental expense	21	23	24

Total rental expense	555	537	533
Less sublease rental income	(4)	(4)	(4)

Net rental expense	$551	$533	$529

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
Environmental Matters
Currently, some of the proposed federal “cap-and-trade” legislation would require businesses that emit greenhouse gases to buy emission credits from the government, other businesses, or through an auction process. In addition, refiners would be obligated to purchase emission credits associated with the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. As a result of such a program, we would be required to purchase emission credits for greenhouse gas emissions resulting from our own operations as well as from the fuels we sell. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed by Congress), any new federal restrictions on greenhouse gas emissions – including a cap-and-trade program – could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
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
Effective January 1, 2007, the Government of Aruba (GOA) enacted a turnover tax on revenues from the sale of goods produced and services rendered in Aruba. The turnover tax, which initially was 3% for on-island sales and services (but has subsequently been reduced to 1.5%) and 1% on export sales, is being assessed by the GOA on sales by our Aruba Refinery. We disputed the GOA’s assessment of the turnover tax in arbitration proceedings with the Netherlands Arbitration Institute (NAI) pursuant to which we sought to enforce our rights under a tax holiday agreement related to the refinery and other agreements. The arbitration hearing was held on February 3-4, 2009. We also filed protests of these assessments through proceedings in Aruba.
In April 2008, we entered into an escrow agreement with the GOA and Caribbean Mercantile Bank NV (CMB), pursuant to which we agreed to deposit an amount equal to the disputed turnover tax on exports into an escrow account with CMB, pending resolution of the tax protest proceedings in Aruba. Under this escrow agreement, we are required to continue to deposit an amount equal to the disputed tax on a monthly basis until the tax dispute is resolved through the Aruba proceedings. On April 20, 2009, we were notified that the Aruban tax court overruled our protests with respect to the turnover tax assessed in January and February 2007, totaling $8 million. Under the escrow agreement, we expensed and paid $8 million, plus $1 million of interest, to the GOA in the second quarter of 2009. Amounts deposited under the escrow agreement, which totaled $115 million and $102 million as of December 31, 2009 and December 31, 2008, respectively, are reflected as restricted cash in our consolidated balance sheets. In addition to the turnover tax described above, the GOA has asserted other tax amounts including approximately $35 million related to various dividends. We also challenged approximately $35 million in foreign exchange payments made to the Central Bank of Aruba as payments exempted under our tax holiday, as well as other reasons. Both the dividend tax and the foreign exchange payment matters were also addressed in the arbitration proceedings discussed above.
On November 3, 2009, we received an interim First Partial Award from the NAI arbitral panel. The panel’s ruling validated our tax holiday agreement, but the panel also ruled in favor of the GOA on our dispute of the $35 million in foreign exchange payments previously made to the Central Bank of Aruba. The panel’s decision did not, however, fully resolve the remaining two items in the arbitration, the applicable dividend tax rate and the turnover tax. With respect to the dividend tax, the panel ruled that

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the dividend tax was not a profit tax covered by the tax holiday agreement, but the panel did not address the fact that Aruban companies with tax holidays are subject to a 0% dividend withholding rate rather than the 5% rate alleged by the GOA. With respect to the turnover tax, the panel did reject our contractual claims but it decided that our non-contractual claims against the turnover tax merited further discussion with and review by the panel before a final decision could be rendered. Prior to this interim decision, no expense or liability had been recognized in our consolidated financial statements with respect to unfunded amounts. In light of the uncertain timing of any final resolution of these claims as a result of the First Partial Award from the panel, we recorded a loss contingency accrual of approximately $140 million, including interest, with respect to both the dividend and turnover taxes.
Following the November ruling, we entered into settlement discussions with the GOA. On February 24, 2010, we signed a settlement agreement that details the parties’ proposed terms for settlement of these disputes and provides a framework for taxation of our operations in Aruba on a go-forward basis as our tax holiday was set to expire on December 31, 2010. Under the proposed settlement, we will make a payment to the GOA of $118 million in consideration of a full release of all tax claims prior to the effective date of the settlement, including the turnover tax disputed in the Netherlands Arbitration. The GOA will eliminate the turnover tax on exports as of the effective date of the settlement. In addition, we will agree to exit the Tax Holiday regime following the effective date of the settlement agreement and will enter into a new tax regime under which we will be subject to a net profit tax of less than 10% on an overall basis. Beginning on the second anniversary of the settlement agreement’s effective date, we will also begin to make an annual prepayment of taxes of $10 million, with the ability to carry forward any excess tax prepayments to future tax years. The proposed settlement will not be effective until the settlement agreement is approved by the Aruban Parliament and certain laws and regulations are modified and/or established to provide for the terms of the settlement. The parties anticipate that this will occur on or before June 1, 2010. If the settlement is not effective as of June 1, 2010, we both have the right to terminate the settlement agreement and return to arbitration and the on-island proceedings to continue litigation.
Contingent Earn-Out Agreements
In connection with our acquisition of the St. Charles Refinery in 2003, the seller was entitled to receive payments in any of the seven years following the acquisition if certain average refining margins during any of those years exceeded a specified level. In connection with the Premcor Acquisition in 2005, we assumed Premcor’s obligation under a contingent earn-out agreement related to Premcor’s acquisition of the Delaware City Refinery from Motiva Enterprises LLC (Motiva). Under this agreement, Motiva was entitled to receive two separate annual earn-out payments depending on (a) the amount of crude oil processed at the refinery and the level of refining margins through May 2007, and (b) the achievement of certain performance criteria at the gasification facility through May 2006. As described below, final payments under all of these agreements have been made, and, consequently, our obligations have been fulfilled under the agreements. No payments were made during the year ended December 31, 2009.

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

		Delaware
	St. Charles	City
	Refinery	Refinery

Payments made during the year ended December 31:
2007	$50	$25
2008	25	–
Aggregate payments made through 2008	175	50
Annual maximum limit	50	25
Aggregate limit	175	50
As part of the purchase price allocation related to the acquisition of the St. Charles Refinery, a liability was accrued for the aggregate limit of potential earn-out payments totaling $175 million. The offsetting amount was reflected in property, plant and equipment and is being depreciated over the remaining lives of the assets to which the cost was allocated. In January 2008, we made a final earn-out payment of $25 million related to the acquisition of the St. Charles Refinery.
In connection with the Premcor Acquisition, a liability of $50 million was accrued as of September 1, 2005 as we believed it was probable that the maximum payments would be made related to the Delaware City Refinery margin contingency. The offsetting amount was recorded in goodwill. A final payment under this agreement was made in June 2007.
As discussed in Note 2, in July 2008 we received contingent consideration from Alon in the form of a three-year earn-out agreement based on certain product margins, as partial consideration for the sale of our Krotz Springs Refinery. On August 27, 2009, we settled this earn-out agreement with Alon for $35 million, of which $18 million was received on the settlement date and the remaining amount will be received in eight payments of $2.2 million each quarter beginning in the fourth quarter of 2009.
Keystone Pipeline
In July 2008, we entered into an agreement to participate as a prospective shipper on the 500,000 barrel-per-day expansion of the Keystone crude oil pipeline system, which is expected to be completed in 2012 or 2013. Once completed, the pipeline will enable crude oil to be transported from Western Canada to the U.S. Gulf Coast at Port Arthur, Texas. We have also secured commitments from several Canadian oil producers to sell to us heavy sour crude oil for shipment through the pipeline.
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
The balance of and changes in the accruals for environmental matters (excluding asset retirement obligations), which are principally included in other long-term liabilities described in Note 13, were as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Balance as of beginning of year	$297	$285	$298
Adjustments to estimates, net	16	72	36
Payments, net of third-party recoveries	(40)	(51)	(55)
Foreign currency translation	6	(9)	6

Balance as of end of year	$279	$297	$285

The balance of accruals for environmental matters is included in the consolidated balance sheet as follows (in millions):

	December 31,
	2009	2008

Accrued expenses	$41	$42
Other long-term liabilities	238	255

Accruals for environmental matters	$279	$297

In connection with our various acquisitions, we assumed certain environmental liabilities including, but not limited to, certain remediation obligations, site restoration costs, and certain liabilities relating to soil and groundwater remediation. In addition, we have indemnified NuStar Energy L.P. for certain environmental liabilities related to assets we previously sold to NuStar Energy L.P. that were known on the date the assets were sold or are discovered within a specified number of years after the assets were sold and result from events occurring or conditions existing prior to the date of sale.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
25. LITIGATION MATTERS
MTBE Litigation
As of February 26, 2010, we were named as a defendant in 34 active cases alleging liability related to MTBE contamination in groundwater. The plaintiffs are generally water providers, governmental authorities, and private water companies alleging that refiners and marketers of MTBE and gasoline containing MTBE are liable for manufacturing or distributing a defective product. We have been named in these lawsuits together with many other refining industry companies. We are being sued primarily as a refiner and marketer of MTBE and gasoline containing MTBE. We do not own or operate gasoline station facilities in most of the geographic locations in which damage is alleged to have occurred. The lawsuits generally seek individual, unquantified compensatory and punitive damages, injunctive relief, and attorneys’ fees. Many of the cases are pending in federal court and are consolidated for pre-trial proceedings in the U.S. District Court for the Southern District of New York (Multi-District Litigation Docket No. 1358, In re: Methyl-Tertiary Butyl Ether Products Liability Litigation). Sixteen cases are pending in state court. Discovery is open in all cases. We believe that we have strong defenses to all claims and are vigorously defending the lawsuits.
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
Retail Fuel Temperature Litigation
As of February 26, 2010, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail and wholesale petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer protection laws by failing to adjust the volume or price of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. The federal lawsuits are consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). Discovery has commenced. The court has indicated that it will rule on the Kansas-based class certification motion only (possibly in the spring of 2010), and then make a decision on how to further proceed with the rest of the docket. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Rosolowski
Rosolowski v. Clark Refining & Marketing, Inc., et al., Judicial Circuit Court, Cook County, Illinois (Case No. 95-L 014703). We assumed this lawsuit in our acquisition of Premcor Inc. The lawsuit relates in part to a 1994 release to the atmosphere of spent catalyst from the now-closed Blue Island, Illinois refinery. The case was certified as a class action in 2000 with three classes, two of which received nominal or no damages, and one of which received a sizeable jury verdict. That class consisted of local residents who claimed property damage or loss of use and enjoyment of their property over a period of several years. In 2005, the jury returned a verdict for the plaintiffs of $80 million in compensatory damages and $40 million in punitive damages. However, following our motions for new trial and judgment notwithstanding the verdict (citing, among other things, misconduct by plaintiffs’ counsel and improper class certification), the trial judge in 2006 vacated the jury’s award and decertified the class. Plaintiffs appealed, and in June 2008 the state appeals court reversed the trial judge’s decision to decertify the class and set aside the judgment. Thereafter, the Illinois Supreme Court refused to hear the case and returned it to the trial court. We have submitted renewed motions for judgment notwithstanding the verdict or, alternatively, a new trial. We are pursuing several options for resolution of this matter, including settlement. While we do not believe that the ultimate resolution of this matter will have a material effect on our financial position or results of operations, we have recorded a loss contingency liability with respect to this matter.
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
26. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the Premcor Acquisition on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of December 31, 2009:
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2009
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$78	$–	$747	$–	$825
Restricted cash	–	1	121	–	122
Receivables, net	–	24	3,749	–	3,773
Inventories	–	420	4,443	–	4,863
Income taxes receivable	858	–	888	(858)	888
Deferred income taxes	–	–	180	–	180
Prepaid expenses and other	–	5	256	–	261
Assets related to discontinued operations	–	11	–	–	11

Total current assets	936	461	10,384	(858)	10,923

Property, plant and equipment, at cost	–	4,234	24,372	–	28,606
Accumulated depreciation	–	(402)	(5,192)	–	(5,594)

Property, plant and equipment, net	–	3,832	19,180	–	23,012

Intangible assets, net	–	–	227	–	227
Investment in Valero Energy affiliates	6,456	3,807	68	(10,331)	–
Long-term notes receivable from affiliates	14,181	–	–	(14,181)	–
Deferred income tax receivable	809	–	–	(809)	–
Deferred charges and other assets, net	133	67	1,195	–	1,395
Long-term assets related to discontinued operations	–	72	–	–	72

Total assets	$22,515	$8,239	$31,054	$(26,179)	$35,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$33	$–	$204	$–	$237
Accounts payable	52	133	5,575	–	5,760
Accrued expenses	117	88	309	–	514
Taxes other than income taxes	–	19	706	–	725
Income taxes payable	–	–	953	(858)	95
Deferred income taxes	253	–	–	–	253
Liabilities related to discontinued operations	–	214	–	–	214

Total current liabilities	455	454	7,747	(858)	7,798

Debt and capital lease obligations, less current portion	6,236	895	32	–	7,163

Long-term notes payable to affiliates	–	5,924	8,257	(14,181)	–

Deferred income taxes	–	760	4,112	(809)	4,063

Other long-term liabilities	1,099	127	643	–	1,869

Long-term liabilities related to discontinued operations	–	11	–	–	11

Stockholders’ equity:
Common stock	7	–	1	(1)	7
Additional paid-in capital	7,896	3,719	6,887	(10,606)	7,896
Treasury stock	(6,721)	–	–	–	(6,721)
Retained earnings	13,178	(3,644)	3,262	382	13,178
Accumulated other comprehensive income (loss)	365	(7)	113	(106)	365

Total stockholders’ equity	14,725	68	10,263	(10,331)	14,725

Total liabilities and stockholders’ equity	$22,515	$8,239	$31,054	$(26,179)	$35,629

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of December 31, 2008
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$215	$–	$725	$–	$940
Restricted cash	23	2	106	–	131
Receivables, net	–	34	2,861	–	2,895
Inventories	–	343	4,277	–	4,620
Income taxes receivable	76	–	197	(76)	197
Deferred income taxes	–	–	98	–	98
Prepaid expenses and other	–	8	542	–	550
Assets related to discontinued operations	–	19	–	–	19

Total current assets	314	406	8,806	(76)	9,450

Property, plant and equipment, at cost	–	4,041	22,078	–	26,119
Accumulated depreciation	–	(291)	(4,407)	–	(4,698)

Property, plant and equipment, net	–	3,750	17,671	–	21,421

Intangible assets, net	–	–	224	–	224
Investment in Valero Energy affiliates	6,429	2,718	65	(9,212)	–
Long-term notes receivable from affiliates	15,225	–	–	(15,225)	–
Deferred income tax receivable	883	–	–	(883)	–
Deferred charges and other assets, net	121	42	1,273	–	1,436
Long-term assets related to discontinued operations	–	1,886	–	–	1,886

Total assets	$22,972	$8,802	$28,039	$(25,396)	$34,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$209	$–	$103	$–	$312
Accounts payable	43	291	3,989	–	4,323
Accrued expenses	82	30	258	–	370
Taxes other than income taxes	–	23	569	–	592
Income taxes payable	–	6	70	(76)	–
Deferred income taxes	485	–	–	–	485
Liabilities related to discontinued operations	–	127	–	–	127

Total current liabilities	819	477	4,989	(76)	6,209

Debt and capital lease obligations, less current portion	5,329	899	36	–	6,264

Long-term notes payable to affiliates	–	5,966	9,259	(15,225)	–

Deferred income taxes	–	866	3,846	(883)	3,829

Other long-term liabilities	1,204	192	762	–	2,158

Long-term liabilities related to discontinued operations	–	337	–	–	337

Stockholders’ equity:
Common stock	6	–	1	(1)	6
Additional paid-in capital	7,190	1,598	4,349	(5,947)	7,190
Treasury stock	(6,884)	–	–	–	(6,884)
Retained earnings	15,484	(1,523)	4,636	(3,113)	15,484
Accumulated other comprehensive income (loss)	(176)	(10)	161	(151)	(176)

Total stockholders’ equity	15,620	65	9,147	(9,212)	15,620

Total liabilities and stockholders’ equity	$22,972	$8,802	$28,039	$(25,396)	$34,417

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Year Ended December 31, 2009
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$10,864	$67,405	$(10,125)	$68,144

Costs and expenses:
Cost of sales	–	11,979	60,105	(10,125)	61,959
Operating expenses	–	287	3,024	–	3,311
Retail selling expenses	–	–	702	–	702
General and administrative expenses	3	43	526	–	572
Depreciation and amortization expense	–	129	1,299	–	1,428
Asset impairment loss	–	131	99	–	230

Total costs and expenses	3	12,569	65,755	(10,125)	68,202

Operating income (loss)	(3)	(1,705)	1,650	–	(58)
Equity in earnings (losses) of subsidiaries	(2,220)	947	(2,121)	3,394	–
Other income (expense), net	1,154	(55)	727	(1,809)	17
Interest and debt expense:
Incurred	(633)	(542)	(1,154)	1,809	(520)
Capitalized	–	13	99	–	112

Loss from continuing operations before income tax expense (benefit)	(1,702)	(1,342)	(799)	3,394	(449)
Income tax expense (benefit) (1)	280	(851)	474	–	(97)

Loss from continuing operations	(1,982)	(491)	(1,273)	3,394	(352)
Loss from discontinued operations, net of income taxes	–	(1,630)	–	–	(1,630)

Net loss	$(1,982)	$(2,121)	$(1,273)	$3,394	$(1,982)

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Year Ended December 31, 2008
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$20,105	$109,997	$(16,966)	$113,136

Costs and expenses:
Cost of sales	–	19,683	99,113	(16,966)	101,830
Operating expenses	–	443	3,603	–	4,046
Retail selling expenses	–	–	768	–	768
General and administrative expenses	(9)	40	528	–	559
Depreciation and amortization expense	–	140	1,223	–	1,363
Asset impairment loss	–	43	43	–	86
Gain on sale of Krotz Springs Refinery	–	–	(305)	–	(305)
Goodwill impairment loss	–	1,796	2,232	–	4,028

Total costs and expenses	(9)	22,145	107,205	(16,966)	112,375

Operating income (loss)	9	(2,040)	2,792	–	761
Equity in earnings (losses) of subsidiaries	(1,436)	882	(1,523)	2,077	–
Other income (expense), net	1,083	(69)	868	(1,769)	113
Interest and debt expense:
Incurred	(577)	(552)	(1,091)	1,769	(451)
Capitalized	–	17	87	–	104

Income (loss) from continuing operations before income tax expense (benefit)	(921)	(1,762)	1,133	2,077	527
Income tax expense (benefit) (1)	210	(358)	1,687	–	1,539

Loss from continuing operations	(1,131)	(1,404)	(554)	2,077	(1,012)
Loss from discontinued operations, net of income taxes	–	(119)	–	–	(119)

Net loss	$(1,131)	$(1,523)	$(554)	$2,077	$(1,131)

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Year Ended December 31, 2007
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$19,310	$89,903	$(19,226)	$89,987

Costs and expenses:
Cost of sales	–	17,694	78,591	(19,226)	77,059
Operating expenses	–	524	3,142	–	3,666
Retail selling expenses	–	–	750	–	750
General and administrative expenses	(6)	30	614	–	638
Depreciation and amortization expense	–	189	1,055	–	1,244

Total costs and expenses	(6)	18,437	84,152	(19,226)	83,357

Operating income	6	873	5,751	–	6,630
Equity in earnings of subsidiaries	4,556	668	1,320	(6,544)	–
Other income (expense), net	1,446	(245)	869	(1,903)	167
Interest and debt expense:
Incurred	(520)	(574)	(1,275)	1,903	(466)
Capitalized	–	5	100	–	105

Income from continuing operations before income tax expense	5,488	727	6,765	(6,544)	6,436
Income tax expense (1)	254	85	1,720	–	2,059

Income from continuing operations	5,234	642	5,045	(6,544)	4,377
Income from discontinued operations, net of income taxes	–	678	179	–	857

Net income	$5,234	$1,320	$5,224	$(6,544)	$5,234

(1)	The income tax expense reflected in each column does not include any tax effect of the equity in earnings of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(526)	$(1,198)	$3,547	$–	$1,823

Cash flows from investing activities:
Capital expenditures	–	(526)	(1,780)	–	(2,306)
Deferred turnaround and catalyst costs	–	(72)	(343)	–	(415)
Purchase of certain VeraSun Energy Corporation facilities	–	–	(556)	–	(556)
Advance payments related to purchase of ethanol facilities	–	–	(21)	–	(21)
Return of investment in Cameron Highway Oil Pipeline Company	–	–	27	–	27
Investments in subsidiaries	(2,335)	(142)	(2,121)	4,598	–
Return of investment	109	–	–	(109)	–
Proceeds from minor dispositions of property, plant and equipment	–	–	16	–	16
Net intercompany loan repayments	1,422	–	–	(1,422)	–
Minor acquisition	–	–	(29)	–	(29)
Other investing activities, net	–	–	(8)	–	(8)

Net cash used in investing activities	(804)	(740)	(4,815)	3,067	(3,292)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	799	–	–	–	799
Non-bank debt:
Borrowings	998	–	–	–	998
Repayments	(285)	–	–	–	(285)
Bank credit agreements:
Borrowings	39	–	–	–	39
Repayments	(39)	–	–	–	(39)
Accounts receivable sales program:
Proceeds from sale of receivables	–	–	950	–	950
Repayments	–	–	(850)	–	(850)
Common stock dividends	(324)	–	–	–	(324)
Dividend to parent	–	–	(109)	109	–
Capital contributions from parent	–	2,121	2,477	(4,598)	–
Net intercompany repayments	–	(183)	(1,239)	1,422	–
Other financing activities, net	5	–	(4)	–	1

Net cash provided by financing activities	1,193	1,938	1,225	(3,067)	1,289

Effect of foreign exchange rate changes on cash	–	–	65	–	65

Net increase (decrease) in cash and temporary cash investments	(137)	–	22	–	(115)
Cash and temporary cash investments at beginning of year	215	–	725	–	940

Cash and temporary cash investments at end of year	$78	$–	$747	$–	$825

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$46	$14	$3,035	$–	$3,095

Cash flows from investing activities:
Capital expenditures	–	(653)	(2,240)	–	(2,893)
Deferred turnaround and catalyst costs	–	(93)	(315)	–	(408)
Proceeds from sale of Krotz Springs Refinery	–	–	463	–	463
Contingent payment in connection with acquisition	–	–	(25)	–	(25)
Return of investment in Cameron Highway Oil Pipeline Company, net	–	–	24	–	24
Investments in subsidiaries	(1,235)	–	(1,523)	2,758	–
Return of investment	629	265	–	(894)	–
Proceeds from minor dispositions of property, plant and equipment	–	–	25	–	25
Net intercompany loan repayments	596	–	–	(596)	–
Minor acquisitions	–	–	(144)	–	(144)
Other investing activities, net	–	–	(7)	–	(7)

Net cash used in investing activities	(10)	(481)	(3,742)	1,268	(2,965)

Cash flows from financing activities:
Non-bank debt repayments	(6)	(368)	–	–	(374)
Bank credit agreements:
Borrowings	296	–	–	–	296
Repayments	(296)	–	–	–	(296)
Purchase of common stock for treasury	(955)	–	–	–	(955)
Issuance of common stock in connection with employee benefit plans	16	–	–	–	16
Benefit from tax deduction in excess of recognized stock-based compensation cost	9	–	–	–	9
Common stock dividends	(299)	–	–	–	(299)
Dividends to parent	–	–	(894)	894	–
Capital contributions from parent	–	1,523	1,235	(2,758)	–
Net intercompany borrowings (repayments)	–	(688)	92	596	–
Other financing activities	–	–	(4)	–	(4)

Net cash provided by (used in) financing activities	(1,235)	467	429	(1,268)	(1,607)

Effect of foreign exchange rate changes on cash	–	–	(47)	–	(47)

Net decrease in cash and temporary cash investments	(1,199)	–	(325)	–	(1,524)
Cash and temporary cash investments at beginning of year	1,414	–	1,050	–	2,464

Cash and temporary cash investments at end of year	$215	$–	$725	$–	$940

(1)
The information presented herein excludes a $918 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Valero Refining Company – Tennessee, L.L.C. (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2008.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007
(in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG (1)	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$736	$(51)	$4,573	$–	$5,258

Cash flows from investing activities:
Capital expenditures	–	(293)	(1,967)	–	(2,260)
Deferred turnaround and catalyst costs	–	(64)	(454)	–	(518)
Proceeds from sale of Lima Refinery	–	1,873	555	–	2,428
Contingent payments in connection with acquisitions	–	(25)	(50)	–	(75)
Investment in Cameron Highway Oil Pipeline Company, net	–	–	(209)	–	(209)
Investments in subsidiaries	(2,742)	(58)	–	2,800	–
Return of investment	2,383	–	1,346	(3,729)	–
Proceeds from minor dispositions of property, plant and equipment	–	3	60	–	63
Net intercompany loan repayments	3,969	–	–	(3,969)	–
Other investing activities, net	–	1	(12)	–	(11)

Net cash provided by (used in) investing activities	3,610	1,437	(731)	(4,898)	(582)

Cash flows from financing activities:
Non-bank debt:
Borrowings	2,245	–	–	–	2,245
Repayments	(280)	(183)	–	–	(463)
Bank credit agreements:
Borrowings	3,000	–	–	–	3,000
Repayments	(3,000)	–	–	–	(3,000)
Purchase of common stock for treasury	(5,788)	–	–	–	(5,788)
Issuance of common stock in connection with employee benefit plans	159	–	–	–	159
Benefit from tax deduction in excess of recognized stock-based compensation cost	311	–	–	–	311
Common stock dividends	(271)	–	–	–	(271)
Dividends to parent	–	(1,346)	(2,383)	3,729	–
Capital contributions from parent	–	–	2,800	(2,800)	–
Net intercompany borrowings (repayments)	–	143	(4,112)	3,969	–
Other financing activities	(20)	–	(4)	–	(24)

Net cash used in financing activities	(3,644)	(1,386)	(3,699)	4,898	(3,831)

Effect of foreign exchange rate changes on cash	–	–	29	–	29

Net increase in cash and temporary cash investments	702	–	172	–	874
Cash and temporary cash investments at beginning of year	712	–	878	–	1,590

Cash and temporary cash investments at end of year	$1,414	$–	$1,050	$–	$2,464

(1)
The information presented herein excludes a $686 million noncash capital contribution of property and other assets, net of certain liabilities, from PRG to Lima Refining Company (included in “Other Non-Guarantor Subsidiaries”) on April 1, 2007.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Our results of operations by quarter for the years ended December 31, 2009 and 2008 were as follows (in millions, except per share amounts):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31 (a)

Operating revenues (b)	$13,329	$17,375	$18,573	$18,867
Operating income (loss) (b)	593	(192)	(238)	(221)
Net income (loss)	309	(254)	(629)	(1,408)
Earnings (loss) per common share (c)	0.60	(0.48)	(1.12)	(2.51)
Earnings (loss) per common share – assuming dilution (c)	0.59	(0.48)	(1.12)	(2.51)

	2008 Quarter Ended
	March 31	June 30	September 30 (d)	December 31 (e)

Operating revenues (b)	$26,443	$34,824	$34,038	$17,831
Operating income (loss) (b)	498	1,268	1,787	(2,792)
Net income (loss)	261	734	1,152	(3,278)
Earnings (loss) per common share (c)	0.49	1.39	2.20	(6.36)
Earnings (loss) per common share – assuming dilution (c)	0.48	1.37	2.18	(6.36)

(a)	Net loss for the quarter ended December 31, 2009 includes the after-tax effect of a $1.9 billion loss related to the shutdown of the Delaware City Refinery, as discussed in Note 2.

(b)	Operating revenues and operating income for 2009 and 2008 exclude the operations related to the Delaware City Refinery, which are reported as discontinued operations.

(c)	Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

(d)
Operating income and net income for the quarter ended September 30, 2008 include $305 million and $170 million, respectively, related to a gain on the sale of the Krotz Springs Refinery in July 2008, as discussed in Note 2.

(e)	Operating loss and net loss for the quarter ended December 31, 2008 both include charges of $4.0 billion resulting from a goodwill impairment loss, as discussed in Note 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Internal Control over Financial Reporting.
     (a) Management’s Report on Internal Control over Financial Reporting.
The management report on Valero’s internal control over financial reporting required by Item 9A appears in Item 8 on page 60 of this report, and is incorporated herein by reference.
     (b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on Valero’s internal control over financial reporting appears in Item 8 beginning on page 62 of this report, and is incorporated herein by reference.
     (c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEMS 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders that we will file with the SEC before March 31, 2010. Certain information required by Item 401 of Regulation S-K concerning our executive officers appears in Part I of this report.
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

4.09	–	Specimen Certificate of Common Stock – incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-116668) filed June 21, 2004.

+10.01	–
Valero Energy Corporation Annual Bonus Plan, amended and restated as of July 29, 2009 – incorporated by reference to Exhibit 10.01 to Valero’s Current Report on Form 8-K dated July 29, 2009, and filed August 4, 2009 (SEC File No. 1-13175).

*+10.02	–	Valero Energy Corporation 2005 Omnibus Stock Incentive Plan, amended and restated as of October 1, 2005.

+10.03	–
Valero Energy Corporation 2001 Executive Stock Incentive Plan, amended and restated as of October 1, 2005 - incorporated by reference to Exhibit 10.04 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 1-13175).

+10.04	–
Valero Energy Corporation Deferred Compensation Plan, amended and restated as of January 1, 2008 - incorporated by reference to Exhibit 10.04 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

*+10.05	–	Form of 2010 Elective Deferral Agreement pursuant to the Valero Energy Corporation Deferred Compensation Plan.

*+10.06	–	Form of Investment Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan.

*+10.07	–	Form of 2010 Distribution Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan.

+10.08	–
Valero Energy Corporation Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of November 10, 2008 – incorporated by reference to Exhibit 10.08 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

+10.09	–
Valero Energy Corporation 2003 Employee Stock Incentive Plan, as amended and restated effective October 1, 2005 – incorporated by reference to Exhibit 10.11 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 1-13175).

+10.10	–
Valero Energy Corporation Stock Option Plan, as amended and restated effective January 1, 2009 - incorporated by reference to Exhibit 10.10 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

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

+10.16	–	Schedule of Change of Control Agreements (Tier I) – incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

+10.17	–
Change of Control Agreement (Tier II) dated March 15, 2007 between Valero Energy Corporation and Kimberly S. Bowers – incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

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

10.23	–
$2,500,000,000 5-Year Revolving Credit Agreement, dated as of August 17, 2005, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent and Global Administrative Agent; and the lenders named therein – incorporated by reference to Exhibit 10.23 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

10.24	–
First Amendment to $2,500,000,000 5-Year Revolving Credit Agreement, dated as of July 24, 2006 - incorporated by reference to Exhibit 10.24 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

10.25	–
Second Amendment to $2,500,000,000 5-Year Revolving Credit Agreement, dated as of November 9, 2007 - incorporated by reference to Exhibit 10.25 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

*12.01	–	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

14.01	–	Code of Ethics for Senior Financial Officers – incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

*21.01	–	Valero Energy Corporation subsidiaries.

*23.01	–	Consent of KPMG LLP dated February 26, 2010.

*24.01	–	Power of Attorney dated February 25, 2010 (on the signature page of this Form 10-K).

*31.01	–	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	–	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*32.01	–	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	–	Audit Committee Pre-Approval Policy.

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
Date: February 26, 2010

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

Signature	Title	Date

/s/ William R. Klesse (William R. Klesse)	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)	February 25, 2010

/s/ Michael S. Ciskowski (Michael S. Ciskowski)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010

/s/ Ronald K. Calgaard	Director	February 25, 2010

(Ronald K. Calgaard)

/s/ Jerry D. Choate	Director	February 25, 2010

(Jerry D. Choate)

/s/ Irl F. Engelhardt	Director	February 25, 2010

(Irl F. Engelhardt)

/s/ Ruben M. Escobedo	Director	February 25, 2010

(Ruben M. Escobedo)

/s/ Bob Marbut	Director	February 25, 2010

(Bob Marbut)

/s/ Donald L. Nickles	Director	February 25, 2010

(Donald L. Nickles)

/s/ Robert A. Profusek	Director	February 25, 2010

(Robert A. Profusek)

/s/ Susan Kaufman Purcell	Director	February 25, 2010

(Susan Kaufman Purcell)

/s/ Stephen M. Waters	Director	February 25, 2010

(Stephen M. Waters)