Form 10-Q
period 2010-06-30
VALERO ENERGY CORP/TX
filed 2010-08-06
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 30, 2010 was 566,260,467.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009	6

Condensed Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	66

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6. Exhibits	71

SIGNATURE	72
EX-12.01
EX-31.01
EX-31.02
EX-32.01
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and temporary cash investments	$2,001	$825
Restricted cash	13	122
Receivables, net	4,122	3,773
Inventories	4,767	4,863
Income taxes receivable	79	888
Deferred income taxes	171	180
Prepaid expenses and other	170	261
Assets held for sale and assets related to discontinued operations	25	224

Total current assets	11,348	11,136

Property, plant and equipment, at cost	29,439	28,463
Accumulated depreciation	(6,076)	(5,592)

Property, plant and equipment, net	23,363	22,871

Intangible assets, net	223	227
Deferred charges and other assets, net	1,543	1,395

Total assets	$36,477	$35,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$523	$237
Accounts payable	5,856	5,760
Accrued expenses	440	514
Taxes other than income taxes	572	725
Income taxes payable	237	95
Deferred income taxes	184	253
Liabilities related to discontinued operations	102	225

Total current liabilities	7,914	7,809

Debt and capital lease obligations, less current portion	7,511	7,163

Deferred income taxes	4,270	4,063

Other long-term liabilities	1,731	1,869

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,833	7,896
Treasury stock, at cost; 107,249,003 and 108,798,847 common shares	(6,620)	(6,721)
Retained earnings	13,591	13,178
Accumulated other comprehensive income	240	365

Total stockholders’ equity	15,051	14,725

Total liabilities and stockholders’ equity	$36,477	$35,629

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues (1)	$21,775	$17,376	$41,418	$30,704

Costs and expenses:
Cost of sales	19,320	16,014	37,456	27,218
Operating expenses	847	781	1,759	1,626
Retail selling expenses	187	171	360	340
General and administrative expenses	131	122	228	267
Depreciation and amortization expense	367	361	724	711
Asset impairment loss	2	119	2	141

Total costs and expenses	20,854	17,568	40,529	30,303

Operating income (loss)	921	(192)	889	401
Other income (expense), net	1	(23)	12	(24)
Interest and debt expense:
Incurred	(138)	(118)	(285)	(237)
Capitalized	22	34	42	73

Income (loss) from continuing operations before income tax expense (benefit)	806	(299)	658	213
Income tax expense (benefit)	276	(108)	229	40

Income (loss) from continuing operations	530	(191)	429	173
Income (loss) from discontinued operations, net of income taxes	53	(63)	41	(118)

Net income (loss)	$583	$(254)	$470	$55

Earnings (loss) per common share:
Continuing operations	$0.94	$(0.36)	$0.76	$0.33
Discontinued operations	0.10	(0.12)	0.07	(0.22)

Total	$1.04	$(0.48)	$0.83	$0.11

Weighted-average common shares outstanding (in millions)	563	525	563	520

Earnings (loss) per common share – assuming dilution:
Continuing operations	$0.93	$(0.36)	$0.76	$0.33
Discontinued operations	0.10	(0.12)	0.07	(0.22)

Total	$1.03	$(0.48)	$0.83	$0.11

Weighted-average common shares outstanding – assuming dilution (in millions)	567	525	567	525

Dividends per common share	$0.05	$0.15	$0.10	$0.30

Supplemental information:
(1) Includes excise taxes on sales by our U.S. retail system	$225	$229	$433	$433
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$470	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	724	767
Asset impairment loss	2	159
Gain on sale of Delaware City Refinery assets	(92)	–
Noncash interest expense and other income, net	4	15
Stock-based compensation expense	22	23
Deferred income tax expense (benefit)	83	(125)
Changes in current assets and current liabilities	613	557
Changes in deferred charges and credits and other operating activities, net	(56)	(44)

Net cash provided by operating activities	1,770	1,407

Cash flows from investing activities:
Capital expenditures	(785)	(1,351)
Deferred turnaround and catalyst costs	(343)	(249)
Purchase of ethanol facilities	(260)	(556)
Proceeds from the sale of the Delaware City Refinery assets and associated terminal and pipeline assets	220	–
Minor acquisitions	–	(29)
Other investing activities, net	11	11

Net cash used in investing activities	(1,157)	(2,174)

Cash flows from financing activities:
Non-bank debt:
Borrowings	1,244	998
Repayments	(517)	(209)
Accounts receivable sales program:
Proceeds from sale of receivables	1,225	500
Repayments	(1,325)	(500)
Proceeds from the sale of common stock, net of issuance costs	–	799
Issuance of common stock in connection with employee benefit plans	11	4
Common stock dividends	(57)	(155)
Debt issuance costs	(10)	(8)
Other financing activities, net	4	(1)

Net cash provided by financing activities	575	1,428

Effect of foreign exchange rate changes on cash	(12)	22

Net increase in cash and temporary cash investments	1,176	683
Cash and temporary cash investments at beginning of period	825	940

Cash and temporary cash investments at end of period	$2,001	$1,623

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$583	$(254)	$470	$55

Other comprehensive income (loss):
Foreign currency translation adjustment	(138)	191	(37)	110

Pension and other postretirement benefits:
Net loss arising during the period, net of income tax benefit of $–, $–, $–, and $–	(21)	–	(21)	–
Net gain reclassified into income, net of income tax expense of $–, $–, $–, and $–	(1)	–	(2)	–

Net loss on pension and other postretirement benefits	(22)	–	(23)	–

Derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period, net of income tax (expense) benefit of $–, $(2), $1, and $(34)	–	3	(1)	63
Net gain reclassified into income, net of income tax expense of $17, $39, $34, and $60	(32)	(72)	(64)	(112)

Net loss on cash flow hedges	(32)	(69)	(65)	(49)

Other comprehensive income (loss)	(192)	122	(125)	61

Comprehensive income (loss)	$391	$(132)	$345	$116

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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.
We have evaluated subsequent events that occurred after June 30, 2010 through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Reclassifications
Certain amounts previously reported have been reclassified to conform to the 2010 presentation.
As discussed in Note 4, we permanently shut down our Delaware City Refinery in the fourth quarter of 2009, and our board of directors approved a plan of sale for our shutdown refinery and associated terminal and pipeline assets at Delaware City in the first quarter of 2010. As a result, these assets have been presented in the consolidated balance sheet as assets held for sale and assets of discontinued operations as of June 30, 2010 and December 31, 2009. In addition, the results of operations of the Delaware City Refinery have been presented as discontinued operations in the consolidated statements of income for all periods presented.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asset impairment losses have been presented on a separate line in the consolidated statements of income. These asset impairment losses resulted from the cancellation of certain capital projects classified as “construction in progress,” and for the three and six months ended June 30, 2009, such losses have been reclassified from operating expenses and presented separately. The asset impairment losses are also presented on a separate line in the consolidated statements of cash flows, which resulted in an adjustment to “changes in deferred charges and credits and other operating activities, net” previously reported for the six months ended June 30, 2009. Asset impairment losses presented in the consolidated statements of cash flows for the six months ended June 30, 2009 includes asset impairment losses associated with the Delaware City Refinery, but such losses are included in discontinued operations in the consolidated statements of income.
2. ACCOUNTING PRONOUNCEMENTS
Transfers of Financial Assets
In June 2009, Topic 860 of the Accounting Standards Codification (ASC), “Transfers and Servicing,” was modified to clarify the requirements for derecognizing transferred financial assets, remove the concept of a qualifying special-purpose entity and related exceptions, and require additional disclosures related to transfers of financial assets. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, and earlier application was prohibited. The adoption of these provisions of ASC Topic 860 effective January 1, 2010 did not affect our financial position or results of operations.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assets acquired from ASA and Renew were recognized at acquisition-date fair values as determined by independent appraisals and other evaluations as follows (in millions):

Current assets, primarily inventory	$11
Property, plant and equipment	269
Identifiable intangible assets	1

Total consideration	$281

Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the ASA and Renew acquisitions, and no contingent assets or liabilities were acquired or assumed. In addition, pro forma results of operations for the three and six months ended June 30, 2009 have not been presented for these acquisitions as the acquisitions were not material to our financial position or results of operations. The consolidated statement of income for the six months ended June 30, 2010 includes the results of the ASA and Renew acquisitions as of their acquisition dates in the first quarter of 2010.
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
The assets acquired and liabilities assumed were recognized at their acquisition-date fair values as determined by an independent appraisal and other evaluations as follows (in millions):

Current assets, primarily inventory	$77
Property, plant and equipment	491
Identifiable intangible assets	1
Current liabilities	(10)
Other long-term liabilities	(3)

Total consideration	$556

Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the VeraSun Acquisition, and no contingent assets or liabilities were acquired or assumed in the acquisition.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The consolidated statements of income include the results of operations of the ethanol plants commencing on their closing dates in the second quarter of 2009. Two of the acquired plants with closing dates subsequent to April 1, 2009 were not operating at the time of acquisition. Therefore, pro forma information for the three months ended June 30, 2009 is the same as our actual consolidated results of operations for that period. The pro forma information presented below for the six months ended June 30, 2009 assumes that the VeraSun Acquisition occurred on January 1, 2009 and that the purchase price was funded with proceeds from the issuance of $556 million of debt on January 1, 2009. The consolidated pro forma operating revenues, net income, and earnings per common share – assuming dilution of the combined entity are shown in the table below (in millions, except per share amount).

Six Months Ended
June 30, 2009

Consolidated pro forma:
Operating revenues	$30,927
Income from continuing operations	166
Earnings per common share from continuing operations – assuming dilution	0.32
4. SALE OF DELAWARE CITY REFINERY ASSETS AND ASSOCIATED TERMINAL AND PIPELINE ASSETS
On November 20, 2009, we announced the permanent shutdown of our Delaware City Refinery due to financial losses caused by poor economic conditions, significant capital spending requirements, and high operating costs. In the fourth quarter of 2009, we recorded a pre-tax loss of $1.9 billion, of which $1.4 billion represented the write-down of the book value of the refinery assets to net realizable value. The results of operations of the Delaware City Refinery have been presented as discontinued operations in the consolidated statements of income for all periods presented because of the permanent shutdown of the refinery. Certain terminal and pipeline assets previously associated with the refinery were not shut down and continued to be operated until the date of their sale. The results of their operations are reflected in continuing operations in the consolidated statements of income for all periods presented due to our post-closing participation in the terminalling agreement described below.
In the first quarter of 2010, our board of directors approved a plan of sale for our shutdown refinery assets and associated terminal and pipeline assets at Delaware City. Effective June 1, 2010, we sold these assets to wholly owned subsidiaries of PBF Energy Partners LP (PBF) for $220 million of cash proceeds. The sale resulted in a gain of $92 million related to the shutdown refinery assets and a gain of $3 million related to the terminal and pipeline assets. The gain on the sale of the shutdown refinery assets primarily resulted from the scrap value of the assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which we will not incur because of the sale. This gain is presented in “income (loss) from discontinued operations, net of income taxes” in the consolidated statements of income for the three and six months ended June 30, 2010.
The shutdown refinery assets and the associated terminal and pipeline assets were presented in the consolidated balance sheets within assets held for sale as of December 31, 2009. All other related assets and liabilities of the shutdown refinery that were not sold are presented as assets and liabilities related to discontinued operations as of June 30, 2010 and December 31, 2009 summarized as follows (in millions).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2010
		Assets and
		Liabilities
	Assets	Related to
	Held	Discontinued
	for Sale	Operations	Total

Current assets:
Receivables, net	$–	$6	$6
Deferred income taxes	–	19	19

Current assets	$–	$25	$25

Current liabilities:
Accounts payable	$–	$4	$4
Accrued expenses	–	98	98

Current liabilities	$–	$102	$102

	December 31, 2009
		Assets and
		Liabilities
	Assets	Related to
	Held	Discontinued
	for Sale	Operations	Total

Current assets:
Receivables, net	$–	$6	$6
Inventories	–	4	4
Property, plant and equipment, net
Refinery	16	–	16
Terminal and pipeline	141	–	141
Deferred income taxes	–	57	57

Current assets	$157	$67	$224

Current liabilities:
Accounts payable	$–	$36	$36
Accrued expenses	–	189	189

Current liabilities	$–	$225	$225

Results of operations for the Delaware City Refinery prior to its sale, excluding the gain on the sale, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$–	$549	$–	$1,045
Loss before income tax benefit	(7)	(124)	(33)	(209)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with this sale, we entered into a terminalling and offtake agreement with PBF under which PBF will provide certain terminalling services including receipt, storage, handling, and redelivery of refined products for us. If PBF resumes refinery operations, the terminalling agreement will terminate and we have agreed to purchase certain off-take products as prescribed in the agreement. The initial term of this agreement is for one year and shall automatically renew for 180-day periods until terminated by either party.
5. IMPAIRMENTS
Due to the economic slowdown that persisted throughout 2009 and its negative impact on the refining industry, we evaluated our refining operating assets for potential impairment in 2009. Such evaluations were based on expected future cash flows for each of our refineries using significant estimates and assumptions about the future operations of those refineries, including overall throughput volumes, types of crude oil processed, types of products produced, and prices for crude oil and refined products. Prices for crude oil and refined products fluctuate significantly based on market factors, including geopolitical matters. Prices, in turn, impact refinery throughput assumptions. In addition, we considered strategic alternatives, including potential sales of our Aruba and Paulsboro Refineries to develop expected future cash flows for those refineries. We determined that there was no indication of impairment of our refining operating assets as of December 31, 2009.
While the economy and refining industry fundamentals improved during the first six months of 2010, refining industry fundamentals continued to be negatively impacted by the economic slowdown. As a result, we updated our evaluation of potential impairments of our refining operating assets as of June 30, 2010, and we determined that there was no indication of impairment. Our cash flow estimates are based on expected improvements in refined product prices resulting from an expected improvement in the U.S. and worldwide economies. We updated our assumptions related to matters specific to our Aruba and Paulsboro Refineries that impact their expected future cash flows, as further discussed below, because the sensitivity of our estimates is most significant with respect to those refineries. We believe that our estimates used to develop expected cash flows are reasonable; however, future cash flows will differ from our estimates and such differences may be material.
Our Aruba Refinery was shut down in July 2009 because narrow heavy sour crude oil differentials made the refinery uneconomical to operate. In addition, various tax disputes with the Government of Aruba (GOA) created uncertainties with respect to the future economics of the refinery. As discussed in Note 15, we entered into a settlement agreement with the GOA on February 24, 2010, and that agreement became effective June 1, 2010. We also entered into a new tax regime in Aruba effective June 1, 2010, which resolved uncertainties regarding the tax environment in Aruba. In addition, heavy sour crude oil differentials began to widen in the first six months of 2010. Because of these positive developments, we commenced refinery-wide maintenance to prepare the refinery’s production units for potential restart by the end of the third quarter of 2010. We considered these positive developments in our updated impairment evaluation of the operating assets of the Aruba Refinery, and that evaluation indicated that there was no impairment. However, future decisions regarding the timing of a restart of the refinery that differ materially from our expectations or a decision to permanently shut down the refinery would have a significant impact on our cash flow estimates, and we could determine that the refinery’s operating assets are impaired. The Aruba Refinery had a net book value of $1.1 billion as of June 30, 2010; therefore, an impairment loss could be material to our results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have continued to evaluate strategic alternatives for our Paulsboro Refinery, and we entered into negotiations related to a potential sale of the refinery in the second quarter of 2010. Negotiations are proceeding, but there is no certainty that we will sell the refinery. Our updated evaluation of a potential impairment of the operating assets of the Paulsboro Refinery considered the possibility of selling the refinery based on the facts and circumstances that existed as of June 30, 2010, and that evaluation indicated that there was no impairment. The Paulsboro Refinery had a net book value of $1.3 billion as of June 30, 2010; therefore, an impairment loss could be material to our results of operations.
For further information regarding impairments, see Note 3 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.
6. INVENTORIES
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2010	2009

Refinery feedstocks	$2,572	$2,124
Refined products and blendstocks	1,719	2,317
Ethanol feedstocks and products	187	141
Convenience store merchandise	96	96
Materials and supplies	193	185

Inventories	$4,767	$4,863

As of June 30, 2010 and December 31, 2009, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $4.3 billion and $4.5 billion, respectively.
7. DEBT
Non-Bank Debt
In March 2009, we issued $750 million of 9.375% notes due March 15, 2019 and $250 million of 10.5% notes due March 15, 2039. Proceeds from the issuance of these notes totaled $998 million, before deducting underwriting discounts and other issuance costs of $8 million.
In April 2009, we made scheduled debt repayments of $200 million related to our 3.5% notes and $9 million related to our 5.125% Series 1997D industrial revenue bonds.
In February 2010, we issued $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020. Proceeds from the issuance of these notes totaled $1.244 billion, before deducting underwriting discounts and other issuance costs of $10 million.
In March 2010, we redeemed our 7.50% senior notes with a maturity date of June 15, 2015 for $294 million, or 102.5% of stated value. These notes had a carrying amount of $296 million as of the redemption date, resulting in a $2 million gain that was included in “other income (expense)” in the consolidated statements of income.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In April 2010, we made scheduled debt repayments of $8 million related to our Series A 5.45%, Series B 5.40%, and Series C 5.40% industrial revenue bonds.
In May 2010, we redeemed our 6.75% senior notes with a maturity date of May 1, 2014 for $190 million, or 102.25% of stated value. These notes had a carrying amount of $187 million as of the redemption date, resulting in a $3 million dollar loss that was included in “other income (expense)” in the consolidated statements of income.
In June 2010, we made scheduled debt repayments of $25 million related to our 7.25% debentures.
Bank Credit Facilities
We have a revolving credit facility (the Revolver) that has a maturity date of November 2012. As of June 30, 2010, the Revolver had a borrowing capacity of $2.4 billion. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60%. As of June 30, 2010 and December 31, 2009, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 28.6% and 30.9%, respectively. We believe that we will remain in compliance with this covenant.
During the six months ended June 30, 2010, we had no borrowings or repayments under our Revolver or other revolving bank credit facilities. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under these committed revolving bank credit facilities.
As of June 30, 2010 and December 31, 2009, we had $76 million and $259 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities and $225 million and $299 million, respectively, of letters of credit outstanding under our U.S. committed revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $20 million and Cdn. $22 million of letters of credit outstanding as of June 30, 2010 and December 31, 2009 respectively.
In June 2010, we entered into a one-year committed revolving letter of credit facility under which we may obtain letters of credit of up to $300 million to support certain of our crude oil purchases. This agreement matures in June 2011.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. We amended our agreement in June 2010 to extend the maturity date to June 2011. As of December 31, 2009, the amount of eligible receivables sold was $200 million. During the six months ended June 30, 2010, we sold $1.2 billion of eligible receivables and repaid $1.3 billion. As of June 30, 2010, the amount of eligible receivables sold was $100 million. Proceeds from the sale of receivables under this facility are reflected as debt in our consolidated balance sheets.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
The estimated fair value of our debt, including the current portion, was as follows (in millions):

	June 30,	December 31,
	2010	2009

Carrying amount	$7,996	$7,364
Fair value	9,360	8,228
8. STOCKHOLDERS’ EQUITY
Treasury Stock
No significant purchases of our common stock were made during the six months ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009, we issued 1.5 million shares and 0.5 million shares from treasury, respectively, for our employee benefit plans.
Common Stock Dividends
On July 29, 2010, our board of directors declared a regular quarterly cash dividend of $0.05 per common share payable on September 15, 2010 to holders of record at the close of business on August 18, 2010.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share amounts were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2010		2009
	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock

Earnings (loss) per common share from continuing operations:
Income (loss) from continuing operations		$530		$(191)
Less dividends paid:
Common stock		29		77
Nonvested restricted stock		–		1

Undistributed earnings (loss)		$501		$(269)

Weighted-average common shares outstanding	3	563	2	525

Earnings (loss) per common share from continuing operations:
Distributed earnings	$0.05	$0.05	$0.15	$0.15
Undistributed earnings (loss)	0.89	0.89	–	(0.51)

Total earnings (loss) per common share from continuing operations	$0.94	$0.94	$0.15	$(0.36)

Earnings (loss) per common share from continuing operations – assuming dilution:
Income (loss) from continuing operations		$530		$(191)

Weighted-average common shares outstanding		563		525
Common equivalent shares (1):
Stock options		3		–
Performance awards and unvested restricted stock		1		–

Weighted-average common shares outstanding – assuming dilution		567		525

Earnings (loss) per common share from continuing operations – assuming dilution		$0.93		$(0.36)

(1)	Common equivalent shares were excluded from the computation of diluted loss per share for the three months ended June 30, 2009 because the effect of including such shares would be antidilutive.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2010		2009
	Restricted	Common	Restricted	Common
	Stock	Stock	Stock	Stock

Earnings per common share from continuing operations:
Income from continuing operations		$429		$173
Less dividends paid:
Common stock		57		154
Nonvested restricted stock		–		1

Undistributed earnings		$372		$18

Weighted-average common shares outstanding	3	563	2	520

Earnings per common share from continuing operations:
Distributed earnings	$0.10	$0.10	$0.30	$0.30
Undistributed earnings	0.66	0.66	0.03	0.03

Total earnings per common share from continuing operations	$0.76	$0.76	$0.33	$0.33

Earnings per common share from continuing operations – assuming dilution:
Income from continuing operations		$429		$173

Weighted-average common shares outstanding		563		520
Common equivalent shares:
Stock options		3		4
Performance awards and unvested restricted stock		1		1

Weighted-average common shares outstanding – assuming dilution		567		525

Earnings per common share from continuing operations – assuming dilution		$0.76		$0.33

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects potentially dilutive securities (in millions) that were excluded from the calculation of “earnings (loss) per common share from continuing operations – assuming dilution” as the effect of including such securities would have been antidilutive. These potentially dilutive securities included common equivalent shares (primarily stock options), which were excluded due to the loss from continuing operations for the three months ended June 30, 2009, and stock options for which the exercise prices were greater than the average market price of the common shares during each respective reporting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Common equivalent shares	–	5	–	–
Stock options	11	11	11	10
10. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2010	2009

Decrease (increase) in current assets:
Restricted cash	$109	$(10)
Receivables, net	(394)	(1,286)
Inventories	102	172
Income taxes receivable	808	181
Prepaid expenses and other	15	11
Increase (decrease) in current liabilities:
Accounts payable	122	1,592
Accrued expenses	(145)	(97)
Taxes other than income taxes	(151)	(41)
Income taxes payable	147	35

Changes in current assets and current liabilities	$613	$557

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

There were no significant noncash investing or financing activities for the six months ended June 30, 2010 and 2009.
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2010	2009

Interest paid in excess of amount capitalized	$225	$152
Income taxes paid (received), net	(797)	(144)
Cash flows related to the discontinued operations of the Delaware City Refinery have been combined with the cash flows from continuing operations within each category in the consolidated statements of cash flows for both periods presented and are summarized as follows (in millions):

	Six Months Ended June 30,
	2010	2009

Cash used in operating activities	$(76)	$(134)
Cash used in investing activities	–	(67)
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
The tables below present information (dollars in millions) about our financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2010 and December 31, 2009.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Commodity derivative contracts	$27	$169	$–	$196
Nonqualified benefit plans	95	–	10	105
Liabilities:
Commodity derivative contracts	17	7	–	24
Nonqualified benefit plans	33	–	–	33

	Fair Value Measurements Using
	Quoted	Significant
	Prices	Other	Significant
	in Active	Observable	Unobservable	Total as of
	Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Commodity derivative contracts	$10	$349	$–	$359
Nonqualified benefit plans	99	–	10	109
Liabilities:
Commodity derivative contracts	100	9	–	109
Nonqualified benefit plans	34	–	–	34
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

•
The nonqualified benefit plan assets and nonqualified benefit plan liabilities categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. The nonqualified benefit plan assets categorized in Level 3 of the fair value hierarchy represent insurance contracts, the fair value of which is provided by the insurer.

As of June 30, 2010 and December 31, 2009, cash received from brokers of $58 million and $64 million, respectively, resulting from the equity in broker accounts covered by master netting arrangements exceeding the minimum margin requirements for such accounts, is netted against the fair value of the commodity derivatives reflected in Level 1. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$10	$24	$10	$13
Net unrealized gains included in earnings	–	14	–	25

Balance at end of period	$10	$38	$10	$38

Unrealized gains for the three and six months ended June 30, 2009, which are reported in “other income (expense), net” in the consolidated statements of income, relate to the three-year earn-out agreement with Alon Refining Krotz Springs Inc. (Alon) that was entered into in connection with the sale of our Krotz Springs Refinery. That agreement was settled in August 2009. These unrealized gains were offset by the recognition in “other income (expense), net” of losses on commodity derivative instruments entered into to hedge the risk of changes in the fair value of the Alon earn-out agreement.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of June 30, 2010, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract
Volumes by
Derivative Instrument	Year of Maturity
2010

Crude oil and refined products:
Futures - short	17,796
Cash Flow Hedges
Cash flow hedges are used to hedge certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product or natural gas purchases or refined product sales at existing market prices that we deem favorable.
As of June 30, 2010, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract
Volumes by
Derivative Instrument	Year of Maturity
2010

Crude oil and refined products:
Swaps - long	21,300
Swaps - short	21,300

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Economic Hedges
Economic hedges are hedges not designated as fair value or cash flow hedges that are used to (i) manage price volatility in certain refinery feedstock, refined product and corn inventories, and (ii) manage price volatility in certain forecasted refinery feedstock, refined product and corn purchases, refined product sales, and natural gas purchases. Our objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into that would allow us to achieve “hedge deferral accounting.”
As of June 30, 2010, we had the following outstanding commodity derivative instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by
Derivative Instrument	Year of Maturity
	2010	2011

Crude oil and refined products:
Swaps - long	120,048	83,017
Swaps - short	118,363	83,005
Futures - long	334,198	3,118
Futures - short	327,138	3,035
Corn:
Futures - long	24,535	165
Futures - short	49,305	2,605

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Trading Activities
Derivatives entered into for trading purposes represent commodity derivative instruments held or issued for trading purposes. Our objective in entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to crude oil and refined products that we perceive as opportunities to benefit our results of operations and cash flows, but for which there are no related physical transactions.
As of June 30, 2010, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

	Notional Contract Volumes by
Derivative Instrument	Year of Maturity
	2010	2011

Crude oil and refined products:
Swaps - long	29,809	9,720
Swaps - short	29,384	9,720
Futures - long	50,291	3,296
Futures - short	50,602	3,079
Options - long	350	–
Options - short	400	–
Natural gas:
Futures - long	3,950	–
Futures - short	3,950	–
Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. These interest rate swap agreements are generally accounted for as fair value hedges. However, we have not had any outstanding interest rate swap agreements since 2006.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of June 30, 2010, we had commitments to purchase $325 million of U.S. dollars. These commitments matured on or before July 30, 2010.
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2010 and December 31, 2009 (in millions) and the line items in the balance sheet in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments. As indicated in Note 11, we net fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under master netting arrangements. The

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
tables below, however, are presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts. In addition, in Note 11, we netted cash collateral received from brokers against the fair value of the commodity derivatives; these cash amounts are not reflected in the tables below.

	Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
		as of		as of
	Balance Sheet	June 30,	Balance Sheet	June 30,
	Location	2010	Location	2010

Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$9	Receivables, net	$6
Futures	Accrued expenses	442	Accrued expenses	520
Swaps	Receivables, net	114	Receivables, net	101
Swaps	Prepaid expenses and other	153	Prepaid expenses and other	70
Swaps	Accrued expenses	3	Accrued expenses	3

Total derivatives designated as hedging instruments		$721		$700

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$24	Receivables, net	$21
Futures	Accrued expenses	3,201	Accrued expenses	3,061
Swaps	Receivables, net	276	Receivables, net	195
Swaps	Prepaid expenses and other	638	Prepaid expenses and other	645
Swaps	Accrued expenses	3	Accrued expenses	11
Options	Accrued expenses	1	Accrued expenses	1

Total derivatives not designated as hedging instruments		$4,143		$3,934

Total derivatives		$4,864		$4,634

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
		as of		as of
	Balance Sheet	December 31,	Balance Sheet	December 31,
	Location	2009	Location	2009

Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1	Receivables, net	$2
Futures	Accrued expenses	13	Accrued expenses	37
Swaps	Receivables, net	308	Receivables, net	271
Swaps	Prepaid expenses and other	579	Prepaid expenses and other	415
Swaps	Accrued expenses	28	Accrued expenses	19

Total derivatives designated as hedging instruments		$929		$744

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$34	Receivables, net	$29
Futures	Accrued expenses	2,094	Accrued expenses	2,101
Swaps	Receivables, net	506	Receivables, net	370
Swaps	Prepaid expenses and other	1,049	Prepaid expenses and other	1,037
Swaps	Accrued expenses	46	Accrued expenses	62
Options	Accrued expenses	–	Accrued expenses	1

Total derivatives not designated as hedging instruments		$3,729		$3,600

Total derivatives		$4,658		$4,344

Market and Counterparty Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, which is the risk that future changes in market conditions may make an instrument less valuable. We closely monitor and manage our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Market risks are monitored by a risk control group to ensure compliance with our stated risk management policy. Concentrations of customers in the refining industry may impact our overall exposure to counterparty risk because these customers may be similarly affected by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies may be adversely affected by periods of uncertainty and illiquidity in the credit and capital markets.
As of June 30, 2010, we had net receivables related to derivative instruments of $11 million from counterparties in the refining industry and $65 million from counterparties in the financial services industry. As of December 31, 2009, we had net receivables related to derivative instruments of $19 million from counterparties in the refining industry and $157 million from counterparties in the

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
financial services industry. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.
Effect of Derivative Instruments on Statements of Income and Statements of Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments for the three and six months ended June 30, 2010 and 2009 (in millions), and the line items in the financial statements in which such gains and losses are reflected.

							Gain or (Loss)
Derivatives in	Gain or (Loss)			Gain or (Loss)			Recognized in
Fair Value	Recognized in			Recognized in			Income for
Hedging	Income on			Income on			Ineffective Portion
Relationships	Derivatives			Hedged Item			of Derivative (1)
	Location	Amount		Location	Amount		Amount
		2010	2009		2010	2009	2010	2009
Three months ended June 30:
Commodity contracts	Cost of sales	$216	$(74)	Cost of sales	$(207)	$75	$9	$1

Six months ended June 30:
Commodity contracts	Cost of sales	199	(89)	Cost of sales	(191)	90	8	1

(1)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

	Gain or (Loss)		Gain or (Loss)
Derivatives in	Recognized in		Reclassified from			Gain or (Loss)
Cash Flow	OCI on		Accumulated OCI into			Recognized in
Hedging	Derivatives		Income			Income on Derivatives
Relationships	(Effective Portion)		(Effective Portion)			(Ineffective Portion) (1)
	Amount		Location	Amount		Location	Amount
	2010	2009		2010	2009		2010	2009
Three months ended June 30:
Commodity contracts (2)	$–	$5	Cost of sales	$49	$111	Cost of sales	$–	$(1)

Six months ended June 30:
Commodity contracts (2)	(2)	97	Cost of sales	98	172	Cost of sales	–	(1)

(1)	No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

(2)
For the three and six months ended June 30, 2010, cash flow hedges primarily related to forward sales of distillates and associated forward purchases of crude oil, with $52 million of cumulative after-tax gains on cash flow hedges remaining in accumulated other comprehensive income as of June 30, 2010. We expect that all of the deferred gains as of June 30, 2010 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount ultimately realized in income, however, will differ as commodity prices change. For the three and six months ended June 30, 2010 and 2009, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Economic Hedges and Other	Recognized in Income on	Recognized in
Derivative Instruments	Derivatives	Income on Derivatives
		2010	2009
Three Months Ended June 30:
Commodity contracts	Cost of sales	$(76)	$(58)
Foreign currency contracts	Cost of sales	16	(22)

		(60)	(80)

Alon earn-out agreement	Other income (expense)	–	14
Alon earn-out hedge (commodity contracts)	Other income (expense)	–	(48)

		–	(34)

Total		$(60)	$(114)

Six Months Ended June 30:
Commodity contracts	Cost of sales	$(115)	$38
Foreign currency contracts	Cost of sales	3	(16)

		(112)	22

Alon earn-out agreement	Other income (expense)	–	25
Alon earn-out hedge (commodity contracts)	Other income (expense)	–	(63)

		–	(38)

Total		$(112)	$(16)

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Designated as	Recognized in Income on	Recognized in Income on
Trading Activities	Derivatives	Derivatives
		2010	2009
Three Months Ended June 30:
Commodity contracts	Cost of sales	$8	$25

Six Months Ended June 30:
Commodity contracts	Cost of sales	5	116

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. SEGMENT INFORMATION
Prior to the second quarter of 2009, we had two reportable segments, which were refining and retail. As a result of the VeraSun Acquisition during the second quarter of 2009 (as discussed in Note 3), ethanol is presented as a third reportable segment.
The following table reflects activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total

Three months ended June 30, 2010:
Operating revenues from external customers	$18,760	$2,357	$658	$–	$21,775
Intersegment revenues	1,591	–	56	–	1,647
Operating income (loss)	921	109	35	(144)	921

Three months ended June 30, 2009:
Operating revenues from external customers	15,144	1,969	263	–	17,376
Intersegment revenues	1,281	–	29	–	1,310
Operating income (loss)	(143)	65	22	(136)	(192)

Six months ended June 30, 2010:
Operating revenues from external customers	35,657	4,533	1,228	–	41,418
Intersegment revenues	3,099	–	111	–	3,210
Operating income (loss)	870	180	92	(253)	889

Six months ended June 30, 2009:
Operating revenues from external customers	26,840	3,601	263	–	30,704
Intersegment revenues	2,288	–	29	–	2,317
Operating income (loss)	550	121	22	(292)	401
Total assets by reportable segment were as follows (in millions):

	June 30,	December 31,
	2010	2009

Refining	$31,010	$30,901
Retail	1,836	1,875
Ethanol	949	654
Corporate	2,682	2,199

Total consolidated assets	$36,477	$35,629

Corporate assets primarily include cash, corporate office buildings, and income tax receivables that may exist from time to time.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three and six months ended June 30, 2010 and 2009 (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Three months ended June 30:
Components of net periodic benefit cost:
Service cost	$21	$26	$2	$3
Interest cost	21	20	7	7
Expected return on plan assets	(28)	(27)	–	–
Amortization of:
Prior service cost (credit)	–	1	(5)	(5)
Net loss	1	2	1	1

Net periodic benefit cost	$15	$22	$5	$6

Six months ended June 30:
Components of net periodic benefit cost:
Service cost	$43	$52	$5	$6
Interest cost	41	40	13	13
Expected return on plan assets	(56)	(54)	–	–
Amortization of:
Prior service cost (credit)	1	1	(10)	(9)
Net loss	1	5	2	3

Net periodic benefit cost	$30	$44	$10	$13

Our anticipated contributions to our qualified pension plans during 2010 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2009. During both of the six-month periods ended June 30, 2010 and 2009, we contributed $50 million to our qualified pension plans.
In March 2010, a comprehensive health care reform package composed of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (Health Care Reform) was enacted into law. As a result of the Health Care Reform, the income tax expense presented in our consolidated statement of income for the six months ended June 30, 2010 includes a charge of $16 million related to the non-deductibility of certain retiree prescription health care costs, to the extent of federal subsidies received. Although the tax change provisions of the Health Care Reform are not effective until 2013, the effect of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date, even though the changes may not be effective until future periods. Other provisions of the Health Care Reform are also expected to affect the future costs of our health care plans. An estimate of the additional impacts of the Health Care Reform is not yet practicable due to the number and complexity of the provisions; however, we are currently evaluating the potential impact of the Health Care Reform on our financial position and results of operations.

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
Effective June 1, 2010, the GOA enacted a new tax regime applicable to refinery and terminal operations in Aruba. Under the new tax regime, we are subject to a profit tax rate of 7% and a dividend withholding tax rate of 0%. In addition, all imports and exports are exempt from turnover tax and throughput fees. Beginning June 1, 2012, we will also make a minimum annual tax payment of $10 million (payable in equal quarterly installments), with the ability to carry forward any excess tax prepayments to future tax years.
The new tax regime was the result of a settlement agreement entered into on February 24, 2010 between the GOA and us that set the parties’ proposed terms for settlement of a lengthy and complicated tax dispute between the parties. On May 30, 2010, the Aruban Parliament adopted several laws that implemented the provisions of the settlement agreement, which became effective June 1, 2010. Pursuant to the terms of the settlement agreement, we relinquished the provisions of the previous tax holiday regime. On June 4, 2010, we made a payment to the GOA of $118 million (primarily from restricted cash held in escrow) in consideration of a full release of all tax claims prior to June 1, 2010. This settlement resulted in an after-tax gain of $30 million recognized primarily as a reduction to interest expense of $8 million and an income tax benefit of $20 million for the quarter ended June 30, 2010.
Environmental Matter
On June 30, 2010, the U.S. Environmental Protection Agency (EPA) formally disapproved the flexible permits program submitted by the Texas Commission on Environmental Quality (TCEQ) in 1994 for inclusion in its clean-air implementation plan. The EPA determined that Texas’ flexible permit program did not meet several requirements under the federal Clean Air Act. Our Port Arthur, Texas City, Three Rivers, McKee and Corpus Christi East and West Refineries operate under flexible permits administered by the TCEQ. Accordingly, the permit status of these facilities has been called into question. Litigation regarding the EPA’s actions is anticipated. We are currently evaluating the impacts of this new regulatory action and cannot estimate the financial or operational impacts on our business. Depending on the final resolution, the EPA’s actions could result in material increased compliance costs for us, costly remedial actions, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
Litigation
Retail Fuel Temperature Litigation
As of July 31, 2010, we were named in 21 consumer class action lawsuits relating to fuel temperature. We have been named in these lawsuits together with several other defendants in the retail and wholesale petroleum marketing business. The complaints, filed in federal courts in several states, allege that because fuel volume increases with fuel temperature, the defendants have violated state consumer

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
protection laws by failing to adjust the volume or price of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. The federal lawsuits are consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). Discovery has commenced. In May 2010, the court issued an order in response to the plaintiffs’ motion for class certification of only the Kansas cases. The court certified an “injunction class” covering nonmonetary relief but deferred ruling on a “damages class.” The defendants have filed a petition to appeal the certification order. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.
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
16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In conjunction with the acquisition of Premcor Inc. on September 1, 2005, Valero Energy Corporation has fully and unconditionally guaranteed the following debt of The Premcor Refining Group Inc. (PRG), a wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of June 30, 2010:
•	6.75% senior notes due February 2011 and

•	6.125% senior notes due May 2011.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet as of June 30, 2010
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and temporary cash investments	$721	$–	$1,280	$–	$2,001
Restricted cash	–	1	12	–	13
Receivables, net	–	32	4,090	–	4,122
Inventories	–	59	4,708	–	4,767
Income taxes receivable	–	–	79	–	79
Deferred income taxes	–	–	171	–	171
Prepaid expenses and other	–	7	163	–	170
Assets held for sale and assets related to discontinued operations	–	25	–	–	25

Total current assets	721	124	10,503	–	11,348

Property, plant and equipment, at cost	–	4,161	25,278	–	29,439
Accumulated depreciation	–	(445)	(5,631)	–	(6,076)

Property, plant and equipment, net	–	3,716	19,647	–	23,363

Intangible assets, net	–	–	223	–	223
Investment in Valero Energy affiliates	6,540	4,515	103	(11,158)	–
Long-term notes receivable from affiliates	16,108	–	–	(16,108)	–
Deferred income tax receivable	569	–	–	(569)	–
Deferred charges and other assets, net	137	149	1,257	–	1,543

Total assets	$24,075	$8,504	$31,733	$(27,835)	$36,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8	$411	$104	$–	$523
Accounts payable	1	82	5,773	–	5,856
Accrued expenses	144	85	211	–	440
Taxes other than income taxes	–	16	556	–	572
Income taxes payable	235	–	2	–	237
Deferred income taxes	184	–	–	–	184
Liabilities related to discontinued operations	–	102	–	–	102

Total current liabilities	572	696	6,646	–	7,914

Debt and capital lease obligations, less current portion	7,476	–	35	–	7,511

Long-term notes payable to affiliates	–	6,889	9,219	(16,108)	–

Deferred income taxes	–	714	4,125	(569)	4,270

Other long-term liabilities	976	102	653	–	1,731

Stockholders’ equity:
Common stock	7	–	1	(1)	7
Additional paid-in capital	7,833	3,720	6,876	(10,596)	7,833
Treasury stock	(6,620)	–	–	–	(6,620)
Retained earnings	13,591	(3,611)	4,150	(539)	13,591
Accumulated other comprehensive income (loss)	240	(6)	28	(22)	240

Total stockholders’ equity	15,051	103	11,055	(11,158)	15,051

Total liabilities and stockholders’ equity	$24,075	$8,504	$31,733	$(27,835)	$36,477

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2010
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$3,404	$20,496	$(2,125)	$21,775

Costs and expenses:
Cost of sales	–	3,728	17,717	(2,125)	19,320
Operating expenses	–	60	787	–	847
Retail selling expenses	–	–	187	–	187
General and administrative expenses	–	6	125	–	131
Depreciation and amortization expense	–	37	330	–	367
Asset impairment loss	–	–	2	–	2

Total costs and expenses	–	3,831	19,148	(2,125)	20,854

Operating income (loss)	–	(427)	1,348	–	921
Equity in earnings of subsidiaries	509	422	108	(1,039)	–
Other income (expense), net	295	(16)	190	(468)	1
Interest and debt expense:
Incurred	(187)	(125)	(294)	468	(138)
Capitalized	–	1	21	–	22

Income (loss) from continuing operations before income tax expense (benefit)	617	(145)	1,373	(1,039)	806
Income tax expense (benefit) (1)	34	(200)	442	–	276

Income from continuing operations	583	55	931	(1,039)	530
Income from discontinued operations, net of income taxes	–	53	–	–	53

Net income	$583	$108	$931	$(1,039)	$583

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Three Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Elimination	Consolidated

Operating revenues	$–	$2,908	$17,766	$(3,298)	$17,376

Costs and expenses:
Cost of sales	–	3,197	16,115	(3,298)	16,014
Operating expenses	–	60	721	–	781
Retail selling expenses	–	–	171	–	171
General and administrative expenses	3	–	119	–	122
Depreciation and amortization expense	–	31	330	–	361
Asset impairment loss	–	70	49	–	119

Total costs and expenses	3	3,358	17,505	(3,298)	17,568

Operating income (loss)	(3)	(450)	261	–	(192)
Equity in earnings (losses) of subsidiaries	(326)	214	(255)	367	–
Other income (expense), net	289	(27)	152	(437)	(23)
Interest and debt expense:
Incurred	(162)	(127)	(266)	437	(118)
Capitalized	–	5	29	–	34

Loss from continuing operations before income tax expense (benefit)	(202)	(385)	(79)	367	(299)
Income tax expense (benefit) (1)	52	(193)	33	–	(108)

Loss from continuing operations	(254)	(192)	(112)	367	(191)
Loss from discontinued operations, net of income taxes	–	(63)	–	–	(63)

Net loss	$(254)	$(255)	$(112)	$367	$(254)

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2010
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Operating revenues	$–	$7,192	$41,969	$(7,743)	$41,418

Costs and expenses:
Cost of sales	–	7,885	37,314	(7,743)	37,456
Operating expenses	–	128	1,631	–	1,759
Retail selling expenses	–	–	360	–	360
General and administrative expenses	–	(33)	261	–	228
Depreciation and amortization expense	–	71	653	–	724
Asset impairment loss	–	–	2	–	2

Total costs and expenses	–	8,051	40,221	(7,743)	40,529

Operating income (loss)	–	(859)	1,748	–	889
Equity in earnings of subsidiaries	347	708	34	(1,089)	–
Other income (expense), net	567	(24)	342	(873)	12
Interest and debt expense:
Incurred	(344)	(244)	(570)	873	(285)
Capitalized	–	2	40	–	42

Income (loss) from continuing operations before income tax expense (benefit)	570	(417)	1,594	(1,089)	658
Income tax expense (benefit) (1)	100	(410)	539	–	229

Income (loss) from continuing operations	470	(7)	1,055	(1,089)	429
Income from discontinued operations, net of income taxes	–	41	–	–	41

Net income	$470	$34	$1,055	$(1,089)	$470

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Income for the Six Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Elimination	Consolidated

Operating revenues	$–	$5,146	$31,470	$(5,912)	$30,704

Costs and expenses:
Cost of sales	–	5,479	27,651	(5,912)	27,218
Operating expenses	–	151	1,475	–	1,626
Retail selling expenses	–	–	340	–	340
General and administrative expenses	1	1	265	–	267
Depreciation and amortization expense	–	67	644	–	711
Asset impairment loss	–	88	53	–	141

Total costs and expenses	1	5,786	30,428	(5,912)	30,303

Operating income (loss)	(1)	(640)	1,042	–	401
Equity in earnings (losses) of subsidiaries	(78)	334	(360)	104	–
Other income (expense), net	544	(41)	313	(840)	(24)
Interest and debt expense:
Incurred	(305)	(242)	(530)	840	(237)
Capitalized	–	11	62	–	73

Income (loss) from continuing operations before income tax expense (benefit)	160	(578)	527	104	213
Income tax expense (benefit) (1)	105	(336)	271	–	40

Income (loss) from continuing operation	55	(242)	256	104	173
Loss from discontinued operations, net of income taxes	–	(118)	–	–	(118)

Net income (loss)	$55	$(360)	$256	$104	$55

(1)	The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings (losses) of subsidiaries.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$1,006	$(525)	$1,289	$–	$1,770

Cash flows from investing activities:
Capital expenditures	–	(84)	(701)	–	(785)
Deferred turnaround and catalyst costs	–	(73)	(270)	–	(343)
Purchase of ethanol facilities	–	–	(260)	–	(260)
Proceeds from the sale of the Delaware City Refinery assets and associated terminal and pipeline assets	–	210	10	–	220
Net intercompany loan repayments	(1,534)	–	–	1,534	–
Return of investment	10	–	–	(10)	–
Other investing activities, net	–	–	11	–	11

Net cash provided by (used in) investing activities	(1,524)	53	(1,210)	1,524	(1,157)

Cash flows from financing activities:
Non-bank debt:
Borrowings	1,244	–	–	–	1,244
Repayments	(33)	(484)	–	–	(517)
Accounts receivable sales program:
Proceeds from sale of receivables	–	–	1,225	–	1,225
Repayments	–	–	(1,325)	–	(1,325)
Issuance of common stock in connection with employee benefit plans	11	–	–	–	11
Common stock dividends	(57)	–	–	–	(57)
Dividend to parent	–	–	(10)	10	–
Debt issuance costs	(10)	–	–	–	(10)
Net intercompany borrowings	–	956	578	(1,534)	–
Other financing activities, net	6	–	(2)	–	4

Net cash provided by financing activities	1,161	472	466	(1,524)	575

Effect of foreign exchange rate changes on cash	–	–	(12)	–	(12)

Net increase in cash and temporary cash investments	643	–	533	–	1,176
Cash and temporary cash investments at beginning of period	78	–	747	–	825

Cash and temporary cash investments at end of period	$721	$–	$1,280	$–	$2,001

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2009
(unaudited, in millions)

	Valero		Other Non-
	Energy		Guarantor
	Corporation	PRG	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8)	$(819)	$2,234	$–	$1,407

Cash flows from investing activities:
Capital expenditures	–	(197)	(1,154)	–	(1,351)
Deferred turnaround and catalyst costs	–	(20)	(229)	–	(249)
Purchase of ethanol facilities	–	–	(556)	–	(556)
Minor acquisitions	–	–	(29)	–	(29)
Net intercompany loan repayments	(1,194)	–	–	1,194	–
Other investing activities, net	–	–	11	–	11

Net cash used in investing activities	(1,194)	(217)	(1,957)	1,194	(2,174)

Cash flows from financing activities:
Non-bank debt:
Borrowings	998	–	–	–	998
Repayments	(209)	–	–	–	(209)
Accounts receivable sales program:
Proceeds from sale of receivables	–	–	500	–	500
Repayments	–	–	(500)	–	(500)
Proceeds from the sale of common stock, net of issuance costs	799	–	–	–	799
Issuance of common stock in connection with employee benefit plans	4	–	–	–	4
Common stock dividends	(155)	–	–	–	(155)
Debt issuance costs	(8)	–	–	–	(8)
Net intercompany borrowings	–	1,036	158	(1,194)	–
Other financing activities, net	1	–	(2)	–	(1)

Net cash provided by financing activities	1,430	1,036	156	(1,194)	1,428

Effect of foreign exchange rate changes on cash	–	–	22	–	22

Net increase in cash and temporary cash investments	228	–	455	–	683
Cash and temporary cash investments at beginning of period	215	–	725	–	940

Cash and temporary cash investments at end of period	$443	$–	$1,180	$–	$1,623

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
These forward-looking statements include, among other things, statements regarding:
•	future refining margins, including gasoline and distillate margins;

•	future retail margins, including gasoline, diesel, home heating oil, and convenience store merchandise margins;

•	future ethanol margins and the effect of the acquisition of ethanol plants on our results of operations;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined product inventories;

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

•
earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil, grain and other feedstocks, and refined products and ethanol;

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

OVERVIEW AND OUTLOOK
For the second quarter of 2010, we reported income from continuing operations of $530 million, or $0.93 per share, compared to a loss from continuing operations of $191 million, or $0.36 per share, for the second quarter of 2009. For the first six months of 2010, we reported income from continuing operations of $429 million, or $0.76 per share, compared to $173 million, or $0.33 per share, for the first six months of 2009. These results were primarily due to our refining segment operations, which generated operating income of $921 million in the second quarter of 2010 and an operating loss of $143 million in the second quarter of 2009. Refining segment operating income was $870 million for the first six months of 2010 and $550 million for the first six months of 2009. The increase in refining operating income for both comparable periods (2010 vs. 2009) was primarily due to improved margins for the distillate products we produce and wider sour crude oil differentials. The sour crude oil differential is the difference between the price of sweet crude oil and the price of sour crude oil. We believe that the improved distillate margins are due to an increase in the demand for refined products resulting from the slowly improving U.S. and worldwide economies. This refined product demand, however, has not returned to levels experienced prior to the economic slowdown that began in 2008. In addition, we believe there is excess worldwide refinery capacity and refined product inventories remain high. These factors continue to constrain the margins for refined products.
In response to the worldwide economic slowdown, and as a result of our assessment of the operating performance and profitability of our refineries, we temporarily shut down our Aruba Refinery in July 2009 and permanently shut down our Delaware City Refinery in November 2009. Due to the shutdown of our Delaware City Refinery, we have reflected its results of operations as discontinued operations in our consolidated statements of income and the “operating highlights” and “refining operating highlights” tables that follow this overview. On June 1, 2010, we completed the sale of our shutdown Delaware City Refinery assets and associated terminal and pipeline assets for $220 million of cash proceeds. We are also evaluating strategic alternatives for our Paulsboro Refinery and have entered into negotiations to sell the refinery.
Our Aruba Refinery has remained shut since July 2009 primarily because it has been uneconomical to operate due to narrow heavy sour crude oil differentials. However, in June 2010, due to the recent widening of the heavy sour crude oil differentials and the overall improvement in refining economics, we commenced refinery-wide maintenance to prepare the refinery’s production units for potential restart by the end of the third quarter of 2010. This decision was also in response to our settlement of tax disputes with the Government of Aruba (GOA) effective June 1, 2010, which resolved uncertainties regarding our tax environment in Aruba. In connection with the settlement, we paid the GOA $118 million, consisting primarily of cash that had been escrowed in connection with those disputes. There is no certainty, however, that refining economics will recover sufficiently to justify restarting the refinery.
In the second quarter of 2009, we entered the ethanol business through the acquisition of seven ethanol facilities, and we acquired three additional facilities in the first quarter of 2010. We believe that ethanol is a natural fit for us because we manufacture transportation fuels. During the second quarter and first half of 2010, our ethanol segment generated operating income of $35 million and $92 million, respectively, compared to $22 million for the second quarter and first half of 2009. The ethanol business is dependent on margins between ethanol and corn feedstocks and can be impacted by U.S. government subsidies and biofuels (including ethanol) mandates.
Our retail segment generated operating income of $109 million for the second quarter of 2010 compared to operating income of $65 million for the second quarter of 2009. Retail operating income was $180 million for the first six months of 2010, compared to $121 million for the comparable period in 2009. The 2010 results benefited from the blending of ethanol with the gasoline sold by our retail segment. Ethanol is currently a lower cost product than gasoline and this lower cost results in an increase in retail fuel margins.
To support our financial strength and liquidity, we issued $1.25 billion in debt during the first quarter of 2010 at interest rates favorable to those on our existing debt. We used a portion of the proceeds to redeem our 7.50% senior notes for $294 million in March 2010, and our 6.75% senior notes for $190 million in May 2010; the remainder was used for general corporate purposes.
We expect the U.S. and worldwide economies to continue to recover slowly, and we expect refined product demand to increase. The increase in anticipated refined product demand is expected to result in an increase in crude oil production, which we believe will result in the production of more sour crude oils and continued improvement in sour crude oil differentials. The expected increases in refined product demand and sour crude oil production should favorably impact our refined product margins. However, we expect that the current surplus and growth in global refining capacity will put pressure on refining margins and could result in ongoing production constraints or refinery shutdowns in the refining industry. We will continue to optimize our refining assets based on market conditions.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.
Second Quarter 2010 Compared to Second Quarter 2009
Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2010 (a) (b)	2009 (a) (b)	Change

Operating revenues	$21,775	$17,376	$4,399

Costs and expenses:
Cost of sales	19,320	16,014	3,306
Operating expenses	847	781	66
Retail selling expenses	187	171	16
General and administrative expenses	131	122	9
Depreciation and amortization expense:
Refining	318	318	–
Retail	27	26	1
Ethanol	9	5	4
Corporate	13	12	1
Asset impairment loss (c)	2	119	(117)

Total costs and expenses	20,854	17,568	3,286

Operating income (loss)	921	(192)	1,113
Other income (expense), net	1	(23)	24
Interest and debt expense:
Incurred	(138)	(118)	(20)
Capitalized	22	34	(12)

Income (loss) from continuing operations before income tax expense (benefit)	806	(299)	1,105
Income tax expense (benefit)	276	(108)	384

Income (loss) from continuing operations	530	(191)	721
Income (loss) from discontinued operations, net of income taxes (b)	53	(63)	116

Net income (loss)	$583	$(254)	$837

Earnings (loss) per common share – assuming dilution:
Continuing operations	$0.93	$(0.36)	$1.29
Discontinued operations	0.10	(0.12)	0.22

Total	$1.03	$(0.48)	$1.51

See the footnote references on page 49.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended June 30,
	2010	2009	Change

Refining (b):
Operating income (loss) (c)	$921	$(143)	$1,064
Throughput margin per barrel (d)	$9.39	$4.74	$4.65
Operating costs per barrel (c):
Refining operating expenses	$3.55	$3.39	$0.16
Depreciation and amortization	1.50	1.47	0.03

Total operating costs per barrel	$5.05	$4.86	$0.19

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	472	451	21
Medium/light sour crude	522	550	(28)
Acidic sweet crude	59	103	(44)
Sweet crude	689	609	80
Residuals	211	226	(15)
Other feedstocks	128	176	(48)

Total feedstocks	2,081	2,115	(34)
Blendstocks and other	256	277	(21)

Total throughput volumes	2,337	2,392	(55)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,148	1,141	7
Distillates	780	775	5
Petrochemicals	76	70	6
Other products (e)	352	408	(56)

Total yields	2,356	2,394	(38)

Retail – U.S.:
Operating income	$76	$36	$40
Company-operated fuel sites (average)	990	1,001	(11)
Fuel volumes (gallons per day per site)	5,196	5,119	77
Fuel margin per gallon	$0.220	$0.125	$0.095
Merchandise sales	$316	$307	$9
Merchandise margin (percentage of sales)	28.9%	28.6%	0.3%
Margin on miscellaneous sales	$22	$21	$1
Retail selling expenses	$122	$115	$7
Depreciation and amortization expense	$18	$18	$–

Retail – Canada:
Operating income	$33	$29	$4
Fuel volumes (thousand gallons per day)	3,098	3,093	5
Fuel margin per gallon	$0.276	$0.253	$0.023
Merchandise sales	$61	$49	$12
Merchandise margin (percentage of sales)	30.6%	29.2%	1.4%
Margin on miscellaneous sales	$9	$7	$2
Retail selling expenses	$65	$56	$9
Depreciation and amortization expense	$9	$8	$1

See the footnote references on page 49.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2010	2009	Change

Ethanol (a):
Operating income	$35	$22	$13
Ethanol production (thousand gallons per day)	3,190	1,547	1,643
Gross margin per gallon of ethanol production	$0.47	$0.49	$(0.02)
Operating costs per gallon of ethanol production:
Ethanol operating expenses	$0.31	$0.30	$0.01
Depreciation and amortization	0.03	0.03	–

Total operating costs per gallon of ethanol production	$0.34	$0.33	$0.01

See the footnote references on page 49.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2010	2009	Change

Gulf Coast:
Operating income (loss)	$650	$(81)	$731
Throughput volumes (thousand barrels per day)	1,329	1,395	(66)
Throughput margin per barrel (d)	$10.28	$3.94	$6.34
Operating costs per barrel (c):
Refining operating expenses	$3.34	$3.17	$0.17
Depreciation and amortization	1.57	1.41	0.16

Total operating costs per barrel	$4.91	$4.58	$0.33

Mid-Continent:
Operating income	$151	$18	$133
Throughput volumes (thousand barrels per day)	390	370	20
Throughput margin per barrel (d)	$9.13	$6.03	$3.10
Operating costs per barrel (c):
Refining operating expenses	$3.54	$3.75	$(0.21)
Depreciation and amortization	1.36	1.72	(0.36)

Total operating costs per barrel	$4.90	$5.47	$(0.57)

Northeast (b):
Operating income (loss)	$24	$(42)	$66
Throughput volumes (thousand barrels per day)	356	343	13
Throughput margin per barrel (d)	$5.49	$3.05	$2.44
Operating costs per barrel (c):
Refining operating expenses	$3.38	$3.12	$0.26
Depreciation and amortization	1.35	1.30	0.05

Total operating costs per barrel	$4.73	$4.42	$0.31

West Coast:
Operating income	$98	$79	$19
Throughput volumes (thousand barrels per day)	262	284	(22)
Throughput margin per barrel (d)	$10.55	$9.03	$1.52
Operating costs per barrel (c):
Refining operating expenses	$4.87	$4.37	$0.50
Depreciation and amortization	1.57	1.61	(0.04)

Total operating costs per barrel	$6.44	$5.98	$0.46

Operating income (loss) for regions above	$923	$(26)	$949
Asset impairment loss applicable to refining (c)	(2)	(117)	115

Total refining operating income (loss)	$921	$(143)	$1,064

See the footnote references on page 49.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Three Months Ended June 30,
	2010	2009	Change

Feedstocks:
West Texas Intermediate (WTI) crude oil	$77.80	$59.54	$18.26
WTI less sour crude oil at U.S. Gulf Coast (h)	3.78	0.33	3.45
WTI less Mars crude oil	0.36	2.19	(1.83)
WTI less Maya crude oil	9.75	4.57	5.18

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	10.22	10.57	(0.35)
No. 2 fuel oil less WTI	9.21	3.84	5.37
Ultra-low-sulfur diesel less WTI	12.14	6.16	5.98
Propylene less WTI	6.11	(10.89)	17.00
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	10.39	10.58	(0.19)
Low-sulfur diesel less WTI	13.29	6.24	7.05
U.S. Northeast:
Conventional 87 gasoline less WTI	9.49	9.85	(0.36)
No. 2 fuel oil less WTI	10.12	4.69	5.43
Lube oils less WTI	52.36	25.64	26.72
U.S. West Coast:
CARBOB 87 gasoline less WTI	16.50	18.07	(1.57)
CARB diesel less WTI	14.45	7.92	6.53
New York Harbor corn crush (dollars per gallon)	0.36	0.29	0.07

The following notes relate to references on pages 45 through 49.

(a)
The information presented for the three months ended June 30, 2010 and 2009 includes the operations related to the acquisition of seven ethanol plants from VeraSun Energy Corporation (VeraSun) beginning on their respective closing dates in the second quarter of 2009 including plants located in Albert City, Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; Welcome, Minnesota; and Albion, Nebraska. In addition, information presented for the three months ended June 30, 2010 includes operations related to two ethanol plants purchased on January 13, 2010 from ASA Ethanol Holdings, LLC (ASA) located in Bloomingburg, Ohio and Linden, Illinois and one ethanol plant purchased on February 4, 2010 from Renew Energy LLC (Renew) located in Jefferson, Wisconsin. The ethanol production volumes reflected for the three months ended June 30, 2010 and 2009 are based on total production during each period divided by actual calendar days per period.

(b)
During the fourth quarter of 2009, we permanently shut down our refinery in Delaware City, Delaware, and wrote down the book value of the refinery assets to net realizable value. On June 1, 2010, we sold the shutdown refinery assets and the terminal and pipeline assets also located in Delaware City to PBF Energy Partners LP (PBF) for $220 million of cash proceeds. The results of operations of the shutdown refinery are reflected as discontinued operations for both periods presented. For the three months ended June 30, 2010, those results include a gain of $92 million ($58 million after taxes) on the sale of the refinery assets. The gain primarily resulted from the scrap value of the refinery assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which will not be incurred because of the sale. The terminal and pipeline assets previously associated with the refinery were not shut down and continued to be operated until the date of their sale. The results of operations of those assets, including an insignificant gain on sale, are reflected in continuing operations for both periods presented. All refining operating highlights, both consolidated and for the Northeast Region, exclude the Delaware City Refinery for both periods presented.

(c)
The asset impairment loss for the three months ended June 30, 2009 relates primarily to the permanent cancellation of certain capital projects classified as “construction in progress” as a result of the unfavorable impact of the economic slowdown on refining industry fundamentals. This loss has been reclassified from operating expenses and presented separately for comparability with the 2010 presentation. The asset impairment loss amounts are included in the refining segment operating income but are excluded from the regional operating income amounts and the consolidated and regional operating costs per barrel, resulting in an adjustment to the operating costs per barrel previously reported in 2009.

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
General
Operating revenues increased 25% (or $4.4 billion) for the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of higher refined product prices between the two periods. Operating income increased $1.1 billion and income from continuing operations increased $721 million for the second quarter of 2010 compared to amounts reported for the second quarter of 2009 primarily due to a $1.1 billion increase in refining segment operating income discussed below.
Refining
Results of operations of our refining segment increased from an operating loss of $143 million for the second quarter of 2009 to operating income of $921 million for the second quarter of 2010, resulting from a 98% increase in throughput margin per barrel (a $4.65 per barrel increase between the comparable periods) partially offset by a 2% decline in total throughput volumes (a 55,000 barrel per day decrease between the comparable periods). The increase in the refining throughput margin per barrel for the second quarter of 2010 was partially due to a significant improvement in distillate margins, but that improvement was somewhat offset by a decline in gasoline margins in all of our refining regions. Throughput margin per barrel also benefited from wider sour crude oil differentials. The impact of these factors on our throughput margin per barrel is described below.
Changes in the margin that we receive for our products have a material impact on our results of operations. For example, the benchmark reference margin for U.S. Gulf Coast No. 2 fuel oil, which is a type of distillate, was $9.21 per barrel for the second quarter of 2010, compared to $3.84 per barrel for the second quarter of 2009, representing a favorable increase of $5.37 per barrel. Similar increases in distillate margins were experienced in other regions. We estimate that the increase in margin for distillates had a $332 million positive impact to our overall refining margin, quarter versus quarter, as we produced 780,000 barrels per day of distillates during the second quarter of 2010. Distillate margins were higher in the second quarter of 2010 as compared to the second quarter of 2009 due to an increase in the industrial demand for these products resulting from the ongoing recovery of the U.S. and worldwide economies and exports.
Similarly, the benchmark reference margin for U.S. Gulf Coast Conventional 87 gasoline (Gulf Coast 87 gasoline) was $10.22 per barrel for the second quarter of 2010, compared to $10.57 per barrel for the second quarter of 2009, representing an unfavorable decrease of $0.35 per barrel. Conventional 87 gasoline benchmark reference margins decreased quarter versus quarter to an even greater extent in the West Coast region (a $1.57 per barrel unfavorable decrease). We estimate that the decrease in gasoline margins had a $159 million negative impact to our overall refining margin, quarter versus quarter, as we produced 1.15 million barrels per day of gasoline during the second quarter of 2010. Gasoline margins were lower in the second quarter of 2010 as compared to the second quarter of 2009 despite an increase in gasoline prices in the second quarter of 2010. We believe that the margins for gasoline were constrained due to continued weak consumer demand and high levels of inventory. In addition, our downstream customers increased the use of ethanol as a component in transportation fuels because its price was cheaper than gasoline.
The cost of crude oil we process also has a material impact on our results of operations because many of our refineries have been designed to process sour crude oils, which we can purchase at a discount to sweet crude oils. For example, Maya crude oil, which is a type of sour crude oil, sold at a discount of $9.75 per barrel to West Texas Intermediate crude oil, which is a type of sweet crude oil, during the second quarter of 2010. This compares to a discount of $4.57 per barrel during the second quarter of 2009, representing a favorable increase of $5.18 per barrel. We estimate that the wider discounts for all types of sour crude oil that we process had a $204 million positive impact to our overall refining margin, quarter versus quarter, as we processed 994,000 barrels per day of sour crude oils.
The decrease in throughput volumes during 2010 compared to 2009 was due primarily to the temporary shutdown of our Aruba Refinery commencing in July 2009.
Retail
Retail operating income was $109 million for the second quarter of 2010 compared to $65 million for the second quarter of 2009. This 68% (or $44 million) increase was due to improved retail fuel margins of $51 million, partially offset by higher selling expenses of $16 million, $9 million of which relates to our Canadian retail operations.

Retail fuel margins benefited from the blending of ethanol with the gasoline sold by our retail segment. Ethanol is currently a lower cost product than gasoline and this lower cost results in an increase in retail fuel margins. For example, the Chicago Board of Trade (CBOT) price for a gallon of ethanol was $0.54 less than a gallon of Gulf Coast 87 gasoline for the second quarter of 2010, but there was no difference between the prices of these products for the second quarter of 2009. In addition, approximately 80% of the gasoline we sold during the second quarter of 2010 contained 10% ethanol.

The increase in selling expenses from our Canadian retail operations was due to the strengthening of the Canadian dollar relative to the U.S. dollar.
Ethanol
Ethanol operating income was $35 million for the second quarter of 2010 compared to $22 million for the second quarter of 2009. This increase of $13 million was primarily due to an increase in the number of ethanol plants we operate. As more fully described in Note 3 of Condensed Notes to Consolidated Financial Statements, we acquired three ethanol plants in the first quarter of 2010, and these plants generated $6 million of operating income during the second quarter of 2010.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, increased $10 million from the second quarter of 2009 to the second quarter of 2010 primarily due to a $6 million increase in environmental remediation costs at a non-operating site.
“Other income (expense), net” for the second quarter of 2010 increased $24 million from the second quarter of 2009 due mainly to a $34 million net loss in 2009 resulting from an increase of $14 million in the fair value of an earn-out agreement that was entered into in connection with the sale of our Krotz Springs Refinery in 2008, offset by a loss of $48 million related to commodity derivative instruments entered into to hedge the risk of changes in the fair value of the earn-out agreement.

Interest and debt expense for the second quarter of 2010 increased $32 million from the second quarter of 2009. This increase is composed of a $20 million increase in interest expense incurred primarily on $1.25 billion of debt issued in February 2010, as described in Note 7 of Condensed Notes to Consolidated Financial Statements, and a $12 million decrease in capitalized interest due to a corresponding reduction in capital expenditures between the quarters and the temporary suspension of activity on certain construction projects. We will not capitalize interest with respect to suspended construction projects until significant construction activities resume.
Income tax expense increased $384 million from the second quarter of 2009 to the second quarter of 2010 mainly as a result of higher operating income.
Income from discontinued operations of $53 million for the second quarter of 2010 represents a $58 million after-tax gain on the sale of the shutdown refinery assets at Delaware City, partially offset by a $5 million net loss from the refinery’s operations prior to the sale. The gain on the sale of the shutdown refinery assets primarily resulted from the scrap value of the assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which we will not incur because of the sale.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2010 (a) (b)	2009 (a) (b)	Change

Operating revenues	$41,418	$30,704	$10,714

Costs and expenses:
Cost of sales	37,456	27,218	10,238
Operating expenses	1,759	1,626	133
Retail selling expenses	360	340	20
General and administrative expenses	228	267	(39)
Depreciation and amortization expense:
Refining	629	634	(5)
Retail	53	49	4
Ethanol	17	5	12
Corporate	25	23	2
Asset impairment loss (c)	2	141	(139)

Total costs and expenses	40,529	30,303	10,226

Operating income	889	401	488
Other income (expense), net	12	(24)	36
Interest and debt expense:
Incurred	(285)	(237)	(48)
Capitalized	42	73	(31)

Income from continuing operations before income tax expense	658	213	445
Income tax expense	229	40	189

Income from continuing operations	429	173	256
Income (loss) from discontinued operations, net of income taxes (b)	41	(118)	159

Net income	$470	$55	$415

Earnings (loss) per common share – assuming dilution:
Continuing operations	$0.76	$0.33	$0.43
Discontinued operations	0.07	(0.22)	0.29

Total	$0.83	$0.11	$0.72

See the footnote references on page 57.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Six Months Ended June 30,
	2010	2009	Change

Refining (b):
Operating income (c)	$870	$550	$320
Throughput margin per barrel (d)	$7.70	$6.77	$0.93
Operating costs per barrel (c):
Refining operating expenses	$3.96	$3.69	$0.27
Depreciation and amortization	1.57	1.48	0.09

Total operating costs per barrel	$5.53	$5.17	$0.36

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	457	505	(48)
Medium/light sour crude	493	559	(66)
Acidic sweet crude	51	105	(54)
Sweet crude	666	582	84
Residuals	174	172	2
Other feedstocks	128	169	(41)

Total feedstocks	1,969	2,092	(123)
Blendstocks and other	248	279	(31)

Total throughput volumes	2,217	2,371	(154)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,090	1,097	(7)
Distillates	720	792	(72)
Petrochemicals	72	65	7
Other products (e)	355	416	(61)

Total yields	2,237	2,370	(133)

Retail – U.S.:
Operating income	$109	$61	$48
Company-operated fuel sites (average)	989	1,003	(14)
Fuel volumes (gallons per day per site)	5,070	5,052	18
Fuel margin per gallon	$0.181	$0.121	$0.060
Merchandise sales	$588	$573	$15
Merchandise margin (percentage of sales)	28.9%	29.5%	(0.6)%
Margin on miscellaneous sales	$44	$44	$–
Retail selling expenses	$233	$229	$4
Depreciation and amortization expense	$36	$35	$1

Retail – Canada:
Operating income	$71	$60	$11
Fuel volumes (thousand gallons per day)	3,088	3,176	(88)
Fuel margin per gallon	$0.287	$0.252	$0.035
Merchandise sales	$113	$88	$25
Merchandise margin (percentage of sales)	31.0%	29.5%	1.5%
Margin on miscellaneous sales	$19	$15	$4
Retail selling expenses	$127	$111	$16
Depreciation and amortization expense	$17	$14	$3

See the footnote references on page 57.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2010	2009	Change

Ethanol (a):
Operating income	$92	$22	$70
Ethanol production (thousand gallons per day)	2,864	778	2,086
Gross margin per gallon of ethanol production	$0.54	$0.49	$0.05
Operating costs per gallon of ethanol production:
Ethanol operating expenses	$0.33	$0.30	$0.03
Depreciation and amortization	0.03	0.03	–

Total operating costs per gallon of ethanol production	$0.36	$0.33	$0.03

See the footnote references on page 57.

Refining Operating Highlights by Region (f)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2010	2009	Change

Gulf Coast:
Operating income	$639	$109	$530
Throughput volumes (thousand barrels per day)	1,234	1,355	(121)
Throughput margin per barrel (d)	$8.35	$5.48	$2.87
Operating costs per barrel (c):
Refining operating expenses	$3.85	$3.58	$0.27
Depreciation and amortization	1.64	1.46	0.18

Total operating costs per barrel	$5.49	$5.04	$0.45

Mid-Continent:
Operating income	$140	$191	$(51)
Throughput volumes (thousand barrels per day)	377	385	(8)
Throughput margin per barrel (d)	$7.32	$8.07	$(0.75)
Operating costs per barrel (c):
Refining operating expenses	$3.79	$3.73	$0.06
Depreciation and amortization	1.48	1.59	(0.11)

Total operating costs per barrel	$5.27	$5.32	$(0.05)

Northeast (b):
Operating income	$26	$125	$(99)
Throughput volumes (thousand barrels per day)	344	351	(7)
Throughput margin per barrel (d)	$5.64	$6.46	$(0.82)
Operating costs per barrel (c):
Refining operating expenses	$3.81	$3.25	$0.56
Depreciation and amortization	1.40	1.25	0.15

Total operating costs per barrel	$5.21	$4.50	$0.71

West Coast:
Operating income	$67	$264	$(197)
Throughput volumes (thousand barrels per day)	262	280	(18)
Throughput margin per barrel (d)	$7.89	$11.66	$(3.77)
Operating costs per barrel (c):
Refining operating expenses	$4.92	$4.73	$0.19
Depreciation and amortization	1.55	1.73	(0.18)

Total operating costs per barrel	$6.47	$6.46	$0.01

Operating income for regions above	$872	$689	$183
Asset impairment loss applicable to refining (c)	(2)	(139)	137

Total refining operating income	$870	$550	$320

See the footnote references on page 57.

Average Market Reference Prices and Differentials (g)
(dollars per barrel)

	Six Months Ended June 30,
	2010	2009	Change

Feedstocks:
WTI crude oil	$78.24	$51.26	$26.98
WTI less sour crude oil at U.S. Gulf Coast (h)	3.44	1.02	2.42
WTI less Mars crude oil	1.65	0.70	0.95
WTI less Maya crude oil	9.33	4.51	4.82

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less WTI	8.68	9.36	(0.68)
No. 2 fuel oil less WTI	7.44	7.34	0.10
Ultra-low-sulfur diesel less WTI	9.82	9.38	0.44
Propylene less WTI	11.86	(8.69)	20.55
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	8.55	9.58	(1.03)
Low-sulfur diesel less WTI	10.00	8.94	1.06
U.S. Northeast:
Conventional 87 gasoline less WTI	8.68	8.99	(0.31)
No. 2 fuel oil less WTI	8.50	9.06	(0.56)
Lube oils less WTI	43.34	46.37	(3.03)
U.S. West Coast:
CARBOB 87 gasoline less WTI	13.54	18.60	(5.06)
CARB diesel less WTI	11.44	10.81	0.63
New York harbor corn crush (dollars per gallon)	0.41	0.30	0.11

The following notes relate to references on pages 53 through 57.

(a)
The information presented for the six months ended June 30, 2010 and 2009 includes the operations related to the acquisition of seven ethanol plants from VeraSun beginning on their respective closing dates in the second quarter of 2009 including plants located in Albert City, Charles City, Fort Dodge, and Hartley, Iowa; Aurora, South Dakota; Welcome, Minnesota; and Albion, Nebraska. In addition, information presented for the six months ended June 30, 2010 includes operations related to two ethanol plants purchased on January 13, 2010 from ASA located in Bloomingburg, Ohio and Linden, Illinois and one ethanol plant purchased on February 4, 2010 from Renew located in Jefferson, Wisconsin. The ethanol production volumes reflected for the six months ended June 30, 2010 and 2009 are based on total production during the period divided by actual calendar days per period.

(b)
During the fourth quarter of 2009, we permanently shut down our refinery in Delaware City, Delaware, and wrote down the book value of the refinery assets to net realizable value. On June 1, 2010, we sold the shutdown refinery assets and the terminal and pipeline assets also located in Delaware City to PBF for $220 million of cash proceeds. The results of operations of the shutdown refinery are reflected as discontinued operations for both periods presented. For the six months ended June 30, 2010, those results include a gain of $92 million ($58 million after taxes) on the sale of the refinery assets. The gain primarily resulted from the scrap value of the refinery assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which will not be incurred because of the sale. The terminal and pipeline assets previously associated with the refinery were not shut down and continued to be operated until the date of their sale. The results of operations of those assets, including an insignificant gain on sale, are reflected in continuing operations for both periods presented. All refining operating highlights, both consolidated and for the Northeast Region, exclude the Delaware City Refinery for both periods presented.

(c)
The asset impairment loss for the six months ended June 30, 2009 relates primarily to the permanent cancellation of certain capital projects classified as “construction in progress” as a result of the unfavorable impact of the economic slowdown on refining industry fundamentals. This loss has been reclassified from operating expenses and presented separately for comparability with the 2010 presentation. The asset impairment loss amounts are included in the refining segment operating income but are excluded from the regional operating income amounts and the consolidated and regional operating costs per barrel, resulting in an adjustment to the operating costs per barrel previously reported in 2009.

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
General
Operating revenues increased 35% (or $10.7 billion) for the first six months of 2010 compared to the first six months of 2009 primarily as a result of higher refined product prices between the two periods. Operating income increased $488 million and income from continuing operations increased $256 million for the first six months of 2010 compared to the amounts reported in the first six months of 2009 primarily due to a $320 million increase in refining segment operating income discussed below.
Refining
Operating income for our refining segment increased from $550 million for the first six months of 2009 to $870 million for the first six months of 2010, primarily due to the decline of $137 million in asset impairment losses from $139 million for the first six months of 2009 to $2 million for the first six months of 2010. As discussed in the “Overview and Outlook” above, we responded in a number of ways to the economic slowdown that began in 2008, including the evaluation of all of our ongoing construction projects. This evaluation resulted in our decision to permanently cancel certain projects throughout 2009. While this evaluation process has continued into 2010, the number and significance of projects cancelled has substantially declined.
Changes in the margin that we receive for our refined products typically have a material impact on our results of operations. However, the difference in margins between the first six months of 2010 and 2009 was not significant. In addition, the cost of crude oil we process typically has a material impact on our results operations. For the first six months of 2010, the discount applicable to the price of sour crude oil as compared to the price of sweet crude oil was wider than the discount for the first six months of 2009. For example, Maya crude oil, which is a type of sour crude oil, sold at a discount of $9.33 per barrel to West Texas Intermediate crude oil, which is a type of sweet crude oil, during the first six months of 2010. This compared to a discount of $4.51 per barrel during the first six months of 2009, representing a favorable increase of $4.82 per barrel. The benefit of this wider discount, however, was offset by a reduction of 114,000 barrels per day of sour crude oil that we processed during the first six months of 2010 as compared to the first six months of 2009.
Retail
Retail operating income was $180 million for the first six months of 2010 compared to $121 million for the first six months of 2009. This 49% (or $59 million) increase was primarily due to improved retail fuel margins of $69 million offset by a $16 million increase in selling expenses in our Canadian retail operations.

Retail fuel margins benefited from the blending of ethanol with the gasoline sold by our retail segment. Ethanol is currently a lower cost product than gasoline and this lower cost results in an increase in retail fuel margins. For example, the CBOT price for a gallon of ethanol was $0.45 less than a gallon of

Gulf Coast 87 gasoline for the first six months of 2010, but a gallon of ethanol was $0.17 higher than a gallon of Gulf Coast 87 gasoline for the first six months of 2009. In addition, approximately 80% of the gasoline we sold during the first six months of 2010 contained 10% ethanol.

The increase in selling expenses from our Canadian retail operations was due to the strengthening of the Canadian dollar relative to the U.S. dollar.
Ethanol
Ethanol operating income was $92 million for the first six months of 2010 compared to $22 million for the first six months of 2009. The increase of $70 million was due to a full six months of operations of the seven ethanol plants acquired in the VeraSun Acquisition in the second quarter of 2009 and the addition of three ethanol plants acquired in the first quarter of 2010, as described more fully in Note 3 of Condensed Notes to Consolidated Financial Statements.
Corporate Expenses and Other
General and administrative expenses, including depreciation and amortization expense, decreased $37 million from the first six months of 2009 to the first six months of 2010 due mainly to a favorable settlement with an insurance company for $40 million. This settlement related to our claim of insurance coverage in connection with losses incurred in prior periods related to certain litigation.
“Other income (expense), net” for the first six months of 2010 increased $36 million from the first six months of 2009 primarily due to a $38 million net loss in 2009 resulting from an increase of $25 million in the fair value of an earn-out agreement that was entered into in connection with the sale of our Krotz Springs Refinery in 2008, offset by a loss of $63 million related to commodity derivative instruments entered into to hedge the risk of changes in the fair value of the earn-out agreement.
Interest and debt expense increased $79 million from the first six months of 2009 to the first six months of 2010. This increase is composed of a $48 million increase in interest incurred on $1.25 billion of debt issued in February 2010 and $1.0 billion of debt issued in March 2009 (see Note 7 of Condensed Notes to Consolidated Financial Statements) and a $31 million decrease in capitalized interest due to a corresponding reduction in capital expenditures between the quarters and the temporary suspension of activity on certain construction projects. We will not capitalize interest with respect to suspended construction projects until significant construction activities resume.
Income tax expense increased $189 million from the first six months of 2009 to the first six months of 2010 due to higher operating income.
Income from discontinued operations of $41 million for the first six months of 2010 represents a $58 million after-tax gain on the sale of the shutdown refinery assets at Delaware City, partially offset by a $17 million net loss from the refinery’s operations prior to the sale. The gain on the sale of the shutdown refinery assets primarily resulted from the scrap value of the assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which we will not incur because of the sale.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2010 and 2009
Net cash provided by operating activities for the first six months of 2010 was $1.8 billion compared to $1.4 billion for the first six months of 2009. The increase in cash generated from operating activities was primarily due to the receipt of a $923 million tax refund in 2010. Changes in cash provided by or used for working capital during the first six months of 2010 and 2009 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements.
The net cash generated from operating activities during the first six months of 2010, combined with $1.244 billion of proceeds from the issuance of $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020 as discussed in Note 7 of Condensed Notes to Consolidated Financial Statements, and $220 million of proceeds from the sale of the Delaware City Refinery assets and associated terminal and pipeline assets as discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, were used mainly to:
•	fund $1.1 billion of capital expenditures and deferred turnaround and catalyst costs;

•	redeem our 7.5% senior notes for $294 million and our 6.75% senior notes for $190 million;

•	make scheduled long-term note repayments of $33 million;

•	make repayments under our accounts receivable sales facility of $100 million;

•	pay common stock dividends of $57 million;

•	purchase additional ethanol facilities for $260 million; and

•	increase available cash on hand by $1.2 billion.
The net cash generated from operating activities during the first six months of 2009, combined with $998 million of proceeds from the issuance of $1 billion of notes in March 2009 as discussed in Note 7 of Condensed Notes to Consolidated Financial Statements, and $799 million of net proceeds from the issuance of 46 million shares of common stock in June 2009 as discussed in Note 8 of Condensed Notes to Consolidated Financial Statements, were used mainly to:
•	fund $1.6 billion of capital expenditures and deferred turnaround and catalyst costs;

•	fund the VeraSun Acquisition for $556 million;

•	make scheduled long-term note repayments of $209 million;

•	pay common stock dividends of $155 million;

•	fund a $29 million acquisition of two pipelines; and

•	increase available cash on hand by $683 million.
Capital Investments
During the six months ended June 30, 2010, we expended $785 million for capital expenditures and $343 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2010 included $369 million of costs related to environmental projects.
For 2010, we expect to incur approximately $2.3 billion for capital investments, including approximately $1.8 billion for capital expenditures (approximately $780 million of which is for environmental projects) and approximately $500 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.
In January 2010, we acquired two ethanol plants and inventories from ASA for a total purchase price of $202 million. The plants are located in Linden, Indiana and Bloomingburg, Ohio. In February 2010, we acquired an additional ethanol plant located near Jefferson, Wisconsin from Renew plus certain receivables and inventories for a total purchase price of $79 million. Of the $281 million total purchase price paid for these acquisitions, $21 million was paid in the fourth quarter of 2009.
Effective June 1, 2010, we sold the shutdown Delaware City Refinery assets and associated terminal and pipeline assets to PBF for $220 million of cash proceeds. The sale resulted in a gain of $92 million related to the shutdown refinery assets and a $3 million gain related to the terminal and pipeline assets. The gain on the sale of the shutdown refinery assets primarily resulted from the scrap value of the assets and the reversal of certain liabilities recorded in the fourth quarter of 2009 associated with the shutdown of the refinery, which we will not incur because of the sale. This gain is presented in “income (loss) from discontinued operations, net of income taxes” in the consolidated statements of income for the three and six months ended June 30, 2010.
Contractual Obligations
As of June 30, 2010, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.
In February 2010, we issued $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020. Proceeds from the issuance of these notes totaled $1.244 billion, before deducting underwriting discounts and other issuance costs of $10 million.
In March 2010, we redeemed our 7.50% senior notes with a maturity date of June 15, 2015 for $294 million, or 102.5% of stated value. These notes had a carrying amount of $296 million as of the redemption date, resulting in a $2 million gain that was included in “other income (expense), net” in the consolidated statements of income.
In April 2010, we made scheduled debt repayments of $8 million related to our Series A 5.45%, Series B 5.40%, and Series C 5.40% industrial revenue bonds.
In May 2010, we redeemed our 6.75% senior notes with a maturity date of May 1, 2014 for $190 million, or 102.25% of stated value. These notes had a carrying amount of $187 million as of the redemption date, resulting in a $3 million dollar loss that was included in “other income (expense), net” in the consolidated statements of income.
In June 2010, we made scheduled debt repayments of $25 million related to our 7.25% debentures.
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in June 2011. As of June 30, 2010, the amount of eligible receivables sold was $100 million.
During the six months ended June 30, 2010, we had no material changes outside the ordinary course of our business in capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of June 30, 2010, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

Rating Agency	Rating

Standard & Poor’s Ratings Services	BBB (negative outlook)
Moody’s Investors Service	Baa2 (negative outlook)
Fitch Ratings	BBB (negative outlook)
The ratings agencies have placed a negative outlook on the ratings, which we believe is a result of the weak refining margin environment and general economic slowdown. We cannot provide assurance that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell, or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing as well as the cost of such financings.
Other Commercial Commitments
As of June 30, 2010, our committed lines of credit were as follows:

Borrowing
	Capacity	Expiration

Letter of credit facility	$300 million	June 2011
Revolving credit facility	$2.4 billion	November 2012
Canadian revolving credit facility	Cdn. $115 million	December 2012
As of June 30, 2010, we had $76 million of letters of credit outstanding under our uncommitted short-term bank credit facilities and $225 million of letters of credit outstanding under our U.S. committed revolving credit facilities. Under our Canadian committed revolving credit facility, we had Cdn. $20 million of letters of credit outstanding as of June 30, 2010. Our letters of credit expire during 2010 and 2011.
Stock Purchase Programs
As of June 30, 2010, we have approvals under common stock purchase programs previously approved by our board of directors to purchase approximately $3.5 billion of our common stock.
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
Effective June 1, 2010, the GOA enacted a new tax regime applicable to refinery and terminal operations in Aruba. Under the new tax regime, we are subject to a profit tax rate of 7% and a dividend withholding tax rate of 0%. In addition, all imports and exports are exempt from turnover tax and throughput fees.

Beginning June 1, 2012, we will also make a minimum annual tax payment of $10 million (payable in equal quarterly installments), with the ability to carry forward any excess tax prepayments to future tax years.
The new tax regime was the result of a settlement agreement entered into on February 24, 2010 between the GOA and us that set the parties’ proposed terms for settlement of a lengthy and complicated tax dispute between the parties. On May 30, 2010, the Aruban Parliament adopted several laws that implemented the provisions of the settlement agreement, which became effective June 1, 2010. Pursuant to the terms of the settlement agreement, we relinquished the provisions of the previous tax holiday regime. On June 4, 2010, we made a payment to the GOA of $118 million (primarily from restricted cash held in escrow) in consideration of a full release of all tax claims prior to June 1, 2010. This settlement resulted in an after-tax gain of $30 million recognized primarily as a reduction to interest expense of $8 million and an income tax benefit of $20 million for the quarter ended June 30, 2010.
Other Matters Impacting Liquidity and Capital Resources
During the six months ended June 30, 2010, we contributed $50 million to our qualified pension plans. No additional contributions to the qualified pension plans are anticipated during 2010.
In April 2010, Somali pirates hijacked a South Korean supertanker off the East African coast with a cargo of crude oil that we took title to in March upon loading into the vessel. The vessel and its cargo are currently in the possession of the Somali pirates. We paid our crude oil supplier for the cargo in April. We believe that we will regain possession of the cargo, and we do not anticipate this matter will have an adverse effect on our financial position, results of operations, or liquidity.
Financial Regulatory Reform
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act). The Wall Street Reform Act, among many things, creates new regulations for companies that extend credit to consumers and requires most derivative instruments to be traded on exchanges and routed through clearinghouses. Rules to implement the Wall Street Reform Act are being finalized and therefore, the impact to our operations is not yet known. However, implementation could result in higher margin requirements, higher clearing costs, and more reporting requirements with respect to our derivative activities.
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
On June 30, 2010, the EPA formally disapproved the flexible permits program submitted by the TCEQ in 1994 for inclusion in its clean-air implementation plan. The EPA determined that Texas’ flexible permit program did not meet several requirements under the federal Clean Air Act. Our Port Arthur, Texas City, Three Rivers, McKee and Corpus Christi East and West Refineries operate under flexible permits administered by the TCEQ. Accordingly, the permit status of these facilities has been called into question. Litigation regarding the EPA’s actions is anticipated. We are currently evaluating the impacts of this new regulatory action and cannot estimate the financial or operational impacts on our business. Depending on the final resolution, the EPA’s actions could result in material increased compliance costs for us, costly remedial actions, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued that have already been reflected in the accompanying consolidated financial statements.

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
COMMODITY PRICE RISK
We are exposed to market risks related to the price of crude oil, refined products (primarily gasoline and distillate), grain (primarily corn), and natural gas used in our refining operations. To reduce the impact of price volatility on our results of operations and cash flows, we enter into commodity derivative instruments, including swaps, futures, and options to hedge:
•	inventories and firm commitments to purchase inventories generally for amounts by which our current year LIFO inventory levels differ from our previous year-end LIFO inventory levels and

•
forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases to lock in the price of those forecasted transactions at existing market prices that we deem favorable.

We use the futures markets for the available liquidity, which provides greater flexibility in transacting our hedging and trading operations. We use swaps primarily to convert our floating price exposure to a fixed price. We also enter into certain commodity derivative instruments for trading purposes to take advantage of existing market conditions related to crude oil and refined products that we perceive as opportunities to benefit our results of operations and cash flows, but for which there are no related physical transactions.
Our positions in commodity derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.
The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading	Trading
	Purposes	Purposes

June 30, 2010:
Gain (loss) in fair value due to:
10% increase in underlying commodity prices	$(85)	$–
10% decrease in underlying commodity prices	85	1

December 31, 2009:
Gain (loss) in fair value due to:
10% increase in underlying commodity prices	(6)	(8)
10% decrease in underlying commodity prices	6	–
See Note 12 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2010.

INTEREST RATE RISK
The following table provides information about our debt instruments (dollars in millions), the fair value of which is sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2010 or December 31, 2009.

	June 30, 2010
	Expected Maturity Dates
						There-		Fair
	2010	2011	2012	2013	2014	after	Total	Value

Debt:
Fixed rate	$–	$418	$759	$489	$209	$6,089	$7,964	$9,260
Average interest rate	–%	6.4%	6.9%	5.5%	4.8%	7.1%	6.9%
Floating rate	$–	$100	$–	$–	$–	$–	$100	$100
Average interest rate	–%	0.9%	–%	–%	–%	–%	0.9%

	December 31, 2009
	Expected Maturity Dates
						There-		Fair
	2010	2011	2012	2013	2014	after	Total	Value

Debt:
Fixed rate	$33	$418	$759	$489	$395	$5,126	$7,220	$8,028
Average interest rate	6.8%	6.4%	6.9%	5.5%	5.7%	7.5%	7.1%
Floating rate	$200	$–	$–	$–	$–	$–	$200	$200
Average interest rate	0.9%	–%	–%	–%	–%	–%	0.9%
FOREIGN CURRENCY RISK
As of June 30, 2010, we had commitments to purchase $325 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before July 30, 2010, resulting in an $8 million loss in the third quarter of 2010.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2010.
(b) Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2009, or our quarterly report on Form 10-Q for the quarter ended March 31, 2010.
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
Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In June 2010, our Benicia Refinery received two violation notices (VN’s) issued by the BAAQMD alleging excess emissions and public nuisance. The VN’s relate to emission events that occurred in the second quarter of 2010 in connection with certain operational issues concerning the refinery’s coker unit. No penalties were specified in these VN’s. We are evaluating our response to the VN’s.
Delaware Department of Natural Resources and Environmental Control (DDNREC) (Delaware City Refinery) (this matter was last disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009). We recently signed an agreement with the DDNREC to settle all then-outstanding air, water, and waste enforcement actions pertaining to the Delaware City Refinery. The settlement included all notices of violation and other open matters that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Jersey Department of Environmental Protection (NJDEP) (Paulsboro Refinery) (this matter was last disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009). In March 2009 and August 2009, the NJDEP issued Notices of Revocation (Notices) to our Paulsboro Refinery alleging that the refinery exceeded emission limits for particulate matter and hydrogen cyanide. The first Notice relates to a fluid catalytic cracker (FCC) stack test conducted in 2007. The second Notice relates to an FCC stack test conducted in February 2009. The Notices assess penalties of $40,000 and $285,000, respectively, and direct the refinery either to perform a new stack test or submit an application to modify the permit limits. We continue our discussions with the NJDEP to resolve this matter, and we continue to work with the NJDEP on additional stack testing. We have filed appeals on both Notices, and our request for a stay on both Notices has been granted. A compliance order staying the Notices as they relate to excess emissions of hydrogen cyanide pending revision of the applicable emission limit was issued in May 2010. A parallel compliance order to address the Notices as they relate to emissions of particulate matter is being negotiated with the NJDEP.
State of Ohio, Office of the Attorney General, Environmental Enforcement (The Premcor Refining Group Inc. former Clark retail sites) (this matter was last disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009). In June 2008, the Attorney General’s office of the State of Ohio issued a penalty demand to our wholly owned subsidiary, The Premcor Refining Group Inc., for alleged environmental violations arising from a predecessor’s operation or ownership of underground storage tanks at several sites. We have settled this matter with the Attorney General’s office, and have finalized the terms of the consent orders (one for each county) for final resolution.
Item 1A. Risk Factors
Our risk factor entitled “Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, is hereby amended and restated as follows.
Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance.
The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasoline and diesel fuels. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned. Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change (e.g., California’s AB-32 “Global Warming Solutions Act,” the U.S. House of Representatives’ “American Clean Energy and Security Act of 2009,” the U.S. Senate Committee on Environment and Public Works’ “Clean Energy Jobs and American Power Act of 2009,” initiatives and rulemaking following the U.S. Environmental Protection Agency’s 2009 “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”), the level of expenditures required for environmental matters could increase in the future. In particular, under certain permitting activities, the self-executing provisions of the Clean Air Act following the EPA’s endangerment finding and subsequent rule-making, lead to environmental controls review for greenhouse gas emissions beginning January 2, 2011. This and future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time.

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
On June 30, 2010, the EPA formally disapproved the long-standing “flexible permitting” rules that the TCEQ uses as part of the state’s air quality program. Although the program has been in place since 1994, the EPA now claims that the Texas program did not meet several requirements under the federal Clean Air Act. Our Port Arthur, Texas City, Three Rivers, McKee, Corpus Christi East and West refineries have these so-called “flex” permits. Accordingly, the permit status of these facilities has been called into question. Litigation regarding the EPA’s actions is anticipated. We are currently evaluating the impacts of this new regulatory action and cannot estimate the financial or operational impacts on our business. Depending on the final resolution, the EPA’s action could result in material increased compliance costs for us, costly remedial actions, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) Unregistered Sales of Equity Securities. Not applicable.
          (b) Use of Proceeds. Not applicable.
          (c) Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total	Average	Total Number of	Total Number of	Maximum Number (or
	Number of	Price	Shares Not	Shares Purchased	Approximate Dollar
	Shares	Paid per	Purchased as Part	as Part of	Value) of Shares that
	Purchased	Share	of Publicly	Publicly	May Yet Be Purchased
			Announced Plans	Announced Plans	Under the Plans or
			or Programs (1)	or Programs	Programs
					(at month end) (2)
April 2010	14,416	$20.64	14,416	–	$ 3.46 billion
May 2010	587	$20.59	587	–	$ 3.46 billion
June 2010	3,905	$17.56	3,905	–	$ 3.46 billion
Total	18,908	$20.00	18,908	–	$ 3.46 billion

(1)
The shares reported in this column represent purchases settled in the second quarter of 2010 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee benefit plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

(2)
On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, as authorized by our board of directors on April 25, 2007. The $6 billion common stock purchase program has no expiration date. On February 28, 2008, we announced that our board of directors approved a $3 billion common stock purchase program. This program is in addition to the $6 billion program. This $3 billion program has no expiration date.

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

**101
The following materials from Valero Energy Corporation’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Submitted electronically herewith.
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: August 6, 2010