Form 10-Q
period 2011-03-31
VALERO ENERGY CORP/TX
filed 2011-05-09
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 29, 2011 was 570,250,193.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	6
Condensed Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	46
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6. Exhibits	48
SIGNATURE	49
EX-12.01
EX-31.01
EX-31.02
EX-32.01
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$4,133	$3,334
Receivables, net	5,858	4,583
Inventories	4,338	4,947
Income taxes receivable	316	343
Deferred income taxes	262	190
Prepaid expenses and other	149	121
Total current assets	15,056	13,518
Property, plant and equipment, at cost	29,404	28,921
Accumulated depreciation	(6,509)	(6,252)
Property, plant and equipment, net	22,895	22,669
Intangible assets, net	225	224
Deferred charges and other assets, net	1,416	1,210
Total assets	$39,592	$37,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$312	$822
Accounts payable	8,653	6,441
Accrued expenses	729	590
Taxes other than income taxes	517	671
Income taxes payable	55	3
Deferred income taxes	140	257
Total current liabilities	10,406	8,784
Debt and capital lease obligations, less current portion	7,517	7,515
Deferred income taxes	4,693	4,530
Other long-term liabilities	1,752	1,767
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,641	7,704
Treasury stock, at cost; 103,498,265 and 105,113,545 common shares	(6,361)	(6,462)
Retained earnings	13,458	13,388
Accumulated other comprehensive income	479	388
Total stockholders’ equity	15,224	15,025
Total liabilities and stockholders’ equity	$39,592	$37,621
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenues (a)	$26,308	$18,493
Costs and expenses:
Cost of sales	24,568	17,056
Operating expenses:
Refining	744	764
Retail	162	152
Ethanol	95	80
General and administrative expenses	130	97
Depreciation and amortization expense	365	340
Total costs and expenses	26,064	18,489
Operating income	244	4
Other income, net	17	11
Interest and debt expense:
Incurred	(144)	(147)
Capitalized	27	20
Income (loss) from continuing operations before income tax expense (benefit)	144	(112)
Income tax expense (benefit)	40	(32)
Income (loss) from continuing operations	104	(80)
Loss from discontinued operations, net of income taxes	(6)	(33)
Net income (loss)	$98	$(113)
Earnings (loss) per common share:
Continuing operations	$0.18	$(0.14)
Discontinued operations	(0.01)	(0.06)
Total	$0.17	$(0.20)
Weighted-average common shares outstanding (in millions)	566	562
Earnings (loss) per common share – assuming dilution:
Continuing operations	$0.18	$(0.14)
Discontinued operations	(0.01)	(0.06)
Total	$0.17	$(0.20)
Weighted-average common shares outstanding – assuming dilution (in millions)	573	562
Dividends per common share	$0.05	$0.05
______________________________

Supplemental information:
(a) Includes excise taxes on sales by our U.S. retail system	$214	$208
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$98	$(113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	365	357
Noncash interest expense and other income, net	7	(1)
Stock-based compensation expense	12	12
Deferred income tax expense (benefit)	(44)	17
Changes in current assets and current liabilities	1,603	753
Changes in deferred charges and credits and other operating activities, net	17	(43)
Net cash provided by operating activities	2,058	982
Cash flows from investing activities:
Capital expenditures	(438)	(382)
Deferred turnaround and catalyst costs	(299)	(229)
Advance payment related to acquisition of refinery	(37)	—
Acquisitions of ethanol plants	—	(260)
Other investing activities, net	(9)	15
Net cash used in investing activities	(783)	(856)
Cash flows from financing activities:
Non-bank debt:
Borrowings	—	1,244
Repayments	(510)	(294)
Accounts receivable sales program:
Proceeds from the sale of receivables	—	1,225
Repayments	—	(1,225)
Purchase of common stock for treasury	—	(1)
Issuance of common stock in connection with stock-based compensation plans	21	4
Common stock dividends	(28)	(28)
Debt issuance costs	—	(10)
Other financing activities, net	5	1
Net cash provided by (used in) financing activities	(512)	916
Effect of foreign exchange rate changes on cash	36	20
Net increase in cash and temporary cash investments	799	1,062
Cash and temporary cash investments at beginning of period	3,334	825
Cash and temporary cash investments at end of period	$4,133	$1,887
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$98	$(113)
Other comprehensive income (loss):
Foreign currency translation adjustment	92	101
Pension and other postretirement benefits:
Net gain reclassified into income, net of income tax expense of $1 and $-	(1)	(1)

Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period, net of income tax benefit of $- and $1	—	(1)
Net gain reclassified into income, net of income tax expense of $- and $17	—	(32)
Net loss on cash flow hedges	—	(33)
Other comprehensive income	91	67
Comprehensive income (loss)	$189	$(46)
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.
We have evaluated subsequent events that occurred after March 31, 2011 through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Significant Accounting Policies
Reclassifications
In December 2010, we sold our Paulsboro Refinery to PBF Holding Company LLC. The results of operations of the Paulsboro Refinery for the three months ended March 31, 2010, therefore, have been presented as discontinued operations in the consolidated statement of income and are shown below (in millions):

Operating revenues	$1,150
Loss before income taxes	(36)

In addition, credit card fees previously recognized in 2010 in retail operating expenses have been reclassified to cost of sales as such fees are directly and jointly related to the sale transaction. This reclassification resulted in an increase in cost of sales and a decrease in retail operating expenses of $21 million for the three months ended March 31, 2010.
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncement
In January 2011, the provisions of Accounting Standards Codification (ASC) Topic 310, “Receivables,” were amended to delay temporarily the effective date of disclosures relating to troubled debt restructurings, which were previously amended in July 2010, in order to allow the Financial Accounting Standards Board time to complete its deliberations on what constitutes a troubled debt restructuring. In April 2010, the provisions of ASC Topic 310 were amended to clarify the guidance on a creditor’s evaluations of whether it has granted a concession to the debtor and whether the debtor is experiencing financial difficulties. These provisions are effective for the first interim or annual period beginning on or after June 15, 2011. The new guidance should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption, with early adoption permitted. The adoption of this guidance effective July 1, 2011 is not expected to materially affect our financial position or results of operations.

2.	PROPOSED ACQUISITION

On March 10, 2011, we agreed to acquire 100 percent of the stock of Chevron Limited, which owns and operates the Pembroke Refinery in Wales, United Kingdom, from a subsidiary of Chevron Corporation. The Pembroke Refinery has a total throughput capacity of 270,000 barrels per day of which 220,000 barrels per day is crude capacity. Directly and through various subsidiaries, Chevron Limited also owns extensive marketing and logistics assets throughout the United Kingdom and Ireland. The purchase price for this acquisition is $730 million, plus working capital, which has an estimated value of $1 billion based on current market prices, although the final value will be determined at closing. We expect to fund the transaction from available cash and to close the transaction in the third quarter of 2011, subject to regulatory approvals.

3.	IMPAIRMENT ANALYSIS

In late 2008, the U.S. and worldwide economies experienced severe disruptions in their capital and commodities markets resulting in a significant slowdown that persisted throughout 2009. This slowdown negatively impacted refining industry fundamentals and the demand and price for our refined products. Because of this negative impact, we decided to shut down our Aruba Refinery temporarily in July 2009, and it remained shut until January 2011. We decided to restart our Aruba Refinery due to improvements in the U.S. and worldwide economies during 2010 and the resulting improvement in refining industry fundamentals, both of which continued to improve during the first three months of 2011. Despite these improvements and the restart of the refinery, we evaluated our Aruba Refinery for potential impairment as of March 31, 2011 because of its recent temporary shutdown and the sensitivity of its profitability to sour crude oil differentials. The price of sour crude oil is generally less than the price of sweet crude oil, and that price difference is referred to as the sour crude oil differential. Sour crude oil differentials have improved along with other refining industry fundamentals. We considered these positive developments in our impairment evaluation and concluded that our Aruba Refinery was not impaired as of March 31, 2011. Our cash flow estimates for the refinery are based on our expectation that sour crude oil differentials will continue to improve in connection with an increase in the demand for refined products and the increased production of sour crude oils. Should differentials fail to widen or fail to widen to amounts experienced in prior years, our cash flow estimates may be negatively impacted and we could ultimately determine that the refinery is impaired. The Aruba Refinery had a net book value of $967 million as of March 31, 2011; therefore, an impairment loss could be material to our results of operations.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Refinery feedstocks	$2,810	$2,225
Refined products and blendstocks	988	2,233
Ethanol feedstocks and products	250	201
Convenience store merchandise	100	101
Materials and supplies	190	187
Inventories	$4,338	$4,947

As of March 31, 2011 and December 31, 2010, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $8.5 billion and $6.1 billion, respectively.

5.	DEBT
Non-Bank Debt
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

In February 2011, we made a scheduled debt repayment of $210 million related to our 6.75% senior notes. Also in February 2011, we paid $300 million to acquire the Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds), which were subject to mandatory tender. We expect to hold the GO Zone Bonds for our own account until conditions permit the remarketing of these bonds at an interest rate acceptable to us.

On May 2, 2011, we made a scheduled debt repayment of $200 million related to our 6.125% senior notes.

Bank Credit Facilities
We have a $2.4 billion revolving credit facility (the Revolver) that has a maturity date of November 2012. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of March 31, 2011 and December 31, 2010, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 19.5 percent and 25.0 percent, respectively. We believe that we will remain in compliance with this covenant.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credits up to C$115 million.

During the three months ended March 31, 2011 and 2010, we had no borrowings or repayments under our Revolver or the Canadian revolving credit facility. As of March 31, 2011 and December 31, 2010, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity	Expiration	March 31, 2011	December 31, 2010
Letter of credit facility	$200	June 2011	$200	$—
Letter of credit facility	$300	June 2011	$—	$100
Revolver	$2,400	November 2012	$80	$399
Canadian revolving credit facility	C$115	December 2012	C$20	C$20
We anticipate that we will be able to renew or replace the June 2011 credit facilities prior to their expiration.
As of March 31, 2011 and December 31, 2010, we had $329 million and $176 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. We amended our agreement in June 2010 to extend the maturity date to June 2011. As of March 31, 2011 and December 31, 2010 the amount of eligible receivables sold was $100 million. There were no sales or repayments of eligible receivables during the three months ended March 31, 2011. During the three months ended March 31, 2010, we sold and repaid $1.2 billion of eligible receivables to the third-party entities and financial institutions. Proceeds from the sale of receivables under this facility are reflected as debt. We anticipate that we will be able to renew this facility prior to its expiration in June 2011.

Other Disclosures
The estimated fair value of our debt, including the current portion, was as follows (in millions):

	March 31, 2011	December 31, 2010
Carrying amount (excluding capital leases)	$7,793	$8,300
Fair value	8,872	9,492

The carrying amount of our debt is the amount of debt that is reflected on our consolidated balance sheets. The fair value of that debt is based on quoted prices in active markets or quoted prices for debt of other companies with similar credit ratings, interest rates, and terms.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	COMMITMENTS AND CONTINGENCIES

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Matters
Retail Fuel Temperature Litigation
In 2006, a class action complaint was filed against us and several other defendants engaged in the retail and wholesale petroleum marketing business. The complaint alleges that because fuel volume increases with fuel temperature, the defendants violated state consumer protection laws by failing to adjust the volume or price of fuel when the fuel temperature exceeded 60 degrees Fahrenheit. The complaints seek to certify classes of retail consumers who purchased fuel in various locations. The complaints seek an order compelling the installation of temperature correction devices as well as monetary relief. Following the 2006 complaint, numerous other federal complaints were filed, and there are now a total of 46 lawsuits of which 21 involve us. (We are named in classes involving several states where we have no retail presence.)  The lawsuits are consolidated into a multi-district litigation case in the U.S. District Court for the District of Kansas (Kansas City) (Multi-District Litigation Docket No. 1840, In re: Motor Fuel Temperature Sales Practices Litigation). In May 2010, the court issued an order in response to the plaintiffs’ motion for class certification of the Kansas cases. The court certified an “injunction class” covering nonmonetary relief but deferred ruling on a “damages class.”  The court has scheduled trial in the Kansas cases for May 2012. We anticipate that the non-Kansas cases will be remanded in late 2011 or early 2012 with no additional rulings on the merits or class certification. We are a party to the Kansas cases, but we have no company-owned retail locations in Kansas. We believe that we have several strong defenses to these lawsuits and intend to contest them. We have not recorded a loss contingency liability with respect to this matter, but due to the inherent uncertainty of litigation, we believe that it is reasonably possible that we may suffer a loss with respect to one or more of the lawsuits. An estimate of the possible loss or range of loss from an adverse result in all or substantially all of these cases cannot reasonably be made.

Other Litigation
We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on our consolidated results of operations or financial position.

7.	STOCKHOLDERS’ EQUITY

On April 28, 2011, our board of directors declared a regular quarterly cash dividend of $0.05 per common share payable on June 15, 2011 to holders of record at the close of business on May 18, 2011.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to our defined benefit plans were as follows for the three months ended March 31, 2011 and 2010 (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$23	$22	$3	$3
Interest cost	21	20	6	6
Expected return on plan assets	(28)	(28)	—	—
Amortization of:
Prior service cost (credit)	1	1	(6)	(5)
Net loss	3	—	—	1
Net periodic benefit cost	$20	$15	$3	$5

Our anticipated contributions to our pension plans during 2011 have not changed from amounts previously disclosed in our consolidated financial statements for the year ended December 31, 2010. There were no contributions made to our pension plans during the three months ended March 31, 2011. During the three months ended March 31, 2010, we contributed $50 million to our pension plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2011		2010
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings (loss) per common share from continuing operations:
Income (loss) from continuing operations		$104		$(80)
Less dividends paid:
Common stock		28		28
Nonvested restricted stock		—		—
Undistributed earnings (loss)		$76		$(108)

Weighted-average common shares outstanding	3	566	3	562

Earnings (loss) per common share from continuing operations:
Distributed earnings	$0.05	$0.05	$0.05	$0.05
Undistributed earnings (loss)	0.13	0.13	—	(0.19)
Total earnings (loss) per common share from continuing operations	$0.18	$0.18	$0.05	$(0.14)

Earnings (loss) per common share from continuing operations – assuming dilution:
Income (loss) from continuing operations		$104		$(80)

Weighted-average common shares outstanding		566		562
Common equivalent shares:
Stock options		5		—
Performance awards and unvested restricted stock		2		—
Weighted-average common shares outstanding – assuming dilution		573		562

Earnings (loss) per common share from continuing operations – assuming dilution		$0.18		$(0.14)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects potentially dilutive securities (in millions) that were excluded from the calculation of “earnings (loss) per common share from continuing operations – assuming dilution” as the effect of including such securities would have been antidilutive. These potentially dilutive securities included common equivalent shares (primarily stock options), which were excluded due to the loss from continuing operations for the three months ended March 31, 2010, and stock options for which the exercise prices were greater than the average market price of our common shares during each respective reporting period.

	Three Months Ended March 31,
	2011	2010
Common equivalent shares	—	5
Stock options	6	14

10.	SEGMENT INFORMATION
The following table reflects segment activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended March 31, 2011:
Operating revenues from external customers	$22,562	$2,684	$1,062	$—	$26,308
Intersegment revenues	1,997	—	48	—	2,045
Operating income (loss)	276	66	44	(142)	244

Three months ended March 31, 2010:
Operating revenues from external customers	15,747	2,176	570	—	18,493
Intersegment revenues	1,508	—	55	—	1,563
Operating income (loss)	(15)	71	57	(109)	4

Total assets by reportable segment were as follows (in millions):

	March 31, 2011	December 31, 2010
Refining	$31,619	$30,363
Retail	1,978	1,925
Ethanol	996	953
Corporate	4,999	4,380
Total consolidated assets	$39,592	$37,621

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Decrease (increase) in current assets:
Receivables, net	$(1,258)	$(189)
Inventories	622	168
Income taxes receivable	(25)	830
Prepaid expenses and other	10	32
Increase (decrease) in current liabilities:
Accounts payable	2,143	155
Accrued expenses	174	(47)
Taxes other than income taxes	(160)	(126)
Income taxes payable	97	(70)
Changes in current assets and current liabilities	$1,603	$753

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

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the acquisitions of three ethanol plants in the first quarter of 2010;

•	amounts accrued for capital expenditures and deferred turnaround and catalyst costs are reflected in investing activities when such amounts are paid;

•	amounts accrued for common stock purchases in the open market that are not settled as of the balance sheet date are reflected in financing activities when the purchases are settled and paid; and

•
certain differences between consolidated balance sheet changes and the changes reflected above result from translating foreign currency denominated balances at the applicable exchange rate as of each balance sheet date.

There were no significant noncash investing or financing activities for the three months ended March 31, 2011 and 2010.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Interest paid in excess of amount capitalized	$77	$56
Income taxes received (paid), net	(3)	(839)
Cash flows related to the discontinued operations of the Paulsboro and Delaware City Refineries have been combined with the cash flows from continuing operations within each category in the consolidated statement of cash flows for the three months ended March 31, 2010 and are summarized as follows (in millions):

Cash used in operating activities:
Paulsboro Refinery	$(3)
Delaware City Refinery	(12)
Cash used in investing activities:
Paulsboro Refinery	(6)
Delaware City Refinery	—

12.	FAIR VALUE MEASUREMENTS
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total as of March 31, 2011
				Netting Adjustments
Assets:
Commodity derivative contracts	$9,612	$332	$—	$(9,558)	$386
Nonqualified benefit plans	107	—	11	—	118
Liabilities:
Commodity derivative contracts	9,242	518	—	(9,558)	202
Nonqualified benefit plans	38	—	—	—	38

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total as of December 31, 2010
				Netting Adjustments
Assets:
Commodity derivative contracts	$3,240	$489	$—	$(3,560)	$169
Nonqualified benefit plans	104	—	10	—	114
Liabilities:
Commodity derivative contracts	3,097	502	—	(3,560)	39
Nonqualified benefit plans	36	—	—	—	36
The valuation methods used to measure our financial instruments at fair value are as follows:

•
Commodity derivative contracts, consisting primarily of exchange-traded futures and swaps, are measured at fair value using the market approach. Exchange-traded futures are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Swaps are priced using third-party broker quotes, industry pricing services, and exchange-traded curves, with appropriate consideration of counterparty credit risk, but because they have contractual terms that are not identical to exchange-traded futures instruments with a comparable market price, these financial instruments are categorized in Level 2 of the fair value hierarchy.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash collateral deposits of $692 million and $403 million with brokers under master netting arrangements is included in the fair value of the commodity derivatives reflected in Level 1 as of March 31, 2011 and December 31, 2010, respectively. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation; however, fair value amounts by hierarchy level are presented on a gross basis in the tables above.
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs.

	Nonqualified Benefit Plans
	2011	2010
Three months ended March 31:
Balance at beginning of period	$10	$10
Total gains included in earnings	1	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$11	$10
The amount of total gains included in earnings attributable to the change in unrealized gains relating to assets still held at end of period	$1	$—

Non-Recurring Fair Value Measurements
As of March 31, 2011 and December 31, 2010, there were no nonfinancial assets or liabilities that were measured and recorded at fair value on a nonrecurring basis.

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
As of March 31, 2011, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2011
Crude oil and refined products:
Futures – long	3,599
Futures – short	13,767
Cash Flow Hedges
Cash flow hedges are used to hedge certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, product or natural gas purchases or refined product sales at existing market prices that we deem favorable. As of March 31, 2011, we had no outstanding commodity derivative instruments that were designated as cash flow hedges.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Economic Hedges
Economic hedges are hedges not designated as fair value or cash flow hedges and are used to manage price volatility in certain (i) refinery feedstock, refined product, and corn inventories, (ii) forecasted refinery feedstock, refined product, and corn purchases, and refined product sales, and (iii) fixed-price corn purchase contracts. Our objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into that would allow us to achieve “hedge deferral accounting.”
As of March 31, 2011, we had the following outstanding commodity derivative instruments that were entered into as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2011	2012
Crude oil and refined products:
Swaps – long	128,021	34,500
Swaps – short	127,854	34,500
Futures – long	219,361	2,655
Futures – short	212,164	5,443
Options – long	1,802	—
Options – short	1,800	—
Corn:
Futures – long	11,795	40
Futures – short	53,545	6,190
Physical purchase contracts – long	6,407	2,144

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

As of March 31, 2011, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units and corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2011	2012
Crude oil and refined products:
Swaps – long	18,390	600
Swaps – short	18,045	600
Futures – long	17,042	3,608
Futures – short	16,789	3,608
Options – long	2,500	—
Options – short	2,500	—
Natural gas:
Futures – long	2,450	—
Futures – short	2,300	—
Corn:
Swaps – long	1,790	—
Swaps – short	6,730	—
Futures – long	1,500	20
Futures – short	1,500	20
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our Canadian operations that are denominated in currencies other than the Canadian dollar, which is the functional currency of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of March 31, 2011, we had commitments to purchase $600 million of U.S. dollars and commitments to sell $90 million of U.S. dollars. These commitments matured on or before April 29, 2011.
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2011 and December 31, 2010 (in millions) and the line items in the balance sheet in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

As indicated in Note 12, we net fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under master netting arrangements. The tables below, however, are presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts. In addition, in Note 12, we included cash collateral on deposit with or received from brokers in the fair value of the commodity derivatives; these cash amounts are not reflected in the tables below.

		Fair Value as of March 31, 2011
	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$295	$398
Total		$295	$398

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$8,622	$8,844
Swaps	Receivables, net	1	—
Swaps	Prepaid expenses and other	85	70
Swaps	Accrued expenses	246	419
Options	Receivables, net	3	—
Options	Accrued expenses	—	29
Total		$8,957	$9,362
Total derivatives		$9,252	$9,760

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value as of December 31, 2010
	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$120	$183
Swaps	Prepaid expenses and other	55	39
Swaps	Accrued expenses	31	32
Total		$206	$254

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$2,717	$2,914
Swaps	Prepaid expenses and other	287	277
Swaps	Accrued expenses	116	148
Options	Accrued expenses	—	6
Total		$3,120	$3,345
Total derivatives		$3,326	$3,599
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
As of March 31, 2011, we had net receivables related to derivative instruments of $9 million from counterparties in the refining industry and $6 million from counterparties in the financial services industry. As of December 31, 2010, we had net receivables related to derivative instruments of $4 million from counterparties in the refining industry and $21 million from counterparties in the financial services industry. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on Consolidated Statements of Income and Other Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected (in millions).

Derivatives in Fair Value Hedging Relationships	Location	Gain or (Loss) Recognized in Income on Derivatives		Gain or (Loss) Recognized in Income on Hedged Item		Gain or (Loss) Recognized in Income for Ineffective Portion of Derivative
		2011	2010	2011	2010	2011	2010
Three months ended March 31:
Commodity contracts	Cost of sales	$(91)	$(17)	$86	$16	$(5)	$(1)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	2011	2010	Location	2011	2010	Location	2011	2010
Three months ended March 31:
Commodity contracts	$—	$(2)	Cost of sales	$—	$49	Cost of sales	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness. There was no amount of cumulative after-tax gains on cash flow hedges remaining in accumulated other comprehensive income as of March 31, 2011. For the three months ended March 31, 2011 and 2010, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		2011	2010
Three months ended March 31:
Commodity contracts	Cost of sales	$(299)	$(39)
Foreign currency contracts	Cost of sales	(14)	(13)
Total		$(313)	$(52)

Included in the results above for the three months ended March 31, 2011 was a $542 million pre-tax loss on commodity contracts related to the forward sales of refined products.

Derivatives Designated as Trading Activities	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		2011	2010
Three months ended March 31:
Commodity contracts	Cost of sales	$6	$(3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND OUTLOOK
For the first quarter of 2011, we reported income from continuing operations of $104 million, or $0.18 per share, compared to a loss from continuing operations of $80 million, or $0.14 per share, for the first quarter of 2010. Included in these results for the first quarter 2011 was a $542 million loss ($352 million after taxes, or $0.61 per share) on commodity derivative contracts related to the forward sales of refined products. These contracts were closed and realized in the first quarter of 2011. The improvement in income from continuing operations in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to an increase in operating income of $240 million, attributable to the business segments outlined in the following table (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Operating income (loss) by business segment:
Refining	$276	$(15)	$291
Retail	66	71	(5)
Ethanol	44	57	(13)
Total before corporate	386	113	273
Corporate	(142)	(109)	(33)
Total	$244	$4	$240

Excluding the impact of the $542 million loss on commodity derivative contracts, operating income for the first quarter of 2011 would have been $786 million, an increase of $782 million over the comparable 2010 period, and refining operating income would have been $818 million for the first quarter of 2011, an increase of $833 million over the comparable 2010 period.

Refining operating income improved primarily due to increased margins for most of the products we produce. In addition, refining operating income benefited from wider sour crude oil differentials (which is the difference between the price of sweet crude oil and the price of sour crude oil) and the difference between the price of waterborne sweet crude oils, such as Louisiana Light Sweet and Brent, and inland sweet crude oils, such as West Texas Intermediate (WTI). Many of our refineries process sour crude oils and WTI-type crude oils and these crude oils were priced significantly below waterborne sweet crudes during the first quarter of 2011, as compared to the first quarter of 2010.

Our retail segment generated operating income of $66 million for the first quarter of 2011 compared to operating income of $71 million for the first quarter of 2010. The decrease in operating income was primarily due to higher operating expenses.

Our ethanol segment generated operating income of $44 million for the first quarter of 2011 compared to operating income of $57 million for the first quarter of 2010. The decrease in operating income was primarily due to increased operating costs related to the full quarter of operations of the three ethanol plants we acquired in the first quarter of 2010. The ethanol business is dependent on margins between ethanol and corn feedstocks and is impacted by U.S. government subsidies and biofuels (including ethanol) mandates.

On March 10, 2011, we agreed to acquire 100 percent of the stock of Chevron Limited, which owns and operates the Pembroke Refinery in Wales, United Kingdom, from a subsidiary of Chevron Corporation. Directly and through various subsidiaries, Chevron Limited also owns extensive marketing and logistics assets throughout the United Kingdom and Ireland. The purchase price for this acquisition is $730 million, plus working capital, which has an estimated value of $1 billion based on current market prices, although the final value will be determined at closing. We expect to fund the transaction from available cash and to close the transaction in the third quarter of 2011, subject to regulatory approvals.

We anticipate the U.S. and worldwide economies to continue to recover during 2011, which should have a positive affect on refined product demand. The price of crude oil, however, has increased significantly over the past several months, increasing the absolute price of refined products for our customers. We believe if this rapid and significant increase in price continues, it could be a negative offsetting affect on overall worldwide demand. The overall impact of high energy prices on the U.S. and worldwide economies and our refined product margins is uncertain, and we expect the energy markets and margins to be volatile in the near to mid-term.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights (a) (b) (c)
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2011	2010	Change
Operating revenues	$26,308	$18,493	$7,815
Costs and expenses:
Cost of sales (d) (e)	24,568	17,056	7,512
Operating expenses:
Refining	744	764	(20)
Retail (d)	162	152	10
Ethanol	95	80	15
General and administrative expenses	130	97	33
Depreciation and amortization expense:
Refining	316	294	22
Retail	28	26	2
Ethanol	9	8	1
Corporate	12	12	—
Total costs and expenses	26,064	18,489	7,575
Operating income	244	4	240
Other income, net	17	11	6
Interest and debt expense:
Incurred	(144)	(147)	3
Capitalized	27	20	7
Income (loss) from continuing operations before income tax expense (benefit)	144	(112)	256
Income tax expense (benefit)	40	(32)	72
Income (loss) from continuing operations	104	(80)	184
Loss from discontinued operations, net of income taxes	(6)	(33)	27
Net income (loss)	$98	$(113)	$211
Earnings (loss) per common share – assuming dilution:
Continuing operations	$0.18	$(0.14)	$0.32
Discontinued operations	(0.01)	(0.06)	0.05
Total	$0.17	$(0.20)	$0.37
________________
See note references on page 36.

Operating Highlights
(millions of dollars, except per barrel and per gallon amounts)

	Three Months Ended March 31,
	2011	2010	Change
Refining (a) (b):
Operating income (loss) (e)	$276	$(15)	$291
Throughput margin per barrel (e) (f)	$7.05	$5.98	$1.07
Operating costs per barrel
Operating expenses	3.93	4.38	(0.45)
Depreciation and amortization expense	1.66	1.68	(0.02)
Total operating costs per barrel	5.59	6.06	(0.47)
Operating income (loss) per barrel	$1.46	$(0.08)	$1.54
Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	372	440	(68)
Medium/light sour crude	372	385	(13)
Acidic sweet crude	72	42	30
Sweet crude	666	588	78
Residuals	249	137	112
Other feedstocks	137	118	19
Total feedstocks	1,868	1,710	158
Blendstocks and other	238	230	8
Total throughput volumes	2,106	1,940	166
Yields (thousand barrels per day):
Gasolines and blendstocks	956	967	(11)
Distillates	695	597	98
Other products (g)	465	398	67
Total yields	2,116	1,962	154
Retail–U.S.: (d)
Operating income	$19	$33	$(14)
Company-operated fuel sites (average)	993	989	4
Fuel volumes (gallons per day per site)	4,895	4,942	(47)
Fuel margin per gallon	$0.076	$0.108	$(0.032)
Merchandise sales	$283	$272	$11
Merchandise margin (percentage of sales)	28.3%	28.2%	0.1%
Margin on miscellaneous sales	$22	$22	$—
Operating expenses	$98	$94	$4
Depreciation and amortization expense	$19	$18	$1
Retail–Canada: (d)
Operating income	$47	$38	$9
Fuel volumes (thousand gallons per day)	3,234	3,078	156
Fuel margin per gallon	$0.317	$0.284	$0.033
Merchandise sales	$57	$52	$5
Merchandise margin (percentage of sales)	29.7%	30.8%	(1.1)%
Margin on miscellaneous sales	$11	$10	$1
Operating expenses	$64	$58	$6
Depreciation and amortization expense	$9	$8	$1
________________
See note references on page 36.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2011	2010	Change
Ethanol (c):
Operating income	$44	$57	$(13)
Ethanol production (thousand gallons per day)	3,282	2,534	748
Gross margin per gallon of ethanol production	$0.50	$0.63	$(0.13)
Operating costs per gallon of ethanol production:
Operating expenses	0.32	0.35	(0.03)
Depreciation and amortization expense	0.03	0.03	—
Total operating costs per gallon of ethanol production	0.35	0.38	(0.03)
Ethanol operating income per gallon of production	$0.15	$0.25	$(0.10)
_______________
See note references on page 36.

Refining Operating Highlights by Region (e) (h)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2011	2010	Change
Gulf Coast:
Operating income (loss)	$111	$(11)	$122
Throughput volumes (thousand barrels per day)	1,299	1,137	162
Throughput margin per barrel (f)	$6.45	$6.08	$0.37
Operating costs per barrel:
Operating expenses	3.86	4.44	(0.58)
Depreciation and amortization expense	1.64	1.74	(0.10)
Total operating costs per barrel	5.50	6.18	(0.68)
Operating income (loss) per barrel	$0.95	$(0.10)	$1.05
Mid-Continent:
Operating income (loss)	$167	$(11)	$178
Throughput volumes (thousand barrels per day)	403	363	40
Throughput margin per barrel (f)	$9.68	$5.34	$4.34
Operating costs per barrel:
Operating expenses	3.65	4.07	(0.42)
Depreciation and amortization expense	1.44	1.60	(0.16)
Total operating costs per barrel	5.09	5.67	(0.58)
Operating income (loss) per barrel	$4.59	$(0.33)	$4.92
Northeast (a) (b):
Operating income	$56	$38	$18
Throughput volumes (thousand barrels per day)	209	178	31
Throughput margin per barrel (f)	$7.02	$7.77	$(0.75)
Operating costs per barrel:
Operating expenses	2.81	3.73	(0.92)
Depreciation and amortization expense	1.20	1.66	(0.46)
Total operating costs per barrel	4.01	5.39	(1.38)
Operating income per barrel	$3.01	$2.38	$0.63
West Coast:
Operating loss	$(58)	$(31)	$(27)
Throughput volumes (thousand barrels per day)	195	262	(67)
Throughput margin per barrel (f)	$5.62	$5.20	$0.42
Operating costs per barrel:
Operating expenses	6.15	4.97	1.18
Depreciation and amortization expense	2.81	1.54	1.27
Total operating costs per barrel	8.96	6.51	2.45
Operating loss per barrel	$(3.34)	$(1.31)	$(2.03)
Total refining operating income (loss)	$276	$(15)	$291
_______________
See note references on page 36.

Average Market Reference Prices and Differentials (i)
(dollars per barrel, except as noted)

	Three Months Ended March 31,
	2011	2010	Change
Feedstocks:
Louisiana Light Sweet (LLS) crude oil	$105.02	$79.34	$25.68
LLS less West Texas Intermediate (WTI)	11.08	0.67	10.41
LLS less Alaska North Slope (ANS) crude oil	3.78	0.79	2.99
LLS less Brent crude oil	(0.39)	3.06	(3.45)
LLS less Mars crude oil	3.59	3.61	(0.02)
LLS less Maya crude oil	15.68	9.57	6.11
WTI crude oil	93.94	78.67	15.27
WTI less Mars crude oil	(7.49)	2.94	(10.43)
WTI less Maya crude oil	4.60	8.90	(4.30)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less LLS	3.82	6.46	(2.64)
Ultra-low-sulfur diesel less LLS	13.59	6.83	6.76
Propylene less LLS	19.50	16.94	2.56
Conventional 87 gasoline less WTI	14.90	7.13	7.77
Ultra-low-sulfur diesel less WTI	24.67	7.49	17.18
Propylene less WTI	30.58	17.61	12.97
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	15.89	6.71	9.18
Ultra-low-sulfur diesel less WTI	25.10	6.70	18.40
U.S. Northeast:
Conventional 87 gasoline less Brent	3.94	10.28	(6.34)
Ultra-low-sulfur diesel less Brent	15.04	11.35	3.69
Conventional 87 gasoline less WTI	15.42	7.88	7.54
Ultra-low-sulfur diesel less WTI	26.52	8.95	17.57
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.36	10.70	4.66
CARB diesel less ANS	20.70	8.55	12.15
CARBOB 87 gasoline less WTI	22.66	10.58	12.08
CARB diesel less WTI	28.00	8.43	19.57
New York Harbor corn crush (dollars per gallon)	0.08	0.45	(0.37)
_______________
See note references on page 36.

The following notes relate to references on pages 31 through 35.

(a)
In December 2010, we sold our Paulsboro Refinery to PBF Holding Company LLC. The results of operations of the Paulsboro Refinery have been presented as discontinued operations for the three months ended March 31, 2010. The refining segment and Northeast Region operating highlights exclude the Paulsboro Refinery for all periods presented.

(b)
In June 2010, we sold our shutdown Delaware City Refinery assets and associated terminal and pipeline assets to PBF Energy Partners LP. The results of operations of the Delaware City Refinery have been presented as discontinued operations for the three months ended March 31, 2010. In addition, the refining segment and Northeast Region operating highlights exclude the Delaware City Refinery for all periods presented. The terminal and pipeline assets associated with the refinery were not shut down in 2009 and continued to be operated until they were sold; the results of operations of those assets are reflected in continuing operations for the three months ended March 31, 2010.

(c)
We acquired three ethanol plants in the first quarter of 2010. The information presented includes the results of operations of those plants commencing on their respective acquisition dates. Two plants were purchased from ASA Ethanol Holdings, LLC and the third plant was purchased from Renew Energy LLC. Ethanol production volumes are based on total production during each period divided by actual calendar days per period.

(d)
Credit card transaction processing fees incurred by our retail segment of $21 million for the three months ended March 31, 2010 have been reclassified from retail operating expenses to cost of sales. The Retail–U.S. and Retail–Canada operating highlights for the three months ended March 31, 2010 have been restated to reflect this reclassification.

(e)
Cost of sales for the three months ended March 31, 2011 includes a loss of $542 million ($352 million after taxes) on commodity derivative contracts related to the forward sales of refined product.  These contracts were closed and realized during the first quarter of 2011. The $542 million loss is reflected in refining segment operating income, resulting in a $2.86 reduction in refining throughput margin per barrel for the three months ended March 31, 2011, and is allocated to refining operating income (loss) by region, excluding the Northeast, based on relative throughput volumes for each region as follows: Gulf Coast- $372 million, or $3.18 per barrel; Mid-Continent- $122 million, or $3.36 per barrel; and West Coast- $48 million, or $2.71 per barrel.

(f)	Throughput margin per barrel represents operating revenues less cost of sales divided by throughput volumes.

(g)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(h)
The regions reflected herein contain the following refineries: the Gulf Coast region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, St. Charles, Aruba, and Port Arthur Refineries; the Mid-Continent region includes the McKee, Ardmore, and Memphis Refineries; the Northeast region includes the Quebec City Refinery; and the West Coast region includes the Benicia and Wilmington Refineries.

(i)
Average market reference prices for Louisiana Light Sweet (LLS) crude oil, along with price differentials between the price of LLS crude oil and other types of crude oil, have been included in the table of Average Market Reference Prices and Differentials.  The table also includes price differentials by region between the prices of certain products and the benchmark crude oil that provides the best indicator of product margins for each region.  Prior to the first quarter of 2011, feedstock and product differentials presented herein were based on the price of West Texas Intermediate (WTI) crude oil. However, the price of WTI crude oil no longer provides a reasonable benchmark price of crude oil for all regions.  Beginning in late 2010, WTI light-sweet crude oil began to price at a discount to waterborne light-sweet crude oils, such as LLS and Brent, because of increased WTI supplies resulting from greater domestic production and increased deliveries of crude oil from Canada into the Mid-Continent region.  Therefore, the use of the price of WTI crude oil as a benchmark price for regions that do not process WTI crude oil is no longer reasonable.

General
Operating revenues increased 42% (or $7.8 billion) for the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of higher refined product prices and higher throughput volumes between the two periods. Operating income increased $240 million and income from continuing operations before taxes increased $256 million for the first quarter of 2011 compared to amounts reported for the first quarter of 2010 primarily due to a $291 million increase in refining segment operating income discussed below.

Refining
Results of operations of our refining segment increased from an operating loss of $15 million for the first quarter of 2010 to operating income of $276 million for the first quarter of 2011. The $291 million increase in refining operating income is due to an overall improvement in refining operating results of $833 million which was offset by a $542 million loss on commodity derivative contracts related to forward sales of refined products.

Prior to the first quarter of 2011, feedstock and product differentials presented herein were based on the price of WTI crude oil. However, the price of WTI crude oil no longer provides a reasonable benchmark price of crude oil for all regions.  Beginning in late 2010, WTI light-sweet crude oil began to price at a discount to waterborne light-sweet crude oils, such as LLS and Brent, because of increased WTI supplies resulting from greater domestic production and increased deliveries of crude oil from Canada into the Mid-Continent region.  Therefore, the use of the price of WTI crude oil as a benchmark price for regions that do not process WTI crude oil is no longer reasonable.

The $833 million improvement in operating results was primarily due to a 66% increase in throughput margin per barrel (a $3.93 per barrel increase between the comparable periods, consisting of the actual increase of $1.07 per barrel adjusted for the $2.86 per barrel impact of the $542 million loss discussed above) combined with a 9% increase in total throughput volumes (a 166,000 barrel per day increase between the comparable periods). The increase in throughput margin per barrel was caused by a significant improvement in LLS-based distillate margins, which was somewhat offset by a decline in LLS-based gasoline margins in two of our four refining regions. Throughput margin per barrel also benefited from significantly wider sour crude oil differentials. The impact of these factors on our throughput margin per barrel is described below.

Changes in the margin that we receive for our products have a material impact on our results of operations. For example, the LLS-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel, which is a type of distillate, was $13.59 per barrel for the first quarter of 2011, compared to $6.83 per barrel for the first quarter of 2010, representing a favorable increase of $6.76 per barrel. Similar increases in distillate margins were experienced in other regions. We estimate that the increase in margin for distillates had a $491 million positive impact to our overall refining margin, quarter versus quarter, as we produced 695,000 barrels per day of distillates during the first quarter of 2011. Distillate margins were higher in the first quarter of 2011 as compared to the first quarter of 2010 due to an increase in the industrial demand for these products resulting from the ongoing recovery of the U.S. and worldwide economies.

The LLS-based benchmark reference margin for U.S. Gulf Coast Conventional 87 gasoline (Conventional 87 gasoline) was $3.82 per barrel for the first quarter of 2011, compared to $6.46 per barrel for the first quarter of 2010, representing an unfavorable decrease of $2.64 per barrel. Conventional 87 gasoline benchmark reference margins decreased quarter versus quarter to an even greater extent in the Northeast region (a $6.34 per barrel unfavorable decrease), but the margins increased quarter versus quarter in the Mid-Continent region (a $9.18 per barrel favorable increase). We estimate that the overall decrease in gasoline margins had an $82 million negative impact to our overall refining margin, quarter versus quarter, as we produced 956,000 barrels per day of gasoline during the first quarter of 2011. Gasoline margins were lower in the U.S. Gulf Coast and Northeast regions in the first quarter of 2011 as compared to the first quarter of 2010 due to the price of gasoline increasing at a lower rate than the cost of crude oil processed in the regions. Conversely, gasoline margins were higher in the U.S. Mid-Continent and U.S. West Coast regions in the first quarter of 2011 as compared to the first quarter of 2010 due to the cost of crude oil processed in these regions (which are primarily priced relative to WTI and ANS, respectively) increasing at a lower rate than the increase in the price of gasoline. Historically, the price of WTI has closely tracked LLS. However, due to the significant development of crude oil reserves within the Mid-Continent region and increase deliveries of crude oil from Canada into the Mid-Continent region, the increased supply of WTI has resulted in WTI currently being priced at a discount to LLS.
The cost of crude oil we process also has a material impact on our results of operations because many of our refineries process sour crude oils and WTI-type crude oils, which were priced significantly below waterborne sweet crude oils, such as LLS and Brent. For example, Maya crude oil, which is a type of sour crude oil, sold at a discount of $15.68 per barrel to LLS crude oil, which is a type of sweet crude oil, during the first quarter of 2011. This compares to a discount of $9.57 per barrel during the first quarter of 2010, representing a favorable increase of $6.11 per barrel. We estimate that the wider discounts for all types of sour crude oil that we process had a $481 million positive impact to our overall refining margin, quarter versus quarter, as we processed 744,000 barrels per day of sour crude oils.
Retail
Retail operating income was $66 million for the first quarter of 2011 compared to $71 million for the first quarter of 2010. This 7% (or $5 million) decrease was primarily due to higher operating expenses of $10 million of which $4 million related to the strengthening of the Canadian dollar relative to the U.S. dollar in our Canadian retail operations. Higher operating expenses were partially offset by a $4 million improvement in merchandise margins between the quarters.
Ethanol
Ethanol operating income was $44 million for the first quarter of 2011 compared to $57 million for the first quarter of 2010. The $13 million decrease in operating income resulted mainly from a $15 million increase in operating expenses, partially offset by a $5 million increase in gross margin.
The increase in operating expenses was due primarily to $19 million in operating expenses related to the full quarter of operations of the three ethanol plants we acquired in the first quarter of 2010.
Ethanol gross margin increased from the first quarter of 2010 to the first quarter of 2011 due an increase in ethanol production (a 748,000 gallon per day increase between the comparable periods) primarily resulting from the full operation of three additional plants acquired in the first quarter of 2010. This increase, however, was negatively impacted by a 21% decrease in the gross margin per gallon of ethanol production (a $0.13 per gallon decrease between the comparable periods). The decrease in gross margin per gallon was primarily due to a decrease in the New York Harbor corn crush (Corn Crush), which is the benchmark reference margin for ethanol. The Corn Crush was $0.08 per gallon for the first quarter of 2011, compared to $0.45 per gallon for the first quarter of 2010, representing an unfavorable decrease of $0.37 per gallon.
Corporate Expenses and Other
General and administrative expenses increased $33 million from the first quarter of 2010 to the first quarter of 2011 primarily due to a favorable settlement with an insurance company for $40 million recorded in the first quarter of 2010, which reduced general and administration expenses in that quarter.
“Other income, net” for the first quarter of 2011 increased $6 million from the first quarter of 2010 primarily due to an increase of $4 million in interest income earned on cash held in interest-bearing accounts and $3 million in interest on the note receivable related to the sale of our Paulsboro Refinery in December 2010.
Interest and debt expense for the first quarter of 2011 decreased $10 million from the first quarter of 2010. This decrease is composed of a decrease in interest expense of $3 million primarily due to a decrease in our average cost of borrowing and a $7 million increase in capitalized interest due to a corresponding increase in capital expenditures between the quarters.
Income tax expense increased $72 million from the first quarter of 2011 to the first quarter of 2010 mainly as a result of higher operating income.
The loss from discontinued operations of $6 million for the first quarter of 2011 primarily represents adjustments to the working capital settlement related to the sale of our Paulsboro Refinery in December 2010. The loss from discontinued operations of $33 million for the first quarter of 2010 represents the discontinued operations from the Delaware City and Paulsboro Refineries.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2011 and 2010
Net cash provided by operating activities for the first three months of 2011 was $2.1 billion compared to $982 million for the first three months of 2010. The increase in cash generated from operating activities was primarily due to an $850 million favorable effect from changes in working capital between the quarters, combined with the $240 million increase in operating income discussed above under “RESULTS OF OPERATIONS.” Changes in cash provided by or used for working capital during the first three months of 2011 and 2010 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.
The net cash generated from operating activities during the first three months of 2011 was used mainly to:

•	fund $737 million of capital expenditures and deferred turnaround and catalyst costs;

•	make a scheduled long-term note repayment of $210 million and acquire the Gulf Opportunity Zone Revenue Bonds Series 2010 for $300 million;

•	pay common stock dividends of $28 million; and

•	increase available cash on hand by $799 million.
The net cash generated from operating activities during the first three months of 2010, combined with $1.244 billion of proceeds from the issuance of $400 million of 4.50% notes due in February 2015 and $850 million of 6.125% notes due in February 2020 as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements, were used mainly to:

•	fund $611 million of capital expenditures and deferred turnaround and catalyst costs;

•	redeem our 7.50% senior notes for $294 million;

•	purchase additional ethanol plants for $260 million;

•	pay common stock dividends of $28 million; and

•	increase available cash on hand by $1.1 billion.

Cash flows related to the discontinued operations of the Paulsboro and Delaware City Refineries have been combined with the cash flows from continuing operations within each category in the consolidated statements of cash flows for the three months ended March 31, 2010 and are summarized as follows (in millions):

Cash used in operating activities:
Paulsboro Refinery	$(3)
Delaware City Refinery	(12)
Cash used in investing activities:
Paulsboro Refinery	(6)
Delaware City Refinery	—
Capital Investments
During the three months ended March 31, 2011, we expended $438 million for capital expenditures and $299 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2011 included $61 million of costs related to environmental projects.

For 2011, we expect to incur approximately $3.2 billion for capital investments, including approximately $2.6 billion for capital expenditures (approximately $260 million of which is for environmental projects) and approximately $570 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic acquisitions. We continuously evaluate our capital budget and make changes as economic conditions warrant.

Proposed Pembroke Refinery Acquisition
On March 10, 2011, we agreed to acquire 100 percent of the stock of Chevron Limited, which owns and operates the Pembroke Refinery in Wales, United Kingdom, from a subsidiary of Chevron Corporation. Directly and through various subsidiaries, Chevron Limited also owns extensive marketing and logistics assets throughout the United Kingdom and Ireland. The purchase price for this acquisition is $730 million, plus working capital, which has an estimated value of $1 billion based on current market prices, although the final value will be determined at closing. We expect to fund the transaction from available cash and to close the transaction in the third quarter of 2011, subject to regulatory approvals.
Contractual Obligations
As of March 31, 2011, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.

In February 2011, we made a scheduled debt repayment of $210 million related to our 6.75% senior notes. In February 2011, we also paid $300 million to acquire our GO Zone Bonds, which were subject to mandatory tender. On May 2, 2011, we made a scheduled debt repayment of $200 million related to our 6.125% senior notes.
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables, which matures in June 2011. As of March 31, 2011, the amount of eligible receivables sold was $100 million. We anticipate that we will be able to renew this facility prior to its expiration in June 2011.
During the three months ended March 31, 2011, we had no material changes outside the ordinary course of our business with respect to capital lease obligations, operating leases, purchase obligations, or other long-term liabilities. Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service and Standard & Poor’s Ratings Services, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of May 9, 2011, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

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

Other Commercial Commitments
As of March 31, 2011, our committed lines of credit were as follows (in millions):

	Borrowing Capacity	Expiration	Outstanding Letters of Credit
Letter of credit facility	$200	June 2011	$200
Letter of credit facility	$300	June 2011	$—
Revolving credit facility	$2,400	November 2012	$80
Canadian revolving credit facility	C$115	December 2012	C$20
As of March 31, 2011, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of March 31, 2011 expire during 2011 and 2012. We anticipate that we will be able to renew or replace the June 2011 credit facilities prior to their expiration.
Stock Purchase Programs
As of March 31, 2011, we have approvals under common stock purchase programs previously approved by our board of directors to purchase approximately $3.5 billion of our common stock.
Other Matters Impacting Liquidity and Capital Resources
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

On June 30, 2010, the EPA formally disapproved the flexible permits program submitted by the Texas Commission on Environmental Quality (TCEQ) in 1994 for inclusion in its clean-air implementation plan.  The EPA determined that Texas’ flexible permit program did not meet several requirements under the federal Clean Air Act.  Our Port Arthur, Texas City, Three Rivers, McKee and Corpus Christi East and West Refineries formerly operated under flexible permits administered by the TCEQ.  In the fourth quarter of 2010, we completed the conversion of our flexible permits into federally enforceable conventional state NSR permits (“de-flexed permits”). We are now in the process of incorporating these de-flexed permits into our Title V permits. Continued discussions with the TCEQ and the EPA regarding this matter are likely.

Meanwhile, the EPA has formally disapproved other TCEQ permitting programs that historically have streamlined the environmental permitting process in Texas. For example, the EPA has disapproved the TCEQ pollution control standard permit, thus requiring conventional permitting for future pollution control equipment. Litigation is pending from industry groups and others against the EPA for each of these actions. The EPA has also objected to numerous Title V permits in Texas and other states, including permits at our Port Arthur, Corpus Christi East, and McKee Refineries. Environmental activist groups have filed a notice of intent to sue the EPA, seeking to require the EPA to assume control of these permits from the TCEQ. All of these developments have created substantial uncertainty regarding existing and future permitting. Because of this uncertainty, we are unable to determine the costs or effects of the EPA’s actions on our permitting activity. But the EPA’s disruption of the Texas permitting system could result in material increased compliance costs for us, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of, and decreases in the demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2010, except for the addition of the policy reflected below regarding our estimates of the useful lives of our property, plant and equipment, which we have identified as a critical accounting policy.

Estimated Useful Lives of Property, Plant and Equipment
We calculate depreciation expense based on estimated useful lives and salvage values of our property, plant and equipment. When these assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation, or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation expense.

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

•
forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases, and corn purchases to lock in the price of those forecasted transactions at existing market prices that we deem favorable.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
March 31, 2011:
Gain (loss) in fair value due to:
10% increase in underlying commodity prices	$(59)	$2
10% decrease in underlying commodity prices	59	(2)

December 31, 2010:
Gain (loss) in fair value due to:
10% increase in underlying commodity prices	(199)	—
10% decrease in underlying commodity prices	189	(1)

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2011.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2011 or December 31, 2010.

	March 31, 2011
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
Debt (excluding capital lease obligations):
Fixed rate	$208	$759	$489	$209	$484	$5,605	$7,754	$8,772
Average interest rate	6.1%	6.9%	5.5%	4.8%	5.2%	7.2%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.8%	—%	—%	—%	—%	—%	0.8%

	December 31, 2010
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
Debt (excluding capital lease obligations):
Fixed rate	$418	$759	$489	$209	$484	$5,605	$7,964	$9,092
Average interest rate	6.4%	6.9%	5.5%	4.8%	5.2%	7.2%	6.9%
Floating rate	$400	$—	$—	$—	$—	$—	$400	$400
Average interest rate	0.5%	—%	—%	—%	—%	—%	0.5%

FOREIGN CURRENCY RISK
We are exposed to exchange rate fluctuations on transactions entered into by our Canadian operations that are denominated in currencies other than the Canadian dollar, which is the functional currency of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. As of March 31, 2011, we had commitments to purchase $600 million of U.S. dollars and commitments to sell $90 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 29, 2011, resulting in a $7 million loss in the second quarter of 2011.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2010.
     Litigation
For the legal proceedings listed below, we hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 6 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation Matters.”

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

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In the first quarter of 2011, we settled 28 violation notices (VN’s) with the BAAQMD that were issued in 2008.

Texas Commission on Environmental Quality (TCEQ) (Three Rivers Refinery). In our annual report on Form 10-K for the year ended December 31, 2010, we disclosed a proposed agreed order from the TCEQ alleging an unauthorized discharge of wastewater at our Three Rivers Refinery. In the first quarter of 2011, we signed an agreed order to resolve this matter.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2011	12,146	$24.95	12,146	—	$3.46 billion
February 2011	7,023	$26.47	7,023	—	$3.46 billion
March 2011	1,864	$28.22	1,864	—	$3.46 billion
Total	21,033	$25.75	21,033	—	$3.46 billion

(a)
The shares reported in this column represent purchases settled in the first quarter of 2011 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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

Item 6. Exhibits

Exhibit No.	Description

12.01	Statements of Computations of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files

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
Date: May 9, 2011