Form 10-Q
period 2012-03-31
VALERO ENERGY CORP/TX
filed 2012-05-08
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2012 was 552,872,012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,559	$1,024
Receivables, net	7,418	8,706
Inventories	6,145	5,623
Income taxes receivable	226	212
Deferred income taxes	358	283
Prepaid expenses and other	118	124
Total current assets	15,824	15,972
Property, plant and equipment, at cost	32,253	32,253
Accumulated depreciation	(7,098)	(7,076)
Property, plant and equipment, net	25,155	25,177
Intangible assets, net	227	227
Deferred charges and other assets, net	1,428	1,407
Total assets	$42,634	$42,783
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$1,143	$1,009
Accounts payable	9,941	9,472
Accrued expenses	483	595
Taxes other than income taxes	1,294	1,264
Income taxes payable	26	119
Deferred income taxes	189	249
Total current liabilities	13,076	12,708
Debt and capital lease obligations, less current portion	6,460	6,732
Deferred income taxes	5,210	5,017
Other long-term liabilities	1,896	1,881
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,479	7,486
Treasury stock, at cost; 120,526,015 and 116,689,450 common shares	(6,542)	(6,475)
Retained earnings	14,794	15,309
Accumulated other comprehensive income	221	96
Total Valero Energy Corporation stockholders’ equity	15,959	16,423
Noncontrolling interest	33	22
Total equity	15,992	16,445
Total liabilities and equity	$42,634	$42,783
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues (a)	$35,167	$26,308
Costs and expenses:
Cost of sales	33,035	24,568
Operating expenses:
Refining	964	744
Retail	166	162
Ethanol	87	95
General and administrative expenses	164	130
Depreciation and amortization expense	384	365
Asset impairment loss	611	—
Total costs and expenses	35,411	26,064
Operating income (loss)	(244)	244
Other income, net	6	17
Interest and debt expense, net of capitalized interest	(99)	(117)
Income (loss) from continuing operations before income tax expense	(337)	144
Income tax expense	95	40
Income (loss) from continuing operations	(432)	104
Loss from discontinued operations, net of income taxes	—	(6)
Net income (loss)	(432)	98
Less: Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to Valero Energy Corporation stockholders	$(432)	$98
Net income (loss) attributable to Valero Energy Corporation stockholders:
Continuing operations	$(432)	$104
Discontinued operations	—	(6)
Total	$(432)	$98
Earnings per common share:
Continuing operations	$(0.78)	$0.18
Discontinued operations	—	(0.01)
Total	$(0.78)	$0.17
Weighted-average common shares outstanding (in millions)	551	566
Earnings per common share – assuming dilution:
Continuing operations	$(0.78)	$0.18
Discontinued operations	—	(0.01)
Total	$(0.78)	$0.17
Weighted-average common shares outstanding – assuming dilution (in millions)	551	573
Dividends per common share	$0.15	$0.05

Supplemental information:
(a) Includes excise taxes on sales by our U.S. retail system	$234	$214
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Comprehensive income (loss)	$(307)	$189
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(432)	$98
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	384	365
Asset impairment loss	611	—
Noncash interest expense and other income, net	7	7
Stock-based compensation expense	10	12
Deferred income tax expense (benefit)	61	(44)
Changes in current assets and current liabilities	1,063	1,603
Changes in deferred charges and credits and other operating activities, net	—	17
Net cash provided by operating activities	1,704	2,058
Cash flows from investing activities:
Capital expenditures	(726)	(438)
Deferred turnaround and catalyst costs	(158)	(299)
Advance payment related to acquisition of Pembroke Refinery	—	(37)
Other investing activities, net	10	(9)
Net cash used in investing activities	(874)	(783)
Cash flows from financing activities:
Non-bank debt:
Repayments	—	(510)
Accounts receivable sales program:
Repayments	(150)	—
Purchase of common stock for treasury	(106)	—
Proceeds from the exercise of stock options	9	21
Common stock dividends	(83)	(28)
Contributions from noncontrolling interest	11	—
Other financing activities, net	—	5
Net cash used in financing activities	(319)	(512)
Effect of foreign exchange rate changes on cash	24	36
Net increase in cash and temporary cash investments	535	799
Cash and temporary cash investments at beginning of period	1,024	3,334
Cash and temporary cash investments at end of period	$1,559	$4,133

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
General
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet as of December 31, 2011 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Comprehensive Income
Effective January 1, 2012, we adopted the provisions of Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” and have elected to present the total for comprehensive income in a statement that is separate from the statement of income but placed directly after the statement of income.

Comprehensive income (loss) for the three months ended March 31, 2012 and 2011 of $(307) million and $189 million, respectively, differs from net income (loss) of $(432) million and $98 million, respectively, primarily due to the foreign currency translation adjustments recorded in the respective quarter related to our investments in subsidiaries in Canada and the United Kingdom (U.K.).

Fair Value Measurements
Effective January 1, 2012, we adopted the provisions of ASC Topic 820, “Fair Value Measurement,” which clarified the application of existing fair value measurement requirements and changed certain fair value measurement and disclosure requirements. The adoption of these provisions did not affect our financial position or results of operations as these requirements only affected disclosures as reflected in Note 12.

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

2.	ACQUISITIONS

The acquired refining and marketing businesses discussed below involve the production and marketing of refined petroleum products. These acquisitions are consistent with our general business strategy and complement our existing refining and marketing network.

Meraux Acquisition
On October 1, 2011, we acquired the Meraux Refinery and related logistics assets from Murphy Oil Corporation for an initial payment of $586 million, which was funded from available cash. In the fourth quarter of 2011, we recorded an adjustment related to inventories acquired that reduced the purchase price to $547 million. The assets acquired and liabilities assumed in this acquisition were recognized at their acquisition-date estimated fair values, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, and no adjustments to those estimated amounts have been made during the three months ended March 31, 2012. We are, however, awaiting the completion of an independent appraisal and other evaluations of the fair values of the assets acquired and liabilities assumed.

Pembroke Acquisition
On August 1, 2011, we acquired 100 percent of the outstanding shares of Chevron Limited from a subsidiary of Chevron Corporation (Chevron), and we subsequently changed the name of Chevron Limited to Valero Energy Ltd. On the acquisition date, we initially paid $1.8 billion from available cash, of which $1.1 billion was for working capital. In the fourth quarter of 2011, we recorded adjustments to working capital (primarily inventory), resulting in an adjusted purchase price of $1.7 billion. The assets acquired and liabilities assumed in this acquisition were recognized at their acquisition-date estimated fair values, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, and no adjustments to those estimated amounts have been made during the three months ended March 31, 2012. We are, however, awaiting the completion of an independent appraisal and other evaluations of the fair values of the assets acquired and liabilities assumed. This acquisition is referred to as the Pembroke Acquisition.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	IMPAIRMENT

In March 2012, we decided to suspend the operations of the Aruba Refinery by the end of March. Our decision was based on the refinery’s inability to generate positive cash flows on a sustained basis subsequent to its restart in January 2011 and the sensitivity of its profitability to sour crude oil differentials, which narrowed significantly in the fourth quarter of 2011. We considered the use of alternative feedstocks or configuration changes that might improve the refinery’s cash flows and we also considered a temporary or permanent shutdown of the refinery facilities. We ultimately decided to shut down the refinery and to maintain it in a state that would allow for operations to be resumed.

On March 28, 2012, we received a non-binding indication of interest from an unrelated interested party to purchase the Aruba Refinery for $350 million, plus working capital as of the closing date, subject to completion of due diligence and further negotiations. The due diligence process is currently ongoing and no final agreement has been reached to sell the refinery. We have accepted this offer, subject to the finalization of the purchase and sale agreement. The Aruba Refinery is classified as “held and used” because all of the accounting criteria required for “held for sale” classification have not been met.

Because of our decision to suspend the operations of the Aruba Refinery and the possibility that we may sell the refinery, we evaluated the refinery for potential impairment and concluded that the Aruba Refinery was impaired as of March 31, 2012. As a result, we were required to determine the fair value of the Aruba Refinery and to write down its carrying value to that amount. We determined that the best measure of the refinery’s fair value as of March 31, 2012 was the $350 million offer described above, which was based on the interested party’s specific knowledge of the refinery, experience in the refining and marketing industry, and extensive knowledge of the current economic factors of our business. The carrying value of the Aruba Refinery’s long-lived assets as of March 31, 2012 was $945 million; therefore, we recognized an asset impairment loss of $595 million.

There is no certainty that we will sell the refinery to the interested party, or to any other party, and if we ultimately sell the refinery, there is no certainty that we will sell it for $350 million. In addition, should we be unable to sell the refinery, we may have to recognize an additional asset impairment loss.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Refinery feedstocks	$2,730	$2,474
Refined products and blendstocks	2,862	2,633
Ethanol feedstocks and products	236	195
Convenience store merchandise	98	103
Materials and supplies	219	218
Inventories	$6,145	$5,623

As of March 31, 2012 and December 31, 2011, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $8.7 billion and $6.8 billion, respectively.

5.	DEBT
Non-Bank Debt
In March 2012, we exercised the call provisions on our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds, which were redeemed on May 3, 2012 for $108 million, or 100 percent of their outstanding stated values.

In April 2012, we made scheduled debt repayments of $4 million  related to our Series 1997A 5.45% industrial revenue bonds and $750 million related to our 6.875% notes.

During the three months ended March 31, 2011, the following activity occurred:

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

Bank Debt and Credit Facilities
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of December 2016. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of March 31, 2012 and December 31, 2011, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 27 percent and 29 percent, respectively. We believe that we will remain in compliance with this covenant.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to C$115 million.

During the three months ended March 31, 2012 and 2011, we had no borrowings or repayments under our Revolver or the Canadian revolving credit facility. As of March 31, 2012 and December 31, 2011, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	March 31, 2012		December 31, 2011
Letter of credit facilities		$500	June 2012		$500		$300
Revolver		$3,000	December 2016		$153		$119
Canadian revolving credit facility	C$	115	December 2012	C$	20	C$	20

As of March 31, 2012 and December 31, 2011, we had $456 million and $391 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. The facility matures in June 2012. Proceeds from the sale of receivables under this facility are reflected as debt. Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Balance as of beginning of period	$250	$100
Proceeds from the sale of receivables	—	—
Repayments	(150)	—
Balance as of end of period	$100	$100

In late April 2012, we sold $850 million of eligible receivables to the third-party entities and financial institutions under this facility, and we repaid $500 million on May 4, 2012.

Capitalized Interest
For the three months ended March 31, 2012 and 2011, capitalized interest was $52 million and $27 million, respectively.

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

•
The LCFS was scheduled to become effective in 2011, but rulings by the U.S. District Court stayed enforcement of the LCFS until certain legal challenges to the LCFS were resolved. Most notably, the court determined that the LCFS violates the Commerce Clause of the U.S. Constitution to the extent that the standard discriminates against out-of-state crude oils and corn ethanol. CARB appealed the lower court’s ruling to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court).

The Ninth Circuit Court lifted the stay on April 23, 2012. We anticipate that the Ninth Circuit Court will hear arguments on the merits of the appeal this year, with a final ruling sometime thereafter.

•
A California statewide cap-and-trade program will begin in late 2012. Initially, the program will apply only to stationary sources of greenhouse gases (e.g., refinery and power plant greenhouse gas emissions). Greenhouse gas emissions from fuels that we sell in California will be covered by the program beginning in 2015. We anticipate that free allocations of credits will be available in the early years of the program to cover most of our stationary emissions, but we expect that compliance costs will increase significantly beginning in 2015, when transportation fuels are included in the program.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2012, CARB adopted amendments to its Clean Fuels Outlet (CFO) Regulation. CARB states that the CFO Regulation is intended to provide outlets of clean fuel to meet the needs of alternative fuel vehicles. We understand that CARB is preparing to submit the CFO Regulation to the State Office of Administrative Law for approval. The regulation would require major refiners and importers of gasoline, including Valero, to install clean fuel outlets at five percent of California’s retail stations for hydrogen fueling and electric vehicle charging. We expect this regulation to be challenged, but we could be required to make significant capital expenditures if the regulation is implemented as presently adopted.

The EPA has disapproved certain permitting programs of the Texas Commission on Environmental Quality (TCEQ) that historically have streamlined the environmental permitting process in Texas. For example, the EPA disapproved the TCEQ pollution control standard permit, thus requiring conventional permitting for future pollution control equipment. The Fifth Circuit Court of Appeals recently overturned the EPA’s disapproval and sent it back to the EPA to re-evaluate the decision. Litigation is pending from industry groups and others against the EPA for each of these actions. The EPA has also objected to numerous Title V permits in Texas and other states, including permits at our Port Arthur, Corpus Christi East, and McKee Refineries. Environmental activist groups have filed a notice of intent to sue the EPA, seeking to require the EPA to assume control of these permits from the TCEQ. All of these developments have created substantial uncertainty regarding existing and future permitting. Because of this uncertainty, we are unable to determine the costs or effects of the EPA’s actions on our permitting activity. But the EPA’s disruption of the Texas permitting system could result in material increased compliance costs for us, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of, and decreases in the demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

As of March 31, 2012, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009. We have received Revenue Agent Reports on our tax years for 2002 through 2007 and we are vigorously contesting the tax positions and assertions from the IRS. Although we believe our tax liabilities are fairly stated and properly reflected in our financial statements, should the IRS eventually prevail, it could result in a material amount of our deferred tax liabilities being reclassified to current liabilities which could have a material adverse effect on our liquidity.
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

The following is a reconciliation of the beginning and ending balances (in millions) of equity attributable to our stockholders, equity attributable to the noncontrolling interest, and total equity for the three months ended March 31, 2012 and 2011:

	2012			2011
	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at beginning of period	$16,423	$22	$16,445	$15,025	$—	$15,025
Net income (loss)	(432)	—	(432)	98	—	98
Dividends	(83)	—	(83)	(28)	—	(28)
Stock-based compensation expense	10	—	10	12	—	12
Tax deduction in excess of stock-based compensation expense	2	—	2	5	—	5
Transactions in connection with stock-based compensation plans:
Stock issuances	9	—	9	21	—	21
Stock repurchases	(95)	—	(95)	—	—	—
Contributions from noncontrolling interest	—	11	11	—	—	—
Other comprehensive income	125	—	125	91	—	91
Balance at end of period	$15,959	$33	$15,992	$15,224	$—	$15,224

The noncontrolling interest relates to the ownership interest in Diamond Green Diesel Holdings LLC that is owned by a party unrelated to us.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions) for the three months ended March 31, 2012 and 2011:

	2012		2011
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(117)	673	(105)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	1	—	2
Stock purchases	—	(5)	—	—
Balance as of end of period	673	(121)	673	(103)

Common Stock Dividends
On May 3, 2012, our board of directors declared a quarterly cash dividend of $0.15 per common share payable on June 20, 2012 to holders of record at the close of business on May 23, 2012.

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) for the three months ended March 31, 2012 and 2011:

	Pension Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Service cost	$35	$23	$3	$3
Interest cost	23	21	5	6
Expected return on plan assets	(31)	(28)	—	—
Amortization of:
Prior service cost (credit)	1	1	(5)	(6)
Net loss	8	3	—	—
Net periodic benefit cost	$36	$20	$3	$3

Our anticipated contributions to our pension plans during 2012 have not changed from amounts previously disclosed in our financial statements for the year ended December 31, 2011. There were no significant contributions made to our pension plans during the three months ended March 31, 2012 and 2011.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts) for the three months ended March 31, 2012 and 2011:

	2012		2011
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income (loss) attributable to Valero stockholders from continuing operations		$(432)		$104
Less dividends paid:
Common stock		83		28
Nonvested restricted stock		—		—
Undistributed earnings (loss)		$(515)		$76
Weighted-average common shares outstanding	3	551	3	566
Earnings per common share from continuing operations:
Distributed earnings	$0.15	$0.15	$0.05	$0.05
Undistributed earnings	—	(0.93)	0.13	0.13
Total earnings per common share from continuing operations	$0.15	$(0.78)	$0.18	$0.18

Earnings per common share from continuing operations – assuming dilution:
Net income (loss) attributable to Valero stockholders from continuing operations		$(432)		$104
Weighted-average common shares outstanding		551		566
Common equivalent shares:
Stock options		—		5
Performance awards and unvested restricted stock		—		2
Weighted-average common shares outstanding – assuming dilution		551		573
Earnings per common share from continuing operations – assuming dilution		$(0.78)		$0.18

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects potentially dilutive securities (in millions) that were excluded from the calculation of “earnings per common share from continuing operations – assuming dilution” as the effect of including such securities would have been antidilutive. These potentially dilutive securities included common equivalent shares (primarily stock options), which were excluded due to the loss from continuing operations for three months ended March 31, 2012, and stock options for which the exercise prices were greater than the average market price of our common shares during each respective reporting period.

	2012	2011
Common equivalent shares	6	—
Stock options	6	6

10.	SEGMENT INFORMATION

The following table reflects activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended March 31, 2012:
Operating revenues from external customers	$31,150	$2,935	$1,082	$—	$35,167
Intersegment revenues	2,255	—	14	—	2,269
Operating income (loss)	(119)	40	9	(174)	(244)

Three months ended March 31, 2011:
Operating revenues from external customers	22,562	2,684	1,062	—	26,308
Intersegment revenues	1,997	—	48	—	2,045
Operating income (loss)	276	66	44	(142)	244

Total assets by reportable segment were as follows (in millions):

	March 31, 2012	December 31, 2011
Refining	$37,600	$38,164
Retail	2,049	1,999
Ethanol	982	943
Corporate	2,003	1,677
Total assets	$42,634	$42,783

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions) for the three months ended March 31, 2012 and 2011:

	2012	2011
Decrease (increase) in current assets:
Receivables, net	$1,319	$(1,258)
Inventories	(471)	622
Income taxes receivable	(14)	(25)
Prepaid expenses and other	6	10
Increase (decrease) in current liabilities:
Accounts payable	410	2,143
Accrued expenses	(100)	174
Taxes other than income taxes	9	(160)
Income taxes payable	(96)	97
Changes in current assets and current liabilities	$1,063	$1,603

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

There were no significant noncash investing or financing activities for the three months ended March 31, 2012 or 2011.

Cash flows related to interest and income taxes were as follows (in millions) for the three months ended March 31, 2012 and 2011:

	2012	2011
Interest paid in excess of amount capitalized	$45	$77
Income taxes paid, net	142	3

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our financial instruments recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2012 and December 31, 2011.
Cash collateral deposits of $199 million and $136 million with brokers under master netting arrangements are included in the fair value of the commodity derivatives reflected in Level 1 as of March 31, 2012 and December 31, 2011, respectively. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation under the column “Netting Adjustments” below; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value as of March 31, 2012
Assets:
Commodity derivative contracts	$2,310	$162	$—	$(2,302)	$170
Physical purchase contracts	—	(36)	—	—	(36)
Investments of certain benefit plans	89	—	11	—	100
Foreign currency contracts	1	—	—	—	1
Other investments	—	—	—	—	—
Liabilities:
Commodity derivative contracts	2,145	165	—	(2,302)	8
Biofuels blending obligation	3	—	—	—	3
Obligations of certain benefit plans	36	—	—	—	36
Foreign currency contracts	3	—	—	—	3

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value as of December 31, 2011
Assets:
Commodity derivative contracts	$2,038	$78	$—	$(1,940)	$176
Physical purchase contracts	—	(2)	—	—	(2)
Investments of certain benefit plans	84	—	11	—	95
Other investments	—	—	—	—	—
Liabilities:
Commodity derivative contracts	1,864	101	—	(1,940)	25
Obligations of certain benefit plans	34	—	—	—	34
Foreign currency contracts	3	—	—	—	3

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

•
Investments of certain benefit plans consist of investment securities held by trusts for the purpose of satisfying a portion of our obligations under certain U.S. nonqualified benefit plans. The assets categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on quoted prices from national securities exchanges. The assets categorized in Level 3 of the fair value hierarchy represent insurance contracts, the fair value of which is provided by the insurer. Obligations of certain benefit plans relate to certain U.S. nonqualified defined contribution plans under which our obligations to eligible employees are equal to the fair value of the assets held by those plans.

•	Foreign currency contracts consist of foreign currency exchange and purchase contracts entered into by our international operations to manage our exposure to exchange rate fluctuations on transactions

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominated in currencies other than the local (functional) currencies of those operations. These contracts are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

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

•
Our biofuels blending obligation represents a liability for the purchase of RINs and RTFCs, as defined and described in Note 13 under “Compliance Program Price Risk,” to satisfy our obligation to blend biofuels into the products we produce. Our obligation is based on our deficiency in RINs and RTFCs and the price of these instruments as of the balance sheet date. Our obligation is categorized in Level 1 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	2012		2011
	Investments of Certain Benefit Plans	Other Investments	Investments of Certain Benefit Plans	Other Investments
Balance as of beginning of period	$11	$—	$10	$—
Purchases	—	—	—	6
Total gains (losses) included in income	—	—	1	(6)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$11	$—	$11	$—
The amount of total gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	$—	$1	$(6)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonrecurring Fair Value Measurements
The table below presents the fair value (in millions) of our nonfinancial assets measured on a nonrecurring basis during the three months ended March 31, 2012 and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2012.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of March 31, 2012	Total Loss Recognized During the Three Months Ended March 31, 2012
Assets:
Long-lived assets of the Aruba Refinery	$—	$—	$350	$350	$595
Cancelled capital project	—	—	2	2	16

As discussed in Note 3, we concluded that the Aruba Refinery was impaired as of March 31, 2012. As a result, we were required to determine the fair value of the Aruba Refinery and to write down its carrying value to that amount. We determined that the best measure of the refinery’s fair value as of March 31, 2012 was the $350 million offer received and accepted, subject to the finalization of the purchase and sale agreement. We believe this offer represents what a market participant would pay us for the assets in their highest and best use, as more fully discussed in Note 3. The fair value of the Aruba Refinery was measured using the market approach and is categorized in Level 3 within the fair value hierarchy. The carrying value of the Aruba Refinery’s long-lived assets as of March 31, 2012 was $945 million; therefore, we recognized an asset impairment loss of $595 million during the three months ended March 31, 2012.

We recognized an asset impairment loss of $16 million during the three months ended March 31, 2012 related to equipment associated with a capital project that was cancelled permanently in 2009. We had written down the carrying value of this equipment to fair value in 2009, but we have been unable to sell the equipment. As a result, we wrote down the carrying amount of the equipment to scrap value.

There were no liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2012. There were no assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2011.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts include cash and temporary cash investments, receivables, payables, debt and capital lease obligations. The fair values of these financial instruments approximate their carrying amounts, except for debt as shown in the table below (in millions):

	March 31, 2012	December 31, 2011
Carrying amount (excluding capital leases)	$7,554	$7,690
Fair value	8,653	9,298

The fair value of our debt is determined primarily using the market approach based on quoted prices in active markets (Level 1).

13.	PRICE RISK MANAGEMENT ACTIVITIES
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
As of March 31, 2012, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012
Crude oil and refined products:
Futures – long	10,670
Futures – short	33,088
Physical contracts - long	22,418

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

As of March 31, 2012, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012
Crude oil and refined products:
Swaps – long	5,961
Swaps – short	5,961
Futures – long	34,601
Futures – short	32,112
Physical contracts – short	2,489

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
As of March 31, 2012, we had the following outstanding commodity derivative instruments that were entered into as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012	2013
Crude oil and refined products:
Swaps – long	51,124	—
Swaps – short	48,424	—
Futures – long	55,939	—
Futures – short	56,511	—
Options – long	2	—
Corn:
Futures – long	14,670	50
Futures – short	40,330	2,180
Physical contracts – long	16,759	2,121

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Derivatives
Our objective in entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of March 31, 2012, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units and corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012	2013
Crude oil and refined products:
Swaps – long	14,799	13,070
Swaps – short	14,659	13,190
Futures – long	72,215	8,050
Futures – short	74,651	5,550
Options – long	2,615	—
Options – short	2,500	—
Natural gas:
Futures – short	650	—
Corn:
Swaps - long	8,795	—
Swaps - short	9,085	—
Futures – long	7,720	—
Futures – short	7,720	—

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of financial instruments associated with various governmental and regulatory compliance programs that we must purchase in the open market to comply with these programs. These programs are described below.

Obligation to Blend Biofuels
We are obligated to blend biofuels into the products we produce in most of the countries in which we operate, and these countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate in the U.S. and the U.K., we must purchase Renewable Identification Numbers (RINs) in the U.S. and Renewable Transport Fuel Obligation certificates (RTFCs) in the U.K., and as such, we are exposed to the volatility in the market price of these financial instruments. We have not entered into derivative instruments to manage this risk, but we purchase RINs and RTFCs when the price of

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these instruments is deemed favorable. For the three months ended March 31, 2012 and 2011, the cost of meeting our obligations under these compliance programs was $67 million and $56 million, respectively, and these amounts are reflected in cost of sales.

Maintaining Minimum Inventory Quantities
In the U.K., we are required to maintain a minimum quantity of crude oil and refined products as a reserve against shortages or interruptions in the supply of these products. To the degree we decide not to physically hold the minimum quantity of crude oil and refined products, we must purchase Compulsory Stock Obligation (CSO) tickets from other suppliers of refined products in the U.K. or other European Union (EU) member countries, and we make economic decisions as to the cost of maintaining certain quantities of crude oil and refined products versus the cost of purchasing CSO tickets. We have not entered into derivative instruments to manage the price volatility of CSO tickets. For the three months ended March 31, 2012, the cost of purchasing CSO tickets to help meet our obligations under this compliance program was $2 million, and this amount was reflected in cost of sales. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

Emission Allowances
Our Pembroke Refinery is subject to a maximum amount of carbon dioxide that it can emit each year under the EU Emissions Trading Scheme. Under this cap-and-trade program, we purchase emission allowances on the open market for the difference between the amount of carbon dioxide emitted and the maximum amount allowed under the program. Therefore, we are exposed to the volatility in the market price of these allowances. For the three months ended March 31, 2012, the cost of meeting our obligation under this compliance program was $1 million, and this amount is reflected in refining operating expenses. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

We enter into derivative instruments (futures) to reduce the impact of this risk on our results of operations and cash flows. Our positions in these derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors. As of March 31, 2012, we had purchased futures contracts – long for 55,000 metric tons of EU emission allowances that were entered into as economic hedges. As of March 31, 2012, the fair value of these futures contracts was immaterial and therefore not separately presented in the table below under “Fair Values of Derivative Instruments.” For the three months ended March 31, 2012, the loss recognized in income on these derivative instruments designated as economic hedges was also immaterial and therefore not separately presented in the table below under “Effect of Derivative Instruments on Income and Other Comprehensive Income.”
Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of March 31, 2012 or December 31, 2011, or during the three months ended March 31, 2012 and 2011.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of March 31, 2012, we had commitments to purchase $565 million of U.S. dollars and C$65 million of Canadian dollars. The majority of these commitments matured on or before April 30, 2012.
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2012 and December 31, 2011 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$161	$188
Swaps	Receivables, net	89	83
Swaps	Accrued expenses	4	3
Total		$254	$274

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,949	$1,957
Swaps	Receivables, net	46	48
Swaps	Prepaid expenses and other	1	—
Swaps	Accrued expenses	22	31
Options	Receivables, net	1	—
Physical purchase contracts	Inventories	—	36
Foreign currency contracts	Receivables, net	1	—
Foreign currency contracts	Accrued expenses	—	3
Total		$2,020	$2,075
Total derivatives		$2,274	$2,349

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2011
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$264	$240
Swaps	Accrued expenses	36	46
Total		$300	$286

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,636	$1,624
Swaps	Prepaid expenses and other	4	2
Swaps	Accrued expenses	38	51
Options	Receivables, net	2	—
Options	Accrued expenses	—	2
Physical purchase contracts	Inventories	—	2
Foreign currency contracts	Accrued expenses	—	3
Total		$1,680	$1,684
Total derivatives		$1,980	$1,970
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
As of March 31, 2012, we had net receivables related to derivative instruments of $1 million from counterparties in the refining industry and no amounts from counterparties in the financial services industry. As of December 31, 2011, we had net receivables related to derivative instruments of $2 million from counterparties in the refining industry and no amounts from counterparties in the financial services industry. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on Income and Other Comprehensive Income
The following tables provide information about the gain or loss recognized in income and other comprehensive income on our derivative instruments and the line items in the financial statements in which such gains and losses are reflected (in millions).

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(267)	$(91)
Gain recognized in income on hedged item	Cost of sales	228	86
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	(39)	(5)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for three months ended March 31, 2012 and 2011. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges for the three months ended March 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
Commodity contracts:
Gain recognized in OCI on derivatives (effective portion)		$47	$—
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	48	—
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	(5)	—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $19 million of cumulative after-tax gains on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $19 million of the deferred gains as of March 31, 2012 will be reclassified into cost of sales over the next nine months as a result of hedged transactions that are forecasted to occur. For the three months ended March 31, 2012 and 2011, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
Commodity contracts	Cost of sales	$(151)	$(299)
Foreign currency contracts	Cost of sales	(23)	(14)
Total		$(174)	$(313)

The loss of $299 million on commodity contracts for the three months ended March 31, 2011 includes a $542 million loss related to forward sales of refined product.

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
Commodity contracts	Cost of sales	$(4)	$6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined products;

•	demand for, and supplies of, refined products such as gasoline, diesel fuel, jet fuel, home heating oil, petrochemicals, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for ethanol and other alternative fuels;

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tax and environmental regulations, such as those to be implemented under the California Global Warming Solutions Act (also known as AB 32) and the U.S. Environmental Protection Agency’s (EPA) regulation of greenhouse gases, which may adversely affect our business or operations;

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, and the euro relative to the United States (U.S.) dollar; and

•	overall economic conditions, including the stability and liquidity of financial markets.
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

OVERVIEW AND OUTLOOK

Overview
For the first quarter of 2012, we reported a net loss attributable to Valero stockholders from continuing operations of $432 million, or $0.78 per share, compared to net income attributable to Valero stockholders from continuing operations of $104 million, or $0.18 per share, for the first quarter of 2011.

The results for the first quarter of 2012, however, were significantly impacted by a $611 million asset impairment loss ($605 million after taxes, or $1.09 per share), primarily related to our Aruba Refinery, which is discussed below. In addition, the results for the first quarter of 2011 were significantly impacted by a $542 million loss ($352 million after taxes, or $0.62 per share) on commodity derivative contracts related to the forward sales of refined product. These contracts were closed and realized in the first quarter of 2011. Excluding these significant items, net income attributable to Valero stockholders from continuing operations was $173 million ($0.31 per share) for the first quarter of 2012 compared to $456 million ($0.80 per share) for the first quarter of 2011.

The decline in net income attributable to Valero stockholders from continuing operations in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a decrease in operating income attributable to the refining business segment as outlined in the following table (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Operating income (loss) by business segment:
Refining	$(119)	$276	$(395)
Retail	40	66	(26)
Ethanol	9	44	(35)
Corporate	(174)	(142)	(32)
Total	$(244)	$244	$(488)

Excluding the impacts of the $611 million asset impairment loss in the first quarter of 2012 and the $542 million loss on commodity derivative contracts in the first quarter of 2011 described above, total company operating income for the first quarter of 2012 and the first quarter of 2011 would have been $367 million and $786 million, respectively, and our refining segment operating income would have been $492 million and $818 million, respectively, for the same periods.

Refining segment operating income declined primarily due to lower sour crude oil differentials (which is the difference between the price of sweet crude oil and the price of sour crude oil) and lower margins for other products such as petrochemical feedstocks and petroleum coke, partially offset by improved gasoline and distillate margins for most of our refining regions. In addition, we continued to benefit from the favorable difference between the price of sweet crude oils sourced from the inland U.S., such as West Texas Intermediate (WTI), versus the price of benchmark sweet crude oils, such as Louisiana Light Sweet (LLS) and Brent crude oils. Historically, the price of WTI-type crude oil has closely approximated LLS and Brent crude oils. Due to the significant development of crude oil reserves within the U.S. Mid-Continent region and increased deliveries of crude oil from Canada into the U.S. Mid-Continent region, the increased supply of WTI-type crude oil resulted in WTI-type crude oil being priced at a significant discount to LLS and Brent crude oils during the first quarter of 2012 and 2011. This discount was wider in the first quarter of 2012 compared to the first quarter of 2011, which contributed to the improved gasoline and distillate margins described above.
In March 2012, we decided to suspend the operations of the Aruba Refinery by the end of March. Our decision was based on the refinery’s inability to generate positive cash flows on a sustained basis subsequent to its restart in January 2011 and the sensitivity of its profitability to sour crude oil differentials, which narrowed significantly in the fourth quarter of 2011. On March 28, 2012, we received a non-binding indication of interest from an unrelated interested party to purchase the Aruba Refinery for $350 million, plus working capital as of the closing date, subject to completion of due diligence and further negotiations. We have accepted this offer, subject to the finalization of the purchase and sale agreement. Because of our decision to suspend the operations of the Aruba Refinery and the possibility that we may sell the refinery, we evaluated the refinery for potential impairment as of March 31, 2012 and recognized an asset impairment loss of $595 million, which is discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Outlook
The benefit we experienced in our refining business throughout 2011 and the first quarter of 2012 from processing discounted WTI-type crude oils may decline as various crude oil pipeline and logistics projects are completed in coming months. These projects will allow sweet crude oils from the inland U.S. to be transported to the U.S. Gulf Coast region, which is expected to result in a narrowing of the price differential of WTI-priced crude oils relative to Brent-priced crude oil. As a result, the margins for refined products for refiners that process WTI-priced crude oils may decline. In addition, the U.S. and worldwide refining business continues to experience capacity rationalization, particularly in Europe, the U.S. East Coast, and the Caribbean, where declining product margins have negatively impacted refineries in those regions. Refineries in those regions have closed, such as the Aruba Refinery discussed above, and others may close in coming months. However, some of these refineries may continue to be operated for political and other reasons, which could have a negative impact on refined product margins. As a result of these matters, we expect energy markets and margins to be volatile in the near to mid-term.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.
Financial Highlights (a) (b)
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2012	2011	Change
Operating revenues	$35,167	$26,308	$8,859
Costs and expenses:
Cost of sales (c)	33,035	24,568	8,467
Operating expenses:
Refining	964	744	220
Retail	166	162	4
Ethanol	87	95	(8)
General and administrative expenses	164	130	34
Depreciation and amortization expense:
Refining	337	316	21
Retail	27	28	(1)
Ethanol	10	9	1
Corporate	10	12	(2)
Asset impairment loss (d)	611	—	611
Total costs and expenses	35,411	26,064	9,347
Operating income (loss)	(244)	244	(488)
Other income, net	6	17	(11)
Interest and debt expense, net of capitalized interest	(99)	(117)	18
Income (loss) from continuing operations before income tax expense	(337)	144	(481)
Income tax expense	95	40	55
Income (loss) from continuing operations	(432)	104	(536)
Income (loss) from discontinued operations, net of income taxes	—	(6)	6
Net income (loss)	(432)	98	(530)
Less: Net loss attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Valero stockholders	$(432)	$98	$(530)

Net income (loss) attributable to Valero stockholders:
Continuing operations	$(432)	$104	$(536)
Discontinued operations	—	(6)	6
Total	$(432)	$98	$(530)

Earnings per common share – assuming dilution:
Continuing operations	$(0.78)	$0.18	$(0.96)
Discontinued operations	—	(0.01)	0.01
Total	$(0.78)	$0.17	$(0.95)
________________
See note references on page 43.

Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2012	2011	Change
Refining (a) (b):
Operating income (c)	$(119)	$276	$(395)
Throughput margin per barrel (c)	$7.71	$9.91	$(2.20)
Operating costs per barrel:
Operating expenses	4.15	3.93	0.22
Depreciation and amortization expense	1.45	1.66	(0.21)
Total operating costs per barrel (d)	5.60	5.59	0.01
Operating income per barrel (d)	$2.11	$4.32	$(2.21)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	451	372	79
Medium/light sour crude	555	372	183
Acidic sweet crude	73	72	1
Sweet crude	883	666	217
Residuals	169	249	(80)
Other feedstocks	144	137	7
Total feedstocks	2,275	1,868	407
Blendstocks and other	280	238	42
Total throughput volumes	2,555	2,106	449

Yields (thousand barrels per day):
Gasolines and blendstocks	1,191	956	235
Distillates	911	695	216
Other products (f)	469	465	4
Total yields	2,571	2,116	455
_______________
See note references on page 43.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2012	2011	Change
U.S. Gulf Coast (a):
Operating income (c)	$235	$483	$(248)
Throughput volumes (thousand barrels per day)	1,476	1,299	177
Throughput margin per barrel (c) (e)	$6.92	$9.63	$(2.71)
Operating costs per barrel:
Operating expenses	$3.67	$3.86	$(0.19)
Depreciation and amortization expense	1.50	1.64	(0.14)
Total operating costs per barrel (d)	5.17	5.50	(0.33)
Operating income per barrel (d)	$1.75	$4.13	$(2.38)

U.S. Mid-Continent:
Operating income (c)	$254	$289	$(35)
Throughput volumes (thousand barrels per day)	398	403	(5)
Throughput margin per barrel (c) (e)	$13.80	$13.04	$0.76
Operating costs per barrel:
Operating expenses	5.31	3.65	1.66
Depreciation and amortization expense	1.50	1.44	0.06
Total operating costs per barrel	6.81	5.09	1.72
Operating income per barrel	$6.99	$7.95	$(0.96)

North Atlantic (b):
Operating income	$61	$56	$5
Throughput volumes (thousand barrels per day)	461	209	252
Throughput margin per barrel (e)	$5.64	$7.02	$(1.38)
Operating costs per barrel:
Operating expenses	3.52	2.81	0.71
Depreciation and amortization expense	0.66	1.20	(0.54)
Total operating costs per barrel	4.18	4.01	0.17
Operating income per barrel	$1.46	$3.01	$(1.55)

U.S. West Coast:
Operating loss (c)	$(58)	$(10)	$(48)
Throughput volumes (thousand barrels per day)	220	195	25
Throughput margin per barrel (c) (e)	$6.32	$8.33	$(2.01)
Operating costs per barrel:
Operating expenses	6.56	6.15	0.41
Depreciation and amortization expense	2.67	2.81	(0.14)
Total operating costs per barrel	9.23	8.96	0.27
Operating loss per barrel	$(2.91)	$(0.63)	$(2.28)

Operating income for regions above	$492	$818	$(326)
Asset impairment loss (d)	(611)	—	(611)
Loss on derivative contracts related to the forward sales of refined product (c)	—	(542)	542
Total refining operating income (loss)	$(119)	$276	$(395)
_______________
See note references on page 43.

Average Market Reference Prices and Differentials (h)
(dollars per barrel, except as noted)

	Three Months Ended March 31,
	2012	2011	Change
Feedstocks:
Brent crude oil	$118.34	$105.16	$13.18
Brent less West Texas Intermediate (WTI) crude oil	15.46	11.22	4.24
Brent less Alaska North Slope (ANS) crude oil	0.65	3.92	(3.27)
Brent less Louisiana Light Sweet (LLS) crude oil	(0.56)	0.14	(0.70)
Brent less Mars crude oil	3.66	3.73	(0.07)
Brent less Maya crude oil	9.33	15.82	(6.49)
LLS crude oil	118.90	105.02	13.88
LLS less Mars crude oil	4.22	3.59	0.63
LLS less Maya crude oil	9.89	15.68	(5.79)
WTI crude oil	102.88	93.94	8.94

Natural gas (dollars per million British thermal units)	2.39	4.15	(1.76)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	7.12	3.68	3.44
Ultra-low-sulfur diesel less Brent	14.24	13.45	0.79
Propylene less Brent	(12.48)	19.36	(31.84)
Conventional 87 gasoline less LLS	6.56	3.82	2.74
Ultra-low-sulfur diesel less LLS	13.68	13.59	0.09
Propylene less LLS	(13.04)	19.50	(32.54)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	18.28	15.89	2.39
Ultra-low-sulfur diesel less WTI	27.75	25.10	2.65
North Atlantic:
Conventional 87 gasoline less Brent	7.73	4.20	3.53
Ultra-low-sulfur diesel less Brent	15.87	15.30	0.57
U.S. West Coast:
CARBOB 87 gasoline less ANS	14.24	15.36	(1.12)
CARB diesel less ANS	18.28	20.70	(2.42)
CARBOB 87 gasoline less WTI	29.05	22.66	6.39
CARB diesel less WTI	33.09	28.00	5.09
New York Harbor corn crush (dollars per gallon)	(0.05)	0.08	(0.13)
_______________
See note references on page 43.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2012	2011	Change
Retail–U.S.:
Operating income	$11	$19	$(8)
Company-operated fuel sites (average)	997	993	4
Fuel volumes (gallons per day per site)	5,046	4,895	151
Fuel margin per gallon	$0.050	$0.076	$(0.026)
Merchandise sales	$288	$283	$5
Merchandise margin (percentage of sales)	29.5%	28.3%	1.2%
Margin on miscellaneous sales	$24	$22	$2
Operating expenses	$104	$98	$6
Depreciation and amortization expense	$18	$19	$(1)

Retail–Canada:
Operating income	$29	$47	$(18)
Fuel volumes (thousand gallons per day)	3,097	3,234	(137)
Fuel margin per gallon	$0.258	$0.317	$(0.059)
Merchandise sales	$58	$57	$1
Merchandise margin (percentage of sales)	29.3%	29.7%	(0.4)%
Margin on miscellaneous sales	$11	$11	$—
Operating expenses	$62	$64	$(2)
Depreciation and amortization expense	$9	$9	$—

Ethanol:
Operating income	$9	$44	$(35)
Production (thousand gallons per day)	3,478	3,282	196
Gross margin per gallon of production (e)	$0.34	$0.50	$(0.16)
Operating costs per gallon of production:
Operating expenses	0.28	0.32	(0.04)
Depreciation and amortization expense	0.03	0.03	—
Total operating costs per gallon of production	0.31	0.35	(0.04)
Operating income per gallon of production	$0.03	$0.15	$(0.12)
_______________
See note references on page 43.

The following notes relate to references on pages 38 through 42.

(a)
For the three months ended March 31,2012, the financial highlights and operating highlights for the refining segment and U.S. Gulf Coast region include the results of operations of our Meraux Refinery, including related logistics assets, from the date of its acquisition on October 1, 2011

(b)
For the three months ended March 31, 2012, the financial highlights and operating highlights for the refining segment and North Atlantic region include the results of operations of our Pembroke Refinery, including the related marketing and logistics business, from the date of its acquisition on August 1, 2011.

(c)
Cost of sales for the three months ended March 31, 2011 includes a loss of $542 million ($352 million after taxes) on commodity derivative contracts related to the forward sales of refined product. These contracts were closed and realized during the first quarter of 2011. The loss is reflected in refining segment operating income for the three months ended March 31, 2011, but throughput margin per barrel for the refining segment has been restated for the amount previously presented to exclude this $542 million loss ($2.86 per barrel). In addition, operating income (loss) and throughput margin per barrel for the U.S. Gulf Coast, U.S. Mid-Continent, and U.S. West Coast regions for the three months ended March 31, 2011 have been restated from the amounts previously presented to exclude the portion of this loss that had been allocated to them of $372 million ($3.18 per barrel); $122 million ($3.36 per barrel), and $48 million ($2.71 per barrel), respectively.

(d)
In March 2012, we concluded our evaluation of strategic alternatives for our refinery in Aruba (Aruba Refinery) and announced that we would temporarily suspend the refinery’s operations by the end of March. Because of this decision, we analyzed the Aruba Refinery for potential impairment and concluded that the refinery’s net book value (carrying amount) of $945 million was not recoverable through the future operations and disposition of the refinery. We determined that the fair value of the Aruba Refinery was $350 million; therefore, we recognized an asset impairment loss of $595 million. In addition, we recognized an asset impairment loss of $16 million related to equipment associated with a permanently cancelled capital project at another refinery. The total asset impairment loss of $611 million is reflected in refining segment operating income for the three months ended March 31, 2012, but it is excluded from operating costs per barrel and operating income per barrel for the refining segment and Gulf Coast region.

(e)
Throughput margin per barrel represents operating revenues less cost of sales of our refining segment divided by throughput volumes. Gross margin per gallon of production represents operating revenues less cost of sales of our ethanol segment divided by production volumes.

(f)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(g)
The regions reflected herein contain the following refineries: the U.S. Gulf Coast region includes the Corpus Christi East, Corpus Christi West, Texas City, Houston, Three Rivers, St. Charles, Aruba, and Port Arthur Refineries; the U.S. Mid-Continent region includes the McKee, Ardmore, and Memphis Refineries; the North Atlantic region includes the Pembroke and Quebec City Refineries; and the U.S.West Coast region includes the Benicia and Wilmington Refineries.

(h)
Average market reference prices for Brent crude oil, along with price differentials between the price of Brent crude oil and other types of crude oil, have been included in the table of Average Market Reference Prices and Differentials.  The table also includes price differentials by region between the prices of certain products and the benchmark crude oil that provides the best indicator of product margins for each region.  We previously provided feedstock and product differentials based on the price of WTI crude oil. However, the price of WTI crude oil no longer provides a reasonable benchmark price of crude oil for all regions.  Beginning in late 2010, WTI crude oil began to price at a discount to benchmark sweet crude oils, such as Brent and LLS, because of increased WTI supplies resulting from greater U.S. production and increased deliveries of crude oil from Canada into the U.S. Mid-Continent region. We utilize Brent crude oil for price differentials because we believe it represents sweet crude oil prices for marginal refineries in the Atlantic Basin, and thus sets refined-product prices.

General
Operating revenues increased 34 percent (or $8.9 billion) for the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of higher refined product prices and higher throughput volumes between the two periods related to our refining segment operations. The higher throughput volumes resulted primarily from the incremental throughput of 124,000 barrels per day from the Meraux Refinery, which was acquired on October 1, 2011, and incremental throughput of 246,000 barrels per day from the Pembroke Refinery, which was acquired on August 1, 2011. Operating income decreased $488 million and income from continuing operations before taxes decreased $481 million for the first quarter of 2012 compared to amounts reported for the first quarter of 2011 primarily due to a $395 million decrease in refining segment operating income discussed below.

Refining
Refining segment operating income decreased $395 million from operating income of $276 million for the first quarter of 2011 to an operating loss of $119 million for the first quarter of 2012. This decrease was impacted by the $542 million loss on derivative contracts in the first quarter of 2011 and the $611 million asset impairment loss in the first quarter of 2012. (See Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion of this asset impairment loss). Excluding these losses, refining segment operating income decreased $326 million from $818 million in the first quarter of 2011 to $492 million in the first quarter of 2012. The $326 million decrease in operating income was due primarily to an $85 million decrease in refining margin and a $220 million increase in operating expenses.

The $85 million decrease in refining margin was primarily due to a 22 percent decrease in throughput margin per barrel (a $2.20 per barrel decrease between the comparable periods), and this decrease was largely driven by narrower sour crude oil differentials, partially offset by an increase in gasoline and distillate margins in most of our refining regions, as further explained below.

•
For the first quarter of 2012, our refining segment was unfavorably impacted by the decrease in sour crude oil differentials as compared to the first quarter of 2011. For example, Maya crude oil, which is a type of sour crude oil, sold at a discount of $9.33 per barrel to Brent crude oil, which is a type of sweet crude oil, during the first quarter of 2012. This compares to a discount of $15.82 per barrel during the first quarter of 2011, representing an unfavorable decrease of $6.49 per barrel. We estimate that the decrease in the discounts for all types of sour crude oil that we process had a negative impact to our refining margin of approximately $490 million, quarter versus quarter.

•
The WTI-based benchmark reference margin for U.S. Mid-Continent conventional 87 gasoline was $18.28 per barrel for the first quarter of 2012, compared to $15.89 per barrel for the first quarter of 2011, representing a favorable increase of $2.39 per barrel. In addition, the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low sulfur diesel (a type of distillate) was $27.75 per barrel for the first quarter of 2012, compared to $25.10 per barrel for the first quarter of 2011, representing a favorable increase of $2.65 per barrel. We estimate that these increases in gasoline and distillate margins per barrel had a positive impact to our refining margin of approximately $50 million and $30 million, respectively, quarter versus quarter. The increases in the gasoline and distillate benchmark reference margins in the U.S. Mid-Continent region are primarily due to the substantial discount in the price of WTI-type crude oil, the primary type of crude oil processed by our U.S. Mid-Continent refineries, versus the price of LLS and Brent crude oils. Historically, the price of WTI-type crude oil has closely approximated LLS and Brent crude oils, but due to the significant development of crude oil reserves within the U.S. Mid-Continent region and increased deliveries of crude oil from Canada into the U.S. Mid-Continent region, the increased supply of WTI-type crude oil has resulted in WTI-type crude oil currently being priced at a significant discount to LLS and Brent crude oils.

•
The Brent-based benchmark reference margin for U.S. Gulf Coast conventional 87 gasoline was $7.12 per barrel for the first quarter of 2012, compared to $3.68 per barrel for the first quarter of 2011, representing a favorable increase of $3.44 per barrel. In addition, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low sulfur diesel was $14.24 per barrel for the first quarter of 2012, compared to $13.45 per barrel for the first quarter of 2011, representing a favorable increase of $0.79 per barrel. We estimate that these increases in gasoline and distillate margins per barrel had a positive impact to our refining margin of approximately $200 million and $40 million, respectively, quarter versus quarter. The increases in the gasoline and distillate benchmark reference margins are supported by increased exports of gasoline and distillate as well as an increase in demand for distillates.

The increase of $220 million in refining operating expenses discussed above was primarily due to $93 million in operating expenses incurred by the Pembroke Refinery, which was acquired on August 1, 2011, and $37 million in operating expenses incurred by the Meraux Refinery, which was acquired on October 1, 2011. The remaining increase in refining operating expenses of $90 million was primarily due to a $48 million increase in maintenance expenses and a $36 million increase in regulatory and insurance costs.
Retail
Retail segment operating income was $40 million for the first quarter of 2012 compared to $66 million for the first quarter of 2011. This 39 percent (or $26 million) decrease was due primarily to decreases in the fuel margins generated by both our Canadian and U.S. retail operations of $18 million and $10 million, respectively.

Ethanol
Ethanol segment operating income was $9 million for the first quarter of 2012 compared to $44 million for the first quarter of 2011. The $35 million decrease in operating income was primarily due to a $42 million decrease in gross margin, partially offset by an $8 million decrease in operating expenses.

The decrease in gross margin was due to a 32 percent decrease in the gross margin per gallon of ethanol production (a $0.16 per gallon decrease between the comparable periods) primarily due to lower ethanol prices between the first quarter of 2011 and the first quarter of 2012. The ethanol prices in 2012 were pressured by a surplus of ethanol supply in 2012 stemming from higher production in 2011, combined with reduced demand for ethanol in 2012 due to the decline in gasoline demand. The impact of lower ethanol prices on gross margin was partially offset by an increase in ethanol production (a 196,000 gallon per day increase between the comparable periods), which resulted from higher utilization rates and increased yield from the corn feedstock that we processed during the first quarter of 2012.

The reduction in operating expenses was due primarily to a $14 million decrease in energy costs due to lower natural gas prices partially offset by an increase in chemical expenses of $3 million compared to the first quarter of 2011.

Corporate Expenses and Other
General and administrative expenses increased $34 million from the first quarter of 2011 to the first quarter of 2012 primarily due to $19 million in administrative costs related to our European operations and a $12 million increase in employee-related expenses.
“Interest and debt expense, net of capitalized interest” for the first quarter of 2012 decreased $18 million from the first quarter of 2011. This decrease is primarily due to a $25 million increase in capitalized interest due to a corresponding increase in capital expenditures between the quarters.
Income tax expense increased $55 million from the first quarter of 2011 to the first quarter of 2012 even though we reported a loss from continuing operations before income tax expense, which was due to the asset impairment loss of $595 million related to the Aruba Refinery. We did not record a tax benefit related to this loss because we do not believe that we will realize a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2012 and 2011
Net cash provided by operating activities for the first three months of 2012 was $1.7 billion compared to $2.1 billion for the first three months of 2011. The decrease in cash generated from operating activities was primarily due to a $540 million unfavorable effect from changes in working capital between the periods. Changes in cash provided by or used for working capital during the first three months of 2012 and 2011 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.
The net cash provided by operating activities during the first three months of 2012 was used mainly to:

•	fund $884 million of capital expenditures and deferred turnaround and catalyst costs;

•	make a repayment under our accounts receivable sales facility of $150 million;

•	pay common stock dividends of $83 million; and

•	increase available cash on hand by $535 million.
The net cash provided by operating activities during the first three months of 2011 was used mainly to:

•	fund $737 million of capital expenditures and deferred turnaround and catalyst costs;

•	make a scheduled long-term note repayment of $210 million and acquire the Gulf Opportunity Zone Revenue Bonds Series 2010 for $300 million;

•	pay common stock dividends of $28 million; and

•	increase available cash on hand by $799 million.
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

During the three months ended March 31, 2012, we expended $726 million for capital expenditures and $158 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2012 included $22 million of costs related to environmental projects.

For 2012, we expect to incur approximately $3.0 billion for capital investments (approximately $135 million of which is for environmental projects) and $510 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of March 31, 2012, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.

During the three months ended March 31, 2012, we had no material changes outside the ordinary course of our business with respect to our debt, capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

In March 2012, we exercised the call provisions on our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds, which were redeemed on May 3, 2012 for $108 million, or 100% of their outstanding stated values.

In April 2012, we made scheduled debt repayments of $4 million related to our Series 1997A 5.45% industrial revenue bonds and $750 million related to our 6.875% notes.

We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell on a revolving basis up to $1 billion of eligible trade receivables. This facility matures in June 2012. During the three months ended March 31, 2012, we repaid $150 million under this facility. As of March 31, 2012, the amount of eligible receivables sold was $100 million. In late April 2012, we sold $850 million of eligible receivables to the third-party entities and financial institutions under this facility, and we repaid $500 million on May 4, 2012.

Our agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt to below investment grade ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of March 31, 2012, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

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

Other Commercial Commitments
As of March 31, 2012, our committed lines of credit were as follows (in millions):

	Borrowing Capacity	Expiration	Outstanding Letters of Credit
Letter of credit facilities	$500	June 2012	$500
Revolving credit facility	$3,000	December 2016	$153
Canadian revolving credit facility	C$115	December 2012	C$20

As of March 31, 2012, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of March 31, 2012 expire during 2012 and 2013.

Other Matters Impacting Liquidity and Capital Resources
Pension Plan Funded Status
We have minimum required contributions of $2 million during 2012 to our pension plans that have minimum funding requirements; however, we plan to contribute approximately $100 million to our pension plans during 2012. We made no significant contributions to our pension plans in the first three months of 2012.

Stock Purchase Programs
As of March 31, 2012, we have approvals under common stock purchase programs to purchase approximately $3.5 billion of our common stock.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations. See Note 6 of Condensed Notes to Consolidated Financial Statements for a further discussion of our environmental matters.

Tax Matters
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, transactional taxes (excise/duty, sales/use, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties. See Note 6 of Condensed Notes to Consolidated Financial Statements for a further discussion of our tax matters.

As of March 31, 2012, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009, as discussed in Note 6 of Condensed Notes to Consolidated Financial Statements. We have received Revenue Agent Reports on our tax years for 2002 through 2007 and we are vigorously contesting the tax positions and assertions from the IRS. Although we believe our tax liabilities are fairly stated and properly reflected in our financial statements, should the IRS eventually prevail, it could result in a material amount of our deferred tax liabilities being reclassified to current liabilities which could have a material adverse effect on our liquidity.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of March 31, 2012, $773 million of our cash and temporary cash investments was held by our international subsidiaries.

Financial Regulatory Reform
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act). Key provisions of the Wall Street Reform Act create new statutory requirements that require most derivative instruments to be traded on exchanges and routed through clearinghouses, as well as impose new recordkeeping and reporting responsibilities on market participants. Final rules implementing the Wall Street Reform Act are expected to become effective mid-2012; therefore, the impact to our operations is yet unknown. However, the implementation could result in higher margin environments, higher clearing costs, and more reporting requirements with respect to our derivative activities.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U. S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
March 31, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(255)	$(3)
10% decrease in underlying commodity prices	255	7

December 31, 2011:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(156)	1
10% decrease in underlying commodity prices	156	2

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2012.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risks related to the volatility in the price of financial instruments associated with various governmental and regulatory compliance programs that we must purchase in the open market to comply with these programs. To reduce the impact of this risk on our results of operations and cash flows, we may enter into derivative instruments, such as futures. As of March 31, 2012, there was no significant gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the futures contracts. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs and notional volumes associated with these derivative contracts as of March 31, 2012.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2012 or December 31, 2011.

	March 31, 2012
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
Debt:
Fixed rate	$862	$480	$200	$475	$—	$5,474	$7,491	$8,553
Average interest rate	6.7%	5.5%	4.8%	5.2%	—%	7.3%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.6%	—%	—%	—%	—%	—%	0.6%

	December 31, 2011
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
Debt:
Fixed rate	$754	$484	$200	$475	$—	$5,578	$7,491	$9,048
Average interest rate	6.9%	5.5%	4.8%	5.2%	—%	7.3%	6.9%
Floating rate	$250	$—	$—	$—	$—	$—	$250	$250
Average interest rate	0.6%	—%	—%	—%	—%	—%	0.6%
FOREIGN CURRENCY RISK
As of March 31, 2012, we had commitments to purchase $565 million of U.S. dollars and C$65 million of Canadian dollars. Our market risk was minimal on these contracts, as the majority of which matured on or before April 30, 2012, resulting in a loss of approximately $3 million in the second quarter of 2012.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2011.
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

EPA (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2011, we disclosed that our Port Arthur Refinery expected the EPA to assess penalties for a flaring event that occurred at the refinery in 2011. Potential stipulated penalties payable to the EPA under the consent decree for this event are $4.7 million. In March 2012, the Texas Commission on Environmental Quality (TCEQ) also issued a notice of enforcement (NOE) for this and another flaring event that occurred at the refinery in 2011. The TCEQ has not stated a penalty amount in the NOE, although we reasonably believe the amount will be in excess of $100,000.

EPA (Three Rivers Refinery). In our annual report on Form 10-K for the year ended December 31, 2011, we disclosed that our Three Rivers Refinery expected the EPA to assess penalties for a flaring event that occurred at the refinery in 2011. Potential stipulated penalties payable to the EPA under the consent decree for this event are $522,500. In April 2012, the TCEQ also issued an NOE for this event. The TCEQ has not stated a penalty amount in the NOE, although we reasonably believe the amount will be in excess of $100,000.

TCEQ (Port Arthur Refinery). In March 2012, our Port Arthur Refinery received a proposed agreed order from the TCEQ that assesses a penalty of $180,911 for various alleged air emission and reporting violations. We are working with the TCEQ to settle this matter.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2012	1,805,513	$20.91	1,805,513	—	$3.46 billion
February 2012	2,232,661	$25.11	2,232,661	—	$3.46 billion
March 2012	489,527	$24.42	489,527	—	$3.46 billion
Total	4,527,701	$23.36	4,527,701	—	$3.46 billion

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

Item 6. Exhibits

Exhibit No.	Description

12.01	Statements of Computations of Ratios of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files

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
Date: May 8, 2012