Form 10-Q
period 2012-09-30
VALERO ENERGY CORP/TX
filed 2012-11-06
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2012 was 553,540,069.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$2,549	$1,024
Receivables, net	7,451	8,706
Inventories	5,787	5,623
Income taxes receivable	40	212
Deferred income taxes	292	283
Prepaid expenses and other	148	124
Total current assets	16,267	15,972
Property, plant and equipment, at cost	33,454	32,253
Accumulated depreciation	(7,581)	(7,076)
Property, plant and equipment, net	25,873	25,177
Intangible assets, net	216	227
Deferred charges and other assets, net	1,436	1,407
Total assets	$43,792	$42,783
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$585	$1,009
Accounts payable	9,286	9,472
Accrued expenses	612	595
Taxes other than income taxes	1,349	1,264
Income taxes payable	234	119
Deferred income taxes	185	249
Total current liabilities	12,251	12,708
Debt and capital lease obligations, less current portion	6,463	6,732
Deferred income taxes	5,758	5,017
Other long-term liabilities	1,934	1,881
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,409	7,486
Treasury stock, at cost; 120,035,210 and 116,689,450 common shares	(6,455)	(6,475)
Retained earnings	16,119	15,309
Accumulated other comprehensive income	252	96
Total Valero Energy Corporation stockholders’ equity	17,332	16,423
Noncontrolling interest	54	22
Total equity	17,386	16,445
Total liabilities and equity	$43,792	$42,783
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues (a)	$34,726	$33,713	$104,555	$91,314
Costs and expenses:
Cost of sales	31,312	30,033	95,968	82,981
Operating expenses:
Refining	930	870	2,762	2,427
Retail	178	177	514	508
Ethanol	76	103	248	302
General and administrative expenses	174	161	509	442
Depreciation and amortization expense	402	390	1,172	1,141
Asset impairment loss	345	—	956	—
Total costs and expenses	33,417	31,734	102,129	87,801
Operating income	1,309	1,979	2,426	3,513
Other income (expense), net	(2)	1	(1)	28
Interest and debt expense, net of capitalized interest	(70)	(88)	(243)	(312)
Income from continuing operations before income tax expense	1,237	1,892	2,182	3,229
Income tax expense	564	689	1,111	1,178
Income from continuing operations	673	1,203	1,071	2,051
Loss from discontinued operations, net of income taxes	—	—	—	(7)
Net income	673	1,203	1,071	2,044
Less: Net loss attributable to noncontrolling interest	(1)	—	(2)	(1)
Net income attributable to Valero Energy Corporation stockholders	$674	$1,203	$1,073	$2,045
Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$674	$1,203	$1,073	$2,052
Discontinued operations	—	—	—	(7)
Total	$674	$1,203	$1,073	$2,045
Earnings per common share:
Continuing operations	$1.22	$2.12	$1.94	$3.61
Discontinued operations	—	—	—	(0.01)
Total	$1.22	$2.12	$1.94	$3.60
Weighted-average common shares outstanding (in millions)	549	564	550	566
Earnings per common share – assuming dilution:
Continuing operations	$1.21	$2.11	$1.93	$3.59
Discontinued operations	—	—	—	(0.01)
Total	$1.21	$2.11	$1.93	$3.58
Weighted-average common shares outstanding – assuming dilution (in millions)	556	569	556	572
Dividends per common share	$0.175	$0.050	$0.475	$0.150

Supplemental information:
(a) Includes excise taxes on sales by our U.S. retail system	$248	$229	$723	$670
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$673	$1,203	$1,071	$2,044

Other comprehensive income (loss):
Foreign currency translation adjustment	143	(278)	175	(166)

Pension and other postretirement benefits:
(Gain) loss reclassified into income related to:
Prior service credit	(5)	(5)	(15)	(15)
Net actuarial loss	8	3	25	10
Net gain (loss) on pension and other postretirement benefits	3	(2)	10	(5)

Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the period	27	20	43	20
Net gain reclassified into income	(45)	—	(81)	—
Net gain (loss) on cash flow hedges	(18)	20	(38)	20

Other comprehensive income (loss), before income tax expense (benefit)	128	(260)	147	(151)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(5)	6	(9)	5
Other comprehensive income (loss)	133	(266)	156	(156)

Comprehensive income	806	937	1,227	1,888
Less: Comprehensive loss attributable to noncontrolling interest	(1)	—	(2)	(1)
Comprehensive income attributable to Valero Energy Corporation stockholders	$807	$937	$1,229	$1,889
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,071	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,172	1,141
Asset impairment loss	956	—
Noncash interest expense and other income, net	18	20
Stock-based compensation expense	29	34
Deferred income tax expense	576	393
Changes in current assets and current liabilities	1,351	840
Changes in deferred charges and credits and other operating activities, net	(66)	(144)
Net cash provided by operating activities	5,107	4,328
Cash flows from investing activities:
Capital expenditures	(2,129)	(1,584)
Deferred turnaround and catalyst costs	(339)	(501)
Acquisition of Pembroke Refinery, net of cash acquired	—	(1,675)
Minor acquisitions	(77)	(37)
Other investing activities, net	(28)	(24)
Net cash used in investing activities	(2,573)	(3,821)
Cash flows from financing activities:
Non-bank debt:
Borrowings	300	—
Repayments	(862)	(718)
Bank credit agreements:
Borrowings	1,100	—
Repayments	(1,100)	—
Accounts receivable sales program:
Proceeds from the sale of receivables	1,500	—
Repayments	(1,650)	—
Purchase of common stock for treasury	(148)	(270)
Proceeds from the exercise of stock options	36	42
Common stock dividends	(263)	(85)
Contributions from noncontrolling interest	34	12
Other financing activities, net	8	17
Net cash used in financing activities	(1,045)	(1,002)
Effect of foreign exchange rate changes on cash	36	(10)
Net increase (decrease) in cash and temporary cash investments	1,525	(505)
Cash and temporary cash investments at beginning of period	1,024	3,334
Cash and temporary cash investments at end of period	$2,549	$2,829

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Meraux Acquisition
On October 1, 2011, we acquired the Meraux Refinery and related logistics assets from Murphy Oil Corporation for an initial payment of $586 million, which was funded from available cash. In the fourth quarter of 2011, we recorded an adjustment related to inventories acquired that reduced the purchase price to $547 million. The assets acquired and liabilities assumed in this acquisition were recognized at their acquisition-date estimated fair values, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, and no adjustments to those estimated amounts have been made during the nine months ended September 30, 2012.

Pembroke Acquisition
On August 1, 2011, we acquired 100 percent of the outstanding shares of Chevron Limited from a subsidiary of Chevron Corporation, and we subsequently changed the name of Chevron Limited to Valero Energy Ltd. On the acquisition date, we initially paid $1.8 billion from available cash, of which $1.1 billion was for working capital. Subsequent to the acquisition date, we recorded adjustments to working capital (primarily inventory), resulting in an adjusted purchase price of $1.7 billion. This acquisition is referred to as the Pembroke Acquisition.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of 2012, an independent appraisal of the assets acquired and liabilities assumed and certain other evaluations of the fair values related to the Pembroke Acquisition were completed and finalized. The purchase price of the Pembroke Acquisition was allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition resulting from this final appraisal and other evaluations. The primary adjustments to the preliminary purchase price allocation disclosed in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011 consisted of a $143 million increase in property, plant and equipment, a $124 million increase in deferred income tax liabilities, and a $17 million increase in other long-term liabilities. The final amounts assigned to the assets acquired and liabilities assumed in the Pembroke Acquisition were recognized at their acquisition-date fair values and are as follows (in millions):

Current assets, net of cash acquired	$2,215
Property, plant and equipment	947
Intangible assets	22
Deferred charges and other assets, net	37
Current liabilities, less current portion of debt and capital lease obligations	(1,294)
Debt and capital leases assumed, including current portion	(12)
Deferred income taxes	(159)
Other long-term liabilities	(60)
Noncontrolling interest	(5)
Purchase price, net of cash acquired	$1,691

Because of the adjustment to property, plant and equipment discussed above, we recorded an additional $6 million of depreciation expense in the third quarter of 2012 to true-up depreciation expense for the period from the date of the Pembroke Acquisition (August 1, 2011) through July 31, 2012.

3.	IMPAIRMENTS

Aruba Refinery
In September 2012, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in response to the withdrawal of a non-binding offer to purchase the refinery. We had received the offer on March 28, 2012, and had accepted it, subject to the finalization of a purchase and sale agreement, but the interested party withdrew its offer on August 14, 2012.

We suspended the operations of the Aruba Refinery in March 2012 because of its inability to generate positive cash flows on a sustained basis subsequent to its restart in January 2011 and the sensitivity of its profitability to sour crude oil differentials, which had narrowed significantly in the fourth quarter of 2011. Shortly thereafter, we received the non-binding offer to purchase the refinery for $350 million, plus working capital as of the closing date. Because of our decision to suspend operations and the possibility of selling the refinery, we evaluated the refinery for potential impairment as of March 31, 2012 and concluded that it was impaired. We wrote down the refinery’s net book value (carrying value) of $945 million to its estimated fair value of $350 million, resulting in an asset impairment loss of $595 million that was recorded in March 2012. We determined that the best measure of the refinery’s fair value at that time was the $350 million offer because

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it was based on the interested party’s specific knowledge of the refinery, experience in the refining and marketing industry, and extensive knowledge of the economic factors affecting our business. We did not, however, classify the Aruba Refinery as “held for sale” in our balance sheet because all of the accounting criteria required for that classification had not been met.

Because of our recent decision to reorganize the Aruba Refinery into a crude oil and refined products terminal, we bifurcated the idled crude oil processing units and related infrastructure (refining assets) from the terminal assets and evaluated the refining assets for potential impairment as of September 30, 2012. We concluded that the refining assets were impaired and determined that their carrying value of $308 million was not recoverable through the future operations and disposition of the refinery. We determined that these refining assets had no value after considering estimated salvage costs, resulting in an asset impairment loss of $308 million that was recorded in September 2012. We also recognized an asset impairment loss of $25 million related to materials and supplies inventories that supported the refining operations, resulting in a total asset impairment loss of $333 million that was recognized in September 2012 related to the Aruba Refinery. The terminal assets, which had a carrying value of $37 million as of September 30, 2012, were not impaired.

We currently intend to maintain the refining assets to allow them to be restarted and do not consider them to be abandoned. Therefore, we have not reflected the Aruba Refinery as a discontinued operation in our financial statements. It is possible, however, that we may abandon these assets in the future. Should we ultimately decide to abandon these assets, we may be required under our land lease agreement with the Government of Aruba to recognize an asset retirement obligation, and the amount recognized would be immediately charged to expense. We do not expect these amounts to be material to our financial position or results of operations.

The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the three and nine months ended September 30, 2012 was primarily due to not recognizing a tax benefit associated with the asset impairment loss of $333 million and $928 million, respectively, related to the Aruba Refinery as we do not expect to realize this tax benefit.

See Note 6 for a discussion of the severance liability for employees who will be terminated in connection with the Aruba reorganization.

Other Assets
In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries, resulting in an asset impairment loss of $16 million that was recorded in March 2012.

We evaluated certain convenience stores operated by our retail segment for potential impairment as of September 30, 2012 and concluded that they were impaired. We wrote down the carrying values of these stores to their estimated fair values, which totaled $5 million, resulting in an asset impairment loss of $12 million that was recorded in September 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Refinery feedstocks	$2,423	$2,474
Refined products and blendstocks	2,904	2,633
Ethanol feedstocks and products	152	195
Convenience store merchandise	102	103
Materials and supplies	206	218
Inventories	$5,787	$5,623

As of September 30, 2012 and December 31, 2011, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $8.7 billion and $6.8 billion, respectively.

5.	DEBT
Non-Bank Debt
During the nine months ended September 30, 2012, the following activity occurred:

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

During the nine months ended September 30, 2011, the following activity occurred:

•	in May 2011, we made a scheduled debt repayment of $200 million related to our 6.125% senior notes;

•	in April 2011, we made scheduled debt repayments of $8 million related to our Series 1997A 5.45%, Series 1997B 5.40%, and Series 1997C 5.40% industrial revenue bonds;

•	in February 2011, we made a scheduled debt repayment of $210 million related to our 6.75% senior notes; and

•	also in February 2011, we paid $300 million to acquire the GO Zone Bonds, which were subject to mandatory tender.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank Debt and Credit Facilities
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of December 2016. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of September 30, 2012 and December 31, 2011, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 21 percent and 29 percent, respectively. We believe that we will remain in compliance with this covenant.

In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to C$115 million.

During the nine months ended September 30, 2012, we borrowed and repaid $1.1 billion under our Revolver. During the nine months ended September 30, 2011, we had no borrowings or repayments under our Revolver. We had no borrowings or repayments under the Canadian revolving credit facility during the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	September 30, 2012		December 31, 2011
Letter of credit facilities		$550	June 2013		$337		$300
Revolver		$3,000	December 2016		$64		$119
Canadian revolving credit facility	C$	115	December 2012	C$	10	C$	20

As of September 30, 2012 and December 31, 2011, we had $403 million and $391 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis. In July 2012, we amended our agreement to increase the facility from $1.0 billion to $1.5 billion and extended the maturity date to July 2013. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Balance as of beginning of period	$250	$100
Proceeds from the sale of receivables	1,500	—
Repayments	(1,650)	—
Balance as of end of period	$100	$100

Capitalized Interest
Capitalized interest was $59 million and $42 million for the three months ended September 30, 2012 and 2011, respectively, and $164 million and $102 million for the nine months ended September 30, 2012 and 2011, respectively.

6.	COMMITMENTS AND CONTINGENCIES

One-Time Severance Benefits
As described in Note 3, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012 resulting in a decrease in required personnel for our operations in Aruba. We notified 495 employees in September 2012 of the termination of their employment effective November 15, 2012. Each terminated employee will receive benefits consisting primarily of a cash payment based on a formula that considers the employee’s current compensation and years of service, among other factors. We expect to pay these benefits in November 2012. We recognized a severance liability of $41 million in September 2012, which approximates fair value, and the entire amount was outstanding as of September 30, 2012. Because of the short discount period, the recorded liability of $41 million is not materially different from its fair value. The severance expense of $41 million is included in refining operating expenses for the three and nine months ended September 30, 2012 and relates to our refining segment.

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

•
The LCFS was scheduled to become effective in 2011, but rulings by the U.S. District Court stayed enforcement of the LCFS until certain legal challenges to the LCFS were resolved. Most notably, the court determined that the LCFS violates the Commerce Clause of the U.S. Constitution to the extent that the standard discriminates against out-of-state crude oils and corn ethanol. CARB appealed the lower court’s ruling to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court), which lifted the stay on April 23, 2012. The Ninth Circuit Court heard arguments on the merits of the appeal in October 2012. We await the court’s final ruling on the merits.

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

The EPA has disapproved certain permitting programs of the Texas Commission on Environmental Quality (TCEQ) that historically have streamlined the environmental permitting process or provided greater operational flexibility in Texas. For example, the EPA disapproved the TCEQ flexible permit program and pollution control standard permit, thus requiring the conversion of flexible permits to a more conventional permitting program and precluding the prompt authorization of pollution control equipment. The Fifth Circuit Court of Appeals overturned the EPA’s disapproval of the flexible permit program and pollution control standard permit and sent them back to the EPA for reconsideration consistent with the court’s decision. In other instances, the EPA’s decisions have been initially upheld and others are still pending before the courts. Regardless of the EPA’s response to the courts’ various rulings, further litigation is probable. The EPA has also objected to numerous Title V permits in Texas and other states, including permits at our Port Arthur,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas City, Meraux, Corpus Christi East, and McKee Refineries. Environmental activist groups have filed notices of intent to sue the EPA, seeking to require the EPA to assume control of these permits from the TCEQ. Finally, as part of its regulation of greenhouse gases discussed above, the EPA has federalized the permitting of greenhouse gas emissions in Texas. This creates a dual permitting structure that must be navigated for material projects in Texas. All of these developments have created substantial uncertainty regarding existing and future permitting. Because of this uncertainty, we are unable to determine the costs or effects of the EPA’s actions on our permitting activity. The greenhouse gas permitting regime and the EPA’s disruption of the Texas permitting system could result in material increased compliance costs for us, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of, and decreases in the demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

Tax Matters
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

As of September 30, 2012, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009. We have received Revenue Agent Reports on our tax years for 2002 through 2007 and we are vigorously contesting certain tax positions and assertions from the IRS. Although we believe our tax liabilities are fairly stated and properly reflected in our financial statements, should the IRS eventually prevail, it could result in a material amount of our deferred tax liabilities being reclassified to current liabilities which could have a material adverse effect on our liquidity.
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

The following is a reconciliation of the beginning and ending balances (in millions) of equity attributable to our stockholders, equity attributable to the noncontrolling interest, and total equity for the nine months ended September 30, 2012 and 2011:

	2012			2011
	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance as of beginning of period	$16,423	$22	$16,445	$15,025	$—	$15,025
Net income (loss)	1,073	(2)	1,071	2,045	(1)	2,044
Dividends	(263)	—	(263)	(85)	—	(85)
Stock-based compensation expense	29	—	29	34	—	34
Tax deduction in excess of stock-based compensation expense	16	—	16	19	—	19
Transactions in connection with stock-based compensation plans:
Stock issuances	36	—	36	42	—	42
Stock repurchases	(138)	—	(138)	(270)	—	(270)
Contributions from noncontrolling interest	—	34	34	—	14	14
Recognition of noncontrolling interest in connection with Pembroke Acquisition	—	—	—	—	3	3
Other comprehensive income (loss)	156	—	156	(156)	—	(156)
Balance as of end of period	$17,332	$54	$17,386	$16,654	$16	$16,670

The noncontrolling interests relate to third-party ownership interests in Diamond Green Diesel Holdings LLC and Mainline Pipelines Limited (MLP), companies whose financial statements we consolidate due to our controlling interests. In the fourth quarter of 2011, we acquired the noncontrolling interest in MLP.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions) for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(117)	673	(105)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	3	—	4
Stock purchases	—	(6)	—	(14)
Balance as of end of period	673	(120)	673	(115)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) for the three and nine months ended September 30, 2012 and 2011:

	Pension Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011
Three months ended September 30:
Service cost	$35	$28	$3	$4
Interest cost	23	21	5	5
Expected return on plan assets	(31)	(28)	—	—
Amortization of:
Prior service cost (credit)	1	1	(6)	(6)
Net actuarial loss	8	3	—	—
Net periodic benefit cost	$36	$25	$2	$3

Nine months ended September 30:
Service cost	$105	$73	$9	$9
Interest cost	69	64	16	16
Expected return on plan assets	(93)	(84)	—	—
Amortization of:
Prior service cost (credit)	2	2	(17)	(17)
Net actuarial loss	25	9	—	1
Net periodic benefit cost	$108	$64	$8	$9

During the nine months ended September 30, 2012 and 2011, we contributed $132 million and $207 million, respectively, to our pension plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2012		2011
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$674		$1,203
Less dividends paid:
Common stock		96		28
Nonvested restricted stock		1		—
Undistributed earnings		$577		$1,175
Weighted-average common shares outstanding	3	549	3	564
Earnings per common share from continuing operations:
Distributed earnings	$0.18	$0.18	$0.05	$0.05
Undistributed earnings	1.04	1.04	2.07	2.07
Total earnings per common share from continuing operations	$1.22	$1.22	$2.12	$2.12

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$674		$1,203
Weighted-average common shares outstanding		549		564
Common equivalent shares:
Stock options		4		3
Performance awards and nonvested restricted stock		3		2
Weighted-average common shares outstanding – assuming dilution		556		569
Earnings per common share from continuing operations – assuming dilution		$1.21		$2.11

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2012		2011
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$1,073		$2,052
Less dividends paid:
Common stock		261		85
Nonvested restricted stock		2		—
Undistributed earnings		$810		$1,967

Weighted-average common shares outstanding	3	550	3	566

Earnings per common share from continuing operations:
Distributed earnings	$0.48	$0.48	$0.15	$0.15
Undistributed earnings	1.46	1.46	3.46	3.46
Total earnings per common share from continuing operations	$1.94	$1.94	$3.61	$3.61

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$1,073		$2,052
Weighted-average common shares outstanding		550		566
Common equivalent shares:
Stock options		4		4
Performance awards and nonvested restricted stock		2		2
Weighted-average common shares outstanding – assuming dilution		556		572
Earnings per common share from continuing operations – assuming dilution		$1.93		$3.59

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	5	6	6	6

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

The following table reflects activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended September 30, 2012:
Operating revenues from external customers	$30,543	$3,092	$1,091	$—	$34,726
Intersegment revenues	2,348	—	15	—	2,363
Operating income (loss)	1,528	41	(73)	(187)	1,309

Three months ended September 30, 2011:
Operating revenues from external customers	29,177	3,053	1,483	—	33,713
Intersegment revenues	2,258	—	25	—	2,283
Operating income (loss)	1,947	97	107	(172)	1,979

Nine Months Ended September 30, 2012:
Operating revenues from external customers	92,181	9,089	3,285	—	104,555
Intersegment revenues	6,806	—	75	—	6,881
Operating income (loss)	2,773	253	(59)	(541)	2,426

Nine Months Ended September 30, 2011:
Operating revenues from external customers	78,660	8,865	3,789	—	91,314
Intersegment revenues	6,566	—	125	—	6,691
Operating income (loss)	3,476	298	215	(476)	3,513

Total assets by reportable segment were as follows (in millions):

	September 30, 2012	December 31, 2011
Refining	$38,198	$38,164
Retail	2,098	1,999
Ethanol	900	943
Corporate	2,596	1,677
Total assets	$43,792	$42,783

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Possible Divestiture of Retail Business
In July 2012, we announced our intention to pursue a plan to separate our retail business from Valero. We are currently reviewing several potential separation transactions, including a tax-efficient distribution of the retail business to our shareholders.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Decrease (increase) in current assets:
Receivables, net	$1,293	$(1,963)
Inventories	(116)	891
Income taxes receivable	172	333
Prepaid expenses and other	(25)	12
Increase (decrease) in current liabilities:
Accounts payable	(150)	1,191
Accrued expenses	10	137
Taxes other than income taxes	55	99
Income taxes payable	112	140
Changes in current assets and current liabilities	$1,351	$840

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

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the Pembroke Acquisition in August 2011;

•	amounts accrued for capital expenditures and deferred turnaround and catalyst costs are reflected in investing activities when such amounts are paid;

•	amounts accrued for common stock purchases in the open market that are not settled as of the balance sheet date are reflected in financing activities when the purchases are settled and paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated balances at the applicable exchange rates as of each balance sheet date.

There were no significant noncash investing or financing activities for the nine months ended September 30, 2012 and 2011.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Interest paid in excess of amount capitalized	$206	$276
Income taxes paid, net	238	289

12.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The tables below present information (in millions) about our financial instruments recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2012 and December 31, 2011.
Cash collateral deposits of $213 million and $136 million with brokers under master netting arrangements are included in the fair value of the commodity derivatives reflected in Level 1 as of September 30, 2012 and December 31, 2011, respectively. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation under the column “Netting Adjustments” below; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value as of September 30, 2012
Assets:
Commodity derivative contracts	$3,351	$105	$—	$(3,292)	$164
Physical purchase contracts	—	3	—	—	3
Investments of certain benefit plans	88	—	11	—	99
Foreign currency contracts	3	—	—	—	3
Other investments	—	—	—	—	—
Liabilities:
Commodity derivative contracts	3,191	117	—	(3,292)	16
Biofuels blending obligation	6	—	—	—	6
Foreign currency contracts	1	—	—	—	1

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value as of December 31, 2011
Assets:
Commodity derivative contracts	$2,038	$78	$—	$(1,940)	$176
Physical purchase contracts	—	(2)	—	—	(2)
Investments of certain benefit plans	84	—	11	—	95
Other investments	—	—	—	—	—
Liabilities:
Commodity derivative contracts	1,864	101	—	(1,940)	25
Foreign currency contracts	3	—	—	—	3

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

During the nine months ended September 30, 2012 and 2011, there were no transfers between assets classified as Level 1 and Level 2.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	2012		2011
	Investments of Certain Benefit Plans	Other Investments	Investments of Certain Benefit Plans	Other Investments
Three months ended September 30:
Balance as of beginning of period	$11	$—	$11	$—
Purchases	—	—	—	5
Total gains (losses):
Included in refining operating expenses	—	—	—	(5)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$11	$—	$11	$—
The amount of total gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	$—	$—	$(5)

Nine months ended September 30:
Balance as of beginning of period	$11	$—	$10	$—
Purchases	—	—	—	21
Total gains (losses):
Included in refining operating expenses	—	—	1	(21)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of end of period	$11	$—	$11	$—
The amount of total gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	$—	$1	$(21)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonrecurring Fair Value Measurements
The table below presents the fair value (in millions) of our nonfinancial assets measured on a nonrecurring basis during the nine months ended September 30, 2012 and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2012.

	Fair Value Measurements Using				Total Loss Recognized During the Nine Months Ended September 30, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value as of September 30, 2012
Assets:
Long-lived assets of the Aruba Refinery	$—	$—	$—	$—	$903
Materials and supplies inventories of the Aruba Refinery	—	—	—	—	25
Cancelled capital project	—	—	2	2	16
Property, plant and equipment of convenience stores	—	—	5	5	12

There were no liabilities that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012. There were no assets or liabilities that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011.

Aruba Refinery
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

As further discussed in Note 3, in September 2012, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in response to the August 2012 withdrawal of a non-binding offer to purchase the refinery. Because of our decision to reorganize the Aruba Refinery into a crude oil and refined products terminal, we evaluated the refining assets for potential impairment as of September 30, 2012. We concluded that these refining assets were impaired and determined that their carrying value of $308 million was not recoverable through the future operations and disposition of the refinery. We determined that these refining assets had no value after considering estimated salvage costs, resulting in an asset impairment loss of $308 million that was recorded in September 2012. We also recognized an asset impairment loss of $25 million related to materials and supplies inventories that supported the refining operations, resulting in a total asset impairment loss of $333 million in September 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets
We recognized an asset impairment loss of $16 million in March 2012 related to equipment associated with a capital project that was cancelled permanently in 2009. We had written down the carrying value of this equipment to fair value in 2009, but we had been unable to sell the equipment. As a result, we wrote down the carrying amount of the equipment to scrap value.

We evaluated certain convenience stores operated by our retail segment for potential impairment as of September 30, 2012 and concluded that they were impaired. We wrote down the carrying values of these stores to their estimated fair values, which totaled $5 million, resulting in an asset impairment loss of $12 million that was recorded in September 2012.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$2,549	$2,549	$1,024	$1,024
Financial liabilities:
Debt (excluding capital leases)	6,997	8,576	7,690	9,298

The methods and significant assumptions used to estimate the fair value of these financial instruments are as follows:

•
The fair value of cash and temporary cash investments approximates the carrying value due to the low level of credit risk of these assets combined with their short maturities and market interest rates (Level 1).

•	The fair value of debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services, but are not exchange-traded (Level 2).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	PRICE RISK MANAGEMENT ACTIVITIES
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012
Crude oil and refined products:
Futures – long	776
Futures – short	4,691
Physical contracts - long	3,915
Cash Flow Hedges
Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable.

As of September 30, 2012, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012
Crude oil and refined products:
Swaps – long	6,441
Swaps – short	6,441
Futures – long	15,422
Futures – short	5,749
Physical contracts – short	9,673

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
As of September 30, 2012, we had the following outstanding commodity derivative instruments that were used as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012	2013	2014
Crude oil and refined products:
Swaps – long	15,017	55	—
Swaps – short	12,364	—	—
Futures – long	56,978	502	—
Futures – short	77,908	—	—
Options – long	6	10	—
Corn:
Futures – long	13,395	385	5
Futures – short	25,440	7,245	20
Physical contracts – long	11,778	7,073	15

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Derivatives
Our objective in entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of September 30, 2012, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units and corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2012	2013
Crude oil and refined products:
Swaps – long	19,180	46,540
Swaps – short	18,599	46,601
Futures – long	122,349	34,764
Futures – short	122,928	33,958
Options – long	12,115	500
Options – short	11,260	500
Natural gas:
Futures – long	8,550	200
Futures – short	8,550	200
Corn:
Swaps - long	9,705	1,830
Swaps - short	11,520	5,045
Futures – long	14,030	4,250
Futures – short	14,030	4,250

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not entered into derivative instruments to manage this risk, but we purchase RINs and RTFCs when the price of these instruments is deemed favorable. The cost of meeting our obligations under this compliance program was $72 million and $86 million for the three months ended September 30, 2012 and 2011, respectively, and $198 million and $181 million for the nine months ended September 30, 2012 and 2011. These amounts are reflected in cost of sales.

Maintaining Minimum Inventory Quantities
In the U.K., we are required to maintain a minimum quantity of crude oil and refined products as a reserve against shortages or interruptions in the supply of these products. To the degree we decide not to physically hold the minimum quantity of crude oil and refined products, we must purchase Compulsory Stock Obligation (CSO) tickets from other suppliers of refined products in the U.K. or other European Union (EU) member countries, and we make economic decisions as to the cost of maintaining certain quantities of crude oil and refined products versus the cost of purchasing CSO tickets. We have not entered into derivative instruments to manage the price volatility of CSO tickets. The cost of purchasing CSO tickets to help meet our obligations under this compliance program was $3 million and $1 million for the three months ended September 30, 2012 and 2011, respectively, and $6 million and $1 million for the nine months ended September 30, 2012 and 2011. These amounts are reflected in cost of sales. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

Emission Allowances
Our Pembroke Refinery is subject to a maximum amount of carbon dioxide that it can emit each year under the EU Emissions Trading Scheme. Under this cap-and-trade program, we purchase emission allowances on the open market for the difference between the amount of carbon dioxide emitted and the maximum amount allowed under the program. Therefore, we are exposed to the volatility in the market price of these allowances. For the three months ended September 30, 2012, no costs were incurred to meet our obligation under this compliance program. For the nine months ended September 30, 2012, the cost of meeting our obligation under this compliance program was $1 million, which is reflected in refining operating expenses. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

We enter into derivative instruments (futures) to reduce the impact of this risk on our results of operations and cash flows. Our positions in these derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors. As of September 30, 2012, we had purchased futures contracts – long for 55,000 metric tons of EU emission allowances that were entered into as economic hedges. As of September 30, 2012, the fair value of these futures contracts was immaterial and therefore not separately presented in the table below under “Fair Values of Derivative Instruments.” For the three and nine months ended September 30, 2012, the gain (loss) recognized in income on these derivative instruments designated as economic hedges were also immaterial and therefore not separately presented in the table below under “Effect of Derivative Instruments on Income and Other Comprehensive Income.”
Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments outstanding as of September 30, 2012 or December 31, 2011, or during the three and nine months ended September 30, 2012 and 2011.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of September 30, 2012, we had commitments to purchase $579 million of U.S. dollars. These commitments matured on or before October 24, 2012, resulting in a loss of less than $1 million in the fourth quarter of 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of September 30, 2012 and December 31, 2011 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$67	$40
Swaps	Receivables, net	44	38
Swaps	Accrued expenses	—	2
Total		$111	$80

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$3,071	$3,150
Swaps	Receivables, net	6	11
Swaps	Prepaid expenses and other	2	1
Swaps	Accrued expenses	48	62
Options	Receivables, net	4	3
Options	Accrued expenses	1	1
Physical purchase contracts	Inventories	3	—
Foreign currency contracts	Receivables, net	3	—
Foreign currency contracts	Accrued expenses	—	1
Total		$3,138	$3,229
Total derivatives		$3,249	$3,309

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2011
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$264	$240
Swaps	Accrued expenses	36	46
Total		$300	$286

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,636	$1,624
Swaps	Prepaid expenses and other	4	2
Swaps	Accrued expenses	38	51
Options	Receivables, net	2	—
Options	Accrued expenses	—	2
Physical purchase contracts	Inventories	—	2
Foreign currency contracts	Accrued expenses	—	3
Total		$1,680	$1,684
Total derivatives		$1,980	$1,970
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
As of September 30, 2012 and December 31, 2011, we had net receivables related to derivative instruments from counterparties in the refining industry of $1 million and $2 million, respectively. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity contracts:
Gain (loss) recognized in income on derivatives	Cost of sales	$(127)	$170	$(307)	$219
Gain (loss) recognized in income on hedged item	Cost of sales	101	(161)	238	(222)
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	(26)	9	(69)	(3)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2012 and 2011. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three months ended September 30, 2012; however, a gain of $28 million was recognized in income during the nine months ended September 30, 2012 for hedged firm commitments that no longer qualified as fair value hedges. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges for the three and nine months ended September 30, 2011.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity contracts:
Gain recognized in OCI on derivatives (effective portion)		$27	$20	$43	$20
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	45	—	81	—
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	(3)	4	23	4

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2012 and 2011. For the three and nine months ended September 30, 2012, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $6 million of cumulative after-tax losses on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $9 million of the deferred loss as of September 30, 2012 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three and nine months ended September 30, 2012 and 2011, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity contracts	Cost of sales	$(333)	$9	$90	$(362)
Foreign currency contracts	Cost of sales	(21)	41	(43)	32
Other contract	Cost of sales	—	29	—	29
Total		$(354)	$79	$47	$(301)

The gain of $29 million on the other contract for the three and nine months ended September 30, 2011 is related to the difference between the fair value of inventories acquired in connection with the Pembroke Acquisition and the amount paid for such inventories based on the terms of the purchase agreement.

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity contracts	Cost of sales	$(13)	$3	$(9)	$17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tax and environmental regulations, such as those being implemented under the California Global Warming Solutions Act (also known as AB 32) and the United States (U.S.) Environmental Protection Agency’s (EPA) regulation of greenhouse gases, which may adversely affect our business or operations;

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

OVERVIEW AND OUTLOOK

Overview
For the third quarter of 2012, we reported net income attributable to Valero stockholders from continuing operations of $674 million, or $1.21 per share (assuming dilution), compared to $1.2 billion, or $2.11 per share (assuming dilution), for the third quarter of 2011. The decline in net income attributable to Valero stockholders from continuing operations of $529 million was primarily due to the decrease of $670 million in our operating income as outlined by business segment in the following table (in millions):

	Three Months Ended September 30,
	2012	2011	Change
Operating income (loss) by business segment:
Refining	$1,528	$1,947	$(419)
Retail	41	97	(56)
Ethanol	(73)	107	(180)
Corporate	(187)	(172)	(15)
Total	$1,309	$1,979	$(670)

The results for the third quarter of 2012 were significantly impacted by an asset impairment loss of $345 million, of which $333 million related to our Aruba Refinery, and severance expense of $41 million, which was also related to our Aruba Refinery. Excluding these significant items, total operating income would have been $1.7 billion and refining operating income would have been $1.9 billion for the third quarter of 2012. The remaining decrease of $284 million in total operating income was primarily due to the decrease of $180 million in our ethanol segment’s operating income due to significantly lower ethanol margins, which was primarily due to high corn prices and excess supplies of ethanol in the U.S.

For the first nine months of 2012, we reported net income attributable to Valero stockholders from continuing operations of $1.1 billion, or $1.93 per share (assuming dilution), compared to $2.1 billion, or $3.59 per share (assuming dilution), for the first nine months of 2011. The decrease in net income attributable to Valero stockholders from continuing operations of $979 million was primarily due to the decrease of $1.1 billion in our operating income as outlined by business segment in the following table (in millions):

	Nine Months Ended September 30,
	2012	2011	Change
Operating income (loss) by business segment:
Refining	$2,773	$3,476	$(703)
Retail	253	298	(45)
Ethanol	(59)	215	(274)
Corporate	(541)	(476)	(65)
Total	$2,426	$3,513	$(1,087)

The results for the first nine months of 2012 were significantly impacted by an asset impairment loss of $956 million, of which $928 million related to our Aruba Refinery, and severance expense of $41 million, which was also related to our Aruba Refinery. In addition, the results of the first nine months of 2011 were significantly impacted by a $542 million loss on commodity derivative contracts related to forward sales of refined product, which were closed and realized in the first quarter of 2011. Excluding these significant items, total operating income for the first nine months of 2012 and the first nine months of 2011 would have been $3.4 billion and $4.1 billion, respectively, and our refining operating income for the first nine months of 2012 and the first nine months of 2011 would have been $3.8 billion and $4.0 billion, respectively.
The decrease of $632 million in total operating income was primarily due to:

•
a decrease of $260 million in our refining segment’s operating income that resulted from a $294 million increase in refining operating expenses attributable to our Pembroke and Meraux Refineries which were acquired in August 2011 and October 2011, respectively, and

•
a decrease of $274 million in our ethanol segment’s operating income that was attributable to lower ethanol margins caused by excess supplies of ethanol due to reduced demand for ethanol associated with the decline in gasoline demand in the U.S. and increased imports of ethanol from Brazil.

In September 2012, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in response to the withdrawal of a non-binding offer by an interested party to purchase the refinery. Because of our decision, we recorded an asset impairment loss of $333 million in September 2012. We had previously recorded an asset impairment loss of $595 million in March 2012 in connection with our decision to suspend operations at the refinery due to its inability to generate positive cash flows on a sustained basis subsequent to its restart in January 2011 and the sensitivity of its profitability to sour crude oil differentials. The reorganization of the Aruba Refinery into terminal operations will result in the termination of a majority of our employees in Aruba, who will receive termination benefits. As a result, we recognized a severance liability of $41 million in September 2012. These matters are more fully discussed in Notes 3 and 6, respectively, of Notes to Condensed Consolidated Financial Statements.

Outlook
Throughout 2011 and the first nine months of 2012, our refining business has benefited from processing sweet crude oils sourced from the inland U.S., such as West Texas Intermediate (WTI) crude oil, due to the favorable difference between the price of these crude oils versus the price of benchmark sweet crude oils, such as Louisiana Light Sweet (LLS) and Brent crude oils. Historically, the price of WTI-type crude oil has closely approximated LLS and Brent crude oils, but due to the significant development of crude oil reserves within the U.S. Mid-Continent region and increased deliveries of crude oil from Canada into the U.S. Mid-Continent region, the increased supply of WTI-type crude oil has resulted in WTI-type crude oil being priced at a significant discount to LLS and Brent crude oils. This benefit, however, may decline as various crude oil pipeline and logistics projects are completed. These projects will allow sweet crude oils from the inland U.S. to be transported to the U.S. Gulf Coast region, which is expected to result in a narrowing of the price differential of WTI-priced crude oils relative to Brent-priced crude oil. As a result, the margins for refined products for refiners that process WTI-priced crude oils may decline.

The U.S. and worldwide refining business continues to experience capacity rationalization, particularly in Europe, the U.S. East Coast, and the Caribbean, where declining product margins have negatively impacted refineries in those regions. Refineries in those regions have closed, such as the Aruba Refinery discussed above, and others may close in the future. However, some of these refineries may continue to be operated, which could have a negative impact on refined product margins.
Thus far in the fourth quarter of 2012, ethanol margins, while still unfavorable, have begun to recover from the depressed margins experienced during the first nine months of 2012.
We expect energy markets and margins to continue to be volatile in the near to mid-term.

In July 2012, we announced our intention to pursue a plan to separate our retail business from Valero. We are currently reviewing several potential separation transactions, including a tax-efficient distribution of the retail business to our shareholders.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights (a) (b)
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2012	2011	Change
Operating revenues	$34,726	$33,713	$1,013
Costs and expenses:
Cost of sales	31,312	30,033	1,279
Operating expenses:
Refining (c)	930	870	60
Retail	178	177	1
Ethanol	76	103	(27)
General and administrative expenses	174	161	13
Depreciation and amortization expense:
Refining	345	340	5
Retail	32	29	3
Ethanol	12	10	2
Corporate	13	11	2
Asset impairment loss (d)	345	—	345
Total costs and expenses	33,417	31,734	1,683
Operating income	1,309	1,979	(670)
Other income (expense), net	(2)	1	(3)
Interest and debt expense, net of capitalized interest	(70)	(88)	18
Income from continuing operations before income tax expense	1,237	1,892	(655)
Income tax expense	564	689	(125)
Net income	673	1,203	(530)
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)
Net income attributable to Valero stockholders	$674	$1,203	$(529)

Earnings per common share – assuming dilution	$1.21	$2.11	$(0.90)
________________
See note references on page 46.

Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2012	2011	Change
Refining (a) (b):
Operating income (c) (d)	$1,528	$1,947	$(419)
Throughput margin per barrel (e)	$13.12	$13.24	$(0.12)
Operating costs per barrel:
Operating expenses	3.72	3.65	0.07
Depreciation and amortization expense	1.45	1.43	0.02
Total operating costs per barrel (d)	5.17	5.08	0.09
Operating income per barrel	$7.95	$8.16	$(0.21)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	464	540	(76)
Medium/light sour crude	483	455	28
Acidic sweet crude	69	150	(81)
Sweet crude	969	739	230
Residuals	204	310	(106)
Other feedstocks	130	123	7
Total feedstocks	2,319	2,317	2
Blendstocks and other	281	275	6
Total throughput volumes	2,600	2,592	8

Yields (thousand barrels per day):
Gasolines and blendstocks	1,262	1,196	66
Distillates	902	894	8
Other products (f)	458	519	(61)
Total yields	2,622	2,609	13
_______________
See note references on page 46.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2012	2011	Change
U.S. Gulf Coast (a):
Operating income (c) (d)	$755	$1,167	$(412)
Throughput volumes (thousand barrels per day)	1,415	1,522	(107)
Throughput margin per barrel (e)	$11.05	$13.08	$(2.03)
Operating costs per barrel:
Operating expenses	3.75	3.31	0.44
Depreciation and amortization expense	1.50	1.43	0.07
Total operating costs per barrel (c) (d)	5.25	4.74	0.51
Operating income per barrel	$5.80	$8.34	$(2.54)

U.S. Mid-Continent:
Operating income	$708	$586	$122
Throughput volumes (thousand barrels per day)	452	400	52
Throughput margin per barrel (e)	$22.07	$22.27	$(0.20)
Operating costs per barrel:
Operating expenses	3.56	4.76	(1.20)
Depreciation and amortization expense	1.47	1.59	(0.12)
Total operating costs per barrel	5.03	6.35	(1.32)
Operating income per barrel	$17.04	$15.92	$1.12

North Atlantic (b):
Operating income	$384	$65	$319
Throughput volumes (thousand barrels per day)	453	386	67
Throughput margin per barrel (e)	$13.25	$5.46	$7.79
Operating costs per barrel:
Operating expenses	3.21	2.91	0.30
Depreciation and amortization expense	0.84	0.74	0.10
Total operating costs per barrel	4.05	3.65	0.40
Operating income per barrel	$9.20	$1.81	$7.39

U.S. West Coast:
Operating income	$55	$129	$(74)
Throughput volumes (thousand barrels per day)	280	284	(4)
Throughput margin per barrel (e)	$8.91	$11.96	$(3.05)
Operating costs per barrel:
Operating expenses	4.63	4.94	(0.31)
Depreciation and amortization expense	2.15	2.08	0.07
Total operating costs per barrel	6.78	7.02	(0.24)
Operating income per barrel	$2.13	$4.94	$(2.81)

Operating income for regions above	$1,902	$1,947	$(45)
Severance expense (c)	(41)	—	(41)
Asset impairment loss (d)	(333)	—	(333)
Total refining operating income	$1,528	$1,947	$(419)
_______________
See note references on page 46.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended September 30,
	2012	2011	Change
Feedstocks:
Brent crude oil	$109.48	$112.28	$(2.80)
Brent less WTI crude oil	17.30	22.54	(5.24)
Brent less Alaska North Slope (ANS) crude oil	0.66	0.67	(0.01)
Brent less LLS crude oil	(1.06)	0.10	(1.16)
Brent less Mars crude oil	4.13	2.66	1.47
Brent less Maya crude oil	11.89	13.56	(1.67)
LLS crude oil	110.54	112.18	(1.64)
LLS less Mars crude oil	5.19	2.56	2.63
LLS less Maya crude oil	12.95	13.46	(0.51)
WTI crude oil	92.18	89.74	2.44

Natural gas (dollars per million British thermal units)	2.87	4.09	(1.22)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	11.80	8.03	3.77
Ultra-low-sulfur diesel less Brent	19.60	14.07	5.53
Propylene less Brent	(41.82)	12.37	(54.19)
Conventional 87 gasoline less LLS	10.74	8.13	2.61
Ultra-low-sulfur diesel less LLS	18.54	14.17	4.37
Propylene less LLS	(42.88)	12.47	(55.35)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	34.33	31.99	2.34
Ultra-low-sulfur diesel less WTI	39.47	38.29	1.18
North Atlantic:
Conventional 87 gasoline less Brent	16.45	8.76	7.69
Ultra-low-sulfur diesel less Brent	21.16	15.86	5.30
U.S. West Coast:
CARBOB 87 gasoline less ANS	19.63	10.19	9.44
CARB diesel less ANS	22.90	15.75	7.15
CARBOB 87 gasoline less WTI	36.27	32.06	4.21
CARB diesel less WTI	39.54	37.62	1.92
New York Harbor corn crush (dollars per gallon)	(0.27)	0.36	(0.63)
_______________
See note references on page 46.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Three Months Ended September 30,
	2012	2011	Change
Retail–U.S.:
Operating income (d)	$17	$59	$(42)
Company-operated fuel sites (average)	1,025	994	31
Fuel volumes (gallons per day per site)	5,143	5,168	(25)
Fuel margin per gallon	$0.089	$0.155	$(0.066)
Merchandise sales	$328	$324	$4
Merchandise margin (percentage of sales)	30.2%	29.2%	1.0%
Margin on miscellaneous sales	$21	$22	$(1)
Operating expenses	$115	$111	$4
Depreciation and amortization expense	$19	$19	$—
Asset impairment loss (d)	$12	$—	$12

Retail–Canada:
Operating income	$24	$38	$(14)
Fuel volumes (thousand gallons per day)	3,117	3,214	(97)
Fuel margin per gallon	$0.235	$0.273	$(0.038)
Merchandise sales	$71	$72	$(1)
Merchandise margin (percentage of sales)	29.5%	29.4%	0.1%
Margin on miscellaneous sales	$11	$11	$—
Operating expenses	$63	$66	$(3)
Depreciation and amortization expense	$13	$10	$3

Ethanol:
Operating income (loss)	$(73)	$107	$(180)
Production (thousand gallons per day)	2,384	3,272	(888)
Gross margin per gallon of production (e)	$0.06	$0.73	$(0.67)
Operating costs per gallon of production:
Operating expenses	0.34	0.34	—
Depreciation and amortization expense	0.05	0.04	0.01
Total operating costs per gallon of production	0.39	0.38	0.01
Operating income (loss) per gallon of production	$(0.33)	$0.35	$(0.68)
_______________
See note references on page 46.

The following notes relate to references on pages 41 through 45.

(a)
For the three months ended September 30, 2012, the financial highlights and operating highlights for the refining segment and U.S. Gulf Coast region include the results of operations of our Meraux Refinery, including related logistics assets, from the date of its acquisition on October 1, 2011.

(b)
For the three months ended September 30, 2012, the financial highlights and operating highlights for the refining segment and North Atlantic region include the results of operations of our Pembroke Refinery, including the related marketing and logistics business, from the date of its acquisition on August 1, 2011.

(c)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. These terminal operations will require a considerably smaller workforce; therefore, the reorganization will result in the termination of the majority of our employees in Aruba. We informed the employees who will be terminated and reached agreement on termination benefits with them in September. As such, we recognized severance expense of $41 million in the third quarter of 2012. This expense is reflected in refining segment operating income for the three months ended September 30, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region. No income tax benefits were recognized related to this severance expense.

(d)
As described in note (c), we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012. We had previously suspended refining operations in March 2012, and as a result of our recent decision, these operations will remain suspended indefinitely. We will, however, continue to maintain the refining assets to allow them to be restarted; therefore, we do not consider these assets to be abandoned. We evaluated the Aruba Refinery for potential impairment in connection with our decision and determined that the net book value (carrying amount) of the refining assets of $308 million was not recoverable through the future operations and disposition of the refinery. We determined that these refining assets had no value after considering estimated salvage costs, and we recognized an asset impairment loss of $308 million in the third quarter of 2012. In addition, we recognized an asset impairment loss of $25 million related to supplies inventories that supported the refining operations, resulting in an asset impairment loss totaling $333 million in the third quarter of 2012 related to the refinery. These asset impairment losses are reflected in refining segment operating income for the three months ended September 30, 2012, but they are excluded from operating costs per barrel for the refining segment and from operating income and operating costs per barrel for the U.S. Gulf Coast region. No income tax benefit was recognized related to this asset impairment loss. We also recognized asset impairment losses of $12 million ($8 million after taxes) related to certain retail stores in the third quarter of 2012.

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

General
Operating revenues increased 3 percent (or $1.0 billion) for the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of higher refined product prices between the two periods related to our refining segment operations. Throughput volumes were essentially unchanged between the two quarters because the incremental throughputs of 55,000 barrels per day and 52,000 barrels per day from the Meraux and Pembroke Refineries, which were acquired on October 1, 2011 and August 1, 2011, respectively, were offset by a 180,000 barrel per day decline in throughput volumes at the Aruba Refinery due to the suspension of its operations in March 2012. Operating income decreased $670 million and income from continuing operations before income tax expense decreased $655 million for the third quarter of 2012 compared to amounts reported for the third quarter of 2011 due to a $419 million decrease in refining segment operating income, a $56 million decrease in retail segment operating income, and a $180 million decrease in ethanol segment operating income, which are discussed below.

Refining
Refining segment operating income decreased 22 percent (or $419 million) from $1.9 billion for the third quarter of 2011 to $1.5 billion for the third quarter of 2012. The $419 million decrease in operating income was impacted by a $333 million asset impairment loss and $41 million in severance expense in the third quarter of 2012 related to our Aruba Refinery. (See Notes 3 and 6 of Condensed Notes to Consolidated Financial Statements for discussion of the asset impairment loss and severance loss, respectively.) Excluding these amounts, refining segment operating income decreased $45 million primarily due to a $21 million decrease in refining margin and a $19 million increase in operating expenses.

The decrease in our refining margin of $21 million in the third quarter of 2012 as compared to the third quarter of 2011 resulted from a decrease in sour crude oil discounts and lower margins for propylene. These decreases were offset by higher gasoline and distillate margins.

The increase of $19 million in refining operating expenses discussed above was primarily due to $47 million in operating expenses incurred by the Meraux Refinery, which was acquired on October 1, 2011, and $34 million in operating expenses incurred by the Pembroke Refinery, which was acquired on August 1, 2011, partially offset by a $44 million decrease in operating expenses incurred by the Aruba Refinery, whose operations were suspended throughout the third quarter of 2012. The remaining decrease in refining operating expenses of $18 million was primarily due to a $14 million decrease in energy costs.

Retail
Retail segment operating income was $41 million for the third quarter of 2012 compared to $97 million for the third quarter of 2011. This 58 percent (or $56 million) decrease was primarily due to decreases in the fuel margins generated by both our U.S. and Canadian retail operations of $30 million and $14 million, respectively. The significant decrease in fuel margins in our retail operations was largely the result of increases in the wholesale prices for gasoline and diesel. Although we generally increase retail prices as wholesale prices increase, we are unable to increase retail prices at the same rate as wholesale price increases, which results in reduced fuel margins. Retail segment operating income was also negatively impacted in the third quarter of 2012 by a $12 million asset impairment loss related to certain convenience stores in the U.S.
Ethanol
Ethanol segment operating loss was $73 million for the third quarter of 2012 compared to operating income of $107 million for the third quarter of 2011. The $180 million decrease in operating income was primarily due to a $205 million decrease in gross margin, partially offset by a $27 million decrease in operating expenses.
The gross margin per gallon decreased 92 percent ($0.67 per gallon) between the third quarter of 2011 and the third quarter of 2012 primarily due to higher corn prices and lower ethanol prices between the periods. The increase in average corn prices from the third quarter of 2011 to the third quarter of 2012 was primarily caused by the drought in corn-producing regions of the U.S. Mid-Continent, which negatively impacted gross margin by $0.35 cents per gallon. Gross margin per gallon was further impacted by a decrease of $0.26 cents per gallon in the price of ethanol between the comparable periods. Ethanol prices in the third quarter of 2012 were pressured by a surplus of ethanol supply during the quarter due to reduced demand for ethanol resulting from a decline in gasoline demand in the U.S. and increased imports of ethanol from Brazil. In addition, ethanol production decreased 888,000 gallons per day between the comparable periods, resulting from lower utilization rates during the third quarter of 2012 in response to the surplus of ethanol supply. The reduction in operating expenses was primarily due to a $19 million decrease in energy costs due to decreased consumption combined with lower natural gas prices and an $8 million decrease in chemical expenses compared to the third quarter of 2011.

Corporate Expenses and Other
General and administrative expenses increased $13 million from the third quarter of 2011 to the third quarter of 2012 primarily due to a $12 million increase in employee-related expenses.

“Interest and debt expense, net of capitalized interest” for the third quarter of 2012 decreased $18 million from the third quarter of 2011. This decrease was primarily due to a $17 million increase in capitalized interest due to a corresponding increase in capital expenditures between the quarters.

Income tax expense decreased $125 million from the third quarter of 2011 to the third quarter of 2012 mainly as a result of lower income from continuing operations before income tax expense. However, the variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the third quarter of 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $333 million and the severance loss of $41 million recognized in the third quarter of 2012 related to the Aruba Refinery as we do not expect to realize a tax benefit from these losses.

Financial Highlights (a) (b)
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2012	2011	Change
Operating revenues	$104,555	$91,314	$13,241
Costs and expenses:
Cost of sales (c)	95,968	82,981	12,987
Operating expenses:
Refining (d)	2,762	2,427	335
Retail	514	508	6
Ethanol	248	302	(54)
General and administrative expenses	509	442	67
Depreciation and amortization expense:
Refining	1,020	995	25
Retail	88	84	4
Ethanol	32	28	4
Corporate	32	34	(2)
Asset impairment loss (e)	956	—	956
Total costs and expenses	102,129	87,801	14,328
Operating income	2,426	3,513	(1,087)
Other income, net	(1)	28	(29)
Interest and debt expense, net of capitalized interest	(243)	(312)	69
Income from continuing operations before income tax expense	2,182	3,229	(1,047)
Income tax expense	1,111	1,178	(67)
Income from continuing operations	1,071	2,051	(980)
Loss from discontinued operations, net of income taxes	—	(7)	7
Net income	1,071	2,044	(973)
Less: Net loss attributable to noncontrolling interests	(2)	(1)	(1)
Net income attributable to Valero stockholders	$1,073	$2,045	$(972)

Net income attributable to Valero stockholders:
Continuing operations	$1,073	$2,052	$(979)
Discontinued operations	—	(7)	7
Total	$1,073	$2,045	$(972)

Earnings per common share – assuming dilution:
Continuing operations	$1.93	$3.59	$(1.66)
Discontinued operations	—	(0.01)	0.01
Total	$1.93	$3.58	$(1.65)
_______________
See note references on page 54.

Operating Highlights
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2012	2011	Change
Refining (a) (b):
Operating income (c) (d) (e)	$2,773	$3,476	$(703)
Throughput margin per barrel (f)	$10.51	$11.65	$(1.14)
Operating costs per barrel:
Operating expenses (d)	3.81	3.80	0.01
Depreciation and amortization expense	1.43	1.56	(0.13)
Total operating costs per barrel (e)	5.24	5.36	(0.12)
Operating income per barrel	$5.27	$6.29	$(1.02)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	435	455	(20)
Medium/light sour crude	549	415	134
Acidic sweet crude	92	117	(25)
Sweet crude	913	695	218
Residuals	196	284	(88)
Other feedstocks	132	122	10
Total feedstocks	2,317	2,088	229
Blendstocks and other	287	252	35
Total throughput volumes	2,604	2,340	264

Yields (thousand barrels per day):
Gasolines and blendstocks	1,249	1,069	180
Distillates	911	793	118
Other products (g)	465	491	(26)
Total yields	2,625	2,353	272
_______________
See note references on page 54.

Refining Operating Highlights by Region (h)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2012	2011	Change
U.S. Gulf Coast (a):
Operating income (c) (d) (e)	$1,627	$2,436	$(809)
Throughput volumes (thousand barrels per day)	1,460	1,418	42
Throughput margin per barrel (c) (f)	$9.14	$11.44	$(2.30)
Operating costs per barrel:
Operating expenses	3.60	3.62	(0.02)
Depreciation and amortization expense	1.47	1.53	(0.06)
Total operating costs per barrel (d) (e)	5.07	5.15	(0.08)
Operating income per barrel	$4.07	$6.29	$(2.22)

U.S. Mid-Continent:
Operating income (c)	$1,406	$1,268	$138
Throughput volumes (thousand barrels per day)	418	401	17
Throughput margin per barrel (c) (f)	$18.02	$17.29	$0.73
Operating costs per barrel:
Operating expenses	4.25	4.14	0.11
Depreciation and amortization expense	1.50	1.56	(0.06)
Total operating costs per barrel	5.75	5.70	0.05
Operating income per barrel	$12.27	$11.59	$0.68

North Atlantic (b):
Operating income	$617	$104	$513
Throughput volumes (thousand barrels per day)	463	268	195
Throughput margin per barrel (f)	$8.95	$5.32	$3.63
Operating costs per barrel:
Operating expenses	3.32	2.92	0.40
Depreciation and amortization expense	0.76	0.98	(0.22)
Total operating costs per barrel	4.08	3.90	0.18
Operating income per barrel	$4.87	$1.42	$3.45

U.S. West Coast:
Operating income (c)	$108	$210	$(102)
Throughput volumes (thousand barrels per day)	263	253	10
Throughput margin per barrel (c) (f)	$8.94	$10.56	$(1.62)
Operating costs per barrel:
Operating expenses	5.16	5.21	(0.05)
Depreciation and amortization expense	2.28	2.31	(0.03)
Total operating costs per barrel	7.44	7.52	(0.08)
Operating income per barrel	$1.50	$3.04	$(1.54)

Operating income for regions above	$3,758	$4,018	$(260)
Loss on derivative contracts related to the forward sales of refined product (c)	—	(542)	542
Severance expense (d)	(41)	—	(41)
Asset impairment loss (e)	(944)	—	(944)
Total refining operating income	$2,773	$3,476	$(703)
_______________
See note references on page 54.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Nine Months Ended September 30,
	2012	2011	Change
Feedstocks:
Brent crude oil	$112.26	$111.54	$0.72
Brent less WTI crude oil	16.09	16.15	(0.06)
Brent less ANS crude oil	0.22	2.25	(2.03)
Brent less LLS crude oil	(0.95)	(0.18)	(0.77)
Brent less Mars crude oil	3.58	3.88	(0.30)
Brent less Maya crude oil	10.36	14.39	(4.03)
LLS crude oil	113.21	111.72	1.49
LLS less Mars crude oil	4.53	4.06	0.47
LLS less Maya crude oil	11.31	14.57	(3.26)
WTI crude oil	96.17	95.39	0.78

Natural gas (dollars per million British thermal units)	2.50	4.19	(1.69)

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	9.08	7.58	1.50
Ultra-low-sulfur diesel less Brent	16.16	13.27	2.89
Propylene less Brent	(21.56)	19.56	(41.12)
Conventional 87 gasoline less LLS	8.13	7.40	0.73
Ultra-low-sulfur diesel less LLS	15.21	13.09	2.12
Propylene less LLS	(22.51)	19.38	(41.89)
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	26.65	24.77	1.88
Ultra-low-sulfur diesel less WTI	32.51	30.74	1.77
North Atlantic:
Conventional 87 gasoline less Brent	12.20	7.28	4.92
Ultra-low-sulfur diesel less Brent	17.71	15.04	2.67
U.S. West Coast:
CARBOB 87 gasoline less ANS	17.35	13.36	3.99
CARB diesel less ANS	18.76	18.56	0.20
CARBOB 87 gasoline less WTI	33.22	27.26	5.96
CARB diesel less WTI	34.63	32.46	2.17
New York Harbor corn crush (dollars per gallon)	(0.12)	0.17	(0.29)
_______________
See note references on page 54.

Operating Highlights (continued)
(millions of dollars, except per gallon amounts)

	Nine Months Ended September 30,
	2012	2011	Change
Retail–U.S.:
Operating income (e)	$162	$165	$(3)
Company-operated fuel sites (average)	1,007	994	13
Fuel volumes (gallons per day per site)	5,114	5,053	61
Fuel margin per gallon	$0.147	$0.146	$0.001
Merchandise sales	$936	$930	$6
Merchandise margin (percentage of sales)	29.9%	28.6%	1.3%
Margin on miscellaneous sales	$67	$66	$1
Operating expenses	$325	$312	$13
Depreciation and amortization expense	$57	$56	$1
Asset impairment loss (e)	$12	$—	$12

Retail–Canada:
Operating income	$91	$133	$(42)
Fuel volumes (thousand gallons per day)	3,110	3,210	(100)
Fuel margin per gallon	$0.259	$0.303	$(0.044)
Merchandise sales	$194	$197	$(3)
Merchandise margin (percentage of sales)	29.4%	29.6%	(0.2)%
Margin on miscellaneous sales	$33	$33	$—
Operating expenses	$189	$196	$(7)
Depreciation and amortization expense	$31	$28	$3

Ethanol:
Operating income (loss)	$(59)	$215	$(274)
Production (thousand gallons per day)	3,069	3,317	(248)
Gross margin per gallon of production (f)	$0.26	$0.60	$(0.34)
Operating costs per gallon of production:
Operating expenses	0.29	0.33	(0.04)
Depreciation and amortization expense	0.04	0.03	0.01
Total operating costs per gallon of production	0.33	0.36	(0.03)
Operating income (loss) per gallon of production	$(0.07)	$0.24	$(0.31)
_______________
See note references on page 54.

The following notes relate to references on pages 49 through 53.

(a)
For the nine months ended September 30, 2012, the financial highlights and operating highlights for the refining segment and U.S. Gulf Coast region include the results of operations of our Meraux Refinery, including related logistics assets, from the date of its acquisition on October 1, 2011.

(b)
For the nine months ended September 30, 2012, the financial highlights and operating highlights for the refining segment and North Atlantic region include the results of operations of our Pembroke Refinery, including the related marketing and logistics business, from the date of its acquisition on August 1, 2011.

(c)
Cost of sales for the nine months ended September 30, 2011 includes a loss of $542 million ($352 million after taxes) on commodity derivative contracts related to the forward sales of refined product. These contracts were closed and realized during the first quarter of 2011. The loss is reflected in refining segment operating income for the nine months ended September 30, 2011, but throughput margin per barrel for the refining segment has been restated from the amount previously presented to exclude this $542 million loss ($0.85 per barrel). In addition, operating income and throughput margin per barrel for the U.S. Gulf Coast, U.S. Mid-Continent, and U.S. West Coast regions for the nine months ended September 30, 2011 have been restated from the amounts previously presented to exclude the portion of this loss that had been allocated to them of $372 million ($0.96 per barrel); $122 million ($1.11 per barrel), and $48 million ($0.69 per barrel), respectively.

(d)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. These terminal operations will require a considerably smaller workforce; therefore, the reorganization will result in the termination of the majority of our employees in Aruba. We informed the employees who will be terminated and reached agreement on termination benefits with them in September. As such, we recognized severance expense of $41 million in the third quarter of 2012. This expense is reflected in refining segment operating income for the nine months ended September 30, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region . No income tax benefits were recognized related to this severance expense.

(e)
As described in note (d), we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012. We had previously suspended refining operations in March 2012, and as a result of our recent decision, these operations will remain suspended indefinitely. We will, however, continue to maintain the refining assets to allow them to be restarted; therefore, we do not consider these assets to be abandoned. We evaluated the Aruba Refinery for potential impairment in connection with our decision and determined that the net book value (carrying amount) of the refining assets of $308 million was not recoverable through the future operations and disposition of the refinery. We determined that these refining assets had no value after considering estimated salvage costs, and we recognized an asset impairment loss of $308 million in the third quarter of 2012. In addition, we recognized an asset impairment loss of $25 million related to supplies inventories that supported the refining operations, resulting in an asset impairment loss totaling $333 million in the third quarter of 2012 related to the refinery. In the first quarter of 2012, we recognized an asset impairment loss of $595 million in connection with our decision to suspend refining operations at that time. Therefore, for the nine months ended September 30, 2012, we recognized an asset impairment loss of $928 million related to the refinery. These asset impairment losses are reflected in refining segment operating income for the nine months ended September 30, 2012, but they are excluded from operating costs per barrel for the refining segment and from operating income and operating costs per barrel for the U.S. Gulf Coast region. No income tax benefit was recognized related to this asset impairment loss. We also recognized asset impairment losses of $12 million ($8 million after taxes) related to certain retail stores in the third quarter of 2012 and $16 million ($10 million after taxes) related to equipment associated with a permanently cancelled capital project at one of our other refineries in the first quarter of 2012. The asset impairment loss related to one of our other refineries is included in refining segment operating income for the nine months ended September 30, 2012, but it is excluded from operating costs per barrel for the refining segment and from operating income and operating costs per barrel for the U.S. Gulf Coast region.

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

General
Operating revenues increased 15 percent (or $13.2 billion) for the first nine months of 2012 compared to the first nine months of 2011 primarily as a result of higher refined product prices and higher throughput volumes between the two periods related to our refining segment operations. The higher throughput volumes resulted primarily from the incremental throughput of 105,000 barrels per day from the Meraux Refinery, which was acquired on October 1, 2011, and incremental throughput of 182,000 barrels per day from the Pembroke Refinery, which was acquired on August 1, 2011. However, operating income decreased

$1.1 billion and income from continuing operations before income tax expense decreased $1.0 billion for the first nine months of 2012 compared to amounts reported for the first nine months of 2011 primarily due to a $703 million decrease in refining segment operating income, a $45 million decrease in retail segment operating income, and a $274 million decrease in ethanol segment operating income discussed below.

Refining
Refining segment operating income decreased 20 percent (or $703 million) from $3.5 billion for the first nine months of 2011 to $2.8 billion for the first nine months of 2012. This decrease was impacted by the $542 million loss on derivative contracts in the first quarter of 2011, the $41 million severance expense, and $928 million in asset impairment losses related to the Aruba Refinery in the first nine months of 2012, and a $16 million asset impairment loss related to a cancelled capital project in the first nine months of 2012. (See Notes 3 and 6 of Condensed Notes to Consolidated Financial Statements for further discussions of the asset impairment losses and the severance expense, respectively). Excluding these amounts, our refining segment operating income decreased $260 million from $4.0 billion in the first nine months of 2011 to $3.8 billion in the first nine months of 2012. This $260 million decrease was due primarily to a $294 million increase in operating expenses, partially offset by a $59 million increase in refining margin.

The increase of $294 million in operating expenses was primarily due to an increase of $120 million in operating expenses incurred by the Meraux Refinery and an increase of $218 million in operating expenses incurred by the Pembroke Refinery, partially offset by an $84 million decrease in operating expenses incurred by the Aruba Refinery. We acquired the Pembroke Refinery on August 1, 2011 and the Meraux Refinery on October 1, 2011; therefore, operating expenses for the first nine months of 2011 only reflected two months of operating expenses of the Pembroke Refinery and no operating expenses of the Meraux Refinery. In addition, in March 2012, we suspended the operations of the Aruba Refinery, which resulted in a significant decrease in operating expenses related to that refinery in 2012. The remaining increase in operating expenses of $40 million was primarily due to an increase of $26 million in maintenance expenses, an increase of $23 million in employee-related expenses, and an increase of $72 million in ad valorem taxes and insurance expense, offset by a decrease of $78 million in energy costs. Even though operating expenses increased period over period, operating expenses per barrel increased by only $0.01 per barrel in the first nine months of 2012 over the comparable 2011 period due to the incremental throughput of 264,000 barrels per day. As previously discussed, this increased throughput was due to the incremental throughput of our Pembroke and Meraux Refineries.

The $59 million improvement in refining margin resulted from higher gasoline and distillate margins throughout all our regions, which were largely offset by a decrease in sour crude oil discounts and lower margins for propylene.

Retail
Retail segment operating income was $253 million for the first nine months of 2012 compared to $298 million for the first nine months of 2011. This 15 percent (or $45 million) decrease was primarily due to a $45 million decrease in fuel margins from our Canadian retail operations. The decline in fuel volumes and fuel margin per gallon in our Canadian retail operations from the first nine months of 2011 to the first nine months of 2012 was primarily due to the impact of increases in the wholesale prices for gasoline and diesel, which resulted in reduced fuel margins. Retail segment operating income was also negatively impacted in the first nine months of 2012 by a $12 million asset impairment loss related to certain convenience stores. However, this loss was largely offset by an increase in U.S. fuel margins due to higher fuel volumes, and an increase in U.S. merchandise margins.

Ethanol
Ethanol segment operating loss was $59 million for the first nine months of 2012 compared to operating income of $215 million for the first nine months of 2011. The $274 million decrease in operating income was primarily due to a $324 million decrease in gross margin, partially offset by a $54 million decrease in operating expenses.

The decrease in gross margin was due to a 57 percent decrease in the gross margin per gallon of ethanol production (a $0.34 per gallon decrease between the comparable periods) primarily due to lower ethanol prices in the first nine months of 2012 versus the first nine months of 2011. Ethanol prices in the first nine months of 2012 were pressured by a surplus of ethanol supply due to reduced demand for ethanol associated with the decline in gasoline demand in the U.S. and increased imports of ethanol from Brazil. In addition, ethanol production decreased 248,000 gallons per day between the comparable periods, resulting from lower utilization rates during the first nine months of 2012. The reduction in operating expenses was due primarily to a $51 million decrease in energy costs due to decreased consumption combined with lower natural gas prices versus the comparable period of 2011 and a $4 million decrease in chemical expenses between the periods.

Corporate Expenses and Other
General and administrative expenses increased $67 million from the first nine months of 2011 to the first nine months of 2012 primarily due to $58 million in administrative costs related to our European operations, which we acquired on August 1, 2011.

“Interest and debt expense, net of capitalized interest” for the first nine months of 2012 decreased $69 million from the first nine months of 2011. This decrease was primarily due to an increase of $62 million in capitalized interest due to a corresponding increase in capital expenditures between the nine-month periods.

Income tax expense decreased $67 million from the first nine months of 2011 to the first nine months of 2012 mainly as a result of lower income from continuing operations before income tax expense. The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the nine months ended September 30, 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $928 million and the severance expense of $41 million related to the Aruba Refinery as we do not expect to realize a tax benefit from these losses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2012 and 2011
Net cash provided by operating activities for the first nine months of 2012 was $5.1 billion compared to $4.3 billion for the first nine months of 2011. The increase in cash generated from operating activities was primarily due to a $511 million favorable effect from changes in working capital between the periods. The changes in cash provided by or used in working capital during the first nine months of 2012 and 2011 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the first nine months of 2012 combined with $300 million of proceeds from the remarketing of the 4.0% Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds), $1.1 billion in borrowings under our revolving credit facility, and $1.5 billion of proceeds from the sale of receivables under our accounts receivable sales facility were used mainly to:

•	fund $2.5 billion of capital expenditures and deferred turnaround and catalyst costs;

•	redeem our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bond for $108 million;

•	make scheduled long-term note repayments of $754 million;

•	repay borrowings under our revolving credit facility of $1.1 billion;

•	make repayments under our accounts receivable sales facility of $1.7 billion;

•	purchase common stock for treasury of $148 million;

•	pay common stock dividends of $263 million; and

•	increase available cash on hand by $1.5 billion.
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

During the nine months ended September 30, 2012, we expended $2.1 billion for capital expenditures and $339 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2012 included $116 million of costs related to environmental projects.

For 2012, we expect to incur approximately $3.0 billion for capital investments (approximately $150 million of which is for environmental projects) and $495 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of September 30, 2012, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.

During the nine months ended September 30, 2012, we had no material changes outside the ordinary course of our business with respect to our debt, capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

During the nine months ended September 30, 2012, the following debt activity occurred:

•
in March 2012, we exercised the call provisions on our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds, which were redeemed on May 3, 2012 for $108 million, or 100 percent of their outstanding stated values;

•	in April 2012, we made scheduled debt repayments of $4 million related to our Series 1997A 5.45% industrial revenue bonds and $750 million related to our 6.875% notes; and

•	in June 2012, we received proceeds of $300 million from the remarketing of the 4.0% GO Zone Bonds, which are due December 1, 2040, but are subject to mandatory tender on June 1, 2022.

We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis. In July 2012, we amended our agreement to increase the facility from $1.0 billion to $1.5 billion and extended the maturity date to July 2013. During the nine months ended September 30, 2012, we sold $1.5 billion of interests in eligible receivables to the third-party entities and financial institutions under this facility, and we repaid $1.7 billion under this facility. As of September 30, 2012, the amount of interests in eligible receivables sold was $100 million.

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

Other Commercial Commitments
As of September 30, 2012, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2013		$337
Revolving credit facility		$3,000	December 2016		$64
Canadian revolving credit facility	C$	115	December 2012	C$	10

As of September 30, 2012, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of September 30, 2012 expire during 2012 and 2013.

Other Matters Impacting Liquidity and Capital Resources
Pension Plan Funded Status
We have minimum required contributions of $2 million during 2012 to our pension plans that have minimum funding requirements; however, during the nine months ended September 30, 2012, we contributed $132 million to our pension plans.

Stock Purchase Programs
As of September 30, 2012, we have approvals under common stock purchase programs to purchase approximately $3.5 billion of our common stock.

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

Tax Matters
We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

As of September 30, 2012, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009. We have received Revenue Agent Reports on our tax years for 2002 through 2007 and we are vigorously contesting certain tax positions and assertions from the IRS. Although we believe our tax liabilities are fairly stated and properly reflected in our financial statements, should the IRS eventually prevail, it could result in a material amount of our deferred tax liabilities being reclassified to current liabilities which could have a material adverse effect on our liquidity.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of September 30, 2012, $1.4 billion of our cash and temporary cash investments was held by our international subsidiaries.

Financial Regulatory Reform
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act). Key provisions of the Wall Street Reform Act create new statutory requirements that require most derivative instruments to be traded on exchanges and routed through clearinghouses, as well as impose new recordkeeping and reporting responsibilities on market participants. While certain final rules implementing the Wall Street Reform Act have started to become effective in the fourth quarter of 2012, others will not become effective until early 2013; therefore, the ultimate impact to our operations is yet unknown. However, the implementation could result in higher clearing costs and more reporting requirements with respect to our derivative activities.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
September 30, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(183)	$10
10% decrease in underlying commodity prices	183	(9)

December 31, 2011:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(156)	1
10% decrease in underlying commodity prices	156	2

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of September 30, 2012.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risks related to the volatility in the price of financial instruments associated with various governmental and regulatory compliance programs that we must purchase in the open market to comply with these programs. To reduce the impact of this risk on our results of operations and cash flows, we may enter into derivative instruments, such as futures. As of September 30, 2012, there was no significant gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the futures contracts. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs and notional volumes associated with these derivative contracts as of September 30, 2012.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of September 30, 2012 or December 31, 2011.

	September 30, 2012
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$480	$200	$475	$—	$5,774	$6,929	$8,476
Average interest rate	—%	5.5%	4.8%	5.2%	—%	7.1%	6.8%
Floating rate	$—	$100	$—	$—	$—	$—	$100	$100
Average interest rate	—%	0.9%	—%	—%	—%	—%	0.9%

	December 31, 2011
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
Debt:
Fixed rate	$754	$484	$200	$475	$—	$5,578	$7,491	$9,048
Average interest rate	6.9%	5.5%	4.8%	5.2%	—%	7.3%	6.9%
Floating rate	$250	$—	$—	$—	$—	$—	$250	$250
Average interest rate	0.6%	—%	—%	—%	—%	—%	0.6%
FOREIGN CURRENCY RISK
As of September 30, 2012, we had commitments to purchase $579 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before October 24, 2012, resulting in a loss of less than $1 million in the fourth quarter of 2012.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2011, or our quarterly reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.
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

EPA (mobile source enforcement). In our annual report on Form 10-K for the year ended December 31, 2011, we disclosed that the EPA was seeking penalties in connection with eight alleged violations of U.S. federal fuels regulations (most of which were self-reported) purportedly occurring from March 2004 to 2006 at various refineries and terminals. In the third quarter of 2012, we entered into an administrative settlement agreement with the EPA and paid a revised penalty amount to resolve this matter.

EPA (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2011, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, we reported potential stipulated penalties payable to the EPA and the Texas Commission on Environmental Quality (TCEQ) relating to certain flaring events at our Port Arthur Refinery. In the third quarter of 2012, we received a total stipulated penalty demand of $5,197,500 for the flaring events. We have paid the demanded amount into escrow pending final resolution with the EPA.

EPA (Three Rivers Refinery). In our annual report on Form 10-K for the year ended December 31, 2011, and in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, we reported potential stipulated penalties payable to the EPA and the TCEQ relating to a flaring event at our Three Rivers Refinery. We paid the demanded amount in the third quarter of 2012, thus resolving this matter.

EPA (Linden ethanol plant). In the third quarter of 2012, the EPA issued a notice of violation (NOV) to our Linden, Indiana ethanol plant. The EPA seeks penalties of $208,000, alleging excess air emissions and failure to maintain properly the plant’s thermal oxider. We are evaluating our response to the NOV.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2012, we reported that the SCAQMD had issued 27 NOVs to our Wilmington Refinery and asphalt plant for alleged excess emission events, reporting issues, and administrative errors in 2010 and 2011. In the third quarter of 2012, we entered into settlement agreements and paid the negotiated settlement amounts to resolve these NOVs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2012	2,219	$25.17	2,219	—	$3.46 billion
August 2012	26,907	$28.23	26,907	—	$3.46 billion
September 2012	9,504	$32.15	9,504	—	$3.46 billion
Total	38,630	$29.02	38,630	—	$3.46 billion

(a)
The shares reported in this column represent purchases settled during the three months ended September 30, 2012 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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
Date: November 6, 2012