Form 10-Q
period 2013-03-31
VALERO ENERGY CORP/TX
filed 2013-05-08
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2013 was 545,365,570.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,857	$1,723
Receivables, net	7,658	8,167
Inventories	6,937	5,973
Income taxes receivable	90	169
Deferred income taxes	280	274
Prepaid expenses and other	384	154
Total current assets	17,206	16,460
Property, plant and equipment, at cost	34,470	34,132
Accumulated depreciation	(8,072)	(7,832)
Property, plant and equipment, net	26,398	26,300
Intangible assets, net	203	213
Deferred charges and other assets, net	1,694	1,504
Total assets	$45,501	$44,477
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$406	$586
Accounts payable	9,821	9,348
Accrued expenses	761	590
Taxes other than income taxes	1,314	1,026
Income taxes payable	15	1
Deferred income taxes	388	378
Total current liabilities	12,705	11,929
Debt and capital lease obligations, less current portion	6,463	6,463
Deferred income taxes	6,131	5,860
Other long-term liabilities	1,784	2,130
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,245	7,322
Treasury stock, at cost; 125,469,048 and 121,406,520 common shares	(6,605)	(6,437)
Retained earnings	17,575	17,032
Accumulated other comprehensive income	121	108
Total Valero Energy Corporation stockholders’ equity	18,343	18,032
Noncontrolling interests	75	63
Total equity	18,418	18,095
Total liabilities and equity	$45,501	$44,477
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues (a)	$33,474	$35,167
Costs and expenses:
Cost of sales	30,685	33,035
Operating expenses:
Refining	876	964
Retail	169	166
Ethanol	77	87
General and administrative expenses	176	164
Depreciation and amortization expense	430	384
Asset impairment losses	—	611
Total costs and expenses	32,413	35,411
Operating income (loss)	1,061	(244)
Other income, net	14	6
Interest and debt expense, net of capitalized interest	(83)	(99)
Income (loss) before income tax expense	992	(337)
Income tax expense	340	95
Net income (loss)	652	(432)
Less: Net loss attributable to noncontrolling interests	(2)	—
Net income (loss) attributable to Valero Energy Corporation stockholders	$654	$(432)

Earnings per common share	$1.18	$(0.78)
Weighted-average common shares outstanding (in millions)	550	551

Earnings per common share – assuming dilution	$1.18	$(0.78)
Weighted-average common shares outstanding – assuming dilution (in millions)	556	551

Dividends per common share	$0.20	$0.15
____________________________________
Supplemental information:
(a) Includes excise taxes on sales by our U.S. retail system	$236	$234
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$652	$(432)

Other comprehensive income (loss):
Foreign currency translation adjustment	(204)	123

Pension and other postretirement benefits:
Gain arising during the period related to remeasurement due to plan amendments	328	—
(Gain) loss reclassified into income related to:
Net actuarial loss	14	8
Prior service credit	(6)	(4)
Net gain on pension and other postretirement benefits	336	4

Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the period	1	47
Net gain reclassified into income	(3)	(48)
Net loss on cash flow hedges	(2)	(1)

Other comprehensive income, before income tax expense	130	126
Income tax expense related to items of other comprehensive income	117	1
Other comprehensive income	13	125

Comprehensive income (loss)	665	(307)
Less: Comprehensive loss attributable to noncontrolling interests	(2)	—
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$667	$(307)
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$652	$(432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	430	384
Asset impairment losses	—	611
Noncash interest expense and other income, net	1	7
Stock-based compensation expense	12	10
Deferred income tax expense	173	61
Changes in current assets and current liabilities	255	903
Changes in deferred charges and credits and other operating activities, net	26	—
Net cash provided by operating activities	1,549	1,544
Cash flows from investing activities:
Capital expenditures	(577)	(726)
Deferred turnaround and catalyst costs	(287)	(158)
Proceeds from the sale of the Paulsboro Refinery	—	160
Other investing activities, net	4	10
Net cash used in investing activities	(860)	(714)
Cash flows from financing activities:
Non-bank debt:
Repayments	(180)	—
Accounts receivable sales program:
Repayments	—	(150)
Purchase of common stock for treasury	(304)	(106)
Proceeds from the exercise of stock options	38	9
Common stock dividends	(111)	(83)
Contributions from noncontrolling interest	13	11
Other financing activities, net	22	—
Net cash used in financing activities	(522)	(319)
Effect of foreign exchange rate changes on cash	(33)	24
Net increase in cash and temporary cash investments	134	535
Cash and temporary cash investments at beginning of period	1,723	1,024
Cash and temporary cash investments at end of period	$1,857	$1,559

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.
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

Comprehensive Income
In February 2013, the provisions of Accounting Standards Codification (ASC) ASC Topic 220, “Comprehensive Income,” were amended to require an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. For amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period, the guidance requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. These provisions are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance effective January 1, 2013 did not affect our financial position or results of operations, but did result in additional disclosures, which are included in Note 7.

Balance Sheet Offsetting Arrangements
In December 2011, the provisions of ASC Topic 210, “Balance Sheet,” were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. In January 2013, the provisions of ASC Topic 210 were further amended to clarify that the scope of the previous amendment only applies to

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative instruments, including bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either eligible for offset in the balance sheet or are subject to an agreement similar to a master netting agreement. The guidance requires entities to disclose both gross information and net information about assets and liabilities within the scope of the amendment. These provisions are effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance effective January 1, 2013 did not affect our financial position or results of operations, but did result in additional disclosures, which are included in Note 12.

Other
The statement of cash flows for the three months ended March 31, 2012, which was included in our Form 10-Q for the quarterly period ended March 31, 2012, reflected an incorrect classification of $160 million in proceeds on a note receivable related to the sale of our Paulsboro Refinery in December 2010. We previously reflected such proceeds as a component of cash flows from operating activities rather than as a component of cash flows from investing activities. The statement of cash flows for the three months ended March 31, 2012 included in this Form 10-Q for the quarterly period ended March 31, 2013 has been corrected to properly reflect the classification of those proceeds.

2.	SEPARATION OF RETAIL BUSINESS

On May 1, 2013, we completed the separation of our retail business, creating an independent public company named CST Brands, Inc. (CST). In accordance with a separation and distribution agreement, the separation occurred by way of a pro rata distribution of 80 percent of the outstanding shares of CST common stock to our stockholders on May 1, 2013. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed, but instead were aggregated and sold in the open market at prevailing rates with net cash proceeds then distributed pro rata to each Valero stockholder who was entitled to receive fractional shares.

In connection with the separation, we received an aggregate of $1.05 billion in cash, consisting of $550 million from the issuance of short-term debt to a third-party financial institution on April 16, 2013 and $500 million distributed to us by CST on May 1, 2013. The cash distributed to us by CST was borrowed by CST on May 1, 2013 under its senior secured credit facility. See Note 5 for further discussion of that credit facility. Also on May 1, 2013, CST issued $550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt. Immediately prior to May 1, 2013, subsidiaries of CST held $315 million of cash, and CST retained that cash following the distribution on May 1, 2013. Approximately $265 million of the cash retained by CST resulted from a change in the payment terms from “due upon receipt” to “net 10” days on motor fuel purchased from us, and this change in payment terms was effective prior to May 1, 2013. The new payment terms are consistent with those offered by us to our other creditworthy retail distributors. Also in connection with the separation, we incurred a tax liability of approximately $220 million primarily related to the manner in which the transaction is treated for tax purposes in Canada, and most of these taxes will not be paid until the first half of 2014. Therefore the net cash we will receive as a result of the separation will be approximately $500 million. We expect to liquidate the remaining 20 percent of the outstanding shares of CST common stock that we own within 18 months.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In order to effect the separation and provide a framework for our relationship with CST after the separation, we entered into various agreements with CST, including fuel supply agreements in the U.S. and Canada. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST will not be reported by us as discontinued operations in our consolidated statements of income.

3.	IMPAIRMENTS

Aruba Refinery
In March 2012, we suspended the operations of the Aruba Refinery because of its inability to generate positive cash flows on a sustained basis subsequent to its restart in January 2011 and the sensitivity of its profitability to sour crude oil differentials, which had narrowed significantly in the fourth quarter of 2011. Shortly thereafter, we received a non-binding offer to purchase the refinery for $350 million, plus working capital as of the closing date. Because of our decision to suspend the operations and the possibility of selling the refinery, we evaluated the refinery for potential impairment as of March 31, 2012 and concluded that it was impaired. We recognized an asset impairment loss of $595 million in March 2012. We did not, however, classify the Aruba Refinery as “held for sale” in our balance sheet because all of the accounting criteria required for that classification had not been met.

In September 2012, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in response to the withdrawal of the non-binding offer to purchase the refinery. We bifurcated the idled crude oil processing units and related infrastructure (refining assets) from the terminal assets and evaluated the refining assets for potential impairment as of September 30, 2012. We concluded that the refining assets were impaired and recognized an asset impairment loss of $308 million in September 2012. We also recognized an asset impairment loss of $25 million related to materials and supplies inventories that supported the refining operations, resulting in a total asset impairment loss of $333 million that was recognized in September 2012 related to the Aruba Refinery. The terminal assets were not impaired.

We have continued to maintain the refining assets to allow them to be restarted and do not consider them to be abandoned. Therefore, we have not reflected the Aruba Refinery as a discontinued operation in our financial statements. It is possible, however, that we may abandon these assets in the future. Should we ultimately decide to abandon these assets, we may be required under our land lease agreement with the Government of Aruba to dismantle and remove the abandoned assets, which would require us to recognize an asset retirement obligation, that would be immediately charged to expense. We do not expect these amounts to be material to our financial position or results of operations.

The variation in the customary relationship between income tax expense and income before income tax expense for the three months ended March 31, 2012 was primarily due to not recognizing a tax benefit associated with the asset impairment loss of $595 million related to the Aruba Refinery as we do not expect to realize this tax benefit.

Cancelled Capital Project
In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries, resulting in an asset impairment loss of $16 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Refinery feedstocks	$2,580	$2,458
Refined products and blendstocks	3,832	2,995
Ethanol feedstocks and products	190	191
Convenience store merchandise	111	112
Materials and supplies	224	217
Inventories	$6,937	$5,973

As of March 31, 2013 and December 31, 2012, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $7.5 billion and $6.7 billion, respectively.

5.	DEBT

Bank Debt and Credit Facilities
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of December 2016. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of March 31, 2013 and December 31, 2012, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 21 percent and 23 percent, respectively. We believe that we will remain in compliance with this covenant. In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to C$50 million.

During the three months ended March 31, 2013 and 2012, we had no borrowings or repayments under our Revolver or the Canadian revolving credit facility. As of March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

On March 20, 2013, in anticipation of the separation of our retail business as described in Note 2, CST entered into a credit agreement providing for $800 million of senior secured credit facilities (consisting of a $500 million term loan and a revolving credit facility with a borrowing capacity of up to $300 million). Borrowings under the term loan and revolving credit facility will bear interest at a base rate or the London Interbank Offered Rate, as prescribed in the agreement. The credit agreement matures on May 1, 2018 and has certain restrictive covenants. As of March 31, 2013, no amounts were outstanding under these credit facilities. This credit facility was retained by CST after the separation from us.

On April 16, 2013, also in anticipation of the separation of our retail business, we borrowed $550 million under a short-term debt agreement with a third-party financial institution. On May 1, 2013, CST issued $550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	March 31, 2013		December 31, 2012
Letter of credit facilities		$550	June 2013		$550		$418
Revolver		$3,000	December 2016		$59		$59
Canadian revolving credit facility	C$	50	November 2013	C$	10	C$	10

As of March 31, 2013 and December 31, 2012, we had $441 million and $275 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Non-Bank Debt
In January 2013, we made a scheduled debt repayment of $180 million related to our 6.7% senior notes. In March 2012, we exercised the call provisions on our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds, which were redeemed on May 3, 2012 for $108 million, or 100 percent of their outstanding stated values.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.5 billion of eligible trade receivables on a revolving basis. This facility matures in July 2013. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Balance as of beginning of period	$100	$250
Repayments	—	(150)
Balance as of end of period	$100	$100

Capitalized Interest
Capitalized interest was $40 million and $52 million for the three months ended March 31, 2013 and 2012, respectively.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	COMMITMENTS AND CONTINGENCIES

Environmental Matter
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

One-Time Severance Benefits
As described in Note 3, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012 resulting in a decrease in required personnel for our operations in Aruba. We notified 495 employees in September 2012 of the termination of their employment effective November 15, 2012. Benefits to each terminated employee consisted primarily of a cash payment based on a formula that considers the employee’s current compensation and years of service, among other factors. We recognized a severance liability of $41 million in September 2012, which approximated fair value. We paid $31 million of these benefits in the fourth quarter of 2012 and we paid the remaining termination benefits of $10 million during the three months ended March 31, 2013.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EQUITY

The following is a reconciliation of the beginning and ending balances (in millions) of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity for the three months ended March 31, 2013 and 2012:

	2013			2012
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance as of beginning of period	$18,032	$63	$18,095	$16,423	$22	$16,445
Net income (loss)	654	(2)	652	(432)	—	(432)
Dividends	(111)	—	(111)	(83)	—	(83)
Stock-based compensation expense	11	—	11	10	—	10
Tax deduction in excess of stock-based compensation expense	24	—	24	2	—	2
Transactions in connection with stock-based compensation plans
Stock issuances	38	—	38	9	—	9
Stock repurchases	(24)	—	(24)	(95)	—	(95)
Stock repurchases under buyback program	(294)	—	(294)	—	—	—
Contributions from noncontrolling interests	—	14	14	—	11	11
Other comprehensive income	13	—	13	125	—	125
Balance as of end of period	$18,343	$75	$18,418	$15,959	$33	$15,992

The noncontrolling interests relate to third-party ownership interests in two joint venture companies, whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions) for the three months ended March 31, 2013 and 2012:

	2013		2012
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(121)	673	(117)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	3	—	1
Stock purchases	—	—	—	(5)
Stock repurchases under buyback program	—	(7)	—	—
Balance as of end of period	673	(125)	673	(121)

Common Stock Dividends
On May 1, 2013, our board of directors declared a quarterly cash dividend of $0.20 per common share payable on June 19, 2013 to holders of record at the close of business on May 22, 2013.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows for the three months ended March 31, 2013 (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$665	$(558)	$1	$108
Other comprehensive income (loss) before reclassifications	(204)	213	1	10
Amounts reclassified from accumulated other comprehensive income	—	5	(2)	3
Net other comprehensive income (loss)	(204)	218	(1)	13
Balance as of March 31, 2013	$461	$(340)	$—	$121

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications into income out of accumulated other comprehensive income were as follows for the three months ended March 31, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(14)	(a)
Prior service credit	6	(a)
	(8)	Total before tax
	3	Tax benefit
	$(5)	Net of tax

Gains on cash flow hedges:
Commodity contracts	$3	Cost of sales
	3	Total before tax
	(1)	Tax expense
	$2	Net of tax

Total reclassifications for the period	$(3)	Net of tax
_________________________
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost, as further discussed in Note 8. Net periodic benefit cost is reflected in operating expenses and general and administrative expenses.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) :

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Three months ended March 31:
Service cost	$36	$35	$3	$3
Interest cost	22	23	4	5
Expected return on plan assets	(32)	(31)	—	—
Amortization of:
Prior service cost (credit)	(3)	1	(3)	(5)
Net actuarial loss	14	8	—	—
Net periodic benefit cost	$37	$36	$4	$3

On February 15, 2013, we announced changes to certain of our U.S. qualified pension plans that cover the majority of our U.S. employees who work in our refining segment and corporate operations. Benefits under our primary pension plan will change from a final average pay formula to a cash balance formula with staged effective dates that commence either on July 1, 2013 or January 1, 2015 depending on the age and service of the affected employees. All final average pay benefits will be frozen as of December 31, 2014, with all future benefits to be earned under the new cash balance formula. These plan amendments resulted in a $328 million decrease to pension liabilities and a related increase to other comprehensive income during the three months ended March 31, 2013. The benefit of this remeasurement will be amortized into income through 2025.

As a result of these plan amendments, management has decided to reduce its discretionary contributions to our pension plans by $100 million, resulting in expected contributions to our pension plans of $45 million for 2013. During the three months ended March 31, 2013 and 2012, we contributed $8 million and $10 million, respectively, to our pension plans and $4 million and $4 million, respectively, to our other postretirement benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share:
Net income (loss) attributable to Valero stockholders		$654		$(432)
Less dividends paid:
Common stock		110		83
Nonvested restricted stock		1		—
Undistributed earnings (loss)		$543		$(515)
Weighted-average common shares outstanding	3	550	3	551
Earnings per common share:
Distributed earnings	$0.20	$0.20	$0.15	$0.15
Undistributed earnings (loss)	0.98	0.98	—	(0.93)
Total earnings per common share	$1.18	$1.18	$0.15	$(0.78)

Earnings per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders		$654		$(432)
Weighted-average common shares outstanding		550		551
Common equivalent shares:
Stock options		4		—
Performance awards and nonvested restricted stock		2		—
Weighted-average common shares outstanding – assuming dilution		556		551
Earnings per common share – assuming dilution		$1.18		$(0.78)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects potentially dilutive securities (in millions) that were excluded from the calculation of “earnings per common share – assuming dilution” as the effect of including such securities would have been antidilutive.

	Three Months Ended March 31,
	2013	2012
Common equivalent shares (a)	—	6
Stock options (b)	3	6

_______________________

(a)	Common equivalent shares (primarily stock options) were excluded from weighted-average common shares outstanding – assuming dilution due to the net loss for the three months ended March 31, 2012.

(b)
Stock options were excluded from weighted-average common shares outstanding – assuming dilution because the exercise price of the stock option was greater than the average market price of our common shares during each reporting period.

10.	SEGMENT INFORMATION

The following table reflects activity related to our reportable segments (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended March 31, 2013:
Operating revenues from external customers	$29,553	$2,917	$1,004	$—	$33,474
Intersegment revenues	2,205	—	55	—	2,260
Operating income (loss)	1,212	42	14	(207)	1,061

Three months ended March 31, 2012:
Operating revenues from external customers	31,150	2,935	1,082	—	35,167
Intersegment revenues	2,255	—	14	—	2,269
Operating income (loss)	(119)	40	9	(174)	(244)

Total assets by reportable segment were as follows (in millions):

	March 31, 2013	December 31, 2012
Refining	$40,185	$39,490
Retail	2,125	2,043
Ethanol	924	929
Corporate	2,267	2,015
Total assets	$45,501	$44,477

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Decrease (increase) in current assets:
Receivables, net	$409	$1,159
Inventories	(1,074)	(471)
Income taxes receivable	79	(14)
Prepaid expenses and other	(233)	6
Increase (decrease) in current liabilities:
Accounts payable	561	410
Accrued expenses	181	(100)
Taxes other than income taxes	318	9
Income taxes payable	14	(96)
Changes in current assets and current liabilities	$255	$903

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

There were no significant noncash investing or financing activities for the three months ended March 31, 2013 and 2012.

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Interest paid in excess of amount capitalized	$56	$45
Income taxes paid, net	48	142

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our financial instruments recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2013 and December 31, 2012.

We have elected to offset the fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty, including any related cash collateral assets or obligations as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

	March 31, 2013
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter- party Netting	Effect of Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,036	$30	$—	$1,066	$(989)	$—	$77	$—
Physical purchase contracts	—	8	—	8	N/A	N/A	8	N/A
RINs fixed-price contracts	—	(12)	—	(12)	N/A	N/A	(12)	N/A
Investments of certain benefit plans	91	—	11	102	N/A	N/A	102	N/A
Total	$1,127	$26	$11	$1,164	$(989)	$—	$175

Liabilities:
Commodity derivative contracts	$983	$30	$—	$1,013	$(989)	$(17)	$7	$(82)
Foreign currency contracts	3	—	—	3	N/A	N/A	3	N/A
Total	$986	$30	$—	$1,016	$(989)	$(17)	$10

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter- party Netting	Effect of Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,143	$60	$—	$1,203	$(1,189)	$—	$14	$—
Physical purchase contracts	—	11	—	11	N/A	N/A	11	N/A
Investments of certain benefit plans	87	—	11	98	N/A	N/A	98	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Total	$1,231	$71	$11	$1,313	$(1,189)	$—	$124

Liabilities:
Commodity derivative contracts	$1,138	$70	$—	$1,208	$(1,189)	$(13)	$6	$(114)
Biofuels blending obligation	—	10	—	10	N/A	N/A	10	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Total	$1,139	$80	$—	$1,219	$(1,189)	$(13)	$17

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

•
Physical purchase contracts to purchase inventories represent the fair value of firm commitments to purchase crude oil feedstocks and the fair value of fixed-price corn purchase contracts, and as disclosed in Note 13, some of these contracts are designated as hedging instruments. The fair values of these firm commitments and purchase contracts are measured using a market approach based on quoted prices from the commodity exchange or an independent pricing service and are categorized in Level 2 of the fair value hierarchy.

•
RINs fixed-price contracts represent the fair value of fixed-price purchase and sale contracts of RINs. (RINs are defined and described in Note 13 under “Compliance Program Price Risk.”) The fair values of these contracts are measured using a market approach based on quoted prices from an independent pricing service and are categorized in Level 2 of the fair value hierarchy.

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

•
Our biofuels blending obligation represents a liability for the purchase of RINs and RTFCs, as defined and described in Note 13 under “Compliance Program Price Risk,” to satisfy our obligation to blend biofuels into the products we produce. Our obligation is based on our deficiency in RINs and RTFCs and the price of these instruments as of the balance sheet date. Our obligation is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

During the three months ended March 31, 2013 and 2012, there were no transfers between assets classified as Level 1 and Level 2.
The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs (Level 3).

	2013	2012
	Investments of Certain Benefit Plans	Investments of Certain Benefit Plans
Three months ended March 31:
Balance as of beginning of period	$11	$11
Purchases	—	—
Total gains (losses) included in refining operating expenses	—	—
Transfers in and/or out of Level 3	—	—
Balance as of end of period	$11	$11
The amount of total gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	$—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2013.

The table below presents the fair value (in millions) of our nonfinancial assets measured on a nonrecurring basis during the three months ended March 31, 2012 and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2012.

	Fair Value Measurements Using				Total Loss Recognized During the Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value as of March 31, 2012
Assets:
Long-lived assets of the Aruba Refinery	$—	$—	$350	$350	$595
Cancelled capital project	—	—	2	2	16

There were no liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

Aruba Refinery
As discussed in Note 3, we concluded that the Aruba Refinery was impaired as of March 31, 2012. As a result, we were required to determine the fair value of the Aruba Refinery and to write down its carrying value to that amount. We determined that the best measure of the refinery’s fair value at that time was the $350 million offer received and accepted. The fair value of the Aruba Refinery was measured using the market approach and was categorized in Level 3 within the fair value hierarchy. The carrying value of the Aruba Refinery’s long-lived assets as of March 31, 2012 was $945 million; therefore, we recognized an asset impairment loss of $595 million in March 2012.

Cancelled Capital Project
In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries and recognized an asset impairment loss of $16 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$1,857	$1,857	$1,723	$1,723
Financial liabilities:
Debt (excluding capital leases)	6,821	8,414	7,000	8,621

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
As of March 31, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	369
Futures – short	3,256
Physical contracts - long	2,887
Cash Flow Hedges
Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable.

As of March 31, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	1,829
Futures – short	347
Physical contracts – short	1,482

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
As of March 31, 2013, we had the following outstanding commodity derivative instruments that were used as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014
Crude oil and refined products:
Swaps – long	2,267	—
Swaps – short	1,550	—
Futures – long	50,113	17
Futures – short	69,216	—
Options – long	2	—
Natural gas:
Options – long	12,250	—
Options – short	3,000	—
Corn:
Futures – long	19,320	5
Futures – short	39,620	420
Physical contracts – long	17,358	447

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Derivatives
Our objective in entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of March 31, 2013, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units, corn contracts that are presented in thousands of bushels, and RINs contracts that are presented in thousands of gallons).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014
Crude oil and refined products:
Swaps – long	43,972	16,915
Swaps – short	43,972	16,915
Futures – long	106,227	22,518
Futures – short	105,432	22,793
Options – long	18,660	—
Options – short	17,310	—
Natural gas:
Futures – long	3,500	—
Futures – short	1,500	—
Options – long	1,250	—
Options – short	250	—
Corn:
Swaps – long	1,125	—
Swaps – short	500	—
Futures – long	2,555	—
Futures – short	2,555	—
RINs:
Fixed-price contracts – long	15,600	—
Fixed-price contracts – short	33,038	—

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligation to Blend Biofuels
We are obligated to blend biofuels into the products we produce in most of the countries in which we operate, and these countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate in the U.S. and the United Kingdom (U.K.), we must purchase Renewable Identification Numbers (RINs) in the U.S. and Renewable Transport Fuel Certificates (RTFCs) in the U.K., and as such, we are exposed to the volatility in the market price of these financial instruments. We have not entered into derivative instruments to manage this risk, but we purchase RINs and RTFCs when the price of these instruments is deemed favorable. During the three months ended March 31, 2013, we purchased a portion of our expected obligation for 2013 due to rising RINs prices. The cost of meeting our obligations under this compliance program was $130 million and $67 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are reflected in cost of sales.

Maintaining Minimum Inventory Quantities
In the U.K., we are required to maintain a minimum quantity of crude oil and refined products as a reserve against shortages or interruptions in the supply of these products. To the degree we decide not to physically hold the minimum quantity of crude oil and refined products, we must purchase Compulsory Stock Obligation (CSO) tickets from other suppliers of refined products in the U.K. or other European Union (EU) member countries, and we make economic decisions as to the cost of maintaining certain quantities of crude oil and refined products versus the cost of purchasing CSO tickets. We have not entered into derivative instruments to manage the price volatility of CSO tickets. For the three months ended March 31, 2013, costs incurred to meet our obligations under this compliance program were immaterial. For the three months ended March 31, 2012, the cost of purchasing CSO tickets to help meet our obligations under this compliance program was $2 million, which was reflected in cost of sales.

Emission Allowances
Our Pembroke Refinery is subject to a maximum amount of carbon dioxide that it can emit each year under the EU Emissions Trading Scheme. Under this cap-and-trade program, we purchase emission allowances on the open market for the difference between the amount of carbon dioxide emitted and the maximum amount allowed under the program. Therefore, we are exposed to the volatility in the market price of these allowances. For the three months ended March 31, 2013, no costs were incurred to meet our obligation under this compliance program. For the three months ended March 31, 2012, the cost of meeting our obligation under this compliance program was $1 million, which was reflected in refining operating expenses.

We enter into derivative instruments (futures) to reduce the impact of this risk on our results of operations and cash flows. Our positions in these derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors. As of March 31, 2013 and December 31, 2012, we had no futures contracts outstanding related to this compliance program. For the three months ended March 31, 2012, the loss recognized in income on these derivative instruments designated as economic hedges was immaterial and therefore not separately presented in the table below under “Effect of Derivative Instruments on Income and Other Comprehensive Income.”

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of March 31, 2013 or December 31, 2012, or during the three months ended March 31, 2013 and 2012.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of March 31, 2013, we had commitments to purchase $576 million of U.S. dollars. These commitments matured on or before April 30, 2013, resulting in an immaterial loss in the second quarter of 2013.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2013 and December 31, 2012 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

As indicated in Note 12, we net fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts.

	Balance Sheet Location	March 31, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$14	$28

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,022	$953
Swaps	Receivables, net	17	15
Swaps	Prepaid expenses and other	1	1
Swaps	Accrued expenses	5	11
Options	Receivables, net	5	3
Options	Prepaid expenses and other	2	1
Options	Accrued expenses	—	1
Physical purchase contracts	Inventories	13	5
RINs fixed-price contracts	Prepaid expenses and other	7	19
Foreign currency contracts	Accrued expenses	—	3
Total		$1,072	$1,012
Total derivatives		$1,086	$1,040

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$77	$64
Swaps	Receivables, net	15	13
Swaps	Prepaid expenses and other	2	2
Total		$94	$79

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,066	$1,073
Swaps	Receivables, net	9	6
Swaps	Accrued expenses	32	46
Options	Receivables, net	1	4
Options	Accrued expenses	1	—
Physical purchase contracts	Inventories	11	—
Foreign currency contracts	Receivables, net	1	—
Foreign currency contracts	Accrued expenses	—	1
Total		$1,121	$1,130
Total derivatives		$1,215	$1,209
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
There were no material amounts due from counterparties in the refining or financial services industry as of March 31, 2013 or December 31, 2012. These amounts represent the aggregate amount payable to us by companies in those industries, reduced by payables from us to those companies under master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2013	2012
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(1)	$(267)
Gain recognized in income on hedged item	Cost of sales	—	228
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	(1)	(39)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2013 and 2012. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three months ended March 31, 2013. No amounts were recognized in income for hedged firm commitments that no longer qualify as fair value hedges for the three months ended March 31, 2012.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2013	2012
Commodity contracts:
Gain recognized in OCI on derivatives (effective portion)		$1	$47
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	3	48
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	(1)	(5)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $1 million of cumulative after-tax losses on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $1 million of the deferred loss as of March 31, 2013 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three months ended March 31, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2013	2012
Commodity contracts	Cost of sales	$35	$(151)
Foreign currency contracts	Cost of sales	25	(23)
Total		$60	$(174)

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2013	2012
Commodity contracts	Cost of sales	$2	$(4)
RINs contracts	Cost of sales	(13)	—
Total		$(11)	$(4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND OUTLOOK

Overview
For the first quarter of 2013, we reported net income attributable to Valero stockholders of $654 million, or $1.18 per share (assuming dilution), compared to a net loss attributable to Valero stockholders of $432 million, or $0.78 per share (assuming dilution), for the first quarter of 2012.
The increase in net income attributable to Valero stockholders of $1.1 billion was primarily due to the increase of $1.3 billion in our operating income as outlined by business segment in the following table (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$1,212	$(119)	$1,331
Retail	42	40	2
Ethanol	14	9	5
Corporate	(207)	(174)	(33)
Total	$1,061	$(244)	$1,305

The results for the first quarter of 2012 were significantly impacted by asset impairment losses of $611 million, of which $595 million related to our Aruba Refinery (as further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements). Excluding these noncash asset impairment losses, total operating income for the first quarter of 2012 would have been $367 million, reflecting a $694 million favorable increase between the quarters, and our refining operating income for the first quarter of 2012 would have been $492 million, reflecting a $720 million favorable increase between the years.
The $720 million increase in refining segment operating income was primarily due to higher refining throughput margins in each of our regions, except the U.S. West Coast. The increase in refining throughput margins was mainly due to an increase in margins for diesel and jet fuel and wider discounts on crude oil.

Our U.S. Gulf Coast region benefited during the first quarter of 2013 from improved discounts on heavy sour crude oils versus a Brent benchmark crude oil plus contributions from our new hydrocracker at our Port Arthur Refinery. Our U.S. Mid-Continent region continued to benefit from lower cost U.S. inland (domestic) light crude oils during the quarter. Because the market for refined products generally tracks the price of Brent crude oil, we benefit when domestic light crude oils that are priced off of West Texas Intermediate (WTI) are discounted relative to Brent. Domestic light crude oils remain discounted relative to Brent due to the significant development of domestic crude oil reserves and increased deliveries of crude oil from Canada. Our North Atlantic region continued to benefit during the quarter from higher refined product prices largely due to a reduction of supply in the region that began in 2012 as a result of numerous refinery shutdowns in the U.S. East Coast, Caribbean, and Western Europe, that continued into 2013.

Outlook
We expect that the benefit we receive from processing domestic light crude oils will continue during 2013. However, this benefit may decrease as various crude oil pipeline and logistics projects are completed. These projects will allow these cost-advantaged crude oils from the inland U.S. and Canada to be transported to the U.S. Gulf Coast, which is expected to result in a narrowing of the price differential of WTI-priced crude oil relative to Brent-priced crude oil. As a result, margins have declined in the second quarter for refineries in the U.S. Mid-Continent region that process WTI-priced crude oils. In addition, heavy sour crude oil discounts have narrowed in the second quarter of 2013.

Our investment strategy focuses on three areas — logistics, processing cost-advantaged crude oil, and distillates-focused hydrocracking. In order to take advantage of the significant growth in crude oil production in the U.S. and Canada, we are investing in more logistics projects in order to transport these discounted crude oils to our refineries and to increase our ability to export products. For example, during the first quarter of 2013, we ordered 2,500 additional rail cars and invested in other logistics assets. Since much of the new production is light crude oil, we are investing at certain of our refineries to increase the front-end flexibility to process more volumes of these cost-advantaged crude oils. Our other growth investments focus on completing our hydrocracker projects to produce more diesel and jet fuel. We expect the hydrocracker at our St. Charles Refinery to commence operations late in the second quarter of 2013.

Recent refinery closures in the U.S. East Coast, Caribbean, and Western Europe and additional closures expected to occur in the industry combined with poor reliability and low utilization in Latin American refineries create opportunities for competitive refineries to export quality products at higher margins. However, some marginally profitable refineries may continue to be operated, which could negatively impact refined product margins.

Turnaround activity continues in the second quarter of 2013 with work at our Meraux and McKee Refineries plus a plant-wide turnaround planned for two months at our Quebec City Refinery.

Thus far in the second quarter of 2013, ethanol margins have improved primarily due to declining corn prices. We expect a continued modest improvement in ethanol margins throughout 2013 relative to those in 2012.

Energy markets and margins are volatile, and we expect them to continue to be volatile in the near to mid-term. Due to our obligation to blend biofuels into the products we produce in most of the countries in which we operate, and our inability to blend biofuels at the applicable rate in the U.S., we must purchase Renewable Identification Numbers (RINs) in the U.S. and are therefore exposed to the volatility in the market price of these financial instruments. During the first quarter of 2013, we purchased a portion of our expected obligation for 2013 due to rising RINs prices. As further discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, the cost of meeting our obligations under this compliance program was $130 million for the first quarter of 2013.  We estimate that the cost of meeting our obligation for the full year of 2013 is between $500 million and $750 million based on recent RINs prices and our estimate of the expected RINs purchase requirement.

On May 1, 2013, we completed the separation of our retail business, creating an independent public company named CST Brands, Inc. (CST). This transaction is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.

During 2012, we announced that we were evaluating a master limited partnership for our growing portfolio of logistics assets. We expect to continue to evaluate this strategy during the second half of 2013.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2013	2012	Change
Operating revenues	$33,474	$35,167	$(1,693)
Costs and expenses:
Cost of sales	30,685	33,035	(2,350)
Operating expenses:
Refining	876	964	(88)
Retail	169	166	3
Ethanol	77	87	(10)
General and administrative expenses	176	164	12
Depreciation and amortization expense:
Refining	358	337	21
Retail	30	27	3
Ethanol	11	10	1
Corporate	31	10	21
Asset impairment losses (a)	—	611	(611)
Total costs and expenses	32,413	35,411	(2,998)
Operating income (loss)	1,061	(244)	1,305
Other income, net	14	6	8
Interest and debt expense, net of capitalized interest	(83)	(99)	16
Income (loss) before income tax expense	992	(337)	1,329
Income tax expense	340	95	245
Net income (loss)	652	(432)	1,084
Less: Net loss attributable to noncontrolling interests	(2)	—	(2)
Net income (loss) attributable to Valero stockholders	$654	$(432)	$1,086

Earnings per common share – assuming dilution	$1.18	$(0.78)	$1.96
________________
See note references on page 43.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2013	2012	Change
Refining:
Operating income (loss) (a)	$1,212	$(119)	$1,331
Throughput margin per barrel (b)	$10.59	$7.71	$2.88
Operating costs per barrel (a):
Operating expenses	3.79	4.15	(0.36)
Depreciation and amortization expense	1.55	1.45	0.10
Total operating costs per barrel	5.34	5.60	(0.26)
Operating income per barrel (a)	$5.25	$2.11	$3.14

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	494	451	43
Medium/light sour crude	419	555	(136)
Sweet crude	1,089	956	133
Residuals	224	169	55
Other feedstocks	83	144	(61)
Total feedstocks	2,309	2,275	34
Blendstocks and other	257	280	(23)
Total throughput volumes	2,566	2,555	11

Yields (thousand barrels per day):
Gasolines and blendstocks	1,198	1,191	7
Distillates	909	911	(2)
Other products (c)	480	469	11
Total yields	2,587	2,571	16
_______________
See note references on page 43.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2013	2012	Change
U.S. Gulf Coast (a):
Operating income	$591	$235	$356
Throughput volumes (thousand barrels per day)	1,421	1,476	(55)
Throughput margin per barrel (b)	$10.00	$6.92	$3.08
Operating costs per barrel:
Operating expenses	3.77	3.67	0.10
Depreciation and amortization expense	1.61	1.50	0.11
Total operating costs per barrel	5.38	5.17	0.21
Operating income per barrel	$4.62	$1.75	$2.87

U.S. Mid-Continent:
Operating income	$477	$254	$223
Throughput volumes (thousand barrels per day)	424	398	26
Throughput margin per barrel (b)	$17.41	$13.80	$3.61
Operating costs per barrel:
Operating expenses	3.37	5.31	(1.94)
Depreciation and amortization expense	1.55	1.50	0.05
Total operating costs per barrel	4.92	6.81	(1.89)
Operating income per barrel	$12.49	$6.99	$5.50

North Atlantic:
Operating income	$186	$61	$125
Throughput volumes (thousand barrels per day)	485	461	24
Throughput margin per barrel (b)	$8.45	$5.64	$2.81
Operating costs per barrel:
Operating expenses	3.32	3.52	(0.20)
Depreciation and amortization expense	0.86	0.66	0.20
Total operating costs per barrel	4.18	4.18	—
Operating income per barrel	$4.27	$1.46	$2.81

U.S. West Coast:
Operating loss	$(42)	$(58)	$16
Throughput volumes (thousand barrels per day)	236	220	16
Throughput margin per barrel (b)	$6.26	$6.32	$(0.06)
Operating costs per barrel:
Operating expenses	5.68	6.56	(0.88)
Depreciation and amortization expense	2.56	2.67	(0.11)
Total operating costs per barrel	8.24	9.23	(0.99)
Operating loss per barrel	$(1.98)	$(2.91)	$0.93

Operating income for regions above	$1,212	$492	$720
Asset impairment losses (a)	—	(611)	611
Total refining operating income (loss)	$1,212	$(119)	$1,331
_______________
See note references on page 43.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended March 31,
	2013	2012	Change
Feedstocks:
Brent crude oil	$112.63	$118.34	$(5.71)
Brent less WTI crude oil	18.33	15.46	2.87
Brent less Alaska North Slope (ANS) crude oil	2.31	0.65	1.66
Brent less Louisiana Light Sweet (LLS) crude oil	(2.49)	(1.82)	(0.67)
Brent less Mars crude oil	2.32	2.39	(0.07)
Brent less Maya crude oil	9.68	9.33	0.35
LLS crude oil	115.12	120.16	(5.04)
LLS less Mars crude oil	4.81	4.21	0.60
LLS less Maya crude oil	12.17	11.15	1.02
WTI crude oil	94.30	102.88	(8.58)

Natural gas (dollars per million British thermal units)	3.43	2.39	1.04

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	6.55	7.12	(0.57)
Ultra-low-sulfur diesel less Brent	16.97	14.24	2.73
Propylene less Brent	6.48	(12.48)	18.96
Conventional 87 gasoline less LLS	4.06	5.30	(1.24)
Ultra-low-sulfur diesel less LLS	14.48	12.42	2.06
Propylene less LLS	3.99	(14.30)	18.29
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	23.83	18.28	5.55
Ultra-low-sulfur diesel less WTI	35.48	27.75	7.73
North Atlantic:
Conventional 87 gasoline less Brent	10.96	7.73	3.23
Ultra-low-sulfur diesel less Brent	18.70	15.87	2.83
U.S. West Coast:
CARBOB 87 gasoline less ANS	14.10	14.24	(0.14)
CARB diesel less ANS	21.37	18.28	3.09
CARBOB 87 gasoline less WTI	30.12	29.05	1.07
CARB diesel less WTI	37.39	33.09	4.30
New York Harbor corn crush (dollars per gallon)	(0.08)	(0.05)	(0.03)
_______________
See note references on page 43.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2013	2012	Change
Retail–U.S.:
Operating income	$18	$11	$7
Company-operated fuel sites (average)	1,033	997	36
Fuel volumes (gallons per day per site)	5,048	5,046	2
Fuel margin per gallon (e)	$0.08	$0.05	$0.03
Merchandise sales	$293	$288	$5
Merchandise margin (percentage of sales)	29.7%	29.5%	0.2%
Margin on miscellaneous sales	$22	$24	$(2)
Operating expenses	$107	$104	$3
Depreciation and amortization expense	$21	$18	$3

Retail–Canada:
Operating income	$24	$29	$(5)
Fuel volumes (thousand gallons per day)	2,987	3,097	(110)
Fuel margin per gallon (e)	$0.26	$0.26	$—
Merchandise sales	$59	$58	$1
Merchandise margin (percentage of sales)	27.5%	29.3%	(1.8)%
Margin on miscellaneous sales	$11	$11	$—
Operating expenses	$62	$62	$—
Depreciation and amortization expense	$9	$9	$—

Ethanol:
Operating income	$14	$9	$5
Production (thousand gallons per day)	2,712	3,478	(766)
Gross margin per gallon of production (b)	$0.42	$0.34	$0.08
Operating costs per gallon of production:
Operating expenses	0.31	0.28	0.03
Depreciation and amortization expense	0.05	0.03	0.02
Total operating costs per gallon of production	0.36	0.31	0.05
Operating income per gallon of production	$0.06	$0.03	$0.03
_______________
See note references on page 43.

The following notes relate to references on pages 38 through 42.

(a)
Asset impairment losses for the three months ended March 31, 2012 include a $595 million loss on the write down of the Aruba Refinery and a $16 million loss related to equipment associated with a permanently cancelled capital project at another refinery.

The asset impairment loss related to the Aruba Refinery resulted from our decision in March 2012 to suspend refining operations at the refinery. Subsequently, in September 2012, we suspended refining operations indefinitely and reorganized the refinery into a crude oil and refined projects terminal; however, we continue to maintain the refining assets to allow them to be restarted and do not consider them abandoned.

The total asset impairment loss of $611 million ($605 million after taxes) is reflected in refining segment operating loss for the three months ended March 31, 2012, but it is excluded from operating costs per barrel and operating income per barrel for the refining segment and U.S. Gulf Coast region.

(b)
Throughput margin per barrel represents operating revenues less cost of sales of our refining segment divided by throughput volumes. Gross margin per gallon of production represents operating revenues less cost of sales of our ethanol segment divided by production volumes.

(c)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(d)
The regions reflected herein contain the following refineries: the U.S. Gulf Coast region includes the Aruba, Corpus Christi East, Corpus Christi West, Houston, Meraux, Port Arthur, St. Charles, Texas City, and Three Rivers Refineries; the U.S. Mid-Continent region includes the Ardmore, McKee, and Memphis Refineries; the North Atlantic region includes the Pembroke and Quebec City Refineries; and the U.S.West Coast region includes the Benicia and Wilmington Refineries.

(e)	Fuel margin per gallon is presented net of credit card fees.

General
Operating revenues decreased 5 percent (or $1.7 billion) for the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of lower average refined product prices between the two periods related to our refining segment operations. Operating income and income before income tax expense each increased $1.3 billion for the first quarter of 2013 compared to amounts reported for the first quarter of 2012 due to a $1.3 billion increase in refining segment operating income, a $2 million increase in retail segment operating income, and a $5 million increase in ethanol segment operating income, which are discussed below.

Refining
Refining segment operating income increased $1.3 billion from an operating loss of $119 million for the first quarter of 2012 to operating income of $1.2 billion for the first quarter of 2013. The $1.3 billion increase in operating income was impacted by the $611 million asset impairment loss in the first quarter of 2012 primarily related to our Aruba Refinery. (See Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion of the impairment losses.) Excluding the prior year asset impairment losses, refining segment operating income increased $720 million primarily due to a $653 million increase in refining margin and an $88 million decrease in operating expenses.

The increase in our refining margin of $653 million (a $2.88 per barrel increase, or 37 percent) in the first quarter of 2013 as compared to the first quarter of 2012 resulted from margin improvements generated by our U.S. Gulf Coast, U.S. Mid-Continent, and North Atlantic regions, which experienced increases in refining margin of $350 million (a $3.08 per barrel increase), $165 million (a $3.61 per barrel increase), and $132 millions (a $2.81 per barrel increase), respectively. The increase in refining margin was mainly due to an increase in margins for diesel and jet fuel and wider discounts on crude oils.

The $350 million increase in refining margin in the U.S. Gulf Coast was primarily the result of a $0.35 per barrel increase in the discount between the price of Maya crude oil and other heavy sour crude oils that price at a discount to Maya versus Brent crude oil. Brent crude oil is the type of crude oil used by the market to set the price of refined products, but certain of our refineries in the U.S. Gulf Coast region process heavy sour crude oils like Maya and Maya-type crude oils; therefore, the increase in the price discount between Maya-type crude oils versus Brent crude oil had a positive impact to our refining margin in this region. Maya-type crude oil discounts improved due to additional availability of these crude oils in the U.S. Gulf

Coast. The U.S. Gulf Coast region also benefited from strong diesel and jet fuel margins during the first quarter of 2013. The ultra-low-sulfur diesel margin versus Brent crude oil increased by $2.73 per barrel in the U.S. Gulf Coast region as compared to the first quarter of 2012 due to refinery closures in the Atlantic Basin, which tightened refining industry fundamentals in the U.S. Gulf Coast region. In addition, our new hydrocracker at our Port Arthur Refinery contributed to our strong performance in the U.S. Gulf Coast region for the first quarter of 2013.

The $165 million increase in refining margin in the U.S. Mid-Continent region was largely due to improved gasoline and distillate margins of approximately $120 million in that region in the first quarter of 2013 compared to the first quarter of 2012. For example, the U.S. Mid-Continent benchmark reference margins for conventional 87 gasoline and ultra-low-sulfur diesel, a type of distillate, increased first quarter 2013 over first quarter 2012 by $5.55 per barrel and $7.73 per barrel, respectively, and these increases are due to wider discounts on domestic light crude oils and stronger gasoline and diesel margins during the first quarter of 2013 compared to the first quarter of 2012. The discount between the price of WTI crude oil versus Brent crude oil improved $2.87 per barrel and improved refining margin by approximately $60 million. WTI crude oil priced at a discount to Brent crude oil of $18.33 per barrel during the first quarter of 2013 compared to a discount of $15.46 per barrel for the first quarter of 2012. These significant discounts are due to increases in crude oil production within the U.S. Mid-Continent region and increased deliveries of crude oil from Canada into that region, coupled with the inability to transport significant quantities of that crude oil to other regions of the country. Gasoline and diesel margins were relatively weak during the first quarter of 2012 and returned to more normal levels during the first quarter of 2013. The relatively weak margins during the first quarter of 2012 were attributed to higher industry utilization rates in the U.S. Mid-Continent region and relatively low turnarounds.

The $132 million increase in refining margin in the North Atlantic region was also due to improved gasoline and distillate margins in that region in the first quarter of 2013 compared to the first quarter of 2012. For example, the North Atlantic benchmark reference margins for conventional 87 gasoline and ultra-low-sulfur diesel increased first quarter 2013 over first quarter 2012 by $3.23 per barrel and $2.83 per barrel, respectively, and these increases were due largely to a reduction in the supply of refined products, which resulted from the continued shutdown of refineries in the U.S. East Coast, Caribbean, and Western Europe.

The decrease of $88 million in refining operating expenses discussed above was primarily due to a $42 million decrease in operating expenses incurred by the Aruba Refinery, whose operations were suspended in March 2012. The remaining decrease in refining operating expenses of $46 million was primarily due to a $59 million decrease in maintenance expenses due to higher maintenance activities in the first quarter of 2012, a $48 million decrease in insurance and other expense primarily due to a $32 million decrease in insurance reserves related to the favorable settlement of a lawsuit, and a $10 million decrease in catalyst and chemical costs due to lower-cost catalysts used in certain of our fluid catalytic cracking units, partially offset by a $61 million increase in energy costs related to higher natural gas costs, and a $14 million increase in employee-related expenses due to higher compensation expense and increased employee benefit costs.

Retail
Retail segment operating income was $42 million for the first quarter of 2013 compared to $40 million for the first quarter of 2012. This 5 percent (or $2 million) increase was primarily due to a $13 million increase in fuel margin from our U.S. retail operations, partially offset by a $4 million decrease in fuel margin from our Canadian retail operations and a $3 million increase both in operating expenses and depreciation and amortization in our U.S. retail operations.

Our U.S. retail fuel margin improved during the first quarter of 2013 due to increased fuel volumes sold as a result of more retail sites combined with improved fuel margin per gallon as wholesale motor fuel prices were lower during the first quarter of 2013 as compared to the first quarter of 2012. The Canadian retail fuel margin in the first quarter of 2013 was impacted by a decline in fuel volumes sold as a result of fewer retail sites combined with a decline in the fuel margin per gallon, which was due to pricing pressure from our competitors during the quarter.

Ethanol
Ethanol segment operating income was $14 million for the first quarter of 2013 compared to $9 million for the first quarter of 2012. The $5 million increase in operating income was primarily due to a $10 million decrease in operating expense due to lower ethanol production, partially offset by a $4 million decrease in gross margin.
The gross margin decreased primarily due to higher corn prices relative to the average selling price of ethanol between the quarters. The increase in average corn prices from the first quarter of 2012 to the first quarter of 2013 was primarily caused by the drought in corn-producing regions of the U.S. Mid-Continent that began in the second quarter of 2012, which negatively impacted gross margin by $0.28 per gallon. The impact of higher corn prices was partially offset by an increase in the average selling price of ethanol between the comparable periods which favorably impacted gross margin per gallon by $0.24 per gallon.

In addition, ethanol production decreased 766,000 gallons per day between the comparable periods as three plants that were idled during 2012 did not restart production until late in the first quarter of 2013. The reduction in operating expenses during the first quarter of 2013 was primarily due to a $7 million decrease in chemicals expense and a $3 million decrease in maintenance expenses compared to the first quarter of 2012 resulting from the lower production during the first quarter of 2013.

Corporate Expenses and Other
General and administrative expenses increased $12 million from the first quarter of 2012 to the first quarter of 2013 primarily due to a $5 million increase related to environmental reserves and $4 million for professional fees incurred related to the separation of our retail business. The increase in corporate depreciation and amortization expense was primarily due to $20 million of losses incurred on the sale of certain corporate property.
“Interest and debt expense, net of capitalized interest” for the first quarter of 2013 decreased $16 million from the first quarter of 2012. This decrease was primarily due to a $13 million favorable impact from the decrease in average borrowings and a $12 million write-off of unamortized debt discounts related to the early redemption of certain industrial revenue bonds in the first quarter of 2012, partially offset by a $12 million decrease in capitalized interest due to a corresponding decrease in capital expenditures between the quarters.

Income tax expense increased $245 million from the first quarter of 2012 to the first quarter of 2013 mainly as a result of higher income before income tax expense. However, the variation in the customary relationship between income tax expense and income before income tax expense for the first quarter of 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $595 million related to the Aruba Refinery as we did not expect to realize a tax benefit from these losses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2013 and 2012
Net cash provided by operating activities for the first three months of 2013 of $1.5 billion was generated primarily from operating income discussed above under “RESULTS OF OPERATIONS” combined with favorable changes in current assets and current liabilities. Net cash provided by operating activities for the first three months of 2012 was also 1.5 billion and was generated from operating income excluding the asset impairment losses combined with favorable changes in current assets and current liabilities. The changes in cash provided by or used in working capital during the first three months of 2013 and 2012 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the first three months of 2013 were used mainly to:

•	fund $864 million of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled long-term note repayments of $180 million;

•	purchase common stock for treasury of $304 million;

•	pay common stock dividends of $111 million; and

•	increase available cash on hand by $134 million.
The net cash provided by operating activities during the first three months of 2012 combined with $160 million of proceeds on a note receivable related to the sale of the Paulsboro Refinery were used mainly to:

•	fund $884 million of capital expenditures and deferred turnaround and catalyst costs;

•	make a repayment under our accounts receivable sales facility of $150 million;

•	purchase common stock for treasury of $106 million;

•	pay common stock dividends of $83 million; and

•	increase available cash on hand by $535 million.
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

During the three months ended March 31, 2013, we expended $577 million for capital expenditures and $287 million for deferred turnaround and catalyst costs. Capital expenditures for the three months ended March 31, 2013 included $15 million of costs related to environmental projects.

For 2013, we expect to incur approximately $2.2 billion for capital investments (approximately $100 million of which is for environmental projects) and $650 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of March 31, 2013, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities.

During the three months ended March 31, 2013, we had no material changes outside the ordinary course of our business with respect to our debt, capital lease obligations, operating leases, purchase obligations, or other long-term liabilities.

On March 20, 2013, in anticipation of the separation, CST entered into a credit agreement providing for $800 million of senior secured credit facilities (consisting of a $500 million term loan and a revolving credit facility with a borrowing capacity of up to $300 million). Borrowings under the term loan and revolving credit facility bear interest at a base rate or LIBOR rate as prescribed in the agreement. The credit agreement matures on May 1, 2018 and has certain restrictive covenants. As of March 31, 2013, no amounts were outstanding under these credit facilities. This credit facility was retained by CST after the separation from us.

We intend to make a scheduled debt repayment of $300 million related to our 4.75% notes that mature in June 2013.

We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion, which matures in July 2013. We anticipate that we will be able to renew this facility prior to its expiration in July 2013.

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
Other Commercial Commitments
As of March 31, 2013, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2013		$550
Revolving credit facility		$3,000	December 2016		$59
Canadian revolving credit facility	C$	50	November 2013	C$	10

As of March 31, 2013, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of March 31, 2013 expire during 2013 and 2014. We anticipate that we will be able to renew the $550 million letter of credit facilities prior to their expiration in June 2013.

Other Matters Impacting Liquidity and Capital Resources
Pension Plan Funded Status
We have $30 million of minimum required contributions during 2013 to one of our international pension plans that have minimum funding requirements.

In February 2013, we announced amendments to certain of our pension plans that will reduce our benefit costs and obligations for 2013 and future years, as further discussed in Note 8 of Condensed Notes to Consolidated Financial Statements. As a result of these plan amendments, management has decided to reduce its discretionary contributions to our pension plans by $100 million, resulting in expected contributions to our pension plans of $45 million for 2013. In addition, we plan to contribute approximately $21 million to our other postretirement plans during 2013.

Stock Purchase Programs
As of March 31, 2013, we have approvals under common stock purchase programs to purchase approximately $3.0 billion of our common stock.

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

Tax Matters
As of March 31, 2013, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009. We have received Revenue Agent Reports on our tax years for 2002 through 2007, and we are vigorously contesting certain tax positions and assertions from the IRS. We have made significant progress during the three months ended March 31, 2013 in resolving certain of these matters with the IRS, but settlement agreements have not yet been reached. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with the recorded amounts of unrecognized tax benefits associated with these matters. As of March 31, 2013, the total amount of unrecognized tax benefits reflected in “other long-term liabilities” in our balance sheet was $389 million, and this amount did not change significantly during the three months ended March 31, 2013. We do not believe that settlement agreements will be finalized and that cash will be paid to the IRS in connection with such settlements within the next 12 months, but the complexity of these matters makes it difficult to predict the timing of their resolution. As such, no amount of total unrecognized tax benefits has been reflected as a current liability in our balance sheet as of March 31, 2013. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.
Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of March 31, 2013, $1.2 billion of our cash and temporary cash investments was held by our international subsidiaries.

Financial Regulatory Reform
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act). Key provisions of the Wall Street Reform Act create new statutory requirements that require most derivative instruments to be traded on exchanges and routed through clearinghouses, as well as impose new recordkeeping and reporting responsibilities on market participants. While certain final rules implementing the Wall Street Reform Act became effective in the fourth quarter of 2012, others continue to become effective in 2013 and 2014. Although we cannot predict the ultimate impact of these rules which may result in higher clearing costs and more reporting requirements with respect to our derivative activities, we believe they will not have a material impact on our financial position, results of operations, or liquidity.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U. S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
March 31, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(253)	$(3)
10% decrease in underlying commodity prices	255	(8)

December 31, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(131)	(9)
10% decrease in underlying commodity prices	135	(1)

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2013.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risks related to the volatility in the price of financial instruments associated with various governmental and regulatory compliance programs that we must purchase in the open market to comply with these programs. To reduce the impact of this risk on our results of operations and cash flows, we may enter into derivative instruments, such as futures. As of March 31, 2013, there was no significant gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the futures contracts. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs and notional volumes associated with these derivative contracts as of March 31, 2013.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2013 or December 31, 2012.

	March 31, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$300	$200	$475	$—	$950	$4,824	$6,749	$8,314
Average interest rate	4.8%	4.8%	5.2%	—%	6.4%	7.3%	6.8%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$480	$200	$475	$—	$950	$4,824	$6,929	$8,521
Average interest rate	5.5%	4.8%	5.2%	—%	6.4%	7.3%	6.8%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%
FOREIGN CURRENCY RISK
As of March 31, 2013, we had commitments to purchase $576 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before April 30, 2013, resulting in an immaterial loss in the second quarter of 2013.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2012.
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 6 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation Matters.”

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2013	225,024	$37.06	225,024	—	$3.34 billion
February 2013	32,339	$45.14	32,339	—	$3.34 billion
March 2013	6,611,293	$44.55	7,066	6,604,227	$3.0 billion
Total	6,868,656	$44.31	264,429	6,604,227	$3.0 billion

(a)
The shares reported in this column represent purchases settled during the three months ended March 31, 2013 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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
Date: May 8, 2013