Form 10-Q
period 2013-06-30
VALERO ENERGY CORP/TX
filed 2013-08-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2013 was 542,142,749.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$2,398	$1,723
Receivables, net	7,486	8,167
Inventories	6,446	5,973
Income taxes receivable	56	169
Deferred income taxes	246	274
Prepaid expenses and other	136	154
Total current assets	16,768	16,460
Property, plant and equipment, at cost	33,087	34,132
Accumulated depreciation	(7,701)	(7,832)
Property, plant and equipment, net	25,386	26,300
Intangible assets, net	159	213
Deferred charges and other assets, net	1,864	1,504
Total assets	$44,177	$44,477
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$303	$586
Accounts payable	9,507	9,348
Accrued expenses	504	590
Taxes other than income taxes	1,239	1,026
Income taxes payable	85	1
Deferred income taxes	397	378
Total current liabilities	12,035	11,929
Debt and capital lease obligations, less current portion	6,261	6,463
Deferred income taxes	6,159	5,860
Other long-term liabilities	1,697	2,130
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,237	7,322
Treasury stock, at cost; 131,412,237 and 121,406,520 common shares	(6,818)	(6,437)
Retained earnings	17,593	17,032
Accumulated other comprehensive income (loss)	(99)	108
Total Valero Energy Corporation stockholders’ equity	17,920	18,032
Noncontrolling interests	105	63
Total equity	18,025	18,095
Total liabilities and equity	$44,177	$44,477
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$34,034	$34,662	$67,508	$69,829
Costs and expenses:
Cost of sales	31,523	31,621	62,208	64,656
Operating expenses:
Refining	906	868	1,782	1,832
Retail	57	170	226	336
Ethanol	102	85	179	172
General and administrative expenses	233	171	409	335
Depreciation and amortization expense	405	386	835	770
Asset impairment losses	—	—	—	611
Total costs and expenses	33,226	33,301	65,639	68,712
Operating income	808	1,361	1,869	1,117
Other income (expense), net	11	(5)	25	1
Interest and debt expense, net of capitalized interest	(78)	(74)	(161)	(173)
Income before income tax expense	741	1,282	1,733	945
Income tax expense	276	452	616	547
Net income	465	830	1,117	398
Less: Net loss attributable to noncontrolling interests	(1)	(1)	(3)	(1)
Net income attributable to Valero Energy Corporation stockholders	$466	$831	$1,120	$399

Earnings per common share	$0.86	$1.50	$2.04	$0.72
Weighted-average common shares outstanding (in millions)	543	550	546	550

Earnings per common share – assuming dilution	$0.85	$1.50	$2.03	$0.72
Weighted-average common shares outstanding – assuming dilution (in millions)	548	555	552	556

Dividends per common share	$0.20	$0.15	$0.40	$0.30

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$465	$830	$1,117	$398

Other comprehensive income (loss):
Foreign currency translation adjustment	(64)	(91)	(268)	32

Pension and other postretirement benefits:
Gain arising during the period related to remeasurement due to plan amendments	—	—	328	—
(Gain) loss reclassified into income related to:
Net actuarial loss	15	9	29	17
Prior service credit	(9)	(6)	(15)	(10)
Net gain on pension and other postretirement benefits	6	3	342	7

Derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period	(10)	(31)	(9)	16
Net (gain) loss reclassified into income	8	12	5	(36)
Net loss on cash flow hedges	(2)	(19)	(4)	(20)

Other comprehensive income (loss), before income tax expense (benefit)	(60)	(107)	70	19
Income tax expense (benefit) related to items of other comprehensive income (loss)	1	(5)	118	(4)
Other comprehensive income (loss)	(61)	(102)	(48)	23

Comprehensive income	404	728	1,069	421
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(3)	(1)
Comprehensive income attributable to Valero Energy Corporation stockholders	$405	$729	$1,072	$422
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,117	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	835	770
Asset impairment losses	—	611
Noncash interest expense and other income, net	1	11
Stock-based compensation expense	25	20
Deferred income tax expense	341	480
Changes in current assets and current liabilities	444	565
Changes in deferred charges and credits and other operating activities, net	51	(21)
Net cash provided by operating activities	2,814	2,834
Cash flows from investing activities:
Capital expenditures	(1,211)	(1,420)
Deferred turnaround and catalyst costs	(449)	(264)
Proceeds from the sale of the Paulsboro Refinery	—	160
Minor acquisitions	—	(66)
Other investing activities, net	(23)	9
Net cash used in investing activities	(1,683)	(1,581)
Cash flows from financing activities:
Non-bank debt:
Borrowings	—	300
Repayments	(480)	(862)
Bank credit agreements:
Borrowings	—	1,100
Repayments	—	(1,100)
Accounts receivable sales program:
Proceeds from the sale of receivables	—	1,300
Repayments	—	(1,450)
Purchase of common stock for treasury	(560)	(147)
Proceeds from the exercise of stock options	43	11
Common stock dividends	(220)	(166)
Contributions from noncontrolling interests	45	25
Separation of retail business:
Proceeds from short-term debt	550	—
Cash distributed to Valero by CST Brands, Inc.	500	—
Cash held and retained by CST Brands, Inc. upon separation	(315)	—
Other financing activities, net	24	(2)
Net cash used in financing activities	(413)	(991)
Effect of foreign exchange rate changes on cash	(43)	9
Net increase in cash and temporary cash investments	675	271
Cash and temporary cash investments at beginning of period	1,723	1,024
Cash and temporary cash investments at end of period	$2,398	$1,295
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Comprehensive Income
In February 2013, the provisions of Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” were amended to require an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income and into net income. An entity is required to present information on the face of the statement of income or in the notes to the financial statements about the effects on net income from significant amounts reclassified out of accumulated other comprehensive income if those amounts were required to be reclassified into net income in their entirety in the same reporting period they were initially charged to other comprehensive income. For other significant amounts that were not required to be reclassified into net income in their entirety in the same reporting period they were initially charged to other comprehensive income, a cross-reference is required in the notes to the financial statements to the disclosures that provide additional details about those amounts. These provisions were effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance effective January 1, 2013 did not affect our financial position or results of operations, but resulted in additional disclosures, which are included in Note 7.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Offsetting Arrangements
In December 2011, the provisions of ASC Topic 210, “Balance Sheet,” were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. In January 2013, the provisions of ASC Topic 210 were further amended to clarify that the scope of the previous amendment only applies to derivative instruments, including bifurcated derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either eligible for offset in the balance sheet or are subject to an agreement similar to a master netting agreement. The guidance requires entities to disclose both gross information and net information about assets and liabilities within the scope of the amendment. These provisions were effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance effective January 1, 2013 did not affect our financial position or results of operations, but resulted in additional disclosures, which are included in Note 12.

Other
The statement of cash flows for the six months ended June 30, 2012, which was included in our Form 10‑Q for the quarterly period ended June 30, 2012, reflected an incorrect classification of $160 million in proceeds on a note receivable related to the sale of our Paulsboro Refinery in December 2010. We previously reflected such proceeds as a component of cash flows from operating activities rather than as a component of cash flows from investing activities. The statement of cash flows for the six months ended June 30, 2012 included in this Form 10-Q for the quarterly period ended June 30, 2013 has been corrected to properly reflect the classification of those proceeds.

New Accounting Pronouncements
In July 2013, the provisions of ASC Topic 740, “Income Taxes,” were amended to provide specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendment requires entities to present an unrecognized tax benefit as a reduction to the deferred tax asset generated by the net operating loss carryforward, similar tax loss, or tax credit carryforward, if such items are available to be used to offset the unrecognized tax benefit. These provisions are effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The adoption of this guidance effective January 1, 2014 will not affect our financial position or results of operations, nor will it require any additional disclosures, but may result in a change in presentation to our consolidated balance sheets.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SEPARATION OF RETAIL BUSINESS

On May 1, 2013, we completed the separation of our retail business by creating an independent public company named CST Brands, Inc. (CST) and distributing 80 percent of the outstanding shares of CST common stock to our stockholders on May 1, 2013. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed, but instead were aggregated and sold in the open market at prevailing rates with net cash proceeds then distributed pro rata to each Valero stockholder who was entitled to receive fractional shares.

In connection with the separation, we received an aggregate of $1.05 billion in cash, consisting of $550 million from the issuance of short-term debt to a third-party financial institution on April 16, 2013 and $500 million distributed to us by CST on May 1, 2013. The cash distributed to us by CST was borrowed by CST on May 1, 2013 under its senior secured credit facility. See Note 5 for further discussion of that credit facility. Also on May 1, 2013, CST issued $550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt. Immediately prior to May 1, 2013, subsidiaries of CST held $315 million of cash, and CST retained that cash following the distribution on May 1, 2013. Also in connection with the separation, we incurred a tax liability of approximately $189 million primarily related to the manner in which the transaction is treated for tax purposes in Canada, and most of these taxes will not be paid until the first half of 2014. Therefore, the cash we received as a result of the separation, net of our tax liability, was $546 million. We also incurred $30 million in costs during the three months ended June 30, 2013 to effect the separation, which are included in general and administrative expenses. We expect to liquidate the remaining 20 percent of the outstanding shares of CST common stock that we own within 18 months of the date of separation.

We also entered into long-term motor fuel supply agreements with CST in the U.S. and Canada. The nature and significance of our agreements to supply motor fuel to CST through 2028 represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations of our retail business have not been reported as discontinued operations in our statements of income.

Selected historical results of operations of our retail business prior to the separation are disclosed in Note 10. Subsequent to May 1, 2013, our share of CST’s results of operations associated with our retained 20 percent equity interest in CST is reflected in “other income (expense), net” and our equity investment in CST, which is accounted for under the equity method, is included in “deferred charges and other assets, net.” Our share of income taxes incurred directly by CST is reported in the equity in earnings from CST, and as such is not included in income taxes in our statements of income.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying values of the major categories of assets and liabilities of our retail business, immediately preceding its separation on May 1, 2013, which are excluded from our consolidated balance sheet as of June 30, 2013 (in millions):

Assets
Cash and temporary cash investments	$315
Credit card receivables from Valero	44
Other receivables, net	109
Inventories	170
Deferred income taxes	14
Prepaid expenses and other	13
Total current assets	665
Property, plant and equipment, at cost	1,891
Accumulated depreciation	(611)
Property, plant and equipment, net	1,280
Intangible assets, net	38
Deferred charges and other assets, net	205
Total assets	$2,188

Liabilities
Current portion of capital lease obligations	$2
Trade payable to Valero	242
Other accounts payable	96
Accrued expenses	31
Taxes other than income taxes	20
Total current liabilities	391
Debt and capital lease obligations, less current portion	1,053
Deferred income taxes	83
Other long-term liabilities	112
Total liabilities	$1,639

We retained certain environmental and other liabilities related to our former retail business and we have indemnified CST for certain self-insurance liabilities related to its employees and property.

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

The variation in the customary relationship between income tax expense and income before income tax expense for the six months ended June 30, 2012 was primarily due to not recognizing a tax benefit associated with the asset impairment loss of $595 million related to the Aruba Refinery as we do not expect to realize this tax benefit.

Cancelled Capital Project
In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries, resulting in an asset impairment loss of $16 million.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Refinery feedstocks	$2,641	$2,458
Refined products and blendstocks	3,446	2,995
Ethanol feedstocks and products	139	191
Convenience store merchandise	—	112
Materials and supplies	220	217
Inventories	$6,446	$5,973

As of June 30, 2013 and December 31, 2012, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $6.3 billion and $6.7 billion, respectively.

5.	DEBT

Bank Debt and Credit Facilities
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of December 2016. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of June 30, 2013 and December 31, 2012, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 19 percent and 23 percent, respectively. We believe that we will remain in compliance with this covenant. In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to C$50 million.

During the six months ended June 30, 2013, we had no borrowings or repayments under our Revolver. During the six months ended June 30, 2012, we borrowed and repaid $1.1 billion under our Revolver. We had no borrowings or repayments under the Canadian revolving credit facility during the six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

On March 20, 2013, in anticipation of the separation of our retail business as described in Note 2, CST entered into a credit agreement providing for $800 million of senior secured credit facilities (consisting of a $500 million term loan facility and a revolving credit facility with an aggregate principal amount of up to $300 million). Borrowings under the term loan and revolving credit facilities bear interest at the London Interbank Offered Rate (LIBOR) plus a margin or an alternate base rate, as defined in the agreement, plus a margin. The credit agreement matures on May 1, 2018 and has certain restrictive covenants. This credit agreement and related credit facilities were retained by CST after the separation from us. Therefore, we have no rights to obtain credit under nor any liabilities in connection with this credit agreement and related credit facilities.

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

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	June 30, 2013		December 31, 2012
Letter of credit facilities		$550	June 2014		$250		$418
Revolver		$3,000	December 2016		$59		$59
Canadian revolving credit facility	C$	50	November 2013	C$	9	C$	10

As of June 30, 2013 and December 31, 2012, we had $87 million and $275 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Non-Bank Debt
During the six months ended June 30, 2013, the following activity occurred:

•	in June 2013, we made a scheduled debt repayment of $300 million related to our 4.75% notes; and

•	in January 2013, we made a scheduled debt repayment of $180 million related to our 6.7% senior notes.

During the six months ended June 30, 2012, the following activity occurred:

•
in June 2012, we remarketed and received proceeds of $300 million related to the 4.0% Gulf Opportunity Zone Revenue Bonds Series 2010 issued by the Parish of St. Charles, State of Louisiana, which are due December 1, 2040, but are subject to mandatory tender on June 1, 2022;

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

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.5 billion of eligible trade receivables on a revolving basis. In July 2013, we amended this facility to extend the maturity date to July 2014. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Balance as of beginning of period	$100	$250
Proceeds from the sale of receivables	—	1,300
Repayments	—	(1,450)
Balance as of end of period	$100	$100

Capitalized Interest
Capitalized interest was $45 million and $53 million for the three months ended June 30, 2013 and 2012, respectively, and $85 million and $105 million for the six months ended June 30, 2013 and 2012, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Environmental Matter
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and the adjacent shutdown refinery site, which we acquired as part of a prior acquisition. In cooperation with some of the other companies, we have been conducting initial mitigation and cleanup response pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The EPA is seeking further cleanup obligations from us and other potentially responsible parties for the Village. In parallel with the Village cleanup, we are also in litigation with the State of Illinois Environmental Protection Agency and other potentially responsible parties relating to the remediation of the shutdown refinery site. In each of these matters, we have various defenses and rights for contribution from the other potentially responsible parties. We have accrued for our own expected contribution obligations. However, because of the unpredictable nature of these cleanups and the methodology for allocation of liabilities, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

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

One-Time Severance Benefits
As described in Note 3, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012 resulting in a decrease in required personnel for our operations in Aruba. We notified 495 employees in September 2012 of the termination of their employment effective November 15,

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012. Benefits to each terminated employee consisted primarily of a cash payment based on a formula that considers the employee’s current compensation and years of service, among other factors. We recognized a severance liability of $41 million in September 2012, which approximated fair value. We paid $31 million of these benefits in the fourth quarter of 2012 and we paid the remaining termination benefits of $10 million during the first quarter of 2013.

7.	EQUITY

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity for the six months ended June 30, 2013 and 2012 (in millions):

	2013			2012
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance as of beginning of period	$18,032	$63	$18,095	$16,423	$22	$16,445
Net income (loss)	1,120	(3)	1,117	399	(1)	398
Dividends	(220)	—	(220)	(166)	—	(166)
Stock-based compensation expense	25	—	25	20	—	20
Tax deduction in excess of stock-based compensation expense	27	—	27	3	—	3
Transactions in connection with stock-based compensation plans:
Stock issuances	43	—	43	11	—	11
Stock repurchases	(196)	—	(196)	(136)	—	(136)
Stock repurchases under buyback program	(364)	—	(364)	—	—	—
Separation of retail business	(499)	—	(499)	—	—	—
Contributions from noncontrolling interests	—	45	45	—	25	25
Other comprehensive income (loss)	(48)	—	(48)	23	—	23
Balance as of end of period	$17,920	$105	$18,025	$16,577	$46	$16,623

The noncontrolling interests relate to third-party ownership interests in two joint venture companies, whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows for the six months ended June 30, 2013 and 2012 (in millions):

	2013		2012
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(121)	673	(117)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	3	—	1
Stock purchases	—	(5)	—	(6)
Stock repurchases under buyback program	—	(8)	—	—
Balance as of end of period	673	(131)	673	(122)

Common Stock Dividends
On July 25, 2013, our board of directors declared a quarterly cash dividend of $0.225 per common share payable on September 11, 2013 to holders of record at the close of business on August 14, 2013.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows for the six months ended June 30, 2013 (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$665	$(558)	$1	$108
Other comprehensive income (loss) before reclassifications	(268)	214	(6)	(60)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	3	12
Net other comprehensive income (loss)	(268)	223	(3)	(48)
Separation of retail business	(159)	—	—	(159)
Balance as of June 30, 2013	$238	$(335)	$(2)	$(99)

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive income (loss) and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement of Income
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(15)	$(29)	(a)
Prior service credit	9	15	(a)
	(6)	(14)	Total before tax
	2	5	Tax benefit
	$(4)	$(9)	Net of tax

Losses on cash flow hedges:
Commodity contracts	$(8)	$(5)	Cost of sales
	(8)	(5)	Total before tax
	3	2	Tax benefit
	$(5)	$(3)	Net of tax

Total reclassifications for the period	$(9)	$(12)	Net of tax
_________________________
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost, as further discussed in Note 8. Net periodic benefit cost is reflected in operating expenses and general and administrative expenses.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) :

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Three months ended June 30:
Service cost	$35	$35	$3	$3
Interest cost	22	23	5	6
Expected return on plan assets	(34)	(31)	—	—
Amortization of:
Net actuarial loss	15	9	—	—
Prior service credit	(6)	—	(3)	(6)
Net periodic benefit cost	$32	$36	$5	$3

Six months ended June 30:
Service cost	$71	$70	$6	$6
Interest cost	44	46	9	11
Expected return on plan assets	(66)	(62)	—	—
Amortization of:
Net actuarial loss	29	17	—	—
Prior service cost (credit)	(9)	1	(6)	(11)
Net periodic benefit cost	$69	$72	$9	$6

On February 15, 2013, we announced changes to certain of our U.S. qualified pension plans that cover the majority of our U.S. employees who work in our refining segment and corporate operations. Benefits under our primary pension plan will change from a final average pay formula to a cash balance formula with staged effective dates that commence either on July 1, 2013 or January 1, 2015 depending on the age and service of the affected employees. All final average pay benefits will be frozen as of December 31, 2014, with all future benefits to be earned under the new cash balance formula. These plan amendments resulted in a $328 million decrease to pension liabilities and a related increase to other comprehensive income during the six months ended June 30, 2013. The benefit of this remeasurement will be amortized into income through 2025.

As a result of these plan amendments, management reduced its discretionary contributions to our pension plans by $100 million, resulting in expected contributions to our pension plans of $45 million for 2013. During the six months ended June 30, 2013 and 2012, we contributed $18 million and $16 million, respectively, to our pension plans and $8 million and $10 million, respectively, to our other postretirement benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$466		$831
Less dividends paid:
Common stock		109		82
Nonvested restricted stock		—		1
Undistributed earnings		$357		$748
Weighted-average common shares outstanding	3	543	3	550
Earnings per common share:
Distributed earnings	$0.20	$0.20	$0.15	$0.15
Undistributed earnings	0.66	0.66	1.35	1.35
Total earnings per common share	$0.86	$0.86	$1.50	$1.50

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$466		$831
Weighted-average common shares outstanding		543		550
Common equivalent shares:
Stock options		3		3
Performance awards and nonvested restricted stock		2		2
Weighted-average common shares outstanding – assuming dilution		548		555
Earnings per common share – assuming dilution		$0.85		$1.50

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$1,120		$399
Less dividends paid:
Common stock		219		165
Nonvested restricted stock		1		1
Undistributed earnings		$900		$233
Weighted-average common shares outstanding	3	546	3	550
Earnings per common share:
Distributed earnings	$0.40	$0.40	$0.30	$0.30
Undistributed earnings	1.64	1.64	0.42	0.42
Total earnings per common share	$2.04	$2.04	$0.72	$0.72

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$1,120		$399
Weighted-average common shares outstanding		546		550
Common equivalent shares:
Stock options		4		4
Performance awards and nonvested restricted stock		2		2
Weighted-average common shares outstanding – assuming dilution		552		556
Earnings per common share – assuming dilution		$2.03		$0.72

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	3	6	3	6

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

As discussed in Note 2, we completed the separation of our retail business on May 1, 2013. Segment activity related to our retail business prior to the separation is reflected in the retail segment results below. Motor fuel sales to CST (our former retail business), which were eliminated in consolidation prior to the separation, are reported as refining segment operating revenues from external customers after May 1, 2013.

The following table reflects activity related to our reportable segments (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended June 30, 2013:
Operating revenues from external customers	$31,564	$979	$1,491	$—	$34,034
Intersegment revenues	671	—	15	—	686
Operating income (loss)	921	39	95	(247)	808

Three months ended June 30, 2012:
Operating revenues from external customers	30,488	3,062	1,112	—	34,662
Intersegment revenues	2,203	—	46	—	2,249
Operating income (loss)	1,364	172	5	(180)	1,361

Six months ended June 30, 2013:
Operating revenues from external customers	61,117	3,896	2,495	—	67,508
Intersegment revenues	2,876	—	70	—	2,946
Operating income (loss)	2,133	81	109	(454)	1,869

Six months ended June 30, 2012:
Operating revenues from external customers	61,638	5,997	2,194	—	69,829
Intersegment revenues	4,458	—	60	—	4,518
Operating income (loss)	1,245	212	14	(354)	1,117

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	June 30, 2013	December 31, 2012
Refining	$40,527	$39,490
Retail	—	2,043
Ethanol	867	929
Corporate	2,783	2,015
Total assets	$44,177	$44,477

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Decrease (increase) in current assets:
Receivables, net	$412	$1,927
Inventories	(824)	198
Income taxes receivable	31	(79)
Prepaid expenses and other	2	(15)
Increase (decrease) in current liabilities:
Accounts payable	625	(1,413)
Accrued expenses	(44)	(60)
Taxes other than income taxes	268	67
Income taxes payable	(26)	(60)
Changes in current assets and current liabilities	$444	$565

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

•	the amounts shown above for the six months ended June 30, 2013 exclude the change in current assets and current liabilities resulting from the separation of our retail business as described in Note 2;

•	amounts accrued for capital expenditures and deferred turnaround and catalyst costs are reflected in investing activities when such amounts are paid;

•	amounts accrued for common stock purchases in the open market that are not settled as of the balance sheet date are reflected in financing activities when the purchases are settled and paid; and

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated balances at the applicable exchange rates as of each balance sheet date.

There were no significant noncash investing activities for the six months ended June 30, 2013. Noncash financing activities for the six months ended June 30, 2013 included the exchange of CST’s senior unsecured bonds with the third-party financial institution in satisfaction of our short-term debt as described in Note 2.

There were no significant noncash investing or financing activities for the six months ended June 30, 2012.

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Interest paid in excess of amount capitalized	$160	$164
Income taxes paid, net	243	204

12.	FAIR VALUE MEASUREMENTS

General
GAAP requires that certain assets and liabilities be measured at fair value on a recurring or nonrecurring basis in our balance sheets, which are presented below under “Recurring Fair Value Measurements” and “Nonrecurring Fair Value Measurements.” Recurring fair value measurements of assets or liabilities are those that GAAP requires or permits in the balance sheet at the end of each reporting period, such as derivative financial instruments. Nonrecurring fair value measurements of assets or liabilities are those that GAAP requires or permits in the balance sheet in particular circumstances, such as the impairment of property, plant and equipment.

GAAP also requires the disclosure of the fair values of financial instruments when an option to elect fair value accounting has been provided, but such election has not been made. A debt obligation is an example of such a financial instrument. The disclosure of the fair values of financial instruments not recognized at fair value in our balance sheet is presented below under “Other Financial Instruments.”

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3 - Unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include occasional market quotes or sales of similar instruments or our own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant judgment.

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2013 and December 31, 2012.

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

	June 30, 2013
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,015	$28	$—	$1,043	$(997)	$(3)	$43	$—
Physical purchase contracts	—	5	—	5	N/A	N/A	5	N/A
Foreign currency contracts	10	—	—	10	N/A	N/A	10	N/A
Investments of certain benefit plans	92	—	11	103	N/A	N/A	103	N/A
Total	$1,117	$33	$11	$1,161	$(997)	$(3)	$161

Liabilities:
Commodity derivative contracts	$997	$28	$—	$1,025	$(997)	$(23)	$5	$(109)
Physical purchase contracts	—	11	—	11	N/A	N/A	11	N/A
RINs fixed-price contracts	—	22	—	22	N/A	N/A	22	N/A
Total	$997	$61	$—	$1,058	$(997)	$(23)	$38

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,143	$60	$—	$1,203	$(1,189)	$—	$14	$—
Physical purchase contracts	—	11	—	11	N/A	N/A	11	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Investments of certain benefit plans	87	—	11	98	N/A	N/A	98	N/A
Total	$1,231	$71	$11	$1,313	$(1,189)	$—	$124

Liabilities:
Commodity derivative contracts	$1,138	$70	$—	$1,208	$(1,189)	$(13)	$6	$(114)
Biofuels blending obligation	—	10	—	10	N/A	N/A	10	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Total	$1,139	$80	$—	$1,219	$(1,189)	$(13)	$17

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

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

•
Physical purchase contracts represent the fair value of firm commitments to purchase crude oil feedstocks and the fair value of fixed-price corn purchase contracts, and as disclosed in Note 13, some of these contracts are designated as hedging instruments. The fair values of these firm commitments and purchase contracts are measured using a market approach based on quoted prices from the commodity exchange or an independent pricing service and are categorized in Level 2 of the fair value hierarchy.

•
Renewable Identification Numbers (RINs) fixed-price contracts represent the fair value of fixed-price purchase and sale contracts of RINs entered into for trading purposes. The fair values of these contracts are measured using a market approach based on quoted prices from an independent pricing service and are categorized in Level 2 of the fair value hierarchy.

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

•
Our biofuels blending obligation represents a liability for the purchase of biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce. To the degree we are unable to blend at percentages required under various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. These programs are further described in Note 13 under “Compliance Program Risk.” This liability is based on our deficit in biofuel credits as of the balance sheet date, if any, after considering any biofuel credits acquired or under contract, and is equal to the product of the biofuel credits deficit and the market price of these credits as of the balance sheet date. This liability is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of June 30, 2013 and December 31, 2012 that were measured at fair value on a recurring basis.

There was no activity during the three and six months ended June 30, 2013 and 2012 related to the fair value amounts categorized in Level 3 as of June 30, 2013 and December 31, 2012.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2013.

The table below presents the fair value of certain assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 (in millions).

				Total Fair Value as of December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Cancelled capital project	$—	$—	$2	$2
Property, plant and equipment of convenience stores	—	—	8	8

There were no liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2012, we recognized asset impairment losses of $595 million and $16 million related to our Aruba Refinery and certain equipment associated with a permanently cancelled capital project at one of our refineries, respectively. These impairment losses resulted from the fair value measurement of those assets on a nonrecurring basis as of March 31, 2012. As discussed in Note 3, we concluded that the Aruba Refinery was impaired as of March 31, 2012. As a result, we were required to determine the fair value of the Aruba Refinery and to write down its carrying value to that amount. We determined that the best measure of the refinery’s fair value at that time was the $350 million offer received and accepted. The fair value of the Aruba Refinery was measured using the market approach and was categorized in Level 3 within the fair value hierarchy. The carrying value of the Aruba Refinery’s long-lived assets as of March 31, 2012 was $945 million; therefore, we recognized an asset impairment loss of $595 million in March 2012.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$2,398	$2,398	$1,723	$1,723
Equity investment in CST	114	465	—	—
Financial liabilities:
Debt (excluding capital leases)	6,522	7,736	7,000	8,621

The methods and significant assumptions used to estimate the fair value of these financial instruments are as follows:

•
The fair value of cash and temporary cash investments approximates the carrying value due to the low level of credit risk of these assets combined with their short maturities and market interest rates (Level 1).

•	The fair value of our equity investment in CST is determined using the market approach based on the quoted price of CST stock from a national securities exchange (Level 1).

•	The fair value of debt is determined primarily using the market approach based on quoted prices provided by third-party brokers and vendor pricing services (Level 2).

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks related to the volatility in the price of commodities, interest rates, and foreign currency exchange rates. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, interest rate swaps, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 12), as summarized below under “Fair Values of Derivative Instruments.” In addition, the effect of these derivative instruments on our income is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income.”

When we enter into a derivative instrument, it is designated as a fair value hedge, a cash flow hedge, an economic hedge, or a trading derivative. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized currently in income in the same period. The effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is initially reported as a component of other comprehensive income and is then recorded into income in the period or periods during which the hedged forecasted transaction affects income. The ineffective portion of the gain or loss on the cash flow derivative instrument, if any, is recognized in income as incurred. For our economic hedges (derivative instruments not designated as fair value or cash flow hedges) and for derivative instruments entered into by us for trading purposes, the derivative instrument is recorded at fair value and changes in the fair value of the derivative instrument are recognized currently in income. The cash flow effects of all of our derivative instruments are reflected in operating activities in our statements of cash flows for all periods presented.

We are also exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.

Risk Management Activities by Type of Risk
Commodity Price Risk
We are exposed to market risks related to the volatility in the price of crude oil, refined products (primarily gasoline and distillate), grain (primarily corn), soybean oil, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, including futures, swaps, and options. We use the futures markets for the available liquidity, which provides greater flexibility in transacting our hedging and trading operations. We use swaps primarily to manage our price exposure. Our positions in commodity derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Fair Value Hedges – Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and generally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels.

As of June 30, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	8,062
Futures – short	10,954
Physical contracts - long	2,892

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable.

As of June 30, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	7,938
Futures – short	5,527
Physical contracts – short	2,411

•	Economic Hedges – Economic hedges represent commodity derivative instruments that are not designated as fair value or cash flow hedges and are used to manage price volatility in certain (i) refinery

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2013, we had the following outstanding commodity derivative instruments that were used as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units, corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014
Crude oil and refined products:
Swaps – long	3,510	—
Swaps – short	2,585	—
Futures – long	39,316	58
Futures – short	53,514	—
Natural gas:
Options – long	10,750	—
Corn:
Futures – long	28,405	5
Futures – short	49,030	1,180
Physical contracts – long	21,678	1,215
Soybean oil:
Futures – long	5,220	—
Futures – short	27,900	—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity and other derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of June 30, 2013, we had the following outstanding commodity and other derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units, corn contracts that are presented in thousands of bushels, and RINs contracts that are presented in thousands of gallons).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014
Crude oil and refined products:
Swaps – long	26,255	21,135
Swaps – short	26,255	21,135
Futures – long	99,886	37,527
Futures – short	99,311	37,927
Options – long	26,321	—
Options – short	25,256	—
Natural gas:
Futures – long	1,700	—
Futures – short	750	—
Options – long	1,700	—
Corn:
Swaps – long	145	—
Swaps – short	145	—
Futures – long	5,620	—
Futures – short	5,620	—
Other:
RINs fixed-price contracts – short	25,000	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of June 30, 2013 or December 31, 2012, or during the three and six months ended June 30, 2013 and 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of June 30, 2013, we had commitments to purchase $581 million of U.S. dollars. These commitments matured on or before July 31, 2013, resulting in an immaterial loss in the third quarter of 2013.

Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting our operations are those that require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. Due to rising RINs prices in the U.S. during the six months ended June 30, 2013, we purchased a portion of our expected RINs obligation for 2013. The cost of meeting our obligations under these compliance programs was $137 million and $59 million for the three months ended June 30, 2013 and 2012, respectively, and $267 million and $126 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are reflected in cost of sales.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2013 and December 31, 2012 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$49	$53

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$966	$942
Swaps	Receivables, net	16	11
Swaps	Prepaid expenses and other	2	1
Swaps	Accrued expenses	5	11
Options	Receivables, net	4	6
Options	Prepaid expenses and other	1	—
Options	Accrued expenses	—	1
Physical purchase contracts	Inventories	5	11
RINs fixed-price contracts	Prepaid expenses and other	—	22
Foreign currency contracts	Receivables, net	10	—
Total		$1,009	$1,005
Total derivatives		$1,058	$1,058

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$77	$64
Swaps	Receivables, net	15	13
Swaps	Prepaid expenses and other	2	2
Total		$94	$79

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,066	$1,073
Swaps	Receivables, net	9	6
Swaps	Accrued expenses	32	46
Options	Receivables, net	1	4
Options	Accrued expenses	1	—
Physical purchase contracts	Inventories	11	—
Foreign currency contracts	Receivables, net	1	—
Foreign currency contracts	Accrued expenses	—	1
Total		$1,121	$1,130
Total derivatives		$1,215	$1,209
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
There were no material amounts due from counterparties in the refining or financial services industry as of June 30, 2013 or December 31, 2012. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity contracts:
Gain (loss) recognized in income on derivatives	Cost of sales	$(20)	$87	$(21)	$(180)
Gain (loss) recognized in income on hedged item	Cost of sales	22	(91)	22	137
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	2	(4)	1	(43)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2013 and 2012. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three or six months ended June 30, 2013. We recognized a gain of $28 million in income for hedged firm commitments that no longer qualified as fair value hedges during the three and six months ended June 30, 2012.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$(10)	$(31)	$(9)	$16
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of sales	(8)	(12)	(5)	36
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	(2)	31	(3)	26

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2013 and 2012. For the three and six months ended June 30, 2013, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $2 million of cumulative after-tax losses on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $3 million of the deferred loss as of June 30, 2013 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three and six months ended June 30, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity contracts	Cost of sales	$246	$574	$281	$423
Foreign currency contracts	Cost of sales	11	1	36	(22)
Total		$257	$575	$317	$401

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity contracts	Cost of sales	$3	$8	$5	$4
RINs fixed-price contracts	Cost of sales	(7)	—	(20)	—
Total		$(4)	$8	$(15)	$4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products globally and in the regions where we operate;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining and ethanol industry fundamentals.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined products;

•	demand for, and supplies of, refined products such as gasoline, diesel fuel, jet fuel, petrochemicals, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for ethanol and other alternative fuels;

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

OVERVIEW AND OUTLOOK

Overview
For the second quarter of 2013, we reported net income attributable to Valero stockholders of $466 million, or $0.85 per share (assuming dilution), compared to $831 million, or $1.50 per share (assuming dilution), for the second quarter of 2012.
The decrease in net income attributable to Valero stockholders of $365 million was primarily due to the decrease of $553 million in our operating income as outlined by business segment in the following table (in millions):

	Three Months Ended June 30,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$921	$1,364	$(443)
Retail	39	172	(133)
Ethanol	95	5	90
Corporate	(247)	(180)	(67)
Total	$808	$1,361	$(553)

The $443 million decrease in refining segment operating income in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to lower refining margins in each of our regions. The decrease in refining margins was the result of significantly lower discounts for sour crude oils, higher costs of biofuel credits (primarily Renewable Identification Numbers (RINs) needed to comply with the U.S. federal Renewable Fuel Standard (RFS)), and higher natural gas costs.
On May 1, 2013, we completed the separation of our retail business, creating an independent public company named CST Brands, Inc. (CST), and as a result, we no longer operate a retail business. Therefore, retail segment operating income for the second quarter of 2013 reflects the operations of our former retail business for only the month of April 2013, which is the primary reason for the $133 million decrease in retail segment operating income in the second quarter of 2013 compared to the second quarter of 2012. The separation of our retail business is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.
Our ethanol segment operating income in the second quarter of 2013 increased $90 million compared to the second quarter of 2012 due to higher gross margins per gallon and higher production volumes. Ethanol prices increased quarter over quarter due to a decrease in the supply of ethanol resulting from lower industry production volumes throughout 2012 and the first quarter of 2013. Demand for ethanol, however, remained consistent and drove the increase in ethanol prices as supplies were decreasing. We increased our production of ethanol in the second quarter of 2013 to capture the improved economics of higher gross margins per gallon during the quarter.
For the first six months of 2013, we reported net income attributable to Valero stockholders of $1.1 billion, or $2.03 per share (assuming dilution), compared to $399 million, or $0.72 per share (assuming dilution), for the first six months of 2012.

The increase in net income attributable to Valero stockholders of $721 million was primarily due to the increase of $752 million in our operating income as outlined by business segment in the following table (in millions):

	Six Months Ended June 30,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$2,133	$1,245	$888
Retail	81	212	(131)
Ethanol	109	14	95
Corporate	(454)	(354)	(100)
Total	$1,869	$1,117	$752
The results for the first six months of 2012 were significantly impacted by asset impairment losses of $611 million primarily related to our Aruba Refinery, which are further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements. Excluding these noncash asset impairment losses, total operating income for the first six months of 2012 would have been $1.7 billion and the increase in total operating income and refining segment operating income in the first six months of 2013 compared to the first six months of 2012 would have been $141 million and $277 million, respectively.
The $277 million increase in refining segment operating income in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher refining margins in most of our regions, which resulted from improved gasoline and distillate margins. These improvements, however, were negatively impacted by higher costs of biofuel credits (primarily RINs in the U.S.), and higher natural gas costs during the second quarter of 2013. The $131 million decrease in retail segment operating income in the first six months of 2013 compared to the first six months of 2012 was primarily due to the separation of our retail business on May 1, 2013, as previously discussed, and the reasons for the $95 million increase in ethanol segment operating income between the six-month periods are also consistent with those previously discussed.
Outlook
During 2011, 2012 and the first quarter of 2013, our refining segment benefited from processing heavy sour crude oils (such as Maya crude oil) due to the favorable discounts between the price of this type of crude oil and the price of Brent crude oil. Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. During the second quarter of 2013, the discount in the price of heavy sour crude oils compared to the price of Brent crude oil narrowed significantly and negatively impacted our refining margins. For the remainder of 2013, we expect the discounts on heavy sour crude oils to improve as heavy Canadian crude oils are transported into the U.S. Gulf Coast region and increased offshore production in the U.S. Gulf Coast is anticipated. Energy markets and margins are volatile, and we expect them to continue to be volatile in the near to mid-term.
We are obligated to blend biofuels into the products we produce, and because we are unable to blend biofuels at the applicable rates, we must purchase biofuel credits (primarily RINs in the U.S.) in the open market and are therefore exposed to the volatility in the market price of these credits. During the first six months of 2013, the market price of RINs increased significantly, resulting in higher costs. As further discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, the cost of meeting our obligations under various biofuel blending compliance programs was $267 million for the first six months of 2013. We estimate that the cost of meeting our obligation for the full year of 2013 will be between $600 million and $800 million based on recent prices for these biofuel credits and our estimate of the expected purchase requirement.
We continue to evaluate forming a master limited partnership for our portfolio of logistics assets.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights (a)
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2013	2012	Change
Operating revenues	$34,034	$34,662	$(628)
Costs and expenses:
Cost of sales	31,523	31,621	(98)
Operating expenses:
Refining	906	868	38
Retail	57	170	(113)
Ethanol	102	85	17
General and administrative expenses	233	171	62
Depreciation and amortization expense:
Refining	369	338	31
Retail	11	29	(18)
Ethanol	11	10	1
Corporate	14	9	5
Total costs and expenses	33,226	33,301	(75)
Operating income	808	1,361	(553)
Other income (expense), net	11	(5)	16
Interest and debt expense, net of capitalized interest	(78)	(74)	(4)
Income before income tax expense	741	1,282	(541)
Income tax expense	276	452	(176)
Net income	465	830	(365)
Less: Net loss attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Valero stockholders	$466	$831	$(365)

Earnings per common share – assuming dilution	$0.85	$1.50	$(0.65)
________________
See note references on page 43.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2013	2012	Change
Refining:
Operating income	$921	$1,364	$(443)
Throughput margin per barrel (b)	$9.26	$10.63	$(1.37)
Operating costs per barrel:
Operating expenses	3.82	3.59	0.23
Depreciation and amortization expense	1.56	1.40	0.16
Total operating costs per barrel	5.38	4.99	0.39
Operating income per barrel	$3.88	$5.64	$(1.76)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	488	390	98
Medium/light sour crude	463	609	(146)
Sweet crude	896	1,022	(126)
Residuals	315	215	100
Other feedstocks	120	122	(2)
Total feedstocks	2,282	2,358	(76)
Blendstocks and other	324	300	24
Total throughput volumes	2,606	2,658	(52)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,281	1,294	(13)
Distillates	910	918	(8)
Other products (c)	441	469	(28)
Total yields	2,632	2,681	(49)
_______________
See note references on page 43.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2013	2012	Change
U.S. Gulf Coast:
Operating income	$414	$637	$(223)
Throughput volumes (thousand barrels per day)	1,530	1,491	39
Throughput margin per barrel (b)	$8.12	$9.50	$(1.38)
Operating costs per barrel:
Operating expenses	3.63	3.40	0.23
Depreciation and amortization expense	1.51	1.41	0.10
Total operating costs per barrel	5.14	4.81	0.33
Operating income per barrel	$2.98	$4.69	$(1.71)

U.S. Mid-Continent:
Operating income	$343	$444	$(101)
Throughput volumes (thousand barrels per day)	422	404	18
Throughput margin per barrel (b)	$14.20	$17.61	$(3.41)
Operating costs per barrel:
Operating expenses	3.69	3.97	(0.28)
Depreciation and amortization expense	1.59	1.55	0.04
Total operating costs per barrel	5.28	5.52	(0.24)
Operating income per barrel	$8.92	$12.09	$(3.17)

North Atlantic:
Operating income	$70	$172	$(102)
Throughput volumes (thousand barrels per day)	370	473	(103)
Throughput margin per barrel (b)	$7.18	$8.01	$(0.83)
Operating costs per barrel:
Operating expenses	3.90	3.22	0.68
Depreciation and amortization expense	1.20	0.80	0.40
Total operating costs per barrel	5.10	4.02	1.08
Operating income per barrel	$2.08	$3.99	$(1.91)

U.S. West Coast:
Operating income	$94	$111	$(17)
Throughput volumes (thousand barrels per day)	284	290	(6)
Throughput margin per barrel (b)	$10.81	$10.95	$(0.14)
Operating costs per barrel:
Operating expenses	4.93	4.62	0.31
Depreciation and amortization expense	2.22	2.11	0.11
Total operating costs per barrel	7.15	6.73	0.42
Operating income per barrel	$3.66	$4.22	$(0.56)

Total refining operating income	$921	$1,364	$(443)
_______________
See note references on page 43.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended June 30,
	2013	2012	Change
Feedstocks:
Brent crude oil	$103.36	$108.95	$(5.59)
Brent less WTI crude oil	9.17	15.51	(6.34)
Brent less Alaska North Slope (ANS) crude oil	(0.91)	(0.65)	(0.26)
Brent less Louisiana Light Sweet (LLS) crude oil	(1.78)	0.02	(1.80)
Brent less Mars crude oil	3.53	4.22	(0.69)
Brent less Maya crude oil	5.46	9.86	(4.40)
LLS crude oil	105.14	108.93	(3.79)
LLS less Mars crude oil	5.31	4.20	1.11
LLS less Maya crude oil	7.24	9.84	(2.60)
WTI crude oil	94.19	93.44	0.75

Natural gas (dollars per million British thermal units)	4.00	2.24	1.76

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	9.73	8.32	1.41
Ultra-low-sulfur diesel less Brent	16.79	14.65	2.14
Propylene less Brent	(6.76)	(10.39)	3.63
Conventional 87 gasoline less LLS	7.95	8.34	(0.39)
Ultra-low-sulfur diesel less LLS	15.01	14.67	0.34
Propylene less LLS	(8.54)	(10.37)	1.83
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	26.11	27.33	(1.22)
Ultra-low-sulfur diesel less WTI	29.30	30.32	(1.02)
North Atlantic:
Conventional 87 gasoline less Brent	11.34	12.43	(1.09)
Ultra-low-sulfur diesel less Brent	18.17	16.11	2.06
U.S. West Coast:
CARBOB 87 gasoline less ANS	21.18	18.20	2.98
CARB diesel less ANS	17.09	15.09	2.00
CARBOB 87 gasoline less WTI	31.26	34.36	(3.10)
CARB diesel less WTI	27.17	31.25	(4.08)
New York Harbor corn crush (dollars per gallon)	0.28	(0.06)	0.34
_______________
See note references on page 43.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2013	2012	Change
Retail:
Operating income	$39	$172	$(133)

Ethanol:
Operating income	$95	$5	$90
Production (thousand gallons per day)	3,508	3,352	156
Gross margin per gallon of production (b)	$0.65	$0.32	$0.33
Operating costs per gallon of production:
Operating expenses	0.32	0.28	0.04
Depreciation and amortization expense	0.03	0.03	—
Total operating costs per gallon of production	0.35	0.31	0.04
Operating income per gallon of production	$0.30	$0.01	$0.29
_______________
See note references below.

The following notes relate to references on pages 39 through 43.

(a)
On May 1, 2013, we completed the separation of our retail business to CST. This transaction is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us, which is reflected in “other income (expense), net” in the three months ended June 30, 2013. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income.

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

General
Operating revenues decreased $628 million (or 2 percent) in the second quarter of 2013 compared to the second quarter of 2012 primarily as a result of lower average refined product prices between the two periods related to our refining segment operations. Operating income decreased $553 million in the second quarter of 2013 compared to the second quarter of 2012 primarily due to a $443 million decrease in refining segment operating income, a $133 million decrease in retail segment operating income, and a $62 million increase in general and administrative expenses. These decreases in operating income, however, were partially offset by a $90 million increase in ethanol segment operating income. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income decreased $443 million from $1.4 billion in the second quarter of 2012 to $921 million in the second quarter of 2013 due to a $374 million decrease in refining margin, a $38 million increase in operating expenses, and a $31 million increase in depreciation and amortization expense.

Refining margin decreased $374 million (a $1.37 per barrel decrease) for the second quarter of 2013 compared to the second quarter of 2012 primarily due to the following:

•
Lower discounts on heavy sour crude oils - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. During the second quarter of 2013, the discount in the price of heavy sour crude oils compared to the price of Brent crude oil narrowed significantly. For example, Maya crude oil, which is a sour crude oil, sold at a discount of $5.46 per barrel to Brent crude oil during the second quarter of 2013 compared to a discount of $9.86 per barrel during the second quarter of 2012, representing an unfavorable decrease of $4.40 per barrel. Therefore, the lower discount on the sour crude oils we processed negatively impacted our refining margin. We estimate that the decrease in the discounts for heavy sour crude oils that we processed had a negative impact to our refining margin of approximately $195 million, quarter versus quarter.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligations under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $78 million from $59 million in the second quarter of 2012 to $137 million in the second quarter of 2013. This increase was due to an increase in the market price of RINs caused by an ongoing expectation in the market of a shortage in available RINs by early next year when the RFS requires increased volumes of biofuel to be blended into refined products and a resulting increase in demand for RINs.

•
Higher natural gas prices - During the second quarter of 2013, natural gas prices increased to an average market price of $4.00 per mmBtu from $2.24 per mmBtu in the second quarter of 2012, resulting in an increase in natural gas costs and a corresponding decrease in our refining margin of approximately $57 million. Natural gas prices increased in 2013 due to a reduced supply of natural gas combined with the expected increase in demand from power generation plants as they switch from coal to natural gas. We use natural gas as a feedstock to produce hydrogen that is used in the refining process; therefore, the cost of natural gas impacts our refining margin as well as our operating expenses, which are discussed below.

The increase of $38 million in operating expenses was primarily due to a $50 million increase in energy costs related to higher natural gas costs and an $18 million increase in maintenance expenses due to higher maintenance activities in the second quarter of 2013 related to outages at our Meraux and Port Arthur Refineries. These increases were partially offset by a $23 million decrease in operating expenses incurred by our Aruba Refinery, whose operations were suspended in March 2012.

The increase of $31 million in depreciation and amortization expense was due to additional depreciation expense associated with new capital projects that began operating subsequent to the second quarter of 2012, consisting primarily of the new hydrocracker at our Port Arthur Refinery that began operating in late 2012.

Retail
Retail segment operating income was $39 million for the second quarter of 2013 compared to $172 million for the second quarter of 2012. The $133 million decrease was primarily due to the separation of our retail business on May 1, 2013, which is more fully described in Note 2 of Notes to Consolidated Financial Statements. As a result of the separation, retail segment operating income for the second quarter of 2013 reflects the operations of our former retail business for only the month of April 2013.
Ethanol
Ethanol segment operating income was $95 million in the second quarter of 2013 compared to $5 million in the second quarter of 2012. The $90 million increase in operating income was primarily due to a $108 million increase in gross margin (a $0.33 per gallon increase), partially offset by a $17 million increase in operating expenses.
Gross margin increased primarily due to higher ethanol prices combined with increased ethanol production volumes between the second quarter of 2012 and the second quarter of 2013. Ethanol prices increased quarter over quarter due to a decrease in the supply of ethanol in the market. The decrease in supply resulted from reduced production in 2012 and early 2013 as the industry responded to a narrowing of gross margins, which were due to higher corn prices primarily caused by the drought in the corn-producing regions of the U.S. Mid-Continent that began in the second quarter of 2012. By the first quarter of 2013, ethanol inventory levels in the U.S. had declined to their lowest level in over three years and as a result, prices increased significantly beginning late in the first quarter of 2013. These price increases and increased demand resulted in higher production volumes, and our production volumes increased by 156,000 gallons per day between the comparable periods.

The $17 million increase in operating expenses during the second quarter of 2013 was due to a $17 million increase in energy costs primarily resulting from higher natural gas prices during the second quarter of 2013.

Corporate Expenses and Other
General and administrative expenses increased $62 million from the second quarter of 2012 to the second quarter of 2013 primarily due to $52 million of environmental and legal reserves that were recorded in the second quarter of 2013 and $30 million for transaction costs related to the separation of our retail business on May 1, 2013. These increases were partially offset by decreases in various other miscellaneous expenses.
“Interest and debt expense, net of capitalized interest” for the second quarter of 2013 increased $4 million from the second quarter of 2012. This increase was primarily due to an $8 million decrease in capitalized interest due to a corresponding decrease in capital expenditures, partially offset by a $13 million favorable impact from the decrease in average borrowings between the quarters.
Income tax expense decreased $176 million from the second quarter of 2012 to the second quarter of 2013 mainly as a result of lower income before income tax expense. Income tax expense for the three months ended June 30, 2013 also included $9 million incurred as a result of the separation of our retail business on May 1, 2013.

Financial Highlights (a)
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2013	2012	Change
Operating revenues	$67,508	$69,829	$(2,321)
Costs and expenses:
Cost of sales	62,208	64,656	(2,448)
Operating expenses:
Refining	1,782	1,832	(50)
Retail	226	336	(110)
Ethanol	179	172	7
General and administrative expenses	409	335	74
Depreciation and amortization expense:
Refining	727	675	52
Retail	41	56	(15)
Ethanol	22	20	2
Corporate	45	19	26
Asset impairment losses (b)	—	611	(611)
Total costs and expenses	65,639	68,712	(3,073)
Operating income	1,869	1,117	752
Other income, net	25	1	24
Interest and debt expense, net of capitalized interest	(161)	(173)	12
Income before income tax expense	1,733	945	788
Income tax expense	616	547	69
Net income	1,117	398	719
Less: Net loss attributable to noncontrolling interests	(3)	(1)	(2)
Net income attributable to Valero stockholders	$1,120	$399	$721

Earnings per common share – assuming dilution	$2.03	$0.72	$1.31
_______________
See note references on page 50.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2013	2012	Change
Refining:
Operating income	$2,133	$1,245	$888
Throughput margin per barrel (c)	$9.92	$9.20	$0.72
Operating costs per barrel:
Operating expenses (b)	3.81	3.86	(0.05)
Depreciation and amortization expense	1.55	1.43	0.12
Total operating costs per barrel	5.36	5.29	0.07
Operating income per barrel	$4.56	$3.91	$0.65

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	491	420	71
Medium/light sour crude	441	582	(141)
Sweet crude	992	989	3
Residuals	270	192	78
Other feedstocks	101	133	(32)
Total feedstocks	2,295	2,316	(21)
Blendstocks and other	291	290	1
Total throughput volumes	2,586	2,606	(20)

Yields (thousand barrels per day):
Gasolines and blendstocks	1,239	1,243	(4)
Distillates	910	915	(5)
Other products (d)	461	468	(7)
Total yields	2,610	2,626	(16)
_______________
See note references on page 50.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2013	2012	Change
U.S. Gulf Coast (b):
Operating income	$1,005	$872	$133
Throughput volumes (thousand barrels per day)	1,476	1,483	(7)
Throughput margin per barrel (c)	$9.02	$8.21	$0.81
Operating costs per barrel:
Operating expenses	3.70	3.53	0.17
Depreciation and amortization expense	1.56	1.45	0.11
Total operating costs per barrel	5.26	4.98	0.28
Operating income per barrel	$3.76	$3.23	$0.53

U.S. Mid-Continent:
Operating income	$820	$698	$122
Throughput volumes (thousand barrels per day)	423	401	22
Throughput margin per barrel (c)	$15.80	$15.72	$0.08
Operating costs per barrel:
Operating expenses	3.53	4.64	(1.11)
Depreciation and amortization expense	1.57	1.52	0.05
Total operating costs per barrel	5.10	6.16	(1.06)
Operating income per barrel	$10.70	$9.56	$1.14

North Atlantic:
Operating income	$256	$233	$23
Throughput volumes (thousand barrels per day)	427	467	(40)
Throughput margin per barrel (c)	$7.89	$6.84	$1.05
Operating costs per barrel:
Operating expenses	3.57	3.37	0.20
Depreciation and amortization expense	1.01	0.73	0.28
Total operating costs per barrel	4.58	4.10	0.48
Operating income per barrel	$3.31	$2.74	$0.57

U.S. West Coast:
Operating income	$52	$53	$(1)
Throughput volumes (thousand barrels per day)	260	255	5
Throughput margin per barrel (c)	$8.76	$8.96	$(0.20)
Operating costs per barrel:
Operating expenses	5.27	5.46	(0.19)
Depreciation and amortization expense	2.38	2.35	0.03
Total operating costs per barrel	7.65	7.81	(0.16)
Operating income per barrel	$1.11	$1.15	$(0.04)

Operating income for regions above	$2,133	$1,856	$277
Asset impairment losses (b)	—	(611)	611
Total refining operating income	$2,133	$1,245	$888
_______________
See note references on page 50.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Six Months Ended June 30,
	2013	2012	Change
Feedstocks:
Brent crude oil	$108.00	$113.64	$(5.64)
Brent less WTI crude oil	13.75	15.48	(1.73)
Brent less ANS crude oil	0.70	(0.01)	0.71
Brent less LLS crude oil	(2.13)	(0.91)	(1.22)
Brent less Mars crude oil	2.93	3.30	(0.37)
Brent less Maya crude oil	7.57	9.59	(2.02)
LLS crude oil	110.13	114.55	(4.42)
LLS less Mars crude oil	5.06	4.21	0.85
LLS less Maya crude oil	9.70	10.50	(0.80)
WTI crude oil	94.25	98.16	(3.91)

Natural gas (dollars per million British thermal units)	3.72	2.32	1.40

Products:
U.S. Gulf Coast:
Conventional 87 gasoline less Brent	8.14	7.72	0.42
Ultra-low-sulfur diesel less Brent	16.88	14.44	2.44
Propylene less Brent	(0.14)	(11.44)	11.30
Conventional 87 gasoline less LLS	6.01	6.81	(0.80)
Ultra-low-sulfur diesel less LLS	14.75	13.53	1.22
Propylene less LLS	(2.27)	(12.35)	10.08
U.S. Mid-Continent:
Conventional 87 gasoline less WTI	24.97	22.80	2.17
Ultra-low-sulfur diesel less WTI	32.39	29.03	3.36
North Atlantic:
Conventional 87 gasoline less Brent	11.15	10.08	1.07
Ultra-low-sulfur diesel less Brent	18.44	15.99	2.45
U.S. West Coast:
CARBOB 87 gasoline less ANS	17.64	16.22	1.42
CARB diesel less ANS	19.23	16.69	2.54
CARBOB 87 gasoline less WTI	30.69	31.71	(1.02)
CARB diesel less WTI	32.28	32.18	0.10
New York Harbor corn crush (dollars per gallon)	0.10	(0.05)	0.15
_______________
See note references on page 50.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2013	2012	Change
Retail:
Operating income	$81	$212	$(131)

Ethanol:
Operating income	$109	$14	$95
Production (thousand gallons per day)	3,112	3,415	(303)
Gross margin per gallon of production (c)	$0.55	$0.33	$0.22
Operating costs per gallon of production:
Operating expenses	0.32	0.28	0.04
Depreciation and amortization expense	0.04	0.03	0.01
Total operating costs per gallon of production	0.36	0.31	0.05
Operating income per gallon of production	$0.19	$0.02	$0.17
_______________
See note references below.

The following notes relate to references on pages 46 through 50.

(a)
On May 1, 2013, we completed the separation of our retail business to CST. This transaction is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us, which is reflected in “other income (expense), net” in the six months ended June 30, 2013. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income.

(b)
Asset impairment losses for the six months ended June 30, 2012 include a $595 million loss on the write down of the Aruba Refinery and a $16 million loss related to equipment associated with a permanently cancelled capital project at another refinery. The asset impairment loss related to the Aruba Refinery resulted from our decision in March 2012 to suspend refining operations at the refinery. Subsequently, in September 2012, we suspended refining operations indefinitely and reorganized the refinery into a crude oil and refined products terminal; however, we continue to maintain the refining assets to allow them to be restarted and do not consider them abandoned. The total asset impairment loss of $611 million ($605 million after taxes) is reflected in refining segment operating income for the six months ended June 30, 2012, but it is excluded from operating costs per barrel and operating income per barrel for the refining segment and U.S. Gulf Coast region.

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

General
Operating revenues decreased $2.3 billion (or 3 percent) in the first six months of 2013 compared to the first six months of 2012 primarily as a result of lower average refined product prices between the two periods related to our refining segment operations. However, operating income increased $752 million in the first six months of 2013 compared to the first six months of 2012 primarily due to an $888 million increase in refining segment operating income and a $95 million increase in ethanol segment operating income, partially offset by a $131 million decrease in retail segment operating income and a $74 million increase in general and administrative expenses. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income increased $888 million from $1.2 billion in the first six months of 2012 to $2.1 billion in the first six months of 2013. This increase, however, was largely the result of $611 million in asset impairment losses in the first six months of 2012 primarily related to our Aruba Refinery, which is more fully described in Note 3 of Condensed Notes to Consolidated Financial Statements. Excluding the prior year asset impairment losses, refining segment operating income increased $277 million due to a $279 million increase in refining margin and a $50 million decrease in operating expenses, partially offset by a $52 million increase in depreciation and amortization expense.

Refining margin increased $279 million (a $0.72 per barrel increase) in the first six months of 2013 compared to the first six months of 2012, primarily due to the following:

•
Increase in gasoline and distillate margins - We experienced improved gasoline and distillate margins throughout all our regions for the first six months of 2013 compared to the first six months of 2012. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent conventional 87 gasoline was $24.97 per barrel for the first six months of 2013 compared to $22.80 per barrel for the first six months of 2012, representing a favorable increase of $2.17 per barrel. In addition the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel (a type of distillate) was $32.39 per barrel for the first six months of 2013 as compared to $29.03 per barrel for the first six months of 2012, representing a favorable increase of $3.36 per barrel. We estimate that the increases in gasoline and distillate margins per barrel in the first six months of 2013 compared to the first six months of 2012 had a positive impact to our refining margin of approximately $130 million and $400 million, respectively, for all refining regions.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $141 million from $126 million for the first six months of 2012 to $267 million in the first six months of 2013. This increase was due to an increase in the market price of RINs caused by an ongoing expectation in the market of a shortage in available RINs by early next year when the RFS requires increased volumes of biofuel to be blended into refined products and a resulting increase in demand for RINs.

•
Higher natural gas prices - During the first six months of 2013, natural gas prices increased to an average market price of $3.72 per mmBtu from $2.32 per mmBtu in the first six months of 2012, resulting in an increase in natural gas costs and a corresponding decrease in our refining margin of approximately $83 million. Natural gas prices increased in 2013 due to a reduced supply of natural gas combined with the expected increase in demand from power generation plants as they switch from coal to natural gas. We use natural gas as a feedstock to produce hydrogen that is used in the refining process; therefore, the cost of natural gas impacts our refining margin as well as our operating expenses, which are discussed below.

The decrease of $50 million in operating expenses was primarily due to a $65 million decrease in operating expenses incurred by the Aruba Refinery, whose operations were suspended in March 2012, a $41 million decrease in maintenance expenses due to higher maintenance activities in the first quarter of 2012, and a $43 million decrease in insurance and other expense primarily due to a $32 million decrease in insurance reserves related to the favorable settlement of a lawsuit. These decreases were partially offset by a $111 million increase in energy costs related to higher natural gas costs.

The increase of $52 million in depreciation and amortization expense was due to additional depreciation expense associated with new capital projects that began operating subsequent to the second quarter of 2012, consisting primarily of the new hydrocracker at our Port Arthur Refinery that began operating in late 2012.

Retail
Retail segment operating income was $81 million for the first six months of 2013 compared to $212 million for the first six months of 2012. The $131 million decrease was primarily due to the separation of our retail business on May 1, 2013, which is more fully described in Note 2 of Notes to Consolidated Financial Statements. As a result of the separation, retail segment operating income for the first six months of 2013 reflects the operations of our former retail business for the first four months of 2013.
Ethanol
Ethanol segment operating income was $109 million in the first six months of 2013 compared to $14 million in the first six months of 2012. The $95 million increase in operating income was primarily due to a $104 million increase in gross margin (a $0.22 per gallon increase), partially offset by a $7 million increase in operating expenses.

Gross margin increased primarily due to higher ethanol prices between the first six months of 2012 and the first six months of 2013. Gross margin per gallon was $0.55 per gallon for the first six months of 2013 compared to $0.33 per gallon for the first six months of 2012. Ethanol prices increased period over period due to a decrease in the supply of ethanol in the market. The decrease in supply resulted from reduced production in 2012 and early 2013 as the industry responded to a narrowing of gross margins, which were due to higher corn prices primarily caused by the drought in the corn-producing regions of the U.S. Mid-Continent that began in the second quarter of 2012. By the first quarter of 2013, ethanol inventory levels in the U.S. had declined to their lowest level in over three years and as a result, prices increased significantly beginning late in the first quarter of 2013. These price increases and increased demand resulted in higher industry production volumes. Despite the increase in production that occurred during the second quarter of 2013, our ethanol production decreased 303,000 gallons per day in the first six months of 2013 compared to the first six months of 2012 because three plants that were idled during the last half of 2012 did not restart production until late in the first quarter of 2013.

The $7 million increase in operating expenses during the first six months of 2013 compared to the first six months of 2012 was primarily due to an increase in energy costs compared to the first six months of 2012 resulting from the higher natural gas prices during the first six months of 2013.

Corporate Expenses and Other
General and administrative expenses increased $74 million from the first six months of 2012 to the first six months of 2013 primarily due to $52 million of environmental and legal reserves that were recorded in the second quarter of 2013 and $30 million for transaction costs related to the separation of our retail business on May 1, 2013. These increases were partially offset by decreases in various other miscellaneous expenses. The increase in corporate depreciation and amortization expense was primarily due to $20 million of losses incurred on the sale of certain corporate property.

“Interest and debt expense, net of capitalized interest” for the first six months of 2013 decreased $12 million from the first six months of 2012. This decrease was primarily due to a $26 million favorable impact from the decrease in average borrowings and a $12 million write-off of unamortized debt discounts related to the early redemption of certain industrial revenue bonds in the first quarter of 2012, partially offset by a $20 million decrease in capitalized interest due to a corresponding decrease in capital expenditures between the two periods.

Income tax expense increased $69 million from the first six months of 2012 to the first six months of 2013 mainly as a result of higher income before income tax expense. However, the variation in the customary relationship between income tax expense and income before income tax expense for the six months ended June 30, 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $595 million related to the Aruba Refinery as we did not expect to realize a tax benefit from these losses. Income tax expense for the six months ended June 30, 2013 also included $9 million incurred as a result of the separation of our retail business on May 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2013 and 2012
Net cash provided by operating activities for the first six months of 2013 of $2.8 billion was generated primarily from operating income discussed above under “RESULTS OF OPERATIONS” combined with favorable changes in current assets and current liabilities. Net cash provided by operating activities for the first six months of 2012 was also $2.8 billion and was generated from operating income excluding the asset impairment losses combined with favorable changes in current assets and current liabilities. The changes in cash provided by or used in working capital during the first six months of 2013 and 2012 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities combined with $735 million of net cash received in connection with the separation of our retail business (consisting of $550 million of proceeds on short-term debt, a $500 million cash distribution from CST less $315 million of cash retained by CST) were used mainly to:

•	fund $1.7 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled long-term note repayments of $480 million;

•	purchase common stock for treasury of $560 million;

•	pay common stock dividends of $220 million; and

•	increase available cash on hand by $675 million.
The net cash provided by operating activities during the first six months of 2012 combined with $160 million of proceeds on a note receivable related to the sale of the Paulsboro Refinery, $300 million of proceeds from the remarketing of the 4.0% Gulf Opportunity Zone Revenue Bonds Series 2010, $1.1 billion in borrowings under our revolving credit facility, and $1.3 billion of proceeds from the sale of receivables under our accounts receivable sales facility were used mainly to:

•	fund $1.7 billion of capital expenditures and deferred turnaround and catalyst costs;

•	redeem our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds for $108 million;

•	make scheduled long-term note repayments of $754 million;

•	repay borrowings under our revolving credit facility of $1.1 billion;

•	make a repayment under our accounts receivable sales facility of $1.5 billion;

•	purchase common stock for treasury of $147 million;

•	pay common stock dividends of $166 million; and

•	increase available cash on hand by $271 million.
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

We make improvements to our refineries in order to maintain and enhance their operating reliability, to meet environmental obligations with respect to reducing emissions and removing prohibited elements from the products we produce, or to enhance their profitability. Reliability and environmental improvements generally do not increase the throughput capacities of our refineries. Improvements that enhance refinery profitability may increase throughput capacity, but many of these improvements allow our refineries to process different types of crude oil and refine crude oil into products with higher market values. Therefore, many of our improvements do not increase throughput capacity significantly.

During the six months ended June 30, 2013, we expended $1.2 billion for capital expenditures and $449 million for deferred turnaround and catalyst costs. Capital expenditures for the six months ended June 30, 2013 included $40 million of costs related to environmental projects.

For 2013, we expect to incur approximately $2.85 billion for capital investments of which approximately $100 million is for environmental projects and approximately $650 million is for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of June 30, 2013, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of our business with respect to these contractual obligations during the six months ended June 30, 2013.

As of June 2013, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. In July 2013, we amended this facility to extend the maturity date to July 2014.

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

Rating Agency	Rating
Moody’s Investors Service	Baa2 (stable outlook)
Standard & Poor’s Ratings Services	BBB (negative outlook)
Fitch Ratings	BBB (stable outlook)
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
Other Commercial Commitments
As of June 30, 2013, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2014		$250
Revolving credit facility		$3,000	December 2016		$59
Canadian revolving credit facility	C$	50	November 2013	C$	9

As of June 30, 2013, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of June 30, 2013 expire during 2013 and 2014.

Other Matters Impacting Liquidity and Capital Resources
Pension Plan Funded Status
In February 2013, we announced amendments to certain of our pension plans that reduced our benefit costs and obligations for 2013 and future years, as further discussed in Note 8 of Condensed Notes to Consolidated Financial Statements. As a result of these plan amendments, management reduced its discretionary contributions to our pension plans by $100 million, resulting in expected contributions to our pension plans of $45 million for 2013. In addition, we plan to contribute approximately $21 million to our other postretirement benefit plans during 2013.

Stock Purchase Programs
As of June 30, 2013, we have approvals under common stock purchase programs to purchase approximately $3.0 billion of our common stock.

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

Tax Matters
As of June 30, 2013, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2009. We have received Revenue Agent Reports in connection with all of these audits, and we are vigorously contesting certain tax positions and assertions from the IRS. We have made significant progress during the six months ended June 30, 2013 in resolving certain of these matters with the IRS and have agreed to settle the audit related to the 2004 and 2005 tax years for a group of our subsidiaries. We expect to finalize the settlement agreement within the next six months for an amount consistent with the recorded amount of unrecognized tax benefits associated with that audit. We are continuing to work with the IRS to resolve the remaining matters and we believe that they will also be resolved for amounts that do not exceed the recorded amounts of unrecognized tax benefits associated with these matters. As of June 30, 2013, the total amount of unrecognized tax benefits was $386 million, with $8 million reflected in “income taxes payable” and $378 million reflected in “other long-term liabilities”, and this total amount did not change significantly during the six months ended June 30, 2013. We do not believe that settlement agreements related to the remaining audits will be finalized and that cash will be paid to the IRS in connection with such settlements within the next 12 months, but the complexity of these matters makes it difficult to predict the timing of their resolution. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.
Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of June 30, 2013, $995 million of our cash and temporary cash investments was held by our international subsidiaries.

Financial Regulatory Reform
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act). Key provisions of the Wall Street Reform Act create new statutory requirements that require most derivative instruments to be traded on exchanges and routed through clearinghouses, as well as impose new recordkeeping and reporting responsibilities on market participants. While certain final rules implementing the Wall Street Reform Act became effective in the fourth quarter of 2012, others continue to become effective in 2013 and 2014. Although we cannot predict the ultimate impact of these rules, which may result in higher clearing costs and more reporting requirements with respect to our derivative activities, we believe they will not have a material impact on our financial position, results of operations, or liquidity.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
June 30, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(157)	$(9)
10% decrease in underlying commodity prices	154	(11)

December 31, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(131)	(9)
10% decrease in underlying commodity prices	135	(1)

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2013.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2013 or December 31, 2012.

	June 30, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$200	$475	$—	$950	$4,824	$6,449	$7,636
Average interest rate	—%	4.8%	5.2%	—%	6.4%	7.3%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$480	$200	$475	$—	$950	$4,824	$6,929	$8,521
Average interest rate	5.5%	4.8%	5.2%	—%	6.4%	7.3%	6.8%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%
FOREIGN CURRENCY RISK
As of June 30, 2013, we had commitments to purchase $581 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before July 31, 2013, resulting in an immaterial loss in the third quarter of 2013.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. We manage this risk by purchasing credits when prices are deemed favorable. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2012, or our quarterly report on Form 10-Q for the quarter ended March 31, 2013.
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 6 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation Matters.”

Environmental Enforcement Matters
While it is impossible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our financial position or results of operations. We are reporting these proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials in the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

EPA (McKee Refinery). In the second quarter of 2013, the EPA issued a proposed penalty demand of $112,000 based on alleged findings from its 2012 investigation at our McKee Refinery under the EPA’s Risk Management Program. We are working with the EPA to resolve this matter.

EPA (St. Charles Refinery). In the second quarter of 2013, the EPA issued to our St. Charles Refinery a draft Compliance Agreement and Final Order assessing a penalty of $440,000 for various alleged violations under the Clean Air Act’s Section 112(r) and the EPA’s Risk Management Program. We are working with the EPA to resolve this matter.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). In our annual report on Form 10-K for the year ended December 31, 2012, we disclosed that the SCAQMD had issued multiple notices of violation (NOVs) to our Wilmington Refinery for alleged reporting violations and excess emissions. In the second quarter of 2013, we resolved five of these NOVs. We continue to work with the SCAQMD to resolve the remaining outstanding NOVs issued in 2012 and 2013.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2013	2,873,547	$41.84	2,873,547	—	$3.0 billion
May 2013	12,488	$39.05	12,488	—	$3.0 billion
June 2013	3,596,933	$37.42	1,631,750	1,965,183	$3.0 billion
Total	6,482,968	$39.38	4,517,785	1,965,183	$3.0 billion

(a)
The shares reported in this column represent purchases settled during the three months ended June 30, 2013 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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
Date: August 7, 2013