Form 10-Q
period 2013-09-30
VALERO ENERGY CORP/TX
filed 2013-11-05
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2013 was 539,562,259.

VALERO ENERGY CORPORATION AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$1,908	$1,723
Receivables, net	9,126	8,167
Inventories	7,063	5,973
Income taxes receivable	108	169
Deferred income taxes	257	274
Prepaid expenses and other	131	154
Total current assets	18,593	16,460
Property, plant and equipment, at cost	33,652	34,132
Accumulated depreciation	(8,010)	(7,832)
Property, plant and equipment, net	25,642	26,300
Intangible assets, net	160	213
Deferred charges and other assets, net	1,898	1,504
Total assets	$46,293	$44,477
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$303	$586
Accounts payable	10,998	9,348
Accrued expenses	598	590
Taxes other than income taxes	1,287	1,026
Income taxes payable	96	1
Deferred income taxes	386	378
Total current liabilities	13,668	11,929
Debt and capital lease obligations, less current portion	6,261	6,463
Deferred income taxes	6,312	5,860
Other long-term liabilities	1,665	2,130
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,232	7,322
Treasury stock, at cost; 131,876,124 and 121,406,520 common shares	(6,856)	(6,437)
Retained earnings	17,804	17,032
Accumulated other comprehensive income	83	108
Total Valero Energy Corporation stockholders’ equity	18,270	18,032
Noncontrolling interests	117	63
Total equity	18,387	18,095
Total liabilities and equity	$46,293	$44,477
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$36,137	$34,726	$103,645	$104,555
Costs and expenses:
Cost of sales	33,931	31,312	96,139	95,968
Operating expenses:
Refining	954	930	2,736	2,762
Retail	—	178	226	514
Ethanol	102	76	281	248
General and administrative expenses	170	174	579	509
Depreciation and amortization expense	448	402	1,283	1,172
Asset impairment losses	—	345	—	956
Total costs and expenses	35,605	33,417	101,244	102,129
Operating income	532	1,309	2,401	2,426
Other income (expense), net	17	(2)	42	(1)
Interest and debt expense, net of capitalized interest	(102)	(70)	(263)	(243)
Income before income tax expense	447	1,237	2,180	2,182
Income tax expense	123	564	739	1,111
Net income	324	673	1,441	1,071
Less: Net income (loss) attributable to noncontrolling interests	12	(1)	9	(2)
Net income attributable to Valero Energy Corporation stockholders	$312	$674	$1,432	$1,073

Earnings per common share	$0.58	$1.22	$2.62	$1.94
Weighted-average common shares outstanding (in millions)	540	549	544	550

Earnings per common share – assuming dilution	$0.57	$1.21	$2.61	$1.93
Weighted-average common shares outstanding – assuming dilution (in millions)	545	556	549	556

Dividends per common share	$0.225	$0.175	$0.625	$0.475

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$324	$673	$1,441	$1,071

Other comprehensive income (loss):
Foreign currency translation adjustment	181	143	(87)	175

Pension and other postretirement benefits:
Gain arising during the period related to remeasurement due to plan amendments	—	—	328	—
(Gain) loss reclassified into income related to:
Net actuarial loss	14	8	43	25
Prior service credit	(9)	(5)	(24)	(15)
Net gain on pension and other postretirement benefits	5	3	347	10

Derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period	3	27	(6)	43
Net gain reclassified into income	(6)	(45)	(1)	(81)
Net loss on cash flow hedges	(3)	(18)	(7)	(38)

Other comprehensive income, before income tax expense (benefit)	183	128	253	147
Income tax expense (benefit) related to items of other comprehensive income	1	(5)	119	(9)
Other comprehensive income	182	133	134	156

Comprehensive income	506	806	1,575	1,227
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	(1)	9	(2)
Comprehensive income attributable to Valero Energy Corporation stockholders	$494	$807	$1,566	$1,229
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,441	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,283	1,172
Asset impairment losses	—	956
Noncash interest expense and other income, net	(7)	18
Stock-based compensation expense	31	29
Deferred income tax expense	488	576
Changes in current assets and current liabilities	(231)	1,191
Changes in deferred charges and credits and other operating activities, net	30	(66)
Net cash provided by operating activities	3,035	4,947
Cash flows from investing activities:
Capital expenditures	(1,690)	(2,129)
Deferred turnaround and catalyst costs	(527)	(339)
Proceeds from the sale of the Paulsboro Refinery	—	160
Minor acquisitions	—	(77)
Other investing activities, net	(56)	(28)
Net cash used in investing activities	(2,273)	(2,413)
Cash flows from financing activities:
Non-bank debt:
Borrowings	—	300
Repayments	(480)	(862)
Bank credit agreements:
Borrowings	—	1,100
Repayments	—	(1,100)
Accounts receivable sales program:
Proceeds from the sale of receivables	—	1,500
Repayments	—	(1,650)
Purchase of common stock for treasury	(589)	(148)
Proceeds from the exercise of stock options	46	36
Common stock dividends	(342)	(263)
Contributions from noncontrolling interests	45	34
Separation of retail business:
Proceeds from short-term debt	550	—
Cash distributed to Valero by CST Brands, Inc.	500	—
Cash held and retained by CST Brands, Inc. upon separation	(315)	—
Other financing activities, net	27	8
Net cash used in financing activities	(558)	(1,045)
Effect of foreign exchange rate changes on cash	(19)	36
Net increase in cash and temporary cash investments	185	1,525
Cash and temporary cash investments at beginning of period	1,723	1,024
Cash and temporary cash investments at end of period	$1,908	$2,549
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Other
The statement of cash flows for the nine months ended September 30, 2012, which was included in our Form 10‑Q for the quarterly period ended September 30, 2012, reflected an incorrect classification of $160 million in proceeds on a note receivable related to the sale of our Paulsboro Refinery in December 2010. We previously reflected such proceeds as a component of cash flows from operating activities rather than as a component of cash flows from investing activities. The statement of cash flows for the nine months ended September 30, 2012 included in this Form 10-Q for the quarterly period ended September 30, 2013 has been corrected to properly reflect the classification of those proceeds.

New Accounting Pronouncement
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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying values of the major categories of assets and liabilities of our retail business, immediately preceding its separation on May 1, 2013, which are excluded from our consolidated balance sheet as of September 30, 2013 (in millions):

Assets
Cash and temporary cash investments	$315
Credit card receivables from Valero	44
Other receivables, net	109
Inventories	170
Deferred income taxes	14
Prepaid expenses and other	13
Total current assets	665
Property, plant and equipment, at cost	1,891
Accumulated depreciation	(611)
Property, plant and equipment, net	1,280
Intangible assets, net	38
Deferred charges and other assets, net	191
Total assets	$2,174

Liabilities
Current portion of capital lease obligations	$2
Trade payable to Valero	242
Other accounts payable	96
Accrued expenses	31
Taxes other than income taxes	20
Total current liabilities	391
Debt and capital lease obligations, less current portion	1,053
Deferred income taxes	83
Other long-term liabilities	112
Total liabilities	$1,639

We retained certain environmental and other liabilities related to our former retail business and we have indemnified CST for certain self-insurance liabilities related to its employees and property.

On October 24, 2013, we borrowed $525 million under a short-term debt agreement, as further described in Note 5, with a third-party financial institution in anticipation of the liquidation of our remaining 20 percent of the outstanding shares of CST common stock. We intend to exchange our shares of CST common stock with the third-party financial institution in satisfaction of our short-term debt.

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

The variation in the customary relationship between income tax expense and income before income tax expense for the three and nine months ended September 30, 2012 was primarily due to not recognizing a tax benefit associated with the asset impairment loss of $333 million and $928 million, respectively, related to the Aruba Refinery as we do not expect to realize this tax benefit.

Cancelled Capital Project
In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries, resulting in an asset impairment loss of $16 million.

Retail Stores
We evaluated certain convenience stores operated by our former retail segment for potential impairment as of September 30, 2012 and concluded that they were impaired. We wrote down the carrying values of these stores to their estimated fair values, which totaled $5 million, resulting in an asset impairment loss of $12 million that was recorded in September 2012.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Refinery feedstocks	$3,109	$2,458
Refined products and blendstocks	3,582	2,995
Ethanol feedstocks and products	148	191
Convenience store merchandise	—	112
Materials and supplies	224	217
Inventories	$7,063	$5,973

As of September 30, 2013 and December 31, 2012, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $7.1 billion and $6.7 billion, respectively.

5.	DEBT

Bank Debt and Credit Facilities
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of December 2016. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of September 30, 2013 and December 31, 2012, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 20 percent and 23 percent, respectively. We believe that we will remain in compliance with this covenant. In addition to the Revolver, one of our Canadian subsidiaries has a committed revolving credit facility under which it may borrow and obtain letters of credit up to C$50 million.

During the nine months ended September 30, 2013, we had no borrowings or repayments under our Revolver. During the nine months ended September 30, 2012, we borrowed and repaid $1.1 billion under our Revolver. We had no borrowings or repayments under the Canadian revolving credit facility during the nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the Revolver or the Canadian revolving credit facility.

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt.

On October 24, 2013, we borrowed $525 million under a short-term debt agreement with a third-party financial institution in anticipation of the liquidation of our remaining 20 percent of the outstanding shares of CST common stock. The debt matures on December 12, 2013.

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	September 30, 2013		December 31, 2012
Letter of credit facilities		$550	June 2014		$292		$418
Revolver		$3,000	December 2016		$59		$59
Canadian revolving credit facility	C$	50	November 2013	C$	10	C$	10

As of September 30, 2013 and December 31, 2012, we had $257 million and $275 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities. We anticipate that we will be able to renew our Canadian revolving credit facility prior to its expiration in November 2013.

Non-Bank Debt
During the nine months ended September 30, 2013, the following activity occurred:

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

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Balance as of beginning of period	$100	$250
Proceeds from the sale of receivables	—	1,500
Repayments	—	(1,650)
Balance as of end of period	$100	$100

Capitalized Interest
Capitalized interest was $16 million and $59 million for the three months ended September 30, 2013 and 2012, respectively, and $101 million and $164 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity for the nine months ended September 30, 2013 and 2012 (in millions):

	2013			2012
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance as of beginning of period	$18,032	$63	$18,095	$16,423	$22	$16,445
Net income (loss)	1,432	9	1,441	1,073	(2)	1,071
Dividends	(342)	—	(342)	(263)	—	(263)
Stock-based compensation expense	31	—	31	29	—	29
Tax deduction in excess of stock-based compensation expense	31	—	31	16	—	16
Transactions in connection with stock-based compensation plans:
Stock issuances	47	—	47	36	—	36
Stock repurchases	(220)	—	(220)	(138)	—	(138)
Stock repurchases under buyback program	(396)	—	(396)	—	—	—
Separation of retail business	(479)	—	(479)	—	—	—
Contributions from noncontrolling interests	—	45	45	—	34	34
Other comprehensive income	134	—	134	156	—	156
Balance as of end of period	$18,270	$117	$18,387	$17,332	$54	$17,386

The noncontrolling interests relate to third-party ownership interests in two joint venture companies, whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows for the nine months ended September 30, 2013 and 2012 (in millions):

	2013		2012
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(121)	673	(117)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	3	—	3
Stock repurchases	—	(5)	—	(6)
Stock repurchases under buyback program	—	(9)	—	—
Balance as of end of period	673	(132)	673	(120)

Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows for the nine months ended September 30, 2013 (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$665	$(558)	$1	$108
Other comprehensive income (loss) before reclassifications	(87)	214	(4)	123
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	(1)	11
Net other comprehensive income (loss)	(87)	226	(5)	134
Separation of retail business	(159)	—	—	(159)
Balance as of September 30, 2013	$419	$(332)	$(4)	$83

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive income and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement of Income
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(14)	$(43)	(a)
Prior service credit	9	24	(a)
	(5)	(19)	Total before tax
	2	7	Tax benefit
	$(3)	$(12)	Net of tax

Gains on cash flow hedges:
Commodity contracts	$6	$1	Cost of sales
	6	1	Total before tax
	(2)	—	Tax expense
	$4	$1	Net of tax

Total reclassifications for the period	$1	$(11)	Net of tax
_________________________

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost, as further discussed in Note 8. Net periodic benefit cost is reflected in operating expenses and general and administrative expenses.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) :

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Three months ended September 30:
Service cost	$34	$35	$3	$3
Interest cost	21	23	4	5
Expected return on plan assets	(33)	(31)	—	—
Amortization of:
Net actuarial loss	14	8	—	—
Prior service cost (credit)	(5)	1	(4)	(6)
Net periodic benefit cost	$31	$36	$3	$2

Nine months ended September 30:
Service cost	$105	$105	$9	$9
Interest cost	65	69	13	16
Expected return on plan assets	(99)	(93)	—	—
Amortization of:
Net actuarial loss	43	25	—	—
Prior service cost (credit)	(14)	2	(10)	(17)
Net periodic benefit cost	$100	$108	$12	$8

On February 15, 2013, we announced changes to certain of our U.S. qualified pension plans that cover the majority of our U.S. employees who work in our refining segment and corporate operations. Benefits under our primary pension plan will change from a final average pay formula to a cash balance formula with staged effective dates that commence either on July 1, 2013 or January 1, 2015 depending on the age and service of the affected employees. All final average pay benefits will be frozen as of December 31, 2014, with all future benefits to be earned under the new cash balance formula. These plan amendments resulted in a $328 million decrease to pension liabilities and a related increase to other comprehensive income during the nine months ended September 30, 2013. The benefit of this remeasurement will be amortized into income through 2025.

As a result of these plan amendments, management reduced its discretionary contributions to our pension plans by $100 million, resulting in expected contributions to our pension plans of $45 million for 2013. During the nine months ended September 30, 2013 and 2012, we contributed $23 million and $137 million, respectively, to our pension plans and $13 million and $14 million, respectively, to our other postretirement benefit plans.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$312		$674
Less dividends paid:
Common stock		121		96
Nonvested restricted stock		1		1
Undistributed earnings		$190		$577
Weighted-average common shares outstanding	3	540	3	549
Earnings per common share:
Distributed earnings	$0.23	$0.23	$0.18	$0.18
Undistributed earnings	0.35	0.35	1.04	1.04
Total earnings per common share	$0.58	$0.58	$1.22	$1.22

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$312		$674
Weighted-average common shares outstanding		540		549
Common equivalent shares:
Stock options		3		4
Performance awards and nonvested restricted stock		2		3
Weighted-average common shares outstanding – assuming dilution		545		556
Earnings per common share – assuming dilution		$0.57		$1.21

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$1,432		$1,073
Less dividends paid:
Common stock		340		261
Nonvested restricted stock		2		2
Undistributed earnings		$1,090		$810
Weighted-average common shares outstanding	3	544	3	550
Earnings per common share:
Distributed earnings	$0.63	$0.63	$0.48	$0.48
Undistributed earnings	1.99	1.99	1.46	1.46
Total earnings per common share	$2.62	$2.62	$1.94	$1.94

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$1,432		$1,073
Weighted-average common shares outstanding		544		550
Common equivalent shares:
Stock options		3		4
Performance awards and nonvested restricted stock		2		2
Weighted-average common shares outstanding – assuming dilution		549		556
Earnings per common share – assuming dilution		$2.61		$1.93

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	3	5	3	6

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

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

The following table reflects activity related to our reportable segments (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Three months ended September 30, 2013:
Operating revenues from external customers	$34,747	$—	$1,390	$—	$36,137
Intersegment revenues	—	—	16	—	16
Operating income (loss)	600	—	113	(181)	532

Three months ended September 30, 2012:
Operating revenues from external customers	30,543	3,092	1,091	—	34,726
Intersegment revenues	2,348	—	15	—	2,363
Operating income (loss)	1,528	41	(73)	(187)	1,309

Nine months ended September 30, 2013:
Operating revenues from external customers	95,864	3,896	3,885	—	103,645
Intersegment revenues	2,876	—	86	—	2,962
Operating income (loss)	2,733	81	222	(635)	2,401

Nine months ended September 30, 2012:
Operating revenues from external customers	92,181	9,089	3,285	—	104,555
Intersegment revenues	6,806	—	75	—	6,881
Operating income (loss)	2,773	253	(59)	(541)	2,426

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	September 30, 2013	December 31, 2012
Refining	$43,035	$39,490
Retail	—	2,043
Ethanol	879	929
Corporate	2,379	2,015
Total assets	$46,293	$44,477

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Decrease (increase) in current assets:
Receivables, net	$(1,135)	$1,133
Inventories	(1,335)	(116)
Income taxes receivable	(122)	172
Prepaid expenses and other	8	(25)
Increase (decrease) in current liabilities:
Accounts payable	2,031	(150)
Accrued expenses	51	10
Taxes other than income taxes	276	55
Income taxes payable	(5)	112
Changes in current assets and current liabilities	$(231)	$1,191

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

•
the amounts shown above for the nine months ended September 30, 2013 exclude the change in current assets and current liabilities resulting from the separation of our retail business as described in Note 2;

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

There were no significant noncash investing activities for the nine months ended September 30, 2013. Noncash financing activities for the nine months ended September 30, 2013 included the exchange of CST’s senior unsecured bonds with the third-party financial institution in satisfaction of our short-term debt as described in Note 2.

There were no significant noncash investing or financing activities for the nine months ended September 30, 2012.

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Interest paid in excess of amount capitalized	$237	$206
Income taxes paid, net	347	238

12.	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2013 and December 31, 2012.

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

	September 30, 2013
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,345	$26	$—	$1,371	$(1,331)	$(5)	$35	$—
Investments of certain benefit plans	92	—	11	103	N/A	N/A	103	N/A
Total	$1,437	$26	$11	$1,474	$(1,331)	$(5)	$138

Liabilities:
Commodity derivative contracts	$1,314	$37	$—	$1,351	$(1,331)	$(12)	$8	$(79)
Physical purchase contracts	—	17	—	17	N/A	N/A	17	N/A
Foreign currency contracts	5	—	—	5	N/A	N/A	5	N/A
Total	$1,319	$54	$—	$1,373	$(1,331)	$(12)	$30

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,143	$60	$—	$1,203	$(1,189)	$—	$14	$—
Physical purchase contracts	—	11	—	11	N/A	N/A	11	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Investments of certain benefit plans	87	—	11	98	N/A	N/A	98	N/A
Total	$1,231	$71	$11	$1,313	$(1,189)	$—	$124

Liabilities:
Commodity derivative contracts	$1,138	$70	$—	$1,208	$(1,189)	$(13)	$6	$(114)
Biofuels blending obligation	—	10	—	10	N/A	N/A	10	N/A
Foreign currency contracts	1	—	—	1	N/A	N/A	1	N/A
Total	$1,139	$80	$—	$1,219	$(1,189)	$(13)	$17

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

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of September 30, 2013 and December 31, 2012 that were measured at fair value on a recurring basis.

There was no activity during the three and nine months ended September 30, 2013 and 2012 related to the fair value amounts categorized in Level 3 as of September 30, 2013 and December 31, 2012.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2013.

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

As discussed in Note 3, during the nine months ended September 30, 2012, we recognized asset impairment losses of $928 million, $16 million, and $12 million related to our Aruba Refinery, certain equipment associated with a permanently cancelled capital project at one of our refineries, and certain convenience stores operated by our former retail segment, respectively. These impairment losses resulted from the fair value measurement of those assets on a nonrecurring basis during 2012 as follows:

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
As of March 31, 2012, we concluded that the Aruba Refinery was impaired. As a result, we were required to determine the fair value of the Aruba Refinery and to write down its carrying value to that amount. We determined that the best measure of the refinery’s fair value at that time was the $350 million offer we received to purchase the refinery, which we accepted. The fair value of the Aruba Refinery was measured using the market approach and was categorized in Level 3 within the fair value hierarchy. The carrying value of the Aruba Refinery’s long-lived assets as of March 31, 2012 was $945 million; therefore, we recognized an asset impairment loss of $595 million in March 2012.

•	In March 2012, we wrote down the carrying value of equipment associated with a permanently cancelled capital project at one of our refineries and recognized an asset impairment loss of $16 million.

•
In September 2012, following the withdrawal of the offer to purchase the refinery, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal and evaluated the refining assets for potential impairment as of September 30, 2012. We concluded that these refining assets were impaired and determined that their carrying value was not recoverable through the future operations and disposition of the refinery, resulting in a total asset impairment loss of $333 million in September 2012.

•
As of September 30, 2012, we evaluated certain convenience stores operated by our former retail segment for potential impairment and concluded that they were impaired. We wrote down the carrying values of these stores to their estimated fair values, which totaled $5 million, and recognized an asset impairment loss of $12 million that was recorded in September 2012.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$1,908	$1,908	$1,723	$1,723
Equity investment in CST	119	449	—	—
Financial liabilities:
Debt (excluding capital leases)	6,524	7,545	7,000	8,621

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

As of September 30, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	11,986
Futures – short	15,788
Physical contracts – long	3,802

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable.

As of September 30, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013
Crude oil and refined products:
Futures – long	5,876
Futures – short	2,759
Physical contracts – short	3,117

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

As of September 30, 2013, we had the following outstanding commodity derivative instruments that were used as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units, corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014	2015
Crude oil and refined products:
Swaps – long	2,867	45	—
Swaps – short	1,797	90	—
Futures – long	31,357	75	—
Futures – short	42,753	—	—
Natural gas:
Options – long	5,250	—	—
Corn:
Futures – long	19,695	5	—
Futures – short	21,410	1,500	15
Physical contracts – long	7,682	1,543	—
Soybean oil:
Futures – short	26,520	—	—

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity and other derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of September 30, 2013, we had the following outstanding commodity and other derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units and corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2013	2014
Crude oil and refined products:
Swaps – long	11,484	21,135
Swaps – short	11,484	21,135
Futures – long	121,803	49,298
Futures – short	122,138	49,223
Options – long	20,950	10,000
Options – short	20,250	10,000
Natural gas:
Futures – long	1,150	—
Futures – short	550	—
Options – long	3,000	—
Corn:
Futures – long	3,200	—
Futures – short	2,900	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of September 30, 2013 or December 31, 2012, or during the three and nine months ended September 30, 2013 and 2012.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of September 30, 2013, we had commitments to purchase $845 million

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of U.S. dollars. These commitments matured on or before October 31, 2013, resulting in an immaterial loss in the fourth quarter of 2013.

Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting our operations are those that require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $187 million and $72 million for the three months ended September 30, 2013 and 2012, respectively, and $454 million and $198 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts are reflected in cost of sales.

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of September 30, 2013 and December 31, 2012 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$45	$45

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,300	$1,267
Swaps	Receivables, net	18	27
Swaps	Prepaid expenses and other	5	—
Swaps	Accrued expenses	1	9
Options	Receivables, net	2	3
Physical purchase contracts	Inventories	—	17
Foreign currency contracts	Accrued expenses	—	5
Total		$1,326	$1,328
Total derivatives		$1,371	$1,373

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$77	$64
Swaps	Receivables, net	15	13
Swaps	Prepaid expenses and other	2	2
Total		$94	$79

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,066	$1,073
Swaps	Receivables, net	9	6
Swaps	Accrued expenses	32	46
Options	Receivables, net	1	4
Options	Accrued expenses	1	—
Physical purchase contracts	Inventories	11	—
Foreign currency contracts	Receivables, net	1	—
Foreign currency contracts	Accrued expenses	—	1
Total		$1,121	$1,130
Total derivatives		$1,215	$1,209
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
There were no significant amounts due from counterparties in the refining or financial services industry as of September 30, 2013 or December 31, 2012. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(17)	$(127)	$(38)	$(307)
Gain recognized in income on hedged item	Cost of sales	19	101	41	238
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	2	(26)	3	(69)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2013 and 2012. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three or nine months ended September 30, 2013. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three months ended September 30, 2012; however, a gain of $28 million was recognized in income during the nine months ended September 30, 2012 for hedged firm commitments that no longer qualified as fair value hedges .

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$3	$27	$(6)	$43
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	6	45	1	81
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	16	(3)	13	23

VALERO ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2013 and 2012. For the three and nine months ended September 30, 2013, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $4 million of cumulative after-tax losses on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $4 million of the deferred loss as of September 30, 2013 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three and nine months ended September 30, 2013 and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity contracts	Cost of sales	$(76)	$(333)	$205	$90
Foreign currency contracts	Cost of sales	(22)	(21)	14	(43)
Total		$(98)	$(354)	$219	$47

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity contracts	Cost of sales	$11	$(13)	$16	$(9)
RINs fixed-price contracts	Cost of sales	—	—	(20)	—
Total		$11	$(13)	$(4)	$(9)

14. VALERO ENERGY PARTNERS LP

On September 19, 2013, Valero Energy Partners LP (VLP), our wholly owned subsidiary, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of its common units representing limited partner interests. On October 28, 2013, VLP filed an amendment to the Form S-1. The number of common units to be offered and the price per unit have not yet been determined.

We formed VLP to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. We intend to contribute assets to VLP that will include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Port Arthur, McKee, and Memphis Refineries.

As of the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The information contained in this report is neither an offer to sell nor a solicitation of an offer to buy any of VLP’s common units in the initial public offering.

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

OVERVIEW AND OUTLOOK

Overview
For the third quarter of 2013, we reported net income attributable to Valero stockholders of $312 million, or $0.57 per share (assuming dilution), compared to $674 million, or $1.21 per share (assuming dilution), for the third quarter of 2012.
The decrease in net income attributable to Valero stockholders of $362 million was primarily due to the decrease of $777 million in our operating income as outlined by business segment in the table below (in millions), partially offset by a $441 million decrease in income tax expense for the third quarter of 2013 compared to the third quarter of 2012. Income tax expense for the third quarter of 2012 was higher than the comparable 2013 period due to the asset impairment loss and severance expense described below that we recognized during the third quarter of 2012 for which we did not recognize a tax benefit.

	Three Months Ended September 30,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$600	$1,528	$(928)
Retail	—	41	(41)
Ethanol	113	(73)	186
Corporate	(181)	(187)	6
Total	$532	$1,309	$(777)

Operating income for the third quarter of 2012 was negatively impacted by asset impairment losses of $345 million, of which $333 million related to our Aruba Refinery (as further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements), and severance expense of $41 million, which was also related to our Aruba Refinery (as further discussed in Note 6 of Condensed Notes to Consolidated Financial Statements). Excluding these significant items, total operating income for the third quarter of 2012 would have been $1.7 billion, reflecting a $1.2 billion decrease between the quarters, and our refining segment operating income for the third quarter of 2012 would have been $1.9 billion, reflecting a $1.3 billion decrease between the quarters.
The $1.3 billion decrease in refining segment operating income in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower refining margins in each of our regions. The decrease in refining margins was the result of lower gasoline and diesel margins, lower discounts on light sweet and sour crude oils, and higher costs of biofuel credits (primarily Renewable Identification Numbers (RINs) needed to comply with the U.S. federal Renewable Fuel Standard (RFS)).
On May 1, 2013, we completed the separation of our retail business, creating an independent public company named CST Brands, Inc. (CST), and as a result, we no longer operate a retail business. Therefore, we did not have any retail segment operating results for the third quarter of 2013, resulting in the $41 million decrease in retail segment operating income in the third quarter of 2013 compared to the third quarter of 2012. The separation of our retail business is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.
Our ethanol segment operating income in the third quarter of 2013 increased $186 million compared to the third quarter of 2012 due to higher gross margins per gallon and higher production volumes. Ethanol prices increased quarter over quarter due to a decrease in the supply of ethanol resulting from lower industry production volumes throughout 2012 and into the first quarter of 2013. We increased our production of ethanol in the second and third quarters of 2013 to capture the improved economics of higher gross margins per gallon during the quarter.

For the first nine months of 2013, we reported net income attributable to Valero stockholders of $1.4 billion, or $2.61 per share (assuming dilution), compared to $1.1 billion, or $1.93 per share (assuming dilution), for the first nine months of 2012.
The increase in net income attributable to Valero stockholders of $359 million was primarily due to the $372 million decrease in income tax expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Consistent with the previous discussion regarding our third quarter results, income tax expense for the nine months ended September 30, 2012 was higher than the comparable 2013 period due to the asset impairment losses and severance expense that we recognized during the first nine months of 2012 described below for which we did not recognize a tax benefit.
Operating income for the first nine months of 2013 was consistent with the first nine months of 2012, decreasing only $25 million, as outlined by business segment in the following table (in millions):

	Nine Months Ended September 30,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$2,733	$2,773	$(40)
Retail	81	253	(172)
Ethanol	222	(59)	281
Corporate	(635)	(541)	(94)
Total	$2,401	$2,426	$(25)
However, operating income for the first nine months of 2012 was negatively impacted by asset impairment losses and severance expense. For the first nine months of 2012, we recorded asset impairment losses of $956 million, of which $928 million related to our Aruba Refinery, and severance expense of $41 million, which was also related to our Aruba Refinery. Excluding these significant items, total operating income and refining segment operating income for the first nine months of 2012 would have been $3.4 billion and $3.8 billion, respectively, resulting in a $1.0 billion decrease in both total operating income and refining segment operating income in the first nine months of 2013 compared to the first nine months of 2012.
The $1.0 billion decrease in refining segment operating income in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower refining margins in each of our regions, which resulted from lower discounts on light sweet crude oils and higher costs of biofuel credits (primarily RINs in the U.S.). The $172 million decrease in retail segment operating income in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the separation of our retail business on May 1, 2013, as previously discussed, and the reasons for the $281 million increase in ethanol segment operating income between the nine-month periods are also consistent with those previously discussed.
Outlook
Our refining segment benefits from processing sour crude oils (such as Maya crude oil) in our U.S. Gulf Coast region and light sweet crude oils (such as West Texas Intermediate crude oil) in our U.S. Mid-Continent region due to the favorable discounts between the prices of these types of crude oil and the price of Brent crude oil. Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. The discounts in the prices of light sweet crude oils and sour crude oils compared to the price of Brent crude oil for the third quarter of 2013 narrowed compared to the third quarter of 2012 and impacted our refining margins. For the fourth quarter of 2013, discounts on light sweet and sour crude oils have widened to date compared to the third quarter, and we expect this trend to continue for the remainder of the fourth quarter; however, gasoline margins are seasonally weak. Energy markets and margins are volatile, and we expect them to continue to be volatile in the near to mid-term.
We are obligated to blend biofuels into the products we produce, and because we are unable to blend biofuels at the applicable rates, we must purchase biofuel credits (primarily RINs in the U.S.) in the open market and are therefore exposed to the volatility in the market price of these credits. During the first nine months of 2013, the market price of RINs increased significantly, resulting in higher costs. As further discussed in Note 13 of Condensed Notes to Consolidated Financial Statements, the cost of meeting our obligations under various biofuel blending compliance programs was $454 million for the first nine months of 2013. To date during the fourth quarter of 2013, the market price of RINs has decreased significantly. Therefore, we estimate that the cost of meeting our obligation for the full year of 2013 will be between $500 million and $600 million. The market price of RINs, however, is volatile and is significantly impacted by biofuel blending rates that are established by the EPA. As a result, it is difficult for us to reliably predict the market price of RINs.
On September 19, 2013, Valero Energy Partners LP (VLP), our wholly owned subsidiary, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of its common units representing limited partner interests. On October 28, 2013, VLP filed an amendment to the initial Form S-1. The number of common units to be offered and the price per unit have not yet been determined. We formed VLP to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. We intend to contribute assets to VLP that will include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Port Arthur, McKee, and Memphis Refineries. As of the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The information contained in this report is neither an offer to sell nor a solicitation of an offer to buy any of VLP’s common units in the initial public offering.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2013 (a)	2012	Change
Operating revenues	$36,137	$34,726	$1,411
Costs and expenses:
Cost of sales	33,931	31,312	2,619
Operating expenses:
Refining (b)	954	930	24
Retail	—	178	(178)
Ethanol	102	76	26
General and administrative expenses	170	174	(4)
Depreciation and amortization expense:
Refining	426	345	81
Retail	—	32	(32)
Ethanol	11	12	(1)
Corporate	11	13	(2)
Asset impairment losses (c)	—	345	(345)
Total costs and expenses	35,605	33,417	2,188
Operating income	532	1,309	(777)
Other income (expense), net	17	(2)	19
Interest and debt expense, net of capitalized interest	(102)	(70)	(32)
Income before income tax expense	447	1,237	(790)
Income tax expense	123	564	(441)
Net income	324	673	(349)
Less: Net income (loss) attributable to noncontrolling interests	12	(1)	13
Net income attributable to Valero stockholders	$312	$674	$(362)

Earnings per common share – assuming dilution	$0.57	$1.21	$(0.64)
________________
See note references on page 45.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2013	2012	Change
Refining (b) (c):
Operating income	$600	$1,528	$(928)
Throughput margin per barrel (e)	$7.76	$13.12	$(5.36)
Operating costs per barrel:
Operating expenses	3.74	3.72	0.02
Depreciation and amortization expense	1.67	1.45	0.22
Total operating costs per barrel	5.41	5.17	0.24
Operating income per barrel	$2.35	$7.95	$(5.60)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	464	464	—
Medium/light sour crude	453	483	(30)
Sweet crude	1,096	1,038	58
Residuals	344	204	140
Other feedstocks	107	130	(23)
Total feedstocks	2,464	2,319	145
Blendstocks and other	308	281	27
Total throughput volumes	2,772	2,600	172

Yields (thousand barrels per day):
Gasolines and blendstocks	1,328	1,262	66
Distillates	1,047	902	145
Other products (f)	428	458	(30)
Total yields	2,803	2,622	181
_______________
See note references on page 45.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2013	2012	Change
U.S. Gulf Coast (b) (c):
Operating income	$350	$755	$(405)
Throughput volumes (thousand barrels per day)	1,560	1,415	145
Throughput margin per barrel (e)	$7.88	$11.05	$(3.17)
Operating costs per barrel:
Operating expenses	3.69	3.75	(0.06)
Depreciation and amortization expense	1.75	1.50	0.25
Total operating costs per barrel	5.44	5.25	0.19
Operating income per barrel	$2.44	$5.80	$(3.36)

U.S. Mid-Continent:
Operating income	$153	$708	$(555)
Throughput volumes (thousand barrels per day)	441	452	(11)
Throughput margin per barrel (e)	$9.22	$22.07	$(12.85)
Operating costs per barrel:
Operating expenses	3.67	3.56	0.11
Depreciation and amortization expense	1.77	1.47	0.30
Total operating costs per barrel	5.44	5.03	0.41
Operating income per barrel	$3.78	$17.04	$(13.26)

North Atlantic:
Operating income	$175	$384	$(209)
Throughput volumes (thousand barrels per day)	495	453	42
Throughput margin per barrel (e)	$7.86	$13.25	$(5.39)
Operating costs per barrel:
Operating expenses	3.06	3.21	(0.15)
Depreciation and amortization expense	0.97	0.84	0.13
Total operating costs per barrel	4.03	4.05	(0.02)
Operating income per barrel	$3.83	$9.20	$(5.37)

U.S. West Coast:
Operating income (loss)	$(78)	$55	$(133)
Throughput volumes (thousand barrels per day)	276	280	(4)
Throughput margin per barrel (e)	$4.60	$8.91	$(4.31)
Operating costs per barrel:
Operating expenses	5.39	4.63	0.76
Depreciation and amortization expense	2.28	2.15	0.13
Total operating costs per barrel	7.67	6.78	0.89
Operating income (loss) per barrel	$(3.07)	$2.13	$(5.20)

Operating income for regions above	$600	$1,902	$(1,302)
Severance expense (b)	—	(41)	41
Asset impairment losses (c)	—	(333)	333
Total refining operating income	$600	$1,528	$(928)
_______________
See note references on page 45.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended September 30,
	2013	2012	Change
Feedstocks:
Brent crude oil	$109.69	$109.48	$0.21
Brent less West Texas Intermediate (WTI) crude oil	3.86	17.30	(13.44)
Brent less Alaska North Slope (ANS) crude oil	(1.28)	0.66	(1.94)
Brent less Louisiana Light Sweet (LLS) crude oil	(1.72)	(1.06)	(0.66)
Brent less Mars crude oil	3.44	4.13	(0.69)
Brent less Maya crude oil	10.21	11.89	(1.68)
LLS crude oil	111.41	110.54	0.87
LLS less Mars crude oil	5.16	5.19	(0.03)
LLS less Maya crude oil	11.93	12.95	(1.02)
WTI crude oil	105.83	92.18	13.65

Natural gas (dollars per million British thermal units)	3.55	2.87	0.68

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	3.97	9.33	(5.36)
Ultra-low-sulfur diesel less Brent	16.86	19.60	(2.74)
Propylene less Brent	(5.18)	(41.82)	36.64
CBOB gasoline less LLS	2.25	8.27	(6.02)
Ultra-low-sulfur diesel less LLS	15.14	18.54	(3.40)
Propylene less LLS	(6.90)	(42.88)	35.98
U.S. Mid-Continent:
CBOB gasoline less WTI (d)	14.46	34.33	(19.87)
Ultra-low-sulfur diesel less WTI	22.86	39.47	(16.61)
North Atlantic:
CBOB gasoline less Brent	10.99	15.89	(4.90)
Ultra-low-sulfur diesel less Brent	18.11	21.16	(3.05)
U.S. West Coast:
CARBOB 87 gasoline less ANS	10.70	19.63	(8.93)
CARB diesel less ANS	17.98	22.90	(4.92)
CARBOB 87 gasoline less WTI	15.84	36.27	(20.43)
CARB diesel less WTI	23.12	39.54	(16.42)
New York Harbor corn crush (dollars per gallon)	0.64	(0.27)	0.91
_______________
See note references on page 45.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended September 30,
	2013	2012	Change
Retail:
Operating income (a) (c)	$—	$41	$(41)

Ethanol:
Operating income (loss)	$113	$(73)	$186
Production (thousand gallons per day)	3,376	2,384	992
Gross margin per gallon of production (e)	$0.73	$0.06	$0.67
Operating costs per gallon of production:
Operating expenses	0.33	0.34	(0.01)
Depreciation and amortization expense	0.04	0.05	(0.01)
Total operating costs per gallon of production	0.37	0.39	(0.02)
Operating income (loss) per gallon of production	$0.36	$(0.33)	$0.69
_______________
See note references below.

The following notes relate to references on pages 41 through 45.

(a)
On May 1, 2013, we completed the separation of our retail business to CST. This transaction is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us, which is reflected in “other income (expense), net” in the three months ended September 30, 2013. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income.

(b)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. These terminal operations require a considerably smaller workforce; therefore, the reorganization resulted in the termination of the majority of our employees in Aruba, and we recognized severance expense of $41 million in the third quarter of 2012. This expense is reflected in refining segment operating income for the three months ended September 30, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region. No income tax benefits were recognized related to this severance expense.

(c)
Asset impairment losses for the three months ended September 30, 2012 include a $333 million loss on the write-down of the Aruba Refinery, which resulted from our decision in March 2012 to suspend refining operations at the refinery. Subsequently, in September 2012, we suspended refining operations indefinitely and reorganized the refinery into a crude oil and refined products terminal; however, we continue to maintain the refining assets to allow them to be restarted and do not consider them abandoned. We also recognized asset impairment losses of $12 million ($8 million after taxes) related to certain retail stores in the third quarter of 2012. The total asset impairment losses of $345 million are reflected in the operating income of the respective segments for the three months ended September 30, 2012, but the asset impairment loss associated with the Aruba Refinery is excluded from the operating costs per barrel and operating income per barrel for the refining segment and the U.S. Gulf Coast region.

(d)
U.S. Mid-Continent product specifications for gasoline changed on September 16, 2013 to CBOB gasoline. Therefore, average market reference prices for comparable products meeting the new specifications required in this region are provided for all periods presented.

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

General
Operating revenues increased $1.4 billion (or 4 percent) in the third quarter of 2013 compared to the third quarter of 2012 primarily as a result of a 7 percent increase in throughput volumes between the two periods related to our refining segment operations. Operating income decreased $777 million in the third quarter of 2013 compared to the third quarter of 2012 primarily due to a $928 million decrease in refining segment operating income and a $41 million decrease in retail segment operating income. These decreases in operating income, however, were partially offset by a $186 million increase in ethanol segment operating income. The reasons for these changes in the operating results of our segments and other items that affected our income, are discussed below.

Refining
Refining segment operating income decreased $928 million from $1.5 billion in the third quarter of 2012 to $600 million in the third quarter of 2013. Excluding the $333 million in asset impairment losses in the third quarter of 2012 primarily related to our Aruba Refinery, which is more fully described in Note 3 of Condensed Notes to Consolidated Financial Statements, and severance expense of $41 million, which was also related to our Aruba Refinery (as further discussed in Note 6 of Condensed Notes to Consolidated Financial Statements), refining segment operating income decreased $1.3 billion, primarily due to a $1.2 billion decrease in refining margin, a $24 million increase in operating expenses, and an $81 million increase in depreciation and amortization expense.

Refining margin decreased $1.2 billion (a $5.36 per barrel decrease) for the third quarter of 2013 compared to the third quarter of 2012 primarily due to the following:

•
Decrease in gasoline and distillate margins - We experienced a decline in gasoline and distillate margins throughout all our regions during the third quarter of 2013 compared to the third quarter of 2012. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $14.46 per barrel during the third quarter of 2013 compared to $34.33 per barrel during the third quarter of 2012, representing an unfavorable decrease of $19.87 per barrel. In addition the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel (a type of distillate) was $22.86 per barrel during the third quarter of 2013 compared to $39.47 per barrel during the third quarter of 2012, representing an unfavorable decrease of $16.61 per barrel. We estimate that the declines in gasoline and distillate margins per barrel during the third quarter of 2013 compared to the third quarter of 2012 had a negative impact to our refining margin of approximately $604 million and $37 million, respectively, for all refining regions.

•
Lower discounts on light sweet crude oils and sour crude oils - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. During the third quarter of 2013, the discount in the price of light sweet crude oils and sour crude oils compared to the price of Brent crude oil narrowed significantly. For example, WTI crude oil processed in our Mid-Continent region, which is a light sweet crude oil, sold at a discount of $3.86 per barrel to Brent crude oil during the third quarter of 2013 compared to a discount of $17.30 per barrel during the third quarter of 2012, representing an unfavorable decrease of $13.44 per barrel. Another example is Maya crude oil, which is a sour crude oil, which sold at a discount of $10.21 per barrel to Brent crude oil during the third quarter of 2013 compared to a discount of $11.89 per barrel during the third quarter of 2012, representing an unfavorable decrease of $1.68 per barrel.Therefore, the lower discounts on the light sweet crude oils and the sour crude oils we processed negatively impacted our refining margin. We estimate that the decrease in the discounts for light sweet crude oils and sour crude oils that we processed had a negative impact to our refining margin of approximately $338 million and $100 million, respectively, quarter versus quarter.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligations under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $115 million from $72 million in the third quarter of 2012 to $187 million in the third quarter of 2013. This increase was due to an increase in the market price of RINs caused by an expectation in the market at that time of a shortage in available RINs by early next year.

The increase of $24 million in operating expenses was primarily due to a $38 million increase in energy costs related to higher natural gas prices and higher refinery utilization, a $16 million increase primarily due to property tax expense, and an $8 million increase in costs associated with the joint venture biodiesel plant at our St. Charles Refinery which began operations in June 2013. These increases were partially offset by a $41 million decrease in operating expenses due to the absence of severance expense recognized in the third quarter of 2012 by our Aruba Refinery.

The increase of $81 million in depreciation and amortization expense was due to additional depreciation expense associated with new capital projects that began operating subsequent to the third quarter of 2012, consisting primarily of the new hydrocracker at our Port Arthur Refinery that began operating in late 2012, and the new hydrocracker at our St. Charles Refinery that began operating in July 2013 and an increase in refinery turnaround and catalyst amortization.

Retail
Due to the separation of our retail business on May 1, 2013 as discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, there was no retail segment operating income in the third quarter of 2013. Retail segment operating income was $41 million for the third quarter of 2012.
Ethanol
Ethanol segment operating income was $113 million in the third quarter of 2013 compared to an operating loss of $73 million in the third quarter of 2012. The $186 million increase in operating income was primarily due to a $211 million increase in gross margin (a $0.67 per gallon increase), partially offset by a $26 million increase in operating expenses.
Gross margin increased due to lower corn prices and higher production volumes for the third quarter of 2013 compared to the third quarter of 2012. Gross margin was $0.73 per gallon for the third quarter of 2013 compared to $0.06 per gallon for the third quarter of 2012. Corn prices decreased quarter over quarter as many of the corn-producing regions of the U.S. Mid-Continent recovered from the drought that began in the second quarter of 2012. For example, the CBOT corn price was $5.13 per bushel in the third quarter of 2013 compared to $7.81 per bushel in the third quarter of 2012. In addition to the decrease in corn prices, gross margin improved due to higher production volumes quarter over quarter as we increased production in response to the improved gross margin per gallon.

The $26 million increase in operating expenses during the third quarter of 2013 was due to a $15 million increase in energy costs primarily resulting from higher natural gas prices and a $10 million increase in chemical costs during the third quarter of 2013 due to higher production.

Corporate Expenses and Other
“Interest and debt expense, net of capitalized interest” for the third quarter of 2013 increased $32 million from the third quarter of 2012. This increase was primarily due to a $43 million decrease in capitalized interest due to completion of several large capital projects including the new hydrocrackers at our Port Arthur and St. Charles Refineries, partially offset by a $9 million favorable impact from the decrease in average borrowings between the quarters.
Income tax expense decreased $441 million from the third quarter of 2012 to the third quarter of 2013 mainly as a result of lower income before income tax expense and a $22 million decrease related to a reduction in the United Kingdom’s income tax rate. The variation in the customary relationship between income tax expense and income before income tax expense for the third quarter of 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $333 million and the severance loss of $41 million recognized in the third quarter of 2012 related to the Aruba Refinery as we did not expect to realize a tax benefit from those losses.

Financial Highlights
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2013 (a)	2012	Change
Operating revenues	$103,645	$104,555	$(910)
Costs and expenses:
Cost of sales	96,139	95,968	171
Operating expenses:
Refining (b)	2,736	2,762	(26)
Retail	226	514	(288)
Ethanol	281	248	33
General and administrative expenses	579	509	70
Depreciation and amortization expense:
Refining	1,153	1,020	133
Retail	41	88	(47)
Ethanol	33	32	1
Corporate	56	32	24
Asset impairment losses (c)	—	956	(956)
Total costs and expenses	101,244	102,129	(885)
Operating income	2,401	2,426	(25)
Other income (expense), net	42	(1)	43
Interest and debt expense, net of capitalized interest	(263)	(243)	(20)
Income before income tax expense	2,180	2,182	(2)
Income tax expense	739	1,111	(372)
Net income	1,441	1,071	370
Less: Net income (loss) attributable to noncontrolling interests	9	(2)	11
Net income attributable to Valero stockholders	$1,432	$1,073	$359

Earnings per common share – assuming dilution	$2.61	$1.93	$0.68
_______________
See note references on page 53.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2013	2012	Change
Refining (b) (c):
Operating income	$2,733	$2,773	$(40)
Throughput margin per barrel (e)	$9.16	$10.51	$(1.35)
Operating costs per barrel:
Operating expenses	3.78	3.81	(0.03)
Depreciation and amortization expense	1.60	1.43	0.17
Total operating costs per barrel	5.38	5.24	0.14
Operating income per barrel	$3.78	$5.27	$(1.49)

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude	482	435	47
Medium/light sour crude	445	549	(104)
Sweet crude	1,027	1,005	22
Residuals	295	196	99
Other feedstocks	103	132	(29)
Total feedstocks	2,352	2,317	35
Blendstocks and other	297	287	10
Total throughput volumes	2,649	2,604	45

Yields (thousand barrels per day):
Gasolines and blendstocks	1,269	1,249	20
Distillates	956	911	45
Other products (f)	450	465	(15)
Total yields	2,675	2,625	50
_______________
See note references on page 53.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2013	2012	Change
U.S. Gulf Coast (b) (c):
Operating income	$1,355	$1,627	$(272)
Throughput volumes (thousand barrels per day)	1,505	1,460	45
Throughput margin per barrel (e)	$8.62	$9.14	$(0.52)
Operating costs per barrel:
Operating expenses	3.69	3.60	0.09
Depreciation and amortization expense	1.63	1.47	0.16
Total operating costs per barrel (b) (c)	5.32	5.07	0.25
Operating income per barrel	$3.30	$4.07	$(0.77)

U.S. Mid-Continent:
Operating income	$973	$1,406	$(433)
Throughput volumes (thousand barrels per day)	429	418	11
Throughput margin per barrel (e)	$13.52	$18.02	$(4.50)
Operating costs per barrel:
Operating expenses	3.58	4.25	(0.67)
Depreciation and amortization expense	1.64	1.50	0.14
Total operating costs per barrel	5.22	5.75	(0.53)
Operating income per barrel	$8.30	$12.27	$(3.97)

North Atlantic:
Operating income	$431	$617	$(186)
Throughput volumes (thousand barrels per day)	450	463	(13)
Throughput margin per barrel (e)	$7.88	$8.95	$(1.07)
Operating costs per barrel:
Operating expenses	3.38	3.32	0.06
Depreciation and amortization expense	0.99	0.76	0.23
Total operating costs per barrel	4.37	4.08	0.29
Operating income per barrel	$3.51	$4.87	$(1.36)

U.S. West Coast:
Operating income (loss)	$(26)	$108	$(134)
Throughput volumes (thousand barrels per day)	265	263	2
Throughput margin per barrel (e)	$7.30	$8.94	$(1.64)
Operating costs per barrel:
Operating expenses	5.31	5.16	0.15
Depreciation and amortization expense	2.34	2.28	0.06
Total operating costs per barrel	7.65	7.44	0.21
Operating income (loss) per barrel	$(0.35)	$1.50	$(1.85)

Operating income for regions above	$2,733	$3,758	$(1,025)
Severance expense (b)	—	(41)	41
Asset impairment losses (c)	—	(944)	944
Total refining operating income	$2,733	$2,773	$(40)
_______________
See note references on page 53.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Nine Months Ended September 30,
	2013	2012	Change
Feedstocks:
Brent crude oil	$108.56	$112.26	$(3.70)
Brent less WTI crude oil	10.45	16.09	(5.64)
Brent less ANS crude oil	0.04	0.22	(0.18)
Brent less LLS crude oil	(2.00)	(0.95)	(1.05)
Brent less Mars crude oil	3.10	3.58	(0.48)
Brent less Maya crude oil	8.45	10.36	(1.91)
LLS crude oil	110.56	113.21	(2.65)
LLS less Mars crude oil	5.10	4.53	0.57
LLS less Maya crude oil	10.45	11.31	(0.86)
WTI crude oil	98.11	96.17	1.94

Natural gas (dollars per million British thermal units)	3.66	2.50	1.16

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	5.39	7.34	(1.95)
Ultra-low-sulfur diesel less Brent	16.87	16.16	0.71
Propylene less Brent	(1.82)	(21.56)	19.74
CBOB gasoline less LLS	3.39	6.39	(3.00)
Ultra-low-sulfur diesel less LLS	14.87	15.21	(0.34)
Propylene less LLS	(3.82)	(22.51)	18.69
U.S. Mid-Continent:
CBOB gasoline less WTI (d)	21.47	26.65	(5.18)
Ultra-low-sulfur diesel less WTI	29.21	32.51	(3.30)
North Atlantic:
CBOB gasoline less Brent	10.41	11.52	(1.11)
Ultra-low-sulfur diesel less Brent	18.33	17.71	0.62
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.33	17.35	(2.02)
CARB diesel less ANS	18.81	18.76	0.05
CARBOB 87 gasoline less WTI	25.74	33.22	(7.48)
CARB diesel less WTI	29.22	34.63	(5.41)
New York Harbor corn crush (dollars per gallon)	0.28	(0.12)	0.40
_______________
See note references on page 53.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Nine Months Ended September 30,
	2013	2012	Change
Retail:
Operating income (a)	$81	$253	$(172)

Ethanol:
Operating income (loss)	$222	$(59)	$281
Production (thousand gallons per day)	3,201	3,069	132
Gross margin per gallon of production (e)	$0.61	$0.26	$0.35
Operating costs per gallon of production:
Operating expenses	0.32	0.29	0.03
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.36	0.33	0.03
Operating income (loss) per gallon of production	$0.25	$(0.07)	$0.32
_______________
See note references below.

The following notes relate to references on pages 49 through 53.

(a)
On May 1, 2013, we completed the separation of our retail business to CST. This transaction is more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us, which is reflected in “other income (expense), net” in the nine months ended September 30, 2013. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income.

(b)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. These terminal operations require a considerably smaller workforce; therefore, the reorganization resulted in the termination of the majority of our employees in Aruba,and we recognized severance expense of $41 million in the third quarter of 2012. This expense is reflected in refining segment operating income for the nine months ended September 30, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region. No income tax benefits were recognized related to this severance expense.

(c)
Asset impairment losses for the nine months ended September 30, 2012 include a $928 million loss on the write-down of the Aruba Refinery, which resulted from our decision in March 2012 to suspend refining operations at the refinery. Subsequently, in September 2012, we suspended refining operations indefinitely and reorganized the refinery into a crude oil and refined products terminal; however, we continue to maintain the refining assets to allow them to be restarted and do not consider them abandoned. We also recognized asset impairment losses of $16 million ($10 million after taxes) related to equipment associated with a permanently cancelled capital project at another refinery and $12 million ($8 million after taxes) related to certain retail stores in the third quarter of 2012. The total asset impairment losses of $956 million are reflected in the operating income of the respective segments for the nine months ended September 30, 2012, but the asset impairment losses associated with the Aruba Refinery and the cancelled capital project are excluded from the operating costs per barrel and operating income per barrel for the refining segment and the U.S. Gulf Coast region.

(d)
U.S. Mid-Continent product specifications for gasoline changed on September 16, 2013 to CBOB gasoline. Therefore, average market reference prices for comparable products meeting the new specifications required in this region are now being provided for all periods presented.

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

General
Operating revenues decreased $910 million (or 1 percent) in the first nine months of 2013 compared to the first nine months of 2012 primarily as a result of lower average refined product prices between the two periods related to our refining segment operations. In addition, operating income decreased $25 million in the first nine months of 2013 compared to the first nine months of 2012 primarily due to a $40 million decrease in refining segment operating income, a $172 million decrease in retail segment operating income, and a $70 million increase in general and administrative expenses, partially offset by a $281 million increase in ethanol segment operating income. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income decreased $40 million from $2.8 billion in the first nine months of 2012 to $2.7 billion in the first nine months of 2013. Excluding the $944 million in asset impairment losses in the first nine months of 2012 primarily related to our Aruba Refinery, which is more fully described in Note 3 of Condensed Notes to Consolidated Financial Statements, refining segment operating income decreased $1.0 billion, primarily due to an $877 million decrease in refining margin and a $133 million increase in depreciation and amortization expense, partially offset by a $26 million decrease in operating expenses.

Refining margin decreased $877 million (a $1.35 per barrel decrease) in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the following:

•
Lower discounts on light sweet crude oils - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. In the first nine months of 2013, the discount in the price of light sweet crude oils compared to the price of Brent crude oil narrowed significantly. For example, WTI crude oil processed in our Mid-Continent region, which is a light sweet crude oil, sold at a discount of $10.45 per barrel to Brent crude oil in the first nine months of 2013 compared to a discount of $16.09 per barrel in the first nine months of 2012, representing an unfavorable decrease of $5.64 per barrel. Therefore, the lower discount on the light sweet crude oils we processed negatively impacted our refining margin. We estimate that the decrease in the discounts for light sweet crude oils that we processed during the first nine months of 2013 had a negative impact to our refining margin of approximately $480 million.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $256 million from $198 million for the first nine months of 2012 to $454 million in the first nine months of 2013. This increase was due to an increase in the market price of RINs caused by an expectation in the market at that time of a shortage in available RINs.

The decrease of $26 million in operating expenses was primarily due to a $72 million decrease in operating expenses incurred by the Aruba Refinery, whose operations were suspended in March 2012, a $47 million decrease in maintenance expenses due to lower maintenance activities in 2013, $41 million of severance expense recognized in the third quarter of 2012 related to our Aruba Refinery that did not recur in the first nine months of 2013, and a $27 million decrease in insurance reserves related to the favorable settlement of a lawsuit. These decreases were partially offset by a $150 million increase in energy costs related to higher natural gas costs and higher refinery utilization.

The increase of $133 million in depreciation and amortization expense was due to additional depreciation expense associated with new capital projects that began operating subsequent to the third quarter of 2012, consisting primarily of the new hydrocracker at our Port Arthur Refinery that began operating in late 2012, and the new hydrocracker at our St. Charles Refinery that began operating during the third quarter of 2013 and an increase in refinery turnaround and catalyst amortization.

Retail
Retail segment operating income was $81 million for the first nine months of 2013 compared to $253 million for the first nine months of 2012. The $172 million decrease was primarily due to the separation of our retail business on May 1, 2013, which is more fully described in Note 2 of Notes to Consolidated Financial Statements. As a result of the separation, retail segment operating income for the first nine months of 2013 reflects the operations of our former retail business for only the first four months of 2013.
Ethanol
Ethanol segment operating income was $222 million for the first nine months of 2013 compared to an operating loss of $59 million for the first nine months of 2012. The $281 million increase in operating income was primarily due to a $315 million increase in gross margin (a $0.35 per gallon increase), partially offset by a $33 million increase in operating expenses.

Gross margin increased primarily due to higher ethanol prices between the first nine months of 2012 and the first nine months of 2013. Gross margin per gallon was $0.61 per gallon for the first nine months of 2013 compared to $0.26 per gallon for the first nine months of 2012. Ethanol prices increased period over period due to a decrease in the supply of ethanol in the market. The decrease in supply resulted from reduced production in 2012 and early 2013 as the industry responded to a narrowing of gross margins, which were due to higher corn prices primarily caused by the drought in the corn-producing regions of the U.S. Mid-Continent that began in the second quarter of 2012. By the first quarter of 2013, ethanol inventory levels in the U.S. had declined to their lowest level in over three years and as a result, prices increased significantly beginning late in the first quarter of 2013. These price increases and increased demand resulted in higher industry production volumes. In addition, our ethanol production increased 132,000 gallons per day in the first nine months of 2013 compared to the first nine months of 2012.

The $33 million increase in operating expenses during the first nine months of 2013 compared to the first nine months of 2012 was primarily due to an increase in energy costs compared to the first nine months of 2012 resulting from the higher natural gas prices during the first nine months of 2013.

Corporate Expenses and Other
General and administrative expenses increased $70 million from the first nine months of 2012 to the first nine months of 2013 primarily due to $40 million of environmental and legal reserve adjustments that were recorded during the first nine months of 2013 and $30 million for transaction costs related to the separation of our retail business on May 1, 2013. The increase in corporate depreciation and amortization expense was primarily due to $20 million of losses incurred on the sale of certain corporate property.

“Interest and debt expense, net of capitalized interest” for the first nine months of 2013 increased $20 million from the first nine months of 2012. This increase was primarily due to a $63 million decrease in capitalized interest due to completion of several large capital projects including the new hydrocrackers at our Port Arthur and St. Charles Refineries, offset by a $35 million favorable impact from the decrease in average borrowings and a $12 million write-off of unamortized debt discounts related to the early redemption of certain industrial revenue bonds in the first quarter of 2012.

Income tax expense decreased $372 million from the first nine months of 2012 to the first nine months of 2013. The variation in the customary relationship between income tax expense and income before income tax expense for the nine months ended September 30, 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $928 million and the severance expense of $41 million related to the Aruba Refinery as we did not expect to realize a tax benefit from these losses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2013 and 2012
Net cash provided by operating activities for the first nine months of 2013 of $3.0 billion was generated primarily from operating income discussed above under “RESULTS OF OPERATIONS.” Net cash provided by operating activities for the first nine months of 2012 was $4.9 billion and was generated from operating income, excluding the asset impairment losses, combined with favorable changes in current assets and current liabilities. The changes in cash provided by or used in working capital during the first nine months of 2013 and 2012 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities combined with $735 million of net cash received in connection with the separation of our retail business (consisting of $550 million of proceeds on short-term debt, a $500 million cash distribution from CST less $315 million of cash retained by CST) were used mainly to:

•	fund $2.2 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled long-term note repayments of $480 million;

•	purchase common stock for treasury of $589 million;

•	pay common stock dividends of $342 million; and

•	increase available cash on hand by $185 million.
The net cash provided by operating activities during the first nine months of 2012 combined with $160 million of proceeds on a note receivable related to the sale of the Paulsboro Refinery, $300 million of proceeds from the remarketing of the 4.0% Gulf Opportunity Zone Revenue Bonds Series 2010, $1.1 billion in borrowings under our revolving credit facility, and $1.5 billion of proceeds from the sale of receivables under our accounts receivable sales facility were used mainly to:

•	fund $2.5 billion of capital expenditures and deferred turnaround and catalyst costs;

•	redeem our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds for $108 million;

•	make scheduled long-term note repayments of $754 million;

•	repay borrowings under our revolving credit facility of $1.1 billion;

•	make a repayment under our accounts receivable sales facility of $1.7 billion;

•	purchase common stock for treasury of $148 million;

•	pay common stock dividends of $263 million; and

•	increase available cash on hand by $1.5 billion.

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

During the nine months ended September 30, 2013, we expended $1.7 billion for capital expenditures and $527 million for deferred turnaround and catalyst costs. Capital expenditures for the nine months ended September 30, 2013 included $55 million of costs related to environmental projects.

For 2013, we expect to incur approximately $2.85 billion for capital investments of which approximately $80 million is for environmental projects and approximately $650 million is for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of September 30, 2013, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of our business with respect to these contractual obligations during the nine months ended September 30, 2013.

As of September 30, 2013, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. In July 2013, we amended this facility to extend the maturity date to July 2014.

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
Other Commercial Commitments
As of September 30, 2013, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2014		$292
Revolving credit facility		$3,000	December 2016		$59
Canadian revolving credit facility	C$	50	November 2013	C$	10

As of September 30, 2013, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of September 30, 2013 expire during 2013 and 2014. We anticipate that we will be able to renew our Canadian revolving credit facility prior to its expiration in November 2013.

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

Stock Purchase Programs
As of September 30, 2013, we have approvals under common stock purchase programs to purchase approximately $3.0 billion of our common stock.

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

Tax Matters
We currently believe that, beginning in 2014, the cash we will pay for income taxes will increase and that such amount may exceed the total income tax expense that will be reflected on our statement of income primarily due to an expected decrease in deductions that we will claim on our U.S. federal income tax return for depreciation on our property, plant and equipment. In prior years, the U.S. federal government enacted certain legislation that provided for the deduction of depreciation on an accelerated basis on newly built equipment as a means of encouraging capital investment by businesses. This legislation, however, generally does not extend beyond 2013. Although we expect the amount of cash required to pay our 2014 income taxes to increase compared to recent prior years, we believe that we will generate sufficient cash from operations and have sufficient cash on hand to make our tax payments as they become due.
As of September 30, 2013, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2011. We have received Revenue Agent Reports in connection with the 2002 through 2009 audits, and we are vigorously contesting certain tax positions and assertions from the IRS. We have made significant progress during the nine months ended September 30, 2013 in resolving certain of these matters with the IRS and have agreed to settle the audit related to the 2004 and 2005 tax years for a group of our subsidiaries. We expect to finalize the settlement agreement within the next six months for an amount consistent with the recorded amount of unrecognized tax benefits associated with that audit. We are continuing to work with the IRS to resolve the remaining matters and we believe that they will also be resolved for amounts that do not exceed the recorded amounts of unrecognized tax benefits associated with these matters. As of September 30, 2013, the total amount of unrecognized tax benefits was $378 million, with $8 million reflected in “income taxes payable” and $370 million reflected in “other long-term liabilities”, and this total amount did not change significantly during the nine months ended September 30, 2013. We do not believe that settlement agreements related to the remaining audits will be finalized and that cash will be paid to the IRS in connection with such settlements within the next 12 months, but the complexity of these matters makes it difficult to predict the timing of their resolution. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.
Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of September 30, 2013, $1.2 billion of our cash and temporary cash investments was held by our international subsidiaries.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
September 30, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(123)	$(13)
10% decrease in underlying commodity prices	123	(2)

December 31, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(131)	(9)
10% decrease in underlying commodity prices	135	(1)

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of September 30, 2013.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of September 30, 2013 or December 31, 2012.

	September 30, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$200	$475	$—	$950	$4,824	$6,449	$7,445
Average interest rate	—%	4.8%	5.2%	—%	6.4%	7.3%	6.9%
Floating rate	$—	$100	$—	$—	$—	$—	$100	$100
Average interest rate	—%	0.9%	—%	—%	—%	—%	0.9%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$480	$200	$475	$—	$950	$4,824	$6,929	$8,521
Average interest rate	5.5%	4.8%	5.2%	—%	6.4%	7.3%	6.8%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%
FOREIGN CURRENCY RISK
As of September 30, 2013, we had commitments to purchase $845 million of U.S. dollars. Our market risk was minimal on these contracts, as they matured on or before October 31, 2013, resulting in an immaterial loss in the fourth quarter of 2013.

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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2012, or our quarterly report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.
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

EPA (McKee Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2013, we disclosed that our McKee Refinery had received a proposed penalty of $112,000 from the EPA relating to alleged violations under the EPA’s Risk Management Program. In the third quarter of 2013, we entered into a Consent Agreement and Final Order with the EPA to resolve this matter.

EPA (Fuels Enforcement). In the third quarter of 2013, we paid $350,000 to the EPA to settle and resolve alleged violations under the Clean Air Act and the EPA’s Renewable Fuel Standard. The settlement pertained to invalid RINs unlawfully sold to us by a third party. In addition to payment of the civil penalty, the settlement involved our adoption of certain protocols to minimize the risk of any future acquisition of invalid RINs.

EPA (Linden ethanol plant). In our annual report on Form 10-K for the year ended December 31, 2012, we disclosed that the EPA was seeking penalties in connection with alleged excess air emissions at our Linden,

Indiana ethanol plant. In the third quarter of 2013, we entered into a Consent Agreement and Final Order with the EPA to resolve this matter.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery and asphalt plant). In our annual report on Form 10-K for the year ended December 31, 2012, we reported that we had multiple outstanding violation notices (VNs) issued by the BAAQMD for alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. In the third quarter of 2013, we settled 33 VNs from 2011 and 2012.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2013	1,532	$34.24	1,532	—	$3.0 billion
August 2013	9,081	$35.90	9,081	—	$3.0 billion
September 2013	801,136	$35.86	655,272	145,864	$3.0 billion
Total	811,749	$35.86	665,885	145,864	$3.0 billion

(a)
The shares reported in this column represent purchases settled during the three months ended September 30, 2013 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our incentive compensation plans.

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
Date: November 5, 2013