Form 10-K
period 2013-12-31
VALERO ENERGY CORP/TX
filed 2014-02-27
CIK 1035002

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $18.8 billion based on the last sales price quoted as of June 28, 2013 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2014, 532,510,263 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 1, 2014, at which directors will be elected. Portions of the 2014 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2014 Proxy Statement where certain information required in Part III of this Form 10-K may be found.

Form 10-K Item No. and Caption		Heading in 2014 Proxy Statement

10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Board of Directors, Independent Directors, Audit Committee, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors, Identification of Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Governance Documents and Codes of Ethics

11.	Executive Compensation	Compensation Committee, Compensation Discussion and Analysis, Director Compensation, Executive Compensation, and Certain Relationships and Related Transactions

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13.	Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions and Independent Directors

14.	Principal Accountant Fees and Services	KPMG Fees for Fiscal Year 2013, KPMG Fees for Fiscal Year 2012, and Audit Committee Pre-Approval Policy

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

ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS, AND PROPERTIES

Overview. We are a Fortune 500 company based in San Antonio, Texas. Our corporate offices are at One Valero Way, San Antonio, Texas, 78249, and our telephone number is (210) 345-2000. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “VLO.” We were incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. We changed our name to Valero Energy Corporation on August 1, 1997. On January 31, 2014, we had 10,007 employees.

Our 16 petroleum refineries are located in the United States (U.S.), Canada, the United Kingdom (U.K.), and Aruba. Our refineries can produce conventional gasolines, premium gasolines, gasoline meeting the specifications of the California Air Resources Board (CARB), diesel fuel, low-sulfur diesel fuel, ultra-low-sulfur diesel fuel, CARB diesel fuel, other distillates, jet fuel, asphalt, petrochemicals, lubricants, and other refined products.

We market branded and unbranded refined products on a wholesale basis in the U.S., Canada, the Caribbean, the U.K., and Ireland through an extensive bulk and rack marketing network and through approximately 7,400 outlets that carry our brand names.

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

SEGMENTS

We have two reportable segments: refining and ethanol. Our refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations in the U.S., Canada, the U.K., Aruba, and Ireland. Our ethanol segment primarily includes sales of internally produced ethanol and distillers grains. Financial information about our segments is presented in Note 18 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

We formerly had a third reportable segment: retail. In 2013, we completed the separation of our retail business by creating an independent public company named CST Brands, Inc. (CST). The separation of our retail business is discussed in Note 3 of Notes to Consolidated Financial Statements and that discussion is incorporated herein by reference.

VALERO’S OPERATIONS
REFINING
On December 31, 2013, our refining operations included 16 petroleum refineries in the U.S., Canada, the U.K., and Aruba, with a combined total throughput capacity of approximately 3.1 million barrels per day (BPD). The following table presents the locations of these refineries and their approximate feedstock throughput capacities as of December 31, 2013.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S. Gulf Coast:
Corpus Christi (b)	Texas	325,000
Port Arthur	Texas	350,000
St. Charles	Louisiana	280,000
Texas City	Texas	250,000
Aruba (c)	Aruba	235,000
Houston	Texas	165,000
Meraux	Louisiana	135,000
Three Rivers	Texas	100,000
		1,840,000

U.S. Mid-Continent:
Memphis	Tennessee	195,000
McKee	Texas	170,000
Ardmore	Oklahoma	90,000
		455,000

North Atlantic:
Pembroke	Wales, U.K.	270,000
Quebec City	Quebec, Canada	235,000
		505,000

U.S. West Coast:
Benicia	California	170,000
Wilmington	California	135,000
		305,000
Total		3,105,000

(a)	“Throughput capacity” represents estimated capacity for processing crude oil, intermediates, and other feedstocks. Total estimated crude oil capacity is approximately 2.6 million BPD.

(b)	Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

(c)	The operations of the Aruba Refinery were suspended in March 2012. For further discussion of this matter, see Note 4 in Notes to Consolidated Financial Statements.

Total Refining System
The following table presents the percentages of principal charges and yields (on a combined basis) for all of our refineries for the year ended December 31, 2013. Our total combined throughput volumes averaged 2.7 million BPD for the year ended December 31, 2013.

Combined Total Refining System Charges and Yields

Charges:
	sour crude oil	36%
	sweet crude oil	39%
	residual fuel oil	10%
	other feedstocks	4%
	blendstocks	11%
Yields:
	gasolines and blendstocks	48%
	distillates	36%
	petrochemicals	3%
	other products (includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, and asphalt)	13%

U.S. Gulf Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the nine refineries in this region for the year ended December 31, 2013. Total throughput volumes for the U.S. Gulf Coast refining region averaged 1.52 million BPD for the year ended December 31, 2013.

Combined U.S. Gulf Coast Region Charges and Yields

Charges:
	sour crude oil	46%
	sweet crude oil	20%
	residual fuel oil	17%
	other feedstocks	4%
	blendstocks	13%
Yields:
	gasolines and blendstocks	45%
	distillates	36%
	petrochemicals	4%
	other products (includes gas oil, No. 6 fuel oil, petroleum coke, and asphalt)	15%

Corpus Christi East and West Refineries. Our Corpus Christi East and West Refineries are located on the Texas Gulf Coast along the Corpus Christi Ship Channel. The East Refinery processes sour crude oil into conventional gasoline, diesel, jet fuel, asphalt, aromatics, and other light products. The West Refinery specializes in processing primarily sour crude oil and residual fuel oil into premium products such as RBOB (reformulated gasoline blendstock for oxygenate blending). The East and West Refineries allow for the transfer of various feedstocks and blending components between the two refineries and the sharing of resources. The refineries typically receive and deliver feedstocks and products by tanker and barge via deepwater docking facilities along the Corpus Christi Ship Channel. Three truck racks with a total of 16 bays service local markets for gasoline, diesel, jet fuels, liquefied petroleum gases, and asphalt. Finished products are distributed across the refineries’ docks into ships or barges, and are transported via third-party pipelines to the Colonial, Explorer, Valley, and other major pipelines.

Port Arthur Refinery. Our Port Arthur Refinery is located on the Texas Gulf Coast approximately 90 miles east of Houston. The refinery processes primarily heavy sour crude oils and other feedstocks into gasoline, diesel, jet fuel, petrochemicals, intermediates, petroleum coke, and sulfur. The refinery’s newest major unit is a 60,000 BPD hydrocracker (completed in 2012), constructed to expand the refinery’s yield of distillates. The refinery receives crude oil over marine docks and through crude oil pipelines, and has access to the Sunoco and Oiltanking terminals at Nederland, Texas. Finished products are distributed into the Colonial, Explorer, and TEPPCO pipelines and across the refinery docks into ships or barges.

St. Charles Refinery. Our St. Charles Refinery is located approximately 15 miles west of New Orleans along the Mississippi River. The refinery processes sour crude oils and other feedstocks into gasoline, distillates, and other light products. In 2013, we completed construction and placed into operation a 60,000 BPD hydrocracker at this refinery. The refinery receives crude oil over five marine docks and has access to the Louisiana Offshore Oil Port where it can receive crude oil through a 24-inch pipeline. Finished products can be shipped over these docks or through the Colonial pipeline network for distribution to the eastern U.S.

Texas City Refinery. Our Texas City Refinery is located southeast of Houston on the Texas City Ship Channel. The refinery processes crude oils into a wide slate of products. The refinery receives its feedstocks by the Cameron Highway, Houston Offshore Oil, and Seaway Enterprise pipelines, and by ship and barge via deepwater docking facilities along the Texas City Ship Channel. The refinery uses ships and barges, as well as the Colonial, Explorer and TEPPCO pipelines for distribution of its products.

Houston Refinery. Our Houston Refinery is located on the Houston Ship Channel. It processes a mix of crude oils and intermediate oils into reformulated gasoline and distillates. The refinery receives its feedstocks via interstate crude pipelines, tankers at deepwater docking facilities along the Houston Ship Channel and interconnecting pipelines with the Texas City Refinery. It delivers its products through major pipelines, including the Colonial, Explorer, Orion, and TEPPCO pipelines.

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

Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It processes sweet and medium sour crude oils into gasoline, distillates, and aromatics. Additionally, the refinery has recently installed processing equipment to facilitate the processing of lighter domestic crude oil. The refinery has access to crude oil from sources outside the U.S. delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from U.S. sources through third-party pipelines and trucks. A 70-mile pipeline transports crude oil via connections to the Three Rivers Refinery from Corpus Christi. To capitalize on the increase in the production of domestic crude oil in South Texas, the refinery has installed facilities to receive increased volumes of domestic crude oil by truck and new third-party pipelines. The refinery distributes its refined products primarily through third-party pipelines.

Aruba Refinery. Our Aruba Refinery is located on the island of Aruba in the Caribbean Sea. The refinery heretofore processed primarily heavy sour crude oil and produced intermediate feedstocks and finished distillate products. The refinery receives crude oil by ship at its two deepwater marine docks, which can berth ultra-large crude carriers. The operations of the Aruba Refinery were suspended in March 2012, and in September 2012, we reorganized the refinery into a crude oil and refined products terminal. For additional information about this matter, see Note 4 of Notes to Consolidated Financial Statements.

U.S. Mid-Continent
The following table presents the percentages of principal charges and yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2013. Total throughput volumes for the U.S. Mid-Continent refining region averaged approximately 435,000 BPD for the year ended December 31, 2013.

Combined U.S. Mid-Continent Region Charges and Yields

Charges:
	sour crude oil	8%
	sweet crude oil	83%
	other feedstocks	1%
	blendstocks	8%
Yields:
	gasolines and blendstocks	55%
	distillates	35%
	petrochemicals	5%
	other products (includes gas oil, No. 6 fuel oil, and asphalt)	5%

Memphis Refinery. Our Memphis Refinery is located in Tennessee along the Mississippi River’s Lake McKellar. It processes primarily sweet crude oils. Most of its production is light products, including regular and premium gasoline, diesel, jet fuels, and petrochemicals. Crude oil is supplied to the refinery via the Capline pipeline and can also be received, along with other feedstocks, via barge. The refinery’s products are distributed via truck racks, barges, and a pipeline network, including one pipeline directly to the Memphis airport.

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

North Atlantic
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2013. Total throughput volumes for the North Atlantic refining region averaged approximately 459,000 BPD for the year ended December 31, 2013.

Combined North Atlantic Region Charges and Yields

Charges:
	sour crude oil	6%
	sweet crude oil	80%
	residual fuel oil	6%
	other feedstocks	1%
	blendstocks	7%
Yields:
	gasolines and blendstocks	43%
	distillates	44%
	petrochemicals	1%
	other products (includes gas oil, No. 6 fuel oil, and other products)	12%

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

Quebec City Refinery. Our Quebec City Refinery is located in Lévis, Canada (near Quebec City). It processes sweet, high mercaptan crude oils and lower-quality, sweet acidic crude oils, western Canadian synthetic oil, West Texas Intermediate (WTI) crude oil and shale oil into conventional gasoline, low-sulfur diesel, jet fuel, heating oil, and propane. The refinery receives crude oil by ship at its deepwater dock on the St. Lawrence River and by rail cars. The refinery transports its products through our pipeline from Quebec City to our terminal in Montreal and to various other terminals throughout eastern Canada by trains, ships, trucks and third-party pipelines.

U.S. West Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2013. Total throughput volumes for the U.S. West Coast refining region averaged approximately 265,000 BPD for the year ended December 31, 2013.

Combined U.S. West Coast Region Charges and Yields

Charges:
	sour crude oil	70%
	sweet crude oil	4%
	other feedstocks	11%
	blendstocks	15%
Yields:
	gasolines and blendstocks	59%
	distillates	27%
	other products (includes gas oil, No. 6 fuel oil, petroleum coke, and asphalt)	14%

Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It processes sour crude oils into premium products, primarily CARBOB gasoline, a reformulated gasoline mixture that meets the specifications of the California Air Resources Board (CARB) when blended with ethanol. The refinery receives crude oil feedstocks via a marine dock that can berth large crude oil carriers and a 20-inch crude oil pipeline connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via the Kinder Morgan pipeline system in California.

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

Feedstock Supply
Approximately 51 percent of our current crude oil feedstock requirements are purchased through term contracts while the remaining requirements are generally purchased on the spot market. Our term supply agreements include arrangements to purchase feedstocks at market-related prices directly or indirectly from various national oil companies as well as international and U.S. oil companies. The contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under our term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to us.

Refining Segment Sales
Overview
Our refining segment includes sales of refined products in both the wholesale rack and bulk markets. These sales include refined products that are manufactured in our refining operations as well as refined products purchased or received on exchange from third parties. Most of our refineries have access to marine transportation facilities and interconnect with common-carrier pipeline systems, allowing us to sell products in the U.S., Canada, the U.K., and other countries. No customer accounted for more than 10 percent of our total operating revenues in 2013.

Wholesale Marketing
We market branded and unbranded refined products on a wholesale basis through an extensive rack marketing network. The principal purchasers of our refined products from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the U.S., Canada, the U.K., and Ireland.

The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero-brand family that operate approximately 5,600 branded sites in the U.S., approximately 1,000 branded sites in the U.K. and Ireland, and approximately 800 branded sites in Canada. These sites are independently owned and are supplied by us under multi-year contracts. For wholesale branded sites, we promote the Valero®, Beacon®, and Shamrock® brands in the U.S., the Ultramar® brand in Canada, and the Texaco® brand in the U.K. and Ireland.

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

•	We are a large producer of sulfur with sales primarily to customers serving the agricultural sector. Sulfur is used in manufacturing fertilizer.

Logistics and Transportation
We own several transportation and logistics assets (crude oil pipelines, refined product pipelines, terminals, tanks, marine docks, truck rack bays, railcars, and rail facilities) that support our refining and ethanol operations. In addition, through subsidiaries, we own 100 percent of the general partner interest of Valero Energy Partners LP and approximately 70 percent of its limited partner interests. Valero Energy Partners LP is a midstream master limited partnership. Its common units representing limited partner interests are traded on the NYSE under the symbol “VLP.” Its assets support the operations of our Port Arthur, McKee, and Memphis Refineries. Valero Energy Partners LP is discussed more fully in Note 5 of Notes to Consolidated Financial Statements.

ETHANOL
We own 10 ethanol plants with a combined ethanol production capacity of about 1.2 billion gallons per year. Our ethanol plants are dry mill facilities1 that process corn to produce ethanol and distillers grains.2 We source our corn supply from local farmers and commercial elevators. Our facilities receive corn primarily by rail and truck. We publish on our website a corn bid for local farmers and cooperative dealers to use to facilitate corn supply transactions.

After processing, our ethanol is held in storage tanks on-site pending loading to trucks and railcars. We sell our ethanol (i) to large customers – primarily refiners and gasoline blenders – under term and spot contracts, and (ii) in bulk markets such as New York, Chicago, the U.S. Gulf Coast, Florida, and the U.S. West Coast. We ship our dry distillers grains (DDG) by truck or rail primarily to animal feed customers in the U.S. and Mexico, with some sales into the Far East. We also sell modified distillers grains locally at our plant sites.

The following table presents the locations of our ethanol plants, their approximate ethanol and DDG production capacities, and their approximate corn processing capacities.

State	City	Ethanol Production Capacity (in gallons per year)	Production of DDG (in tons per year)	Corn Processed (in bushels per year)
Indiana	Linden	120 million	355,000	42 million
Iowa	Albert City	120 million	355,000	42 million
	Charles City	125 million	370,000	44 million
	Fort Dodge	125 million	370,000	44 million
	Hartley	125 million	370,000	44 million
Minnesota	Welcome	125 million	370,000	44 million
Nebraska	Albion	120 million	355,000	42 million
Ohio	Bloomingburg	120 million	355,000	42 million
South Dakota	Aurora	125 million	370,000	44 million
Wisconsin	Jefferson	100 million	320,000	37 million
	total	1,205 million	3,590,000	425 million

The combined production of denatured ethanol from our plants in 2013 averaged 3.3 million gallons per day.
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

Our access to credit and capital markets also depends on the credit ratings assigned to our debt by independent credit rating agencies. We currently maintain investment-grade ratings by Standard & Poor’s Ratings Services (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings (Fitch) on our senior unsecured debt. Ratings from credit agencies are not recommendations to buy, sell, or hold our securities. Each rating should be evaluated independently of any other rating. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if ratings agencies were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, we may not be able to obtain favorable credit terms from our suppliers or they may require us to provide collateral, letters of credit, or other forms of security, which would increase our operating costs. As a result, a downgrade below investment grade in our credit ratings could have a material adverse impact on our financial position, results of operations, and liquidity.

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

Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment that could materially and adversely affect our business, financial condition, results of operations, and liquidity. For example, in 2012, the U.S. Environmental Protection Agency (EPA) proposed more stringent requirements for refinery air emissions through revisions to existing New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants. The EPA also issued final amendments to Subpart Ja of the New Source Performance Standards, which included revisions to certain emission limits, monitoring requirements, fuel gas concentration limits, and waste gas flow limits for process heaters and flares. In addition, the EPA has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide and nitrogen dioxide, and the EPA is considering further revisions to the NAAQS. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental restrictions on greenhouse gas emissions – including so-called “cap-and-trade” programs targeted at reducing carbon dioxide emissions – could result in material increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

Competitors that produce their own supply of feedstocks, own their own retail sites, have greater financial resources, or provide alternative energy sources may have a competitive advantage.
The refining and marketing industry is highly competitive with respect to both feedstock supply and refined product markets. We compete with many companies for available supplies of crude oil and other feedstocks and for sites for our refined products. We do not produce any of our crude oil feedstocks and, following the separation of our retail business, we do not have a company-owned retail network. Many of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and some have extensive retail sites. Such competitors are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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
Our refining and marketing operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, maritime hazards, and natural catastrophes. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage is very limited, and coverage for terrorism risks includes very broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations, and liquidity.

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

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, Valero Energy Partners LP, which may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of Valero Energy Partners LP, a publicly traded master limited partnership. Our control of the general partner of Valero Energy Partners LP may increase the possibility of claims of breach of fiduciary duties, including claims of conflicts of interest, related to Valero Energy Partners LP. Liability resulting from such claims could have a material adverse effect on our financial position, results of operations, and liquidity.

If our spin-off of CST Brands, Inc. (the “Spin-off”), or certain internal transactions undertaken in anticipation of the Spin-off, were determined to be taxable for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax liability.

We have received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that, for U.S. federal income tax purposes, the Spin-off, except for cash received in lieu of fractional shares, will qualify as tax-free under sections 355 and 361 of the U.S. Internal Revenue Code of 1986, as amended (Code), and that certain internal transactions undertaken in anticipation of the Spin-off qualified for favorable treatment. The IRS did not rule, however, on whether the Spin-off satisfied certain requirements necessary to obtain tax-free treatment under section 355 of the Code. Instead, the private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the private letter ruling. In connection with the private letter ruling, we also obtained an opinion from a nationally recognized accounting firm, substantially to the effect that, for U.S. federal income tax purposes, the Spin-off qualified under sections 355 and 361 of the Code. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by CST and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Furthermore, notwithstanding the private letter ruling, the IRS could determine on audit that the Spin-off or the internal transactions undertaken in anticipation of the Spin-off should be treated as taxable transactions if it determines that any of the facts, assumptions, representations, or undertakings we or CST have made or provided to the IRS is incorrect or incomplete, or that the Spin-off or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Spin-off.

If the Spin-off ultimately were determined to be taxable, each holder of our common stock who received shares of CST common stock in the Spin-off generally would be treated as receiving a Spin-off of property in an amount equal to the fair market value of the shares of CST common stock received by such holder. Any such Spin-off would be a dividend to the extent of our current earnings and profits as of the end of 2013, and any accumulated earnings and profits. Any amount that exceeded our relevant earnings and profits would be treated first as a non-taxable return of capital to the extent of such holder’s tax basis in our shares of common stock with any remaining amount generally being taxed as a capital gain. In addition, we would recognize gain in an amount equal to the excess of the fair market value of shares of CST common stock distributed to our holders on the Spin-off date over our tax basis in such shares of CST common stock. Moreover, we could incur significant U.S. federal income tax liabilities if it ultimately were determined that certain internal transactions undertaken in anticipation of the Spin-off were taxable.

Under the terms of the tax matters agreement we entered into with CST in connection with the Spin-off, we generally are responsible for any taxes imposed on us and our subsidiaries in the event that the Spin-off and/or certain related internal transactions were to fail to qualify for tax-free treatment. However, if the Spin-off and/or such internal transactions were to fail to qualify for tax-free treatment because of actions or failures to act by CST or its subsidiaries, CST would be responsible for all such taxes. If we were to become liable for taxes under the tax matters agreement, that liability could have a material adverse effect on us. The Spin-off is more fully described in Note 3 of Notes to Consolidated Financial Statements.

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

•
Item 8, “Financial Statements and Supplementary Data” in Note 10 of Notes to Consolidated Financial Statements under the caption “Environmental Liabilities,” and Note 12 of Notes to Consolidated Financial Statements under the caption “Environmental Matters.”

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2013, our capital expenditures attributable to compliance with environmental regulations were $69 million, and are currently estimated to be $90 million for 2014 and $204 million for 2015. The estimates for 2014 and 2015 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

PROPERTIES

Our principal properties are described above under the caption “Valero’s Operations,” and that information is incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2013, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 11 and 12 of Notes to Consolidated Financial Statements. Financial information about our properties is presented in Note 8 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Our patents relating to our refining operations are not material to us as a whole. The trademarks and tradenames under which we conduct our branded wholesale business – including Valero®, Diamond Shamrock®, Shamrock®, Ultramar®, Beacon®, Texaco® – and other trademarks employed in the marketing of petroleum products are integral to our wholesale marketing operations.

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

EPA (St. Charles Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2013, we reported that the EPA had issued to our St. Charles Refinery a draft Compliance Agreement and Final Order assessing a penalty of $440,000 for various alleged violations under the Clean Air Act’s Section 112(r) and the EPA’s Risk Management Program. Recently, we resolved the matter with the EPA.

People of the State of Illinois, ex rel. v. The Premcor Refining Group Inc., et al., Third Judicial Circuit Court, Madison County (Case No. 03-CH-00459, filed May 29, 2003) (Hartford Refinery and terminal). The Illinois Environmental Protection Agency has issued several Notices of Violation (NOVs) alleging violations of air and waste regulations at Premcor’s Hartford, Illinois terminal and closed refinery. We are negotiating the terms of a consent order for corrective action.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We currently have multiple outstanding Violation Notices (VNs) issued by the BAAQMD in 2011, 2012, and 2013, which we reasonably believe may result in penalties of $100,000 or more. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. We continue to work with the BAAQMD to resolve these VNs.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). We currently have multiple NOVs issued by the SCAQMD, which we reasonably believe may result in penalties of $100,000 or more. These NOVs are for alleged reporting violations and excess emissions at our Wilmington Refinery. We continue to work with the SCAQMD to resolve these NOVs.

Texas Commission on Environmental Quality (TCEQ) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2012, we reported that our Port Arthur Refinery received a proposed agreed order from the TCEQ that assessed a penalty of $180,911 for various alleged air emission and reporting violations. The Port Arthur Refinery has also received additional Notices of Enforcement (NOEs), for which we have not received proposed penalty amounts but reasonably believe may result in penalties of $100,000 or more. We are working with the TCEQ to resolve all of these outstanding violations.

TCEQ (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2012, we reported that the TCEQ issued an NOE for unauthorized flare emissions. Potential stipulated penalties under our EPA §114 Clean Air Act Consent Decree for these incidents are expected to be $166,000 should the EPA issue a stipulated penalty demand letter for these events.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “VLO.”

As of January 31, 2014, there were 6,628 holders of record of our common stock.

The following table shows the high and low sales prices of and dividends declared on our common stock for each quarter of 2013 and 2012.

	Sales Prices of the Common Stock		Dividends Per Common Share
Quarter Ended	High	Low
2013:
December 31	$50.40	$33.73	$0.225
September 30	37.13	33.54	0.225
June 30	44.97	33.76	0.200
March 31	48.51	34.35	0.200
2012:
December 31	34.38	28.20	0.175
September 30	33.75	23.64	0.175
June 30	26.33	20.37	0.150
March 31	28.56	19.61	0.150

On January 22, 2014, our board of directors declared a quarterly cash dividend of $0.25 per common share payable March 12, 2014 to holders of record at the close of business on February 12, 2014.

Dividends are considered quarterly by the board of directors and may be paid only when approved by the board.

The following table discloses purchases of shares of Valero’s common stock made by us or on our behalf during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 2013	2,692,850	$34.10	85,708	2,607,142	$ 2.9 billion
November 2013	2,413,232	$41.76	343,227	2,070,005	$ 2.8 billion
December 2013	3,172,462	$46.37	1,134	3,171,328	$ 2.6 billion
Total	8,278,544	$41.04	430,069	7,848,475	$ 2.6 billion

(a)
The shares reported in this column represent purchases settled in the fourth quarter of 2013 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans, and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On April 26, 2007, we publicly announced an increase in our common stock purchase program from $2 billion to $6 billion, as authorized by our board of directors on April 25, 2007. During 2013, we completed the $6 billion program. On February 28, 2008, we announced that our board of directors approved a $3 billion common stock purchase program, which was in addition to the $6 billion program. This $3 billion program has no expiration date.

The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of Valero’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return1 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five-year period commencing December 31, 2008 and ending December 31, 2013. Our peer group comprises the following 11 companies: Alon USA Energy, Inc.; BP plc; CVR Energy, Inc.; Delek US Holdings, Inc. (DK); HollyFrontier Corporation; Marathon Petroleum Corporation; PBF Energy Inc. (PBF); Phillips 66; Royal Dutch Shell plc; Tesoro Corporation; and Western Refining, Inc. Our peer group previously included Hess Corporation, but it has exited the refining business, and was replaced in our peer group by DK and PBF who are also engaged in refining operations.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN1
Among Valero Energy Corporation, the S&P 500 Index,
Old Peer Group, and New Peer Group

	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Valero Common Stock	$100.00	$79.77	$111.31	$102.57	$170.45	$281.24
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Old Peer Group	100.00	126.98	122.17	127.90	138.09	170.45
New Peer Group	100.00	127.95	120.42	129.69	136.92	166.57
____________

[1]
Assumes that an investment in Valero common stock and each index was $100 on December 31, 2008. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 31, 2008 through December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five-year period ended December 31, 2013 was derived from our audited financial statements. The following table should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the historical financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data.”

The following summaries are in millions of dollars, except for per share amounts:

	Year Ended December 31,
	2013 (a)	2012 (b)	2011 (c)	2010 (d)	2009 (d)
Operating revenues	$138,074	$139,250	$125,987	$82,233	$64,599
Income (loss) from continuing operations	2,728	2,080	2,096	923	(273)
Earnings per common share from continuing operations – assuming dilution	4.97	3.75	3.69	1.62	(0.50)
Dividends per common share	0.85	0.65	0.30	0.20	0.60
Total assets	47,260	44,477	42,783	37,621	35,572
Debt and capital lease obligations, less current portion	6,261	6,463	6,732	7,515	7,163
___________________________

(a)	Includes the operations of our retail business prior to its separation from us on May 1, 2013, as further described in Note 3 of Notes to Consolidated Financial Statements.

(b)	The operations of the Aruba Refinery were suspended in March 2012, as further described in Note 4 of Notes to Consolidated Financial Statements.

(c)
We acquired the Meraux Refinery on October 1, 2011 and the Pembroke Refinery on August 1, 2011. The information presented for 2011 includes the results of operations from these acquisitions commencing on their respective acquisition dates.

(d)
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

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products globally and in the regions where we operate;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining, and ethanol industry fundamentals.

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

OVERVIEW AND OUTLOOK

Overview
For the year ended December 31, 2013, we reported net income attributable to Valero stockholders of $2.7 billion, or $4.97 per share (assuming dilution), compared to $2.1 billion, or $3.75 per share (assuming dilution), for the year ended December 31, 2012.

The increase in net income attributable to Valero stockholders of $637 million was primarily due to the effect of asset impairment losses of $1.0 billion recorded during the year ended December 31, 2012, which lowered net income for 2012, as compared to the year ended December 31, 2013. In addition, during 2013, we recorded a $325 million nontaxable gain related to the disposition of our retained interest in CST Brands, Inc. (CST), which is more fully described in Notes 3 and 11 of Notes to Consolidated Financial Statements. Excluding these significant items, net income attributable to Valero stockholders for 2013 declined by $702 million due primarily to lower refining segment operating income as discussed below.

Our operating income decreased $47 million from 2012 to 2013 as outlined by business segment in the following table (in millions):

	Year Ended December 31,
	2013	2012	Change
Operating income (loss) by business segment:
Refining	$4,217	$4,450	$(233)
Retail	81	348	(267)
Ethanol	491	(47)	538
Corporate	(826)	(741)	(85)
Total	$3,963	$4,010	$(47)

Operating income for 2012 was negatively impacted by asset impairment losses of $1.0 billion, of which $928 million related to our Aruba refinery (as further discussed in Note 4 of Notes to Consolidated Financial Statements), and severance expense of $41 million, which was also related to our Aruba Refinery (as further discussed in Note 10 of Notes to Consolidated Financial Statements). Excluding these significant items, total operating income and refining segment operating income for 2012 would have been $5.1 billion and $5.5 billion, respectively, resulting in a $1.1 billion decrease in total operating income and a $1.3 billion decrease in refining segment operating income from 2012 to 2013.

The $1.3 billion decrease in refining segment operating income for 2013 compared to 2012 was primarily due to lower refining margins in each of our regions. The decrease in refining margins was the result of lower gasoline margins, lower discounts on light sweet crude oils, and higher costs of biofuel credits (primarily Renewable Identification Numbers (RINs) needed to comply with the U.S. federal Renewable Fuel Standard (RFS)), which were partially offset by higher distillate margins and higher discounts on sour crude oils between the years.

On May 1, 2013, we completed the separation of our retail business by spinning off 80 percent of CST as an independent public company. As a result, we no longer operate a retail business and had no retail segment operating results after April 30, 2013, resulting in the $267 million decrease in retail segment operating income for 2013 compared to 2012. The separation of our retail business is more fully discussed in Note 3 of Notes to Consolidated Financial Statements.

Our ethanol segment operating income in 2013 increased $538 million compared to 2012 due to higher gross margin per gallon of ethanol and higher production volumes. Lower corn prices and higher ethanol prices contributed to the improved gross margin. We increased our production of ethanol following the first quarter of 2013 to capture the improved economics of higher gross margins per gallon during 2013.

On December 16, 2013, Valero Energy Partners LP (VLP) completed its initial public offering of 17,250,000 common units at a price of $23.00 per unit, which included a 2,250,000 common unit over-allotment option that was fully exercised by the underwriters. VLP received $369 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. VLP’s initial assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Port Arthur, McKee, and Memphis Refineries. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Outlook
Our refining segment benefits from processing sour crude oils (such as Maya crude oil) in our U.S. Gulf Coast region and light sweet crude oils (such as WTI crude oil) in our U.S. Mid-Continent region due to the favorable discounts between the prices of these types of crude oil and the price of Brent crude oil. Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. The discounts in the prices of light sweet and sour crude oils compared to the price of Brent crude oil widened significantly during the fourth quarter of 2013. For the first quarter of 2014, discounts on light sweet and sour crude oils narrowed slightly compared to the fourth quarter and we expect these discounts to remain volatile for the remainder of the first quarter.

In addition, gasoline margins across all regions were seasonally weak during the fourth quarter of 2013 and remain seasonally weak thus far in the first quarter of 2014. Distillate margins across all regions, thus far in 2014, have remained consistent with those realized during the fourth quarter of 2013. We are exposed to the volatility in the market prices of crude oil and refined products, and we expect such prices to continue to be volatile in the near to mid-term.

We are also exposed to the volatility in the market price of biofuel credits (primarily RINs in the U.S.), which we purchase in the open market to meet our obligation to blend biofuels into the products we produce. To date during the first quarter of 2014, the market price of RINs has increased compared to year end levels, but the price remains lower than prices experienced during 2013. Therefore, we estimate that the cost of meeting our obligation for the full year of 2014 will be between $250 million and $350 million. Because the market price of RINs is volatile and is significantly impacted by biofuel blending rates that are established by the EPA, it is difficult for us to predict reliably the market price of RINs.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.
2013 Compared to 2012
Financial Highlights
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2013 (a)	2012	Change
Operating revenues	$138,074	$139,250	$(1,176)
Costs and expenses:
Cost of sales	127,316	127,268	48
Operating expenses:
Refining (b)	3,704	3,668	36
Retail	226	686	(460)
Ethanol	387	332	55
General and administrative expenses	758	698	60
Depreciation and amortization expense:
Refining	1,566	1,370	196
Retail	41	119	(78)
Ethanol	45	42	3
Corporate	68	43	25
Asset impairment losses (c)	—	1,014	(1,014)
Total costs and expenses	134,111	135,240	(1,129)
Operating income	3,963	4,010	(47)
Gain on disposition of retained interest in CST Brands, Inc. (a)	325	—	325
Other income, net	59	9	50
Interest and debt expense, net of capitalized interest	(365)	(313)	(52)
Income before income tax expense	3,982	3,706	276
Income tax expense	1,254	1,626	(372)
Net income	2,728	2,080	648
Less: Net income (loss) attributable to noncontrolling interests	8	(3)	11
Net income attributable to Valero stockholders	$2,720	$2,083	$637

Earnings per common share – assuming dilution	$4.97	$3.75	$1.22
________________
See note references on page 32.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2013	2012	Change
Refining (b) (c):
Operating income	$4,217	$4,450	$(233)
Throughput margin per barrel (e)	$9.69	$10.96	$(1.27)
Operating costs per barrel:
Operating expenses	3.78	3.79	(0.01)
Depreciation and amortization expense	1.60	1.44	0.16
Total operating costs per barrel	5.38	5.23	0.15
Operating income per barrel	$4.31	$5.73	$(1.42)

Throughput volumes (thousand BPD):
Feedstocks:
Heavy sour crude	486	453	33
Medium/light sour crude	466	547	(81)
Sweet crude	1,039	991	48
Residuals	282	200	82
Other feedstocks	106	120	(14)
Total feedstocks	2,379	2,311	68
Blendstocks and other	303	302	1
Total throughput volumes	2,682	2,613	69

Yields (thousand BPD):
Gasolines and blendstocks	1,287	1,251	36
Distillates	984	918	66
Other products (f)	440	467	(27)
Total yields	2,711	2,636	75
__________
See note references on page 32.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2013	2012	Change
U.S. Gulf Coast (b) (c):
Operating income	$2,381	$2,541	$(160)
Throughput volumes (thousand BPD)	1,523	1,488	35
Throughput margin per barrel (e)	$9.57	$9.65	$(0.08)
Operating costs per barrel:
Operating expenses	3.66	3.55	0.11
Depreciation and amortization expense	1.63	1.44	0.19
Total operating costs per barrel	5.29	4.99	0.30
Operating income per barrel	$4.28	$4.66	$(0.38)

U.S. Mid-Continent:
Operating income	$1,293	$2,044	$(751)
Throughput volumes (thousand BPD)	435	430	5
Throughput margin per barrel (e)	$13.37	$18.49	$(5.12)
Operating costs per barrel:
Operating expenses	3.58	4.02	(0.44)
Depreciation and amortization expense	1.64	1.48	0.16
Total operating costs per barrel	5.22	5.50	(0.28)
Operating income per barrel	$8.15	$12.99	$(4.84)

North Atlantic:
Operating income	$570	$752	$(182)
Throughput volumes (thousand BPD)	459	428	31
Throughput margin per barrel (e)	$7.93	$9.24	$(1.31)
Operating costs per barrel:
Operating expenses	3.50	3.59	(0.09)
Depreciation and amortization expense	1.03	0.85	0.18
Total operating costs per barrel	4.53	4.44	0.09
Operating income per barrel	$3.40	$4.80	$(1.40)

U.S. West Coast:
Operating income (loss)	$(27)	$147	$(174)
Throughput volumes (thousand BPD)	265	267	(2)
Throughput margin per barrel (e)	$7.43	$8.84	$(1.41)
Operating costs per barrel:
Operating expenses	5.35	5.09	0.26
Depreciation and amortization expense	2.35	2.25	0.10
Total operating costs per barrel	7.70	7.34	0.36
Operating income (loss) per barrel	$(0.27)	$1.50	$(1.77)

Operating income for regions above	$4,217	$5,484	$(1,267)
Severance expense (b)	—	(41)	41
Asset impairment losses (c)	—	(993)	993
Total refining operating income	$4,217	$4,450	$(233)
__________
See note references on page 32.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2013	2012	Change
Feedstocks:
Brent crude oil	$108.74	$111.70	(2.96)
Brent less West Texas Intermediate (WTI) crude oil	10.80	17.55	(6.75)
Brent less Alaska North Slope (ANS) crude oil	1.00	1.08	(0.08)
Brent less Louisiana Light Sweet (LLS) crude oil	0.41	(0.91)	1.32
Brent less Mars crude oil	5.52	3.97	1.55
Brent less Maya crude oil	11.31	12.06	(0.75)
LLS crude oil	108.33	112.61	(4.28)
LLS less Mars crude oil	5.11	4.88	0.23
LLS less Maya crude oil	10.90	12.97	(2.07)
WTI crude oil	97.94	94.15	3.79

Natural gas (dollars per million British thermal units)	3.69	2.71	0.98

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	2.69	4.89	(2.20)
Ultra-low-sulfur diesel less Brent	15.95	16.48	(0.53)
Propylene less Brent	(2.72)	(22.38)	19.66
CBOB gasoline less LLS	3.10	3.98	(0.88)
Ultra-low-sulfur diesel less LLS	16.36	15.57	0.79
Propylene less LLS	(2.31)	(23.29)	20.98
U.S. Mid-Continent:
CBOB gasoline less WTI (d)	16.77	25.40	(8.63)
Ultra-low-sulfur diesel less WTI	28.33	34.96	(6.63)
North Atlantic:
CBOB gasoline less Brent	8.50	10.66	(2.16)
Ultra-low-sulfur diesel less Brent	17.84	19.06	(1.22)
U.S. West Coast:
CARBOB 87 gasoline less ANS	12.69	15.39	(2.70)
CARB diesel less ANS	18.83	19.93	(1.10)
CARBOB 87 gasoline less WTI	22.49	31.86	(9.37)
CARB diesel less WTI	28.63	36.40	(7.77)
New York Harbor corn crush (dollars per gallon)	0.42	(0.15)	0.57
__________
See note references on page 32.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2013	2012	Change
Retail:
Operating income (a) (c)	$81	$348	$(267)

Ethanol:
Operating income (loss)	$491	$(47)	$538
Ethanol production (thousand gallons per day)	3,294	2,967	327
Gross margin per gallon of production (e)	$0.77	$0.30	$0.47
Operating costs per gallon of production:
Operating expenses	0.32	0.30	0.02
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.36	0.34	0.02
Operating income (loss) per gallon of production	$0.41	$(0.04)	$0.45
__________
See note references on page 32.

The following notes relate to references on pages 27 through 31.

(a)
On May 1, 2013, we completed the separation of our retail business by spinning off 80 percent of CST. This transaction is more fully discussed in Note 3 of Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us through November 14, 2013, which is reflected in “other income, net” for the year ended December 31, 2013. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income. In October 2013, we borrowed $525 million under a short-term debt agreement with a third-party financial institution in anticipation of liquidating our retained interest in CST. This liquidation was completed on November 14, 2013 by transferring all remaining shares of CST common stock owned by us to the financial institution in exchange for $467 million of our short-term debt, and we paid the remaining $58 million of short-term debt in cash. After paying $19 million of fees, we recognized a $325 million nontaxable gain.

(b)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. The reorganization resulted in the termination of the majority of our employees in Aruba, and we recognized severance expense of $41 million in September 2012. This expense is reflected in refining segment operating income for the year ended December 31, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region. No income tax benefits were recognized related to this severance expense.

(c)
Asset impairment losses for the year ended December 31, 2012 include a $928 million loss on the write-down of the Aruba Refinery. In addition, we recorded asset impairment losses of $65 million ($42 million after taxes) related to equipment associated with permanently cancelled capital projects at several of our refineries and $21 million ($13 million after taxes) related to certain retail stores in 2012 that we owned prior to the separation of our retail business. The total asset impairment losses of $1.0 billion are reflected in the operating income of the respective segments for the year ended December 31, 2012, but the asset impairment losses associated with the Aruba Refinery and the cancelled capital projects are excluded from the operating costs per barrel and operating income per barrel for the refining segment and the U.S. Gulf Coast region.

(d)
U.S. Mid-Continent product specifications for gasoline changed on September 16, 2013 from Conventional 87 gasoline to CBOB gasoline. Therefore, average market reference prices for comparable products meeting the new specifications required in this region are now being provided for all periods presented.

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

General
Operating revenues decreased $1.2 billion (or 1 percent) for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of lower average refined product prices between the two years related to our refining segment operations. In addition, operating income decreased $47 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a $233 million decrease in refining segment operating income, a $267 million decrease in retail segment operating income, and a $60 million increase in general and administrative expenses, partially offset by a $538 million increase in ethanol segment operating income. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income decreased $233 million from $4.5 billion for the year ended December 31, 2012 to $4.2 billion for the year ended December 31, 2013. Excluding asset impairment losses and severance expenses of $993 million and $41 million in 2012 primarily related to our Aruba Refinery, which are more fully described in Notes 4 and 10 of Notes to Consolidated Financial Statements, respectively, refining segment operating income decreased $1.3 billion from 2012 to 2013. The decrease in refining segment operating income was primarily due to a $994 million decrease in refining margin, a $196 million increase in depreciation and amortization expense, and a $36 million increase in operating expenses.

Refining margin decreased $994 million (a $1.27 per barrel decrease) in 2013 compared to 2012, primarily due to the following:

•
Decrease in gasoline margins - We experienced a decline in gasoline margins throughout all of our regions during 2013 compared to 2012. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $16.77 per barrel during 2013 compared to $25.40 per barrel during 2012, representing an unfavorable decrease of $8.63 per barrel. We estimate that the decline in gasoline margins per barrel during 2013 compared to 2012 had a negative impact to our refining margin of approximately $790 million for all refining regions.

•
Lower discounts on WTI-type crude oils in the U.S. Mid-Continent region - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. In 2013, the discount in the price of WTI compared to the price of Brent crude oil narrowed compared to 2012. WTI crude oil sold at a discount of $10.80 per barrel to Brent crude oil in 2013 compared to a discount of $17.55 per barrel in 2012, representing an unfavorable decrease of $6.75 per barrel. Therefore, the lower discount on WTI-type crude oils that we processed negatively impacted our refining margin. We estimate that the decrease in the discounts for WTI-type crude oils that we processed during 2013 reduced our refining margin by approximately $640 million.

•
Higher costs of biofuel credits - As more fully described in Note 21 of Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $267 million from $250 million in 2012 to $517 million in 2013. This increase was due to an increase in the market price of RINs caused by an expectation in the market of a shortage in available RINs.

•
Increase in distillate margins - Despite lower distillate prices throughout all of our regions during 2013 compared to 2012, we experienced an increase in distillate margins during 2013 compared to 2012 as a result of increased production volumes of distillate between the years. This production volume increase of 66,000 barrels per day was primarily due to the start up of our new hydrocracker units at our Port Arthur and St. Charles Refineries, resulting in a $370 million increase in our refining margin in 2013.

•
Higher discounts on medium sour crude oils - In 2013, the discount in the price of medium sour crude oils compared to the price of Brent crude oil widened. For example, Mars crude oil, which is a medium sour crude oil, sold at a discount of $5.52 per barrel to Brent crude oil in 2013 compared to a discount of $3.97 per barrel during 2012, representing a favorable increase of $1.55 per barrel.Therefore, the higher discounts on the medium sour crude oils we processed favorably impacted our refining margin. We estimate that the increase in the discounts for medium sour crude oils that we processed during 2013 had a favorable impact to our refining margin of approximately $260 million.

The increase of $36 million in operating expenses was primarily due to a $185 million increase in energy costs related to higher natural gas costs and higher use of natural gas associated with our new hydrocracker units at our Port Arthur and St. Charles Refineries. This increase was partially offset by a $124 million decrease in operating expenses incurred by the Aruba Refinery, whose operations were suspended in March 2012.

The increase of $196 million in depreciation and amortization expense was due to additional depreciation expense primarily associated with our new hydrocracker units at our Port Arthur and St. Charles Refineries that began operating in late 2012 and the third quarter of 2013, respectively, and an increase in refinery turnaround and catalyst amortization.

Retail
Retail segment operating income was $81 million for the year ended December 31, 2013 compared to $348 million for the year December 31, 2012. The $267 million decrease was primarily due to the separation of our retail business on May 1, 2013, which is more fully described in Note 3 of Notes to Consolidated Financial Statements. As a result of the separation, retail segment operating income for 2013 reflects the operations of our former retail business for only the first four months of 2013.
Ethanol
Ethanol segment operating income was $491 million for the year ended December 31, 2013 compared to an operating loss of $47 million for the year ended December 31, 2012. The $538 million increase in operating income was primarily due to a $596 million increase in gross margin, partially offset by a $55 million increase in operating expenses.

Ethanol gross margin per gallon increased $0.47 per gallon from $0.30 per gallon in 2012 to $0.77 per gallon in 2013 due to the following:

•
Lower corn prices - Corn prices decreased year over year as many of the corn-producing regions of the U.S. Mid-Continent recovered from a drought that began in the second quarter of 2012. For example, the Chicago Board of Trade corn price was $5.80 per bushel in 2013 compared to $6.94 per bushel in 2012. The decrease in the price of corn that we processed during 2013 favorably impacted our ethanol margin by approximately $290 million.

•
Higher ethanol prices - Ethanol prices increased year over year due to a decrease in the supply of ethanol in the market. The decrease in supply resulted from reduced production in 2012 and early 2013 as the industry responded to a narrowing of ethanol gross margin per gallon, which were due to higher corn prices primarily caused by the drought in the corn-producing regions of the U.S. Mid-

Continent described above. By mid-2013, ethanol inventory levels in the U.S. had declined to their lowest level in over three years and as a result, prices increased significantly beginning late in the first quarter of 2013. For example, the New York Harbor ethanol price was $2.53 per gallon in 2013 compared to $2.37 per gallon in 2012. The increase in the price of ethanol per gallon during 2013 had a favorable impact to our ethanol margin of approximately $160 million.

•
Increased production volumes - Ethanol margin also improved due to increased production volumes between the years of 327,000 gallons per day in 2013 compared to 2012 in response to the improved ethanol gross margin per gallon. The increase in production volumes during 2013 had a favorable impact to our ethanol gross margin of approximately $85 million.

The $55 million increase in operating expenses during 2013 compared to 2012 was primarily due to a $40 million increase in energy costs compared to 2012 resulting from higher natural gas prices during 2013 and a $12 million year over year increase in chemical costs due to higher production.

Corporate Expenses and Other
General and administrative expenses increased $60 million from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to $52 million of environmental and legal reserve adjustments that were recorded during 2013 and $30 million for transaction costs related to the separation of our retail business on May 1, 2013. These increases were partially offset by an $11 million reduction in insurance reserves during 2013. The increase in corporate depreciation and amortization expense was primarily due to $20 million of losses incurred on the sale of certain corporate property.

During the year ended December 31, 2013, we recognized a nontaxable gain of $325 million, or $0.60 per share, related to the disposition of our retained interest in CST, which is more fully described in Note 11 of Notes to Consolidated Financial Statements.

“Interest and debt expense, net of capitalized interest” for year ended December 31, 2013 increased $52 million from the year ended December 31, 2012. This increase was primarily due to a $103 million decrease in capitalized interest due to completion of several large capital projects, including the new hydrocrackers at our Port Arthur and St. Charles Refineries, offset by a $44 million favorable impact from the decrease in average borrowings and a $12 million write-off of unamortized debt discounts related to the early redemption of certain industrial revenue bonds in the first quarter of 2012.

Income tax expense decreased $372 million from the year ended December 31, 2012 to the year ended December 31, 2013. The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the year ended December 31, 2013 was primarily due to the nontaxable gain on the disposition of our retained interest in CST. The variation in the customary relationship between income tax expense and income before income tax expense for 2012 was primarily due to not recognizing the tax benefits associated with the asset impairment loss of $928 million and the severance expense of $41 million related to the Aruba Refinery as we did not expect to realize a tax benefit from these losses.

2012 Compared to 2011

Financial Highlights (a) (b)
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2012	2011	Change
Operating revenues	$139,250	$125,987	$13,263
Costs and expenses:
Cost of sales (c)	127,268	115,719	11,549
Operating expenses:
Refining (d)	3,668	3,406	262
Retail	686	678	8
Ethanol	332	399	(67)
General and administrative expenses	698	571	127
Depreciation and amortization expense:
Refining	1,370	1,338	32
Retail	119	115	4
Ethanol	42	39	3
Corporate	43	42	1
Asset impairment loss (e)	1,014	—	1,014
Total costs and expenses	135,240	122,307	12,933
Operating income	4,010	3,680	330
Other income, net	9	43	(34)
Interest and debt expense, net of capitalized interest	(313)	(401)	88
Income from continuing operations before income tax expense	3,706	3,322	384
Income tax expense	1,626	1,226	400
Income from continuing operations	2,080	2,096	(16)
Loss from discontinued operations, net of income taxes	—	(7)	7
Net income	2,080	2,089	(9)
Less: Net loss attributable to noncontrolling interest	(3)	(1)	(2)
Net income attributable to Valero stockholders	$2,083	$2,090	$(7)

Net income attributable to Valero stockholders:
Continuing operations	$2,083	$2,097	$(14)
Discontinued operations	—	(7)	7
Total	$2,083	$2,090	$(7)

Earnings per common share – assuming dilution:
Continuing operations	$3.75	$3.69	$0.06
Discontinued operations	—	(0.01)	0.01
Total	$3.75	$3.68	$0.07
__________
See note references on page 41.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2012	2011	Change
Refining (a) (b):
Operating income (c) (d) (e)	$4,450	$3,516	$934
Throughput margin per barrel (c) (f)	$10.96	$9.91	$1.05
Operating costs per barrel:
Operating expenses (d)	3.79	3.83	(0.04)
Depreciation and amortization expense	1.44	1.51	(0.07)
Total operating costs per barrel (e)	5.23	5.34	(0.11)
Operating income per barrel	$5.73	$4.57	$1.16

Throughput volumes (thousand BPD):
Feedstocks:
Heavy sour crude	453	454	(1)
Medium/light sour crude	547	442	105
Sweet crude	991	861	130
Residuals	200	282	(82)
Other feedstocks	120	122	(2)
Total feedstocks	2,311	2,161	150
Blendstocks and other	302	273	29
Total throughput volumes	2,613	2,434	179

Yields (thousand BPD):
Gasolines and blendstocks	1,251	1,120	131
Distillates	918	834	84
Other products (g)	467	494	(27)
Total yields	2,636	2,448	188
__________
See note references on page 41.

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
__________
See note references on page 41.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2012	2011	Change
Feedstocks:
Brent crude oil	$111.70	$110.93	$0.77
Brent less WTI crude oil	17.55	15.88	1.67
Brent less ANS crude oil	1.08	1.39	(0.31)
Brent less LLS crude oil	(0.91)	(0.54)	(0.37)
Brent less Mars crude oil	3.97	3.46	0.51
Brent less Maya crude oil	12.06	12.18	(0.12)
LLS crude oil	112.61	111.47	1.14
LLS less Mars crude oil	4.88	4.00	0.88
LLS less Maya crude oil	12.97	12.72	0.25
WTI crude oil	94.15	95.05	(0.90)

Natural gas (dollars per million British thermal units)	2.71	3.96	(1.25)

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	4.89	5.17	(0.28)
Ultra-low-sulfur diesel less Brent	16.48	13.78	2.70
Propylene less Brent	(22.38)	8.23	(30.61)
CBOB gasoline less LLS	3.98	4.63	(0.65)
Ultra-low-sulfur diesel less LLS	15.57	13.24	2.33
Propylene less LLS	(23.29)	7.69	(30.98)
U.S. Mid-Continent:
CBOB gasoline less WTI (i)	25.40	22.37	3.03
Ultra-low-sulfur diesel less WTI	34.96	31.06	3.90
North Atlantic:
CBOB gasoline less Brent	10.66	5.95	4.71
Ultra-low-sulfur diesel less Brent	19.06	15.64	3.42
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.39	11.48	3.91
CARB diesel less ANS	19.93	18.47	1.46
CARBOB 87 gasoline less WTI	31.86	25.97	5.89
CARB diesel less WTI	36.40	32.96	3.44
New York Harbor corn crush (dollars per gallon)	(0.15)	0.25	(0.40)
__________
See note references on page 41.

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

(c)
Cost of sales for the year ended December 31, 2011 includes a loss of $542 million ($352 million after taxes) on commodity derivative contracts related to the forward sales of refined product. These contracts were closed and realized during the first quarter of 2011. This loss is reflected in refining segment operating income for the year ended December 31, 2011, but throughput margin per barrel for the refining segment excludes this $542 million loss ($0.61 per barrel). In addition, operating income and throughput margin per barrel for the U.S. Gulf Coast, the U.S. Mid-Continent, and the U.S. West Coast regions for the year ended December 31, 2011 exclude the portion of this loss that had been allocated to them of $372 million ($0.70 per barrel), $122 million ($0.81 per barrel), and $48 million ($0.51 per barrel), respectively.

(d)
In September 2012, we decided to reorganize our Aruba Refinery into a crude oil and refined products terminal. The reorganization resulted in the termination of the majority of our employees in Aruba, and we recognized severance expense of $41 million in September 2012. This expense is reflected in refining segment operating income for the year ended December 31, 2012, but it is excluded from operating costs per barrel for the refining segment and the U.S. Gulf Coast region. No income tax benefits were recognized related to this severance expense.

(e)
Asset impairment losses for the year ended December 31, 2012 include a $928 million loss on the write-down of the Aruba Refinery. In addition, we recorded asset impairment losses of $65 million ($42 million after taxes) related to equipment associated with a permanently cancelled capital project at another refinery and $21 million ($13 million after taxes) related to certain retail stores in 2012. The total asset impairment losses of $1.0 billion are reflected in the operating income of the respective segments for the year ended December 31, 2012, but the asset impairment losses associated with the Aruba Refinery and the cancelled capital projects are excluded from the operating costs per barrel and operating income per barrel for the refining segment and the U.S. Gulf Coast region.

(f)
Throughput margin per barrel represents operating revenues less cost of sales of our refining segment divided by throughput volumes. Gross margin per gallon of production represents operating revenues less cost of sales of our ethanol segment divided by production volumes.

(g)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, and asphalt.

(h)
The regions reflected herein contain the following refineries: the U.S. Gulf Coast region includes Aruba, Corpus Christi East, Corpus Christi West, Houston, Meraux, Port Arthur, St. Charles, Texas City, and Three Rivers Refineries; the U.S. Mid-Continent region includes the Ardmore, McKee, and Memphis Refineries; the North Atlantic region includes the Pembroke and Quebec City Refineries; and the U.S.West Coast region includes the Benicia and Wilmington Refineries.

(i)
U.S. Mid-Continent product specifications for gasoline changed on September 16, 2013 to CBOB gasoline. Therefore, average market reference prices for comparable products meeting the new specifications required in this region are now being provided for all periods presented.

General
Operating revenues increased 11 percent (or $13.3 billion) for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of higher average refined product prices for most of the products we produce and higher throughput volumes between the two years related to our refining segment operations. Refined product prices are most significantly influenced by the price of crude oil, which is a worldwide commodity whose price is influenced by many factors, including, but not limited to, worldwide supply and demand characteristics, worldwide political conditions, and worldwide economic conditions. However, regional factors also impact the price of refined product prices in those geographic regions. Regional factors can be similar to those that affect the worldwide price of crude oil, but they can also be significantly influenced by weather conditions that disrupt the supply of and demand for refined products in the region. For example, in October 2012, Hurricane Sandy struck the U.S. East Coast and disrupted the supply of refined products in that region for some time, which contributed to the increase of $5.99 per barrel in the North Atlantic benchmark reference price of CBOB gasoline in 2012 compared to 2011. The higher throughput volumes in 2012 resulted primarily from the incremental throughput of 75,000 BPD from the Meraux Refinery, which was acquired on October 1, 2011, and incremental throughput of 95,000 BPD from the Pembroke Refinery, which was acquired on August 1, 2011.

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

The $526 million increase in refining margin in the U.S. Mid-Continent region was largely due to improved gasoline and distillate margins in that region in 2012 compared to 2011. For example, the U.S. Mid-Continent benchmark reference margins for CBOB gasoline (conventional 87 gasoline prior to September 16, 2013) and ultra-low-sulfur diesel, a type of distillate, increased year over year by $3.03 per barrel and $3.90 per barrel, respectively, and these increases were primarily the result of a $1.67 per barrel increase in the discount between the price of WTI crude oil versus Brent crude oil. Brent crude oil is the type of crude oil used by the market to set the price of refined products, but our refineries in the U.S. Mid-Continent region primarily process WTI-type crude oil; therefore, the increase in the price discount between WTI crude oil versus Brent crude oil had a positive impact to our refining margin in this region of approximately $300 million. WTI crude oil priced at a significant discount to Brent crude oil during 2012 because of increases in crude oil reserves within the U.S. Mid-Continent region and increased deliveries of crude oil from Canada into that region, coupled with the inability to transport significant quantities of that crude oil to refineries in other regions of the country.

The $821 million increase in refining margin in the North Atlantic region was also due to improved gasoline and distillate margins in that region in 2012 compared to 2011. For example, the North Atlantic benchmark reference margins for CBOB gasoline and ultra-low-sulfur diesel increased year over year by $4.71 per barrel and $3.42 per barrel, respectively, and these increases were due largely to a reduction in the supply of refined products, which resulted from the continued shutdown of refineries in the U.S. East Coast, Caribbean, and

Western Europe during 2012, and supply disruptions caused by Hurricane Sandy, which struck the U.S. East Coast in October 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2013 was $5.6 billion compared to $5.3 billion for the year ended December 31, 2012. Changes in cash provided by or used for working capital during the years ended December 31, 2013 and 2012 are shown in Note 19 of Notes to Consolidated Financial Statements.

The net cash generated from operating activities during the year ended December 31, 2013 combined with $735 million of net cash received in connection with the separation of our retail business (consisting of $550 million of proceeds on short-term debt, a $500 million cash distribution from CST less $315 million of cash retained by CST), and $525 million of proceeds on short-term debt related to the disposition of our retained interest in CST were used mainly to:

•	fund $2.8 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled long-term note repayments of $480 million;

•	make a short-term debt repayment of $58 million;

•	purchase common stock for treasury of $928 million;

•	pay common stock dividends of $462 million; and

•	increase available cash on hand by $2.2 billion.

In addition, VLP completed its initial public offering of common units for net proceeds of $369 million. Because we consolidate VLP’s financial statements, the total cash reported by us also increased by these net proceeds; however, such proceeds can only be used by VLP for its purposes.

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

For 2014, we expect to incur approximately $2.3 billion for capital expenditures and approximately $700 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to potential strategic acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
Our contractual obligations as of December 31, 2013 are summarized below (in millions).

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Debt and capital lease obligations (including interest on capital lease obligations)	$308	$483	$7	$957	$6	$4,851	$6,612
Operating lease obligations	305	230	162	111	95	321	1,224
Purchase obligations	33,159	3,501	994	453	279	1,126	39,512
Other long-term liabilities	—	138	113	112	103	863	1,329
Total	$33,772	$4,352	$1,276	$1,633	$483	$7,161	$48,677

Debt and Capital Lease Obligations
During 2013, we made scheduled long-term note repayments of $480 million as described in Note 11 of Notes to Consolidated Financial Statements.

We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. As of December 31, 2013, the amount of eligible receivables sold was $100 million. All amounts outstanding under this facility are reflected as debt.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of December 31, 2013, all of our ratings on our senior unsecured debt are at or above investment grade level as follows:

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

Operating Lease Obligations
Our operating lease obligations include leases for land, office facilities and equipment, transportation equipment, time charters for ocean-going tankers and coastal vessels, dock facilities, and various facilities and equipment used in the storage, transportation, production, and sale of refinery feedstocks, refined product, and corn inventories. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year, and are not reduced by minimum rentals to be received by us under subleases.

Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. We have various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements, and various throughput and terminalling agreements. We enter into these contracts to ensure an adequate supply of utilities and feedstock and adequate storage capacity to operate our refineries. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. The purchase obligation amounts shown in the table above include both short- and long-term obligations and are based on (a) fixed or minimum quantities to be purchased and (b) fixed or estimated prices to be paid based on current market conditions. As of December 31, 2013, there was no significant change in the amount of our short- and long-term purchase obligations as compared to December 31, 2012.

Other Long-term Liabilities
Our other long-term liabilities are described in Note 10 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2013.

Other Commercial Commitments
As of December 31, 2013, our outstanding letters of credit under our committed lines of credit were as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2014		$278
U.S. revolving credit facility		$3,000	November 2018		$59
Canadian revolving credit facility	C$	50	November 2014	C$	10

As of December 31, 2013, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of December 31, 2013 expire during 2014 and 2015.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
As of December 31, 2013, we have approvals under common stock purchase programs to purchase approximately $2.6 billion of our common stock. In January 2014, we purchased 4 million shares for $208 million.

Pension Plan Funding
We plan to contribute approximately $38 million to our pension plans and $19 million to our postretirement plans during 2014.

On February 15, 2013, we announced changes to certain of our pension plans that reduced our pension obligations. In addition, we expect that these changes will also reduce our benefit costs for future years, as further discussed in Note 14 of Notes to Consolidated Financial Statements.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations. See Notes 10 and  12 of Notes to Consolidated Financial Statements for a further discussion of our environmental matters.

Tax Matters
During the first quarter of 2014, we expect to pay approximately $400 million in tax payments that relate to 2013 and that were recorded in income taxes payable as of December 31, 2013. In addition, we currently believe the cash we will pay for income taxes for 2014 will increase and that such amount may exceed the total income tax expense that will be reflected on our statement of income. This belief is primarily due to an expected decrease in deductions that we will claim on our U.S. federal income tax return for depreciation on our property, plant, and equipment. In prior years, the U.S. federal government enacted certain legislation that provided for the deduction of depreciation on an accelerated basis on newly built equipment as a means of encouraging capital investment by businesses. This legislation, however, generally does not extend beyond 2013. Although we expect the amount of cash required to pay our 2014 income taxes to increase compared to recent prior years, we believe that we will generate sufficient cash from operations and have sufficient cash on hand to make our tax payments as they become due.
As of December 31, 2013, the IRS has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2011. We have received Revenue Agent Reports in connection with the 2002 through 2009 audits, and we are vigorously contesting certain tax positions and assertions from the IRS. We made significant progress during 2013 in resolving certain of these matters, and in January 2014, we settled the audit related to the 2004 and 2005 tax years for a group of our subsidiaries for an amount consistent with the recorded amount of unrecognized tax benefits associated with that audit. We are continuing to work with the IRS to resolve the remaining matters and expect to settle other audits within the next 12 months for amounts consistent with the recorded amounts of unrecognized tax benefits associated with those audits. Because these settlements are expected to occur in 2014, we classified certain of our long-term uncertain tax position liabilities to current liabilities as of December 31, 2013. The total amount of uncertain tax position liabilities was $443 million as of December 31, 2013, with $238 million reflected in “income taxes payable” and $205 million reflected in “other long-term liabilities”, and this total amount did not change significantly during the year ended December 31, 2013. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.
Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations, as further discussed in Note 16 of Notes to Consolidated Financial Statements. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of December 31, 2013, $1.1 billion of our cash and temporary cash investments was held by our international subsidiaries.

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

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will become effective for our financial statements in the future. The adoption of these pronouncements is not expected to have a material effect on our financial statements.

CRITICAL ACCOUNTING POLICIES INVOLVING CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable.

Property, Plant, and Equipment
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

Impairment of Assets
Long-lived assets (which include property, plant, and equipment, intangible assets, and refinery turnaround and catalyst costs) and equity method investments are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss should be recognized if the carrying amount of the asset exceeds its fair value.

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

The amount of and changes in our accruals for environmental matters as of and for the years ended December 31, 2013, 2012, and 2011 is included in Note 10 of Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
We have significant pension and other postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases, and health care cost trend rates, and these assumptions are disclosed and described in Note 14 of Notes to Consolidated Financial Statements. Changes in these assumptions are primarily influenced by factors outside our control. For example, the discount rate assumption represents a yield curve comprised of various long-term bonds that have an average rating of double-A when averaging all available ratings by the recognized rating agencies, while the expected return on plan assets is based on a compounded return calculated assuming an asset allocation that is representative of the asset mix in our pension plans. To determine the expected return on plan assets, we utilized a forward-

looking model of asset returns. The historical geometric average return over the 10 years prior to December 31, 2013 was 8.86 percent. The actual return on assets for the years ended December 31, 2013, 2012 and 2011 was 19.38 percent, 11.84 percent, and 0.10 percent, respectively. These assumptions can have a significant effect on the amounts reported in our financial statements. For example, a 0.25 percent decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25 percent increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2013 and net periodic benefit cost for the year ending December 31, 2014 (in millions):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation resulting from:
Discount rate decrease	$83	$10
Compensation rate increase	6	n/a
Health care cost trend rate increase	n/a	1

Increase in expense resulting from:
Discount rate decrease	8	—
Expected return on plan assets decrease	4	n/a
Compensation rate increase	2	n/a
Health care cost trend rate increase	n/a	—

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
December 31, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(91)	$3
10% decrease in underlying commodity prices	91	(2)

December 31, 2012:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(131)	(9)
10% decrease in underlying commodity prices	135	(1)

See Note 21 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2013.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits needed to comply with various governmental and regulatory programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of December 31, 2013, there was no gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 21 of Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of December 31, 2013 and 2012.

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
Debt:
Fixed rate	$200	$475	$—	$950	$—	$4,824	$6,449	$7,559
Average interest rate	4.8%	5.2%	—%	6.4%	—%	7.3%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Debt:
Fixed rate	$480	$200	$475	$—	$950	$4,824	$6,929	$8,521
Average interest rate	5.5%	4.8%	5.2%	—%	6.4%	7.3%	6.8%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%

FOREIGN CURRENCY RISK

As of December 31, 2013, we had commitments to purchase $716 million of U.S. dollars. Our market risk was minimal on the contracts, as the majority of them matured on or before January 31, 2014, resulting in a gain of $12 million in the first quarter of 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2013. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 58 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Valero Energy Corporation and subsidiaries:

We have audited Valero Energy Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valero Energy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2014

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and temporary cash investments	$4,292	$1,723
Receivables, net	8,751	8,167
Inventories	5,758	5,973
Income taxes receivable	72	169
Deferred income taxes	266	274
Prepaid expenses and other	138	154
Total current assets	19,277	16,460
Property, plant, and equipment, at cost	33,933	34,132
Accumulated depreciation	(8,226)	(7,832)
Property, plant, and equipment, net	25,707	26,300
Intangible assets, net	156	213
Deferred charges and other assets, net	2,120	1,504
Total assets	$47,260	$44,477
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$303	$586
Accounts payable	9,931	9,348
Accrued expenses	522	590
Taxes other than income taxes	1,345	1,026
Income taxes payable	773	1
Deferred income taxes	249	378
Total current liabilities	13,123	11,929
Debt and capital lease obligations, less current portion	6,261	6,463
Deferred income taxes	6,601	5,860
Other long-term liabilities	1,329	2,130
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,187	7,322
Treasury stock, at cost; 137,932,138 and 121,406,520 common shares	(7,054)	(6,437)
Retained earnings	18,970	17,032
Accumulated other comprehensive income	350	108
Total Valero Energy Corporation stockholders’ equity	19,460	18,032
Noncontrolling interests	486	63
Total equity	19,946	18,095
Total liabilities and equity	$47,260	$44,477
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$138,074	$139,250	$125,987
Costs and expenses:
Cost of sales	127,316	127,268	115,719
Operating expenses:
Refining	3,704	3,668	3,406
Retail	226	686	678
Ethanol	387	332	399
General and administrative expenses	758	698	571
Depreciation and amortization expense	1,720	1,574	1,534
Asset impairment losses	—	1,014	—
Total costs and expenses	134,111	135,240	122,307
Operating income	3,963	4,010	3,680
Gain on disposition of retained interest in CST Brands, Inc.	325	—	—
Other income, net	59	9	43
Interest and debt expense, net of capitalized interest	(365)	(313)	(401)
Income from continuing operations before income tax expense	3,982	3,706	3,322
Income tax expense	1,254	1,626	1,226
Income from continuing operations	2,728	2,080	2,096
Loss from discontinued operations, net of income taxes	—	—	(7)
Net income	2,728	2,080	2,089
Less: Net income (loss) attributable to noncontrolling interests	8	(3)	(1)
Net income attributable to Valero Energy Corporation stockholders	$2,720	$2,083	$2,090
Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$2,720	$2,083	$2,097
Discontinued operations	—	—	(7)
Total	$2,720	$2,083	$2,090
Earnings per common share:
Continuing operations	$4.99	$3.77	$3.70
Discontinued operations	—	—	(0.01)
Total	$4.99	$3.77	$3.69
Weighted-average common shares outstanding (in millions)	542	550	563
Earnings per common share – assuming dilution:
Continuing operations	$4.97	$3.75	$3.69
Discontinued operations	—	—	(0.01)
Total	$4.97	$3.75	$3.68
Weighted-average common shares outstanding – assuming dilution (in millions)	548	556	569
Dividends per common share	$0.85	$0.65	$0.30
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2013	2012	2011
Net income	$2,728	$2,080	$2,089
Other comprehensive income (loss):
Foreign currency translation adjustment	(98)	164	(122)
Net gain (loss) on pension and other postretirement benefits	763	(211)	(292)
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(2)	(28)	29
Other comprehensive income (loss) before income tax expense (benefit)	663	(75)	(385)
Income tax expense (benefit) related to items of other comprehensive income (loss)	262	(87)	(93)
Other comprehensive income (loss)	401	12	(292)
Comprehensive income	3,129	2,092	1,797
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(3)	(1)
Comprehensive income attributable to Valero Energy Corporation stockholders	$3,121	$2,095	$1,798
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Millions of Dollars)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interests	Total Equity
Balance as of December 31, 2010	$7	$7,704	$(6,462)	$13,388	$388	$15,025	$—	$15,025
Net income (loss)	—	—	—	2,090	—	2,090	(1)	2,089
Dividends on common stock	—	—	—	(169)	—	(169)	—	(169)
Stock-based compensation expense	—	57	—	—	—	57	—	57
Tax deduction in excess of stock- based compensation expense	—	22	—	—	—	22	—	22
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(287)	336	—	—	49	—	49
Stock repurchases	—	(10)	(349)	—	—	(359)	—	(359)
Contributions from noncontrolling interest	—	—	—	—	—	—	23	23
Recognition of noncontrolling interests in Mainline Pipelines Limited in connection with Pembroke Acquisition	—	—	—	—	—	—	5	5
Acquisition of noncontrolling interests in Mainline Pipelines Limited	—	—	—	—	—	—	(5)	(5)
Other comprehensive loss	—	—	—	—	(292)	(292)	—	(292)
Balance as of December 31, 2011	7	7,486	(6,475)	15,309	96	16,423	22	16,445
Net income (loss)	—	—	—	2,083	—	2,083	(3)	2,080
Dividends on common stock	—	—	—	(360)	—	(360)	—	(360)
Stock-based compensation expense	—	57	—	—	—	57	—	57
Tax deduction in excess of stock- based compensation expense	—	29	—	—	—	29	—	29
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(260)	319	—	—	59	—	59
Stock repurchases	—	10	(163)	—	—	(153)	—	(153)
Stock repurchases under buyback program	—	—	(118)	—	—	(118)	—	(118)
Contributions from noncontrolling interest	—	—	—	—	—	—	44	44
Other comprehensive income	—	—	—	—	12	12	—	12
Balance as of December 31, 2012	7	7,322	(6,437)	17,032	108	18,032	63	18,095
Net income	—	—	—	2,720	—	2,720	8	2,728
Dividends on common stock	—	—	—	(462)	—	(462)	—	(462)
Stock-based compensation expense	—	64	—	—	—	64	—	64
Tax deduction in excess of stock- based compensation expense	—	47	—	—	—	47	—	47
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(243)	302	—	—	59	—	59
Stock repurchases	—	—	(236)	—	—	(236)	—	(236)
Stock repurchases under buyback program	—	—	(692)	—	—	(692)	—	(692)
Separation of retail business	—	(9)	9	(320)	(159)	(479)	—	(479)
Net proceeds from initial public offering of common units of Valero Energy Partners LP	—	—	—	—	—	—	369	369
Contributions from noncontrolling interests	—	—	—	—	—	—	46	46
Other	—	6	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	401	401	—	401
Balance as of December 31, 2013	$7	$7,187	$(7,054)	$18,970	$350	$19,460	$486	$19,946
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,728	$2,080	$2,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,720	1,574	1,534
Gain on disposition of retained interest in CST Brands, Inc.	(325)	—	—
Asset impairment losses	—	1,014	—
Loss on sales of refinery assets, net	—	—	12
Stock-based compensation expense	64	58	58
Deferred income tax expense	501	963	461
Changes in current assets and current liabilities	922	(302)	81
Changes in deferred charges and credits and other operating activities, net	(46)	(117)	(197)
Net cash provided by operating activities	5,564	5,270	4,038
Cash flows from investing activities:
Capital expenditures	(2,121)	(2,931)	(2,355)
Deferred turnaround and catalyst costs	(634)	(479)	(629)
Acquisition of Pembroke Refinery, net of cash acquired	—	—	(1,691)
Acquisition of Meraux Refinery	—	—	(547)
Proceeds from the sale of the Paulsboro Refinery	—	160	—
Other investing activities, net	(57)	(101)	(76)
Net cash used in investing activities	(2,812)	(3,351)	(5,298)
Cash flows from financing activities:
Proceeds from debt borrowings	—	2,900	150
Repayments of debt	(480)	(3,612)	(778)
Proceeds from the exercise of stock options	59	59	49
Purchase of common stock for treasury	(928)	(281)	(349)
Common stock dividends	(462)	(360)	(169)
Net proceeds from initial public offering of common units of Valero Energy Partners LP	369	—	—
Contributions from noncontrolling interests	45	44	22
Disposition of retail business:
Proceeds from short-term debt in anticipation of separation	550	—	—
Cash distributed to Valero by CST Brands, Inc.	500	—	—
Cash held and retained by CST Brands, Inc. upon separation	(315)	—	—
Proceeds from short-term debt related to disposition of retained interest	525	—	—
Repayments of short-term debt related to disposition of retained interest	(58)	—	—
Other financing activities, net	32	17	9
Net cash used in financing activities	(163)	(1,233)	(1,066)
Effect of foreign exchange rate changes on cash	(20)	13	16
Net increase (decrease) in cash and temporary cash investments	2,569	699	(2,310)
Cash and temporary cash investments at beginning of year	1,723	1,024	3,334
Cash and temporary cash investments at end of year	$4,292	$1,723	$1,024
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. We are an independent petroleum refining and marketing company and own 16 refineries with a combined throughput capacity of approximately 3.1 million barrels per day as of December 31, 2013. We market branded and unbranded refined products on a wholesale basis in the United States (U.S.), Canada, the Caribbean, the United Kingdom (U.K.), and Ireland through an extensive bulk and rack marketing network and through approximately 7,400 outlets that carry the Valero®, Shamrock®, Ultramar®, Beacon®, and Texaco® brand names. We also own 10 ethanol plants in the U.S. that primarily produce ethanol with a combined production capacity of approximately 1.2 billion gallons per year as of December 31, 2013. Our operations are affected by:

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

We have evaluated subsequent events that occurred after December 31, 2013 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in these financial statements.

Significant Accounting Policies
Reclassifications
Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2012 have been reclassified to conform to the 2013 presentation.

Principles of Consolidation
General
These financial statements include the accounts of Valero and subsidiaries in which Valero has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in significant noncontrolled entities are accounted for using the equity method.

Noncontrolling Interests
Because of our controlling financial interest in each of the following entities, we have included their financial statements in our financial statements and have separately disclosed the related noncontrolling interests.

•
Valero Energy Partners LP (VLP) is a master limited partnership formed in July 2013 to own, operate, develop, and acquire primarily fee-based crude oil and refined petroleum product pipelines and terminals. As further described in Note 5, VLP completed an initial public offering of its common units on December 16, 2013 and we owned a 70.6 percent controlling financial interest in VLP as of December 31, 2013.

•	Diamond Green Diesel Holdings LLC (DGD Holdings) is a 50/50 joint venture with Darling Green Energy LLC, a subsidiary of Darling International, Inc., that constructed and now operates a biomass-

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based diesel unit having a design feed capacity of 10,000 barrels per day that processes animal fats, used cooking oils, and other vegetable oils into renewable green diesel. As of December 31, 2013, we had loaned $221 million to a subsidiary of DGD Holdings to finance a portion of the construction costs of the unit. The unit began operations in June 2013.

•
PI Dock Facilities LLC (PI Dock) is a 50/50 joint venture with TGSD PI, LLC that will construct and operate crude oil docks and related facilities near our Port Arthur Refinery. In December 2012, we agreed to lend PI Dock up to $90 million to finance the construction of the initial crude dock, which is expected to be completed in late third quarter or early fourth quarter of 2014. As of December 31, 2013, we had loaned PI Dock $13 million to finance its construction projects.

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

Inventories
Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing, refined products, and grain and ethanol inventories are determined under the last-in, first-out (LIFO) method using the dollar-value LIFO method, with any increments valued based on average purchase prices during the year. The cost of feedstocks and products purchased for resale and the cost of materials and supplies are determined principally under the weighted-average cost method.

Property, Plant, and Equipment
The cost of property, plant, and equipment (property assets) purchased or constructed, including betterments of property assets, is capitalized. However, the cost of repairs to and normal maintenance of property assets is expensed as incurred. Betterments of property assets are those that extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. The cost of property assets constructed includes interest and certain overhead costs allocable to the construction activities.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Depreciation of property assets used in our ethanol segment and our former retail segment (see Note 3) is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Assets acquired under capital leases are amortized on a straight-line basis over (i) the lease term if transfer of ownership does not occur at the end of the lease term or (ii) the estimated useful life of the asset if transfer of ownership does occur at the end of the lease term.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
other noncurrent assets such as investments of certain benefit plans (related primarily to certain U.S. nonqualified defined benefit plans whose plan assets are not protected from our creditors and therefore cannot be reflected as a reduction from our obligations under those pension plans), debt issuance costs, and various other costs.

Impairment of Assets
Long-lived assets, which include property, plant, and equipment, intangible assets, and refinery turnaround and catalysts costs, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Note 4 for our impairment analysis of our long-lived assets.

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

Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Amounts recorded for environmental liabilities have not been reduced by possible recoveries from third parties and have not been measured on a discounted basis.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Revenues for products sold by the refining and ethanol segments and our former retail segment (see Note 3) are recorded upon delivery of the products to our customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured.

Excise taxes on sales by our U.S. retail system were presented on a gross basis. All other excise taxes are presented on a net basis.

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

Cost of Biofuel Credits
We purchase biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) to comply with government regulations that require us to blend a certain percentage of biofuels into the products we produce, as further described in Note 21 under “Compliance Program Price Risk.” To the degree that we are unable to blend biofuels at the required percentage, we must purchase biofuel credits in the open market to meet our obligation. The cost of purchased biofuel credits is charged to cost of sales as such credits are needed to satisfy our obligation. To the extent we have not purchased enough biofuel credits to satisfy our obligation as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the biofuel credits as of the balance sheet date, and we record a liability for our obligation to purchase those credits. See Note 20 for disclosure of our fair value liability.

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

New Accounting Pronouncements
In July 2013, the provisions of Accounting Standards Codification Topic 740, “Income Taxes,” were amended to provide specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendment requires entities to present an unrecognized tax benefit as a reduction to the deferred tax asset generated by the net operating loss carryforward, similar tax loss, or tax credit carryforward, if such items are available to be used to offset the unrecognized tax benefit. These provisions are effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. The adoption of this guidance effective January 1, 2014 will not affect our financial position or results of

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations, nor will it require any additional disclosures, but may result in a change in presentation to our consolidated balance sheets.

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

In the fourth quarter of 2011, we recorded an adjustment related to inventories acquired that reduced the purchase price to $547 million. In the fourth quarter of 2012, an independent appraisal of the assets acquired and liabilities assumed and certain other evaluations of the fair values related to the Meraux Acquisition were completed and finalized. The purchase price of the Meraux Acquisition was allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition resulting from this final appraisal and other evaluations. The primary adjustments to the preliminary purchase price allocation disclosed in 2011 consisted of an $8 million increase in materials and supplies inventories, a $27 million decrease in property, plant, and equipment, and a $19 million increase in deferred charges and other assets, net. The final amounts assigned to the assets acquired and liabilities assumed in the Meraux Acquisition were recognized at their acquisition-date fair values as follows (in millions):

Inventories	$227
Property, plant, and equipment	293
Deferred charges and other assets, net	28
Other long-term liabilities	(1)
Purchase price	$547

Pembroke Acquisition
On August 1, 2011, we acquired 100 percent of the outstanding shares of a subsidiary of Chevron Corporation (Chevron) that owned and operated the Pembroke Refinery. The refinery has a total throughput capacity of 270,000 barrels per day and is located in Wales, U.K. We also acquired an extensive network of marketing and logistics assets throughout the U.K. and Ireland as part of this acquisition. On the acquisition date, we initially paid $1.8 billion from available cash, of which $1.1 billion was for working capital. Subsequent to the acquisition date, we recorded an adjustment to working capital (primarily inventory), resulting in an adjusted purchase price of $1.7 billion. This acquisition is referred to as the Pembroke Acquisition.

In the third quarter of 2012, an independent appraisal of the assets acquired and liabilities assumed and certain other evaluations of the fair values related to the Pembroke Acquisition were completed and finalized.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price of the Pembroke Acquisition was allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition resulting from this final appraisal and other evaluations. The primary adjustments to the preliminary purchase price allocation disclosed in 2011 consisted of a $143 million increase in property, plant, and equipment, a $124 million increase in deferred income taxes, and a $17 million increase in other long-term liabilities. The final amounts assigned to the assets acquired and liabilities assumed in the Pembroke Acquisition were recognized at their acquisition-date fair values as follows (in millions):

Current assets, net of cash acquired	$2,215
Property, plant, and equipment	947
Intangible assets	22
Deferred charges and other assets, net	37
Current liabilities, less current portion of debt and capital lease obligations	(1,294)
Debt and capital leases assumed, including current portion	(12)
Deferred income taxes	(159)
Other long-term liabilities	(60)
Noncontrolling interest	(5)
Purchase price, net of cash acquired	$1,691

Because of the adjustment to property, plant, and equipment discussed above, we recorded an additional $6 million of depreciation expense in the third quarter of 2012 to true-up depreciation expense for the period from the date of the Pembroke Acquisition (August 1, 2011) through July 31, 2012.

In connection with the Pembroke Acquisition, we acquired an 85 percent interest in Mainline Pipelines Limited (MLP). MLP owns a pipeline that distributes refined products from the Pembroke Refinery to terminals in the U.K. In the fourth quarter of 2011, we acquired the remaining 15 percent interest in MLP.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	DISPOSITIONS OF BUSINESSES
Separation of Retail Business
On May 1, 2013, we completed the separation of our retail business by creating an independent public company named CST Brands, Inc. (CST) and distributing 80 percent of the outstanding shares of CST common stock to our stockholders. Each Valero stockholder received one share of CST common stock for every nine shares of Valero common stock held at the close of business on the record date of April 19, 2013. Fractional shares of CST common stock were not distributed, but instead were aggregated and sold in the open market at prevailing rates with net cash proceeds then distributed pro rata to each Valero stockholder who was entitled to receive fractional shares.

In connection with the separation, we received an aggregate of $1.05 billion in cash, consisting of $550 million from the issuance of short-term debt to a third-party financial institution on April 16, 2013 and $500 million distributed to us by CST on May 1, 2013. The cash distributed to us by CST was borrowed by CST on May 1, 2013 under its senior secured credit facility. See Note 11 for further discussion of that credit facility. Also on May 1, 2013, CST issued $550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt. Immediately prior to May 1, 2013, subsidiaries of CST held $315 million of cash, and CST retained that cash following the distribution on May 1, 2013. Also in connection with the separation, we incurred a tax liability of approximately $189 million primarily related to the manner in which the transaction is treated for tax purposes in Canada; the majority of this liability was paid during 2013 and the remaining amounts will be paid in the first quarter of 2014. Therefore, the cash we received as a result of the separation, net of our tax liability, was $546 million. We also incurred $30 million in costs during the three months ended June 30, 2013 to effect the separation, which are included in general and administrative expenses.

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

On November 14, 2013, we disposed of our 20 percent retained interest in CST by transferring all remaining shares of CST common stock owned by us to a third-party financial institution in exchange for $467 million of our short-term debt and recognized a $325 million nontaxable gain, as further described in Note 11.

Selected historical results of operations of our retail business prior to the separation are disclosed in Note 18. Subsequent to May 1, 2013 and through November 14, 2013, our share of CST’s results of operations is reflected in “other income, net.” Our share of income taxes incurred directly by CST during this period is reported in the equity in earnings from CST, and as such is not included in income taxes in our statements of income.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying values of the major categories of assets and liabilities of our retail business, immediately preceding its separation on May 1, 2013, which are excluded from our consolidated balance sheet as of December 31, 2013 (in millions):

Assets
Cash and temporary cash investments	$315
Credit card receivables from Valero	44
Other receivables, net	109
Inventories	170
Deferred income taxes	14
Prepaid expenses and other	13
Total current assets	665
Property, plant, and equipment, at cost	1,891
Accumulated depreciation	(611)
Property, plant, and equipment, net	1,280
Intangible assets, net	38
Deferred charges and other assets, net	191
Total assets	$2,174

Liabilities
Current portion of capital lease obligations	$2
Trade payable to Valero	242
Other accounts payable	96
Accrued expenses	31
Taxes other than income taxes	20
Total current liabilities	391
Debt and capital lease obligations, less current portion	1,053
Deferred income taxes	83
Other long-term liabilities	112
Total liabilities	$1,639

We retained certain environmental and other liabilities related to our former retail business and we have indemnified CST for certain self-insurance liabilities related to its employees and property.

Sales of Refineries
In 2010, we sold our Paulsboro and our Delaware City Refineries. The results of operations of these refineries have been presented as discontinued operations for the year ended December 31, 2011.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	IMPAIRMENTS

Benicia Refinery
We evaluated the Benicia Refinery for potential impairment as of December 31, 2013 due to its actual operating and cash flow results during 2013 and its forecasted results over the next five years. We developed cash flows expected to be generated by the refinery, considering the probability of both current disposition of the refinery and realization through operations, using various scenarios of forecasted throughput volumes and refined product margins, with refined product margins based on our expectation of future margins coupled with historical margins realized by the refinery. The undiscounted cash flows exceeded the carrying amount of the refinery as of December 31, 2013; therefore, we concluded that the refinery was not impaired.

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

In September 2012, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in response to the withdrawal of the non-binding offer to purchase the refinery. We bifurcated the idled crude oil processing units and related infrastructure (refining assets) from the terminal assets and evaluated the refining assets for potential impairment as of September 30, 2012. We concluded that the refining assets were impaired and recognized an asset impairment loss of $308 million that was recorded in September 2012. We also recognized an asset impairment loss of $25 million related to materials and supplies inventories that supported the refining operations, resulting in a total asset impairment loss of $333 million in September 2012 related to the Aruba Refinery. The terminal assets were not impaired.

We have continued to maintain the refining assets to allow them to be restarted and do not consider them to be abandoned. Therefore, we have not reflected the Aruba Refinery as a discontinued operation in our financial statements. It is possible, however, that we may abandon these assets in the future. Should we ultimately decide to abandon these assets, we may be required under our land lease agreement with the Government of Aruba to dismantle and remove the abandoned assets, which would require us to recognize an asset retirement obligation that would be immediately charged to expense. We do not expect these amounts to be material to our financial position or results of operations.

Cancelled Capital Projects
During 2012, we wrote down the carrying value of equipment associated with permanently cancelled capital projects at several of our refineries and recognized asset impairment losses of $65 million.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retail Stores
During 2012, we evaluated certain of our convenience stores operated by our former retail segment for potential impairment and concluded that they were impaired, and we wrote down the carrying values of these stores to their estimated fair values and recognized asset impairment losses of $21 million.

5.	INITIAL PUBLIC OFFERING OF VALERO ENERGY PARTNERS LP
In July 2013, we formed VLP, a master limited partnership, to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, VLP completed its initial public offering (the Offering) of 17,250,000 common units at a price of $23.00 per unit, which included a 2,250,000 common unit over-allotment option that was fully exercised by the underwriters. VLP received $369 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees, and other offering costs. VLP’s assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Port Arthur, McKee and Memphis Refineries.

As of December 31, 2013, we owned a 68.6 percent limited partner interest and a 2 percent general partner interest in VLP, and the public owned a 29.4 percent limited partner interest. VLP’s cash and temporary cash investments was $375 million as of December 31, 2013, which can be used only to settle its obligations. The public’s ownership interest in VLP of $370 million is reflected in noncontrolling interests as of December 31, 2013.

The following table is a reconciliation of net proceeds from the Offering (in millions):

Total proceeds from the Offering	$397
Less offering costs	(28)
Net proceeds from the Offering	$369

We have agreements with VLP, which establish fees for certain general and administrative services, and operational and maintenance services provided by us. In addition, we have a master transportation services agreement and a master terminal services agreement with VLP where VLP provides commercial transportation and terminaling services to us. These transactions are eliminated in consolidation.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	RECEIVABLES
Receivables consisted of the following (in millions):

	December 31,
	2013	2012
Accounts receivable	$8,650	$8,061
Commodity derivative and foreign currency contract receivables	98	136
Notes receivable and other	49	26
	8,797	8,223
Allowance for doubtful accounts	(46)	(56)
Receivables, net	$8,751	$8,167
Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$56	$48	$42
Increase in allowance charged to expense	13	21	21
Accounts charged against the allowance, net of recoveries	(23)	(13)	(14)
Foreign currency translation	—	—	(1)
Balance as of end of year	$46	$56	$48

7.	INVENTORIES
Inventories consisted of the following (in millions):

	December 31,
	2013	2012
Refinery feedstocks	$2,135	$2,458
Refined products and blendstocks	3,231	2,995
Ethanol feedstocks and products	166	191
Convenience store merchandise	—	112
Materials and supplies	226	217
Inventories	$5,758	$5,973

During the years ended December 31, 2013, 2012, and 2011, we had net liquidations of LIFO inventory layers that were established in prior years, which decreased cost of sales in each of those years by $17 million, $134 million, and $247 million, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $6.9 billion and $6.7 billion, respectively. As of December 31, 2013 and 2012, our non-LIFO inventories accounted for $851 million and $878 million, respectively, of our total inventories.

8.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment, which include capital lease assets, consisted of the following (in millions):

	December 31,
	2013	2012
Land	$404	$802
Crude oil processing facilities	27,260	24,865
Pipeline and terminal facilities	1,513	1,471
Grain processing equipment	719	694
Retail facilities	—	1,480
Administrative buildings	800	734
Other	2,109	1,457
Construction in progress	1,128	2,629
Property, plant, and equipment, at cost	33,933	34,132
Accumulated depreciation	(8,226)	(7,832)
Property, plant, and equipment, net	$25,707	$26,300
We have miscellaneous assets under capital leases that primarily support our refining operations totaling $74 million and $83 million as of December 31, 2013 and 2012, respectively. Accumulated amortization on assets under capital leases was $35 million and $35 million, respectively, as of December 31, 2013 and 2012.
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1.2 billion, $1.1 billion, and $1.1 billion, respectively.

9.	DEFERRED CHARGES AND OTHER ASSETS
“Deferred charges and other assets, net” primarily includes turnaround and catalyst costs, which are deferred and amortized as discussed in Note 1. Amortization expense for deferred refinery turnaround and catalyst costs and other assets was $498 million, $459 million, and $444 million for the years ended December 31, 2013, 2012, and 2011, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long- Term Liabilities
	December 31,
	2013	2012	2013	2012
Defined benefit plan liabilities (see Note 14)	$30	$32	$507	$982
Wage and other employee-related liabilities	257	282	97	91
Uncertain income tax position liabilities, including related penalties and interest (see Note 16) (a)	—	—	205	391
Environmental liabilities	24	27	277	242
Accrued interest expense	90	96	—	—
Derivative liabilities	13	14	—	—
Asset retirement obligations	5	5	26	103
Other accrued liabilities	103	134	217	321
Accrued expenses and other long-term liabilities	$522	$590	$1,329	$2,130
___________________________
(a) As of December 31, 2013, our total liability for uncertain tax positions, including related penalties and interest, was $443 million, with $238 million classified as a current liability and reflected in “Income taxes payable” and the remaining $205 million classified as a long-term liability and reflected in “Other long-term liabilities” as detailed in this table. As of December 31, 2012, our total liability for uncertain tax positions, including related penalties and interest, was classified as a long-term liability and reflected in “Other long-term liabilities” as detailed in this table.
Environmental Liabilities
Changes in our environmental liabilities were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$269	$274	$268
Pembroke Acquisition	—	—	30
Additions to liability	67	23	18
Reductions to liability	(1)	(1)	(5)
Payments, net of third-party recoveries	(28)	(29)	(35)
Separation of retail business	(4)	—	—
Foreign currency translation	(2)	2	(2)
Balance as of end of year	$301	$269	$274

In connection with our Pembroke Acquisition, we assumed certain environmental liabilities including, but not limited to, certain remediation obligations, site restoration costs, and certain liabilities relating to soil and groundwater remediation. There were no significant environmental liabilities assumed in connection with the Meraux Acquisition. See Note 12 for further information regarding environmental matters.

VALERO ENERGY CORPORATION
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

Prior to the separation of our retail business, we also had asset retirement obligations for the removal of underground storage tanks (USTs) at owned and leased retail sites. There is no legal obligation to remove USTs while they remain in service. However, environmental laws in the U.S. and Canada require that unused USTs be removed within certain periods of time after the USTs are no longer in service, usually one to two years depending on the jurisdiction in which the USTs are located. We had previously estimated that USTs at our formerly owned retail sites would remain in service approximately 20 years and that we would then have an obligation to remove those USTs. For our formerly leased retail sites, our lease agreements generally required that we remove certain improvements, primarily USTs and signage, upon termination of the lease. All of the USTs and the related asset retirement obligations were retained by CST after the separation from us. Therefore, we have no asset retirement obligations in connection with the USTs subsequent to the separation of our retail business on May 1, 2013.

Changes in our asset retirement obligations were as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$108	$87	$101
Additions to accrual	2	14	3
Revisions in estimated cash flows	—	13	1
Accretion expense	2	5	4
Settlements	(1)	(11)	(22)
Separation of retail business	(80)	—	—
Balance as of end of year	$31	$108	$87

There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

One-Time Severance Benefits
As described in Note 4, we decided to reorganize the Aruba Refinery into a crude oil and refined products terminal in September 2012 resulting in a decrease in required personnel for our operations in Aruba. We notified 495 employees in September 2012 of the termination of their employment effective November 15, 2012. Benefits to each terminated employee consisted primarily of a cash payment based on a formula that

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considered the employee’s current compensation and years of service, among other factors. We recognized a severance liability of $41 million in September 2012, which approximated fair value. We paid $31 million of these benefits in the fourth quarter of 2012. We paid the remaining termination benefits of $10 million in the first quarter of 2013. Total severance expense of $41 million is included in refining operating expenses for the year ended December 31, 2012 and relates to our refining segment.

11.	DEBT AND CAPITAL LEASE OBLIGATIONS
Debt, at stated values, and capital lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2013	2012
Bank credit facilities	Various	$—	$—
Senior Notes:
4.5%	2015	400	400
4.75%	2013	—	300
4.75%	2014	200	200
6.125%	2017	750	750
6.125%	2020	850	850
6.625%	2037	1,500	1,500
6.7%	2013	—	180
6.75%	2037	24	24
7.2%	2017	200	200
7.45%	2097	100	100
7.5%	2032	750	750
8.75%	2030	200	200
9.375%	2019	750	750
10.5%	2039	250	250
Debentures:
7.65%	2026	100	100
8.75%	2015	75	75
Gulf Opportunity Zone Revenue Bonds, Series 2010, 4.0%	2040	300	300
Accounts receivable sales facility	2014	100	100
Net unamortized discount, including fair value adjustments		(24)	(29)
Total debt		6,525	7,000
Capital lease obligations, including unamortized fair value adjustments		39	49
Total debt and capital lease obligations		6,564	7,049
Less current portion		(303)	(586)
Debt and capital lease obligations, less current portion		$6,261	$6,463

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities
Revolver
We have a $3 billion revolving credit facility (the Revolver) with a group of financial institution lenders that has a maturity date of November 2018. We have the option to increase the aggregate commitments under the Revolver to $4.5 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We may request additional one-year extensions, subject to certain conditions, including the consent of the lenders holding the majority of the commitments and each lender extending its individual commitment. The Revolver includes sub-facilities for swingline loans and letters of credit. Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as defined in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the Revolver) plus the applicable margin. The interest rate and fees under the Revolver are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt. We are also charged various fees and expenses in connection with the Revolver, including facility fees and letter of credit fees. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of December 31, 2013 and 2012, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 12 percent and 23 percent, respectively. We believe that we will remain in compliance with this covenant.

VLP Revolver
On November 14, 2013, VLP entered into a $300 million senior unsecured revolving credit facility agreement (the VLP Revolver) with a group of lenders. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero. VLP has the option to increase the aggregate commitments under the VLP Revolver to $500 million, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. The VLP Revolver has a maturity date of December 2018 and VLP may request two additional one-year extensions, subject to certain conditions. VLP may terminate the VLP Revolver with notice to the lenders of at least three business days prior to termination. The VLP Revolver includes sub-facilities for swingline loans and letters of credit. VLP’s obligations under the VLP Revolver will be jointly and severally guaranteed by all of VLP’s directly owned material subsidiaries. As of December 31, 2013, the only guarantor under the VLP Revolver was Valero Partners Operating Co. LLC.

Outstanding borrowings under the VLP Revolver bear interest, at VLP’s option, at either (a) the adjusted LIBO rate (as described in the VLP Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as described in the VLP Revolver) plus the applicable margin. The VLP Revolver also provides for customary fees, including administrative agent fees, participation fees, and commitment fees. The VLP Revolver contains certain restrictive covenants, including a ratio of total debt to EBITDA (as defined in the VLP Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter, and limitations on VLP’s ability to pay distributions to its unitholders.

Canadian Facility
In addition to the Revolver and the VLP Revolver, one of our Canadian subsidiaries has a C$50 million committed revolving credit facility under which it may borrow and obtain letters of credit that has a maturity

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of November 2014. This facility replaced the maturing C$115 million Canadian revolving credit facility in November 2012.

Activities of Our Credit Facilities
During the years ended December 31, 2013 and 2011, we had no borrowings or repayments under the Revolver, the VLP Revolver, or under our Canadian credit facility. During the year ended December 31, 2012, we borrowed and repaid $1.1 billion under the Revolver and had no borrowings or repayments under the Canadian credit facility.

We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	December 31, 2013		December 31, 2012
Letter of credit facilities		$550	June 2014		$278		$418
Revolver		$3,000	November 2018		$59		$59
Canadian revolving credit facility	C$	50	November 2014	C$	10	C$	10
We also have various other uncommitted short-term bank credit facilities. As of December 31, 2013 and 2012, we had no borrowings outstanding under our uncommitted short-term bank credit facilities; however, there were letters of credit outstanding under such facilities of $189 million and $275 million, respectively, for which we are charged letter of credit issuance fees. The uncommitted credit facilities have no commitment fees or compensating balance requirements.

Bank Debt
On March 20, 2013, in anticipation of the separation of our retail business as described in Note 3, CST entered into an $800 million senior secured credit agreement. This credit agreement was retained by CST after the separation from us. Therefore, we have no rights to obtain credit under nor any liabilities in connection with this credit agreement.

On April 16, 2013, also in anticipation of the separation of our retail business, we borrowed $550 million under a short-term debt agreement with a third-party financial institution. On May 1, 2013, CST issued $550 million of its senior unsecured bonds to us, and we exchanged those bonds with the third-party financial institution in satisfaction of our short-term debt.

On October 24, 2013, we borrowed $525 million under a short-term debt agreement with a third-party financial institution in anticipation of liquidating our retained interest in CST. This liquidation was completed on November 14, 2013 by transferring all remaining shares of CST common stock owned by us to the financial institution in exchange for $467 million of our short-term debt, and we paid the remaining $58 million of short-term debt in cash. After paying $19 million of fees, we recognized a $325 million nontaxable gain.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Bank Debt
During the year ended December 31, 2013, the following activity occurred:

•	in January 2013, we made a scheduled debt repayment of $180 million related to our 6.7% senior notes; and

•	in June 2013, we made a scheduled debt repayment of $300 million related to our 4.75% senior notes.

During the year ended December 31, 2012, the following activity occurred:

•
in March 2012, we exercised the call provisions on our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds, which were redeemed on May 3, 2012 for $108 million, or 100% of their outstanding stated values;

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

During the year ended December 31, 2011, the following activity occurred:

•	in February 2011, we paid $300 million to acquire the GO Zone Bonds, which had originally been issued in December 2010. These bonds were remarketed in June 2012, as previously discussed;

•	in February 2011, we made a scheduled debt repayment of $210 million related to our 6.75% senior notes;

•	in April 2011, we made scheduled debt repayments of $8 million related to our Series 1997A 5.45%, Series 1997B 5.4%, and Series 1997C 5.4% industrial revenue bonds;

•	in May 2011, we made a scheduled debt repayment of $200 million related to our 6.125% senior notes; and

•	in December 2011, we redeemed our Series 1997B 5.4% and Series 1997C 5.4% industrial revenue bonds for $56 million, or 100% of their stated values.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, $3.3 billion and $3.2 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt on our balance sheets and proceeds and repayments are reflected as cash flows from financing activities on the statements of cash flows. Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$100	$250	$100
Proceeds from the sale of receivables	—	1,500	150
Repayments	—	(1,650)	—
Balance as of end of year	$100	$100	$250

Capitalized Interest
For the years ended December 31, 2013, 2012, and 2011, capitalized interest was $118 million, $221 million, and $152 million, respectively.

Other Disclosures
In addition to the maximum debt-to-capitalization ratio applicable to the Revolver discussed above under “Bank Credit Facilities,” our bank credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.
Principal payments on our debt obligations and future minimum rentals on capital lease obligations as of December 31, 2013 were as follows (in millions):

	Debt	Capital Lease Obligations
2014	$300	$8
2015	475	8
2016	—	7
2017	950	7
2018	—	6
Thereafter	4,824	27
Net unamortized discount and fair value adjustments	(24)	1
Less interest expense	—	(25)
Total	$6,525	$39

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We have long-term operating lease commitments for land, office facilities and equipment, transportation equipment, time charters for ocean-going tankers and coastal vessels, dock facilities, and various facilities and equipment used in the storage, transportation, production, and sale of refinery feedstocks, refined product and corn inventories.
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
As of December 31, 2013, our future minimum rentals and minimum rentals to be received under subleases for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in millions):

2014	$305
2015	230
2016	162
2017	111
2018	95
Thereafter	321
Total minimum rental payments	$1,224
Minimum rentals to be received under subleases	$21
Rental expense was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Minimum rental expense	$574	$508	$523
Contingent rental expense	7	23	23
Total rental expense	581	531	546
Less sublease rental income	—	(2)	(2)
Net rental expense	$581	$529	$544

VALERO ENERGY CORPORATION
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

Environmental Matters
Hartford Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and the adjacent shutdown refinery site, which we acquired as part of a prior acquisition. In cooperation with some of the other companies, we have been conducting initial mitigation and cleanup response pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The EPA is seeking further cleanup obligations from us and other potentially responsible parties for the Village. In parallel with the Village cleanup, we are also in litigation with the State of Illinois Environmental Protection Agency and other potentially responsible parties relating to the remediation of the shutdown refinery site. In each of these matters, we have various defenses and rights for contribution from the other responsible parties. We have accrued for our own expected contribution obligations. However, because of the unpredictable nature of these cleanups and the methodology for allocation of liabilities, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

Regulation of Greenhouse Gases
The EPA began regulating greenhouse gases on January 2, 2011, under the Clean Air Act Amendments of 1990 (Clean Air Act). Any new construction or material expansions will require that, among other things, a greenhouse gas permit be issued at either or both the state or federal level in accordance with the Clean Air Act regulations, and we will be required to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions. The determination would be on a case by case basis, and the EPA has provided only general guidance for which controls will be required or delegated to the states through State Implementation Plans.

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

•
The LCFS is currently subject to legal challenges in both state and federal court. The program currently is in effect, but the progressive reductions in the carbon intensity of fuel required under the LCFS currently are frozen at 2013 levels by order of a California state court until the CARB addresses certain deficiencies under the California Environmental Quality Act. Meanwhile, the Ninth Circuit Court of Appeals recently reversed a lower-court finding that the LCFS violates the Commerce Clause of the U.S. Constitution. It is anticipated that this case will be appealed to the U.S. Supreme Court, although it remains unclear whether the U.S. Supreme Court will agree to review the case.

•
The California statewide cap-and-trade program became effective in 2012, with the auctioning of emission credits commencing in the fourth quarter of 2012. Initially, the program will apply only to stationary sources of greenhouse gases (e.g., refinery and power plant greenhouse gas emissions). Greenhouse gas emissions from fuels that we sell in California will be covered by the program beginning in 2015. We anticipate that free allocations of credits will be available in the early years of the program, but we expect that compliance costs will escalate as free allocations compromise a smaller portion of the progressive compliance obligation. Further, overall cap-and-trade program costs are expected to increase significantly beginning in 2015, when transportation fuels are included in the program.

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

Title V Permitting Matters
The EPA has objected to numerous Title V permits, including permits at our Port Arthur, Texas City, Meraux, Corpus Christi East, and McKee Refineries. Environmental activist groups have filed notices of intent to sue and/or sued the EPA, seeking to require the EPA to assume control of these permits from the Texas Commission on Environmental Quality. All of these developments have created substantial uncertainty regarding existing and future permitting. Because of this uncertainty, we are unable to determine the costs or effects of the EPA’s actions on our permitting activity. The greenhouse gas permitting regime and the EPA’s objections to Title V permits could result in material increased compliance costs for us, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of, and decreases in the demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IRS Audits
As of December 31, 2013, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2011, as discussed in Note 16. We have received Revenue Agent Reports on our tax years for 2002 through 2009 and we are vigorously contesting many of the tax positions and assertions from the IRS. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with the recorded amounts of unrecognized tax benefits associated with these matters.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EQUITY
Share Activity
For the years ended December 31, 2013, 2012, and 2011, activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2010	673	(105)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	5
Stock repurchases	—	(17)
Balance as of December 31, 2011	673	(117)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	6
Stock repurchases	—	(6)
Stock repurchases under buyback program	—	(4)
Balance as of December 31, 2012	673	(121)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	6
Stock repurchases	—	(6)
Stock repurchases under buyback program	—	(17)
Balance as of December 31, 2013	673	(138)

Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2013 and 2012.
Treasury Stock
We purchase shares of our common stock in open market transactions to meet our obligations under employee stock-based compensation plans. We also purchase shares of our common stock from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions.
On February 28, 2008, our board of directors approved a $3 billion common stock purchase program, which is in addition to the remaining amount under a $6 billion program previously authorized. This additional $3 billion program has no expiration date. During 2013, we completed the $6 billion program. During the years ended December 31, 2013 and 2012, we purchased $692 million and $118 million, respectively, of

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our common stock under our programs. There were no stock repurchases under the buyback program during the year ended December 31, 2011. As of December 31, 2013, we have approvals under the $3 billion program to purchase approximately $2.6 billion of our common stock. In January 2014, we purchased 4 million shares for $208 million.
Common Stock Dividends
On January 22, 2014, our board of directors declared a quarterly cash dividend of $0.25 per common share payable March 12, 2014 to holders of record at the close of business on February 12, 2014.
Income Tax Effects Related to Components of Other Comprehensive Income
The following table reflects the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2013, 2012, and 2011 (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2013:
Foreign currency translation adjustment	$(98)	$—	$(98)
Pension and other postretirement benefits:
Gain arising during the year related to:
Net actuarial gain	367	125	242
Plan amendments	371	130	241
(Gain) loss reclassified into income related to:
Net actuarial loss	57	20	37
Prior service credit	(33)	(12)	(21)
Settlement	1	—	1
Net gain on pension and other postretirement benefits	763	263	500
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(4)	(2)	(2)
Net loss reclassified into income	2	1	1
Net loss on cash flow hedges	(2)	(1)	(1)
Other comprehensive income	$663	$262	$401

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2012:
Foreign currency translation adjustment	$164	$—	$164
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(228)	(79)	(149)
Prior service cost	(9)	(3)	(6)
(Gain) loss reclassified into income related to:
Net actuarial loss	34	12	22
Prior service credit	(20)	(7)	(13)
Settlement	12	—	12
Net loss on pension and other postretirement benefits	(211)	(77)	(134)
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	45	16	29
Net gain reclassified into income	(73)	(26)	(47)
Net loss on cash flow hedges	(28)	(10)	(18)
Other comprehensive income (loss)	$(75)	$(87)	$12

Year Ended December 31, 2011:
Foreign currency translation adjustment	$(122)	$—	$(122)
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(285)	(100)	(185)
Prior service cost	(4)	(1)	(3)
(Gain) loss reclassified into income related to:
Net actuarial loss	14	4	10
Prior service credit	(21)	(7)	(14)
Settlement	4	1	3
Net loss on pension and other postretirement benefits	(292)	(103)	(189)
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	32	11	21
Net gain reclassified into income	(3)	(1)	(2)
Net gain on cash flow hedges	29	10	19
Other comprehensive loss	$(385)	$(93)	$(292)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2010	$623	$(235)	$—	$388
Other comprehensive income (loss)	(122)	(189)	19	(292)
Balance as of December 31, 2011	501	(424)	19	96
Other comprehensive income (loss)	164	(134)	(18)	12
Balance as of December 31, 2012	665	(558)	1	108
Other comprehensive income (loss) before reclassifications	(98)	483	(2)	383
Amounts reclassified from accumulated other comprehensive income (loss)	—	17	1	18
Net other comprehensive income (loss)	(98)	500	(1)	401
Separation of retail business	(159)	—	—	(159)
Balance as of December 31, 2013	$408	$(58)	$—	$350

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive income (loss) and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2013	Affected Line Item in the Statement of Income
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(57)	(a)
Prior service credit	33	(a)
Settlement	(1)	(a)
	(25)	Total before tax
	8	Tax benefit
	$(17)	Net of tax

Losses on cash flow hedges:
Commodity contracts	$(2)	Cost of sales
	(2)	Total before tax
	1	Tax benefit
	$(1)	Net of tax

Total reclassifications for the year	$(18)	Net of tax
_________________________
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost, as further discussed in Note 14. Net periodic benefit cost is reflected in operating expenses and general and administrative expenses.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14 .	EMPLOYEE BENEFIT PLANS
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

In February 2013, we announced changes to certain of our U.S. qualified pension plans that cover the majority of our U.S. employees who work in our refining segment and corporate operations. Benefits under our primary pension plan changed from a final average pay formula to a cash balance formula with staged effective dates that commence either on July 1, 2013 or January 1, 2015 depending on the age and service of the affected employees. All final average pay benefits will be frozen as of December 31, 2014, with all future benefits to be earned under the new cash balance formula. These plan amendments resulted in a $328 million decrease to pension liabilities and a related increase to other comprehensive income during the year ended December 31, 2013. The benefit of this remeasurement will be amortized into income through 2025.

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

In October 2013, we announced changes to our U.S. retiree health care plans to utilize more efficient insurance products for Medicare eligible retirees. These plan changes resulted in a $43 million decrease to our benefit obligations for other postretirement benefit plans and a related increase to other comprehensive income during the year ended December 31, 2013.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2013	2012	2013	2012
Changes in benefit obligation:
Benefit obligation as of beginning of year	$2,307	$1,881	$436	$438
Service cost	137	140	12	12
Interest cost	86	93	18	21
Participant contributions	—	—	15	14
Plan amendments	(274)	9	(43)	—
Curtailment gain	(6)	(16)	—	—
Benefits paid	(170)	(90)	(37)	(35)
Actuarial (gain) loss	(169)	289	(77)	(17)
Other	3	1	—	3
Benefit obligation as of end of year	$1,914	$2,307	$324	$436

Changes in plan assets(a):
Fair value of plan assets as of beginning of year	$1,729	$1,487	$—	$—
Actual return on plan assets	306	167	—	—
Valero contributions	41	164	19	19
Participant contributions	—	—	15	14
Benefits paid	(170)	(90)	(37)	(35)
Other	3	1	3	2
Fair value of plan assets as of end of year	$1,909	$1,729	$—	$—

Reconciliation of funded status(a):
Fair value of plan assets as of end of year	$1,909	$1,729	$—	$—
Less benefit obligation as of end of year	1,914	2,307	324	436
Funded status as of end of year	$(5)	$(578)	$(324)	$(436)

Accumulated benefit obligation	$1,811	$1,857	n/a	n/a
___________________________

(a)
Plan assets include only the assets associated with pension plans subject to legal minimum funding standards. Plan assets associated with U.S. nonqualified pension plans are not included here because they are not protected from our creditors and therefore cannot be reflected as a reduction from our obligations under the pension plans. As a result, the reconciliation of funded status does not reflect the effect of plan assets that exist for all of our defined benefit plans. See Note 20 for the assets associated with certain U.S. nonqualified pension plans.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in our balance sheet for our pension and other postretirement benefits plans as of December 31, 2013 and 2012 include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Deferred charges and other assets, net	$208	$—	$—	$—
Accrued expenses	(11)	(11)	(19)	(21)
Other long-term liabilities	(202)	(567)	(305)	(415)
	$(5)	$(578)	$(324)	$(436)

The accumulated benefit obligations for certain of our pension plans exceed the fair values of the assets of those plans. For those plans, the table below presents the total projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets (in millions).

	December 31,
	2013	2012
Projected benefit obligation	$215	$250
Accumulated benefit obligation	168	191
Fair value of plan assets	3	31

Benefit payments that we expect to pay, including amounts related to expected future services, and the anticipated Medicare subsidies that we expect to receive are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2014	$100	$19
2015	125	19
2016	116	20
2017	127	20
2018	146	21
2019-2023	820	107
We plan to contribute approximately $38 million to our pension plans and $19 million to our other postretirement benefit plans during 2014.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost were as follows for the years ended (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$137	$140	$104	$12	$12	$11
Interest cost	86	93	85	18	21	22
Expected return on plan assets	(131)	(125)	(112)	—	—	—
Amortization of:
Prior service cost (credit)	(19)	3	2	(14)	(23)	(23)
Net actuarial loss	57	33	12	—	1	2
Special charges (credits)	(5)	(3)	4	—	—	4
Net periodic benefit cost	$125	$141	$95	$16	$11	$16
Amortization of prior service cost (credit) shown in the above table was based on a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under each respective plan. Amortization of the net actuarial loss shown in the above table was based on the straight-line amortization of the excess of the unrecognized loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under each respective plan. Special credits in 2013 and 2012 include curtailments and settlements related to our employees at our Aruba Refinery, partially offset by settlements related to lump sum payments in excess of thresholds. Special charges in 2011 related to purchase accounting for the Meraux Acquisition and settlements related to lump sum payments in excess of thresholds.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax amounts recognized in other comprehensive income for the years ended were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$290	$(245)	$(294)	$77	$17	$9
Prior service cost	—	(9)	(4)	—	—	—
Remeasurement due to plan amendments	328	—	—	43	—	—
Net (gain) loss reclassified into income:
Net actuarial loss	57	33	12	—	1	2
Prior service cost (credit)	(19)	3	2	(14)	(23)	(23)
Curtailment and settlement loss	1	12	4	—	—	—
Total changes in other comprehensive income (loss)	$657	$(206)	$(280)	$106	$(5)	$(12)
The pre-tax amounts in accumulated other comprehensive income as of December 31, 2013 and 2012 that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Prior service cost (credit)	$(233)	$21	$(110)	$(81)
Net actuarial loss (gain)	479	882	(44)	34
Total	$246	$903	$(154)	$(47)
The following pre-tax amounts included in accumulated other comprehensive income as of December 31, 2013 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2014 (in millions):

	Pension Plans	Other Postretirement Benefit Plans
Amortization of prior service credit	$(22)	$(18)
Amortization of net actuarial loss (gain)	35	(1)
Total	$13	$(19)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used to determine the benefit obligations as of December 31, 2013 and 2012 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2013	2012	2013	2012
Discount rate	4.92%	4.28%	4.88%	4.19%
Rate of compensation increase	3.81%	3.73%	—%	—%
The discount rate assumption used to determine the benefit obligations as of December 31, 2013 and 2012 for the majority of our pension plans and other postretirement benefit plans was based on the Aon Hewitt AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon Hewitt to provide a means for plan sponsors to value the liabilities of their pension plans or postretirement benefit plans. It is a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from one-half year to 99 years. Each bond issue underlying the curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investor Services (Moody’s), Standard and Poor’s Ratings Service (S&P), and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances among those with average ratings of double-A are included in this yield curve.

We based our December 31, 2013, 2012, and 2011 discount rate assumption on the Aon Hewitt AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.33%	5.08%	5.40%	4.19%	4.97%	5.22%
Expected long-term rate of return on plan assets	7.62%	7.67%	7.69%	—%	—%	—%
Rate of compensation increase	3.73%	3.68%	3.56%	—%	—%	—%
The assumed health care cost trend rates as of December 31, 2013 and 2012 were as follows:

	2013	2012
Health care cost trend rate assumed for the next year	7.39%	7.32%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates impact the amounts reported for retiree health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	3	(3)
The tables below present the fair values of the assets of our pension plans (in millions) as of December 31, 2013 and 2012 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value as a practical expedient for fair value. As previously noted, we do not fund or fully fund U.S. nonqualified and certain international pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2013
Equity securities:
U.S. companies(a)	$529	$—	$—	$529
International companies	155	—	—	155
Preferred stock	3	—	—	3
Mutual funds:
International growth	131	—	—	131
Index funds(b)	160	—	—	160
Corporate debt instruments	—	260	—	260
Government securities:
U.S. Treasury securities	81	—	—	81
Other government securities	—	79	—	79
Common collective trusts	—	373	—	373
Private fund	—	38	—	38
Insurance contracts	—	17	—	17
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	72	6	—	78
Total	$1,136	$773	$—	$1,909
______________________
See notes on page 102.

VALERO ENERGY CORPORATION
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
The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. As of December 31, 2013, the target allocations for plan assets are 70 percent equity securities and 30 percent fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.

The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of a plan’s assets. The underlying assumptions regarding expected rates of return for each asset class reflect Aon Hewitt’s best

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expectations for these asset classes. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $62 million, $61 million, and $59 million for the years ended December 31, 2013, 2012, and 2011, respectively.

15.	STOCK-BASED COMPENSATION
We maintain the 2011 Omnibus Stock Incentive Plan (the OSIP) under which various stock and stock-based awards are granted to employees and non-employee directors. Awards available under the OSIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock that vests over a period determined by our compensation committee. The OSIP was approved by our stockholders on April 28, 2011. As of December 31, 2013, 15,340,981 shares of our common stock remained available to be awarded under the OSIP.

We also maintain other stock-based compensation plans under which previously granted equity awards remain outstanding. No additional grants may be awarded under these plans.
In connection with the separation of our retail business on May 1, 2013 (as further described in Note 3), we entered into an employee matters agreement with CST, which provides that employees of CST no longer participate in our benefit plans. Under this agreement, we made certain adjustments to the exercise price and the number of our share-based compensation awards, the effect of which preserved the intrinsic value of the awards immediately prior to the separation; no incremental value resulted from these adjustments. Also upon the separation, awards of restricted stock and performance shares made to Valero employees who became employees of CST were either vested or forfeited. These adjustments are reflected in the activity tables below.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense	$64	$58	$58
Tax benefit recognized on stock-based compensation expense	22	20	20
Tax benefit realized for tax deductions resulting from exercises and vestings	66	45	35
Effect of tax deductions in excess of recognized stock-based compensation expense reported as a financing cash flow	47	27	23
Each of our stock-based compensation arrangements is discussed below.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Under the terms of our various stock-based compensation plans, the exercise price of options granted is not less than the fair market value of our common stock on the date of grant. Stock options become exercisable pursuant to the individual written agreements between the participants and us, usually in three equal annual installments beginning one year after the date of grant, with unexercised options generally expiring seven or ten years from the date of grant.

The fair value of stock options granted during 2013 and 2012 were estimated using the Monte Carlo simulation model, as these options contain both a service condition and a market condition in order to be exercised. Prior to 2012, the fair value of each stock option grant was estimated on the grant date using the Black-Scholes option-pricing model. The expected life of options granted is the period of time from the grant date to the date of expected exercise or other expected settlement. The expected life for each of the years in the table below was calculated using the safe harbor provisions of SEC Staff Accounting Bulletin No. 107 and No. 110 related to share-based payments. Because the stock options granted in 2012 and later contain a market condition, historical exercise patterns did not provide a reasonable basis for estimating the expected life. Expected volatility is based on closing prices of our common stock for periods corresponding to the expected life of options granted. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options at the grant date.
A summary of the weighted-average assumptions used in our fair value measurements is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Expected life in years	6.0	6.0	6.0
Expected volatility	49.63%	49.11%	49.30%
Expected dividend yield	2.27%	2.39%	2.28%
Risk-free interest rate	1.77%	0.85%	1.44%

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our stock option awards is presented in the table below.

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2013	13,214,728	$28.54
Granted	201,300	39.67
Exercised	(3,837,090)	15.21
Expired	(1,780,113)	49.45
Options granted on conversion related to separation of retail business	759,268	28.84
Outstanding as of December 31, 2013	8,558,093	27.88	3.5	$216

Exercisable as of December 31, 2013	8,037,807	27.66	3.1	206
The following table reflects activity related to our stock options granted (in millions, except per share data):

	Year Ended December 31,
	2013	2012	2011
Weighted average grant-date fair value price per share	$15.83	$10.98	$10.10
Intrinsic value of stock options exercised	101	78	63
Cash received from stock option exercises	59	59	49
As of December 31, 2013, there was $1 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately two years.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
Restricted stock is granted to employees and non-employee directors. Restricted stock granted to employees vests in accordance with individual written agreements between the participants and us, usually in equal annual installments over a period of three to five years beginning one year after the date of grant. Restricted stock granted to our non-employee directors generally vests in three years following the date of grant. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2013	2,920,288	$24.76
Granted	1,255,742	39.55
Vested	(2,113,647)	23.73
Forfeited	(31,546)	23.73
Shares granted on conversion related to separation of retail business	174,477	23.42
Nonvested shares as of December 31, 2013	2,205,314	32.23
As of December 31, 2013, there was $40 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012, and 2011 was $74 million, $47 million, and $32 million, respectively.

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

Performance awards vest in equal one-third increments (tranches) on an annual basis. Our compensation committee establishes the peer group of companies for each tranche of awards at the beginning of the one year vesting period for that tranche. Therefore, performance awards are not considered to be granted for accounting purposes until our compensation committee establishes the peer group of companies for each tranche of awards. The fair value of each tranche of awards is determined at the time the awards are considered to be granted and is based on the expected conversion rate for those awards and the fair value per share. Fair value per share is equal to the market price of our common stock on the grant date reduced by expected dividends over that tranche’s vesting period.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our performance awards considered granted is presented below.

	Nonvested Awards	Vested Awards
Awards outstanding as of January 1, 2013	989,414	208,916
Granted	415,317	—
Vested	(442,274)	442,274
Converted	—	(534,515)
Forfeited	(50,076)	(116,675)
Shares granted on conversion related to separation of retail business	34,784	—
Awards outstanding as of December 31, 2013	947,165	—

There were three tranches of performance awards granted during the year ended December 31, 2013 as follows:

	Awards Granted	Expected Conversion Rate	Fair Value Per Share
Third tranche of 2011 awards	227,565	100%	$38.77
Second tranche of 2012 awards	105,030	100%	38.77
First tranche of 2013 awards	82,722	100%	38.77
Total	415,317

As of December 31, 2013, there was $16 million of unrecognized compensation cost related to outstanding unvested performance awards, which will be recognized during 2014. The total fair value of performance awards that vested during the years ended December 31, 2013, 2012, and 2011 was $12 million, $3 million, and $4 million, respectively.

Performance awards converted during the year ended December 31, 2013 were as follows:

	Vested Awards Converted	Actual Conversion Rate	Number of Shares Issued	Awards Forfeited
2010 awards	417,833	100%	417,833	—
2011 awards	233,357	50%	116,682	116,675
Total	651,190		534,515	116,675

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	INCOME TAXES

Income Tax Expense
Income from continuing operations before income tax expense from U.S. and international operations was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$3,531	$4,015	$3,190
International operations	451	(309)	132
Income from continuing operations before income tax expense	$3,982	$3,706	$3,322

The following is a reconciliation of income tax expense computed by applying the U.S. federal statutory income tax rate (35 percent for all years presented) to actual income tax expense related to continuing operations (in millions):

	Year Ended December 31,
	2013	2012	2011
Federal income tax expense at the U.S. federal statutory rate	$1,394	$1,297	$1,163
U.S. state income tax expense, net of U.S. federal income tax effect	62	64	29
U.S. manufacturing deduction	(36)	(33)	(28)
International operations	(71)	266	46
Permanent differences	(104)	20	8
Change in tax law	(32)	—	—
Other, net	41	12	8
Income tax expense	$1,254	$1,626	$1,226

The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the year ended December 31, 2013 was primarily due to the $325 million nontaxable gain on the disposition of our retained interest in CST as described in Notes 3 and 11. For the year ended December 31, 2012, the variation in the customary relationship between income tax expense and income from continuing operations before income tax expense was primarily due to not recognizing the tax benefit associated with the asset impairment loss of $928 million related to the Aruba Refinery, as described in Note 4, as we do not expect to realize this tax benefit.

There were no discontinued operations or related income tax benefit for the years ended December 31, 2013 and 2012. The income tax benefit related to discontinued operations for the year ended December 31, 2011 was $4 million.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense related to continuing operations were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal	$635	$515	$562
U.S. state	36	22	13
International	82	126	186
Total current	753	663	761

Deferred:
U.S. federal	459	854	527
U.S. state	59	77	32
International	(17)	32	(94)
Total deferred	501	963	465
Income tax expense	$1,254	$1,626	$1,226

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2013	2012
Deferred income tax assets:
Tax credit carryforwards	$48	$61
Net operating losses (NOLs)	338	247
Inventories	264	258
Property, plant, and equipment	8	78
Compensation and employee benefit liabilities	178	383
Environmental liabilities	92	83
Other	187	157
Total deferred income tax assets	1,115	1,267
Less: Valuation allowance	(347)	(304)
Net deferred income tax assets	768	963

Deferred income tax liabilities:
Property, plant, and equipment	6,536	6,143
Deferred turnaround costs	331	300
Inventories	310	381
Investments, primarily in VLP and DGD	94	—
Other	81	103
Total deferred income tax liabilities	7,352	6,927
Net deferred income tax liabilities	$6,584	$5,964
We had the following income tax credit and loss carryforwards as of December 31, 2013 (in millions):

	Amount	Expiration
U.S. state income tax credits	$71	2014 through 2027
U.S. state NOLs (gross amount)	5,609	2014 through 2033
International NOLs	1,289	Unlimited

We have recorded a valuation allowance as of December 31, 2013 and 2012 due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain U.S. state income tax credits and NOLs, and international NOLs, before they expire. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. During 2013, the valuation allowance increased by $43 million, primarily due to increases in U.S. state NOLs. The realization of net deferred income tax assets

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded as of December 31, 2013 is primarily dependent upon our ability to generate future taxable income in certain U.S. states and international jurisdictions.

Should we ultimately recognize tax benefits related to the valuation allowance for deferred income tax assets as of December 31, 2013, such amounts will be allocated as follows (in millions):

Income tax benefit	$340
Additional paid-in capital	7
Total	$347

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of our international subsidiaries based on the determination that such differences are essentially permanent in duration in that the earnings of these subsidiaries are expected to be indefinitely reinvested in the international operations. As of December 31, 2013, the cumulative undistributed earnings of these subsidiaries were approximately $3.5 billion. If those earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of U.S. foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on those earnings, if distributed.
Unrecognized Tax Benefits
The following is a reconciliation of the change in unrecognized tax benefits, excluding related penalties, interest (net of the U.S. federal and state income tax effects) and the U.S. federal income tax effect of state unrecognized tax benefits (in millions):

	Year Ended December 31,
	2013	2012	2011
Balance as of beginning of year	$341	$326	$330
Additions based on tax positions related to the current year	64	11	14
Additions for tax positions related to prior years	576	40	55
Reductions for tax positions related to prior years	(26)	(36)	(66)
Reductions for tax positions related to the lapse of applicable statute of limitations	(4)	—	(3)
Settlements	(1)	—	(4)
Balance as of end of year	$950	$341	$326

The reconciliation of the change in unrecognized tax benefits for the year ended December 31, 2013 includes $556 million of additions for tax positions related to prior years for tax refunds that we intend to claim by amending our income tax returns for 2005 through 2012 and Premcor Inc.’s separate income tax return for 2005. We intend to propose that incentive payments received from the U.S. federal government for blending biofuels into refined products be excluded from taxable income during these periods. However, due to the complexity of this matter and uncertainties with respect to the interpretation of the Internal Revenue Code, we concluded that the $556 million refund claim cannot be recognized in our financial statements as of

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013. As a result, this amount is not included in our uncertain tax position liabilities as of December 31, 2013, even though it is reflected in the table above.

The following is a reconciliation of unrecognized tax benefits reflected in the table above to our uncertain tax position liabilities as of December 31, 2013 and 2012 that are reflected in Note 10 (in millions):

	December 31,
	2013	2012
Unrecognized tax benefits	$950	$341
Tax refund claim not recognized in our financial statements	(556)	—
Penalties, interest (net of U.S. federal and state income tax effect), and the U.S. federal income tax effect of state unrecognized tax benefits	49	50
Uncertain tax position liabilities	$443	$391

As of December 31, 2013 and 2012, there were $763 million and $144 million, respectively, of unrecognized tax benefits that if recognized would affect our annual effective tax rate. During the next 12 months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by between $100 million and $180 million, either because the tax positions are sustained on audit or because we agree to their disallowance. We do not expect these reductions to have a significant impact on our financial statements because such reductions would not significantly affect our annual effective rate.

During the years ended December 31, 2013, 2012, and 2011, we recognized $12 million, $23 million, and $1 million in penalties and interest, which is reflected within income tax expense. Accrued penalties and interest totaled $145 million and $133 million as of December 31, 2013 and 2012, respectively, excluding the U.S. federal and state income tax effects related to interest.

Tax Returns Under Audit
As of December 31, 2013, our tax years for 2002 through 2011 and Premcor Inc.’s separate tax years for 2004 and 2005 were under audit by the IRS. Premcor Inc. was merged into Valero effective September 1, 2005. The IRS has proposed adjustments to our taxable income for certain open years. We are protesting the proposed adjustments and do not expect that the ultimate disposition of these adjustments will result in a material change to our financial position, results of operations, or liquidity. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with recorded amounts of unrecognized tax benefits associated with these matters.

In January 2014, we paid the Premcor Inc. final IRS assessment for the tax years 2004 and 2005 and closed the audit related to all proposed adjustments. The amount paid was consistent with the recorded amount of unrecognized tax benefits associated with that audit.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	EARNINGS PER COMMON SHARE
Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2013		2012		2011
	Restricted Stock	Common Stock	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$2,720		$2,083		$2,097
Less dividends paid:
Common stock		460		358		168
Nonvested restricted stock		2		2		1
Undistributed earnings		$2,258		$1,723		$1,928
Weighted-average common shares outstanding	3	542	3	550	3	563
Earnings per common share from continuing operations:
Distributed earnings	$0.85	$0.85	$0.65	$0.65	$0.30	$0.30
Undistributed earnings	4.14	4.14	3.12	3.12	3.40	3.40
Total earnings per common share from continuing operations	$4.99	$4.99	$3.77	$3.77	$3.70	$3.70

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$2,720		$2,083		$2,097
Weighted-average common shares outstanding		542		550		563
Common equivalent shares:
Stock options		4		4		4
Performance awards and nonvested restricted stock		2		2		2
Weighted-average common shares outstanding – assuming dilution		548		556		569
Earnings per common share from continuing operations – assuming dilution		$4.97		$3.75		$3.69

VALERO ENERGY CORPORATION
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

	Year Ended December 31,
	2013	2012	2011
Stock options	1	4	6

18.	SEGMENT INFORMATION
We have two reportable segments, refining and ethanol, as of December 31, 2013. Prior to May 1, 2013, we also had a retail segment. As discussed in Note 3, we completed the separation of our retail business on May 1, 2013. Segment information related to our retail business prior to the separation is reflected in the retail segment results below. Motor fuel sales to CST (our former retail business), which were eliminated in consolidation prior to the separation, are reported as refining segment operating revenues from external customers after May 1, 2013.
Our refining segment includes refining operations, wholesale marketing, product supply and distribution, and transportation operations in the U.S., Canada, the U.K., Aruba, and Ireland. Our ethanol segment primarily includes sales of internally produced ethanol and distillers grains. The retail segment included company-operated convenience stores in the U.S. and Canada; filling stations, truckstop facilities, cardlock facilities, and home heating oil operations in Canada; and credit card operations in the U.S. Operations that are not included in any of the reportable segments are included in the corporate category.
The reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. Performance is evaluated based on operating income. Intersegment sales are generally derived from transactions made at prevailing market rates.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects activity related to continuing operations (in millions):

	Refining	Retail	Ethanol	Corporate	Total
Year ended December 31, 2013:
Operating revenues from external customers	$129,064	$3,896	$5,114	$—	$138,074
Intersegment revenues	2,876	—	128	—	3,004
Depreciation and amortization expense	1,566	41	45	68	1,720
Operating income (loss)	4,217	81	491	(826)	3,963
Total expenditures for long-lived assets	2,597	62	33	65	2,757

Year ended December 31, 2012:
Operating revenues from external customers	122,925	12,008	4,317	—	139,250
Intersegment revenues	8,946	—	115	—	9,061
Depreciation and amortization expense	1,370	119	42	43	1,574
Operating income (loss)	4,450	348	(47)	(741)	4,010
Total expenditures for long-lived assets	3,147	164	36	66	3,413

Year ended December 31, 2011:
Operating revenues from external customers	109,138	11,699	5,150	—	125,987
Intersegment revenues	8,665	—	145	—	8,810
Depreciation and amortization expense	1,338	115	39	42	1,534
Operating income (loss)	3,516	381	396	(613)	3,680
Total expenditures for long-lived assets	2,708	134	32	113	2,987

VALERO ENERGY CORPORATION
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

	Year Ended December 31,
	2013	2012	2011
Refining:
Gasolines and blendstocks	$57,806	$55,647	$49,019
Distillates	56,921	51,504	43,713
Petrochemicals	4,281	3,908	4,253
Lubes and asphalts	1,643	2,033	1,948
Other product revenues	8,413	9,833	10,205
Total refining operating revenues	129,064	122,925	109,138
Retail:
Fuel sales (gasoline and diesel)	3,226	10,045	9,730
Merchandise sales and other	524	1,649	1,635
Home heating oil	146	314	334
Total retail operating revenues	3,896	12,008	11,699
Ethanol:
Ethanol	4,245	3,545	4,436
Distillers grains	869	772	714
Total ethanol operating revenues	5,114	4,317	5,150
Total operating revenues	$138,074	$139,250	$125,987
Operating revenues by geographic area are shown in the table below (in millions). The geographic area is based on location of customer and no customer accounted for more than 10 percent of our operating revenues.

	Year Ended December 31,
	2013	2012	2011
U.S.	$100,418	$100,733	$98,806
Canada	9,974	10,376	10,110
U.K.	11,358	10,779	4,297
Other countries	16,324	17,362	12,774
Total operating revenues	$138,074	$139,250	$125,987

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets include property, plant, and equipment, intangible assets, and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2013	2012
U.S.	$23,572	$23,760
Canada	2,260	2,639
U.K.	1,148	1,110
Aruba	53	41
Ireland	26	37
Total long-lived assets	$27,059	$27,587
Total assets by reportable segment were as follows (in millions):

	December 31,
	2013	2012
Refining	$40,834	$38,858
Retail	—	2,043
Ethanol	889	929
Corporate	5,537	2,647
Total assets	$47,260	$44,477

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Decrease (increase) in current assets:
Receivables, net	$(753)	$437	$(3,110)
Inventories	(13)	(282)	643
Income taxes receivable	10	51	128
Prepaid expenses and other	2	(28)	(2)
Increase (decrease) in current liabilities:
Accounts payable	977	(113)	2,004
Accrued expenses	53	13	(18)
Taxes other than income taxes	337	(260)	312
Income taxes payable	309	(120)	124
Changes in current assets and current liabilities	$922	$(302)	$81
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

•	the amounts shown above for the year ended December 31, 2013 exclude the change in current assets and current liabilities resulting from the separation of our retail business as described in Note 3;

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the Meraux Acquisition in October 2011 and the Pembroke Acquisition in August 2011;

•	amounts accrued for capital expenditures and deferred turnaround and catalyst costs are reflected in investing activities when such amounts are paid;

•	amounts accrued for common stock purchases in the open market that are not settled as of the balance sheet date are reflected in financing activities when the purchases are settled and paid; and

•
certain differences between balance sheet changes and the changes reflected above result from translating foreign currency denominated balances at the applicable exchange rates as of each balance sheet date.

There were no significant noncash investing activities for the years ended December 31, 2013, 2012 and 2011.
Noncash financing activities for the year ended December 31, 2013 included the exchange of CST’s senior unsecured bonds and the exchange of all of our remaining shares of CST common stock with third-party financial institutions in satisfaction of our short-term debt agreements as described in Note 11. There were no significant noncash financing activities for the years ended December 31, 2012 and 2011.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Interest paid in excess of amount capitalized	$361	$302	$397
Income taxes paid, net	387	705	486

20.	FAIR VALUE MEASUREMENTS
General
GAAP requires that certain assets and liabilities be measured at fair value on a recurring or nonrecurring basis in our balance sheets, which are presented below under “Recurring Fair Value Measurements” and “Nonrecurring Fair Value Measurements.” Recurring fair value measurements of assets or liabilities are those that GAAP requires or permits in the balance sheet at the end of each reporting period, such as derivative financial instruments. Nonrecurring fair value measurements of assets or liabilities are those that GAAP requires or permits in the balance sheet in particular circumstances, such as the impairment of property, plant, and equipment.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2013 and 2012.
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

	December 31, 2013
				Total Gross Fair Value	Effect of Counter-party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$499	$38	$—	$537	$(505)	$(7)	$25	$—
Investments of certain benefit plans	98	—	11	109	n/a	n/a	109	n/a
Total	$597	$38	$11	$646	$(505)	$(7)	$134

Liabilities:
Commodity derivative contracts	$492	$24	$—	$516	$(505)	$(6)	$5	$(76)
Biofuels blending obligation	—	11	—	11	n/a	n/a	11	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	8	—	—	8	n/a	n/a	8	n/a
Total	$500	$40	$—	$540	$(505)	$(6)	$29

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
				Total Gross Fair Value	Effect of Counter-party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,143	$60	$—	$1,203	$(1,189)	$—	$14	$—
Physical purchase contracts	—	11	—	11	n/a	n/a	11	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	87	—	11	98	n/a	n/a	98	n/a
Total	$1,231	$71	$11	$1,313	$(1,189)	$—	$124

Liabilities:
Commodity derivative contracts	$1,138	$70	$—	$1,208	$(1,189)	$(13)	$6	$(114)
Biofuels blending obligation	—	10	—	10	n/a	n/a	10	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$1,139	$80	$—	$1,219	$(1,189)	$(13)	$17

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

•
Our biofuels blending obligation represents a liability for the purchase of biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce. To the degree we are unable to blend at percentages required under various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. These programs are further described in Note 21 under “Compliance Program Risk.” This liability is based on our deficit in biofuel credits as of the balance sheet date, if any, after considering any biofuel credits acquired or under contract, and is equal to the product of the biofuel credits deficit and the market price of these credits as of the balance sheet date. This liability is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of December 31, 2013 and 2012 that were measured at fair value on a recurring basis.

The following is a reconciliation of the beginning and ending balances (in millions) for fair value measurements developed using significant unobservable inputs (Level 3).

	Investments of Certain Benefit Plans			Other Investments
	2013	2012	2011	2013	2012	2011
Balance as of beginning of year	$11	$11	$10	$—	$—	$—
Purchases	—	—	1	—	—	21
Total losses included in refining operating expense	—	—	—	—	—	(21)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Balance as of end of year	$11	$11	$11	$—	$—	$—
The amount of total losses included in income attributable to the change in unrealized losses relating to assets still held at end of year	$—	$—	$—	$—	$—	$(21)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2013.
The table below presents the fair value of certain assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 (in millions) and the related impairment losses recognized. See Note 4 for our impairment analysis for these assets.

				Total Fair Value as of December 31, 2012	Total Losses Recognized During the Year Ended December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Long-lived assets of the Aruba Refinery	$—	$—	$—	$—	$903
Materials and supplies inventories of the Aruba Refinery	—	—	—	—	25
Cancelled capital projects	—	—	2	2	65
Property, plant, and equipment of convenience stores	—	—	8	8	21

There were no liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2012.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$4,292	$4,292	$1,723	$1,723
Financial liabilities:
Debt (excluding capital leases)	6,525	7,659	7,000	8,621
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
We are exposed to market risks related to the volatility in the price of commodities, interest rates, and foreign currency exchange rates. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, interest rate swaps, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 20), as summarized below under “Fair Values of Derivative Instruments.” In addition, the effect of these derivative instruments on our income is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income.”
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

We are also exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values.

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

As of December 31, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge crude oil and refined product inventories and commodity derivative instruments related to the physical purchase of crude oil and refined products at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014
Crude oil and refined products:
Futures – long	11,857
Futures – short	12,169
Physical contracts – long	312

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product or natural gas purchases, or refined product sales at existing market prices that we deem favorable.

As of December 31, 2013, we had the following outstanding commodity derivative instruments that were entered into to hedge forecasted purchases or sales of crude oil and refined products. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels).

Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014
Crude oil and refined products:
Futures – long	7,629
Futures – short	2,314
Physical contracts – short	5,315

VALERO ENERGY CORPORATION
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

As of December 31, 2013, we had the following outstanding commodity derivative instruments that were used as economic hedges and commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014	2015
Crude oil and refined products:
Swaps – long	7,261	—
Swaps – short	7,276	—
Futures – long	42,205	—
Futures – short	52,158	—
Corn:
Futures – long	17,110	—
Futures – short	26,095	145
Physical contracts – long	12,554	156
Soybean oil:
Futures – short	25,320	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of December 31, 2013, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units and corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014	2015
Crude oil and refined products:
Swaps – long	25,200	—
Swaps – short	25,200	—
Futures – long	84,766	3,490
Futures – short	84,397	3,665
Options – long	28,850	—
Options – short	28,600	—
Natural gas:
Futures – long	600	1,000
Futures – short	1,150	—
Options – short	250	—
Corn:
Futures – long	435	—
Futures – short	435	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of December 31, 2013 and 2012, or during the years ended December 31, 2013, 2012, or 2011.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of these operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of December 31, 2013, we had commitments to purchase $716 million

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of U.S. dollars. The majority of these commitments matured on or before January 31, 2014 resulting in a gain of $12 million in the first quarter of 2014.

Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting our operations are those that require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. For the years ended December 31, 2013, 2012, and 2011, the cost of meeting our obligations under these compliance programs was $517 million, $250 million, and $231 million, respectively. These amounts are reflected in cost of sales.

Maintaining Minimum Inventory Quantities
In the U.K., we are required to maintain a minimum quantity of crude oil and refined products as a reserve against shortages or interruptions in the supply of these products. To the degree we decide not to physically hold the minimum quantity of crude oil and refined products, we must purchase Compulsory Stock Obligation (CSO) tickets from other suppliers of refined products in the U.K. or other European Union (EU) member countries, and we make economic decisions as to the cost of maintaining certain quantities of crude oil and refined products versus the cost of purchasing CSO tickets. We have not entered into derivative instruments to manage the price volatility of CSO tickets. For the years ended December 31, 2013 and 2012, the cost of purchasing CSO tickets to help meet our obligations under this compliance program was $3 million and $8 million, respectively, and these amounts were reflected in cost of sales. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

Emission Allowances
Our Pembroke Refinery is subject to a maximum amount of carbon dioxide that it can emit each year under the EU Emissions Trading Scheme. Under this cap-and-trade program, we purchase emission allowances on the open market for the difference between the amount of carbon dioxide emitted and the maximum amount allowed under the program. Therefore, we are exposed to the volatility in the market price of these allowances. For the years ended December 31, 2013, 2012, and 2011 the cost of meeting our obligation under this compliance program was immaterial. We had no obligations under this compliance program prior to completing the Pembroke Acquisition in 2011.

We enter into derivative instruments (futures) to reduce the impact of this risk on our results of operations and cash flows. Our positions in these derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors. As of December 31, 2013 and 2012, we had no futures contracts outstanding related to this compliance program. For the year ended December 31, 2011, the loss recognized in income on compliance program derivative instruments designated as economic hedges was immaterial and therefore not separately presented in the table below under “Effect of Derivative Instruments on Statements of Income and Other Comprehensive Income.”

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of December 31, 2013 and 2012 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 20 for additional information related to the fair values of our derivative instruments.
As indicated in Note 20, we net fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts.

	Balance Sheet Location	December 31, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$25	$36

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$474	$455
Swaps	Receivables, net	33	18
Swaps	Prepaid expenses and other	3	—
Swaps	Accrued expenses	—	5
Options	Receivables, net	2	2
Physical purchase contracts	Inventories	—	5
Foreign currency contracts	Accrued expenses	—	8
Total		$512	$493
Total derivatives		$537	$529

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2012
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$77	$64
Swaps	Receivables, net	15	13
Swaps	Prepaid expenses and other	2	2
Total		$94	$79

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,066	$1,073
Swaps	Receivables, net	9	6
Swaps	Accrued expenses	32	46
Options	Receivables, net	1	4
Options	Accrued expenses	1	—
Physical purchase contracts	Inventories	11	—
Foreign currency contracts	Receivables, net	1	—
Foreign currency contracts	Accrued expenses	—	1
Total		$1,121	$1,130
Total derivatives		$1,215	$1,209
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
There were no material amounts due from counterparties in the refining or financial services industry as of December 31, 2013 or 2012. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2013	2012	2011
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(12)	$(250)	$(6)
Gain (loss) recognized in income on hedged item	Cost of sales	18	183	(23)
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	6	(67)	(29)
For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2013, 2012, and 2011. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the years ended December 31, 2013 and 2011; however, a gain of $28 million was recognized in income during the year ended December 31, 2012 for hedged firm commitments that no longer qualified as fair value hedges.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2013	2012	2011
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$(4)	$45	$32
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of sales	(2)	73	3
Gain recognized in income on derivatives (ineffective portion)	Cost of sales	21	48	5
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2013, 2012, and 2011. For the year ended December 31, 2013, cash flow hedges primarily related to forward sales of gasoline and distillates, and associated forward purchases of crude oil, with $1 million of cumulative after-tax losses on cash flow hedges remaining in accumulated other comprehensive income. We estimate that $1 million of the deferred loss as of December 31, 2013 will be reclassified into cost of sales over the next 12 months as a result of hedged transactions that are forecasted to occur. For the years ended December 31, 2013, 2012, and 2011,

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2013	2012	2011
Commodity contracts	Cost of sales	$193	$1	$(349)
Foreign currency contracts	Cost of sales	14	(38)	18
Other contract	Cost of sales	—	—	29
Total		$207	$(37)	$(302)
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

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2013	2012	2011
Commodity contracts	Cost of sales	$21	$(16)	$23
RINs fixed-price contracts	Cost of sales	(20)	—	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012 (in millions, except per share amounts).

	2013 Quarter Ended
	March 31	June 30 (a)	September 30	December 31
Operating revenues	$33,474	$34,034	$36,137	$34,429
Operating income	1,061	808	532	1,562
Net income	652	465	324	1,287
Net income attributable to Valero Energy Corporation stockholders	654	466	312	1,288
Earnings per common share – assuming dilution	1.18	0.85	0.57	2.38

	2012 Quarter Ended
	March 31 (b)	June 30	September 30	December 31
Operating revenues	$35,167	$34,662	$34,726	$34,695
Operating income (loss)	(244)	1,361	1,309	1,584
Net income (loss)	(432)	830	673	1,009
Net income (loss) attributable to Valero Energy Corporation stockholders	(432)	831	674	1,010
Earnings (loss) per common share – assuming dilution	(0.78)	1.50	1.21	1.82
____________________

(a)	The separation of our retail business was completed on May 1, 2013.

(b)	The operations of the Aruba Refinery were suspended in March 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEMS 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2014 annual meeting of stockholders. We will file the proxy statement with the SEC before March 31, 2014.

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
Certificate of Amendment (July 31, 1997) to Restated Certificate of Incorporation of Valero Energy Corporation - incorporated by reference to Exhibit 3.02 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

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

3.09	--	Amended and Restated Bylaws of Valero Energy Corporation - incorporated by reference to Exhibit 3.09 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

4.01	--
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

*+10.06	--	Form of Elective Deferral Agreement pursuant to the Valero Energy Corporation Deferred Compensation Plan.

*+10.07	--	Form of Investment Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan.

*+10.08	--	Form of Distribution Election Form pursuant to the Valero Energy Corporation Deferred Compensation Plan.

+10.09	--
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

*+10.16	--	Change of Control Severance Agreement (Tier II) dated March 15, 2007, between Valero Energy Corporation and Jay D. Browning.

+10.17	--
Form of Amendment to Change of Control Severance Agreements (to eliminate excise tax gross-up benefit) - incorporated by reference to Exhibit 10.17 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

*+10.18	--	Schedule of Amendments to Change of Control Severance Agreements.

*+10.19	--	Form of Performance Share Award Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan.

+10.20	--
Form of Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

+10.21	--
Form of Performance Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

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

+10.25	--
Form of Restricted Stock Agreement (without acceleration feature) pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.25 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

+10.26	--
Form of Restricted Stock Agreement pursuant to the Valero Energy Corporation Restricted Stock Plan for Non-Employee Directors - incorporated by reference to Exhibit 10.03 to Valero’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 1-13175).

*10.27	--
$3,000,000,000 5-Year Second Amended and Restated Revolving Credit Agreement, dated as of November 22, 2013, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein.

*12.01	--	Statements of Computations of Ratios of Earnings to Fixed Charges.

14.01	--	Code of Ethics for Senior Financial Officers - incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

*21.01	--	Valero Energy Corporation subsidiaries.

*23.01	--	Consent of KPMG LLP dated February 27, 2014.

*24.01	--	Power of Attorney dated February 27, 2014 (on the signature page of this Form 10-K).

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	--	Audit Committee Pre-Approval Policy - incorporated by reference to Exhibit 99.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

***101	--	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
(William R. Klesse)
Chief Executive Officer and Chairman of the Board
Date: February 27, 2014

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

Signature	Title	Date

/s/ William R. Klesse	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2014
(William R. Klesse)

/s/ Michael S. Ciskowski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
(Michael S. Ciskowski)

/s/ Jerry D. Choate	Director	February 27, 2014
(Jerry D. Choate)

/s/ Ruben M. Escobedo	Director	February 27, 2014
(Ruben M. Escobedo)

/s/ Deborah P. Majoras	Director	February 27, 2014
(Deborah P. Majoras)

/s/ Bob Marbut	Director	February 27, 2014
(Bob Marbut)

/s/ Donald L. Nickles	Director	February 27, 2014
(Donald L. Nickles)

/s/ Philip J. Pfeiffer	Director	February 27, 2014
(Philip J. Pfeiffer)

/s/ Robert A. Profusek	Director	February 27, 2014
(Robert A. Profusek)

/s/ Susan Kaufman Purcell	Director	February 27, 2014
(Susan Kaufman Purcell)

/s/ Stephen M. Waters	Director	February 27, 2014
(Stephen M. Waters)

/s/ Randall J. Weisenburger	Director	February 27, 2014
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 27, 2014
(Rayford Wilkins, Jr.)