Form 10-Q
period 2014-09-30
VALERO ENERGY CORP/TX
filed 2014-11-06
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2014 was 521,245,037.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$4,191	$4,292
Receivables, net	8,175	8,751
Inventories	6,860	5,758
Income taxes receivable	79	72
Deferred income taxes	229	266
Prepaid expenses and other	132	138
Total current assets	19,666	19,277
Property, plant, and equipment, at cost	35,432	33,933
Accumulated depreciation	(8,983)	(8,226)
Property, plant, and equipment, net	26,449	25,707
Deferred charges and other assets, net	2,340	2,276
Total assets	$48,455	$47,260
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$600	$303
Accounts payable	9,939	9,931
Accrued expenses	630	522
Taxes other than income taxes	1,282	1,345
Income taxes payable	641	773
Deferred income taxes	368	249
Total current liabilities	13,460	13,123
Debt and capital lease obligations, less current portion	5,783	6,261
Deferred income taxes	6,601	6,601
Other long-term liabilities	1,549	1,329
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,137	7,187
Treasury stock, at cost; 150,357,996 and 137,932,138 common shares	(7,773)	(7,054)
Retained earnings	21,034	18,970
Accumulated other comprehensive income	149	350
Total Valero Energy Corporation stockholders’ equity	20,554	19,460
Noncontrolling interests	508	486
Total equity	21,062	19,946
Total liabilities and equity	$48,455	$47,260
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$34,408	$36,137	$102,985	$103,645
Costs and expenses:
Cost of sales	31,023	33,931	93,820	96,139
Operating expenses:
Refining	987	954	2,926	2,742
Retail	—	—	—	226
Ethanol	118	102	358	281
General and administrative expenses	180	170	510	579
Depreciation and amortization expense	430	448	1,265	1,283
Total costs and expenses	32,738	35,605	98,879	101,250
Operating income	1,670	532	4,106	2,395
Other income, net	11	17	38	42
Interest and debt expense, net of capitalized interest	(98)	(102)	(296)	(263)
Income from continuing operations before income tax expense	1,583	447	3,848	2,174
Income tax expense	521	123	1,293	739
Income from continuing operations	1,062	324	2,555	1,435
Income (loss) from discontinued operations	—	—	(64)	6
Net income	1,062	324	2,491	1,441
Less: Net income attributable to noncontrolling interests	3	12	16	9
Net income attributable to Valero Energy Corporation stockholders	$1,059	$312	$2,475	$1,432

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$1,059	$312	$2,539	$1,426
Discontinued operations	—	—	(64)	6
Total	$1,059	$312	$2,475	$1,432

Earnings per common share:
Continuing operations	$2.01	$0.58	$4.78	$2.61
Discontinued operations	—	—	(0.12)	0.01
Total	$2.01	$0.58	$4.66	$2.62
Weighted-average common shares outstanding (in millions)	526	540	529	544

Earnings per common share – assuming dilution:
Continuing operations	$2.00	$0.57	$4.76	$2.60
Discontinued operations	—	—	(0.12)	0.01
Total	$2.00	$0.57	$4.64	$2.61
Weighted-average common shares outstanding – assuming dilution (in millions)	530	545	533	549

Dividends per common share	$0.275	$0.225	$0.775	$0.625

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,062	$324	$2,491	$1,441

Other comprehensive income (loss):
Foreign currency translation adjustment	(274)	181	(198)	(87)
Net gain (loss) on pension and other postretirement benefits	(3)	5	(5)	347
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges	—	(3)	1	(7)
Other comprehensive income (loss) before income tax expense (benefit)	(277)	183	(202)	253
Income tax expense (benefit) related to items of other comprehensive income (loss)	—	1	(1)	119
Other comprehensive income (loss)	(277)	182	(201)	134

Comprehensive income	785	506	2,290	1,575
Less: Comprehensive income attributable to noncontrolling interests	3	12	16	9
Comprehensive income attributable to Valero Energy Corporation stockholders	$782	$494	$2,274	$1,566
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,491	$1,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,265	1,283
Aruba Refinery asset retirement expense and other	63	—
Deferred income tax expense	191	488
Changes in current assets and current liabilities	(808)	(231)
Changes in deferred charges and credits and other operating activities, net	42	54
Net cash provided by operating activities	3,244	3,035
Cash flows from investing activities:
Capital expenditures	(1,453)	(1,690)
Deferred turnaround and catalyst costs	(492)	(527)
Other investing activities, net	(41)	(56)
Net cash used in investing activities	(1,986)	(2,273)
Cash flows from financing activities:
Repayment of debt	(200)	(480)
Proceeds from the exercise of stock options	37	46
Purchase of common stock for treasury	(799)	(589)
Common stock dividends	(411)	(342)
Contributions from noncontrolling interests	14	45
Distributions to public unitholders of Valero Energy Partners LP	(8)	—
Disposition of retail business:
Proceeds from short-term debt in anticipation of separation	—	550
Cash distributed to Valero by CST Brands, Inc.	—	500
Cash held and retained by CST Brands, Inc. upon separation	—	(315)
Other financing activities, net	51	27
Net cash used in financing activities	(1,316)	(558)
Effect of foreign exchange rate changes on cash	(43)	(19)
Net increase (decrease) in cash and temporary cash investments	(101)	185
Cash and temporary cash investments at beginning of period	4,292	1,723
Cash and temporary cash investments at end of period	$4,191	$1,908
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.
These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In July 2013, we formed Valero Energy Partners LP (VLP), a master limited partnership, to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, VLP completed its initial public offering (the Offering) of 17,250,000 common units at a price of $23.00 per unit. VLP received $369 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees, and other offering costs. As of September 30, 2014, VLP’s assets included crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Ardmore, McKee, Memphis, Port Arthur, and Three Rivers Refineries.

As of September 30, 2014 and December 31, 2013, we owned a 68.6 percent limited partner interest and a 2 percent general partner interest in VLP, and the public owned a 29.4 percent limited partner interest. VLP’s cash and temporary cash investments were $231 million and $375 million as of September 30, 2014 and December 31, 2013, respectively. Valero consolidates the financial statements of VLP into its financial statements and as such, VLP’s cash and temporary cash investments are included in Valero’s consolidated

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash and temporary cash investments. However, VLP’s cash and temporary cash investments can be used to settle only its obligations. In addition, VLP’s partnership capital attributable to the public’s ownership interest in VLP of $374 million and $370 million as of September 30, 2014 and December 31, 2013, respectively, is reflected in noncontrolling interests.

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

On July 1, 2014, we sold to VLP our Texas Crude Systems Business, which is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System. In connection with this transaction, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement with VLP with respect to each system. Each system’s schedule constitutes a binding agreement between us and VLP for transportation or terminaling services (as applicable). Each schedule has an initial term of 10 years with one five-year renewal term at our option and contains minimum throughput requirements and inflation escalators. We also entered into an amended and restated omnibus agreement with VLP and an amended services and secondment agreement with the general partner of VLP. We sold the Texas Crude Systems Business for total cash consideration of $154 million. Because Valero consolidates the financial statements of VLP into its financial statements, this transaction was eliminated in consolidation and did not impact Valero’s consolidated financial position or cash flows.

3.	DISCONTINUED OPERATIONS

In May 2014, we decided to abandon our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result of our decision, the refinery’s results of operations have been presented in this report as discontinued operations for the three and nine months ended September 30, 2014 and 2013.
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
The Aruba Refinery resides on land leased from the Government of Aruba (GOA) and our agreements with the GOA require us to dismantle our leasehold improvements under certain conditions. Because of our May 2014 decision to abandon the refining assets, we believe the GOA will require us to dismantle those assets. As a result, we recognized an asset retirement obligation of $59 million, which was charged to expense during the second quarter of 2014 and is reflected in discontinued operations. We had not recognized an asset retirement obligation previously due to our belief that we would not be required to dismantle the assets as long as we intended to operate them. During the second quarter of 2014, we also recognized liabilities of

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$4 million relating to obligations under certain contracts, including a liability for the remaining lease payments for the land on which the refining assets reside.
Selected results of operations of the Aruba Refinery are shown below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$—	$—	$—	$—
Income (loss) before income taxes	—	—	(64)	6

There was no tax benefit recognized for the loss from discontinued operations for the nine months ended September 30, 2014 as we do not expect to realize this tax benefit.

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

Selected historical results of operations of our retail business prior to the separation are disclosed in Note 11. Subsequent to May 1, 2013 and through September 30, 2013, our share of CST’s results of operations was reflected in “other income, net.” Our share of income taxes incurred directly by CST during this period was reported in the equity in earnings from CST, and as such is not included in income taxes in our statements of income.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Refinery feedstocks	$3,100	$2,135
Refined products and blendstocks	3,374	3,231
Ethanol feedstocks and products	156	166
Materials and supplies	230	226
Inventories	$6,860	$5,758

As of September 30, 2014 and December 31, 2013, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by approximately $5.8 billion and $6.9 billion, respectively. As of September 30, 2014 and December 31, 2013, our non-LIFO inventories accounted for $1.2 billion and $851 million, respectively, of our total inventories.

6.	DEBT

Credit Facilities
Revolver
We have a $3 billion revolving credit facility (the Revolver) that has a maturity date of November 2018. We have the option to increase the aggregate commitments under the Revolver to $4.5 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of September 30, 2014 and December 31, 2013, our debt-to-capitalization ratios, calculated in accordance with the terms of the Revolver, were 10 percent and 12 percent, respectively.

VLP Revolver
VLP has a $300 million senior unsecured revolving credit facility agreement (the VLP Revolver) that has a maturity date of December 2018. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero.

Canadian Revolver
In addition to the Revolver and the VLP Revolver, one of our Canadian subsidiaries has a C$50 million committed revolving credit facility (Canadian Revolver) under which it may borrow and obtain letters of credit.

Activities Under Our Credit Facilities
During the nine months ended September 30, 2014 and 2013, we had no borrowings or repayments under the Revolver, the VLP Revolver, or our Canadian Revolver. As of September 30, 2014 and December 31, 2013, we had no borrowings outstanding under these credit facilities.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit
We had outstanding letters of credit under our committed credit facilities as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	September 30, 2014		December 31, 2013
Letter of credit facilities		$550	June 2015		$86		$278
Revolver		$3,000	November 2018		$54		$59
VLP Revolver		$300	December 2018		$—		$—
Canadian Revolver	C$	50	November 2015	C$	10	C$	10

As of September 30, 2014 and December 31, 2013, we had $191 million and $189 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Non-Bank Debt
During the nine months ended September 30, 2014, we made a scheduled debt repayment of $200 million related to our 4.75% senior notes. During the nine months ended September 30, 2013, we made scheduled debt repayments of $300 million related to our 4.75% senior notes and $180 million related to our 6.7% senior notes.

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

During the nine months ended September 30, 2014 and 2013, we had no proceeds from or repayments under our accounts receivable sales facility. As of September 30, 2014 and December 31, 2013, we had $100 million outstanding under our accounts receivable sales facility.

Capitalized Interest
Capitalized interest was $17 million and $16 million for the three months ended September 30, 2014 and 2013, respectively, and $52 million and $101 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity (in millions):

	Nine Months Ended September 30,
	2014			2013
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance as of beginning of period	$19,460	$486	$19,946	$18,032	$63	$18,095
Net income	2,475	16	2,491	1,432	9	1,441
Dividends	(411)	—	(411)	(342)	—	(342)
Stock-based compensation expense	30	—	30	31	—	31
Tax deduction in excess of stock-based compensation expense	33	—	33	31	—	31
Transactions in connection with stock-based compensation plans:
Stock issuances	37	—	37	47	—	47
Stock repurchases	(177)	—	(177)	(220)	—	(220)
Stock repurchases under buyback program	(692)	—	(692)	(396)	—	(396)
Separation of retail business	—	—	—	(479)	—	(479)
Contributions from noncontrolling interests	—	14	14	—	45	45
Distributions to public unitholders of Valero Energy Partners LP	—	(8)	(8)	—	—	—
Other comprehensive income (loss)	(201)	—	(201)	134	—	134
Balance as of end of period	$20,554	$508	$21,062	$18,270	$117	$18,387

The noncontrolling interests relate to third-party ownership interests in VLP and joint venture companies whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Nine Months Ended September 30,
	2014		2013
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(138)	673	(121)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	3	—	3
Stock repurchases	—	(2)	—	(5)
Stock repurchases under buyback program	—	(13)	—	(9)
Balance as of end of period	673	(150)	673	(132)

Common Stock Dividends
On October 23, 2014, our board of directors declared a quarterly cash dividend of $0.275 per common share payable on December 17, 2014 to holders of record at the close of business on November 19, 2014.

Income Tax Effects Related to Components of Other Comprehensive Income
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Three Months Ended September 30,
	2014			2013
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(274)	$—	$(274)	$181	$—	$181
Pension and other postretirement benefits:
Amounts reclassified into income related to:
Net actuarial loss	8	3	5	14	5	9
Prior service credit	(11)	(3)	(8)	(9)	(3)	(6)
Net gain (loss) on pension and other postretirement benefits	(3)	—	(3)	5	2	3
Derivative instruments designated and qualifying as cash flow hedges:
Net gain (loss) arising during the period	(5)	(2)	(3)	3	1	2
Net (gain) loss reclassified into income	5	2	3	(6)	(2)	(4)
Net loss on cash flow hedges	—	—	—	(3)	(1)	(2)
Other comprehensive income (loss)	$(277)	$—	$(277)	$183	$1	$182

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2014			2013
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(198)	$—	$(198)	$(87)	$—	$(87)
Pension and other postretirement benefits:
Gain arising during the period related to plan amendments	—	—	—	328	115	213
Amounts reclassified into income related to:
Net actuarial loss	25	9	16	43	15	28
Prior service credit	(30)	(11)	(19)	(24)	(9)	(15)
Net gain (loss) on pension and other postretirement benefits	(5)	(2)	(3)	347	121	226
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period	(1)	—	(1)	(6)	(2)	(4)
Net (gain) loss reclassified into income	2	1	1	(1)	—	(1)
Net gain (loss) on cash flow hedges	1	1	—	(7)	(2)	(5)
Other comprehensive income (loss)	$(202)	$(1)	$(201)	$253	$119	$134

Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2013	$408	$(58)	$—	$350
Other comprehensive loss before reclassifications	(198)	—	(1)	(199)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	1	(2)
Net other comprehensive loss	(198)	(3)	—	(201)
Balance as of September 30, 2014	$210	$(61)	$—	$149

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2012	$665	$(558)	$1	$108
Other comprehensive income (loss) before reclassifications	(87)	213	(4)	122
Amounts reclassified from accumulated other comprehensive income (loss)	—	13	(1)	12
Net other comprehensive income (loss)	(87)	226	(5)	134
Separation of retail business	(159)	—	—	(159)
Balance as of September 30, 2013	$419	$(332)	$(4)	$83

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions) :

	Pension Plans		Other Postretirement Benefit Plans
	2014	2013	2014	2013
Three months ended September 30:
Service cost	$30	$34	$3	$3
Interest cost	23	21	4	4
Expected return on plan assets	(34)	(33)	—	—
Amortization of:
Prior service credit	(6)	(5)	(5)	(4)
Net actuarial (gain) loss	9	14	(1)	—
Net periodic benefit cost	$22	$31	$1	$3

Nine months ended September 30:
Service cost	$90	$105	$6	$9
Interest cost	69	65	12	13
Expected return on plan assets	(100)	(99)	—	—
Amortization of:
Prior service credit	(16)	(14)	(14)	(10)
Net actuarial (gain) loss	26	43	(1)	—
Net periodic benefit cost	$69	$100	$3	$12

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

Our anticipated contributions to our pension and other postretirement benefit plans during 2014 have not changed from amounts previously disclosed in our financial statements for the year ended December 31, 2013. We contributed $31 million and $29 million, respectively, to our pension plans and $14 million and $13 million, respectively, to our other postretirement benefit plans during the nine months ended September 30, 2014 and 2013.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2014		2013
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$1,059		$312
Less dividends paid:
Common stock		145		121
Nonvested restricted stock		—		1
Undistributed earnings		$914		$190
Weighted-average common shares outstanding	2	526	3	540
Earnings per common share from continuing operations:
Distributed earnings	$0.28	$0.28	$0.23	$0.23
Undistributed earnings	1.73	1.73	0.35	0.35
Total earnings per common share from continuing operations	$2.01	$2.01	$0.58	$0.58

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$1,059		$312
Weighted-average common shares outstanding		526		540
Common equivalent shares:
Stock options		2		3
Performance awards and nonvested restricted stock		2		2
Weighted-average common shares outstanding – assuming dilution		530		545
Earnings per common share from continuing operations – assuming dilution		$2.00		$0.57

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2014		2013
	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$2,539		$1,426
Less dividends paid:
Common stock		410		340
Nonvested restricted stock		1		2
Undistributed earnings		$2,128		$1,084
Weighted-average common shares outstanding	2	529	3	544
Earnings per common share from continuing operations:
Distributed earnings	$0.77	$0.77	$0.63	$0.63
Undistributed earnings	4.01	4.01	1.98	1.98
Total earnings per common share from continuing operations	$4.78	$4.78	$2.61	$2.61

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$2,539		$1,426
Weighted-average common shares outstanding		529		544
Common equivalent shares:
Stock options		3		3
Performance awards and nonvested restricted stock		1		2
Weighted-average common shares outstanding – assuming dilution		533		549
Earnings per common share from continuing operations – assuming dilution		$4.76		$2.60

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SEGMENT INFORMATION

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

The following table reflects activity related to our reportable segments (in millions):

	Refining	Ethanol	Retail	Corporate	Total
Three months ended September 30, 2014:
Operating revenues from external customers	$33,274	$1,134	$—	$—	$34,408
Intersegment revenues	—	21	—	—	21
Operating income (loss)	1,664	198	—	(192)	1,670

Three months ended September 30, 2013:
Operating revenues from external customers	34,747	1,390	—	—	36,137
Intersegment revenues	—	16	—	—	16
Operating income (loss)	600	113	—	(181)	532

Nine months ended September 30, 2014:
Operating revenues from external customers	99,183	3,802	—	—	102,985
Intersegment revenues	—	55	—	—	55
Operating income (loss)	4,023	628	—	(545)	4,106

Nine months ended September 30, 2013:
Operating revenues from external customers	95,864	3,885	3,896	—	103,645
Intersegment revenues	2,876	86	—	—	2,962
Operating income (loss)	2,727	222	81	(635)	2,395

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	September 30, 2014	December 31, 2013
Refining	$42,378	$41,227
Ethanol	916	889
Corporate	5,161	5,144
Total assets	$48,455	$47,260

In March 2014, we purchased an idled corn ethanol plant in Mount Vernon, Indiana for $34 million from a wholly owned subsidiary of Aventine Renewable Energy Holdings, Inc. We resumed production at that plant during the third quarter of 2014. We will finalize our purchase accounting once a determination of the fair values of the assets acquired and liabilities assumed is available, pending the completion of independent appraisals and other evaluations.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Decrease (increase) in current assets:
Receivables, net	$503	$(1,135)
Inventories	(1,164)	(1,335)
Income taxes receivable	(8)	(122)
Prepaid expenses and other	2	8
Increase (decrease) in current liabilities:
Accounts payable	(57)	2,031
Accrued expenses	73	51
Taxes other than income taxes	(24)	276
Income taxes payable	(133)	(5)
Changes in current assets and current liabilities	$(808)	$(231)

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There were no significant noncash investing activities for the nine months ended September 30, 2014 and 2013.

Noncash financing activities for the nine months ended September 30, 2014 included an accrual of $70 million for the purchase of 1,500,000 shares of our common stock, which was settled in early October 2014. Noncash financing activities for the nine months ended September 30, 2013 included the exchange of CST’s senior unsecured bonds with the third-party financial institution in satisfaction of our short-term debt as described in Note 4.

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Interest paid in excess of amount capitalized	$271	$237
Income taxes paid, net	1,209	347

Cash flows related to the discontinued operations of the Aruba Refinery were immaterial for the nine months ended September 30, 2014 and 2013.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2014 and December 31, 2013.

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

	September 30, 2014
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,334	$42	$—	$1,376	$(1,222)	$(84)	$70	$—
Foreign currency contracts	8	—	—	8	n/a	n/a	8	n/a
Investments of certain benefit plans	101	—	11	112	n/a	n/a	112	n/a
Total	$1,443	$42	$11	$1,496	$(1,222)	$(84)	$190

Liabilities:
Commodity derivative contracts	$1,185	$51	$—	$1,236	$(1,222)	$(14)	$—	$(49)
Biofuels blending obligation	—	8	—	8	n/a	n/a	8	n/a
Physical purchase contracts	—	17	—	17	n/a	n/a	17	n/a
Total	$1,185	$76	$—	$1,261	$(1,222)	$(14)	$25

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$499	$38	$—	$537	$(505)	$(7)	$25	$—
Investments of certain benefit plans	98	—	11	109	n/a	n/a	109	n/a
Total	$597	$38	$11	$646	$(505)	$(7)	$134

Liabilities:
Commodity derivative contracts	$492	$24	$—	$516	$(505)	$(6)	$5	$(76)
Biofuels blending obligation	—	11	—	11	n/a	n/a	11	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	8	—	—	8	n/a	n/a	8	n/a
Total	$500	$40	$—	$540	$(505)	$(6)	$29

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

•
Foreign currency contracts consist of foreign currency exchange and purchase contracts entered into for our international operations to manage our exposure to exchange rate fluctuations on transactions

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominated in currencies other than the local (functional) currencies of those operations. These contracts are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

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

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of September 30, 2014 and December 31, 2013 that were measured at fair value on a recurring basis.

There was no activity during the three and nine months ended September 30, 2014 and 2013 related to the fair value amounts categorized in Level 3 as of September 30, 2014 and December 31, 2013.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$4,191	$4,191	$4,292	$4,292
Financial liabilities:
Debt (excluding capital leases)	6,347	7,685	6,525	7,659

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Fair Value Hedges – Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and generally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels. As of September 30, 2014, we had no outstanding commodity derivative instruments that were entered into as fair value hedges.

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable. As of September 30, 2014, we had no outstanding commodity derivative instruments that were entered into as cash flow hedges.

•
Economic Hedges – Economic hedges represent commodity derivative instruments that are not designated as fair value or cash flow hedges and are used to manage price volatility in certain (i) feedstock and refined product inventories, (ii) forecasted feedstock and product purchases, and product sales, and (iii) fixed-price purchase contracts. Our objective for entering into economic hedges is consistent with the objectives discussed above for fair value hedges and cash flow hedges. However, the economic hedges are not designated as a fair value hedge or a cash flow hedge for accounting purposes, usually due to the difficulty of establishing the required documentation at the date that the derivative instrument is entered into that would allow us to achieve “hedge deferral accounting.”

As of September 30, 2014, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014	2015	2016
Crude oil and refined products:
Swaps – long	4,074	2,819	—
Swaps – short	4,000	1,630	—
Futures – long	62,038	372	—
Futures – short	72,904	1,130	—
Corn:
Futures – long	13,725	30	—
Futures – short	23,970	7,260	115
Physical contracts – long	13,893	5,429	113
Soybean oil:
Futures – long	108,240	—	—
Futures – short	241,080	15,000	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of September 30, 2014, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2014	2015
Crude oil and refined products:
Swaps – long	3,490	240
Swaps – short	3,490	240
Futures – long	142,619	38,576
Futures – short	142,872	38,307
Options – long	4,400	250
Options – short	3,400	350
Natural gas:
Futures – long	4,100	1,950
Futures – short	4,400	—
Options – long	500	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of September 30, 2014 or December 31, 2013, or during the three and nine months ended September 30, 2014 and 2013.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of September 30, 2014, we had commitments to purchase $798 million of U.S. dollars. The majority of these commitments matured on or before October 31, 2014, resulting in an immaterial gain in the fourth quarter of 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting our operations are those that require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $82 million and $187 million for the three months ended September 30, 2014 and 2013, respectively, and $265 million and $454 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are reflected in cost of sales.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of September 30, 2014 and December 31, 2013 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 13 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2014
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,334	$1,185
Swaps	Receivables, net	41	49
Swaps	Accrued expenses	1	1
Options	Receivables, net	—	1
Physical purchase contracts	Inventories	—	17
Foreign currency contracts	Receivables, net	8	—
Total		$1,384	$1,253

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$25	$36

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$474	$455
Swaps	Receivables, net	33	18
Swaps	Prepaid expenses and other	3	—
Swaps	Accrued expenses	—	5
Options	Receivables, net	2	2
Physical purchase contracts	Inventories	—	5
Foreign currency contracts	Accrued expenses	—	8
Total		$512	$493
Total derivatives		$537	$529
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
There were no material amounts due from counterparties in the refining or financial services industry as of September 30, 2014 or December 31, 2013. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(16)	$(17)	$(42)	$(38)
Gain recognized in income on hedged item	Cost of sales	17	19	42	41
Gain recognized in income on derivatives (ineffective portion)	Cost of sales	1	2	—	3

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2014 and 2013. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three and nine months ended September 30, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$(5)	$3	$(1)	$(6)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of sales	(5)	6	(2)	1
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	—	16	(1)	13

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014, cash flow hedges primarily related to forward purchases of crude oil, with no cumulative after-tax gains or losses on cash flow hedges remaining in accumulated other comprehensive income. For the three and nine months ended September 30, 2014 and 2013, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity contracts	Cost of sales	$354	$(76)	$222	$205
Foreign currency contracts	Cost of sales	43	(22)	20	14
Total		$397	$(98)	$242	$219

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity contracts	Cost of sales	$11	$11	$14	$16
RINs fixed-price contracts	Cost of sales	—	—	—	(20)
Total		$11	$11	$14	$(4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined products;

•	demand for, and supplies of, refined products such as gasoline, diesel fuel, jet fuel, petrochemicals, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for ethanol and other alternative fuels;

•	the volatility in the market price of biofuel credits (primarily Renewable Identification Numbers (RINs) needed to comply with the United States (U.S.) federal Renewable Fuel Standard);

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tax and environmental regulations, such as those to be implemented under the California Global Warming Solutions Act (also known as AB 32), Quebec’s Regulation respecting the cap-and-trade system for greenhouse gas emission allowances (the Quebec cap-and-trade system), and the U.S. Environmental Protection Agency’s (EPA) regulation of greenhouse gases, which may adversely affect our business or operations;

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

OVERVIEW AND OUTLOOK

Overview
For the third quarter of 2014, we reported net income attributable to Valero stockholders of $1.1 billion, or $2.00 per share (assuming dilution), compared to $312 million, or $0.57 per share (assuming dilution), for the third quarter of 2013. The increase of $747 million was due primarily to the increase of $1.1 billion in our operating income as outlined by business segment in the table below (in millions).

	Three Months Ended September 30,
	2014	2013	Change
Operating income (loss) by business segment:
Refining	$1,664	$600	$1,064
Ethanol	198	113	85
Corporate	(192)	(181)	(11)
Total	$1,670	$532	$1,138

The $1.1 billion increase in refining segment operating income in the third quarter of 2014 compared to the third quarter of 2013 was due primarily to wider discounts for sweet and sour crude oils relative to Brent crude oil and stronger gasoline margins in most regions, partially offset by weaker distillate margins relative to Brent crude oil in most regions and higher energy costs between the periods. Our ethanol segment operating income increased $85 million in the third quarter of 2014 compared to the third quarter of 2013 due to higher gross margin per gallon driven by lower corn costs and higher production volumes, partially offset by lower co-product prices and lower ethanol prices.
For the first nine months of 2014, we reported net income attributable to Valero stockholders from continuing operations of $2.5 billion, or $4.76 per share (assuming dilution), compared to $1.4 billion, or $2.60 per share (assuming dilution), for the first nine months of 2013. The increase of $1.1 billion was due primarily to the increase of $1.7 billion in our operating income as outlined by business segment in the table below (in millions).

	Nine Months Ended September 30,
	2014	2013	Change
Operating income (loss) by business segment:
Refining	$4,023	$2,727	$1,296
Ethanol	628	222	406
Retail	—	81	(81)
Corporate	(545)	(635)	90
Total	$4,106	$2,395	$1,711

The $1.3 billion increase in refining segment operating income in the first nine months of 2014 compared to the first nine months of 2013 was due primarily to wider discounts for sweet and sour crude oils relative to Brent crude oil and higher throughput volumes in most of our regions, partially offset by weaker gasoline and distillate margins. Higher energy costs and depreciation expense between the periods also impacted our refining segment income. Our ethanol segment operating income increased $406 million in the first nine months of 2014 compared to the first nine months of 2013 due to higher gross margin per gallon driven by lower corn prices and higher production volumes, partially offset by lower co-product prices and lower ethanol prices.
On May 1, 2013, we completed the separation of our retail business, creating an independent public company named CST Brands, Inc. (CST). Therefore, we did not have any retail segment operating results for the first nine months of 2014, which resulted in the $81 million decrease in retail segment operating income in the first nine months of 2014 compared to the first nine months of 2013.
Additional analysis of the changes in the operating income of our business segments and other components of net income attributable to Valero stockholders is provided below under “RESULTS OF OPERATIONS.”
Outlook
Our refining segment benefits from processing sour crude oils (such as Mars and Maya crude oil) and light sweet crude oils (such as West Texas Intermediate and Louisiana Light Sweet crude oil) due to the favorable discounts that can occur between the prices of these types of crude oil and the price of Brent crude oil. Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. The discounts in the prices of certain light sweet crude oils and sour crude oils compared to the price of Brent crude oil in the third quarter of 2014 widened compared to the third quarter of 2013, which positively impacted our refining margins. Thus far in the fourth quarter of 2014, discounts on most crude oils have narrowed compared to the third quarter of 2014. Energy markets and margins are volatile, and we expect them to continue to be volatile in the near to mid-term.

Thus far in the fourth quarter of 2014, ethanol margins have narrowed from the third quarter of 2014, and we expect lower average ethanol margins for the remainder of 2014 as compared to the first nine months of 2014.

We are exposed to volatility in the market price of biofuel credits (primarily RINs needed to comply with the U.S. federal Renewable Fuel Standard), which we purchase in the open market to meet our obligation to blend biofuels into the products we produce. During the first nine months of 2014, the market prices of RINs have been lower than the prices we experienced during 2013. We estimate that the cost of meeting our obligation for the full year of 2014 will be between $350 million and $400 million. Because the market price of RINs is volatile and is significantly impacted by biofuel blending rates that are established by the U.S. EPA, it is difficult for us to predict reliably the market price of RINs.

We are also exposed to the implementation of new or additional legislation or rulemakings by government authorities, including the AB 32 cap-and-trade system and low carbon fuel standard in California and the Quebec cap-and-trade system. Portions of these laws and regulations are currently in effect, but additional provisions go into effect January 1, 2015. We believe that the cost of complying with these additional provisions will be significant, but we expect to be able to recover the majority of these costs from our customers.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended September 30,
	2014	2013	Change
Operating revenues	$34,408	$36,137	$(1,729)
Costs and expenses:
Cost of sales	31,023	33,931	(2,908)
Operating expenses:
Refining	987	954	33
Ethanol	118	102	16
General and administrative expenses	180	170	10
Depreciation and amortization expense:
Refining	406	426	(20)
Ethanol	12	11	1
Corporate	12	11	1
Total costs and expenses	32,738	35,605	(2,867)
Operating income	1,670	532	1,138
Other income, net	11	17	(6)
Interest and debt expense, net of capitalized interest	(98)	(102)	4
Income before income tax expense	1,583	447	1,136
Income tax expense	521	123	398
Net income	1,062	324	738
Less: Net income attributable to noncontrolling interests	3	12	(9)
Net income attributable to Valero stockholders	$1,059	$312	$747

Earnings per common share – assuming dilution	$2.00	$0.57	$1.43
________________
See note references on page 43.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2014	2013	Change
Refining:
Operating income	$1,664	$600	$1,064

Throughput margin per barrel (a)	$11.81	$7.76	$4.05
Operating costs per barrel:
Operating expenses	3.81	3.74	0.07
Depreciation and amortization expense	1.57	1.67	(0.10)
Total operating costs per barrel	5.38	5.41	(0.03)
Operating income per barrel	$6.43	$2.35	$4.08

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude oil	473	464	9
Medium/light sour crude oil	465	453	12
Sweet crude oil	1,208	1,096	112
Residuals	237	344	(107)
Other feedstocks	123	107	16
Total feedstocks	2,506	2,464	42
Blendstocks and other	308	308	—
Total throughput volumes	2,814	2,772	42

Yields (thousand barrels per day):
Gasolines and blendstocks	1,338	1,328	10
Distillates	1,087	1,047	40
Other products (b)	420	428	(8)
Total yields	2,845	2,803	42
_______________
See note references on page 43.

Refining Operating Highlights by Region (c)
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2014	2013	Change
U.S. Gulf Coast:
Operating income	$927	$350	$577
Throughput volumes (thousand barrels per day)	1,613	1,560	53

Throughput margin per barrel (a)	$11.47	$7.88	$3.59
Operating costs per barrel:
Operating expenses	3.63	3.69	(0.06)
Depreciation and amortization expense	1.59	1.75	(0.16)
Total operating costs per barrel	5.22	5.44	(0.22)
Operating income per barrel	$6.25	$2.44	$3.81

U.S. Mid-Continent:
Operating income	$470	$153	$317
Throughput volumes (thousand barrels per day)	469	441	28

Throughput margin per barrel (a)	$16.24	$9.22	$7.02
Operating costs per barrel:
Operating expenses	3.80	3.67	0.13
Depreciation and amortization expense	1.56	1.77	(0.21)
Total operating costs per barrel	5.36	5.44	(0.08)
Operating income per barrel	$10.88	$3.78	$7.10

North Atlantic:
Operating income	$239	$175	$64
Throughput volumes (thousand barrels per day)	467	495	(28)

Throughput margin per barrel (a)	$10.02	$7.86	$2.16
Operating costs per barrel:
Operating expenses	3.29	3.06	0.23
Depreciation and amortization expense	1.17	0.97	0.20
Total operating costs per barrel	4.46	4.03	0.43
Operating income per barrel	$5.56	$3.83	$1.73

U.S. West Coast:
Operating income (loss)	$28	$(78)	$106
Throughput volumes (thousand barrels per day)	265	276	(11)

Throughput margin per barrel (a)	$9.14	$4.60	$4.54
Operating costs per barrel:
Operating expenses	5.84	5.39	0.45
Depreciation and amortization expense	2.14	2.28	(0.14)
Total operating costs per barrel	7.98	7.67	0.31
Operating income (loss) per barrel	$1.16	$(3.07)	$4.23

Total refining operating income	$1,664	$600	$1,064
_______________
See note references on page 43.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended September 30,
	2014	2013	Change
Feedstocks:
Brent crude oil	$103.28	$109.69	$(6.41)
Brent less West Texas Intermediate (WTI) crude oil	5.78	3.86	1.92
Brent less Alaska North Slope (ANS) crude oil	1.77	(1.28)	3.05
Brent less Louisiana Light Sweet (LLS) crude oil	3.07	(1.72)	4.79
Brent less Mars crude oil	6.73	3.44	3.29
Brent less Maya crude oil	12.45	10.21	2.24
LLS crude oil	100.21	111.41	(11.20)
LLS less Mars crude oil	3.66	5.16	(1.50)
LLS less Maya crude oil	9.38	11.93	(2.55)
WTI crude oil	97.50	105.83	(8.33)

Natural gas (dollars per million British thermal units (MMBtu))	3.96	3.55	0.41

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	6.04	3.97	2.07
Ultra-low-sulfur diesel less Brent	13.92	16.86	(2.94)
Propylene less Brent	3.39	(5.18)	8.57
CBOB gasoline less LLS	9.11	2.25	6.86
Ultra-low-sulfur diesel less LLS	16.99	15.14	1.85
Propylene less LLS	6.46	(6.90)	13.36
U.S. Mid-Continent:
CBOB gasoline less WTI	13.96	14.46	(0.50)
Ultra-low-sulfur diesel less WTI	21.73	22.86	(1.13)
North Atlantic:
CBOB gasoline less Brent	11.57	10.99	0.58
Ultra-low-sulfur diesel less Brent	15.20	18.11	(2.91)
U.S. West Coast:
CARBOB 87 gasoline less ANS	17.48	10.70	6.78
CARB diesel less ANS	20.19	17.98	2.21
CARBOB 87 gasoline less WTI	21.49	15.84	5.65
CARB diesel less WTI	24.20	23.12	1.08
New York Harbor corn crush (dollars per gallon)	0.81	0.64	0.17
_______________
See note references on page 43.

Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended September 30,
	2014	2013	Change
Ethanol:
Operating income	$198	$113	$85
Production (thousand gallons per day)	3,556	3,376	180

Gross margin per gallon of production (a)	$1.00	$0.73	$0.27
Operating costs per gallon of production:
Operating expenses	0.36	0.33	0.03
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.40	0.37	0.03
Operating income per gallon of production	$0.60	$0.36	$0.24
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

General
Operating revenues decreased $1.7 billion (or 5 percent) in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of decreased revenues generated by our refining segment due to a decrease in refined product prices quarter over quarter in all of our regions. However, operating income increased $1.1 billion in the third quarter of 2014 compared to the third quarter of 2013 due primarily to a $1.1 billion increase in refining segment operating income and an $85 million increase in ethanol segment operating income, partially offset by a $10 million increase in general and administrative expenses. The reasons for these changes in the operating results of our segments and other items that affected our income are discussed below.

Refining
Refining segment operating income increased $1.1 billion from $600 million in the third quarter of 2013 to $1.7 billion in the third quarter of 2014, due primarily to a $1.1 billion increase in refining margin and a$20 million decrease in depreciation and amortization expense, partially offset by a $33 million increase in operating expenses.

Refining margin increased $1.1 billion (a $4.05 per barrel increase) for the third quarter of 2014 compared to the third quarter of 2013 due primarily to the following:

•
Higher discounts on light sweet crude oils and sour crude oils - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. For the third quarter of 2014 compared to the third quarter of 2013, the discount in the price of light sweet crude oils and sour crude oils widened compared to the price of Brent crude oil. For example, in our U.S. Gulf Coast region, we processed LLS crude oil, a light sweet crude oil, which sold at a discount of $3.07 per barrel to Brent crude oil during the third quarter of 2014 compared to a premium of $1.72 per barrel during the third quarter of 2013, representing a favorable increase of $4.79 per barrel. Another example is Maya crude oil, which is a sour crude oil that sold at a discount of $12.45 per barrel to Brent crude oil during the third quarter of 2014 compared to a discount of $10.21 per barrel during the third quarter of 2013, representing a favorable increase of $2.24 per barrel. We estimate that the higher discounts on the light sweet crude oils and the sour crude oils we processed had a positive impact to our refining margin of approximately $470 million and $300 million, respectively, quarter over quarter.

•
Increase in gasoline margins - We experienced an increase in gasoline margins throughout most of our regions during the third quarter of 2014 compared to the third quarter of 2013. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $6.04 per barrel during the third quarter of 2014 compared to $3.97 per barrel during the third quarter of 2013, representing a favorable increase of $2.07 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB gasoline, which was $17.48 per barrel during the third quarter of 2014 compared to $10.70 per barrel during the third quarter of 2013, representing a favorable increase of $6.78 per barrel. We estimate that the improvement in gasoline margins during the third quarter of 2014 compared to the third quarter of 2013 had a positive impact to our refining margin of approximately $130 million.

•
Lower costs of biofuel credits - As more fully described in Note 14 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligations under various government and regulatory compliance programs. The cost of these credits (primarily RINs in the U.S.) decreased by $105 million from $187 million for the third quarter of 2013 to $82 million for the third quarter of 2014. This decrease was due primarily to a drop in the market prices of RINs.

•
Decrease in distillate margins - We experienced a decrease in distillate margins throughout most of our regions during the third quarter of 2014 compared to the third quarter of 2013. For example, the Brent-based reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $13.92 per barrel for the third quarter of 2014 compared to $16.86 per barrel for the third quarter of 2013, representing an unfavorable decrease of $2.94 per barrel. We estimate that the decline in distillate margins during the third quarter of 2014 compared to the third quarter of 2013 had a negative impact to our refining margin of approximately $210 million.

The increase of $33 million in operating expenses was due primarily to a $16 million increase in energy costs related to higher natural gas prices ($3.96 per MMBtu for the third quarter of 2014 compared to $3.55 per MMBtu for the third quarter of 2013) and a $13 million increase in maintenance expense related to higher levels of routine maintenance activities during the third quarter of 2014.

The decrease of $20 million in depreciation and amortization expense was due primarily to depreciation expense in 2013 associated with certain of our logistics assets.

Ethanol
Ethanol segment operating income was $198 million in the third quarter of 2014 compared to $113 million in the third quarter of 2013. The $85 million increase in operating income was due primarily to a $102 million increase in gross margin (a $0.27 per gallon increase), partially offset by a $16 million increase in operating expenses.
Ethanol segment gross margin per gallon increased to $1.00 per gallon in the third quarter of 2014 from $0.73 per gallon in the third quarter of 2013 due primarily to the following:

•
Lower corn prices - Corn prices decreased quarter over quarter primarily due to a higher expected corn harvest in 2014 compared to 2013. For example, the Chicago Board of Trade (CBOT) corn price was $3.59 per bushel in the third quarter of 2014 compared to $5.13 per bushel in the third quarter of 2013. The decrease in the price of corn that we processed during the third quarter of 2014 favorably impacted our ethanol margin by approximately $300 million.

•
Higher production volumes - Ethanol production volumes increased by 180,000 gallons per day during the third quarter of 2014 compared to the third quarter of 2013 resulting primarily from the start-up of our Mount Vernon ethanol plant, which began production in August 2014. We estimate that the increase in ethanol production volumes favorably impacted our ethanol margin by approximately $30 million quarter over quarter.

•
Lower co-product prices - The decrease in corn prices quarter over quarter had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. The decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $90 million.

•
Lower ethanol prices - Ethanol prices decreased quarter over quarter due to higher ethanol inventories resulting from higher industry run rates in 2014 as compared to 2013. For example, the New York Harbor ethanol price was $2.12 per gallon in the third quarter of 2014 compared to $2.50 per gallon in the third quarter of 2013. The decrease in the price of ethanol per gallon during the third quarter of 2014 had an unfavorable impact to our ethanol margin of approximately $120 million.

The $16 million increase in operating expenses quarter over quarter was due primarily to increased energy costs and chemical costs.

Corporate Expenses and Other
General and administrative expenses increased $10 million from the third quarter of 2013 to the third quarter of 2014 due primarily to an increase in charitable contributions.

“Interest and debt expense, net of capitalized interest” for the third quarter of 2014 decreased $4 million from the third quarter of 2013. This decrease was due primarily to a favorable impact from the decrease in average borrowings between the quarters.
Income tax expense increased $398 million from the third quarter of 2013 to the third quarter of 2014 due to higher income from continuing operations before income tax expense.

Financial Highlights (a)
(millions of dollars, except per share amounts)

	Nine Months Ended September 30,
	2014	2013 (b)	Change
Operating revenues	$102,985	$103,645	$(660)
Costs and expenses:
Cost of sales	93,820	96,139	(2,319)
Operating expenses:
Refining	2,926	2,742	184
Retail	—	226	(226)
Ethanol	358	281	77
General and administrative expenses	510	579	(69)
Depreciation and amortization expense:
Refining	1,194	1,153	41
Retail	—	41	(41)
Ethanol	36	33	3
Corporate	35	56	(21)
Total costs and expenses	98,879	101,250	(2,371)
Operating income	4,106	2,395	1,711
Other income, net	38	42	(4)
Interest and debt expense, net of capitalized interest	(296)	(263)	(33)
Income from continuing operations before income tax expense	3,848	2,174	1,674
Income tax expense	1,293	739	554
Income from continuing operations	2,555	1,435	1,120
Income (loss) from discontinued operations	(64)	6	(70)
Net income	2,491	1,441	1,050
Less: Net income attributable to noncontrolling interests	16	9	7
Net income attributable to Valero stockholders	$2,475	$1,432	$1,043

Net income attributable to Valero stockholders:
Continuing operations	$2,539	$1,426	$1,113
Discontinued operations	(64)	6	(70)
Total	$2,475	$1,432	$1,043

Earnings per common share – assuming dilution:
Continuing operations	$4.76	$2.60	$2.16
Discontinued operations	(0.12)	0.01	(0.13)
Total	$4.64	$2.61	$2.03
_______________
See note references on page 51.

Refining Operating Highlights (a)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2014	2013	Change
Refining:
Operating income	$4,023	$2,727	$1,296

Throughput margin per barrel (c)	$10.86	$9.16	$1.70
Operating costs per barrel:
Operating expenses	3.90	3.79	0.11
Depreciation and amortization expense	1.59	1.60	(0.01)
Total operating costs per barrel	5.49	5.39	0.10
Operating income per barrel	$5.37	$3.77	$1.60

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude oil	460	482	(22)
Medium/light sour crude oil	482	445	37
Sweet crude oil	1,119	1,027	92
Residuals	225	295	(70)
Other feedstocks	134	103	31
Total feedstocks	2,420	2,352	68
Blendstocks and other	326	297	29
Total throughput volumes	2,746	2,649	97

Yields (thousand barrels per day):
Gasolines and blendstocks	1,317	1,269	48
Distillates	1,049	956	93
Other products (d)	413	450	(37)
Total yields	2,779	2,675	104
_______________
See note references on page 51.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2014	2013	Change
U.S. Gulf Coast (a):
Operating income	$2,470	$1,349	$1,121
Throughput volumes (thousand barrels per day)	1,589	1,505	84

Throughput margin per barrel (c)	$11.00	$8.62	$2.38
Operating costs per barrel:
Operating expenses	3.69	3.70	(0.01)
Depreciation and amortization expense	1.61	1.63	(0.02)
Total operating costs per barrel	5.30	5.33	(0.03)
Operating income per barrel	$5.70	$3.29	$2.41

U.S. Mid-Continent:
Operating income	$950	$973	$(23)
Throughput volumes (thousand barrels per day)	431	429	2

Throughput margin per barrel (c)	$13.76	$13.52	$0.24
Operating costs per barrel:
Operating expenses	4.03	3.58	0.45
Depreciation and amortization expense	1.66	1.64	0.02
Total operating costs per barrel	5.69	5.22	0.47
Operating income per barrel	$8.07	$8.30	$(0.23)

North Atlantic:
Operating income	$582	$431	$151
Throughput volumes (thousand barrels per day)	466	450	16

Throughput margin per barrel (c)	$9.10	$7.88	$1.22
Operating costs per barrel:
Operating expenses	3.40	3.38	0.02
Depreciation and amortization expense	1.13	0.99	0.14
Total operating costs per barrel	4.53	4.37	0.16
Operating income per barrel	$4.57	$3.51	$1.06

U.S. West Coast:
Operating income (loss)	$21	$(26)	$47
Throughput volumes (thousand barrels per day)	260	265	(5)

Throughput margin per barrel (c)	$8.38	$7.30	$1.08
Operating costs per barrel:
Operating expenses	5.91	5.31	0.60
Depreciation and amortization expense	2.17	2.34	(0.17)
Total operating costs per barrel	8.08	7.65	0.43
Operating income (loss) per barrel	$0.30	$(0.35)	$0.65

Total refining operating income	$4,023	$2,727	$1,296
_______________
See note references on page 51.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Nine Months Ended September 30,
	2014	2013	Change
Feedstocks:
Brent crude oil	$106.97	$108.56	$(1.59)
Brent less WTI crude oil	7.21	10.45	(3.24)
Brent less ANS crude oil	1.44	0.04	1.40
Brent less LLS crude oil	3.12	(2.00)	5.12
Brent less Mars crude oil	7.12	3.10	4.02
Brent less Maya crude oil	14.95	8.45	6.50
LLS crude oil	103.85	110.56	(6.71)
LLS less Mars crude oil	4.00	5.10	(1.10)
LLS less Maya crude oil	11.83	10.45	1.38
WTI crude oil	99.76	98.11	1.65

Natural gas (dollars per million British thermal units)	4.58	3.66	0.92

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	5.05	5.39	(0.34)
Ultra-low-sulfur diesel less Brent	13.96	16.87	(2.91)
Propylene less Brent	0.34	(1.82)	2.16
CBOB gasoline less LLS	8.17	3.39	4.78
Ultra-low-sulfur diesel less LLS	17.08	14.87	2.21
Propylene less LLS	3.46	(3.82)	7.28
U.S. Mid-Continent:
CBOB gasoline less WTI	14.35	21.47	(7.12)
Ultra-low-sulfur diesel less WTI	22.86	29.21	(6.35)
North Atlantic:
CBOB gasoline less Brent	9.55	10.41	(0.86)
Ultra-low-sulfur diesel less Brent	17.33	18.33	(1.00)
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.80	15.33	0.47
CARB diesel less ANS	18.26	18.81	(0.55)
CARBOB 87 gasoline less WTI	21.57	25.74	(4.17)
CARB diesel less WTI	24.03	29.22	(5.19)
New York Harbor corn crush (dollars per gallon)	0.90	0.28	0.62
_______________
See note references on page 51.

Retail and Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Nine Months Ended September 30,
	2014	2013	Change
Ethanol:
Operating income	$628	$222	$406
Production (thousand gallons per day)	3,311	3,201	110

Gross margin per gallon of production (c)	$1.13	$0.61	$0.52
Operating costs per gallon of production:
Operating expenses	0.40	0.32	0.08
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.44	0.36	0.08
Operating income per gallon of production	$0.69	$0.25	$0.44

Retail:
Operating income	$—	$81	$(81)
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

(b)
On May 1, 2013, we completed the separation of our retail business to CST. This transaction is more fully discussed in Note 4 of Condensed Notes to Consolidated Financial Statements. As a result and effective May 1, 2013, our results of operations no longer include those of CST, except for our share of CST’s results of operations associated with the equity interest in CST retained by us at that time, which is reflected in “other income, net” in the nine months ended September 30, 2013.

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

General
Operating revenues decreased $660 million (or 1 percent) in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the absence of retail segment revenues in 2014, partially offset by an increase in throughput volumes between the two periods related to our refining segment operations. However, operating income increased $1.7 billion in the first nine months of 2014 compared to the first nine months of 2013 due primarily to a $1.3 billion increase in refining segment operating income, a $406 million increase in ethanol segment operating income, and a $69 million decrease in general and administrative expenses, partially offset by an $81 million decrease in retail segment operating income. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income increased $1.3 billion from $2.7 billion in the first nine months of 2013 to $4.0 billion in the first nine months of 2014, due primarily to a $1.5 billion increase in refining margin, partially offset by a $184 million increase in operating expenses and a $41 million increase in depreciation and amortization expense.

Refining margin increased $1.5 billion (a $1.70 per barrel increase) in the first nine months of 2014 compared to the first nine months of 2013, due primarily to the following:

•
Higher discounts on light sweet crude oils and sour crude oils - Because the market for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. In the first nine months of 2014, the discount in the price of some light sweet crude oils and sour crude oils compared to the price of Brent crude oil widened. For example, LLS crude oil processed in our U.S. Gulf Coast region, which is a light sweet crude oil, sold at a discount of $3.12 per barrel to Brent crude oil in the first nine months of 2014 compared to a premium of $2.00 per barrel in the first nine months of 2013, representing a favorable increase of $5.12 per barrel. Another example is Maya crude oil, a sour crude oil, which sold at a discount of $14.95 per barrel to Brent crude oil during the first nine months of 2014 compared to a discount of $8.45 per barrel during the first nine months of 2013, representing a favorable increase of $6.50 per barrel. Therefore, the higher discounts on the sour crude oils we processed during the first nine months of 2014 had a positive impact to our refining margin of approximately $1.1 billion. These favorable light sweet crude oil discounts in the U.S. Gulf Coast region were partially offset by the narrowing of the discount of WTI crude oil compared to Brent crude oil processed in our U.S. Mid-Continent region from $10.45 per barrel in the first nine months of 2013 to $7.21 per barrel in the first nine months of 2014, representing an unfavorable decrease of $3.24 per barrel. We estimate that the discounts of light sweet crude oils and sour crude oils that we processed during the first nine months of 2014 had a positive impact to our refining margin of approximately $780 million and $1.1 billion, respectively.

•
Higher throughput volumes - Refining throughput volumes increased by 97,000 barrels per day in the first nine months of 2014 compared to the first nine months of 2013. We estimate that the increase in refining throughput volumes had a positive impact on our refining margin of approximately $290 million.

•
Lower costs of biofuel credits - As more fully described in Note 14 of Condensed Notes to Consolidated Financial Statements, we purchase biofuel credits in order to meet our biofuel blending obligations under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) decreased by $189 million from $454 million for the first nine months of 2013 to $265 million for the first nine months of 2014. This decrease was due primarily to a reduction in the market price of RINs between the two periods.

•
Decrease in distillate margins - We also experienced a decrease in distillate margins for all our regions during the first nine months of 2014 compared to the first nine months of 2013. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $13.96 per barrel for the first nine months of 2014 compared to $16.87 per barrel for the first nine months of 2013, representing an unfavorable decrease of $2.91 per barrel. We estimate that the decline in distillate margins during the first nine months of 2014 compared to the first nine months of 2013 had a negative impact to our refining margin of approximately $550 million.

•
Decrease in gasoline margins - We experienced a decrease in gasoline margins throughout most of our regions during the first nine months of 2014 compared to the first nine months of 2013. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $14.35 per barrel during the first nine months of 2014 compared to $21.47 per barrel during the first nine months of 2013, representing an unfavorable decrease of $7.12 per barrel. We estimate that the declines in gasoline margins per barrel during the first nine months of 2014 compared to the first nine months of 2013 had a negative impact to our refining margin of approximately $290 million.

The increase of $184 million in operating expenses was due primarily to a $137 million increase in energy costs related to higher natural gas prices ($4.58 per MMBtu for the first nine months of 2014 compared to $3.66 per MMBtu for the first nine months of 2013) and a $20 million increase in maintenance expense primarily related to higher levels of routine maintenance activities during the first nine months of 2014.

The increase of $41 million in depreciation and amortization expense was due primarily to additional depreciation expense of $34 million associated with the new hydrocracker at our St. Charles Refinery in July 2013.

Ethanol
Ethanol segment operating income was $628 million for the first nine months of 2014 compared to $222 million for the first nine months of 2013. The $406 million increase in operating income was due primarily to a $486 million increase in gross margin (a $0.52 per gallon increase), partially offset by a $77 million increase in operating expenses.

Ethanol segment gross margin per gallon increased to $1.13 per gallon for the first nine months of 2014 from $0.61 per gallon for the first nine months of 2013 due primarily to the following:

•
Lower corn prices - Corn prices decreased period over period due to higher corn inventories in 2014 compared to 2013 which resulted from a higher yielding harvest in 2013 compared to the drought-stricken harvest of 2012. For example, the CBOT corn price was $4.30 per bushel for the first nine months of 2014 compared to $6.30 per bushel for the first nine months of 2013. The decrease in the price of corn that we processed during the first nine months of 2014 favorably impacted our ethanol margin by approximately $810 million.

•
Higher production volumes - Ethanol production volumes increased by 110,000 gallons per day period over period resulting primarily from the start-up of our Mount Vernon ethanol plant, which began production in August 2014. We estimate that the increase in ethanol production volumes favorably impacted our ethanol margin by approximately $60 million period over period.

•
Lower co-product prices - The decrease in corn prices period over period had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. The decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $180 million.

•
Lower ethanol prices - Ethanol prices decreased period over period due to higher ethanol inventories resulting from higher industry run rates in 2014 as compared to 2013. For example, the New York Harbor ethanol price was $2.47 per gallon for the first nine months of 2014 compared to $2.57 per gallon for the first nine months of 2013. The decrease in the price of ethanol per gallon during the first nine months of 2014 had an unfavorable impact to our ethanol margin of approximately $160 million.

The $77 million increase in operating expenses during the first nine months of 2014 compared to the first nine months of 2013 was due primarily to increased energy costs and chemical costs. The increase in energy costs of $44 million was due primarily to the severe winter weather in the U.S. in the first quarter of 2014 that caused a significant increase in regional natural gas prices combined with higher use of natural gas due to the increase in production volumes. The increase in chemical costs of $14 million was due to higher production volumes.

Corporate Expenses and Other
General and administrative expenses decreased $69 million from the first nine months of 2013 to the first nine months of 2014 due primarily to $40 million of environmental and legal reserve adjustments and $30 million of transaction costs related to the separation of our retail business on May 1, 2013 that were recorded during the first nine months of 2013 that did not recur.

Depreciation and amortization expense decreased $21 million due to a $20 million loss on the sale of certain corporate property in 2013 that was reflected in depreciation and amortization expense.

“Interest and debt expense, net of capitalized interest” for the first nine months of 2014 increased $33 million from the first nine months of 2013. This increase was due primarily to a $49 million decrease in capitalized interest due to completion of several large capital projects during the 2013 period, including the new hydrocracker at our St. Charles Refinery, partially offset by a $16 million favorable impact from a decrease in average borrowings.

Income tax expense increased $554 million from the first nine months of 2013 to the first nine months of 2014 mainly as a result of higher income from continuing operations before income tax expense, partially offset by the impact of an increase in our U.S. manufacturing deduction during the first nine months of 2014 and income taxes resulting from the separation of CST in May 2013.

“Income (loss) from discontinued operations, net of income taxes” for the nine months ended September 30, 2014 includes expenses of $59 million for an asset retirement obligation and $4 million for certain contractual obligations associated with our decision in May 2014 to abandon the Aruba Refinery, as further described in Note 3 to Condensed Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2014 and 2013
Net cash provided by operating activities for the first nine months of 2014 was $3.2 billion compared to $3.0 billion for the first nine months of 2013. The increase in net cash provided by operating activities was due primarily to the increase in income from continuing operations discussed above under “RESULTS OF OPERATIONS” partially offset by a decrease in deferred income tax expense and a decrease in accounts payable for the nine months ended September 30, 2014. The changes in cash used in working capital during the first nine months of 2014 and 2013 are shown in Note 12 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the first nine months of 2014, along with $101 million from available cash on hand, was used mainly to:

•	fund $1.9 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make a scheduled long-term note repayment of $200 million;

•	purchase common stock for treasury of $799 million; and

•	pay common stock dividends of $411 million.

The net cash provided by operating activities during the first nine months of 2013 combined with $735 million of net cash received in connection with the separation of our retail business (consisting of $550 million of proceeds on short-term debt and a $500 million cash distribution from CST, less $315 million of cash retained by CST) were used mainly to:

•	fund $2.2 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make scheduled long-term note repayments of $480 million;

•	purchase common stock for treasury of $589 million;

•	pay common stock dividends of $342 million; and

•	increase available cash on hand by $185 million.
Capital Investments
We expect to incur approximately $2.9 billion and $2.8 billion for capital investments in 2014 and 2015, respectively, including approximately $700 million for deferred turnaround and catalyst costs in each year. The capital expenditure estimates exclude expenditures related to strategic business acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

Contractual Obligations
As of September 30, 2014, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the nine months ended September 30, 2014.

As of September 30, 2014, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion.

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
Other Commercial Commitments
As of September 30, 2014, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2015		$86
Revolver		$3,000	November 2018		$54
Valero Energy Partners LP Revolver		$300	December 2018		$—
Canadian Revolver	C$	50	November 2015	C$	10

As of September 30, 2014, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of September 30, 2014 expire in 2014 through 2017.

Other Matters Impacting Liquidity and Capital Resources
Pension Plan Funding
We plan to contribute approximately $38 million to our pension plans and $19 million to our postretirement plans during 2014, of which the majority has been paid as of September 30, 2014.

Stock Purchase Programs
As of September 30, 2014, we have approval under our $3 billion common stock purchase program to purchase approximately $2 billion of our common stock. Year to date through October 31, 2014, we have purchased $825 million under this buyback program, but we have no obligation to make purchases under this program.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future as previously discussed above in “OUTLOOK.” In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations. See Note 7 of Condensed Notes to Consolidated Financial Statements for a further discussion of our environmental matters.

Tax Matters
During the first nine months of 2014, we paid $1.2 billion in income taxes, of which $400 million related to 2013 that was recorded in income taxes payable as of December 31, 2013, and we expect to pay additional income taxes in the fourth quarter of 2014. The payments made for the first nine months of 2014 exceeded income taxes paid for all of 2013 by $800 million. The increase in income taxes paid in 2014 is due in part to a decrease in deductions that we expect to claim on our U.S. federal income tax return for depreciation on our property, plant, and equipment. In prior years, the U.S. federal government enacted certain legislation that provided for the deduction of depreciation on an accelerated basis on newly built equipment as a means of encouraging capital investment by businesses. This legislation, however, generally did not extend beyond 2013. Although the amount of cash required to pay our 2014 income taxes has increased compared to recent years, we have generated and expect to continue generating sufficient cash from operations to make our tax payments as they become due.
The Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2002 through 2011 and we have received Revenue Agent Reports (RARs) in connection with the audits for tax years 2002 through 2009. We are vigorously contesting certain tax positions and assertions included in the RARs and continue to make significant progress in resolving certain of these matters with the IRS. During the nine months ended September 30, 2014, we settled the audit related to the 2004 and 2005 tax years for a group of our subsidiaries consistent with the recorded amount of uncertain tax position liabilities associated with that audit, and we expect to settle the audit related to our 2002 and 2003 tax years before the end of this year for an amount consistent with the associated recorded liability. In addition, we expect to settle our audits for tax years 2004 through 2007 within the next 12 months and we believe they will be settled for amounts that do not exceed the recorded amounts of uncertain tax position liabilities associated with those audits. As a result, we have classified a portion of our uncertain tax position liabilities as a current liability. As of September 30, 2014, the total amount of uncertain tax position liabilities, including related penalties and interest, was $513 million, with $240 million reflected as a current liability in income taxes payable and $273 million reflected in other long-term liabilities. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.
Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of September 30, 2014, $964 million of our cash and temporary cash investments was held by our international subsidiaries.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2014, there were no significant changes to our critical accounting policies since the date our annual report on Form 10‑K for the year ended December 31, 2013 was filed.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
September 30, 2014:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(114)	$3
10% decrease in underlying commodity prices	114	(3)

December 31, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(91)	3
10% decrease in underlying commodity prices	91	(2)

See Note 14 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of September 30, 2014.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits needed to comply with various governmental and regulatory programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of September 30, 2014, there was no gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of September 30, 2014 or December 31, 2013.

	September 30, 2014
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$475	$—	$950	$—	$4,824	$6,249	$7,564
Average interest rate	—%	5.2%	—%	6.4%	—%	7.3%	7.0%
Floating rate	$—	$121	$—	$—	$—	$—	$121	$121
Average interest rate	—%	1.8%	—%	—%	—%	—%	1.8%

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
Debt:
Fixed rate	$200	$475	$—	$950	$—	$4,824	$6,449	$7,559
Average interest rate	4.8%	5.2%	—%	6.4%	—%	7.3%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%
FOREIGN CURRENCY RISK
As of September 30, 2014, we had commitments to purchase $798 million of U.S. dollars. Our market risk was minimal on these contracts, as the majority of them matured on or before October 31, 2014, resulting in an immaterial gain in the fourth quarter of 2014.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 7 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation Matters.”

Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. We report these proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials in the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended March 31, 2014, we reported that we had multiple outstanding Violation Notices (VNs) issued by the BAAQMD in 2011, 2012, 2013, and 2014, which we reasonably believed may result in penalties of $100,000 or more. These VNs were for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. In the third quarter of 2014, we settled multiple VNs issued in 2012. We continue to work with the BAAQMD to resolve the remaining VNs.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2014	2,001,516	$52.21	603,579	1,397,937	$2.2 billion
August 2014	6,263	$52.21	6,263	—	$2.2 billion
September 2014	5,001,012	$48.04	1,012	5,000,000	$2.0 billion
Total	7,008,791	$49.24	610,854	6,397,937	$2.0 billion

(a)
The shares reported in this column represent purchases settled during the three months ended September 30, 2014 relating to (a) our purchases of shares in open-market transactions to meet our obligations under employee stock compensation plans, and (b) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

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
Date: November 6, 2014