Form 10-K
period 2014-12-31
VALERO ENERGY CORP/TX
filed 2015-02-26
CIK 1035002

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $26.5 billion based on the last sales price quoted as of June 30, 2014 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 30, 2015, 514,888,348 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for April 30, 2015, at which directors will be elected. Portions of the 2015 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2015 Proxy Statement where certain information required in Part III of this Form 10-K may be found.

Form 10-K Item No. and Caption		Heading in 2015 Proxy Statement

10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Board of Directors, Independent Directors, Audit Committee, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors, Identification of Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Governance Documents and Codes of Ethics

11.	Executive Compensation	Compensation Committee, Compensation Discussion and Analysis, Director Compensation, Executive Compensation, and Certain Relationships and Related Transactions

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13.	Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions and Independent Directors

14.	Principal Accountant Fees and Services	KPMG Fees for Fiscal Years 2014 and 2013 and Audit Committee Pre-Approval Policy

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

i

ii

PART I
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, to one or more of our consolidated subsidiaries, or to all of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 23 of this report under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

ITEMS 1. and 2. BUSINESS AND PROPERTIES

Overview. We are a Fortune 500 company based in San Antonio, Texas. Our corporate offices are at One Valero Way, San Antonio, Texas, 78249, and our telephone number is (210) 345-2000. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “VLO.” We were incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. We changed our name to Valero Energy Corporation on August 1, 1997. On January 31, 2015, we had 10,065 employees.

Our 15 petroleum refineries are located in the United States (U.S.), Canada, and the United Kingdom (U.K.). Our refineries can produce conventional gasolines, premium gasolines, gasoline meeting the specifications of the California Air Resources Board (CARB), diesel fuel, low-sulfur diesel fuel, ultra-low-sulfur diesel fuel, CARB diesel fuel, other distillates, jet fuel, asphalt, petrochemicals, lubricants, and other refined products. We market branded and unbranded refined products on a wholesale basis in the U.S., Canada, the Caribbean, the U.K., and Ireland through an extensive bulk and rack marketing network and through approximately 7,400 outlets that carry our brand names. We also own 11 ethanol plants in the central plains region of the U.S. that primarily produce ethanol, which we market on a wholesale basis through a bulk marketing network.

Available Information. Our website address is www.valero.com. Information on our website is not part of this annual report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with (or furnished to) the U.S. Securities and Exchange Commission (SEC) are available on our website (under “Investor Relations”) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, codes of ethics, and the charters of the committees of our board of directors. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

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

VALERO’S OPERATIONS
REFINING
On December 31, 2014, our refining operations included 15 petroleum refineries in the U.S., Canada, and the U.K., with a combined total throughput capacity of approximately 2.9 million barrels per day (BPD). The following table presents the locations of these refineries and their approximate feedstock throughput capacities as of December 31, 2014.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S. Gulf Coast:
Corpus Christi (b)	Texas	325,000
Port Arthur	Texas	375,000
St. Charles	Louisiana	290,000
Texas City	Texas	260,000
Houston	Texas	175,000
Meraux	Louisiana	135,000
Three Rivers	Texas	100,000
		1,660,000

U.S. Mid-Continent:
Memphis	Tennessee	195,000
McKee	Texas	180,000
Ardmore	Oklahoma	90,000
		465,000

North Atlantic:
Pembroke	Wales, U.K.	270,000
Quebec City	Quebec, Canada	235,000
		505,000

U.S. West Coast:
Benicia	California	170,000
Wilmington	California	135,000
		305,000
Total		2,935,000

(a)	“Throughput capacity” represents estimated capacity for processing crude oil, inter-mediates, and other feedstocks. Total estimated crude oil capacity is approximately 2.4 million BPD.

(b)	Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

Total Refining System
The following table presents the percentages of principal charges and yields (on a combined basis) for all of our refineries for the year ended December 31, 2014. Our total combined throughput volumes averaged approximately 2.8 million BPD for the year ended December 31, 2014.

Combined Total Refining System Charges and Yields
Charges:
	sour crude oil	33%
	sweet crude oil	42%
	residual fuel oil	8%
	other feedstocks	5%
	blendstocks	12%
Yields:
	gasolines and blendstocks	48%
	distillates	37%
	petrochemicals	3%
	other products (includes gas oils, No. 6 fuel oil, petroleum coke, and asphalt)	12%

U.S. Gulf Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the eight refineries in this region for the year ended December 31, 2014. Total throughput volumes for the U.S. Gulf Coast refining region averaged approximately 1.6 million BPD for the year ended December 31, 2014.

Combined U.S. Gulf Coast Region Charges and Yields
Charges:
	sour crude oil	44%
	sweet crude oil	23%
	residual fuel oil	14%
	other feedstocks	6%
	blendstocks	13%
Yields:
	gasolines and blendstocks	46%
	distillates	37%
	petrochemicals	4%
	other products (includes gas oil, No. 6 fuel oil, petroleum coke, and asphalt)	13%

Corpus Christi East and West Refineries. Our Corpus Christi East and West Refineries are located on the Texas Gulf Coast along the Corpus Christi Ship Channel. The East Refinery processes sour crude oil, and the West Refinery processes sweet crude oil, sour crude oil, and residual fuel oil. The feedstocks are delivered by tanker or barge via deepwater docking facilities along the Corpus Christi Ship Channel, and West Texas or South Texas crude oil is delivered via pipelines. The refineries’ physical locations allow for the transfer of various feedstocks and blending components between them. The refineries produce gasoline, aromatics, jet fuel, diesel, and asphalt. Truck racks service local markets for gasoline, diesel, jet fuels, liquefied petroleum gases, and asphalt. These and other finished products are also distributed by ship or barge across docks and third-party pipelines.

Port Arthur Refinery. Our Port Arthur Refinery is located on the Texas Gulf Coast approximately 90 miles east of Houston. The refinery processes heavy sour crude oils and other feedstocks into gasoline, diesel, and jet fuel. The refinery receives crude oil by rail, marine docks, and crude oil pipelines. Finished products are distributed into the Colonial, Explorer, and other pipelines and across the refinery docks into ships or barges.

St. Charles Refinery. Our St. Charles Refinery is located approximately 15 miles west of New Orleans along the Mississippi River. The refinery processes sour crude oils and other feedstocks into gasoline and diesel. The refinery receives crude oil over docks and has access to the Louisiana Offshore Oil Port. Finished products can be shipped over these docks or through the Colonial pipeline network.

Texas City Refinery. Our Texas City Refinery is located southeast of Houston on the Texas City Ship Channel. The refinery processes crude oils into gasoline, diesel, and jet fuel. The refinery receives its feedstocks by pipeline and by ship or barge via deepwater docking facilities along the Texas City Ship Channel. The refinery uses ships and barges, as well as the Colonial, Explorer, and other pipelines for distribution of its products.

Houston Refinery. Our Houston Refinery is located on the Houston Ship Channel. It processes a mix of crude and intermediate oils into gasoline, jet fuel, and diesel. The refinery receives its feedstocks by tankers or barges at deepwater docking facilities along the Houston Ship Channel and by various interconnecting pipelines with the Texas City Refinery. The majority of its finished products are delivered to local, mid-continent U.S., and northeastern U.S. markets through various pipelines, including the Colonial and Explorer pipelines.

Meraux Refinery. Our Meraux Refinery is located approximately 25 miles southeast of New Orleans along the Mississippi River. The refinery processes sour and sweet crude oils into gasoline, diesel, jet fuel, and high sulfur fuel oil. The refinery receives crude oil at its dock and has access to the Louisiana Offshore Oil Port. Finished products can be shipped from the refinery’s dock or through the Colonial pipeline. The Meraux Refinery is located about 40 miles from our St. Charles Refinery, allowing for integration of feedstocks and refined product blending.

Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It processes sweet and sour crude oils into gasoline, distillates, and aromatics. The refinery has access to crude oil from sources outside the U.S. delivered to the Texas Gulf Coast at Corpus Christi as well as crude oil from local sources through third-party pipelines and trucks. The refinery distributes its refined products primarily through third-party pipelines.

U.S. Mid-Continent
The following table presents the percentages of principal charges and yields (on a combined basis) for the three refineries in this region for the year ended December 31, 2014. Total throughput volumes for the U.S. Mid-Continent refining region averaged approximately 446,000 BPD for the year ended December 31, 2014.

Combined U.S. Mid-Continent Region Charges and Yields
Charges:
	sour crude oil	6%
	sweet crude oil	82%
	other feedstocks	1%
	blendstocks	11%
Yields:
	gasolines and blendstocks	53%
	distillates	36%
	petrochemicals	4%
	other products (includes gas oil, No. 6 fuel oil, and asphalt)	7%

Memphis Refinery. Our Memphis Refinery is located in Tennessee along the Mississippi River. It processes primarily sweet crude oils. Most of its production is gasoline, diesel, and jet fuels. Crude oil is supplied to the refinery via the Capline pipeline and can also be received, along with other feedstocks, via barge. Most of the refinery’s products are distributed via truck rack and barges.

McKee Refinery. Our McKee Refinery is located in the Texas Panhandle. It processes primarily sweet crude oils into gasoline, diesel, jet fuels, and asphalt. The refinery has access to local and Permian Basin crude oil sources via third-party pipelines. The refinery distributes its products primarily via third-party pipelines to markets in Texas, New Mexico, Arizona, Colorado, and Oklahoma.

Ardmore Refinery. Our Ardmore Refinery is located in Ardmore, Oklahoma, approximately 100 miles south of Oklahoma City. It processes medium sour and sweet crude oils into gasoline, diesel, and asphalt. The refinery receives local crude oil and feedstock supply via third-party pipelines. Refined products are transported to market via rail, trucks, and the Magellan pipeline system.

North Atlantic
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2014. Total throughput volumes for the North Atlantic refining region averaged approximately 457,000 BPD for the year ended December 31, 2014.

Combined North Atlantic Region Charges and Yields
Charges:
	sour crude oil	1%
	sweet crude oil	88%
	residual fuel oil	2%
	other feedstocks	1%
	blendstocks	8%
Yields:
	gasolines and blendstocks	40%
	distillates	47%
	petrochemicals	1%
	other products (includes gas oil, No. 6 fuel oil, and other products)	12%

Pembroke Refinery. Our Pembroke Refinery is located in the County of Pembrokeshire in southwest Wales, U.K. The refinery processes primarily sweet crude oils into gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives all of its feedstocks and delivers the majority of its products by ship and barge via deepwater docking facilities along the Milford Haven Waterway, with its remaining products being delivered by our Mainline pipeline system and by trucks.

Quebec City Refinery. Our Quebec City Refinery is located in Lévis, Canada (near Quebec City). It processes sweet crude oils into gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives crude oil by ship at its deepwater dock on the St. Lawrence River and by rail. The refinery transports its products through our pipeline from Quebec City to our terminal in Montreal and to various other terminals throughout eastern Canada by rail, ships, trucks, and third-party pipelines.

U.S. West Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in this region for the year ended December 31, 2014. Total throughput volumes for the U.S. West Coast refining region averaged approximately 262,000 BPD for the year ended December 31, 2014.

Combined U.S. West Coast Region Charges and Yields
Charges:
	sour crude oil	70%
	sweet crude oil	3%
	other feedstocks	12%
	blendstocks	15%
Yields:
	gasolines and blendstocks	59%
	distillates	26%
	other products (includes gas oil, No. 6 fuel oil, petroleum coke, and asphalt)	15%

Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It processes sour crude oils into gasoline, diesel, jet fuel, and asphalt. Gasoline production is primarily CARBOB gasoline, which meets CARB specifications when blended with ethanol. The refinery receives crude oil feedstocks via a marine dock and crude oil pipelines connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via pipeline and truck rack into northern California markets.

Wilmington Refinery. Our Wilmington Refinery is located near Los Angeles, California. The refinery processes a blend of heavy and high-sulfur crude oils. The refinery produces CARBOB gasoline, diesel, CARB diesel, jet fuel, and asphalt. The refinery is connected by pipeline to marine terminals and associated dock facilities that can move and store crude oil and other feedstocks. Refined products are distributed via pipeline systems to various third-party terminals in southern California, Nevada, and Arizona.

Feedstock Supply
Approximately 46 percent of our current crude oil feedstock requirements are purchased through term contracts while the remaining requirements are generally purchased on the spot market. Our term supply agreements include arrangements to purchase feedstocks at market-related prices directly or indirectly from various national oil companies as well as international and U.S. oil companies. The contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under our term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to us.

Refining Segment Sales
Overview
Our refining segment includes sales of refined products in both the wholesale rack and bulk markets. These sales include refined products that are manufactured in our refining operations as well as refined products purchased or received on exchange from third parties. Most of our refineries have access to marine transportation facilities and interconnect with common-carrier pipeline systems, allowing us to sell products in the U.S., Canada, the U.K., and other countries. No customer accounted for more than 10 percent of our total operating revenues in 2014.

Wholesale Marketing
We market branded and unbranded refined products on a wholesale basis through an extensive rack marketing network. The principal purchasers of our refined products from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the U.S., Canada, the U.K., and Ireland.

The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero-brand family that operate approximately 5,600 branded sites in the U.S. and the Caribbean, approximately 1,000 branded sites in the U.K. and Ireland, and approximately 800 branded sites in Canada. These sites are independently owned and are supplied by us under multi-year contracts. For wholesale branded sites, we promote the Valero®, Beacon®, and Shamrock® brands in the U.S. and the Caribbean, the Ultramar® brand in Canada, and the Texaco® brand in the U.K. and Ireland.

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

Logistics and Transportation
We own several transportation and logistics assets (crude oil pipelines, refined product pipelines, terminals, tanks, marine docks, truck rack bays, rail cars, and rail facilities) that support our refining and ethanol operations. In addition, through subsidiaries, we own 100 percent of the general partner interest of Valero Energy Partners LP (VLP) and approximately 70 percent of its limited partner interests. VLP is a midstream master limited partnership. Its common units representing limited partner interests are traded on the NYSE under the symbol “VLP.” Its assets support the operations of our Port Arthur, McKee, Three Rivers, Ardmore, and Memphis Refineries. VLP is discussed more fully in Note 5 of Notes to Consolidated Financial Statements.

ETHANOL
We own 11 ethanol plants with a combined ethanol production capacity of about 1.3 billion gallons per year. Our ethanol plants are dry mill facilities1 that process corn to produce ethanol and distillers grains.2 We source our corn supply from local farmers and commercial elevators. Our facilities receive corn primarily by rail and truck. We publish on our website a corn bid for local farmers and cooperative dealers to use to facilitate corn supply transactions.

After processing, our ethanol is held in storage tanks on-site pending loading to trucks and rail cars. We sell our ethanol (i) to large customers – primarily refiners and gasoline blenders – under term and spot contracts, and (ii) in bulk markets such as New York, Chicago, the U.S. Gulf Coast, Florida, and the U.S. West Coast. We ship our dry distillers grains (DDG) by truck or rail primarily to animal feed customers in the U.S. and Mexico, with some sales into the Far East. We also sell modified distillers grains locally at our plant sites.

The following table presents the locations of our ethanol plants, their approximate ethanol and DDG production capacities, and their approximate corn processing capacities.

State	City	Ethanol Production Capacity (in gallons per year)	Production of DDG (in tons per year)	Corn Processed (in bushels per year)
Indiana	Linden	120 million	355,000	42 million
	Mount Vernon	100 million	320,000	37 million
Iowa	Albert City	120 million	355,000	42 million
	Charles City	125 million	370,000	44 million
	Fort Dodge	125 million	370,000	44 million
	Hartley	125 million	370,000	44 million
Minnesota	Welcome	125 million	370,000	44 million
Nebraska	Albion	120 million	355,000	42 million
Ohio	Bloomingburg	120 million	355,000	42 million
South Dakota	Aurora	125 million	370,000	44 million
Wisconsin	Jefferson	100 million	320,000	37 million
	total	1,305 million	3,910,000	462 million

The combined production of denatured ethanol from our plants in 2014 averaged 3.4 million gallons per day.
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

[2]
During fermentation, nearly all of the starch in the grain is converted into ethanol and carbon dioxide, while the remaining nutrients (proteins, fats, minerals, and vitamins) are concentrated to yield modified distillers grains, or, after further drying, dried distillers grains. Distillers grains generally are an economical partial replacement for corn and soybeans in feeds for cattle, swine, and poultry.

ENVIRONMENTAL MATTERS

We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:

•	Item 1A, “Risk Factors”—Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance,

•	Item 1A, “Risk Factors”—We may incur additional costs as a result of our use of rail cars for the transportation of crude oil and the products that we manufacture,

•	Item 3, “Legal Proceedings” under the caption “Environmental Enforcement Matters,” and

•
Item 8, “Financial Statements and Supplementary Data” in Note 10 of Notes to Consolidated Financial Statements under the caption “Environmental Liabilities,” and Note 12 of Notes to Consolidated Financial Statements under the caption “Environmental Matters.”

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2014, our capital expenditures attributable to compliance with environmental regulations were $62 million, and they are currently estimated to be $106 million for 2015 and $67 million for 2016. The estimates for 2015 and 2016 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

PROPERTIES

Our principal properties are described above under the caption “Valero’s Operations,” and that information is incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2014, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 11 and 12 of Notes to Consolidated Financial Statements. Financial information about our properties is presented in Note 8 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Our patents relating to our refining operations are not material to us as a whole. The trademarks and tradenames under which we conduct our branded wholesale business – including Valero®, Diamond Shamrock®, Shamrock®, Ultramar®, Beacon®, Texaco® – and other trademarks employed in the marketing of petroleum products are integral to our wholesale marketing operations.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, operating results, and/or financial condition, as well as adversely affect the value of an investment in our common stock.

Our financial results are affected by volatile refining margins, which are dependent upon factors beyond our control, including the price of crude oil and the market price at which we can sell refined products.
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

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on refining and marketing margins are uncertain. We do not produce crude oil and must purchase all of the crude oil we refine. We may purchase our crude oil and other refinery feedstocks long before we refine them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. A decline in market prices may negatively impact the carrying value of our inventories.

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

For example, the U.S. Environmental Protection Agency (EPA) has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide, and nitrogen dioxide, and the U.S. EPA is considering further revisions to the NAAQS. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental restrictions on greenhouse gas emissions – including so-called “cap-and-trade” programs targeted at reducing carbon dioxide emissions – could result in material increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

We are subject to interruptions and increased costs as a result of our reliance on third-party transportation of crude oil and the products that we manufacture.
We generally use the services of third parties to transport feedstocks to our facilities and to transport the products we manufacture to market. If we experience prolonged interruptions of supply or increases in costs to deliver our products to market, or if the ability of the pipelines, vessels, or railroads to transport feedstocks or products is disrupted because of weather events, accidents, derailment, collision, fire, explosion, governmental regulations, or third-party actions, it could have a material adverse effect on our financial position, results of operations, and liquidity.

We may incur additional costs as a result of our use of rail cars for the transportation of crude oil and the products that we manufacture.
We currently use rail cars for the transportation of some feedstocks to certain of our facilities and for the transportation of some of the products we manufacture to their markets. We own and lease rail cars for our operations. Rail transportation is subject to a variety of federal, state, and local regulations. New laws and regulations and changes in existing laws and regulations are continuously being enacted or proposed that could result in increased expenditures for compliance. For example, in 2014 the U.S. Department of Transportation (DOT) and Transport Canada (TC) issued proposed regulations for rail car standards and railroad operating requirements for flammable liquids with particular emphasis on shipments of crude oil, gasoline, and ethanol. The regulations as proposed would require significant physical modifications to rail cars. We may be required to incur additional costs in connection with these and other future regulations of rail transportation to the extent they are applicable to us.

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

A significant interruption related to our information technology systems could adversely affect our business.
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

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor legislation issued by regulators.
Workers at various of our refineries are covered by collective bargaining agreements. To the extent we are in negotiations for labor agreements expiring in the future, there is no assurance an agreement will be reached without a strike, work stoppage, or other labor action. Any prolonged strike, work stoppage, or other labor action could have an adverse effect on our financial condition or results of operations. In addition, future federal or state labor legislation could result in labor shortages and higher costs, especially during critical maintenance periods.

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

Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns.
We may engage in capital projects based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

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

We may incur losses and incur additional costs as a result of our forward-contract activities and derivative transactions.
We currently use commodity derivative instruments, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective, we may incur losses. In addition, we may be required to incur additional costs in connection with future regulation of derivative instruments to the extent it is applicable to us.

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, VLP, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the general partner of VLP, a publicly traded master limited partnership. Our control of the general partner of VLP may increase the possibility of claims of breach of fiduciary duties, including claims of conflicts of interest, related to VLP. Liability resulting from such claims could have a material adverse effect on our financial position, results of operations, and liquidity.

If our spin-off of CST (the “Spin-off”), or certain internal transactions undertaken in anticipation of the Spin-off, were determined to be taxable for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax liability.
We received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that, for U.S. federal income tax purposes, the Spin-off, except for cash received in lieu of fractional shares, qualified as tax-free under sections 355 and 361 of the U.S. Internal Revenue Code of 1986, as amended (Code), and that certain internal transactions undertaken in anticipation of the Spin-off qualified for favorable treatment. The IRS did not rule, however, on whether the Spin-off satisfied certain requirements necessary to obtain tax-free treatment under section 355 of the Code. Instead, the private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the private letter ruling. In connection with the private letter ruling, we also obtained an opinion from a nationally recognized accounting firm, substantially to the effect that, for U.S. federal income tax purposes, the Spin-off qualified under sections 355 and 361 of the Code. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by CST and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Furthermore, notwithstanding the private letter ruling, the IRS could determine on audit that the Spin-off or the internal transactions undertaken in anticipation of the Spin-off should be treated as taxable transactions if it determines that any of the facts, assumptions, representations, or undertakings we or CST have made or provided to the IRS are incorrect or incomplete, or that the Spin-off or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Spin-off.

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

People of the State of Illinois, ex rel. v. The Premcor Refining Group Inc., et al., Third Judicial Circuit Court, Madison County (Case No. 03-CH-00459, filed May 29, 2003) (Hartford Refinery and terminal). The Illinois EPA has issued several Notices of Violation (NOVs) alleging violations of air and waste regulations at Premcor’s Hartford, Illinois terminal and closed refinery. We are negotiating the terms of a consent order for corrective action.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We currently have multiple outstanding Violation Notices (VNs) issued by the BAAQMD, which we reasonably believe may result in penalties of $100,000 or more. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. We continue to work with the BAAQMD to resolve these VNs.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). We currently have multiple NOVs issued by the SCAQMD, which we reasonably believe may result in penalties of $100,000 or more. These NOVs are for alleged reporting violations and excess emissions at our Wilmington Refinery. In the first quarter of 2015, we entered into an Agreement to resolve various NOVs, and we continue to work with the SCAQMD to resolve the remaining NOVs.

Texas Commission on Environmental Quality (TCEQ) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2013, we reported that our Port Arthur Refinery had received a proposed agreed order from the TCEQ that assessed a penalty of $180,911 for alleged air emission and reporting violations, and a Notice of Enforcement (NOE) for unauthorized emissions with potential stipulated penalties of $166,000. In the first quarter of 2014, we received two proposed Agreed Orders from the TCEQ resolving multiple violations that occurred between May 2007 and April 2013, including all the unauthorized emissions, reporting violations, and stipulated penalties in the two NOEs referenced above. We continue to work with the TCEQ to finalize these Agreed Orders.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “VLO.”

As of January 31, 2015, there were 6,213 holders of record of our common stock.

The following table shows the high and low sales prices of and dividends declared on our common stock for each quarter of 2014 and 2013.

	Sales Prices of the Common Stock		Dividends Per Common Share
Quarter Ended	High	Low
2014:
December 31	$52.10	$42.53	$0.275
September 30	54.61	45.73	0.275
June 30	59.69	50.03	0.250
March 31	55.96	45.90	0.250
2013:
December 31	50.54	33.20	0.225
September 30	37.50	33.00	0.225
June 30	45.53	33.27	0.200
March 31	48.97	34.05	0.200

On January 23, 2015, our board of directors declared a quarterly cash dividend of $0.40 per common share payable March 3, 2015 to holders of record at the close of business on February 11, 2015.

Dividends are considered quarterly by the board of directors and may be paid only when approved by the board.

The following table discloses purchases of shares of Valero’s common stock made by us or on our behalf during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 2014	3,180,678	$46.27	302,005	2,878,673	$ 1.8 billion
November 2014	2,001,273	$50.32	119,047	1,882,226	$ 1.7 billion
December 2014	5,120,398	$48.56	2,624	5,117,774	$ 1.5 billion
Total	10,302,349	$48.20	423,676	9,878,673	$ 1.5 billion

(a)
The shares reported in this column represent purchases settled in the fourth quarter of 2014 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans, and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

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

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return1 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five-year period commencing December 31, 2009 and ending December 31, 2014. Our peer group comprises the following 11 companies: Alon USA Energy, Inc.; BP plc; CVR Energy, Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; PBF Energy Inc.; Phillips 66; Royal Dutch Shell plc; Tesoro Corporation; and Western Refining, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN1
Among Valero Energy Corporation, the S&P 500 Index,
and Peer Group

	12/2009	12/2010	12/2011	12/2012	12/2013	12/2014
Valero Common Stock	$100.00	$139.54	$128.59	$213.68	$352.58	$353.43
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	93.33	100.51	109.79	133.61	123.08
____________________________________

[1]
Assumes that an investment in Valero common stock and each index was $100 on December 31, 2009. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 31, 2009 through December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five-year period ended December 31, 2014 was derived from our audited financial statements. The following table should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the historical financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data.”

The following summaries are in millions of dollars, except for per share amounts:

	Year Ended December 31, (a)
	2014 (b)	2013 (c)	2012	2011 (d)	2010 (e)
Operating revenues	$130,844	$138,074	$138,393	$120,607	$82,154
Income from continuing operations	3,775	2,722	3,114	2,336	1,178
Earnings per common share from continuing operations – assuming dilution	6.97	4.96	5.61	4.11	2.07
Dividends per common share	1.05	0.85	0.65	0.30	0.20
Total assets	45,550	47,260	44,477	42,783	37,621
Debt and capital lease obligations, less current portion	5,780	6,261	6,463	6,732	7,515
_________________________________________________

(a)	As further described in Note 2 of Notes to Consolidated Financial Statements, the results of operations of the Aruba Refinery are reported as discontinued operations for all years presented.

(b)
We acquired an idled ethanol plant in the first quarter of 2014, and resumed production during the third quarter of 2014. The information presented in 2014 includes the results of operations for this plant commencing on its acquisition date.

(c)	Includes the operations of our retail business prior to its separation from us on May 1, 2013, as further described in Note 3 of Notes to Consolidated Financial Statements.

(d)
We acquired the Meraux Refinery on October 1, 2011 and the Pembroke Refinery on August 1, 2011. The information presented for 2011 includes the results of operations from these acquisitions commencing on their respective acquisition dates.

(e)	We acquired three ethanol plants in the first quarter of 2010. The information presented for 2010 includes the results of operations of these plants commencing on their respective acquisition dates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Item 1A, “Risk Factors,” and Item 8, “Financial Statements and Supplementary Data,” included in this report.

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

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products in the regions where we operate, as well as globally;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining and ethanol industry fundamentals.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined products;

•	demand for, and supplies of, refined products such as gasoline, diesel fuel, jet fuel, petrochemicals, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for alternative fuels;

•	the volatility in the market price of biofuel credits (primarily Renewable Identification Numbers (RINs) needed to comply with the U.S. federal Renewable Fuel Standard);

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tax and environmental regulations, such as those implemented under the California Global Warming Solutions Act (also known as AB 32), Quebec’s Regulation respecting the cap-and-trade system for greenhouse gas emission allowances (the Quebec cap-and-trade system), and the U.S. EPA’s regulation of greenhouse gases, which may adversely affect our business or operations;

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, and the euro relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in Item 1A, “Risk Factors” in this report.

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

OVERVIEW AND OUTLOOK

Overview
For the year ended December 31, 2014, we reported net income attributable to Valero stockholders from continuing operations of $3.7 billion, or $6.97 per share (assuming dilution), compared to $2.7 billion, or $4.96 per share (assuming dilution), for the year ended December 31, 2013. The increase of $980 million was due primarily to the increase of $1.9 billion in our operating income as shown in the table below. The increase in our operating income was partially offset by a $325 million nontaxable gain recorded in 2013 related to the disposition of our retained interest in CST, which is more fully described in Notes 3 and 11 of Notes to Consolidated Financial Statements.

Our operating income increased $1.9 billion from 2013 to 2014 as outlined by business segment in the following table (in millions):

	Year Ended December 31,
	2014	2013	Change
Operating income (loss) by business segment:
Refining	$5,884	$4,211	$1,673
Ethanol	786	491	295
Retail	—	81	(81)
Corporate	(768)	(826)	58
Total	$5,902	$3,957	$1,945

The $1.7 billion increase in refining segment operating income for 2014 compared to 2013 was due to wider discounts for sweet and sour crude oils relative to Brent crude oil, higher throughput volumes in our U.S. Gulf Coast region, and higher margins on other refined products (e.g., petroleum coke and sulfur), partially offset by weaker distillate margins. Higher energy costs and depreciation expense between the periods also impacted our refining segment income. Our ethanol segment operating income increased $295 million in 2014 compared to 2013 due to lower corn feedstock costs and higher production volumes, partially offset by lower co-product prices and lower ethanol prices.

On May 1, 2013, we completed the separation of our retail business, by spinning off CST as an independent public company. Therefore, we did not have any retail segment operations in 2014, resulting in the $81 million decrease in retail segment operating income in 2014 compared to 2013.

Additional details and analysis of the changes in the operating income of our business segments and other components of net income attributable to Valero stockholders are provided below under “RESULTS OF OPERATIONS.”

Outlook
Energy markets and margins were volatile during 2014, especially in the latter part of the year, and we expect them to continue to be volatile in the near to mid-term. Below is a summary of factors that have impacted or may impact our results of operations during the first quarter of 2015:

•
Discounts in the price of medium sour and heavy sour crude oils as compared to the price of Brent crude oil have widened since year end as producers of those crude oils have attempted to maintain market share in an oversupplied crude oil market.

•
Discounts in the price of North American sweet crude oils as compared to the price of Brent crude oil are expected to increase due to a build in U.S. crude oil inventories, driven primarily by (i) increasing imports of medium sour and heavy sour crude oils, (ii) seasonal planned refinery maintenance, and (iii) a crude oil market structure where the future price is higher than the current price of crude oil, which indicates that the crude oil market is oversupplied.

•
Refined product margins are expected to strengthen due to an increase in the demand for refined products and the impact on product inventories from refinery maintenance thus far in the first quarter of 2015.

•	Ethanol margins are expected to remain relatively low as long as gasoline prices remain low.

•	The market price of biofuel credits (primarily RINs) is expected to remain volatile during 2015.

•
The cost to implement certain provisions of the AB 32 cap-and-trade system and low carbon fuel standard in California and the Quebec cap-and-trade system may be significant; however, we expect to recover the majority of these costs from our customers.

•	A further decline in market prices of crude oil and refined products may negatively impact the carrying value of our inventories.

•
The United Steelworkers union and the U.S. refining industry are currently in the process of collective bargaining and strikes have been called at 12 U.S. refineries. We have four refineries that could be targeted for a strike but none has been targeted at this time. Also note our disclosures in Item 1A, “Risk Factors” — Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor legislation issued by regulators.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.
2014 Compared to 2013
Financial Highlights (a)
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2014	2013 (b)	Change
Operating revenues	$130,844	$138,074	$(7,230)
Costs and expenses:
Cost of sales	118,141	127,316	(9,175)
Operating expenses:
Refining	3,900	3,710	190
Retail	—	226	(226)
Ethanol	487	387	100
General and administrative expenses	724	758	(34)
Depreciation and amortization expense:
Refining	1,597	1,566	31
Retail	—	41	(41)
Ethanol	49	45	4
Corporate	44	68	(24)
Total costs and expenses	124,942	134,117	(9,175)
Operating income	5,902	3,957	1,945
Gain on disposition of retained interest in CST Brands, Inc. (b)	—	325	(325)
Other income, net	47	59	(12)
Interest and debt expense, net of capitalized interest	(397)	(365)	(32)
Income from continuing operations before income tax expense	5,552	3,976	1,576
Income tax expense	1,777	1,254	523
Income from continuing operations	3,775	2,722	1,053
Income (loss) from discontinued operations	(64)	6	(70)
Net income	3,711	2,728	983
Less: Net income attributable to noncontrolling interests	81	8	73
Net income attributable to Valero Energy Corporation stockholders	$3,630	$2,720	$910

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$3,694	$2,714	$980
Discontinued operations	(64)	6	(70)
Total	$3,630	$2,720	$910

Earnings per common share – assuming dilution:
Continuing operations	$6.97	$4.96	$2.01
Discontinued operations	(0.12)	0.01	(0.13)
Total	$6.85	$4.97	$1.88
________________
See note references on page 31.

Refining Operating Highlights (a)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2014	2013	Change
Refining:
Operating income	$5,884	$4,211	$1,673

Throughput margin per barrel (c)	$11.28	$9.69	$1.59
Operating costs per barrel:
Operating expenses	3.87	3.79	0.08
Depreciation and amortization expense	1.58	1.60	(0.02)
Total operating costs per barrel	5.45	5.39	0.06
Operating income per barrel	$5.83	$4.30	$1.53

Throughput volumes (thousand BPD):
Feedstocks:
Heavy sour crude oil	457	486	(29)
Medium/light sour crude oil	466	466	—
Sweet crude oil	1,149	1,039	110
Residuals	230	282	(52)
Other feedstocks	134	106	28
Total feedstocks	2,436	2,379	57
Blendstocks and other	329	303	26
Total throughput volumes	2,765	2,682	83

Yields (thousand BPD):
Gasolines and blendstocks	1,329	1,287	42
Distillates	1,047	984	63
Other products (d)	423	440	(17)
Total yields	2,799	2,711	88
________________
See note references on page 31.

Refining Operating Highlights by Region (e)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2014	2013	Change
U.S. Gulf Coast (a):
Operating income	$3,484	$2,375	$1,109
Throughput volumes (thousand BPD)	1,600	1,523	77

Throughput margin per barrel (c)	$11.23	$9.57	$1.66
Operating costs per barrel:
Operating expenses	3.66	3.67	(0.01)
Depreciation and amortization expense	1.60	1.63	(0.03)
Total operating costs per barrel	5.26	5.30	(0.04)
Operating income per barrel	$5.97	$4.27	$1.70

U.S. Mid-Continent:
Operating income	$1,358	$1,293	$65
Throughput volumes (thousand BPD)	446	435	11

Throughput margin per barrel (c)	$13.85	$13.37	$0.48
Operating costs per barrel:
Operating expenses	3.90	3.58	0.32
Depreciation and amortization expense	1.61	1.64	(0.03)
Total operating costs per barrel	5.51	5.22	0.29
Operating income per barrel	$8.34	$8.15	$0.19

North Atlantic:
Operating income	$971	$570	$401
Throughput volumes (thousand BPD)	457	459	(2)

Throughput margin per barrel (c)	$10.38	$7.93	$2.45
Operating costs per barrel:
Operating expenses	3.40	3.50	(0.10)
Depreciation and amortization expense	1.16	1.03	0.13
Total operating costs per barrel	4.56	4.53	0.03
Operating income per barrel	$5.82	$3.40	$2.42

U.S. West Coast:
Operating income (loss)	$71	$(27)	$98
Throughput volumes (thousand BPD)	262	265	(3)

Throughput margin per barrel (c)	$8.79	$7.43	$1.36
Operating costs per barrel:
Operating expenses	5.91	5.35	0.56
Depreciation and amortization expense	2.14	2.35	(0.21)
Total operating costs per barrel	8.05	7.70	0.35
Operating income (loss) per barrel	$0.74	$(0.27)	$1.01

Total refining operating income	$5,884	$4,211	$1,673
________________
See note references on page 31.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2014	2013	Change
Feedstocks:
Brent crude oil	$99.57	$108.74	(9.17)
Brent less West Texas Intermediate (WTI) crude oil	6.40	10.80	(4.40)
Brent less Alaska North Slope (ANS) crude oil	1.73	1.00	0.73
Brent less Louisiana Light Sweet (LLS) crude oil	2.79	0.41	2.38
Brent less Mars crude oil	6.75	5.52	1.23
Brent less Maya crude oil	13.73	11.31	2.42
LLS crude oil	96.78	108.33	(11.55)
LLS less Mars crude oil	3.96	5.11	(1.15)
LLS less Maya crude oil	10.94	10.90	0.04
WTI crude oil	93.17	97.94	(4.77)

Natural gas (dollars per million British thermal units (MMBtu))	4.36	3.69	0.67

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	3.54	2.69	0.85
Ultra-low-sulfur diesel less Brent	14.28	15.95	(1.67)
Propylene less Brent	5.57	(2.72)	8.29
CBOB gasoline less LLS	6.33	3.10	3.23
Ultra-low-sulfur diesel less LLS	17.07	16.36	0.71
Propylene less LLS	8.36	(2.31)	10.67
U.S. Mid-Continent:
CBOB gasoline less WTI	12.28	16.77	(4.49)
Ultra-low-sulfur diesel less WTI	24.05	28.33	(4.28)
North Atlantic:
CBOB gasoline less Brent	9.07	8.50	0.57
Ultra-low-sulfur diesel less Brent	18.25	17.84	0.41
U.S. West Coast:
CARBOB 87 gasoline less ANS	13.40	12.69	0.71
CARB diesel less ANS	19.14	18.83	0.31
CARBOB 87 gasoline less WTI	18.07	22.49	(4.42)
CARB diesel less WTI	23.81	28.63	(4.82)
New York Harbor corn crush (dollars per gallon)	0.85	0.42	0.43
________________
See note references on page 31.

Ethanol and Retail Operating Highlights
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2014	2013	Change
Ethanol:
Operating income	$786	$491	$295
Production (thousand gallons per day)	3,422	3,294	128

Gross margin per gallon of production (c)	$1.06	$0.77	$0.29
Operating costs per gallon of production:
Operating expenses	0.39	0.32	0.07
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.43	0.36	0.07
Operating income per gallon of production	$0.63	$0.41	$0.22

Retail:
Operating income	$—	$81	$(81)
________________
See note references on page 31.

The following notes relate to references on pages 27 through 31.

(a)
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented as discontinued operations and the operating highlights for the refining segment and the U.S. Gulf Coast region exclude the Aruba Refinery for all years presented. This transaction is more fully described in Note 2 of Notes to Consolidated Financial Statements.

(b)
On May 1, 2013, we completed the separation of our retail business. As a result and effective May 1, 2013, our results of operations no longer include those of CST, our former retail business. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income. This transaction is more fully discussed in Note 3 of Notes to Consolidated Financial Statements.

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

General
Operating revenues decreased $7.2 billion (or 5 percent) for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily due to a decrease in refined product prices in all of our regions. Despite the decline in operating revenues, operating income increased $1.9 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to a $1.7 billion increase in refining segment operating income, a $295 million increase in ethanol segment operating income, and a $34 million decrease in general and administrative expenses, partially offset by an $81 million decrease in retail segment operating income due to the spin-off of our retail business in 2013 as mentioned previously. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income increased $1.7 billion from $4.2 billion for the year ended December 31, 2013 to $5.9 billion for the year ended December 31, 2014, due primarily to a $1.9 billion increase in refining margin, partially offset by a $190 million increase in operating expenses and a $31 million increase in depreciation and amortization expense.

Refining margin increased $1.9 billion (a $1.59 per barrel increase) in 2014 compared to 2013, due primarily to the following:

•
Higher discounts on light sweet crude oils and sour crude oils - Because the market prices for refined products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. For the year ended December 31, 2014, the discount in the price of some light sweet crude oils and sour crude oils compared to the price of Brent crude oil widened. For example, LLS crude oil processed in our U.S. Gulf Coast region, which is a light sweet crude oil, sold at a discount of $2.79 per barrel to Brent crude oil for the year ended December 31, 2014 compared to $0.41 per barrel for the year ended December 31, 2013, representing a favorable increase of $2.38 per barrel. Another example is Maya crude oil, a sour crude oil, which sold at a discount of $13.73 per barrel to Brent crude oil during the year ended December 31, 2014 compared to a discount of $11.31 per barrel during the year ended December 31, 2013, representing a favorable increase of $2.42 per barrel. We estimate that the discounts for light sweet crude oils and sour crude oils that we processed during the year ended December 31, 2014 had a positive impact to our refining margin of approximately $680 million and $800 million, respectively.

•
Higher throughput volumes - Refining throughput volumes increased 83,000 BPD for the year ended December 31, 2014 compared to the year ended December 31, 2013. We estimate that the increase in refining throughput volumes had a positive impact on our refining margin of approximately $340 million.

•
Lower costs of biofuel credits - As more fully described in Note 21 of Notes to Consolidated Financial Statements, we purchase biofuel credits in order to meet our biofuel blending obligations under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) decreased by $145 million from $517 million in 2013 to $372 million in 2014. This decrease was due primarily to a reduction in the market price of RINs between the two years.

•
Increase in other refinery products margins - We experienced an increase in the margins of other refinery products relative to Brent crude oil, such as petroleum coke and sulfur during 2014 compared to 2013. Margins for other refinery products were higher during 2014 due to the decrease in the cost of crude oils during the year compared to 2013. For example, the benchmark price of Brent crude oil was $99.57 per barrel for the year ended December 31, 2014 compared to $108.74 for the year ended December 31,

2013. We estimate that the increase in other refinery products margins during the year ended December 31, 2014 compared to the year ended December 31, 2013 had a positive impact to our refining margin of approximately $430 million.

•
Decrease in distillate margins - We experienced a decrease in distillate margins in our U.S. Gulf Coast region primarily due to the decrease in refined product prices . For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low sulfur diesel was $14.28 per barrel for the year ended December 31, 2014 compared to $15.95 per barrel for the year ended December 31, 2013, representing an unfavorable decrease of $1.67 per barrel. We estimate that the decline in distillate margins during the year ended December 31, 2014 compared to the year ended December 31, 2013 had a negative impact to our refining margin of approximately $400 million.

The increase of $190 million in operating expenses was primarily due to a $128 million increase in energy costs related to higher natural gas prices ($4.36 per MMBtu for the year ended December 31, 2014 compared to $3.69 per MMBtu for the year ended December 31, 2013) and a $22 million increase in maintenance expense primarily related to higher levels of routine maintenance activities during the year ended December 31, 2014.

The increase of $31 million in depreciation and amortization expense was primarily due to additional depreciation expense of $25 million associated with the new hydrocracker unit at our St. Charles Refinery that began operating in July 2013.

Ethanol
Ethanol segment operating income was $786 million for the year ended December 31, 2014 compared to $491 million for the year ended December 31, 2013. The $295 million increase in operating income was due primarily to a $399 million increase in gross margin (a $0.29 per gallon increase), partially offset by a $100 million increase in operating expenses.

Ethanol gross margin per gallon increased to $1.06 per gallon for the year ended December 31, 2014 from $0.77 per gallon for the year ended December 31, 2013 due primarily to the following:

•
Lower corn prices - Corn prices were lower in 2014 due to higher corn inventories in 2014 compared to 2013, which resulted from a higher yielding harvest in 2013 compared to the drought-stricken harvest of 2012. For example, the Chicago Board of Trade corn price was $4.16 per bushel in 2014 compared to $5.80 per bushel in 2013. The decrease in the price of corn that we processed during 2014 favorably impacted our ethanol margin by approximately $910 million.

•
Lower ethanol prices - Ethanol prices were lower in 2014 due to higher ethanol inventories resulting from higher industry run rates in 2014 as compared to 2013. The decrease in crude oil and gasoline prices in 2014 also contributed to the decrease in ethanol prices. For example, the New York Harbor ethanol price was $2.37 per gallon in 2014 compared to $2.53 per gallon in 2013. The decrease in the price of ethanol per gallon during 2014 had an unfavorable impact to our ethanol margin of approximately $260 million.

•
Lower co-product prices - The decrease in corn prices in 2014 had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. The decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $250 million.

The $100 million increase in operating expenses during 2014 compared to 2013 was partially due to $22 million in operating expenses of the Mount Vernon plant acquired in March 2014. The remaining increase of $78 million was primarily due to increased energy costs and chemical costs. The increase in energy costs of $57 million was due primarily to the severe winter weather in the U.S. in the first quarter of 2014 that caused a significant increase in regional natural gas prices combined with higher use of natural gas due to the increase in production volumes. The increase in chemical costs of $16 million was due to higher production volumes.

Corporate Expenses and Other
General and administrative expenses decreased $34 million from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to $30 million of transaction costs related to the separation of our retail business on May 1, 2013 that were recorded in 2013 and did not recur.

Depreciation and amortization expense decreased $24 million primarily due to a $20 million loss on the sale of certain corporate property in 2013 that was reflected in depreciation and amortization expense.

“Interest and debt expense, net of capitalized interest” for the year ended December 31, 2014 increased $32 million from the year ended December 31, 2013. This increase was primarily due to a $48 million decrease in capitalized interest due to the completion of several large capital projects during 2013, including the new hydrocracker at our St. Charles Refinery, partially offset by a $20 million favorable impact from a decrease in average borrowings.

Income tax expense increased $523 million from the year ended December 31, 2013 to the year ended December 31, 2014 due to higher income from continuing operations before income tax expense. The effective rate for both years is lower than the U.S. statutory rate because income from continuing operations from our international operations was taxed at statutory rates that were lower than in the U.S. and due to a higher benefit from our U.S. manufacturing deduction.

Income (loss) from discontinued operations for the year ended December 31, 2014 includes expenses of $59 million for an asset retirement obligation and $4 million for certain contractual obligations associated with our decision in May 2014 to abandon the Aruba Refinery, as further described in Note 2 of Notes to Consolidated Financial Statements.

2013 Compared to 2012

Financial Highlights (a)
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2013 (b)	2012	Change
Operating revenues	$138,074	$138,393	$(319)
Costs and expenses:
Cost of sales	127,316	126,485	831
Operating expenses:
Refining	3,710	3,513	197
Retail	226	686	(460)
Ethanol	387	332	55
General and administrative expenses	758	698	60
Depreciation and amortization expense:
Refining	1,566	1,345	221
Retail	41	119	(78)
Ethanol	45	42	3
Corporate	68	43	25
Asset impairment losses (c)	—	86	(86)
Total costs and expenses	134,117	133,349	768
Operating income	3,957	5,044	(1,087)
Gain on disposition of retained interest in CST Brands, Inc. (b)	325	—	325
Other income, net	59	10	49
Interest and debt expense, net of capitalized interest	(365)	(314)	(51)
Income from continuing operations before income tax expense	3,976	4,740	(764)
Income tax expense	1,254	1,626	(372)
Income from continuing operations	2,722	3,114	(392)
Income (loss) from discontinued operations	6	(1,034)	1,040
Net income	2,728	2,080	648
Less: Net income (loss) attributable to noncontrolling interest	8	(3)	11
Net income attributable to Valero Energy Corporation stockholders	$2,720	$2,083	$637

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$2,714	$3,117	$(403)
Discontinued operations	6	(1,034)	1,040
Total	$2,720	$2,083	$637

Earnings per common share – assuming dilution:
Continuing operations	$4.96	$5.61	$(0.65)
Discontinued operations	0.01	(1.86)	1.87
Total	$4.97	$3.75	$1.22
________________
See note references on page 39.

Refining Operating Highlights (a)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2013	2012	Change
Refining (c):
Operating income	$4,211	$5,484	$(1,273)

Throughput margin per barrel (e)	$9.69	$11.00	$(1.31)
Operating costs per barrel:
Operating expenses	3.79	3.71	0.08
Depreciation and amortization expense	1.60	1.42	0.18
Total operating costs per barrel	5.39	5.13	0.26
Operating income per barrel	$4.30	$5.87	$(1.57)

Throughput volumes (thousand BPD):
Feedstocks:
Heavy sour crude oil	486	431	55
Medium/light sour crude oil	466	546	(80)
Sweet crude oil	1,039	991	48
Residuals	282	199	83
Other feedstocks	106	118	(12)
Total feedstocks	2,379	2,285	94
Blendstocks and other	303	299	4
Total throughput volumes	2,682	2,584	98

Yields (thousand BPD):
Gasolines and blendstocks	1,287	1,249	38
Distillates	984	909	75
Other products (f)	440	451	(11)
Total yields	2,711	2,609	102
________________
See note references on page 39.

Refining Operating Highlights by Region (g)
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2013	2012	Change
U.S. Gulf Coast (a) (c):
Operating income	$2,375	$2,606	$(231)
Throughput volumes (thousand BPD)	1,523	1,459	64

Throughput margin per barrel (e)	$9.57	$9.71	$(0.14)
Operating costs per barrel:
Operating expenses	3.67	3.41	0.26
Depreciation and amortization expense	1.63	1.42	0.21
Total operating costs per barrel	5.30	4.83	0.47
Operating income per barrel	$4.27	$4.88	$(0.61)

U.S. Mid-Continent:
Operating income	$1,293	$2,044	$(751)
Throughput volumes (thousand BPD)	435	430	5

Throughput margin per barrel (e)	$13.37	$18.49	$(5.12)
Operating costs per barrel:
Operating expenses	3.58	4.02	(0.44)
Depreciation and amortization expense	1.64	1.48	0.16
Total operating costs per barrel	5.22	5.50	(0.28)
Operating income per barrel	$8.15	$12.99	$(4.84)

North Atlantic:
Operating income	$570	$752	$(182)
Throughput volumes (thousand BPD)	459	428	31

Throughput margin per barrel (e)	$7.93	$9.24	$(1.31)
Operating costs per barrel:
Operating expenses	3.50	3.59	(0.09)
Depreciation and amortization expense	1.03	0.85	0.18
Total operating costs per barrel	4.53	4.44	0.09
Operating income per barrel	$3.40	$4.80	$(1.40)

U.S. West Coast:
Operating income (loss)	$(27)	$147	$(174)
Throughput volumes (thousand BPD)	265	267	(2)

Throughput margin per barrel (e)	$7.43	$8.84	$(1.41)
Operating costs per barrel:
Operating expenses	5.35	5.09	0.26
Depreciation and amortization expense	2.35	2.25	0.10
Total operating costs per barrel	7.70	7.34	0.36
Operating income (loss) per barrel	$(0.27)	$1.50	$(1.77)

Operating income for regions above	$4,211	$5,549	$(1,338)
Asset impairment loss applicable to refining (c)	—	(65)	65
Total refining operating income	$4,211	$5,484	$(1,273)
________________
See note references on page 39.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2013	2012	Change
Feedstocks:
Brent crude oil	$108.74	$111.70	$(2.96)
Brent less WTI crude oil	10.80	17.55	(6.75)
Brent less ANS crude oil	1.00	1.08	(0.08)
Brent less LLS crude oil	0.41	(0.91)	1.32
Brent less Mars crude oil	5.52	3.97	1.55
Brent less Maya crude oil	11.31	12.06	(0.75)
LLS crude oil	108.33	112.61	(4.28)
LLS less Mars crude oil	5.11	4.88	0.23
LLS less Maya crude oil	10.90	12.97	(2.07)
WTI crude oil	97.94	94.15	3.79

Natural gas (dollars per million British thermal units (MMBtu))	3.69	2.71	0.98

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	2.69	4.89	(2.20)
Ultra-low-sulfur diesel less Brent	15.95	16.48	(0.53)
Propylene less Brent	(2.72)	(22.38)	19.66
CBOB gasoline less LLS	3.10	3.98	(0.88)
Ultra-low-sulfur diesel less LLS	16.36	15.57	0.79
Propylene less LLS	(2.31)	(23.29)	20.98
U.S. Mid-Continent:
CBOB gasoline less WTI (d)	16.77	25.40	(8.63)
Ultra-low-sulfur diesel less WTI	28.33	34.96	(6.63)
North Atlantic:
CBOB gasoline less Brent	8.50	10.66	(2.16)
Ultra-low-sulfur diesel less Brent	17.84	19.06	(1.22)
U.S. West Coast:
CARBOB 87 gasoline less ANS	12.69	15.39	(2.70)
CARB diesel less ANS	18.83	19.93	(1.10)
CARBOB 87 gasoline less WTI	22.49	31.86	(9.37)
CARB diesel less WTI	28.63	36.40	(7.77)
New York Harbor corn crush (dollars per gallon)	0.42	(0.15)	0.57
________________
See note references on page 39.

Ethanol and Retail Operating Highlights
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2013	2012	Change
Ethanol:
Operating income (loss)	$491	$(47)	$538
Production (thousand gallons per day)	3,294	2,967	327

Gross margin per gallon of production (f)	$0.77	$0.30	$0.47
Operating costs per gallon of production:
Operating expenses	0.32	0.30	0.02
Depreciation and amortization expense	0.04	0.04	—
Total operating costs per gallon of production	0.36	0.34	0.02
Operating income (loss) per gallon of production	$0.41	$(0.04)	$0.45

Retail:
Operating income (b) (d)	$81	$348	$(267)
________________
See note references on page 39.

The following notes relate to references on pages 35 through 39.

(a)
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented as discontinued operations and the operating highlights for the refining segment and the U.S. Gulf Coast region exclude the Aruba Refinery for all years presented.This transaction is more fully described in Note 2 of Notes to Consolidated Financial Statements.

(b)
On May 1, 2013, we completed the separation of our retail business. As a result and effective May 1, 2013, our results of operations no longer include those of CST, our former retail business. The nature and significance of our post-separation participation in the supply of motor fuel to CST represents a continuation of activities with CST for accounting purposes. As such, the historical results of operations related to CST have not been reported as discontinued operations in the statements of income. This transaction is more fully discussed in Note 3 of Notes to Consolidated Financial Statements.

(c)
Asset impairment losses for the year ended December 31, 2012 include asset impairment losses of $65 million ($42 million after taxes) related to equipment associated with permanently cancelled capital project at several of our refineries and $21 million ($13 million after taxes) related to certain retail stores in 2012 that we owned prior to the separation of our retail business. The total asset impairment losses of $86 million are reflected in the operating income of the respective segments for the year ended December 31, 2012, but the asset impairment losses associated with the cancelled capital projects are excluded from the operating costs per barrel and operating income per barrel for the refining segment and the U.S. Gulf Coast region.

(d)
U.S. Mid-Continent product specifications for gasoline changed on September 16, 2013 from Conventional 87 to CBOB gasoline. Therefore, average market reference prices for comparable products meeting the new specifications required in this region are now being provided for all years presented.

(e)
Throughput margin per barrel represents operating revenues less cost of sales of our refining segment divided by throughput volumes. Gross margin per gallon of production represents operating revenues less cost of sales of our ethanol segment divided by production volumes.

(f)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(g)
The regions reflected herein contain the following refineries: the U.S. Gulf Coast region includes Corpus Christi East, Corpus Christi West, Houston, Meraux, Port Arthur, St. Charles, Texas City, and Three Rivers Refineries;

the U.S. Mid-Continent region includes the Ardmore, McKee, and Memphis Refineries; the North Atlantic region includes the Pembroke and Quebec City Refineries; and the U.S.West Coast region includes the Benicia and Wilmington Refineries.

General
Operating revenues decreased $319 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of lower average refined product prices between the two years related to our refining segment operations. In addition, operating income decreased $1.1 billion for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a $1.3 billion decrease in refining segment operating income, a $267 million decrease in retail segment operating income, and a $60 million increase in general and administrative expenses, partially offset by a $538 million increase in ethanol segment operating income. The reasons for these changes in the operating results of our segments and general and administrative expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income decreased $1.3 billion from $5.5 billion for the year ended December 31, 2012 to $4.2 billion for the year ended December 31, 2013. The decrease in refining segment operating income was primarily due to an $855 million decrease in refining margin, a $221 million increase in depreciation and amortization expense, and a $197 million increase in operating expenses.

Refining margin decreased $855 million (a $1.31 per barrel decrease) in 2013 compared to 2012, primarily due to the following:

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

•
Increase in distillate margins - Despite lower distillate prices throughout all of our regions during 2013 compared to 2012, we experienced an increase in distillate margins during 2013 compared to 2012 as a result of increased production volumes of distillate between the years. This production volume increase of 75,000 barrels per day was primarily due to the start up of our new hydrocracker units at our Port Arthur and St. Charles Refineries, resulting in a $370 million increase in our refining margin in 2013.

•
Higher discounts on medium sour crude oils - In 2013, the discount in the price of medium sour crude oils compared to the price of Brent crude oil widened. For example, Mars crude oil, which is a medium sour crude oil, sold at a discount of $5.52 per barrel to Brent crude oil in 2013 compared to a discount of $3.97 per barrel during 2012, representing a favorable increase of $1.55 per barrel. Therefore, the higher discounts on the medium sour crude oils we processed favorably impacted our refining margin. We estimate that the increase in the discounts for medium sour crude oils that we processed during 2013 had a favorable impact to our refining margin of approximately $260 million.

The increase of $197 million in operating expenses was primarily due to a $185 million increase in energy costs related to higher natural gas costs and higher use of natural gas associated with our new hydrocracker units at our Port Arthur and St. Charles Refineries.

The increase of $221 million in depreciation and amortization expense was due to additional depreciation expense primarily associated with our new hydrocracker units at our Port Arthur and St. Charles Refineries that began operating in late 2012 and the third quarter of 2013, respectively, and an increase in refinery turnaround and catalyst amortization.

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

Ethanol gross margin per gallon increased $0.47 per gallon from $0.30 per gallon in 2012 to $0.77 per gallon in 2013 due to the following:

•
Lower corn prices - Corn prices were lower in 2013 as many of the corn-producing regions of the U.S. Mid-Continent recovered from a drought that began in the second quarter of 2012. For example, the Chicago Board of Trade corn price was $5.80 per bushel in 2013 compared to $6.94 per bushel in 2012. The decrease in the price of corn that we processed during 2013 favorably impacted our ethanol margin by approximately $290 million.

•
Higher ethanol prices - Ethanol prices were higher in 2013 due to a decrease in the supply of ethanol in the market. The decrease in supply resulted from reduced production in 2012 and early 2013 as the industry responded to a narrowing of ethanol gross margin per gallon, which was due to higher corn prices primarily caused by the drought in the corn-producing regions of the U.S. Mid-Continent described above. By mid-2013, ethanol inventory levels in the U.S. had declined to their lowest level in over three years and as a result, prices increased significantly beginning late in the first quarter of 2013. For example, the New York Harbor ethanol price was $2.53 per gallon in 2013 compared to $2.37 per gallon in 2012. The increase in the price of ethanol per gallon during 2013 had a favorable impact to our ethanol margin of approximately $160 million.

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

During the year ended December 31, 2013, we recognized a nontaxable gain of $325 million, or $0.60 per share, related to the disposition of our retained interest in CST, which is more fully described in Notes 3 and 11 of Notes to Consolidated Financial Statements.

“Interest and debt expense, net of capitalized interest” for the year ended December 31, 2013 increased $51 million from the year ended December 31, 2012. This increase was primarily due to a $102 million decrease in capitalized interest due to completion of several large capital projects, including the new hydrocrackers at our Port Arthur and St. Charles Refineries, offset by a $44 million favorable impact from the decrease in average borrowings and a $12 million write-off of unamortized debt discounts related to the early redemption of certain industrial revenue bonds in the first quarter of 2012.

Income tax expense decreased $372 million from the year ended December 31, 2012 to the year ended December 31, 2013. The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the year ended December 31, 2013 was primarily due to the nontaxable gain on the disposition of our retained interest in CST.

Loss from discontinued operations for the year ended December 31, 2012 represents the results of operations of the Aruba Refinery, which was abandoned in May 2014, including an asset impairment loss of $928 million as discussed in Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 was $4.2 billion compared to $5.6 billion for the year ended December 31, 2013. The decrease in net cash provided by operating activities was due primarily to a $2.7 billion unfavorable effect from changes in working capital between the periods partially offset by the increase in income from continuing operations discussed above under “RESULTS OF OPERATIONS.” The changes in cash provided by or used for working capital during the years ended December 31, 2014 and 2013 are shown in Note 19 of Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the year ended December 31, 2014, along with$603 million from available cash on hand, was used mainly to:

•	fund $2.8 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make a scheduled long-term note repayment of $200 million;

•	purchase common stock for treasury of $1.3 billion; and

•	pay common stock dividends of $554 million.

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

For 2015, we expect to incur approximately $1.95 billion for capital expenditures and approximately $700 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to potential strategic acquisitions and joint venture arrangements. We continuously evaluate our capital budget and make changes as conditions warrant.

We hold an option until January 2016 to purchase a 50 percent interest in the Diamond Pipeline project, a 440-mile, 20-inch crude oil pipeline that is projected to provide capacity of up to 200,000 BPD of domestic sweet crude oil from the Plains Cushing, Oklahoma terminal to our Memphis Refinery. The Diamond Pipeline project is currently being constructed by a third party for an estimated $900 million and is expected to be completed in 2017.

Contractual Obligations
Our contractual obligations as of December 31, 2014 are summarized below (in millions).

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Debt and capital lease obligations (including interest on capital lease obligations)	$609	$8	$956	$6	$756	$4,092	$6,427
Operating lease obligations	314	229	159	131	75	275	1,183
Purchase obligations	17,929	2,475	1,205	769	366	4,269	27,013
Other long-term liabilities	—	159	144	145	139	1,352	1,939
Total	$18,852	$2,871	$2,464	$1,051	$1,336	$9,988	$36,562

Debt and Capital Lease Obligations
In February 2015, we made a scheduled debt repayment of $400 million related to our 4.5% senior notes.

As of December 31, 2014, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. In December 2014, the actual availability under the facility fell below the facility borrowing capacity to $1.4 billion primarily due to a decline in eligible trade receivables as a result of a decrease in the latter part of 2014 in the market prices of the finished products that we produce. As of December 31, 2014, the amount of eligible receivables sold was $100 million. All amounts outstanding under this facility are reflected as debt.

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

Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. We have various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements, and various throughput and terminalling agreements. We enter into these contracts to ensure an adequate supply of utilities and feedstock and adequate storage capacity to operate our refineries. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. The purchase obligation amounts shown in the table above include both short- and long-term obligations and are based on (a) fixed or minimum quantities to be purchased and (b) fixed or estimated prices to be paid based on current market conditions. Purchase obligations decreased from 2013 to 2014 primarily because of a decline in crude oil and refined product prices.

Other Long-term Liabilities
Our other long-term liabilities are described in Note 10 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2014.

Other Commercial Commitments
As of December 31, 2014, we had outstanding letters of credit under our committed lines of credit as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2015		$56
Revolver		$3,000	November 2018		$54
VLP Revolver		$300	December 2018		$—
Canadian Revolver	C$	50	November 2015	C$	10

As of December 31, 2014, we had no amounts borrowed under our revolving credit facilities. The letters of credit outstanding as of December 31, 2014 expire in 2015 through 2017.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
As of December 31, 2014, we have approvals under our $3 billion common stock purchase program to purchase approximately $1.5 billion of our common stock, but we have no obligation to make purchases under this program. Year to date through February 20, 2015, we have purchased one million shares for $57 million under this stock purchase program.

Pension Plan Funding
We plan to contribute approximately $47 million to our pension plans and $20 million to our other postretirement benefit plans during 2015.

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

Tax Matters
During the year ended December 31, 2014, we paid $1.6 billion in income taxes, of which $400 million related to 2013 that was recorded in income taxes payable as of December 31, 2013. The payments made for the year ended December 31, 2014 exceeded income taxes paid for 2013 by $800 million. The increase in income taxes paid in 2014 is due in part to higher income from continuing operations before income tax expense. Although the amount of cash required to pay our 2014 income taxes increased compared to recent years, we generated and expect to continue generating sufficient cash from operations to make our tax payments as they become due.

The Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2004 through 2011, and we have received Revenue Agent Reports (RARs) in connection with the audits for tax years 2004 through 2009. We are vigorously contesting certain tax positions and assertions included in the RARs and continue to make significant progress in resolving certain of these matters with the IRS. During the year ended December 31, 2014, we settled the audit related to our 2002 and 2003 tax years and the audit related to a group of our subsidiaries for their 2004 and 2005 tax years consistent with the recorded amounts of uncertain tax position liabilities associated with those audits. In addition, we expect to settle our audits for tax years 2004 through 2007 within the next 12 months and we believe they will be settled for amounts that do not exceed the recorded amounts of uncertain tax position liabilities associated with those audits. As a result, we have classified a portion of our uncertain tax position liabilities as a current liability. As of December 31, 2014, the total amount of uncertain tax position liabilities, including related penalties and interest, was $484 million, with $168 million reflected as a current liability in income taxes payable and $316 million reflected in other long-term liabilities. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations, as further discussed in Note 16 of Notes to Consolidated Financial Statements. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of December 31, 2014, $738 million of our cash and temporary cash investments was held by our international subsidiaries.

Emissions Allowances and Cap-and-Trade
The cost to implement certain provisions of the AB 32 cap-and-trade system and low carbon fuel standard in California and the Quebec cap-and-trade system may be significant; however, we expect to recover the majority of these costs from our customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will become effective for our financial statements in the future. The adoption of these pronouncements is not expected to have a material effect on our financial statements, except as otherwise disclosed.

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

Under the composite method of depreciation, the cost of an improvement is added to the composite group to which it relates and is depreciated over that group’s estimated useful life. We design improvements to our refineries in accordance with engineering specifications, design standards, and practices accepted in our industry, and these improvements have design lives consistent with our estimated useful lives. Therefore, we believe the use of the group life to depreciate the cost of improvements made to the group is reasonable because the estimated useful life of each improvement is consistent with that of the group. It should be noted, however, that factors such as competition, regulation, or environmental matters could cause us to change our estimates, thus impacting depreciation expense in the future.

Impairment of Assets
Long-lived assets (which include property, plant, and equipment, intangible assets, and deferred refinery turnaround and catalyst costs) and equity method investments are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss should be recognized if the carrying amount of the asset exceeds its fair value.

In order to test for recoverability, we must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment. Our impairment evaluations are based on assumptions that we deem to be reasonable. Providing sensitivity analyses if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates. See Notes 2 and 4 of Notes to Consolidated Financial Statements for a further discussion of our asset impairment analysis and certain losses resulting from those analyses.

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

The amount of and changes in our accruals for environmental matters as of and for the years ended December 31, 2014, 2013, and 2012 is included in Note 10 of Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
We have significant pension and other postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases, and health care cost trend rates, and these assumptions are disclosed and described in Note 14 of Notes to Consolidated Financial Statements. Changes in these assumptions are primarily influenced by factors outside of our control. For example, the discount rate assumption represents a yield curve comprised of various long-term bonds that have an average rating of double-A when averaging all available ratings by the recognized rating agencies, while the expected return on plan assets is based on a compounded return calculated assuming an asset allocation that is representative of the asset mix in our pension plans. To determine the expected return on plan assets, we utilized a forward-looking model of asset returns. The historical geometric average return over the 10 years prior to December 31, 2014 was 7.71 percent. The actual return on assets for the years ended December 31, 2014, 2013 and 2012 was 7.33 percent, 19.38 percent, and 11.84 percent, respectively. These assumptions can have a significant effect on the amounts reported in our financial statements. For example, a 0.25 percent decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25 percent increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2014 and net periodic benefit cost for the year ending December 31, 2015 (in millions):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation resulting from:
Discount rate decrease	$105	$12
Compensation rate increase	7	n/a
Health care cost trend rate increase	n/a	1

Increase in expense resulting from:
Discount rate decrease	10	—
Expected return on plan assets decrease	5	n/a
Compensation rate increase	2	n/a
Health care cost trend rate increase	n/a	—

See Note 14 of Notes to Consolidated Financial Statements for a further discussion of our pension and other postretirement benefit obligations.

Tax Matters
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to an indirect tax (excise/duty, sales/use, gross receipts, and/or value-added tax) claim is recorded if the loss is both probable and estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets, primarily consisting of net operating loss and tax credit carryforwards, will be recovered through future taxable income. Significant judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised. However, an estimate of the sensitivity to earnings that would result from changes in the assumptions and estimates used in determining our tax liabilities is not practicable due to the number of assumptions and tax laws involved, the various potential interpretations of the tax laws, and the wide range of possible outcomes. See Notes 12 and 16 of Notes to Consolidated Financial Statements for a further discussion of our tax liabilities.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
December 31, 2014:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(127)	$(2)
10% decrease in underlying commodity prices	126	7

December 31, 2013:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(91)	3
10% decrease in underlying commodity prices	91	(2)

See Note 21 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2014.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits needed to comply with various governmental and regulatory programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of December 31, 2014, there was no gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 21 of Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of December 31, 2014 and 2013.

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
Debt:
Fixed rate	$475	$—	$950	$—	$750	$4,074	$6,249	$7,436
Average interest rate	5.2%	—%	6.4%	—%	9.4%	6.9%	7.0%
Floating rate	$126	$—	$—	$—	$—	$—	$126	$126
Average interest rate	2.0%	—%	—%	—%	—%	—%	2.0%

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
Debt:
Fixed rate	$200	$475	$—	$950	$—	$4,824	$6,449	$7,559
Average interest rate	4.8%	5.2%	—%	6.4%	—%	7.3%	6.9%
Floating rate	$100	$—	$—	$—	$—	$—	$100	$100
Average interest rate	0.9%	—%	—%	—%	—%	—%	0.9%

FOREIGN CURRENCY RISK

As of December 31, 2014, we had commitments to purchase $377 million of U.S. dollars. Our market risk was minimal on the contracts, as the majority of them matured on or before January 31, 2015, resulting in a gain of $12 million in the first quarter of 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2014. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 56 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valero Energy Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valero Energy Corporation and subsidiaries:

We have audited Valero Energy Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Valero Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2015

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and temporary cash investments	$3,689	$4,292
Receivables, net	5,879	8,751
Inventories	6,623	5,758
Income taxes receivable	97	72
Deferred income taxes	162	266
Prepaid expenses and other	164	138
Total current assets	16,614	19,277
Property, plant, and equipment, at cost	35,933	33,933
Accumulated depreciation	(9,198)	(8,226)
Property, plant, and equipment, net	26,735	25,707
Deferred charges and other assets, net	2,201	2,276
Total assets	$45,550	$47,260
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$606	$303
Accounts payable	6,760	9,931
Accrued expenses	596	522
Taxes other than income taxes	1,209	1,345
Income taxes payable	433	773
Deferred income taxes	376	249
Total current liabilities	9,980	13,123
Debt and capital lease obligations, less current portion	5,780	6,261
Deferred income taxes	6,607	6,601
Other long-term liabilities	1,939	1,329
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,116	7,187
Treasury stock, at cost; 159,202,872 and 137,932,138 common shares	(8,125)	(7,054)
Retained earnings	22,046	18,970
Accumulated other comprehensive income (loss)	(367)	350
Total Valero Energy Corporation stockholders’ equity	20,677	19,460
Noncontrolling interests	567	486
Total equity	21,244	19,946
Total liabilities and equity	$45,550	$47,260
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$130,844	$138,074	$138,393
Costs and expenses:
Cost of sales	118,141	127,316	126,485
Operating expenses:
Refining	3,900	3,710	3,513
Retail	—	226	686
Ethanol	487	387	332
General and administrative expenses	724	758	698
Depreciation and amortization expense	1,690	1,720	1,549
Asset impairment losses	—	—	86
Total costs and expenses	124,942	134,117	133,349
Operating income	5,902	3,957	5,044
Gain on disposition of retained interest in CST Brands, Inc.	—	325	—
Other income, net	47	59	10
Interest and debt expense, net of capitalized interest	(397)	(365)	(314)
Income from continuing operations before income tax expense	5,552	3,976	4,740
Income tax expense	1,777	1,254	1,626
Income from continuing operations	3,775	2,722	3,114
Income (loss) from discontinued operations	(64)	6	(1,034)
Net income	3,711	2,728	2,080
Less: Net income (loss) attributable to noncontrolling interests	81	8	(3)
Net income attributable to Valero Energy Corporation stockholders	$3,630	$2,720	$2,083
Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$3,694	$2,714	$3,117
Discontinued operations	(64)	6	(1,034)
Total	$3,630	$2,720	$2,083
Earnings per common share:
Continuing operations	$7.00	$4.98	$5.64
Discontinued operations	(0.12)	0.01	(1.87)
Total	$6.88	$4.99	$3.77
Weighted-average common shares outstanding (in millions)	526	542	550
Earnings per common share – assuming dilution:
Continuing operations	$6.97	$4.96	$5.61
Discontinued operations	(0.12)	0.01	(1.86)
Total	$6.85	$4.97	$3.75
Weighted-average common shares outstanding – assuming dilution (in millions)	530	548	556
Dividends per common share	$1.05	$0.85	$0.65
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)

	Year Ended December 31,
	2014	2013	2012
Net income	$3,711	$2,728	$2,080

Other comprehensive income (loss):
Foreign currency translation adjustment	(407)	(98)	164
Net gain (loss) on pension and other postretirement benefits	(475)	763	(211)
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges	1	(2)	(28)
Other comprehensive income (loss) before income tax expense (benefit)	(881)	663	(75)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(164)	262	(87)
Other comprehensive income (loss)	(717)	401	12
Comprehensive income	2,994	3,129	2,092
Less: Comprehensive income (loss) attributable to noncontrolling interests	81	8	(3)
Comprehensive income attributable to Valero Energy Corporation stockholders	$2,913	$3,121	$2,095
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Millions of Dollars)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$7	$7,486	$(6,475)	$15,309	$96	$16,423	$22	$16,445
Net income (loss)	—	—	—	2,083	—	2,083	(3)	2,080
Dividends on common stock	—	—	—	(360)	—	(360)	—	(360)
Stock-based compensation expense	—	57	—	—	—	57	—	57
Tax deduction in excess of stock- based compensation expense	—	29	—	—	—	29	—	29
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(260)	319	—	—	59	—	59
Stock repurchases	—	10	(163)	—	—	(153)	—	(153)
Stock repurchases under buyback program	—	—	(118)	—	—	(118)	—	(118)
Contributions from noncontrolling interest	—	—	—	—	—	—	44	44
Other comprehensive income	—	—	—	—	12	12	—	12
Balance as of December 31, 2012	7	7,322	(6,437)	17,032	108	18,032	63	18,095
Net income	—	—	—	2,720	—	2,720	8	2,728
Dividends on common stock	—	—	—	(462)	—	(462)	—	(462)
Stock-based compensation expense	—	64	—	—	—	64	—	64
Tax deduction in excess of stock- based compensation expense	—	47	—	—	—	47	—	47
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(243)	302	—	—	59	—	59
Stock repurchases	—	—	(236)	—	—	(236)	—	(236)
Stock repurchases under buyback program	—	—	(692)	—	—	(692)	—	(692)
Separation of retail business	—	(9)	9	(320)	(159)	(479)	—	(479)
Net proceeds from initial public offering of common units of Valero Energy Partners LP	—	—	—	—	—	—	369	369
Contributions from noncontrolling interests	—	—	—	—	—	—	46	46
Other	—	6	—	—	—	6	—	6
Other comprehensive income	—	—	—	—	401	401	—	401
Balance as of December 31, 2013	7	7,187	(7,054)	18,970	350	19,460	486	19,946
Net income	—	—	—	3,630	—	3,630	81	3,711
Dividends on common stock	—	—	—	(554)	—	(554)	—	(554)
Stock-based compensation expense	—	60	—	—	—	60	—	60
Tax deduction in excess of stock- based compensation expense	—	47	—	—	—	47	—	47
Transactions in connection with stock-based compensation plans:
Stock issuances	—	(178)	225	—	—	47	—	47
Stock repurchases	—	—	(128)	—	—	(128)	—	(128)
Stock repurchases under buyback program	—	—	(1,168)	—	—	(1,168)	—	(1,168)
Contributions from noncontrolling interests	—	—	—	—	—	—	12	12
Distributions to public unitholders of Valero Energy Partners LP	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	(717)	(717)	—	(717)
Balance as of December 31, 2014	$7	$7,116	$(8,125)	$22,046	$(367)	$20,677	$567	$21,244
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$3,711	$2,728	$2,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,690	1,720	1,574
Aruba Refinery asset retirement expense and other	63	—	—
Gain on disposition of retained interest in CST Brands, Inc.	—	(325)	—
Asset impairment losses	—	—	1,014
Stock-based compensation expense	60	64	58
Deferred income tax expense	445	501	963
Changes in current assets and current liabilities	(1,810)	922	(302)
Changes in deferred charges and credits and other operating activities, net	82	(46)	(117)
Net cash provided by operating activities	4,241	5,564	5,270
Cash flows from investing activities:
Capital expenditures	(2,153)	(2,121)	(2,931)
Deferred turnaround and catalyst costs	(649)	(634)	(479)
Proceeds from the sale of the Paulsboro Refinery	—	—	160
Other investing activities, net	(42)	(57)	(101)
Net cash used in investing activities	(2,844)	(2,812)	(3,351)
Cash flows from financing activities:
Proceeds from debt borrowings	28	—	2,900
Repayments of debt	(200)	(480)	(3,612)
Proceeds from the exercise of stock options	47	59	59
Purchase of common stock for treasury	(1,296)	(928)	(281)
Common stock dividends	(554)	(462)	(360)
Net proceeds from initial public offering of common units of Valero Energy Partners LP	—	369	—
Contributions from noncontrolling interests	12	45	44
Distributions to public unitholders of Valero Energy Partners LP	(12)	—	—
Disposition of retail business:
Proceeds from short-term debt in anticipation of separation	—	550	—
Cash distributed to Valero by CST Brands, Inc.	—	500	—
Cash held and retained by CST Brands, Inc. upon separation	—	(315)	—
Proceeds from short-term debt related to disposition of retained interest	—	525	—
Repayments of short-term debt related to disposition of retained interest	—	(58)	—
Other financing activities, net	45	32	17
Net cash used in financing activities	(1,930)	(163)	(1,233)
Effect of foreign exchange rate changes on cash	(70)	(20)	13
Net increase (decrease) in cash and temporary cash investments	(603)	2,569	699
Cash and temporary cash investments at beginning of year	4,292	1,723	1,024
Cash and temporary cash investments at end of year	$3,689	$4,292	$1,723
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. We are an independent petroleum refining and marketing company and own 15 refineries with a combined throughput capacity of approximately 2.9 million barrels per day as of December 31, 2014. We market branded and unbranded refined products on a wholesale basis in the United States (U.S.), Canada, the Caribbean, the United Kingdom (U.K.), and Ireland through an extensive bulk and rack marketing network and through approximately 7,400 outlets that carry the Valero®, Shamrock®, Ultramar®, Beacon®, and Texaco® brand names. We also own 11 ethanol plants in the U.S. that primarily produce ethanol with a combined production capacity of approximately 1.3 billion gallons per year as of December 31, 2014. Our operations are affected by:

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

Reclassifications
Certain amounts reported as of and for the year ended December 31, 2013 have been reclassified to conform to the 2014 presentation. As discussed in Note 2, in May 2014, we abandoned the Aruba Refinery. As a result, the refinery’s results of operations have been presented as discontinued operations in the consolidated statements of income for all years presented.

Significant Accounting Policies
Principles of Consolidation
These financial statements include the accounts of Valero, and subsidiaries and entities in which Valero has a controlling financial interest. The ownership of noncontrolling investors are recorded as noncontrolling interests. Intercompany balances and transactions have been eliminated in consolidation. Investments in significant noncontrolled entities are accounted for using the equity method.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also under the composite method of depreciation, the historical cost of a minor property asset (net of salvage value) that is retired or replaced is charged to accumulated depreciation and no gain or loss is recognized in income. However, a gain or loss is recognized in income for a major property asset that is retired, replaced, or sold and for an abnormal disposition of a property asset (primarily involuntary conversions). Gains and losses are reflected in depreciation and amortization expense, unless such amounts are reported separately due to materiality.

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

•	intangible assets;

•	investments in entities that we do not control; and

•
other noncurrent assets such as investments of certain benefit plans (related primarily to certain U.S. nonqualified defined benefit plans whose plan assets are not protected from our creditors and therefore cannot be reflected as a reduction from our obligations under those pension plans), debt issuance costs, and various other costs.

Impairment of Assets
Long-lived assets, which include property, plant, and equipment, intangible assets, and deferred refinery turnaround and catalysts costs, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Notes 2 and 4 for our impairment analysis of our long-lived assets.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation
Compensation expense for our share-based compensation plans is based on the fair value of the awards granted and is recognized in income on a straight-line basis over the shorter of (a) the requisite service period of each award or (b) the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by unrecognized tax benefits, if such items may be available to offset the unrecognized tax benefit.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements
In April 2014, the provisions of Accounting Standards Codification (ASC) Topic 205, “Presentation of Financial Statements,” and ASC Topic 360, “Property, Plant, and Equipment,” were amended to change the criteria for reporting discontinued operations. The provisions of these amendments modify the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. These amendments require additional disclosures about discontinued operations and new disclosures for other disposals of individually material components of an organization that do not meet the definition of a discontinued operation. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. These provisions are effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2015 will not affect our financial position or results of operations; however, it may result in changes to the manner in which future dispositions of operations or assets, if any, are presented in our financial statements, or it may require additional disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) amended the ASC and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the new standard, or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.

In January 2015, the provisions of ASC Subtopic 225-20, “Income Statement–Extraordinary and Unusual Items” were amended to eliminate the concept of extraordinary items from U.S. GAAP as part of the FASB’s simplification initiative. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring or to exclude those items from the estimated annual effective tax rate for interim reporting purposes. These provisions may be applied prospectively or

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations; however, it may affect the manner in which future extraordinary or unusual items, if any, are presented in our financial statements.

In February 2015, the provisions of ASC Topic 810, “Consolidation” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. We are currently evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

2.	DISCONTINUED OPERATIONS

In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented in this report as discontinued operations for all years presented.

We had suspended operations of the refinery in 2012 and at that time we wrote off the entire carrying value of the refinery’s idled crude oil processing units and related infrastructure (refining assets) and supplies inventories that supported the refining operations; as a result, we recognized an asset impairment loss of $928 million. In addition, we terminated the employees who supported the refining operations and incurred severance costs of $41 million at that time. Even though we suspended refining operations in 2012, we continued to maintain the refining assets to allow them to be restarted and did not abandon them until our recent decision to no longer pursue options to restart refining operations.

The Aruba Refinery resides on land leased from the Government of Aruba (GOA) and our agreements with the GOA require us to dismantle our leasehold improvements under certain conditions. Because of our May 2014 decision to abandon the refining assets, we believe the GOA will require us to dismantle those assets. As a result, we recognized an asset retirement obligation of $59 million, which was charged to expense during the second quarter of 2014 and is reflected in discontinued operations. We had not recognized an asset retirement obligation previously due to our belief that we would not be required to dismantle the assets as long as we intended to operate them. During the second quarter of 2014, we also recognized liabilities of $4 million relating to obligations under certain contracts, including a liability for the remaining lease payments for the land on which the refining assets reside.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected results of operations of the Aruba Refinery are shown below (in millions).

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$—	$—	$857
Income (loss) before income taxes	(64)	6	(1,034)
There was no tax benefit recognized for the loss from discontinued operations for the years ended December 31, 2014 and 2012 as we do not expect to realize this tax benefit.

3.	SEPARATION OF RETAIL BUSINESS

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

Selected historical results of operations of our retail business prior to the separation are disclosed in Note 18. Subsequent to May 1, 2013 and through November 14, 2013, our share of CST’s results of operations was reflected in “other income, net.” Our share of income taxes incurred directly by CST during this period was reported in the equity in earnings from CST, and as such was not included in income taxes in our statements of income.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying values of the major categories of assets and liabilities of our retail business, immediately preceding its separation on May 1, 2013, which were excluded from our consolidated balance sheet as of December 31, 2013 (in millions):

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	IMPAIRMENTS

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

In July 2013, we formed VLP, a master limited partnership, to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, VLP completed its initial public offering (the Offering) of 17,250,000 common units at a price of $23.00 per unit. VLP received $369 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees, and other offering costs. As of December 31, 2014, VLP’s assets included crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of our Ardmore, McKee, Memphis, Port Arthur, and Three Rivers Refineries.

As of December 31, 2014 and 2013, we owned a 68.6 percent limited partner interest and a 2 percent general partner interest in VLP, and the public owned a 29.4 percent limited partner interest. VLP’s cash and temporary cash investments were $237 million and $375 million as of December 31, 2014 and 2013, respectively. Valero consolidates the financial statements of VLP into its financial statements and as such, VLP’s cash and temporary cash investments are included in Valero’s consolidated cash and temporary cash investments. However, VLP’s cash and temporary cash investments can be used to settle only its obligations. In addition, VLP’s partnership capital attributable to the public’s ownership interest in VLP of $375 million and $370 million as of December 31, 2014 and 2013, respectively, is reflected in noncontrolling interests.

We have agreements with VLP that establish fees for certain general and administrative services and operational and maintenance services provided by us. In addition, we have a master transportation services agreement and a master terminal services agreement with VLP under which VLP provides commercial transportation and terminaling services to us. These transactions are eliminated in consolidation.

On July 1, 2014, we sold our Texas Crude Systems Business to VLP. That business is engaged in transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System. We sold the Texas Crude Systems Business for total cash consideration of $154 million. Because we consolidate the financial statements of VLP into our financial statements, this transaction was eliminated in consolidation and did not impact our consolidated financial position or cash flows.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2014	2013
Accounts receivable	$5,509	$8,582
Commodity derivative and foreign currency contract receivables	151	98
Other receivables	256	117
	5,916	8,797
Allowance for doubtful accounts	(37)	(46)
Receivables, net	$5,879	$8,751
Changes in the allowance for doubtful accounts consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$46	$56	$48
Increase in allowance charged to expense	7	13	21
Accounts charged against the allowance, net of recoveries	(15)	(23)	(13)
Foreign currency translation	(1)	—	—
Balance as of end of year	$37	$46	$56

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2014	2013
Refinery feedstocks	$2,269	$2,135
Refined products and blendstocks	3,926	3,231
Ethanol feedstocks and products	195	166
Materials and supplies	233	226
Inventories	$6,623	$5,758

As of December 31, 2014, the volumes of our refinery feedstocks and refined products and blendstocks held as inventory increased, which resulted in a LIFO increment. During the years ended December 31, 2013 and 2012, we had net liquidations of LIFO inventory layers that decreased cost of sales in each of those years by $17 million and $134 million, respectively.

As of December 31, 2014 and 2013, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $857 million and $6.9 billion, respectively. As of December 31, 2014 and 2013, our non-LIFO inventories accounted for $906 million and $681 million, respectively, of our total inventories.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PROPERTY, PLANT, AND EQUIPMENT

Major classes of property, plant, and equipment, which include capital lease assets, consisted of the following (in millions):

	December 31,
	2014	2013
Land	$396	$404
Crude oil processing facilities	28,054	27,260
Pipeline and terminal facilities	1,955	1,513
Grain processing equipment	779	719
Administrative buildings	800	800
Other	2,596	2,109
Construction in progress	1,353	1,128
Property, plant, and equipment, at cost	35,933	33,933
Accumulated depreciation	(9,198)	(8,226)
Property, plant, and equipment, net	$26,735	$25,707
We have various assets under capital leases that primarily support our refining operations totaling $72 million and $74 million as of December 31, 2014 and 2013, respectively. Accumulated amortization on assets under capital leases was $40 million and $35 million as of December 31, 2014 and 2013, respectively.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $1.2 billion, $1.2 billion, and $1.1 billion, respectively.

9.	DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” primarily includes turnaround and catalyst costs, which are deferred and amortized as discussed in Note 1. Amortization expense for deferred refinery turnaround and catalyst costs and other assets was $489 million, $498 million, and $447 million for the years ended December 31, 2014, 2013, and 2012, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long- Term Liabilities
	December 31,
	2014	2013	2014	2013
Defined benefit plan liabilities (see Note 14)	$48	$30	$792	$507
Wage and other employee-related liabilities	294	257	104	97
Uncertain income tax position liabilities, including related penalties and interest (see Note 16) (a)	—	—	316	205
Environmental liabilities	26	24	269	277
Accrued interest expense	88	90	—	—
Derivative liabilities	—	13	—	—
Asset retirement obligations	20	5	71	26
Other accrued liabilities	120	103	387	217
Accrued expenses and other long-term liabilities	$596	$522	$1,939	$1,329
___________________________
(a) As of December 31, 2014, our total liability for uncertain tax positions, including related penalties and interest, was $484 million, with $168 million classified as a current liability and reflected in “Income taxes payable” and the remaining $316 million classified as a long-term liability and reflected in “Other long-term liabilities” as detailed in this table. As of December 31, 2013, our total liability for uncertain tax positions, including related penalties and interest, was $443 million, with $238 million classified as a current liability and reflected in “Income taxes payable” and the remaining $205 million classified as a long-term liability and reflected in “Other long-term liabilities” as detailed in this table.
Environmental Liabilities
Changes in our environmental liabilities were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$301	$269	$274
Additions to liability	26	67	23
Reductions to liability	—	(1)	(1)
Payments, net of third-party recoveries	(27)	(28)	(29)
Separation of retail business	—	(4)	—
Foreign currency translation	(5)	(2)	2
Balance as of end of year	$295	$301	$269

See Note 12 for further information regarding environmental matters.

Asset Retirement Obligations
We have asset retirement obligations with respect to certain of our refinery assets due to various legal obligations to clean and/or dispose of various component parts of each refinery at the time they are retired.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in our asset retirement obligations were as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$31	$108	$87
Additions to accrual	60	2	14
Revisions in estimated cash flows	—	—	13
Accretion expense	1	2	5
Settlements	(1)	(1)	(11)
Separation of retail business	—	(80)	—
Balance as of end of year	$91	$31	$108

See Note 2 for further information regarding the 2014 additions to accrual related to our Aruba Refinery.

There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	DEBT AND CAPITAL LEASE OBLIGATIONS

Debt, at stated values, and capital lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2014	2013
Bank credit facilities	Various	$—	$—
Senior Notes:
4.5%	2015	400	400
4.75%	2014	—	200
6.125%	2017	750	750
6.125%	2020	850	850
6.625%	2037	1,500	1,500
6.75%	2037	24	24
7.2%	2017	200	200
7.45%	2097	100	100
7.5%	2032	750	750
8.75%	2030	200	200
9.375%	2019	750	750
10.5%	2039	250	250
Debentures:
7.65%	2026	100	100
8.75%	2015	75	75
Gulf Opportunity Zone Revenue Bonds, Series 2010, 4.0%	2040	300	300
Accounts receivable sales facility	2015	100	100
Other debt	2015	26	—
Net unamortized discount, including fair value adjustments		(21)	(24)
Total debt		6,354	6,525
Capital lease obligations, including unamortized fair value adjustments		32	39
Total debt and capital lease obligations		6,386	6,564
Less current portion		(606)	(303)
Debt and capital lease obligations, less current portion		$5,780	$6,261

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

Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as defined in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the Revolver) plus the applicable margin. The interest rate and fees under the Revolver are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt. We are also charged various fees and expenses in connection with the Revolver, including facility fees and letter of credit fees. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. Our debt-to-capitalization ratio, calculated in accordance with the terms of the Revolver, was 12 percent as of December 31, 2014 and 2013.

VLP Revolver
VLP has a $300 million senior unsecured revolving credit facility agreement (the VLP Revolver) with a group of lenders that has a maturity date of December 2018. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero. VLP has the option to increase the aggregate commitments under the VLP Revolver to $500 million, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. VLP may request two additional one-year extensions, subject to certain conditions. VLP may terminate the VLP Revolver with notice to the lenders of at least three business days prior to termination. The VLP Revolver includes sub-facilities for swingline loans and letters of credit. VLP’s obligations under the VLP Revolver will be jointly and severally guaranteed by all of VLP’s directly owned material subsidiaries. As of December 31, 2014, the only guarantor under the VLP Revolver was Valero Partners Operating Co. LLC.

Outstanding borrowings under the VLP Revolver bear interest, at VLP’s option, at either (a) the adjusted LIBO rate (as defined in the VLP Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the VLP Revolver) plus the applicable margin. The VLP Revolver also provides for customary fees, including administrative agent fees, participation fees, and commitment fees. The VLP Revolver contains certain restrictive covenants, including a ratio of total debt to EBITDA (as defined in the VLP Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter, and limitations on VLP’s ability to pay distributions to its unitholders.

Canadian Revolver
One of our Canadian subsidiaries has a C$50 million committed revolving credit facility (the Canadian Revolver) under which it may borrow and obtain letters of credit that has a maturity date of November 2015.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activities Under Our Credit Facilities
During the years ended December 31, 2014 and 2013, we had no borrowings or repayments under the Revolver, the VLP Revolver, or the Canadian Revolver. During the year ended December 31, 2012, we borrowed and repaid $1.1 billion under the Revolver and had no borrowings or repayments under the Canadian Revolver.

Letters of Credit
We had outstanding letters of credit under our committed lines of credit as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	December 31,
				2014		2013
Letter of credit facilities		$550	June 2015		$56		$278
Revolver		$3,000	November 2018		$54		$59
VLP Revolver		$300	December 2018		$—		$—
Canadian Revolver	C$	50	November 2015	C$	10	C$	10
We also have various other uncommitted short-term bank credit facilities. As of December 31, 2014 and 2013, we had no borrowings outstanding under our uncommitted short-term bank credit facilities; however, there were letters of credit outstanding under such facilities of $80 million and $189 million, respectively, for which we are charged letter of credit issuance fees. The uncommitted credit facilities have no commitment fees or compensating balance requirements.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Bank Debt
In February 2015, we made a scheduled debt repayment of $400 million related to our 4.5% senior notes.

During the year ended December 31, 2014, we made a scheduled debt repayment of $200 million related to our 4.75% senior notes.

During the year ended December 31, 2013, we made scheduled debt repayments of $180 million related to our 6.7% senior notes and $300 million related to our 4.75% senior notes.

During the year ended December 31, 2012,

•	we redeemed our Series 1997 5.6%, Series 1998 5.6%, Series 1999 5.7%, Series 2001 6.65%, and Series 1997A 5.45% industrial revenue bonds for $108 million, or 100% of their outstanding stated values;

•	we made scheduled debt repayments of $4 million related to our Series 1997A 5.45% industrial revenue bonds and $750 million related to our 6.875% notes; and

•
we received proceeds of $300 million from the remarketing of the 4.0% Gulf Opportunity Zone Revenue Bonds Series 2010 issued by the Parish of St. Charles, State of Louisiana, which are due December 1, 2040, but are subject to mandatory tender on June 1, 2022.

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

As of December 31, 2014 and 2013, $1.7 billion and $3.3 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt on our balance sheets and proceeds and repayments are reflected as cash flows from financing activities on the statements of cash flows. Changes in the amounts outstanding under our accounts receivable sales facility were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$100	$100	$250
Proceeds from the sale of receivables	—	—	1,500
Repayments	—	—	(1,650)
Balance as of end of year	$100	$100	$100

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Interest
For the years ended December 31, 2014, 2013, and 2012, capitalized interest was $70 million, $118 million, and $220 million, respectively.

Other Disclosures
In addition to the maximum debt-to-capitalization ratio applicable to the Revolver discussed above under “Credit Facilities,” our bank credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.
Principal payments on our debt obligations and future minimum rentals on capital lease obligations as of December 31, 2014 were as follows (in millions):

	Debt	Capital Lease Obligations
2015	$601	$8
2016	—	8
2017	950	6
2018	—	6
2019	750	6
Thereafter	4,074	18
Net unamortized discount and fair value adjustments	(21)	1
Less interest expense	—	(21)
Total	$6,354	$32

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases
We have long-term operating lease commitments for land, office facilities and equipment, transportation equipment, time charters for ocean-going tankers and coastal vessels, dock facilities, and various facilities and equipment used in the storage, transportation, production, and sale of refinery feedstock, refined product and corn inventories.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, our future minimum rentals and minimum rentals to be received under subleases for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in millions):

2015	$314
2016	229
2017	159
2018	131
2019	75
Thereafter	275
Total minimum rental payments	$1,183
Minimum rentals to be received under subleases	$14
Rental expense was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Minimum rental expense	$618	$588	$512
Contingent rental expense	43	47	67
Total rental expense	661	635	579
Less sublease rental income	—	—	(2)
Net rental expense	$661	$635	$577

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

Environmental Matters
Hartford Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and the adjacent shutdown refinery site, which we acquired as part of a prior acquisition. We have been conducting initial mitigation and cleanup with other companies pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The U.S. EPA is seeking further cleanup obligations from us and other potentially responsible parties (PRPs) for the Village. In parallel with the Village cleanup, we are in litigation with the Illinois EPA and other PRPs relating to the remediation of the shutdown refinery site. In each of these matters, we have various defenses and rights for contribution from the other responsible parties. We have accrued for our own expected contribution obligations. However,

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

because of the unpredictable nature of these cleanups and the methodology for allocation of liabilities, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

Regulation of Greenhouse Gases
The U.S. EPA began regulating greenhouse gases (GHG) on January 2, 2011, under the Clean Air Act Amendments of 1990 (Clean Air Act). The U.S. EPA is developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements on new and modified operations. These control requirements may affect a wide range of refinery operations but have not yet been delineated. Any such controls, however, could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

Certain states and foreign governments have pursued regulation of GHG independent of the U.S. EPA. For example, the California Global Warming Solutions Act, also known as AB 32, directs the California Air Resources Board (CARB) to develop and issue regulations to reduce GHG emissions in California to 1990 levels by 2020. CARB has issued a variety of regulations aimed at reaching this goal, including a Low Carbon Fuel Standard (LCFS) as well as a statewide cap-and-trade program. The cap-and-trade program costs are expected to increase significantly beginning in 2015 with the inclusion of transportation fuels in the program. Complying with AB 32, including the LCFS and the cap-and-trade program, could result in material increased compliance costs for us, increased capital expenditures, increased operating costs, and additional operating restrictions for our business, resulting in an increase in the cost of, and decreases in the demand for, the products we produce. To the degree we are unable to recover these increased compliance costs, these matters could have a material adverse effect on our financial position, results of operations, and liquidity.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IRS Audits
As of December 31, 2014, the Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2004 through 2011, as discussed in Note 16. We have received Revenue Agent Reports on our tax years for 2004 through 2009 and we are vigorously contesting many of the tax positions and assertions from the IRS. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with the recorded amounts of unrecognized tax benefits associated with these matters. During the year ended December 31, 2014, we settled the audit related to our 2002 and 2003 tax years and the audit related to a group of our subsidiaries for their 2004 and 2005 tax years consistent with the recorded amounts of uncertain tax position liabilities associated with those audits.

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

Share Activity
For the years ended December 31, 2014, 2013, and 2012, activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2011	673	(117)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	6
Stock repurchases	—	(6)
Stock repurchases under buyback program	—	(4)
Balance as of December 31, 2012	673	(121)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	6
Stock repurchases	—	(6)
Stock repurchases under buyback program	—	(17)
Balance as of December 31, 2013	673	(138)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	4
Stock repurchases	—	(2)
Stock repurchases under buyback program	—	(23)
Balance as of December 31, 2014	673	(159)
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2014 or 2013.

Treasury Stock
We purchase shares of our common stock in open market transactions to meet our obligations under employee stock-based compensation plans. We also purchase shares of our common stock from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 28, 2008, our board of directors approved a $3 billion common stock purchase program, which was in addition to a $6 billion program previously authorized. This additional $3 billion program has no expiration date. During 2013, we completed the $6 billion program. During the years ended December 31, 2014, 2013, and 2012, we purchased $1.2 billion, $692 million, and $118 million, respectively, of our common stock under our programs. As of December 31, 2014, we have approvals under the $3 billion program to purchase approximately $1.5 billion of our common stock. Year to date through February 20, 2015, we have purchased one million shares for $57 million.
Common Stock Dividends
On January 23, 2015, our board of directors declared a quarterly cash dividend of $0.40 per common share payable March 3, 2015 to holders of record at the close of business on February 11, 2015.
Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The following table reflects the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012 (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2014:
Foreign currency translation adjustment	$(407)	$—	$(407)
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(471)	(162)	(309)
Prior service cost	(1)	(1)	—
(Gain) loss reclassified into income related to:
Net actuarial loss	34	12	22
Prior service credit	(40)	(14)	(26)
Curtailment and settlement	3	—	3
Net loss on pension and other postretirement benefits	(475)	(165)	(310)
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(1)	—	(1)
Net loss reclassified into income	2	1	1
Net gain on cash flow hedges	1	1	—
Other comprehensive loss	$(881)	$(164)	$(717)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2013:
Foreign currency translation adjustment	$(98)	$—	$(98)
Pension and other postretirement benefits:
Gain arising during the year related to:
Net actuarial gain	367	125	242
Plan amendments	371	130	241
(Gain) loss reclassified into income related to:
Net actuarial loss	57	20	37
Prior service credit	(33)	(12)	(21)
Settlement	1	—	1
Net gain on pension and other postretirement benefits	763	263	500
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(4)	(2)	(2)
Net loss reclassified into income	2	1	1
Net loss on cash flow hedges	(2)	(1)	(1)
Other comprehensive income	$663	$262	$401

Year Ended December 31, 2012:
Foreign currency translation adjustment	$164	$—	$164
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(228)	(79)	(149)
Prior service cost	(9)	(3)	(6)
(Gain) loss reclassified into income related to:
Net actuarial loss	34	12	22
Prior service credit	(20)	(7)	(13)
Settlement	12	—	12
Net loss on pension and other postretirement benefits	(211)	(77)	(134)
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	45	16	29
Net gain reclassified into income	(73)	(26)	(47)
Net loss on cash flow hedges	(28)	(10)	(18)
Other comprehensive income (loss)	$(75)	$(87)	$12

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2011	$501	$(424)	$19	$96
Other comprehensive income (loss)	164	(134)	(18)	12
Balance as of December 31, 2012	665	(558)	1	108
Other comprehensive income (loss) before reclassifications	(98)	483	(2)	383
Amounts reclassified from accumulated other comprehensive income (loss)	—	17	1	18
Net other comprehensive income (loss)	(98)	500	(1)	401
Separation of retail business	(159)	—	—	(159)
Balance as of December 31, 2013	408	(58)	—	350
Other comprehensive loss before reclassifications	(407)	(309)	(1)	(717)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	1	—
Net other comprehensive loss	(407)	(310)	—	(717)
Balance as of December 31, 2014	$1	$(368)	$—	$(367)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive income (loss) and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components			Affected Line Item in the Statement of Income
	Year Ended December 31,
	2014	2013
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(34)	$(57)	(a)
Prior service credit	40	33	(a)
Curtailment and settlement	(3)	(1)	(a)
	3	(25)	Total before tax
	(2)	8	Tax (expense) benefit
	$1	$(17)	Net of tax

Losses on cash flow hedges:
Commodity contracts	$(2)	$(2)	Cost of sales
	(2)	(2)	Total before tax
	1	1	Tax benefit
	$(1)	$(1)	Net of tax

Total reclassifications for the year	$—	$(18)	Net of tax
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

In February 2013, we announced changes to certain of our U.S. qualified pension plans that cover the majority of our U.S. employees who work in our refining segment and corporate operations. Benefits under our primary pension plan changed from a final average pay formula to a cash balance formula with staged effective dates that commenced either on July 1, 2013 or January 1, 2015 depending on the age and service of the affected employees. All final average pay benefits were frozen as of December 31, 2014, with all future benefits to be earned under the new cash balance formula. These plan amendments resulted in a $328 million decrease to pension liabilities and a related increase to other comprehensive income during the year ended December 31, 2013. The benefit of this remeasurement will be amortized into income through 2025.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Changes in benefit obligation:
Benefit obligation as of beginning of year	$1,914	$2,307	$324	$436
Service cost	120	137	7	12
Interest cost	91	86	15	18
Participant contributions	—	—	7	15
Plan amendments	2	(274)	—	(43)
Curtailment gain	—	(6)	—	—
Benefits paid	(109)	(170)	(30)	(37)
Actuarial (gain) loss	440	(169)	37	(77)
Other	(8)	3	1	—
Benefit obligation as of end of year	$2,450	$1,914	$361	$324

Changes in plan assets(a):
Fair value of plan assets as of beginning of year	$1,909	$1,729	$—	$—
Actual return on plan assets	139	306	—	—
Valero contributions	46	41	20	19
Participant contributions	—	—	7	15
Benefits paid	(109)	(170)	(30)	(37)
Other	(7)	3	3	3
Fair value of plan assets as of end of year	$1,978	$1,909	$—	$—

Reconciliation of funded status(a):
Fair value of plan assets as of end of year	$1,978	$1,909	$—	$—
Less benefit obligation as of end of year	2,450	1,914	361	324
Funded status as of end of year	$(472)	$(5)	$(361)	$(324)

Accumulated benefit obligation	$2,354	$1,811	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2014, the funded status of our pension and other postretirement benefit plans were negatively impacted by a combined actuarial loss of $477 million primarily due to approximately $300 million related to the change in the discount rates of our pension plans to 4.10% from 4.92% and our other postretirement benefit plans to 4.13% from 4.88% as of December 31, 2014 and 2013, respectively, and approximately $100 million related to our adoption of the updated mortality table that reflects longer life expectancies.

Amounts recognized in our balance sheet for our pension and other postretirement benefits plans as of December 31, 2014 and 2013 include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2014	2013	2014	2013
Deferred charges and other assets, net	$7	$208	$—	$—
Accrued expenses	(28)	(11)	(20)	(19)
Other long-term liabilities	(451)	(202)	(341)	(305)
	$(472)	$(5)	$(361)	$(324)

The accumulated benefit obligations for certain of our pension plans exceed the fair values of the assets of those plans. For those plans, the table below presents the total projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets (in millions).

	December 31,
	2014	2013
Projected benefit obligation	$2,288	$215
Accumulated benefit obligation	2,217	168
Fair value of plan assets	1,812	3

Benefit payments that we expect to pay, including amounts related to expected future services, and the anticipated Medicare subsidies that we expect to receive are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2015	$131	$20
2016	127	20
2017	132	21
2018	142	21
2019	189	21
2020-2024	845	108
We plan to contribute approximately $47 million to our pension plans and $20 million to our other postretirement benefit plans during 2015.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$120	$137	$140	$7	$12	$12
Interest cost	91	86	93	15	18	21
Expected return on plan assets	(133)	(131)	(125)	—	—	—
Amortization of:
Prior service cost (credit)	(22)	(19)	3	(18)	(14)	(23)
Net actuarial (gain) loss	35	57	33	(1)	—	1
Special charges (credits)	3	(5)	(3)	—	—	—
Net periodic benefit cost	$94	$125	$141	$3	$16	$11
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

Pre-tax amounts recognized in other comprehensive income were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(434)	$290	$(245)	$(37)	$77	$17
Prior service cost	(1)	—	(9)	—	—	—
Remeasurement due to plan amendments	—	328	—	—	43	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	35	57	33	(1)	—	1
Prior service cost (credit)	(22)	(19)	3	(18)	(14)	(23)
Curtailment and settlement loss	3	1	12	—	—	—
Total changes in other comprehensive income (loss)	$(419)	$657	$(206)	$(56)	$106	$(5)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amounts in accumulated other comprehensive income as of December 31, 2014 and 2013 that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2014	2013	2014	2013
Prior service credit	$(210)	$(233)	$(92)	$(110)
Net actuarial (gain) loss	876	479	(6)	(44)
Total	$666	$246	$(98)	$(154)

The following pre-tax amounts included in accumulated other comprehensive income as of December 31, 2014 are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2015 (in millions):

	Pension Plans	Other Postretirement Benefit Plans
Amortization of prior service credit	$(22)	$(18)
Amortization of net actuarial loss	63	—
Total	$41	$(18)
The weighted-average assumptions used to determine the benefit obligations as of December 31, 2014 and 2013 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2014	2013	2014	2013
Discount rate	4.10%	4.92%	4.13%	4.88%
Rate of compensation increase	3.78%	3.81%	—%	—%

The discount rate assumption used to determine the benefit obligations as of December 31, 2014 and 2013 for the majority of our pension plans and other postretirement benefit plans was based on the Aon Hewitt AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon Hewitt to provide a means for plan sponsors to value the liabilities of their pension plans or postretirement benefit plans. It is a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from one-half year to 99 years. Each bond issue underlying the curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investor Services, Standard and Poor’s Ratings Service, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances among those with average ratings of double-A are included in this yield curve.

We based our December 31, 2014, 2013, and 2012 discount rate assumption on the Aon Hewitt AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.92%	4.33%	5.08%	4.88%	4.19%	4.97%
Expected long-term rate of return on plan assets	7.61%	7.62%	7.67%	—%	—%	—%
Rate of compensation increase	3.81%	3.73%	3.68%	—%	—%	—%

The assumed health care cost trend rates as of December 31, 2014 and 2013 were as follows:

	2014	2013
Health care cost trend rate assumed for the next year	7.36%	7.39%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Assumed health care cost trend rates impact the amounts reported for retiree health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on other postretirement benefits (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	5	(4)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the fair values of the assets of our pension plans (in millions) as of December 31, 2014 and 2013 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value as a practical expedient for fair value. As previously noted, we do not fund or fully fund U.S. nonqualified and certain international pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	Fair Value Measurements Using			Total as of December 31, 2014
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies(a)	$541	$—	$—	$541
International companies	144	—	—	144
Preferred stock	1	1	—	2
Mutual funds:
International growth	119	—	—	119
Index funds(b)	199	—	—	199
Corporate debt instruments	—	263	—	263
Government securities:
U.S. Treasury securities	71	—	—	71
Other government securities	—	100	—	100
Common collective trusts	—	379	—	379
Private fund	—	40	—	40
Insurance contracts	—	18	—	18
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	75	22	—	97
Total	$1,155	$823	$—	$1,978
______________________
See notes on page 98.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using			Total as of December 31, 2013
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies(a)	$529	$—	$—	$529
International companies	155	—	—	155
Preferred stock	2	1	—	3
Mutual funds:
International growth	131	—	—	131
Index funds(b)	160	—	—	160
Corporate debt instruments	—	260	—	260
Government securities:
U.S. Treasury securities	81	—	—	81
Other government securities	—	79	—	79
Common collective trusts	—	373	—	373
Private fund	—	38	—	38
Insurance contracts	—	17	—	17
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	72	6	—	78
Total	$1,135	$774	$—	$1,909
__________________________________

(a)	Equity securities are held in a wide range of industrial sectors, including consumer goods, information technology, healthcare, industrials, and financial services.

(b)	This class includes primarily investments in approximately 60 percent equities and 40 percent bonds.
The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. As of December 31, 2014, the target allocations for plan assets are 70 percent equity securities and 30 percent fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.

The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of a plan’s assets. The underlying assumptions regarding expected rates of return for each asset class reflect Aon Hewitt’s best expectations for these asset classes. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $61 million, $62 million, and $61 million for the years ended December 31, 2014, 2013, and 2012, respectively.

15.	STOCK-BASED COMPENSATION

Under our 2011 Omnibus Stock Incentive Plan (the OSIP), various stock and stock-based awards may be granted to employees and non-employee directors. Awards available under the OSIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, restricted stock that vests over a period determined by our compensation committee, and dividend equivalent rights (DERs). The OSIP was approved by our stockholders on April 28, 2011. As of December 31, 2014, 13,536,081 shares of our common stock remained available to be awarded under the OSIP.

We also maintain other stock-based compensation plans under which previously granted equity awards remain outstanding. No additional grants may be awarded under these plans.
The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense	$60	$64	$58
Tax benefit recognized on stock-based compensation expense	21	22	20
Tax benefit realized for tax deductions resulting from exercises and vestings	64	66	45
Effect of tax deductions in excess of recognized stock-based compensation expense reported as a financing cash flow	47	47	27

Each of our stock-based compensation arrangements is discussed below.

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

The fair value of stock options granted during 2014, 2013, and 2012 were estimated using the Monte Carlo simulation model, as these options contain both a service condition and a market condition in order to be exercised. The expected life of options granted is the period of time from the grant date to the date of expected exercise or other expected settlement. The expected life for each of the years in the table below was calculated using the safe harbor provisions of SEC Staff Accounting Bulletin No. 107 and No. 110 related to share‑based

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments. Because the stock options granted in 2012 and later contain a market condition, historical exercise patterns did not provide a reasonable basis for estimating the expected life. Expected volatility is based on closing prices of our common stock for periods corresponding to the expected life of options granted. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free interest rate used is the implied yield currently available from the U.S. Treasury zero‑coupon issues with a remaining term equal to the expected life of the options at the grant date.
A summary of the weighted-average assumptions used in our fair value measurements is presented in the table below.

	Year Ended December 31,
	2014	2013	2012
Expected life in years	6.0	6.0	6.0
Expected volatility	43.21%	49.63%	49.11%
Expected dividend yield	2.27%	2.27%	2.39%
Risk-free interest rate	1.74%	1.77%	0.85%

A summary of the status of our stock option awards is presented in the table below.

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding as of January 1, 2014	8,558,093	$27.88
Granted	126,095	48.57
Exercised	(2,564,125)	18.64
Expired	(1,449,986)	66.67
Forfeited	(856)	17.68
Outstanding as of December 31, 2014	4,669,221	21.48	4.5	$131

Exercisable as of December 31, 2014	4,315,414	19.99	4.2	127

The following table reflects activity related to our stock options granted (in millions, except per share data):

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value price per share	$17.31	$15.83	$10.98
Intrinsic value of stock options exercised	85	101	78
Cash received from stock option exercises	47	59	59

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, there was $1 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately two years.
Restricted Stock
Restricted stock is granted to employees and non-employee directors. Restricted stock granted to employees vests in accordance with individual written agreements between the participants and us, usually in equal annual installments over a period of three years beginning one year after the date of grant. Restricted stock granted to our non-employee directors generally vests in three years following the date of grant. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2014	2,205,314	$32.23
Granted	969,671	49.40
Vested	(1,402,753)	31.90
Forfeited	(14,082)	32.56
Nonvested shares as of December 31, 2014	1,758,150	41.96
As of December 31, 2014, there was $45 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013, and 2012 was $60 million, $74 million, and $47 million, respectively.

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

Performance awards vest in equal one-third increments (tranches) on an annual basis. Our compensation committee establishes the peer group of companies for each tranche of awards at the beginning of the one year vesting period for that tranche. Therefore, performance awards are not considered to be granted for accounting purposes until our compensation committee establishes the peer group of companies for each tranche of awards. The fair value of each tranche of awards is determined at the time the awards are considered to be granted and is based on the expected conversion rate for those awards and the fair value per share. The fair value per share for awards granted during 2014 is equal to the market price of our common stock on the grant date as these grants include DERs. The fair value per share for awards granted prior to 2014 was equal to the market price of our common stock on the grant date reduced by expected dividends over that tranche’s vesting period as these grants did not include DERs.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our performance awards considered granted is presented below.

	Nonvested Awards	Vested Awards
Awards outstanding as of January 1, 2014	947,165	—
Granted	225,829	—
Vested	(534,028)	534,028
Converted	—	(534,028)
Forfeited	(24,576)	—
Awards outstanding as of December 31, 2014	614,390	—

There were three tranches of performance awards granted during the year ended December 31, 2014 as follows:

	Awards Granted	Expected Conversion Rate	Fair Value Per Share
Third tranche of 2012 awards	99,023	100%	$47.47
Second tranche of 2013 awards	76,232	100%	47.47
First tranche of 2014 awards	50,574	100%	48.57
Total	225,829

As of December 31, 2014, there was $11 million of unrecognized compensation cost related to outstanding unvested performance awards, which will be recognized during 2015. The total fair value of performance awards that vested during the years ended December 31, 2014, 2013, and 2012 was $15 million, $12 million, and $3 million, respectively.

Performance awards converted during the year ended December 31, 2014 were as follows:

	Vested Awards Converted	Actual Conversion Rate	Number of Shares Issued
2010 awards	201,422	100%	201,422
2011 awards	227,571	200%	455,142
2012 awards	102,855	200%	205,710
2013 awards	2,180	200%	4,360
Total	534,028		866,634

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	INCOME TAXES

Income Tax Expense
Income from continuing operations before income tax expense was as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$4,677	$3,531	$4,015
International operations	875	445	725
Income from continuing operations before income tax expense	$5,552	$3,976	$4,740

The following is a reconciliation of income tax expense computed by applying the U.S. federal statutory income tax rate (35 percent for all years presented) to actual income tax expense related to continuing operations (in millions):

	Year Ended December 31,
	2014	2013	2012
Federal income tax expense at the U.S. federal statutory rate	$1,943	$1,392	$1,659
U.S. state income tax expense, net of U.S. federal income tax effect	62	62	64
U.S. manufacturing deduction	(74)	(36)	(33)
International operations	(88)	(69)	(96)
Permanent differences	(16)	(104)	20
Change in tax law	—	(32)	—
Other, net	(50)	41	12
Income tax expense	$1,777	$1,254	$1,626

The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the year ended December 31, 2014 was primarily due to an increase in income from continuing operations from our international operations that was taxed at statutory rates that are lower than in the U.S. and an increase in our U.S. manufacturing deduction. The variation in the customary relationship between income tax expense and income from continuing operations before income tax expense for the year ended December 31, 2013 was primarily due to the $325 million nontaxable gain on the disposition of our retained interest in CST as described in Notes 3 and 11.

There was no income tax expense or benefit related to discontinued operations for the years ended December 31, 2014, 2013, and 2012.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense related to continuing operations were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal	$1,196	$635	$515
U.S. state	59	36	22
International	77	82	126
Total current	1,332	753	663

Deferred:
U.S. federal	268	459	854
U.S. state	36	59	77
International	141	(17)	32
Total deferred	445	501	963
Income tax expense	$1,777	$1,254	$1,626

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred income tax assets:
Tax credit carryforwards	$37	$48
Net operating losses (NOLs)	436	338
Inventories	160	264
Property, plant, and equipment	—	8
Compensation and employee benefit liabilities	358	178
Environmental liabilities	92	92
Other	178	187
Total deferred income tax assets	1,261	1,115
Less: Valuation allowance	(393)	(347)
Net deferred income tax assets	868	768

Deferred income tax liabilities:
Property, plant, and equipment	6,682	6,536
Deferred turnaround costs	356	331
Inventories	426	310
Investments	152	94
Other	73	81
Total deferred income tax liabilities	7,689	7,352
Net deferred income tax liabilities	$6,821	$6,584
We had the following income tax credit and loss carryforwards as of December 31, 2014 (in millions):

	Amount	Expiration
U.S. state income tax credits	$53	2015 through 2027
U.S. state NOLs (gross amount)	6,574	2015 through 2034
International NOLs	1,630	Unlimited

We have recorded a valuation allowance as of December 31, 2014 and 2013 due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain U.S. state income tax credits and NOLs, and international NOLs, before they expire. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. During 2014, the valuation allowance increased by $46 million, primarily due to increases in U.S. state NOLs. The realization of net deferred income tax assets recorded as of December 31, 2014 is primarily dependent upon our ability to generate future taxable income in certain U.S. states and international jurisdictions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Should we ultimately recognize tax benefits related to the valuation allowance for deferred income tax assets as of December 31, 2014, such amounts will be allocated as follows (in millions):

Income tax benefit	$386
Additional paid-in capital	7
Total	$393

Deferred income taxes have not been provided on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of our international subsidiaries based on the determination that such differences are essentially permanent in duration in that the earnings of these subsidiaries are expected to be indefinitely reinvested in the international operations. As of December 31, 2014, the cumulative undistributed earnings of these subsidiaries were approximately $2.9 billion. If those earnings were not considered indefinitely reinvested, deferred income taxes would have been recorded after consideration of U.S. foreign tax credits. It is not practicable to estimate the amount of additional tax that might be payable on those earnings, if distributed.

Unrecognized Tax Benefits
The following is a reconciliation of the change in unrecognized tax benefits, excluding related penalties, interest (net of the U.S. federal and state income tax effects), and the U.S. federal income tax effect of state unrecognized tax benefits (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance as of beginning of year	$950	$341	$326
Additions based on tax positions related to the current year	35	64	11
Additions for tax positions related to prior years	118	576	40
Reductions for tax positions related to prior years	(67)	(26)	(36)
Reductions for tax positions related to the lapse of applicable statute of limitations	(1)	(4)	—
Settlements	(46)	(1)	—
Balance as of end of year	$989	$950	$341

The reconciliation of the change in unrecognized tax benefits for the year ended December 31, 2013 includes $556 million of additions for tax positions primarily related to prior years for tax refunds that we intend to claim by amending our income tax returns for 2005 through 2012. We intend to propose that incentive payments received from the U.S. federal government for blending biofuels into refined products be excluded from taxable income during these periods. However, due to the complexity of this matter and uncertainties with respect to the interpretation of the Internal Revenue Code, we concluded that the refund claims included in the reconciliation below cannot be recognized in our financial statements. As a result, these amounts are not included in our uncertain tax position liabilities as of December 31, 2014 and 2013, even though they are reflected in the table above.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of unrecognized tax benefits reflected in the table above to our uncertain tax position liabilities as of December 31, 2014 and 2013 that are reflected in Note 10 (in millions):

	December 31,
	2014	2013
Unrecognized tax benefits	$989	$950
Tax refund claim not recognized in our financial statements	(554)	(556)
Penalties, interest (net of U.S. federal and state income tax effect), and the U.S. federal income tax effect of state unrecognized tax benefits	49	49
Uncertain tax position liabilities	$484	$443

As of December 31, 2014 and 2013, there were $768 million and $763 million, respectively, of unrecognized tax benefits that if recognized would affect our annual effective tax rate. During the next 12 months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits, excluding interest, by $133 million, either because the tax positions are sustained on audit or because we agree to their disallowance. We do not expect these reductions to have a significant impact on our financial statements because such reductions would not significantly affect our annual effective rate.

Penalties and interest, which are reflected within income tax expense, were immaterial for the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, we recognized $12 million and $23 million, respectively, in penalties and interest. Accrued penalties and interest totaled $141 million and $145 million as of December 31, 2014 and 2013, respectively, excluding the U.S. federal and state income tax effects related to interest.

Tax Returns Under Audit
As of December 31, 2014, our tax years for 2004 through 2011 were under audit by the IRS. The IRS has proposed adjustments to our taxable income for certain open years. We are protesting the proposed adjustments and do not expect that the ultimate disposition of these adjustments will result in a material change to our financial position, results of operations, or liquidity. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with recorded amounts of unrecognized tax benefits associated with these matters.

In December 2014, we paid the final IRS assessment for our tax years 2002 and 2003 and closed the audit related to all proposed adjustments. The amount paid was consistent with the recorded amount of unrecognized tax benefits associated with that audit.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2014		2013		2012
	Restricted Stock	Common Stock	Restricted Stock	Common Stock	Restricted Stock	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$3,694		$2,714		$3,117
Less dividends paid:
Common stock		552		460		358
Nonvested restricted stock		2		2		2
Undistributed earnings		$3,140		$2,252		$2,757
Weighted-average common shares outstanding	2	526	3	542	3	550
Earnings per common share from continuing operations:
Distributed earnings	$1.05	$1.05	$0.85	$0.85	$0.65	$0.65
Undistributed earnings	5.95	5.95	4.13	4.13	4.99	4.99
Total earnings per common share from continuing operations	$7.00	$7.00	$4.98	$4.98	$5.64	$5.64

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$3,694		$2,714		$3,117
Weighted-average common shares outstanding		526		542		550
Common equivalent shares:
Stock options		2		4		4
Performance awards and nonvested restricted stock		2		2		2
Weighted-average common shares outstanding – assuming dilution		530		548		556
Earnings per common share from continuing operations – assuming dilution		$6.97		$4.96		$5.61

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	SEGMENT INFORMATION

We have two reportable segments, refining and ethanol, as of December 31, 2014. Prior to May 1, 2013, we also had a retail segment. As discussed in Note 3, we completed the separation of our retail business, CST, on May 1, 2013. Segment activity related to our retail business prior to the separation is reflected in the retail segment results below. Motor fuel sales to CST, which were eliminated in consolidation prior to the separation, are reported as refining segment operating revenues from external customers after May 1, 2013.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects activity related to continuing operations (in millions):

	Refining	Ethanol	Retail	Corporate	Total
Year ended December 31, 2014:
Operating revenues from external customers	$126,004	$4,840	$—	$—	$130,844
Intersegment revenues	—	100	—	—	100
Depreciation and amortization expense	1,597	49	—	44	1,690
Operating income (loss)	5,884	786	—	(768)	5,902
Total expenditures for long-lived assets	2,750	42	—	30	2,822

Year ended December 31, 2013:
Operating revenues from external customers	129,064	5,114	3,896	—	138,074
Intersegment revenues	2,876	128	—	—	3,004
Depreciation and amortization expense	1,566	45	41	68	1,720
Operating income (loss)	4,211	491	81	(826)	3,957
Total expenditures for long-lived assets	2,597	33	62	65	2,757

Year ended December 31, 2012:
Operating revenues from external customers	122,068	4,317	12,008	—	138,393
Intersegment revenues	8,946	115	—	—	9,061
Depreciation and amortization expense	1,345	42	119	43	1,549
Operating income (loss)	5,484	(47)	348	(741)	5,044
Total expenditures for long-lived assets	3,147	36	164	66	3,413

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

	Year Ended December 31,
	2014	2013	2012
Refining:
Gasolines and blendstocks	$56,846	$57,806	$55,647
Distillates	57,521	56,921	51,095
Petrochemicals	3,759	4,281	3,908
Lubes and asphalts	1,397	1,643	2,033
Other product revenues	6,481	8,413	9,385
Total refining operating revenues	126,004	129,064	122,068
Ethanol:
Ethanol	4,192	4,245	3,545
Distillers grains	648	869	772
Total ethanol operating revenues	4,840	5,114	4,317
Retail:
Fuel sales (gasoline and diesel)	—	3,226	10,045
Merchandise sales and other	—	524	1,649
Home heating oil	—	146	314
Total retail operating revenues	—	3,896	12,008
Total operating revenues	$130,844	$138,074	$138,393
Operating revenues by geographic area are shown in the table below (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our operating revenues.

	Year Ended December 31,
	2014	2013	2012
U.S.	$91,499	$100,418	$99,879
Canada	10,410	9,974	10,376
U.K. and Ireland	14,182	13,675	12,818
Other countries	14,753	14,007	15,320
Total operating revenues	$130,844	$138,074	$138,393

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets include property, plant, and equipment and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following (in millions):

	December 31,
	2014	2013
U.S.	$24,710	$23,572
Canada	2,250	2,260
U.K.	1,206	1,148
Aruba	59	53
Ireland	22	26
Total long-lived assets	$28,247	$27,059

Total assets by reportable segment were as follows (in millions):

	December 31,
	2014	2013
Refining	$40,103	$41,227
Ethanol	954	889
Corporate	4,493	5,144
Total assets	$45,550	$47,260

In March 2014, we purchased an idled corn ethanol plant in Mount Vernon, Indiana for $34 million from a wholly owned subsidiary of Aventine Renewable Energy Holdings, Inc. We resumed production at that plant during the third quarter of 2014. In the fourth quarter of 2014, an independent appraisal of the assets acquired and liabilities assumed and certain other evaluations of the fair values related to the Mount Vernon plant were completed and finalized. The purchase price of the Mount Vernon plant was allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition resulting from this final appraisal and other evaluations. There were no significant adjustments made to the preliminary purchase price allocation.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Decrease (increase) in current assets:
Receivables, net	$2,753	$(753)	$437
Inventories	(1,014)	(13)	(282)
Income taxes receivable	(23)	10	51
Prepaid expenses and other	(32)	2	(28)
Increase (decrease) in current liabilities:
Accounts payable	(3,149)	977	(113)
Accrued expenses	38	53	13
Taxes other than income taxes	(64)	337	(260)
Income taxes payable	(319)	309	(120)
Changes in current assets and current liabilities	$(1,810)	$922	$(302)

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

There were no significant noncash investing activities for the years ended December 31, 2014, 2013 and 2012.

Noncash financing activities for the year ended December 31, 2013 included the exchange of CST’s senior unsecured bonds and the exchange of all of our remaining shares of CST common stock with third-party financial institutions in satisfaction of our short-term debt agreements as described in Note 11. There were no significant noncash financing activities for the years ended December 31, 2014 and 2012.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Interest paid in excess of amount capitalized	$392	$361	$302
Income taxes paid, net	1,624	387	705

Cash flows related to the discontinued operations of the Aruba Refinery were immaterial for the years ended December 31, 2014, 2013, and 2012.

20.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2014 and 2013.

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

	December 31, 2014
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$3,096	$36	$—	$3,132	$(2,907)	$(99)	$126	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	97	—	11	108	n/a	n/a	108	n/a
Total	$3,193	$37	$11	$3,241	$(2,907)	$(99)	$235

Liabilities:
Commodity derivative contracts	$2,886	$34	$—	$2,920	$(2,907)	$(13)	$—	$(25)
Biofuels blending obligation	—	14	—	14	n/a	n/a	14	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Total	$2,886	$53	$—	$2,939	$(2,907)	$(13)	$19

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$499	$38	$—	$537	$(505)	$(7)	$25	$—
Investments of certain benefit plans	98	—	11	109	n/a	n/a	109	n/a
Total	$597	$38	$11	$646	$(505)	$(7)	$134

Liabilities:
Commodity derivative contracts	$492	$24	$—	$516	$(505)	$(6)	$5	$(76)
Biofuels blending obligation	—	11	—	11	n/a	n/a	11	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	8	—	—	8	n/a	n/a	8	n/a
Total	$500	$40	$—	$540	$(505)	$(6)	$29

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

•
Our biofuels blending obligation represents a liability for the purchase of biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce. To the degree we are unable to blend at percentages required under various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. These programs are further described in Note 21 under “Compliance Program Price Risk.” This liability is based on our deficit in biofuel credits as of the balance sheet date, if any, after considering any biofuel credits acquired or under contract, and is equal to the product of the biofuel credits deficit and the market price of these credits as of the balance sheet date. This liability is categorized in Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of December 31, 2014 and 2013 that were measured at fair value on a recurring basis.

There was no activity during the years ended December 31, 2014, 2013, and 2012 related to the fair value amounts categorized in Level 3 as of December 31, 2014, 2013, and 2012.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$3,689	$3,689	$4,292	$4,292
Financial liabilities:
Debt (excluding capital leases)	6,354	7,562	6,525	7,659

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Fair Value Hedges – Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and generally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels. As of December 31, 2014, we had no outstanding commodity derivative instruments that were entered into as fair value hedges.

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable. As of December 31, 2014, we had no outstanding commodity derivative instruments that were entered into as cash flow hedges.

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

As of December 31, 2014, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units, corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	7,532	—
Swaps – short	5,676	—
Futures – long	46,886	—
Futures – short	67,600	—
Natural gas:
Options – long	1,250	—
Corn:
Futures – long	20,815	80
Futures – short	46,585	1,155
Physical contracts – long	25,327	1,081
Soybean oil:
Futures – long	94,920	—
Futures – short	178,920	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of December 31, 2014, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	645	—
Swaps – short	645	—
Futures – long	95,709	5,116
Futures – short	96,897	4,341
Options – long	1,900	—
Options – short	1,200	—
Natural gas:
Futures – long	6,200	—
Futures – short	4,200	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of December 31, 2014 and 2013, or during the years ended December 31, 2014, 2013, or 2012.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of these operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of December 31, 2014, we had commitments to purchase $377 million of U.S. dollars. These commitments matured on or before January 31, 2015 resulting in a gain of $12 million in the first quarter of 2015.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting our operations are those that require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. For the years ended December 31, 2014, 2013, and 2012, the cost of meeting our obligations under these compliance programs was $372 million, $517 million, and $250 million, respectively. These amounts are reflected in cost of sales.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of December 31, 2014 and 2013 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 20 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2014
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$3,096	$2,886
Swaps	Receivables, net	34	31
Options	Receivables, net	2	3
Physical purchase contracts	Inventories	1	5
Total		$3,133	$2,925

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2013
		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$25	$36

Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$474	$455
Swaps	Receivables, net	33	18
Swaps	Prepaid expenses and other	3	—
Swaps	Accrued expenses	—	5
Options	Receivables, net	2	2
Physical purchase contracts	Inventories	—	5
Foreign currency contracts	Accrued expenses	—	8
Total		$512	$493
Total derivatives		$537	$529

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2014	2013	2012
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$(42)	$(12)	$(250)
Gain recognized in income on hedged item	Cost of sales	42	18	183
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	—	6	(67)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2014, 2013, and 2012. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the years ended December 31, 2014 and 2013; however, a gain of $28 million was recognized in income during the year ended December 31, 2012 for hedged firm commitments that no longer qualified as fair value hedges.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2014	2013	2012
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$(1)	$(4)	$45
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of sales	(2)	(2)	73
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	(1)	21	48

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2014, 2013, and 2012. For the year ended December 31, 2014, cash flow hedges primarily related to forward purchases of crude oil, with no cumulative after-tax gains or losses on cash flow hedges remaining in accumulated other comprehensive income. For the years ended December 31, 2014, 2013, and 2012, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2014	2013	2012
Commodity contracts	Cost of sales	$693	$193	$1
Foreign currency contracts	Cost of sales	40	14	(38)

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2014	2013	2012
Commodity contracts	Cost of sales	$38	$21	$(16)
RINs fixed-price contracts	Cost of sales	—	(20)	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013 (in millions, except per share amounts). The amounts shown below differ from those previously reported in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013 and 2014 due to the abandonment of the Aruba Refinery in May 2014 as discussed in Note 2. The results of operations of the Aruba Refinery have been presented as discontinued operations for all periods presented.

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$33,663	$34,914	$34,408	$27,859
Operating income	1,351	1,085	1,670	1,796
Net income	836	593	1,062	1,220
Net income attributable to Valero Energy Corporation stockholders	828	588	1,059	1,155
Earnings per common share	1.55	1.11	2.01	2.22
Earnings per common share – assuming dilution	1.54	1.10	2.00	2.22

	2013 Quarter Ended
	March 31	June 30 (a)	September 30	December 31
Operating revenues	33,474	34,034	36,137	34,429
Operating income	1,058	805	532	1,562
Net income	652	465	324	1,287
Net income attributable to Valero Energy Corporation stockholders	654	466	312	1,288
Earnings per common share	1.18	0.86	0.58	2.39
Earnings per common share – assuming dilution	1.18	0.85	0.57	2.38
____________________

(a)	The separation of our retail business was completed on May 1, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Internal Control over Financial Reporting.
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on Valero’s internal control over financial reporting required by Item 9A appears in Item 8 on page 54 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on Valero’s internal control over financial reporting appears in Item 8 beginning on page 56 of this report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEMS 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders. We will file the proxy statement with the SEC before March 31, 2015.

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
Amended and Restated Bylaws of Valero Energy Corporation - incorporated by reference to Exhibit 3.01 to Valero’s Current Report on Form 8-K dated January 23, 2015 and filed January 30, 2015 (SEC File No. 1-13175).

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

*+10.12	--	Schedule of Indemnity Agreements.

+10.13	--
Form of Change of Control Severance Agreement (Tier I) between Valero Energy Corporation and executive officer - incorporated by reference to Exhibit 10.15 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

*+10.14	--	Schedule of Change of Control Severance Agreements (Tier I).

+10.15	--
Form of Change of Control Severance Agreement (Tier II) between Valero Energy Corporation and executive officer - incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-13175).

*+10.16	--	Schedule of Change of Control Severance Agreements (Tier II).

+10.17	--
Form of Amendment to Change of Control Severance Agreements (to eliminate excise tax gross-up benefit) - incorporated by reference to Exhibit 10.17 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

*+10.18	--	Schedule of Amendments to Change of Control Severance Agreements.

+10.19	--
Form of Performance Share Award Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.19 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-13175).

*+10.20	--	Form of Performance Share Award Agreement (with Dividend Equivalent Award) pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan.

+10.21	--
Form of Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

+10.22	--
Form of Performance Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan - incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

+10.23	--
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

10.26	--
$3,000,000,000 5-Year Second Amended and Restated Revolving Credit Agreement, dated as of November 22, 2013, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein - incorporated by reference to Exhibit 10.27 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-13175).

*12.01	--	Statements of Computations of Ratios of Earnings to Fixed Charges.

14.01	--	Code of Ethics for Senior Financial Officers - incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

*21.01	--	Valero Energy Corporation subsidiaries.

*23.01	--	Consent of KPMG LLP dated February 26, 2015.

*24.01	--	Power of Attorney dated February 26, 2015 (on the signature page of this Form 10-K).

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	--	Audit Committee Pre-Approval Policy.

***101	--	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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

VALERO ENERGY CORPORATION (Registrant)
By:	/s/ Joseph W. Gorder
(Joseph W. Gorder)
Chairman of the Board, President, and Chief Executive Officer
Date: February 26, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph W. Gorder, Michael S. Ciskowski, and Jay D. Browning, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
(Joseph W. Gorder)

/s/ Michael S. Ciskowski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
(Michael S. Ciskowski)

/s/ Jerry D. Choate	Director	February 26, 2015
(Jerry D. Choate)

/s/ Deborah P. Majoras	Director	February 26, 2015
(Deborah P. Majoras)

/s/ Donald L. Nickles	Director	February 26, 2015
(Donald L. Nickles)

/s/ Philip J. Pfeiffer	Director	February 26, 2015
(Philip J. Pfeiffer)

/s/ Robert A. Profusek	Director	February 26, 2015
(Robert A. Profusek)

/s/ Susan Kaufman Purcell	Director	February 26, 2015
(Susan Kaufman Purcell)

/s/ Stephen M. Waters	Director	February 26, 2015
(Stephen M. Waters)

/s/ Randall J. Weisenburger	Director	February 26, 2015
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 26, 2015
(Rayford Wilkins, Jr.)