Form 10-Q
period 2015-03-31
VALERO ENERGY CORP/TX
filed 2015-05-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2015 was 508,621,424.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$4,870	$3,689
Receivables, net	4,924	5,879
Inventories	6,666	6,623
Income taxes receivable	53	97
Deferred income taxes	121	162
Prepaid expenses and other	154	164
Total current assets	16,788	16,614
Property, plant, and equipment, at cost	36,021	35,933
Accumulated depreciation	(9,425)	(9,198)
Property, plant, and equipment, net	26,596	26,735
Deferred charges and other assets, net	2,357	2,201
Total assets	$45,741	$45,550
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$200	$606
Accounts payable	6,010	6,760
Accrued expenses	512	596
Taxes other than income taxes	1,052	1,209
Income taxes payable	546	433
Deferred income taxes	314	376
Total current liabilities	8,634	9,980
Debt and capital lease obligations, less current portion	7,224	5,780
Deferred income taxes	6,624	6,607
Other long-term liabilities	1,917	1,939
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,083	7,116
Treasury stock, at cost; 163,184,575 and 159,202,872 common shares	(8,390)	(8,125)
Retained earnings	22,804	22,046
Accumulated other comprehensive loss	(730)	(367)
Total Valero Energy Corporation stockholders’ equity	20,774	20,677
Noncontrolling interests	568	567
Total equity	21,342	21,244
Total liabilities and equity	$45,741	$45,550
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues	$21,330	$33,663
Costs and expenses:
Cost of sales	18,163	30,630
Operating expenses:
Refining	964	972
Ethanol	120	129
General and administrative expenses	147	160
Depreciation and amortization expense	441	421
Total costs and expenses	19,835	32,312
Operating income	1,495	1,351
Other income, net	24	15
Interest and debt expense, net of capitalized interest	(101)	(100)
Income from continuing operations before income tax expense	1,418	1,266
Income tax expense	450	429
Income from continuing operations	968	837
Loss from discontinued operations	—	(1)
Net income	968	836
Less: Net income attributable to noncontrolling interests	4	8
Net income attributable to Valero Energy Corporation stockholders	$964	$828

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$964	$829
Discontinued operations	—	(1)
Total	$964	$828
Earnings per common share:
Continuing operations	$1.87	$1.55
Discontinued operations	—	—
Total	$1.87	$1.55
Weighted-average common shares outstanding (in millions)	513	531
Earnings per common share – assuming dilution:
Continuing operations	$1.87	$1.54
Discontinued operations	—	—
Total	$1.87	$1.54
Weighted-average common shares outstanding – assuming dilution (in millions)	516	536

Dividends per common share	$0.40	$0.25
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$968	$836

Other comprehensive income (loss):
Foreign currency translation adjustment	(366)	(74)
Net gain (loss) on pension and other postretirement benefits	5	(2)
Net gain on derivative instruments designated and qualifying as cash flow hedges	—	4
Other comprehensive loss before income tax expense	(361)	(72)
Income tax expense related to items of other comprehensive loss	2	1
Other comprehensive loss	(363)	(73)

Comprehensive income	605	763
Less: Comprehensive income attributable to noncontrolling interests	4	8
Comprehensive income attributable to Valero Energy Corporation stockholders	$601	$755
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$968	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	441	421
Deferred income tax expense (benefit)	(61)	88
Changes in current assets and current liabilities	57	(1,088)
Changes in deferred charges and credits and other operating activities, net	28	(13)
Net cash provided by operating activities	1,433	244
Cash flows from investing activities:
Capital expenditures	(458)	(388)
Deferred turnaround and catalyst costs	(240)	(129)
Other investing activities, net	(15)	(41)
Net cash used in investing activities	(713)	(558)
Cash flows from financing activities:
Proceeds from debt issuances	1,446	—
Repayment of debt	(402)	—
Proceeds from the exercise of stock options	15	24
Purchase of common stock for treasury	(325)	(226)
Common stock dividends	(206)	(133)
Distributions to public unitholders of Valero Energy Partners LP	(5)	(1)
Other financing activities, net	3	24
Net cash provided by (used in) financing activities	526	(312)
Effect of foreign exchange rate changes on cash	(65)	(19)
Net increase (decrease) in cash and temporary cash investments	1,181	(645)
Cash and temporary cash investments at beginning of period	3,689	4,292
Cash and temporary cash investments at end of period	$4,870	$3,647
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet as of December 31, 2014 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Reclassification
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented in this report as discontinued operations for the three months ended March 31, 2014. For the three months ended March 31, 2014, the Aruba Refinery had no operating revenues and a $1 million loss before income tax expense.

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

Discontinued Operations
In April 2014, the provisions of Accounting Standards Codification (ASC) Topic 205, “Presentation of Financial Statements,” and ASC Topic 360, “Property, Plant, and Equipment,” were amended to change the criteria for reporting discontinued operations. The provisions of these amendments modify the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. These amendments require additional disclosures about discontinued operations and new disclosures for other disposals of individually material components of an organization that do not meet the definition of a discontinued operation. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. These provisions were effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim periods

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2015 did not affect our financial position or results of operations; however, it may result in changes to the manner in which future dispositions of operations or assets, if any, are presented in our financial statements, or it may require additional disclosures.

New Accounting Pronouncements
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
In February 2015, the provisions of ASC Topic 810, “Consolidation” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations, but will result in additional disclosures.

In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not materially affect our financial position or results of operations; however, our debt issuance costs will be reported in the balance sheet as a direct deduction from “debt and capital lease obligations, less current portion” and excluded from “deferred charges and other assets, net.”

Also in April 2015, the provisions of ASC Topic 715, “Compensation–Retirement Benefits” were amended to provide a practical expedient for the measurement date of an entities’ defined benefit pension or other

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postretirement plans. For an entity with a fiscal year-end that does not coincide with a month-end, the guidance provides a practical expedient that allows the entity to measure the defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. For an entity that has a significant event in an interim period that calls for a remeasurement, the guidance allows an entity to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. These provisions are effective retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.

2.	VALERO ENERGY PARTNERS LP

Valero Energy Partners LP (VLP) is a publicly traded master limited partnership that we formed to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of March 31, 2015, VLP’s assets included crude oil and refined products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of our refineries.

Effective March 1, 2015, we sold to VLP our Houston and St. Charles Terminal Services Business, which owns and operates crude oil, intermediates, and refined products terminals supporting our Houston and St. Charles Refineries. We received (i) cash consideration of $571 million and (ii) 1,908,100 common units representing limited partner interests in VLP and 38,941 general partner units representing general partner interests in VLP having an aggregate value of $100 million. A portion of the cash consideration was funded through a $200 million borrowing by VLP under its revolving credit facility. The remaining cash consideration was funded with $211 million of VLP’s cash on hand and a $160 million borrowing under a subordinated credit agreement between VLP and us, which is eliminated in consolidation as further described below.

The ownership of VLP consisted of the following:

	March 31, 2015	December 31, 2014
Valero:
Limited partner interest	69.6%	68.6%
General partner interest	2.0%	2.0%
Public:
Limited partner interest	28.4%	29.4%

We consolidate the financial statements of VLP into our financial statements and as such, VLP’s cash and temporary cash investments are included in our consolidated cash and temporary cash investments. However, VLP’s cash and temporary cash investments can be used only to settle its obligations. VLP’s cash and temporary cash investments were $28 million and $237 million as of March 31, 2015 and December 31, 2014, respectively. In addition, VLP’s partnership capital attributable to the public’s ownership interest in VLP of $377 million and $375 million as of March 31, 2015 and December 31, 2014, respectively, is reflected in noncontrolling interests.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have agreements with VLP that establish fees for certain general and administrative services, and operational and maintenance services provided by us. In addition, we have a master transportation services agreement and a master terminal services agreement with VLP under which VLP provides commercial pipeline transportation and terminaling services to us. These transactions are eliminated in consolidation.

3.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Refinery feedstocks	$2,646	$2,269
Refined products and blendstocks	3,554	3,926
Ethanol feedstocks and products	231	195
Materials and supplies	235	233
Inventories	$6,666	$6,623

As of March 31, 2015 and December 31, 2014, the replacement cost (market value) of last in, first out (LIFO) inventories exceeded their LIFO carrying amounts by $1.8 billion and $857 million, respectively. As of March 31, 2015 and December 31, 2014, our non-LIFO inventories accounted for $884 million and $906 million, respectively, of our total inventories.

4.	DEBT

Credit Facilities
Revolver
We have a $3 billion revolving credit facility (the Revolver) that matures in November 2018. We have the option to increase the aggregate commitments under the Revolver to $4.5 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of March 31, 2015 and December 31, 2014, we were in compliance with the Revolver’s restrictive covenants.

VLP Revolver
VLP has a $300 million senior unsecured revolving credit facility agreement (the VLP Revolver) that matures in December 2018. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero.

Canadian Revolver
One of our Canadian subsidiaries has a C$50 million committed revolving credit facility (the Canadian Revolver) that matures in November 2015.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activities Under Our Credit Facilities
During the three months ended March 31, 2015 and 2014, we had no borrowings or repayments under the Revolver or the Canadian Revolver. During the three months ended March 31, 2015, VLP borrowed $200 million under the VLP Revolver at an interest rate of 1.4375 percent in connection with VLP’s acquisition of the Houston and St. Charles Terminal Services Business, as further discussed in Note 2, and had no repayments. There were no borrowings or repayments under the VLP Revolver during the the three months ended March 31, 2014. As of March 31, 2015 and December 31, 2014, we had no borrowings outstanding under the Revolver or the Canadian Revolver. As of March 31, 2015, VLP had $200 million of borrowings outstanding under the VLP Revolver, and no amounts outstanding as of December 31, 2014.

Letters of Credit
We had outstanding letters of credit under our committed credit facilities as follows (in millions):

				Amounts Outstanding
	Borrowing Capacity		Expiration	March 31, 2015		December 31, 2014
Letter of credit facilities		$550	June 2015		$—		$56
Revolver		$3,000	November 2018		$64		$54
VLP Revolver		$300	December 2018		$—		$—
Canadian Revolver	C$	50	November 2015	C$	10	C$	10

As of March 31, 2015 and December 31, 2014, we had $204 million and $80 million, respectively, of letters of credit outstanding under our uncommitted short-term bank credit facilities.

Non-Bank Debt
During the three months ended March 31, 2015, we issued $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045. Proceeds from these debt issuances totaled $1.246 billion. We also incurred $12 million of debt issuance costs.

In addition, we made a scheduled debt repayment of $400 million related to our 4.5 percent senior notes during the three months ended March 31, 2015. We made no scheduled debt repayments during the three months ended March 31, 2014.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.5 billion of eligible trade receivables on a revolving basis. This facility matures in July 2015. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2015 and 2014, we had no proceeds from or repayments under our accounts receivable sales facility. As of March 31, 2015 and December 31, 2014, we had $100 million outstanding under our accounts receivable sales facility.

Capitalized Interest
Capitalized interest was $16 million and $17 million for the three months ended March 31, 2015 and 2014, respectively.

5.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and the adjacent shutdown refinery site, which we acquired as part of an acquisition in 2005. We have been conducting initial mitigation and cleanup with other companies pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The U.S. EPA is seeking further cleanup obligations from us and other potentially responsible parties (PRPs) for the Village. In parallel with the Village cleanup, we are in litigation with the Illinois EPA and other PRPs relating to the remediation of the shutdown refinery site. In each of these matters, we have various defenses and rights for contribution from the other responsible parties. We have accrued for our own expected contribution obligations. However, because of the unpredictable nature of these cleanups and the methodology for allocation of liabilities, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

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

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity (in millions):

	Three Months Ended March 31,
	2015			2014
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance as of beginning of period	$20,677	$567	$21,244	$19,460	$486	$19,946
Net income	964	4	968	828	8	836
Dividends	(206)	—	(206)	(133)	—	(133)
Stock-based compensation expense	9	—	9	10	—	10
Tax deduction in excess of stock-based compensation expense	15	—	15	25	—	25
Transactions in connection with stock-based compensation plans:
Stock issuances	15	—	15	24	—	24
Stock repurchases	(50)	—	(50)	(17)	—	(17)
Stock repurchases under buyback program	(287)	—	(287)	(209)	—	(209)
Contributions from noncontrolling interests	—	2	2	—	—	—
Distributions to public unitholders of Valero Energy Partners LP	—	(5)	(5)	—	(1)	(1)
Other comprehensive loss	(363)	—	(363)	(73)	—	(73)
Balance as of end of period	$20,774	$568	$21,342	$19,915	$493	$20,408

The noncontrolling interests relate to third-party ownership interests in VLP and joint venture companies whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Three Months Ended March 31,
	2015		2014
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(159)	673	(138)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	2	—	2
Stock repurchases	—	(1)	—	—
Stock repurchases under buyback program	—	(5)	—	(4)
Balance as of end of period	673	(163)	673	(140)

Treasury Stock
During April 2015, we purchased 1.7 million shares of our common stock for $104 million, $76 million of which was purchased under our stock purchase program.

Common Stock Dividends
On April 30, 2015, our board of directors declared a quarterly cash dividend of $0.40 per common share payable on June 10, 2015 to holders of record at the close of business on May 13, 2015.

Income Tax Effects Related to Components of Other Comprehensive Loss
The tax effects allocated to each component of other comprehensive loss were as follows (in millions):

	Three Months Ended March 31,
	2015			2014
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(366)	$—	$(366)	$(74)	$—	$(74)
Pension and other postretirement benefits:
Amounts reclassified into income related to:
Net actuarial loss	15	5	10	8	3	5
Prior service credit	(10)	(3)	(7)	(10)	(3)	(7)
Net gain (loss) on pension and other postretirement benefits	5	2	3	(2)	—	(2)
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the period	—	—	—	7	2	5
Net gain reclassified into income	—	—	—	(3)	(1)	(2)
Net gain on cash flow hedges	—	—	—	4	1	3
Other comprehensive loss	$(361)	$2	$(363)	$(72)	$1	$(73)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2014	$1	$(368)	$—	$(367)
Other comprehensive loss before reclassifications	(366)	—	—	(366)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net other comprehensive income (loss)	(366)	3	—	(363)
Balance as of March 31, 2015	$(365)	$(365)	$—	$(730)

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2013	$408	$(58)	$—	$350
Other comprehensive income (loss) before reclassifications	(74)	—	5	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	(2)	(4)
Net other comprehensive income (loss)	(74)	(2)	3	(73)
Balance as of March 31, 2014	$334	$(60)	$3	$277

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2015	2014	2015	2014
Three months ended March 31:
Service cost	$27	$30	$2	$2
Interest cost	24	23	4	4
Expected return on plan assets	(33)	(33)	—	—
Amortization of:
Prior service credit	(5)	(5)	(5)	(5)
Net actuarial loss	16	8	—	—
Net periodic benefit cost	$29	$23	$1	$1

Our anticipated contributions to our pension and other postretirement benefit plans during 2015 have not changed from amounts previously disclosed in our financial statements for the year ended December 31, 2014. We contributed $7 million and $10 million, respectively, to our pension plans and $2 million and $4 million, respectively, to our other postretirement benefit plans during the three months ended March 31, 2015 and 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2015		2014
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$964		$829
Less dividends paid:
Common stock		205		132
Participating securities		1		1
Undistributed earnings		$758		$696
Weighted-average common shares outstanding	2	513	2	531
Earnings per common share from continuing operations:
Distributed earnings	$0.40	$0.40	$0.25	$0.25
Undistributed earnings	1.47	1.47	1.30	1.30
Total earnings per common share from continuing operations	$1.87	$1.87	$1.55	$1.55

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$964		$829
Weighted-average common shares outstanding		513		531
Common equivalent shares:
Stock options		2		3
Performance awards and nonvested restricted stock		1		2
Weighted-average common shares outstanding – assuming dilution		516		536
Earnings per common share from continuing operations – assuming dilution		$1.87		$1.54

Participating securities include restricted stock and performance awards granted under our 2011 Omnibus Stock Incentive Plan.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SEGMENT INFORMATION

The following table reflects activity related to our reportable segments (in millions):

	Refining	Ethanol	Corporate	Total
Three months ended March 31, 2015:
Operating revenues from external customers	$20,529	$801	$—	$21,330
Intersegment revenues	—	28	—	28
Operating income (loss)	1,641	12	(158)	1,495

Three months ended March 31, 2014:
Operating revenues from external customers	32,452	1,211	—	33,663
Intersegment revenues	—	25	—	25
Operating income (loss)	1,280	243	(172)	1,351

Total assets by reportable segment were as follows (in millions):

	March 31, 2015	December 31, 2014
Refining	$38,857	$40,103
Ethanol	986	954
Corporate	5,898	4,493
Total assets	$45,741	$45,550

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Decrease (increase) in current assets:
Receivables, net	$892	$958
Inventories	(166)	(1,356)
Income taxes receivable	39	(31)
Prepaid expenses and other	8	—
Increase (decrease) in current liabilities:
Accounts payable	(688)	(299)
Accrued expenses	(80)	(50)
Taxes other than income taxes	(107)	(198)
Income taxes payable	159	(112)
Changes in current assets and current liabilities	$57	$(1,088)

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

There were no significant noncash investing or financing activities for the three months ended March 31, 2015 and 2014.

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Interest paid in excess of amount capitalized	$78	$74
Income taxes paid, net	298	459

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to the discontinued operations of the Aruba Refinery were immaterial for the three months ended March 31, 2014.

11.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2015 and December 31, 2014.

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

	March 31, 2015
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$2,438	$30	$—	$2,468	$(2,443)	$—	$25	$—
Foreign currency contracts	3	—	—	3	n/a	n/a	3	n/a
Investments of certain benefit plans	91	—	11	102	n/a	n/a	102	n/a
Total	$2,532	$30	$11	$2,573	$(2,443)	$—	$130

Liabilities:
Commodity derivative contracts	$2,455	$34	$—	$2,489	$(2,443)	$(46)	$—	$(155)
Environmental credit obligations	—	43	—	43	n/a	n/a	43	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Total	$2,455	$81	$—	$2,536	$(2,443)	$(46)	$47

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$3,096	$36	$—	$3,132	$(2,907)	$(99)	$126	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	97	—	11	108	n/a	n/a	108	n/a
Total	$3,193	$37	$11	$3,241	$(2,907)	$(99)	$235

Liabilities:
Commodity derivative contracts	$2,886	$34	$—	$2,920	$(2,907)	$(13)	$—	$(25)
Environmental credit obligations	—	14	—	14	n/a	n/a	14	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Total	$2,886	$53	$—	$2,939	$(2,907)	$(13)	$19

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

•
Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the California Global Warming Solutions Act (the California cap-and-trade system, also known as AB 32) and Quebec’s Regulation respecting the cap-and-trade system for greenhouse gas emission allowances (the Quebec cap-and-trade system), collectively, the cap-and-trade systems. To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. These programs are further described in Note 12 under “Compliance Program Price Risk.” The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using the market approach based on quoted prices from an independent pricing service.

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of March 31, 2015 and December 31, 2014 that were measured at fair value on a recurring basis.

There was no activity during the three months ended March 31, 2015 and 2014 related to the fair value amounts categorized in Level 3 as of March 31, 2015 and December 31, 2014.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$4,870	$4,870	$3,689	$3,689
Financial liabilities:
Debt (excluding capital leases)	7,393	8,798	6,354	7,562

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Fair Value Hedges – Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and generally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels. As of March 31, 2015, we had no outstanding commodity derivative instruments that were entered into as fair value hedges.

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable. As of March 31, 2015, we had no outstanding commodity derivative instruments that were entered into as cash flow hedges.

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

As of March 31, 2015, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	10,404	—
Swaps – short	9,808	—
Futures – long	48,405	11
Futures – short	55,761	—
Corn:
Futures – long	16,070	80
Futures – short	35,590	1,510
Physical contracts – long	16,786	1,437
Soybean oil:
Futures – long	113,820	—
Futures – short	263,280	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of March 31, 2015, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	3,448	—
Swaps – short	3,448	—
Futures – long	113,258	14,657
Futures – short	113,341	14,657
Options – long	3,650	—
Options – short	4,050	—
Natural gas:
Futures – long	2,500	—
Futures – short	500	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of March 31, 2015 or December 31, 2014, or during the three months ended March 31, 2015 and 2014.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of March 31, 2015, we had commitments to purchase $470 million of U.S. dollars. These commitments matured before April 30, 2015.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs.

Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these biofuel programs was $133 million and $92 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are reflected in cost of sales.

Effective January 1, 2015, we became subject to additional requirements under greenhouse gas emission programs, including the cap-and-trade systems, as discussed in Note 11. Under these cap-and-trade systems, we purchase various greenhouse gas emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we have recovered the majority of these costs from our customers for the three months ended March 31, 2015 and expect to continue to recover the majority of these costs in the future. For the three months ended March 31, 2015 and 2014, the net cost of meeting our obligations under these compliance programs was immaterial.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2015 and December 31, 2014 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2015
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$2,438	$2,455
Swaps	Receivables, net	29	33
Options	Receivables, net	1	1
Physical purchase contracts	Inventories	—	4
Foreign currency contracts	Receivables, net	3	—
Total		$2,471	$2,493

	Balance Sheet Location	December 31, 2014
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$3,096	$2,886
Swaps	Receivables, net	34	31
Options	Receivables, net	2	3
Physical purchase contracts	Inventories	1	5
Total		$3,133	$2,925
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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2015	2014
Commodity contracts:
Loss recognized in income on derivatives	Cost of sales	$—	$(31)
Gain recognized in income on hedged item	Cost of sales	—	30
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	—	(1)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2015 and 2014. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three months ended March 31, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2015	2014
Commodity contracts:
Gain recognized in OCI on derivatives (effective portion)		$—	$7
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	—	3
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	—	(4)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2014. For the three months ended March 31, 2015, there were no cumulative after-tax gains or losses on cash flow hedges remaining in accumulated other comprehensive income. For the three months ended March 31, 2015 and 2014, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain Recognized in Income on Derivatives	Three Months Ended March 31,
		2015	2014
Commodity contracts	Cost of sales	$64	$4
Foreign currency contracts	Cost of sales	22	9

Trading Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2015	2014
Commodity contracts	Cost of sales	$20	$(1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, and the euro relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2014 that is incorporated by reference herein.
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

OVERVIEW AND OUTLOOK

Overview
For the first quarter of 2015, we reported net income attributable to Valero stockholders from continuing operations of $964 million, or $1.87 per share (assuming dilution), compared to $829 million, or $1.54 per share (assuming dilution), for the first quarter of 2014. The increase of $135 million was due primarily to the increase of $144 million in our operating income as shown in the table below (in millions).

	Three Months Ended March 31,
	2015	2014	Change
Operating income (loss) by business segment:
Refining	$1,641	$1,280	$361
Ethanol	12	243	(231)
Corporate	(158)	(172)	14
Total	$1,495	$1,351	$144

The $361 million increase in refining segment operating income in the first quarter of 2015 compared to the first quarter of 2014 was due to higher margins on gasoline and other refined products (e.g., petroleum coke and sulfur) relative to Brent crude oil, partially offset by lower discounts for most sweet and sour crude oils relative to Brent crude oil. In addition, lower natural gas costs in the first quarter of 2015 favorably impacted our refining segment operating income compared to the first quarter of 2014. Our ethanol segment operating income decreased $231 million in the first quarter of 2015 compared to the first quarter of 2014 due to significantly lower ethanol margins that resulted from lower ethanol prices (which were impacted by lower gasoline prices) and lower co-product prices. Corn feedstock costs declined in the first quarter of 2015 compared to the first quarter of 2014, but the decline was not as significant as the decline in ethanol prices, which resulted in lower ethanol margins.
In March 2015, we issued $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045, and our consolidated subsidiary, Valero Energy Partners LP, borrowed $200 million under its revolving credit facility, (the VLP Revolver), as further described in Note 4 of Condensed Notes to Consolidated Financial Statements.
Additional details and analysis of the changes in the operating income of our business segments and other components of net income attributable to Valero stockholders are provided below under “RESULTS OF OPERATIONS.”
Outlook
Energy markets and margins were volatile during the first quarter of 2015, and we expect them to continue to be volatile in the near to mid-term. Below is a summary of factors that have impacted or may impact our results of operations during the second quarter of 2015:

•	Refining margins are expected to improve slightly in the second quarter, particularly gasoline margins, partially offset by narrower crude oil discounts.

•	Ethanol margins are expected to remain relatively depressed as long as gasoline prices remain low.

•	The market price of biofuel credits (primarily RINs) is expected to remain volatile during 2015.

•	A further decline in market prices of crude oil and refined products may negatively impact the carrying value of our inventories.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended March 31,
	2015	2014 (a)	Change
Operating revenues	$21,330	$33,663	$(12,333)
Costs and expenses:
Cost of sales	18,163	30,630	(12,467)
Operating expenses:
Refining	964	972	(8)
Ethanol	120	129	(9)
General and administrative expenses	147	160	(13)
Depreciation and amortization expense:
Refining	417	397	20
Ethanol	13	12	1
Corporate	11	12	(1)
Total costs and expenses	19,835	32,312	(12,477)
Operating income	1,495	1,351	144
Other income, net	24	15	9
Interest and debt expense, net of capitalized interest	(101)	(100)	(1)
Income from continuing operations before income tax expense	1,418	1,266	152
Income tax expense	450	429	21
Income from continuing operations	968	837	131
Loss from discontinued operations	—	(1)	1
Net income	968	836	132
Less: Net income attributable to noncontrolling interests	4	8	(4)
Net income attributable to Valero Energy Corporation stockholders	$964	$828	$136

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$964	$829	$135
Discontinued operations	—	(1)	1
Total	$964	$828	$136

Earnings per common share – assuming dilution:
Continuing operations	$1.87	$1.54	$0.33
Discontinued operations	—	—	—
Total	$1.87	$1.54	$0.33
________________
See note references on page 37.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2015	2014 (a)	Change
Refining:
Operating income	$1,641	$1,280	$361
Throughput margin per barrel (b)	$12.39	$10.90	$1.49
Operating costs per barrel:
Operating expenses	3.95	3.99	(0.04)
Depreciation and amortization expense	1.71	1.64	0.07
Total operating costs per barrel	5.66	5.63	0.03
Operating income per barrel	$6.73	$5.27	$1.46

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude oil	430	478	(48)
Medium/light sour crude oil	377	510	(133)
Sweet crude oil	1,145	1,063	82
Residuals	257	203	54
Other feedstocks	176	128	48
Total feedstocks	2,385	2,382	3
Blendstocks and other	325	319	6
Total throughput volumes	2,710	2,701	9

Yields (thousand barrels per day):
Gasolines and blendstocks	1,316	1,296	20
Distillates	1,027	1,024	3
Other products (c)	406	415	(9)
Total yields	2,749	2,735	14
_______________
See note references on page 37.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2015	2014	Change
U.S. Gulf Coast: (a)
Operating income	$872	$883	$(11)
Throughput volumes (thousand barrels per day)	1,527	1,584	(57)

Throughput margin per barrel (b)	$11.98	$11.47	$0.51
Operating costs per barrel:
Operating expenses	3.83	3.61	0.22
Depreciation and amortization expense	1.81	1.67	0.14
Total operating costs per barrel	5.64	5.28	0.36
Operating income per barrel	$6.34	$6.19	$0.15

U.S. Mid-Continent:
Operating income	$317	$230	$87
Throughput volumes (thousand barrels per day)	432	398	34

Throughput margin per barrel (b)	$13.82	$12.60	$1.22
Operating costs per barrel:
Operating expenses	3.96	4.45	(0.49)
Depreciation and amortization expense	1.70	1.73	(0.03)
Total operating costs per barrel	5.66	6.18	(0.52)
Operating income per barrel	$8.16	$6.42	$1.74

North Atlantic:
Operating income	$370	$198	$172
Throughput volumes (thousand barrels per day)	495	470	25

Throughput margin per barrel (b)	$12.45	$9.47	$2.98
Operating costs per barrel:
Operating expenses	2.98	3.71	(0.73)
Depreciation and amortization expense	1.17	1.07	0.10
Total operating costs per barrel	4.15	4.78	(0.63)
Operating income per barrel	$8.30	$4.69	$3.61

U.S. West Coast:
Operating income (loss)	$82	$(31)	$113
Throughput volumes (thousand barrels per day)	256	249	7

Throughput margin per barrel (b)	$12.33	$7.24	$5.09
Operating costs per barrel:
Operating expenses	6.57	6.34	0.23
Depreciation and amortization expense	2.18	2.29	(0.11)
Total operating costs per barrel	8.75	8.63	0.12
Operating income (loss) per barrel	$3.58	$(1.39)	$4.97

Total refining operating income	$1,641	$1,280	$361
_______________
See note references on page 37.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended March 31,
	2015	2014	Change
Feedstocks:
Brent crude oil	$55.13	$107.90	$(52.77)
Brent less West Texas Intermediate (WTI) crude oil	6.57	9.18	(2.61)
Brent less Alaska North Slope (ANS) crude oil	1.44	2.05	(0.61)
Brent less Louisiana Light Sweet (LLS) crude oil	3.76	2.90	0.86
Brent less Mars crude oil	7.43	6.42	1.01
Brent less Maya crude oil	11.00	18.44	(7.44)
LLS crude oil	51.37	105.00	(53.63)
LLS less Mars crude oil	3.67	3.52	0.15
LLS less Maya crude oil	7.24	15.54	(8.30)
WTI crude oil	48.56	98.72	(50.16)

Natural gas (dollars per million British thermal units (MMBtu))	2.77	5.23	(2.46)

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	7.69	1.78	5.91
Ultra-low-sulfur diesel less Brent	15.74	15.16	0.58
Propylene less Brent	13.10	2.63	10.47
CBOB gasoline less LLS	11.45	4.68	6.77
Ultra-low-sulfur diesel less LLS	19.50	18.06	1.44
Propylene less LLS	16.86	5.53	11.33
U.S. Mid-Continent:
CBOB gasoline less WTI	14.70	13.10	1.60
Ultra-low-sulfur diesel less WTI	22.53	25.87	(3.34)
North Atlantic:
CBOB gasoline less Brent	8.05	5.39	2.66
Ultra-low-sulfur diesel less Brent	22.05	22.61	(0.56)
U.S. West Coast:
CARBOB 87 gasoline less ANS	19.40	10.20	9.20
CARB diesel less ANS	19.16	17.44	1.72
CARBOB 87 gasoline less WTI	24.53	17.33	7.20
CARB diesel less WTI	24.29	24.57	(0.28)
New York Harbor corn crush (dollars per gallon)	0.13	1.20	(1.07)
_______________
See note references on page 37.

Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2015	2014	Change
Ethanol:
Operating income	$12	$243	$(231)
Production (thousand gallons per day)	3,776	3,095	681

Gross margin per gallon of production (b)	$0.43	$1.38	$(0.95)
Operating costs per gallon of production:
Operating expenses	0.35	0.46	(0.11)
Depreciation and amortization expense	0.04	0.05	(0.01)
Total operating costs per gallon of production	0.39	0.51	(0.12)
Operating income per gallon of production	$0.04	$0.87	$(0.83)
_______________
See note references below.

The following notes relate to references on pages 33 through 37.

(a)
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented as discontinued operations and the operating highlights for the refining segment and the U.S. Gulf Coast region exclude the Aruba Refinery for the three months ended March 31, 2014.

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

General
Operating revenues decreased $12.3 billion (or 37 percent) and cost of sales decreased $12.5 billion (or 41 percent) in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a decrease in refined product prices and crude oil feedstock costs, respectively. As a result, operating income increased $144 million in the first quarter of 2015 compared to the first quarter of 2014 with refining segment operating income increasing by $361 million and ethanol segment operating income decreasing by $231 million. In addition, corporate expenses decreased by $14 million. The reasons for these changes in the operating results of our segments and corporate expenses, as well as other items that affected our income, are discussed below.
Refining
Refining segment operating income increased $361 million from $1.3 billion in the first quarter of 2014 to $1.6 billion in the first quarter of 2015, due primarily to a $373 million increase in refining margin and an $8 million decrease in operating expenses, partially offset by a $20 million increase in depreciation and amortization expense.

Refining margin increased $373 million (a $1.49 per barrel increase) for the first quarter of 2015 compared to the first quarter of 2014, due primarily to the following:

•
Increase in gasoline margins - We experienced an increase in gasoline margins throughout all our regions during the first quarter of 2015 compared to the first quarter of 2014. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $7.69 per barrel during the first quarter of 2015 compared to $1.78 per barrel during the first quarter of 2014, representing a favorable increase of $5.91 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB gasoline that was $19.40 per barrel during the first quarter of 2015 compared to $10.20 per barrel during the first quarter of 2014, representing a favorable increase of $9.20 per barrel. We estimate that the increase in gasoline margins per barrel during the first quarter of 2015 compared to the first quarter of 2014 had a positive impact of approximately $470 million for all refining regions.

•
Increase in other refined products margins - We experienced an increase in the margins of other refined products (such as petroleum coke and sulfur) relative to Brent crude oil during the first quarter of 2015 compared to the first quarter of 2014. Margins for other refined products were higher during the first quarter of 2015 due to the decrease in the cost of crude oils during the period compared to the first quarter of 2014. Because the market price for our other refined products remains relatively stable, we benefit when the cost of crude oils that we process decline. For example, the benchmark price of Brent crude oil was $55.13 per barrel for the first quarter of 2015 compared to $107.90 per barrel for the first quarter of 2014. We estimate that the increase in other refined products margins during the first quarter of 2015 compared to the first quarter of 2014 had a positive impact of approximately $450 million.

•
Lower discounts on light sweet crude oils and sour crude oils - Because the market prices for refined products generally tracks the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. For the first quarter of 2015, the discount in the price of most light sweet crude oils and sour crude oils narrowed compared to the price of Brent crude oil. For example, WTI crude oil processed in our U.S. Gulf Coast region, which is a type of light sweet crude oil, sold at a discount of $6.57 per barrel to Brent crude oil for the first quarter of 2015 compared to $9.18 per barrel for the first quarter of 2014, representing an unfavorable decrease of $2.61 per barrel. Another example is Maya crude oil, which is a sour crude oil, that sold at a discount of $11.00 per barrel to Brent crude oil during the first quarter of 2015 compared to $18.44 per barrel during the first quarter of 2014, representing an unfavorable decrease of $7.44 per barrel. We estimate that the discounts for light sweet crude oils and sour crude oils that we processed during the first quarter of 2015 had an unfavorable impact of approximately $110 million and $350 million, respectively.

The decrease of $8 million in operating expenses was primarily due to a $78 million decrease in energy costs related to lower natural gas prices ($2.77 per MMBtu for the first quarter of 2015 compared to $5.23 per MMBtu for the first quarter of 2014), partially offset by the effect of $34 million of favorable sales and ad valorem tax settlements in the first quarter of 2014 and a $14 million increase in maintenance expense primarily related to higher levels of routine maintenance activities during the first quarter of 2015.
The increase of $20 million in depreciation and amortization expense was primarily associated with the impact from new capital projects that began operating subsequent to the first quarter of 2014.

Ethanol
Ethanol segment operating income was $12 million in the first quarter of 2015 compared to $243 million in the first quarter of 2014. The $231 million decrease in operating income was due primarily to a $239 million decrease in gross margin (a $0.95 per gallon decrease), partially offset by a $9 million decrease in operating expenses.
Ethanol segment gross margin per gallon decreased to $0.43 per gallon in the first quarter of 2015 from $1.38 per gallon in the first quarter of 2014 due primarily to the following:

•
Lower ethanol prices - Ethanol prices were lower in the first quarter of 2015 primarily due to the decrease in crude oil and gasoline prices in the first quarter of 2015 as compared to the first quarter of 2014. For example, the New York Harbor ethanol price was $1.53 per gallon in the first quarter of 2015 compared to $2.85 per gallon in the first quarter of 2014. The decrease in the price of ethanol per gallon during the first quarter of 2015 had an unfavorable impact to our ethanol margin of approximately $320 million.

•
Lower co-product prices - The decrease in corn prices in the first quarter of 2015 compared to the first quarter of 2014 had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. The decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $30 million.

•
Lower corn prices - Corn prices were lower in the first quarter of 2015 compared to the first quarter of 2014 due to a higher domestic corn yield realized during the 2014 fall harvest. For example, the Chicago Board of Trade corn price was $3.85 per bushel in the first quarter of 2015 compared to $4.53 per bushel in the first quarter of 2014. The decrease in the price of corn that we processed during the first quarter of 2015 favorably impacted our ethanol margin by approximately $80 million.

•
Increased production volumes - Ethanol margin was favorably impacted by increased production volumes of 681,000 gallons per day in the first quarter of 2015 compared to the first quarter of 2014. Production volumes in the first quarter of 2014 were negatively impacted by weather-related rail disruptions. In addition, production volumes in the first quarter of 2015 were positively impacted by production volumes from our Mount Vernon plant, which began operations in August 2014. The increase in production volumes had a favorable impact to our ethanol margin of approximately $25 million.

Corporate Expenses and Other
General and administrative expenses decreased $13 million from the first quarter of 2014 to the first quarter of 2015 primarily due to a favorable legal settlement in the first quarter of 2015.
Income tax expense increased $21 million from the first quarter of 2014 to the first quarter of 2015 primarily due to higher income from continuing operations before income tax expense, partially offset by the favorable impact of tax audit settlements and a higher benefit from our U.S. manufacturing deduction.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 2015 and 2014
Net cash provided by operating activities for the first three months of 2015 was $1.4 billion compared to $244 million for the first three months of 2014. The increase in net cash provided by operating activities was due primarily to a $1.1 billion favorable effect from changes in working capital between the periods. The changes in cash provided by or used for working capital during the first three months of 2015 and 2014 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the first three months of 2015, along with $1.45 billion in proceeds from the issuance of debt of $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045 and borrowings under the VLP Revolver of $200 million as discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, were used mainly to:

•	fund $698 million of capital expenditures and deferred turnaround and catalyst costs;

•	make note repayments of $400 million related to our 4.5 percent senior notes and $2 million related to other non-bank debt;

•	purchase common stock for treasury of $325 million;

•	pay common stock dividends of $206 million; and

•	increase available cash on hand by $1.2 billion.

The net cash provided by operating activities during the first three months of 2014, along with $645 million from available cash on hand, was used mainly to:

•	fund $517 million of capital expenditures and deferred turnaround and catalyst costs;

•	purchase common stock for treasury of $226 million; and

•	pay common stock dividends of $133 million.
Capital Investments
For 2015, we expect to incur approximately $1.95 billion for capital expenditures and approximately $700 million for deferred turnaround and catalyst costs. The capital expenditure estimate excludes expenditures related to potential strategic acquisitions and joint venture arrangements. We continuously evaluate our capital budget and make changes as conditions warrant.

We hold an option until January 2016 to purchase a 50 percent interest in the Diamond Pipeline project, a 440-mile, 20-inch crude oil pipeline that is projected to provide capacity of up to 200,000 barrels per day of domestic sweet crude oil from the Plains Cushing, Oklahoma terminal to our Memphis Refinery. The Diamond Pipeline project is currently being constructed by a third party for an estimated $900 million and is expected to be completed in 2017.

Contractual Obligations
As of March 31, 2015, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the three months ended March 31, 2015.
As of March 31, 2015, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. In March 2015, the actual availability under the facility fell below the facility borrowing capacity to $1.3 billion primarily due to a decline in eligible trade receivables as a result of a decrease in the market prices of the finished products that we produce.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. All of the ratings on our senior unsecured debt are at or above investment grade level as follows:

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
Other Commercial Commitments
As of March 31, 2015, we had outstanding letters of credit under our committed credit facilities as follows (in millions):

	Borrowing Capacity		Expiration	Outstanding Letters of Credit
Letter of credit facilities		$550	June 2015		$—
Revolver		$3,000	November 2018		$64
VLP Revolver		$300	December 2018		$—
Canadian Revolver	C$	50	November 2015	C$	10

As of March 31, 2015, we had no amounts borrowed under the Revolver or the Canadian Revolver, and $200 million of borrowings outstanding under the VLP Revolver. The letters of credit outstanding as of March 31, 2015 expire in 2015 through 2017.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
As of March 31, 2015, we have approximately $1.2 billion of our common stock remaining to be purchased under our $3 billion common stock purchase program, but we have no obligation to make purchases under this program. During April 2015, we purchased 1.3 million shares for $76 million under this stock purchase program.

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

Tax Matters
The Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2006 through 2011, and we have received Revenue Agent Reports (RARs) in connection with the audits for tax years 2006 through 2009. We are contesting certain tax positions and assertions included in the RARs and continue to make significant progress in resolving certain of these matters with the IRS. During the three months ended March 31, 2015, we settled the audit related to our 2004 and 2005 tax years consistent with the recorded amounts of uncertain tax position liabilities associated with those audits. In addition, we expect to settle our audits for tax years 2006 through 2007 within the next 12 months and we believe they will be settled for amounts that do not exceed the recorded amounts of uncertain tax position liabilities associated with those audits. Total uncertain tax position liabilities did not change significantly during the three months ended March 31, 2015. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of March 31, 2015, $1.0 billion of our cash and temporary cash investments was held by our international subsidiaries.
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2015, there were no significant changes to our critical accounting policies since the date our annual report on Form 10‑K for the year ended December 31, 2014 was filed.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
March 31, 2015:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(39)	$—
10% decrease in underlying commodity prices	39	—

December 31, 2014:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(127)	(2)
10% decrease in underlying commodity prices	126	7

See Note 12 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2015.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits and greenhouse gas emission credits needed to comply with various governmental and regulatory programs. To manage these risks, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of March 31, 2015, there was an immaterial amount of gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of March 31, 2015 or December 31, 2014.

	March 31, 2015
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
Debt:
Fixed rate	$75	$—	$950	$—	$750	$5,324	$7,099	$8,478
Average interest rate	8.8%	—%	6.4%	—%	9.4%	6.3%	6.6%
Floating rate	$120	$—	$—	$200	$—	$—	$320	$320
Average interest rate	1.8%	—%	—%	1.4%	—%	—%	1.6%

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
Debt:
Fixed rate	$475	$—	$950	$—	$750	$4,074	$6,249	$7,436
Average interest rate	5.2%	—%	6.4%	—%	9.4%	6.9%	7.0%
Floating rate	$126	$—	$—	$—	$—	$—	$126	$126
Average interest rate	2.0%	—%	—%	—%	—%	—%	2.0%
FOREIGN CURRENCY RISK
As of March 31, 2015, we had commitments to purchase $470 million of U.S. dollars. Our market risk was minimal on these contracts, as all of them matured on or before April 30, 2015.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2014.
Litigation
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this Report included in Note 5 of Condensed Notes to Consolidated Financial Statements under the caption “Litigation Matters.”

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2015	261,856	$47.54	261,856	—	$1.5 billion
February 2015	1,140,460	$57.18	455,745	684,715	$1.4 billion
March 2015	3,988,937	$62.00	2,313	3,986,624	$1.2 billion
Total	5,391,253	$60.28	719,914	4,671,339	$1.2 billion

(a)
The shares reported in this column represent purchases settled in the first quarter of 2015 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans, and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On February 28, 2008, we announced that our board of directors authorized our repurchase of up to $3 billion of our outstanding common stock. This authorization has no expiration date. The $1.2 billion amount stated above describes the approximate dollar value of shares that may yet be purchased under that authorization as of March 31, 2015.

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
Date: May 7, 2015