Form 10-Q
period 2015-06-30
VALERO ENERGY CORP/TX
filed 2015-08-06
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2015 was 497,111,806.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$5,764	$3,689
Receivables, net	5,799	5,879
Inventories	6,618	6,623
Income taxes receivable	13	97
Deferred income taxes	141	162
Prepaid expenses and other	157	164
Total current assets	18,492	16,614
Property, plant, and equipment, at cost	36,444	35,933
Accumulated depreciation	(9,710)	(9,198)
Property, plant, and equipment, net	26,734	26,735
Deferred charges and other assets, net	2,373	2,201
Total assets	$47,599	$45,550
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$150	$606
Accounts payable	7,315	6,760
Accrued expenses	529	596
Taxes other than income taxes	1,207	1,209
Income taxes payable	349	433
Deferred income taxes	315	376
Total current liabilities	9,865	9,980
Debt and capital lease obligations, less current portion	7,199	5,780
Deferred income taxes	6,640	6,607
Other long-term liabilities	1,889	1,939
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,076	7,116
Treasury stock, at cost; 173,777,130 and 159,202,872 common shares	(9,054)	(8,125)
Retained earnings	23,953	22,046
Accumulated other comprehensive loss	(529)	(367)
Total Valero Energy Corporation stockholders’ equity	21,453	20,677
Noncontrolling interests	553	567
Total equity	22,006	21,244
Total liabilities and equity	$47,599	$45,550
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$25,118	$34,914	$46,448	$68,577
Costs and expenses:
Cost of sales	21,394	32,167	39,557	62,797
Operating expenses:
Refining	935	967	1,899	1,939
Ethanol	108	111	228	240
General and administrative expenses	178	170	325	330
Depreciation and amortization expense	425	414	866	835
Total costs and expenses	23,040	33,829	42,875	66,141
Operating income	2,078	1,085	3,573	2,436
Other income, net	8	12	32	27
Interest and debt expense, net of capitalized interest	(113)	(98)	(214)	(198)
Income from continuing operations before income tax expense	1,973	999	3,391	2,265
Income tax expense	608	343	1,058	772
Income from continuing operations	1,365	656	2,333	1,493
Loss from discontinued operations	—	(63)	—	(64)
Net income	1,365	593	2,333	1,429
Less: Net income attributable to noncontrolling interests	14	5	18	13
Net income attributable to Valero Energy Corporation stockholders	$1,351	$588	$2,315	$1,416

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$1,351	$651	$2,315	$1,480
Discontinued operations	—	(63)	—	(64)
Total	$1,351	$588	$2,315	$1,416
Earnings per common share:
Continuing operations	$2.67	$1.23	$4.53	$2.78
Discontinued operations	—	(0.12)	—	(0.12)
Total	$2.67	$1.11	$4.53	$2.66
Weighted-average common shares outstanding (in millions)	505	529	509	530
Earnings per common share – assuming dilution:
Continuing operations	$2.66	$1.22	$4.52	$2.77
Discontinued operations	—	(0.12)	—	(0.12)
Total	$2.66	$1.10	$4.52	$2.65
Weighted-average common shares outstanding – assuming dilution (in millions)	508	534	512	535

Dividends per common share	$0.40	$0.25	$0.80	$0.50
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,365	$593	$2,333	$1,429

Other comprehensive income (loss):
Foreign currency translation adjustment	197	150	(169)	76
Net gain (loss) on pension and other postretirement benefits	6	—	11	(2)
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges	—	(3)	—	1
Other comprehensive income (loss) before income tax expense (benefit)	203	147	(158)	75
Income tax expense (benefit) related to items of other comprehensive income (loss)	2	(2)	4	(1)
Other comprehensive income (loss)	201	149	(162)	76

Comprehensive income	1,566	742	2,171	1,505
Less: Comprehensive income attributable to noncontrolling interests	14	5	18	13
Comprehensive income attributable to Valero Energy Corporation stockholders	$1,552	$737	$2,153	$1,492
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,333	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	866	835
Aruba Refinery asset retirement expense and other	—	63
Deferred income tax expense (benefit)	(82)	73
Changes in current assets and current liabilities	615	(1,024)
Changes in deferred charges and credits and other operating activities, net	30	2
Net cash provided by operating activities	3,762	1,378
Cash flows from investing activities:
Capital expenditures	(828)	(954)
Deferred turnaround and catalyst costs	(400)	(369)
Other investing activities, net	14	(43)
Net cash used in investing activities	(1,214)	(1,366)
Cash flows from financing activities:
Proceeds from debt issuances	1,446	—
Repayment of debt	(477)	(200)
Proceeds from the exercise of stock options	20	32
Purchase of common stock for treasury	(992)	(455)
Common stock dividends	(409)	(266)
Contributions from noncontrolling interests	1	14
Distributions to noncontrolling interests (public unitholders) of Valero Energy Partners LP	(9)	(4)
Distributions to other noncontrolling interest	(25)	—
Other financing activities, net	13	52
Net cash used in financing activities	(432)	(827)
Effect of foreign exchange rate changes on cash	(41)	3
Net increase (decrease) in cash and temporary cash investments	2,075	(812)
Cash and temporary cash investments at beginning of period	3,689	4,292
Cash and temporary cash investments at end of period	$5,764	$3,480
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet as of December 31, 2014 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented as discontinued operations for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, the Aruba Refinery had no operating revenues and a $63 million and $64 million loss before income tax expense, respectively, primarily related to asset retirement obligations. There was no tax benefit recognized for the loss from discontinued operations for the three and six months ended June 30, 2014 as we do not expect to realize this tax benefit.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the ASC and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date of the new standard by one year. As a result, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the standard, or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is permitted, but not before the original effective date, which was for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.
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

In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not materially affect our financial position or results of operations; however, our debt issuance costs associated with issued debt will be reported in the balance sheet as a direct deduction from “debt and capital lease obligations, less current portion” and excluded from “deferred charges and other assets, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also in April 2015, the provisions of ASC Topic 715, “Compensation–Retirement Benefits” were amended to provide a practical expedient for the measurement date of an entities’ defined benefit pension or other postretirement plans. For an entity with a fiscal year-end that does not coincide with a month-end, the guidance provides a practical expedient that allows the entity to measure the defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. For an entity that has a significant event in an interim period that calls for a remeasurement, the guidance allows an entity to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. These provisions are effective retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.

In May 2015, the FASB amended the provisions of ASC Topic 820, “Fair Value Measurements,” to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured using the net asset value per share practical expedient and limits those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations, but will result in revised disclosures.

In July 2015, the provisions of ASC Topic 330, “Inventory” were amended to simplify the measurement of inventory. The guidance does not apply to inventory where the cost of such inventory is measured using the last-in, first-out (LIFO) or the retail inventory methods. The guidance applies to inventory where the cost of such inventory is measured using the first-in, first-out (FIFO) or average cost methods, and it requires the inventory to be measured at the lower of cost and net realizable value rather than the lower of cost or market. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal, and transportation. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2017 is not expected to affect our financial position or results of operations.

2.	VALERO ENERGY PARTNERS LP

Valero Energy Partners LP (VLP) is a publicly traded master limited partnership that we formed to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of June 30, 2015, VLP’s assets included crude oil and refined products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of our refineries.

Effective March 1, 2015, we contributed to VLP our Houston and St. Charles Terminal Services Business, which owns and operates crude oil, intermediates, and refined products terminals supporting our Houston and St. Charles Refineries. We received (i) cash consideration of $571 million and (ii) 1,908,100 common units representing limited partner interests in VLP and 38,941 general partner units representing general partner interests in VLP having an aggregate value of $100 million. A portion of the cash consideration was

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funded through a $200 million borrowing by VLP under its revolving credit facility. The remaining cash consideration was funded with $211 million of VLP’s cash on hand and a $160 million borrowing under a subordinated credit agreement between VLP and us, which is eliminated in consolidation as further described below.

The ownership of VLP consisted of the following:

	June 30, 2015	December 31, 2014
Valero:
Limited partner interest	69.6%	68.6%
General partner interest	2.0%	2.0%
Public:
Limited partner interest	28.4%	29.4%

We consolidate the financial statements of VLP into our financial statements and as such, VLP’s cash and temporary cash investments are included in our consolidated cash and temporary cash investments. However, VLP’s cash and temporary cash investments can be used only to settle its obligations. VLP’s cash and temporary cash investments were $52 million and $237 million as of June 30, 2015 and December 31, 2014, respectively. In addition, VLP’s partnership capital attributable to the public’s ownership interest in VLP of $381 million and $375 million as of June 30, 2015 and December 31, 2014, respectively, is reflected in noncontrolling interests.

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

3.	INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Refinery feedstocks	$2,600	$2,269
Refined products and blendstocks	3,571	3,926
Ethanol feedstocks and products	206	195
Materials and supplies	241	233
Inventories	$6,618	$6,623

As of June 30, 2015 and December 31, 2014, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $3.0 billion and $857 million, respectively. As of June 30, 2015 and December 31, 2014, our non-LIFO inventories accounted for $927 million and $906 million, respectively, of our total inventories.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DEBT

Credit Facilities
Revolver
We have a $3 billion revolving credit facility (the Revolver) that matures in November 2018. We have the option to increase the aggregate commitments under the Revolver to $4.5 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. The Revolver has certain restrictive covenants, including a maximum debt-to-capitalization ratio of 60 percent. As of June 30, 2015 and December 31, 2014, we were in compliance with the Revolver’s restrictive covenants.

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

Activities Under Our Credit Facilities
As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the Revolver or the Canadian Revolver.

During the six months ended June 30, 2015, VLP borrowed $200 million under the VLP Revolver in connection with VLP’s acquisition of the Houston and St. Charles Terminal Services Business, as further discussed in Note 2. The VLP Revolver bears interest at a variable rate, which was 1.4375 percent as of June 30, 2015. As of June 30, 2015, VLP had $200 million of borrowings outstanding under the VLP Revolver, but on July 1, 2015, VLP repaid $25 million on the VLP Revolver. No borrowings were outstanding on the VLP Revolver as of December 31, 2014.

Letters of Credit
Letters of credit issued under our committed credit facilities were as follows (in millions):

				Amounts Issued
	Borrowing Capacity		Expiration	June 30, 2015		December 31, 2014
Letter of credit facility		$250	June 2015		$—		$56
Revolver		$3,000	November 2018		$63		$54
VLP Revolver		$300	December 2018		$—		$—
Canadian Revolver	C$	50	November 2015	C$	10	C$	10

In June 2015, one of our committed letter of credit facilities with a borrowing capacity of $300 million expired and was not renewed. The remaining committed letter of credit facility was amended in July 2015 to extend the maturity date to June 2016 and reduce the borrowing capacity from $250 million to $125 million.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2015 and December 31, 2014, there were $263 million and $80 million, respectively, of letters of credit issued under our uncommitted short-term bank credit facilities.
Non-Bank Debt
During the six months ended June 30, 2015, we issued $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045. Proceeds from these debt issuances totaled $1.246 billion. We also incurred $12 million of debt issuance costs.

In addition, during the six months ended June 30, 2015, we made scheduled debt repayments of $400 million related to our 4.5 percent senior notes and $75 million related to our 8.75 percent debentures. During the six months ended June 30, 2014, we made a scheduled debt repayment of $200 million related to our 4.75 percent senior notes.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis. In July 2015, we amended our agreement to decrease the facility from $1.5 billion to $1.4 billion and extended the maturity date to July 2016. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of June 30, 2015 and December 31, 2014, we had $100 million outstanding under our accounts receivable sales facility.

Capitalized Interest
Capitalized interest was $16 million and $18 million for the three months ended June 30, 2015 and 2014, respectively, and $32 million and $35 million for the six months ended June 30, 2015 and 2014, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and the adjacent shutdown refinery site, which we acquired as part of an acquisition in 2005. We have been conducting initial mitigation and cleanup with other companies pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The parties involved in the initial Village cleanup may have further claims between themselves for costs already incurred. In parallel with the Village cleanup, we are in litigation with the Illinois EPA and other potentially responsible parties relating to the remediation of the shutdown refinery site. In each of these matters, we have various defenses and rights for contribution from the other responsible parties. We have accrued for our own expected contribution obligations. However, because of the unpredictable nature of these cleanups, the methodology for allocation of liabilities and the state of Illinois’ failure to directly sue third parties responsible for historic contamination at the site, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

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

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to the noncontrolling interests, and total equity (in millions):

	Six Months Ended June 30,
	2015			2014
	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity	Valero Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance as of beginning of period	$20,677	$567	$21,244	$19,460	$486	$19,946
Net income	2,315	18	2,333	1,416	13	1,429
Dividends	(409)	—	(409)	(266)	—	(266)
Stock-based compensation expense	18	—	18	21	—	21
Tax deduction in excess of stock-based compensation expense	27	—	27	31	—	31
Transactions in connection with stock-based compensation plans:
Stock issuances	20	—	20	32	—	32
Stock purchases	(105)	—	(105)	(76)	—	(76)
Stock purchases under repurchase program	(928)	—	(928)	(483)	—	(483)
Contributions from noncontrolling interests	—	2	2	—	14	14
Distributions to noncontrolling interests	—	(34)	(34)	—	(4)	(4)
Other comprehensive income (loss)	(162)	—	(162)	76	—	76
Balance as of end of period	$21,453	$553	$22,006	$20,211	$509	$20,720

The noncontrolling interests relate to third-party ownership interests in VLP and joint venture companies whose financial statements we consolidate due to our controlling interests.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Six Months Ended June 30,
	2015		2014
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(159)	673	(138)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	2	—	2
Stock purchases	—	(2)	—	(1)
Stock purchases under repurchase program	—	(15)	—	(7)
Balance as of end of period	673	(174)	673	(144)

Treasury Stock
On July 13, 2015, our board of directors authorized our repurchase of an additional $2.5 billion of our outstanding common stock with no expiration date.

Common Stock Dividends
On July 13, 2015, our board of directors declared a quarterly cash dividend of $0.40 per common share payable on September 2, 2015 to holders of record at the close of business on August 4, 2015.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Three Months Ended June 30,
	2015			2014
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$197	$—	$197	$150	$—	$150
Pension and other postretirement benefits:
Amounts reclassified into income related to:
Net actuarial loss	16	6	10	9	3	6
Prior service credit	(10)	(4)	(6)	(9)	(5)	(4)
Net gain on pension and other postretirement benefits	6	2	4	—	(2)	2
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the period	—	—	—	(3)	—	(3)
Net loss on cash flow hedges	—	—	—	(3)	—	(3)
Other comprehensive income	$203	$2	$201	$147	$(2)	$149

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2015			2014
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(169)	$—	$(169)	$76	$—	$76
Pension and other postretirement benefits:
Amounts reclassified into income related to:
Net actuarial loss	31	11	20	17	6	11
Prior service credit	(20)	(7)	(13)	(19)	(8)	(11)
Net gain (loss) on pension and other postretirement benefits	11	4	7	(2)	(2)	—
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the period	—	—	—	4	2	2
Net gain reclassified into income	—	—	—	(3)	(1)	(2)
Net gain on cash flow hedges	—	—	—	1	1	—
Other comprehensive income (loss)	$(158)	$4	$(162)	$75	$(1)	$76

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains and (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2014	$1	$(368)	$—	$(367)
Other comprehensive loss before reclassifications	(169)	—	—	(169)
Amounts reclassified from accumulated other comprehensive loss	—	7	—	7
Net other comprehensive income (loss)	(169)	7	—	(162)
Balance as of June 30, 2015	$(168)	$(361)	$—	$(529)

Balance as of December 31, 2013	$408	$(58)	$—	$350
Other comprehensive income before reclassifications	76	—	2	78
Amounts reclassified from accumulated other comprehensive income	—	—	(2)	(2)
Net other comprehensive income	76	—	—	76
Balance as of June 30, 2014	$484	$(58)	$—	$426

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2015	2014	2015	2014
Three months ended June 30:
Service cost	$28	$30	$2	$1
Interest cost	25	23	3	4
Expected return on plan assets	(34)	(33)	—	—
Amortization of:
Prior service credit	(6)	(5)	(4)	(4)
Net actuarial loss	15	9	—	—
Net periodic benefit cost	$28	$24	$1	$1

Six months ended June 30:
Service cost	$55	$60	$4	$3
Interest cost	49	46	7	8
Expected return on plan assets	(67)	(66)	—	—
Amortization of:
Prior service credit	(11)	(10)	(9)	(9)
Net actuarial loss	31	17	—	—
Net periodic benefit cost	$57	$47	$2	$2

Our anticipated contributions to our pension and other postretirement benefit plans during 2015 have not changed from amounts previously disclosed in our financial statements for the year ended December 31, 2014. We contributed $21 million and $22 million, respectively, to our pension plans and $6 million and $9 million, respectively, to our other postretirement benefit plans during the six months ended June 30, 2015 and 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,
	2015		2014
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$1,351		$651
Less dividends paid on common stock		203		133
Undistributed earnings		$1,148		$518
Weighted-average common shares outstanding	2	505	2	529
Earnings per common share from continuing operations:
Distributed earnings	$0.40	$0.40	$0.25	$0.25
Undistributed earnings	2.27	2.27	0.98	0.98
Total earnings per common share from continuing operations	$2.67	$2.67	$1.23	$1.23

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$1,351		$651
Weighted-average common shares outstanding		505		529
Common equivalent shares:
Stock options		2		3
Performance awards and nonvested restricted stock		1		2
Weighted-average common shares outstanding – assuming dilution		508		534
Earnings per common share from continuing operations – assuming dilution		$2.66		$1.22

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2015		2014
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share from continuing operations:
Net income attributable to Valero stockholders from continuing operations		$2,315		$1,480
Less dividends paid:
Common stock		408		265
Participating securities		1		1
Undistributed earnings		$1,906		$1,214
Weighted-average common shares outstanding	2	509	2	530
Earnings per common share from continuing operations:
Distributed earnings	$0.80	$0.80	$0.50	$0.50
Undistributed earnings	3.73	3.73	2.28	2.28
Total earnings per common share from continuing operations	$4.53	$4.53	$2.78	$2.78

Earnings per common share from continuing operations – assuming dilution:
Net income attributable to Valero stockholders from continuing operations		$2,315		$1,480
Weighted-average common shares outstanding		509		530
Common equivalent shares:
Stock options		2		3
Performance awards and nonvested restricted stock		1		2
Weighted-average common shares outstanding – assuming dilution		512		535
Earnings per common share from continuing operations – assuming dilution		$4.52		$2.77

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SEGMENT INFORMATION

The following table reflects activity related to our reportable segments (in millions):

	Refining	Ethanol	Corporate	Total
Three months ended June 30, 2015:
Operating revenues from external customers	$24,350	$768	$—	$25,118
Intersegment revenues	—	37	—	37
Operating income (loss)	2,161	108	(191)	2,078

Three months ended June 30, 2014:
Operating revenues from external customers	33,457	1,457	—	34,914
Intersegment revenues	—	9	—	9
Operating income (loss)	1,079	187	(181)	1,085

Six months ended June 30, 2015:
Operating revenues from external customers	44,879	1,569	—	46,448
Intersegment revenues	—	65	—	65
Operating income (loss)	3,802	120	(349)	3,573

Six months ended June 30, 2014:
Operating revenues from external customers	65,909	2,668	—	68,577
Intersegment revenues	—	34	—	34
Operating income (loss)	2,359	430	(353)	2,436

Total assets by reportable segment were as follows (in millions):

	June 30, 2015	December 31, 2014
Refining	$39,813	$40,103
Ethanol	961	954
Corporate	6,825	4,493
Total assets	$47,599	$45,550

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Decrease (increase) in current assets:
Receivables, net	$77	$837
Inventories	(19)	(721)
Income taxes receivable	79	(16)
Prepaid expenses and other	7	11
Increase (decrease) in current liabilities:
Accounts payable	575	(707)
Accrued expenses	(75)	12
Taxes other than income taxes	15	(71)
Income taxes payable	(44)	(369)
Changes in current assets and current liabilities	$615	$(1,024)

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

There were no significant noncash investing activities for the six months ended June 30, 2015 and 2014. Noncash financing activities for the six months ended June 30, 2015 included an accrual of $41 million for the purchase of 675,000 shares of our common stock, which was settled in early July 2015. Noncash financing activities for the six months ended June 30, 2014 included an accrual of $104 million for the purchase of 2,000,000 shares of our common stock, which was settled in early July 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Interest paid in excess of amount capitalized	$202	$197
Income taxes paid, net	1,079	1,054

Cash flows related to the discontinued operations of the Aruba Refinery were immaterial for the six months ended June 30, 2014.

11.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2015 and December 31, 2014.

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

	June 30, 2015
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$234	$14	$—	$248	$(203)	$—	$45	$—
Physical purchase contracts	—	7	—	7	n/a	n/a	7	n/a
Foreign currency contracts	3	—	—	3	n/a	n/a	3	n/a
Investments of certain benefit plans	83	—	11	94	n/a	n/a	94	n/a
Total	$320	$21	$11	$352	$(203)	$—	$149

Liabilities:
Commodity derivative contracts	$207	$12	$—	$219	$(203)	$(16)	$—	$(62)
Environmental credit obligations	—	16	—	16	n/a	n/a	16	n/a
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$209	$29	$—	$238	$(203)	$(16)	$19

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$3,096	$36	$—	$3,132	$(2,907)	$(99)	$126	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	97	—	11	108	n/a	n/a	108	n/a
Total	$3,193	$37	$11	$3,241	$(2,907)	$(99)	$235

Liabilities:
Commodity derivative contracts	$2,886	$34	$—	$2,920	$(2,907)	$(13)	$—	$(25)
Environmental credit obligations	—	14	—	14	n/a	n/a	14	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Total	$2,886	$53	$—	$2,939	$(2,907)	$(13)	$19

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

There were no transfers between Level 1 and Level 2 for assets and liabilities held as of June 30, 2015 and December 31, 2014 that were measured at fair value on a recurring basis.

There was no activity during the three and six months ended June 30, 2015 and 2014 related to the fair value amounts categorized in Level 3 as of June 30, 2015 and December 31, 2014.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$5,764	$5,764	$3,689	$3,689
Financial liabilities:
Debt (excluding capital leases)	7,319	8,334	6,354	7,562

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Fair Value Hedges – Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories, and generally represents the amount by which our inventories differ from our previous year-end LIFO inventory levels. As of June 30, 2015, we had no outstanding commodity derivative instruments that were entered into as fair value hedges.

•
Cash Flow Hedges – Cash flow hedges are used to hedge price volatility in certain forecasted feedstock and refined product purchases, refined product sales, and natural gas purchases. The objective of our cash flow hedges is to lock in the price of forecasted feedstock, refined product, or natural gas purchases or refined product sales at existing market prices that we deem favorable. As of June 30, 2015, we had no outstanding commodity derivative instruments that were entered into as cash flow hedges.

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

As of June 30, 2015, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	12,933	400
Swaps – short	12,355	300
Futures – long	50,688	448
Futures – short	61,555	400
Corn:
Futures – long	27,520	85
Futures – short	54,560	2,915
Physical contracts – long	28,091	3,142
Soybean oil:
Futures – long	174,000	—
Futures – short	268,980	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions related to future results of operations and cash flows.

As of June 30, 2015, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as natural gas contracts that are presented in billions of British thermal units).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2015	2016
Crude oil and refined products:
Swaps – long	3,521	180
Swaps – short	3,521	180
Futures – long	27,485	500
Futures – short	29,540	—
Options – long	3,600	—
Options – short	3,912	—
Natural gas:
Futures – long	2,150	—
Futures – short	—	—

Interest Rate Risk
Our primary market risk exposure for changes in interest rates relates to our debt obligations. We manage our exposure to changing interest rates through the use of a combination of fixed-rate and floating-rate debt. In addition, at times we have used interest rate swap agreements to manage our fixed to floating interest rate position by converting certain fixed-rate debt to floating-rate debt. We had no interest rate derivative instruments outstanding as of June 30, 2015 or December 31, 2014, or during the three and six months ended June 30, 2015 and 2014.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes, and therefore they are classified as economic hedges. As of June 30, 2015, we had commitments to purchase $574 million of U.S. dollars. These commitments matured before July 31, 2015.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs.

Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these biofuel programs was $55 million and $91 million for the three months ended June 30, 2015 and 2014, respectively, and $188 million and $183 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are reflected in cost of sales.

Effective January 1, 2015, we became subject to additional requirements under greenhouse gas emission programs, including the cap-and-trade systems, as discussed in Note 11. Under these cap-and-trade systems, we purchase various greenhouse gas emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we have recovered the majority of these costs from our customers for the six months ended June 30, 2015 and expect to continue to recover the majority of these costs in the future. For the three and six months ended June 30, 2015 and 2014, the net cost of meeting our obligations under these compliance programs was immaterial.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2015 and December 31, 2014 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2015
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$234	$207
Swaps	Receivables, net	12	12
Options	Receivables, net	2	—
Physical purchase contracts	Inventories	7	1
Foreign currency contracts	Receivables, net	3	—
Foreign currency contracts	Accrued expenses	—	2
Total		$258	$222

	Balance Sheet Location	December 31, 2014
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$3,096	$2,886
Swaps	Receivables, net	34	31
Options	Receivables, net	2	3
Physical purchase contracts	Inventories	1	5
Total		$3,133	$2,925
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

VALERO ENERGY CORPORATION
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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity contracts:
Gain (loss) recognized in income on derivatives	Cost of sales	$—	$5	$—	$(26)
Gain (loss) recognized in income on hedged item	Cost of sales	—	(5)	—	25
Loss recognized in income on derivatives (ineffective portion)	Cost of sales	—	—	—	(1)

For fair value hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2015 and 2014. There were no amounts recognized in income for hedged firm commitments that no longer qualified as fair value hedges during the three and six months ended June 30, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity contracts:
Gain (loss) recognized in OCI on derivatives (effective portion)		$—	$(3)	$—	$4
Gain reclassified from accumulated OCI into income (effective portion)	Cost of sales	—	—	—	3
Gain (loss) recognized in income on derivatives (ineffective portion)	Cost of sales	—	3	—	(1)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, there were no cumulative after-tax gains or losses on cash flow hedges remaining in accumulated other comprehensive income. For the three and six months ended June 30, 2015 and 2014,

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedge accounting.

Derivatives Designated as Economic Hedges and Other Derivative Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity contracts	Cost of sales	$(27)	$(136)	$37	$(132)
Foreign currency contracts	Cost of sales	(15)	(32)	7	(23)

Trading Derivatives	Location of Gain Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity contracts	Cost of sales	$1	$4	$21	$3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND OUTLOOK

Overview
For the second quarter of 2015, we reported net income attributable to Valero stockholders from continuing operations of $1.4 billion, or $2.66 per share (assuming dilution), compared to $651 million, or $1.22 per share (assuming dilution), for the second quarter of 2014. The increase of $700 million was due primarily to the increase of $993 million in our operating income as shown in the table below (in millions).

	Three Months Ended June 30,
	2015	2014	Change
Operating income (loss) by business segment:
Refining	$2,161	$1,079	$1,082
Ethanol	108	187	(79)
Corporate	(191)	(181)	(10)
Total	$2,078	$1,085	$993

The $1.1 billion increase in refining segment operating income in the second quarter of 2015 compared to the second quarter of 2014 was due to higher margins on gasoline and other refined products (e.g., petroleum coke, propane, and sulfur) relative to Brent crude oil, partially offset by lower discounts on sour crude oils relative to Brent crude oil. In addition, lower natural gas costs in the second quarter of 2015 favorably impacted our refining segment operating income compared to the second quarter of 2014. Our ethanol segment operating income decreased $79 million in the second quarter of 2015 compared to the second quarter of 2014 due to significantly lower ethanol margins that resulted from lower ethanol prices (which were impacted by lower gasoline prices) and lower co-product prices. Corn feedstock costs declined in the second quarter of 2015 compared to the second quarter of 2014, but the decline was not as significant as the decline in ethanol prices, which resulted in lower ethanol margins.

For the first six months of 2015, we reported net income attributable to Valero stockholders from continuing operations of $2.3 billion, or $4.52 per share (assuming dilution), compared to $1.5 billion, or $2.77 per share (assuming dilution) for the first six months of 2014. The increase of $835 million was due primarily to the increase of $1.1 billion in our operating income as shown in the table below (in millions).

	Six Months Ended June 30,
	2015	2014	Change
Operating income (loss) by business segment:
Refining	$3,802	$2,359	$1,443
Ethanol	120	430	(310)
Corporate	(349)	(353)	4
Total	$3,573	$2,436	$1,137
The $1.4 billion increase in refining segment operating income in the first six months of 2015 compared to the first six months of 2014 was due to higher margins on gasoline and other refined products (e.g., petroleum coke, propane, and sulfur) relative to Brent crude oil, partially offset by lower discounts for most sweet and sour crude oils relative to Brent crude oil. In addition, lower natural gas costs in the first six months of 2015 favorably impacted our refining segment operating income compared to the first six months of 2014. Our ethanol segment operating income decreased $310 million in the first six months 2015 compared to the first six months of 2014 due to significantly lower ethanol margins that resulted from lower ethanol prices (which were impacted by lower gasoline prices) and lower co-product prices. Corn feedstock costs declined in the first six months of 2015 compared to the first six months of 2014, but the decline was not as significant as the decline in ethanol prices, which resulted in lower ethanol margins.

Additional details and analysis of the changes in the operating income of our business segments and other components of net income attributable to Valero stockholders are provided below under “RESULTS OF OPERATIONS.”

In March 2015, we issued $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045, and our consolidated subsidiary, Valero Energy Partners LP (VLP), borrowed $200 million under its revolving credit facility (the VLP Revolver), as further described in Note 4 of Condensed Notes to Consolidated Financial Statements. On July 1, 2015, VLP repaid $25 million on the VLP Revolver.

On July 13, 2015, our board of directors authorized our repurchase of an additional $2.5 billion of our outstanding common stock with no expiration date.

Outlook
Energy markets and margins were volatile during the first six months of 2015, and we expect them to continue to be volatile in the near to mid-term. Below is a summary of factors that have impacted or may impact our results of operations during the third quarter of 2015:

•
Refining margins are expected to be volatile as gasoline margins are projected to follow the seasonal trend and decline from current levels and crude oil discounts are expected to widen due to an anticipated increase in crude oil available in the market resulting from the start of the fall refinery maintenance season.

•	Ethanol margins are expected to remain depressed as long as gasoline prices remain low.

•	The market price of biofuel credits (primarily RINs) is expected to remain volatile during 2015 until final target volumes are set by the U.S. EPA.

•	A decline in market prices of crude oil and refined products may negatively impact the carrying value of our inventories.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except per share amounts)

	Three Months Ended June 30,
	2015	2014	Change
Operating revenues	$25,118	$34,914	$(9,796)
Costs and expenses:
Cost of sales	21,394	32,167	(10,773)
Operating expenses:
Refining	935	967	(32)
Ethanol	108	111	(3)
General and administrative expenses	178	170	8
Depreciation and amortization expense:
Refining	408	391	17
Ethanol	4	12	(8)
Corporate	13	11	2
Total costs and expenses	23,040	33,829	(10,789)
Operating income	2,078	1,085	993
Other income, net	8	12	(4)
Interest and debt expense, net of capitalized interest	(113)	(98)	(15)
Income from continuing operations before income tax expense	1,973	999	974
Income tax expense	608	343	265
Income from continuing operations	1,365	656	709
Loss from discontinued operations (a)	—	(63)	63
Net income	1,365	593	772
Less: Net income attributable to noncontrolling interests	14	5	9
Net income attributable to Valero Energy Corporation stockholders	$1,351	$588	$763

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$1,351	$651	$700
Discontinued operations	—	(63)	63
Total	$1,351	$588	$763

Earnings per common share – assuming dilution:
Continuing operations	$2.66	$1.22	$1.44
Discontinued operations	—	(0.12)	0.12
Total	$2.66	$1.10	$1.56
________________
See note references on page 40.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2015	2014	Change
Refining (a):
Operating income	$2,161	$1,079	$1,082
Throughput margin per barrel (b)	$13.71	$9.84	$3.87
Operating costs per barrel:
Operating expenses	3.66	3.90	(0.24)
Depreciation and amortization expense	1.59	1.58	0.01
Total operating costs per barrel	5.25	5.48	(0.23)
Operating income per barrel	$8.46	$4.36	$4.10

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude oil	448	428	20
Medium/light sour crude oil	468	472	(4)
Sweet crude oil	1,177	1,084	93
Residuals	269	235	34
Other feedstocks	131	152	(21)
Total feedstocks	2,493	2,371	122
Blendstocks and other	315	350	(35)
Total throughput volumes	2,808	2,721	87

Yields (thousand barrels per day):
Gasolines and blendstocks	1,368	1,318	50
Distillates	1,087	1,034	53
Other products (c)	394	405	(11)
Total yields	2,849	2,757	92
_______________
See note references on page 40.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2015	2014	Change
U.S. Gulf Coast (a):
Operating income	$1,086	$660	$426
Throughput volumes (thousand barrels per day)	1,611	1,567	44

Throughput margin per barrel (b)	$12.62	$10.03	$2.59
Operating costs per barrel:
Operating expenses	3.59	3.82	(0.23)
Depreciation and amortization expense	1.62	1.58	0.04
Total operating costs per barrel	5.21	5.40	(0.19)
Operating income per barrel	$7.41	$4.63	$2.78

U.S. Mid-Continent:
Operating income	$398	$250	$148
Throughput volumes (thousand barrels per day)	436	426	10

Throughput margin per barrel (b)	$15.27	$12.07	$3.20
Operating costs per barrel:
Operating expenses	3.58	3.91	(0.33)
Depreciation and amortization expense	1.66	1.70	(0.04)
Total operating costs per barrel	5.24	5.61	(0.37)
Operating income per barrel	$10.03	$6.46	$3.57

North Atlantic:
Operating income	$382	$145	$237
Throughput volumes (thousand barrels per day)	473	462	11

Throughput margin per barrel (b)	$13.02	$7.78	$5.24
Operating costs per barrel:
Operating expenses	2.93	3.20	(0.27)
Depreciation and amortization expense	1.21	1.13	0.08
Total operating costs per barrel	4.14	4.33	(0.19)
Operating income per barrel	$8.88	$3.45	$5.43

U.S. West Coast:
Operating income	$295	$24	$271
Throughput volumes (thousand barrels per day)	288	266	22

Throughput margin per barrel (b)	$18.63	$8.66	$9.97
Operating costs per barrel:
Operating expenses	5.35	5.59	(0.24)
Depreciation and amortization expense	2.05	2.08	(0.03)
Total operating costs per barrel	7.40	7.67	(0.27)
Operating income per barrel	$11.23	$0.99	$10.24

Total refining operating income	$2,161	$1,079	$1,082
_______________
See note references on page 40.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended June 30,
	2015	2014	Change
Feedstocks:
Brent crude oil	$63.50	$109.74	$(46.24)
Brent less West Texas Intermediate (WTI) crude oil	5.66	6.68	(1.02)
Brent less Alaska North Slope (ANS) crude oil	0.60	0.51	0.09
Brent less Louisiana Light Sweet (LLS) crude oil	1.60	3.41	(1.81)
Brent less Mars crude oil	4.95	8.22	(3.27)
Brent less Maya crude oil	8.25	13.95	(5.70)
LLS crude oil	61.90	106.33	(44.43)
LLS less Mars crude oil	3.35	4.81	(1.46)
LLS less Maya crude oil	6.65	10.54	(3.89)
WTI crude oil	57.84	103.06	(45.22)

Natural gas (dollars per million British thermal units (MMBtu))	2.69	4.56	(1.87)

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	12.76	7.33	5.43
Ultra-low-sulfur diesel less Brent	13.41	12.81	0.60
Propylene less Brent	(11.10)	(5.00)	(6.10)
CBOB gasoline less LLS	14.36	10.74	3.62
Ultra-low-sulfur diesel less LLS	15.01	16.22	(1.21)
Propylene less LLS	(9.50)	(1.59)	(7.91)
U.S. Mid-Continent:
CBOB gasoline less WTI	19.87	16.00	3.87
Ultra-low-sulfur diesel less WTI	18.18	20.99	(2.81)
North Atlantic:
CBOB gasoline less Brent	16.13	11.69	4.44
Ultra-low-sulfur diesel less Brent	16.17	14.19	1.98
U.S. West Coast:
CARBOB 87 gasoline less ANS	30.63	19.72	10.91
CARB diesel less ANS	18.16	17.16	1.00
CARBOB 87 gasoline less WTI	35.69	25.89	9.80
CARB diesel less WTI	23.22	23.33	(0.11)
New York Harbor corn crush (dollars per gallon)	0.33	0.68	(0.35)
_______________
See note references on page 40.

Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2015	2014	Change
Ethanol:
Operating income	$108	$187	$(79)
Production (thousand gallons per day)	3,793	3,276	517

Gross margin per gallon of production (b)	$0.64	$1.04	$(0.40)
Operating costs per gallon of production:
Operating expenses	0.31	0.37	(0.06)
Depreciation and amortization expense	0.02	0.04	(0.02)
Total operating costs per gallon of production	0.33	0.41	(0.08)
Operating income per gallon of production	$0.31	$0.63	$(0.32)
_______________
See note references below.

The following notes relate to references on pages 36 through 40.

(a)
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result, the refinery’s results of operations have been presented as discontinued operations and the operating highlights for the refining segment and the U.S. Gulf Coast region exclude the Aruba Refinery for the three months ended June 30, 2014.

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

General
Operating revenues decreased $9.8 billion (or 28 percent) and cost of sales decreased $10.8 billion (or 33 percent) in the second quarter of 2015 compared to the second quarter of 2014 primarily due to a decrease in refined product prices and crude oil feedstock costs, respectively. As a result, operating income increased $993 million in the second quarter of 2015 compared to the second quarter of 2014, with refining segment operating income increasing by $1.1 billion and ethanol segment operating income decreasing by $79 million. In addition, corporate expenses increased by $10 million. The reasons for these changes in the operating results of our segments and corporate expenses, as well as other items that affected our income, are discussed below.

Refining
Refining segment operating income increased $1.1 billion from $1.1 billion in the second quarter of 2014 to $2.2 billion in the second quarter of 2015, due primarily to a $1.1 billion increase in refining margin and a $32 million decrease in operating expenses, partially offset by a $17 million increase in depreciation and amortization expense.

Refining margin increased $1.1 billion (a $3.87 per barrel increase) for the second quarter of 2015 compared to the second quarter of 2014, due primarily to the following:

•
Increase in gasoline margins - We experienced an increase in gasoline margins throughout all our regions during the second quarter of 2015 compared to the second quarter of 2014. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $12.76 per barrel during the second quarter of 2015 compared to $7.33 per barrel during the second quarter of 2014, representing a favorable increase of $5.43 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB gasoline that was $30.63 per barrel during the second quarter of 2015 compared to $19.72 per barrel during the second quarter of 2014, representing a favorable increase of $10.91 per barrel. We estimate that the increase in gasoline margins per barrel during the second quarter of 2015 compared to the second quarter of 2014 had a positive impact of approximately $560 million for all refining regions.

•
Increase in other refined products margins - We experienced an increase in the margins of other refined products (such as petroleum coke and sulfur) relative to Brent crude oil during the second quarter of 2015 compared to the second quarter of 2014. Margins for other refined products were higher during the second quarter of 2015 due to the decrease in the cost of crude oils during the period compared to the second quarter of 2014. Because the market prices for our other refined products remain relatively stable, we benefit when the cost of crude oils that we process declines. For example, the benchmark price of Brent crude oil was $63.50 per barrel for the second quarter of 2015 compared to $109.74 per barrel for the second quarter of 2014. We estimate that the increase in other refined products margins during the second quarter of 2015 compared to the second quarter of 2014 had a positive impact of approximately $400 million.

•
Higher throughput volumes - Refining throughput volumes increased by 87,000 barrels per day in the second quarter of 2015 compared to the second quarter of 2014. We estimate that the increase in refining throughput volumes had a positive impact on our refining margin of approximately $110 million for all regions quarter over quarter.

•
Lower discounts on sour crude oils - Because the market prices for refined products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. For the second quarter of 2015, the discount in the price of sour crude oils narrowed compared to the price of Brent crude oil. An example is Maya crude oil, which is a sour crude oil, that sold at a discount of $8.25 per barrel to Brent crude oil during the second quarter of 2015 compared to $13.95 per barrel during the second quarter of 2014, representing an unfavorable decrease of $5.70 per barrel. We estimate that the narrowing of the discounts for sour crude oils that we processed during the second quarter of 2015 had an unfavorable impact of approximately $140 million.

The decrease of $32 million in operating expenses was primarily due to a $53 million decrease in energy costs related to lower natural gas prices ($2.69 per MMBtu for the second quarter of 2015 compared to $4.56 per MMBtu for the second quarter of 2014), partially offset by a $12 million increase in employee-related expenses primarily due to higher employee benefit costs and compensation expense.

The increase of $17 million in depreciation and amortization expense was primarily due to an increase of $15 million in refinery turnaround and catalyst amortization expense resulting from the completion of turnaround projects at many of our refineries.

Ethanol
Ethanol segment operating income was $108 million in the second quarter of 2015 compared to $187 million in the second quarter of 2014. The $79 million decrease in operating income was due primarily to a $90 million decrease in gross margin (a $0.40 per gallon decrease), partially offset by an $8 million decrease in depreciation and amortization expense and a $3 million decrease in operating expenses.

Ethanol segment gross margin per gallon decreased to $0.64 per gallon in the second quarter of 2015 from $1.04 per gallon in the second quarter of 2014 due primarily to the following:

•
Lower ethanol prices - Ethanol prices were lower in the second quarter of 2015 primarily due to the decrease in crude oil and gasoline prices in the second quarter of 2015 compared to the second quarter of 2014. For example, the New York Harbor ethanol price was $1.66 per gallon in the second quarter of 2015 compared to $2.43 per gallon in the second quarter of 2014. We estimate that the decrease in the price of ethanol per gallon during the second quarter of 2015 had an unfavorable impact to our ethanol margin of approximately $210 million.

•
Lower co-product prices - The decrease in corn prices in the second quarter of 2015 compared to the second quarter of 2014 had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. We estimate that the decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $30 million.

•
Lower corn prices - Corn prices were lower in the second quarter of 2015 compared to the second quarter of 2014 due to a higher domestic corn yield realized during the 2014 fall harvest. For example, the Chicago Board of Trade (CBOT) corn price was $3.66 per bushel in the second quarter of 2015 compared to $4.79 per bushel in the second quarter of 2014. We estimate that the decrease in the price of corn that we processed during the second quarter of 2015 favorably impacted our ethanol margin by approximately $120 million.

•
Increased production volumes - Ethanol margin was favorably impacted by increased production volumes of 517,000 gallons per day in the second quarter of 2015 compared to the second quarter of 2014, driven by lower production volumes in the second quarter of 2014 due to weather-related rail disruptions. In addition, production volumes in the second quarter of 2015 were positively impacted by production volumes from our Mount Vernon plant, which began operations in August 2014. We estimate that the increase in production volumes had a favorable impact to our ethanol margin of approximately $20 million.

Corporate Expenses and Other
General and administrative expenses increased $8 million from the second quarter of 2014 to the second quarter of 2015 primarily due to an increase in legal reserves.

“Interest and debt expense, net of capitalized interest” for the second quarter of 2015 increased $15 million from the second quarter of 2014. This increase was primarily due to $1.25 billion of debt issued by Valero and $200 million borrowed by VLP under the VLP Revolver during March 2015.

Income tax expense increased $265 million from the second quarter of 2014 to the second quarter of 2015 primarily due to $341 million of additional income tax expense as a result of higher income from continuing operations before income tax expense, partially offset by a $46 million favorable tax impact due to higher income from continuing operations from our international operations that are taxed at lower rates than in the U.S., and a $14 million increase in tax benefits from our U.S. manufacturing deduction.

The loss from discontinued operations for the second quarter of 2014 includes expenses of $63 million primarily related to an asset retirement obligation associated with our decision in May 2014 to abandon the Aruba Refinery, as discussed in Note 1 to Condensed Notes to Consolidated Financial Statements.
Financial Highlights
(millions of dollars, except per share amounts)

	Six Months Ended June 30,
	2015	2014	Change
Operating revenues	$46,448	$68,577	$(22,129)
Costs and expenses:
Cost of sales	39,557	62,797	(23,240)
Operating expenses:
Refining	1,899	1,939	(40)
Ethanol	228	240	(12)
General and administrative expenses	325	330	(5)
Depreciation and amortization expense:
Refining	825	788	37
Ethanol	17	24	(7)
Corporate	24	23	1
Total costs and expenses	42,875	66,141	(23,266)
Operating income	3,573	2,436	1,137
Other income, net	32	27	5
Interest and debt expense, net of capitalized interest	(214)	(198)	(16)
Income from continuing operations before income tax expense	3,391	2,265	1,126
Income tax expense	1,058	772	286
Income from continuing operations	2,333	1,493	840
Loss from discontinued operations (a)	—	(64)	64
Net income	2,333	1,429	904
Less: Net income attributable to noncontrolling interests	18	13	5
Net income attributable to Valero Energy Corporation stockholders	$2,315	$1,416	$899

Net income attributable to Valero Energy Corporation stockholders:
Continuing operations	$2,315	$1,480	$835
Discontinued operations	—	(64)	64
Total	$2,315	$1,416	$899

Earnings per common share – assuming dilution:
Continuing operations	$4.52	$2.77	$1.75
Discontinued operations	—	(0.12)	0.12
Total	$4.52	$2.65	$1.87
_______________
See note references on page 47.

Refining Operating Highlights
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2015	2014	Change
Refining (a):
Operating income	$3,802	$2,359	$1,443
Throughput margin per barrel (b)	$13.07	$10.36	$2.71
Operating costs per barrel:
Operating expenses	3.80	3.95	(0.15)
Depreciation and amortization expense	1.66	1.60	0.06
Total operating costs per barrel	5.46	5.55	(0.09)
Operating income per barrel	$7.61	$4.81	$2.80

Throughput volumes (thousand barrels per day):
Feedstocks:
Heavy sour crude oil	439	453	(14)
Medium/light sour crude oil	423	491	(68)
Sweet crude oil	1,161	1,074	87
Residuals	263	219	44
Other feedstocks	153	140	13
Total feedstocks	2,439	2,377	62
Blendstocks and other	320	334	(14)
Total throughput volumes	2,759	2,711	48

Yields (thousand barrels per day):
Gasolines and blendstocks	1,342	1,307	35
Distillates	1,057	1,029	28
Other products (c)	400	410	(10)
Total yields	2,799	2,746	53
_______________
See note references on page 47.

Refining Operating Highlights by Region (d)
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2015	2014	Change
U.S. Gulf Coast (a):
Operating income	$1,958	$1,543	$415
Throughput volumes (thousand barrels per day)	1,569	1,576	(7)

Throughput margin per barrel (b)	$12.31	$10.75	$1.56
Operating costs per barrel:
Operating expenses	3.71	3.72	(0.01)
Depreciation and amortization expense	1.71	1.62	0.09
Total operating costs per barrel	5.42	5.34	0.08
Operating income per barrel	$6.89	$5.41	$1.48

U.S. Mid-Continent:
Operating income	$715	$480	$235
Throughput volumes (thousand barrels per day)	434	412	22

Throughput margin per barrel (b)	$14.55	$12.33	$2.22
Operating costs per barrel:
Operating expenses	3.77	4.17	(0.40)
Depreciation and amortization expense	1.68	1.72	(0.04)
Total operating costs per barrel	5.45	5.89	(0.44)
Operating income per barrel	$9.10	$6.44	$2.66

North Atlantic:
Operating income	$752	$343	$409
Throughput volumes (thousand barrels per day)	484	466	18

Throughput margin per barrel (b)	$12.73	$8.63	$4.10
Operating costs per barrel:
Operating expenses	2.95	3.45	(0.50)
Depreciation and amortization expense	1.19	1.11	0.08
Total operating costs per barrel	4.14	4.56	(0.42)
Operating income per barrel	$8.59	$4.07	$4.52

U.S. West Coast:
Operating income (loss)	$377	$(7)	$384
Throughput volumes (thousand barrels per day)	272	257	15

Throughput margin per barrel (b)	$15.69	$7.98	$7.71
Operating costs per barrel:
Operating expenses	5.92	5.95	(0.03)
Depreciation and amortization expense	2.11	2.18	(0.07)
Total operating costs per barrel	8.03	8.13	(0.10)
Operating income (loss) per barrel	$7.66	$(0.15)	$7.81

Total refining operating income	$3,802	$2,359	$1,443
_______________
See note references on page 47.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Six Months Ended June 30,
	2015	2014	Change
Feedstocks:
Brent crude oil	$59.32	$108.82	$(49.50)
Brent less WTI crude oil	6.12	7.93	(1.81)
Brent less ANS crude oil	1.02	1.28	(0.26)
Brent less LLS crude oil	2.68	3.15	(0.47)
Brent less Mars crude oil	6.19	7.32	(1.13)
Brent less Maya crude oil	9.63	16.20	(6.57)
LLS crude oil	56.64	105.67	(49.03)
LLS less Mars crude oil	3.51	4.17	(0.66)
LLS less Maya crude oil	6.95	13.05	(6.10)
WTI crude oil	53.20	100.89	(47.69)

Natural gas (dollars per MMBtu)	2.73	4.90	(2.17)

Products:
U.S. Gulf Coast:
CBOB gasoline less Brent	10.23	4.56	5.67
Ultra-low-sulfur diesel less Brent	14.58	13.99	0.59
Propylene less Brent	1.00	(1.19)	2.19
CBOB gasoline less LLS	12.91	7.71	5.20
Ultra-low-sulfur diesel less LLS	17.26	17.14	0.12
Propylene less LLS	3.68	1.96	1.72
U.S. Mid-Continent:
CBOB gasoline less WTI	17.29	14.55	2.74
Ultra-low-sulfur diesel less WTI	20.36	23.43	(3.07)
North Atlantic:
CBOB gasoline less Brent	12.09	8.54	3.55
Ultra-low-sulfur diesel less Brent	19.11	18.40	0.71
U.S. West Coast:
CARBOB 87 gasoline less ANS	25.02	14.96	10.06
CARB diesel less ANS	18.66	17.30	1.36
CARBOB 87 gasoline less WTI	30.12	21.61	8.51
CARB diesel less WTI	23.76	23.95	(0.19)
New York Harbor corn crush (dollars per gallon)	0.23	0.94	(0.71)
_______________
See note references on page 47.

Ethanol Operating Highlights
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2015	2014	Change
Ethanol:
Operating income	$120	$430	$(310)
Production (thousand gallons per day)	3,785	3,186	599

Gross margin per gallon of production (b)	$0.53	$1.20	$(0.67)
Operating costs per gallon of production:
Operating expenses	0.33	0.41	(0.08)
Depreciation and amortization expense	0.03	0.04	(0.01)
Total operating costs per gallon of production	0.36	0.45	(0.09)
Operating income per gallon of production	$0.17	$0.75	$(0.58)
_______________
See note references below.

The following notes relate to references on pages 43 through 47.

(a)
In May 2014, we abandoned our Aruba Refinery, except for the associated crude oil and refined products terminal assets that we continue to operate. As a result , the refinery’s results of operations have been presented as discontinued operations and the operating highlights for the refining segment and the U.S. Gulf Coast region exclude the Aruba Refinery for the six months ended June 30, 2014.

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

General
Operating revenues decreased $22.1 billion (or 32 percent) and cost of sales decreased $23.2 billion (or 37 percent) in the first six months of 2015 compared to the first six months of 2014 primarily due to a decrease in refined product prices and crude oil feedstock costs, respectively. As a result, operating income increased $1.1 billion in the first six months of 2015 compared to the first six months of 2014, with refining segment operating income increasing by $1.4 billion and ethanol segment operating income decreasing by $310 million. The reasons for these changes in the operating results of our segments, as well as other items that affected our income, are discussed below.
Refining
Refining segment operating income increased $1.4 billion from $2.4 billion in the first six months of 2014 to $3.8 billion in the first six months of 2015, due primarily to a $1.4 billion increase in refining margin and a $40 million decrease in operating expenses, partially offset by a $37 million increase in depreciation and amortization expense.

Refining margin increased $1.4 billion (a $2.71 per barrel increase) in the first six months of 2015 compared to the first six months of 2014, due primarily to the following:

•
Increase in gasoline margins - We experienced an increase in gasoline margins throughout all our regions during the first six months of 2015 compared to the first six months of 2014. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $10.23 per barrel during the first six months of 2015 compared to $4.56 per barrel during the first six months of 2014, representing a favorable increase of $5.67 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB gasoline that was $25.02 per barrel during the first six months of 2015 compared to $14.96 per barrel during the first six months of 2014, representing a favorable increase of $10.06 per barrel. We estimate that the increase in gasoline margins per barrel during the first six months of 2015 compared to the first six months of 2014 had a positive impact of approximately $1.0 billion for all refining regions.

•
Increase in other refined products margins - We experienced an increase in the margins of other refined products (such as petroleum coke, propane, and sulfur) relative to Brent crude oil during the first six months of 2015 compared to the first six months of 2014. Margins for other refined products were higher during the first six months of 2015 due to the decrease in the cost of crude oils during the period compared to the first six months of 2014. Because the market prices for our other refined products remain relatively stable, we benefit when the cost of crude oils that we process declines. For example, the benchmark price of Brent crude oil was $59.32 per barrel for the first six months of 2015 compared to $108.82 per barrel for the first six months of 2014. We estimate that the increase in other refined products margins during the first six months of 2015 compared to the first six months of 2014 had a positive impact of approximately $840 million.

•
Lower discounts on light sweet crude oils and sour crude oils - Because the market prices for refined products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, we benefit when we process crude oils that are priced at a discount to Brent crude oil. For the first six months of 2015, the discount in the price of light sweet crude oils and sour crude oils narrowed compared to the price of Brent crude oil. For example, WTI crude oil, which is a type of light sweet crude oil, processed in our U.S. Gulf Coast region sold at a discount of $6.12 per barrel to Brent crude oil for the first six months of 2015 compared to $7.93 per barrel for the first six months of 2014, representing an unfavorable decrease of $1.81 per barrel. Another example is Maya crude oil, which is a sour crude oil, that sold at a discount of $9.63 per barrel to Brent crude oil during the first six months of 2015 compared to $16.20 per barrel during the first six months of 2014, representing an unfavorable decrease of $6.57 per barrel. We estimate that the narrowing of the discounts for light sweet crude oils and sour crude oils that we processed during the first six months of 2015 had an unfavorable impact of approximately $60 million and $490 million, respectively.

•
Higher throughput volumes - Refining throughput volumes increased by 48,000 barrels per day during the first six months of 2015 compared to the first six months of 2014. We estimate that the increase in refining throughput volumes had a positive impact on our refining margin of approximately $110 million for all regions period over period.

The decrease of $40 million in operating expenses was primarily due to a $131 million decrease in energy costs related to lower natural gas prices ($2.73 per MMBtu for the first six months of 2015 compared to $4.90 per MMBtu for the first six months of 2014). This decrease in energy costs was partially offset by the effect of $39 million of favorable sales and ad valorem tax settlements in the first six months of 2014 combined with a $22 million increase in employee-related expenses primarily due to higher employee benefit costs and compensation expense, and a $15 million increase in maintenance expense primarily related to higher levels of routine maintenance activities during the first six months of 2015.

The increase of $37 million in depreciation and amortization expense was primarily associated with the impact from new refinery capital and turnaround projects that began operating subsequent to the first six months of 2014.

Ethanol
Ethanol segment operating income was $120 million for the first six months of 2015 compared to $430 million for the first six months of 2014. The $310 million decrease in operating income was due primarily to a $329 million decrease in gross margin (a $0.67 per gallon decrease), partially offset by a $12 million decrease in operating expenses and a $7 million decrease in depreciation and amortization expense.

Ethanol segment gross margin per gallon decreased to $0.53 per gallon for the first six months of 2015 from $1.20 per gallon for the first six months of 2014 due primarily to the following:

•
Lower ethanol prices - Ethanol prices were lower in the first six months of 2015 primarily due to the decrease in crude oil and gasoline prices in the first six months of 2015 compared to the first six months of 2014. For example, the New York Harbor ethanol price was $1.59 per gallon in the first six months of 2015 compared to $2.64 per gallon in the first six months of 2014. We estimate that the decrease in the price of ethanol per gallon during the first six months of 2015 had an unfavorable impact to our ethanol margin of approximately $530 million.

•
Lower co-product prices - The decrease in corn prices in the first six months of 2015 compared to the first six months of 2014 had a negative effect on the prices we received for corn-related ethanol co-products, such as distillers grains and corn oil. We estimate that the decrease in co-products prices had an unfavorable impact to our ethanol segment margin of approximately $60 million.

•
Lower corn prices - Corn prices were lower in the first six months of 2015 compared to the first six months of 2014 due to a higher domestic corn yield realized during the 2014 fall harvest. For example, the CBOT corn price was $3.75 per bushel in the first six months of 2015 compared to $4.66 per bushel in the first six months of 2014. We estimate that the decrease in the price of corn that we processed during the first six months of 2015 favorably impacted our ethanol margin by approximately $190 million.

•
Increased production volumes - Ethanol margin was favorably impacted by increased production volumes of 599,000 gallons per day in the first six months of 2015 compared to the first six months of 2014. Production volumes in the first six months of 2014 were negatively impacted by weather-related rail disruptions. In addition, production volumes in the first six months of 2015 were positively impacted by production volumes from our Mount Vernon plant, which began operations in August 2014. We estimate that the increase in production volumes had a favorable impact to our ethanol margin of approximately $40 million.

The $12 million decrease in operating expenses was primarily due to a $35 million decrease in energy costs related to lower natural gas prices ($2.73 per MMBtu for the first six months of 2015 compared to $4.90 per MMBtu for the first six months of 2014), partially offset by an increase of $17 million related to maintenance and chemical costs due to increased production volumes.

Other
“Interest and debt expense, net of capitalized interest” for the first six months of 2015 increased $16 million from the first six months of 2014. This increase was primarily due to $1.25 billion of debt issued by Valero and $200 million borrowed by VLP under the VLP Revolver during March 2015.

Income tax expense increased $286 million from the first six months of 2014 to the first six months of 2015 primarily due to $394 million of additional income tax expense as a result of higher income from continuing operations before income tax expense, partially offset by a $50 million favorable tax impact due to higher income from continuing operations from our international operations that are taxed at lower rates than in the U.S., a $12 million favorable impact related to tax audit settlements, and a $21 million increase in tax benefits from our U.S. manufacturing deduction.

The loss from discontinued operations for the six months ended June 30, 2014 includes expenses of $64 million primarily related to an asset retirement obligation associated with our decision in May 2014 to abandon the Aruba Refinery, as further described in Note 1 to Condensed Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 2015 and 2014
Net cash provided by operating activities for the first six months of 2015 was $3.8 billion compared to $1.4 billion for the first six months of 2014. The $2.4 billion increase in net cash provided by operating activities was due primarily to a $1.6 billion favorable effect from changes in working capital between the periods and a $904 million increase in net income discussed above under “RESULTS OF OPERATIONS.” The changes in cash provided by or used for working capital during the first six months of 2015 and 2014 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements.

The net cash provided by operating activities during the first six months of 2015, along with $1.45 billion in proceeds from the issuance of debt, consisting of $600 million of 3.65 percent senior notes due March 15, 2025 and $650 million of 4.9 percent senior notes due March 15, 2045 and borrowings under the VLP Revolver of $200 million as discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, were used mainly to:

•	fund $1.2 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make note repayments of $400 million related to our 4.5 percent senior notes, $75 million related to our 8.75 percent debentures, and $2 million related to other non-bank debt;

•	purchase common stock for treasury of $992 million;

•	pay common stock dividends of $409 million; and

•	increase available cash on hand by $2.1 billion.

The net cash provided by operating activities during the first six months of 2014, along with $812 million from available cash on hand, was used mainly to:

•	fund $1.3 billion of capital expenditures and deferred turnaround and catalyst costs;

•	make a scheduled note repayment of $200 million related to our 4.75 percent senior notes;

•	purchase common stock for treasury of $455 million; and

•	pay common stock dividends of $266 million.
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

Contractual Obligations
As of June 30, 2015, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the six months ended June 30, 2015.
As of June 30, 2015, we had an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.5 billion. In June 2015, the actual availability under the facility fell below the facility borrowing capacity to $1.4 billion primarily due to a decrease in eligible trade receivables as a result of the decline in the market prices of the finished products that we produce. In July 2015, we amended our agreement to decrease the facility from $1.5 billion to $1.4 billion and extended the maturity date to July 2016.

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
Other Commercial Commitments
As of June 30, 2015, letters of credit issued under our committed credit facilities were as follows (in millions):

	Borrowing Capacity		Expiration	Letters of Credit Issued
Letter of credit facility		$250	June 2015		$—
Revolver		$3,000	November 2018		$63
VLP Revolver		$300	December 2018		$—
Canadian Revolver	C$	50	November 2015	C$	10

In June 2015, one of our committed letter of credit facilities with a borrowing capacity of $300 million expired and was not renewed. The remaining committed letter of credit facility was amended in July 2015 to extend the maturity date to June 2016 and reduce the borrowing capacity from $250 million to $125 million. The letters of credit issued as of June 30, 2015 expire in 2015 through 2017.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
As of June 30, 2015, we had approximately $567 million of repurchase authorization remaining available under our $3 billion common stock purchase program, but we have no obligation to make purchases under this program. On July 13, 2015, our board of directors authorized our repurchase of an additional $2.5 billion of our outstanding common stock with no expiration date.

Pension Plan Funding
We plan to contribute approximately $47 million to our pension plans and $20 million to our other postretirement benefit plans during 2015. We contributed $21 million to our pension plans and $6 million to our other postretirement benefit plans during the six months ended June 30, 2015.
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

Tax Matters
The Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal tax returns from 2006 through 2011, and we have received Revenue Agent Reports (RARs) in connection with the audits for tax years 2006 through 2009. We are contesting certain tax positions and assertions included in the RARs and continue to make progress in resolving certain of these matters with the IRS. During the six months ended June 30, 2015, we settled the audit related to our 2004 and 2005 tax years consistent with the recorded amounts of uncertain tax position liabilities associated with those audits. In addition, we expect to settle our audits for tax years 2006 through 2007 before the end of the year, and we believe they will be settled for amounts consistent with the recorded amounts of uncertain tax position liabilities associated with those audits. Total uncertain tax position liabilities did not change significantly during the six months ended June 30, 2015. Should we ultimately settle for amounts consistent with our estimates, we believe that we will have sufficient cash on hand at that time to make such payments.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of June 30, 2015, $1.5 billion of our cash and temporary cash investments was held by our international subsidiaries.
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2015, there were no significant changes to our critical accounting policies since the date our annual report on Form 10‑K for the year ended December 31, 2014 was filed.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
June 30, 2015:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(72)	$(10)
10% decrease in underlying commodity prices	72	13

December 31, 2014:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(127)	(2)
10% decrease in underlying commodity prices	126	7

See Note 12 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2015.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits and greenhouse gas emission credits needed to comply with various governmental and regulatory programs. To manage these risks, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of June 30, 2015, there was an immaterial amount of gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, excluding unamortized discount (including fair value adjustments) and capital lease obligations (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. We had no interest rate derivative instruments outstanding as of June 30, 2015 or December 31, 2014.

	June 30, 2015
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$—	$950	$—	$750	$5,324	$7,024	$8,013
Average interest rate	—%	—%	6.4%	—%	9.4%	6.3%	6.6%
Floating rate	$141	$5	$—	$175	$—	$—	$321	$321
Average interest rate	1.5%	6.1%	—%	1.4%	—%	—%	1.6%

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
Debt:
Fixed rate	$475	$—	$950	$—	$750	$4,074	$6,249	$7,436
Average interest rate	5.2%	—%	6.4%	—%	9.4%	6.9%	7.0%
Floating rate	$126	$—	$—	$—	$—	$—	$126	$126
Average interest rate	2.0%	—%	—%	—%	—%	—%	2.0%
FOREIGN CURRENCY RISK
As of June 30, 2015, we had commitments to purchase $574 million of U.S. dollars. Our market risk was minimal on these contracts, as all of them matured before July 31, 2015.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We currently have multiple outstanding Violation Notices (VNs) issued by the BAAQMD, which we reasonably believe may result in penalties of $100,000 or more. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. In the second quarter of 2015, we settled various VNs and continue to work with the BAAQMD to resolve the remaining VNs.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2015	1,741,577	$59.78	446,696	1,294,881	$1.1 billion
May 2015	2,952,313	$58.75	196,255	2,756,058	$956 million
June 2015	6,563,034	$59.33	4,537	6,558,497	$567 million
Total	11,256,924	$59.25	647,488	10,609,436	$567 million

(a)
The shares reported in this column represent purchases settled in the second quarter of 2015 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans, and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
At June 30, 2015, we had $567 million remaining from a $3 billion repurchase authorization from our board of directors (with no expiration date) that we publicly announced on February 28, 2008. On July 13, 2015, we announced that our board authorized our repurchase of an additional $2.5 billion of our outstanding common stock with no expiration date.

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
Date: August 6, 2015