Form 10-Q
period 2016-09-30
VALERO ENERGY CORP/TX
filed 2016-11-08
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 31, 2016 was 452,664,759.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of Dollars, Except Par Value)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$5,949	$4,114
Receivables, net	4,672	4,464
Inventories	5,979	5,898
Income taxes receivable	50	218
Prepaid expenses and other	228	204
Total current assets	16,878	14,898
Property, plant, and equipment, at cost	37,555	36,907
Accumulated depreciation	(11,037)	(10,204)
Property, plant, and equipment, net	26,518	26,703
Deferred charges and other assets, net	2,869	2,626
Total assets	$46,265	$44,227
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$1,064	$127
Accounts payable	5,368	4,907
Accrued expenses	628	554
Taxes other than income taxes	1,036	1,069
Income taxes payable	128	337
Total current liabilities	8,224	6,994
Debt and capital lease obligations, less current portion	7,888	7,208
Deferred income taxes	7,369	7,060
Other long-term liabilities	1,654	1,611
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,108	7,064
Treasury stock, at cost; 220,417,088 and 200,462,208 common shares	(11,926)	(10,799)
Retained earnings	26,270	25,188
Accumulated other comprehensive loss	(1,120)	(933)
Total Valero Energy Corporation stockholders’ equity	20,339	20,527
Noncontrolling interests	791	827
Total equity	21,130	21,354
Total liabilities and equity	$46,265	$44,227
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues (a)	$19,649	$22,579	$54,947	$69,027
Costs and expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	17,033	18,677	47,660	58,234
Lower of cost or market inventory valuation adjustment	—	—	(747)	—
Operating expenses	1,062	1,102	3,093	3,229
General and administrative expenses	192	179	507	504
Depreciation and amortization expense	470	482	1,426	1,348
Asset impairment loss	—	—	56	—
Total costs and expenses	18,757	20,440	51,995	63,315
Operating income	892	2,139	2,952	5,712
Other income, net	12	3	35	35
Interest and debt expense, net of capitalized interest	(115)	(112)	(334)	(326)
Income before income tax expense	789	2,030	2,653	5,421
Income tax expense	144	657	652	1,715
Net income	645	1,373	2,001	3,706
Less: Net income (loss) attributable to noncontrolling interests	32	(4)	79	14
Net income attributable to Valero Energy Corporation stockholders	$613	$1,377	$1,922	$3,692

Earnings per common share	$1.33	$2.79	$4.12	$7.31
Weighted-average common shares outstanding (in millions)	458	491	465	503

Earnings per common share – assuming dilution	$1.33	$2.79	$4.12	$7.30
Weighted-average common shares outstanding – assuming dilution (in millions)	460	494	467	506

Dividends per common share	$0.60	$0.40	$1.80	$1.20
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,398	$1,538	$4,263	$4,477
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$645	$1,373	$2,001	$3,706

Other comprehensive loss:
Foreign currency translation adjustment	(117)	(270)	(197)	(439)
Net gain on pension and other postretirement benefits	—	6	6	17
Other comprehensive loss before income tax expense (benefit)	(117)	(264)	(191)	(422)
Income tax expense (benefit) related to items of other comprehensive loss	1	2	(5)	6
Other comprehensive loss	(118)	(266)	(186)	(428)

Comprehensive income	527	1,107	1,815	3,278
Less: Comprehensive income (loss) attributable to noncontrolling interests	32	(4)	80	14
Comprehensive income attributable to Valero Energy Corporation stockholders	$495	$1,111	$1,735	$3,264
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,001	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,426	1,348
Lower of cost or market inventory valuation adjustment	(747)	—
Asset impairment loss	56	—
Deferred income tax expense	193	77
Changes in current assets and current liabilities	953	46
Changes in deferred charges and credits and other operating activities, net	(60)	(53)
Net cash provided by operating activities	3,822	5,124
Cash flows from investing activities:
Capital expenditures	(912)	(1,186)
Deferred turnaround and catalyst costs	(474)	(509)
Other investing activities, net	2	16
Net cash used in investing activities	(1,384)	(1,679)
Cash flows from financing activities:
Proceeds from debt issuances or borrowings	1,653	1,446
Repayments of debt and capital lease obligations	(28)	(509)
Purchase of common stock for treasury	(1,167)	(2,071)
Common stock dividends	(840)	(608)
Contributions from noncontrolling interests	—	4
Distributions to noncontrolling interests (public unitholders) of Valero Energy Partners LP	(22)	(14)
Distributions to other noncontrolling interest	(32)	(25)
Other financing activities, net	(143)	50
Net cash used in financing activities	(579)	(1,727)
Effect of foreign exchange rate changes on cash	(24)	(106)
Net increase in cash and temporary cash investments	1,835	1,612
Cash and temporary cash investments at beginning of period	4,114	3,689
Cash and temporary cash investments at end of period	$5,949	$5,301
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
As used in this report, the terms “Valero,” “we,” “us,” or “our” may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounting Pronouncements Adopted During the Period
In February 2015, the provisions of ASC Topic 810, “Consolidation,” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. With the adoption of this guidance effective January 1, 2016, we determined that Valero Energy Partners LP (VLP) is a VIE. Since we previously consolidated the financial statements of VLP, the adoption of this guidance did not affect our financial position or results of operations. See Note 9 for disclosures related to our consolidated VIEs.

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

In May 2015, the provisions of ASC Topic 820, “Fair Value Measurements,” were amended to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured using the net asset value per share practical expedient and limits those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2016 did not affect our financial position or results of operations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Not Yet Adopted
In May 2014, the ASC was amended and a new accounting standard, ASC Topic 606, “Revenue from Contracts with Customers,” was issued to clarify the principles for recognizing revenue. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our contracts, and is analyzing whether enhancements are needed to our business and accounting systems.

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

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business and accounting systems, including the development of new accounting systems to account for our leases and support the required disclosures.

In October 2016, the provisions of ASC Topic 740, “Income Taxes,” were amended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory immediately when the transfer occurs. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments should be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption for the recognition of income tax consequences of intra-entity transfers of assets other than inventory that occur before the adoption date. The adoption of this guidance effective January 1, 2018 is not expected to materially affect our financial position or results of operations; however, certain deferred charges associated with intra-entity transfers of assets other than inventory will be reported in our balance sheet primarily as a reduction to our deferred income tax liabilities.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2016, the provisions of ASC Topic 810, “Consolidation,” were amended to provide guidance on how a reporting entity that is a single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary. These provisions are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments should be applied on a retrospective basis to all relevant prior periods beginning with the fiscal year in which the VIE guidance was adopted with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance effective January 1, 2017 will not affect our financial position or results of operations.

2.	ARUBA DISPOSITION

Effective October 1, 2016, we (i) transferred ownership of all of our assets in Aruba, other than certain hydrocarbon inventories and working capital, to Refineria di Aruba N.V. (RDA), an entity wholly-owned by the Government of Aruba (GOA), (ii) settled our obligations under various agreements with the GOA, including agreements that required us to dismantle our leasehold improvements under certain conditions, and (iii) sold the working capital of our Aruba operations, including hydrocarbon inventories, to the GOA, CITGO Aruba Refining N.V. (CAR), and CITGO Petroleum Corporation (together with CAR and certain other affiliates, collectively, CITGO). We refer to this transaction as the “Aruba Disposition.” The agreements associated with the Aruba Disposition were finalized in September 2016, including approval of such agreements by the Aruba Parliament. We no longer own any assets or have any operations in Aruba.

In June 2016, we recognized an asset impairment loss of $56 million representing all of the remaining carrying value of our long-lived assets in Aruba. These assets were primarily related to our crude oil and refined products terminal and transshipment facility in Aruba (collectively, the Aruba Terminal), which were included in our refining segment. We recognized the impairment loss at that time because we concluded that it was more likely than not that we would ultimately transfer ownership of these assets to the GOA as a result of agreements entered into in June 2016 between the GOA and CITGO providing for, among other things, the GOA’s lease of those assets to CITGO. (See Note 12 for disclosure related to the method to determine fair value.) We had previously written off all of the carrying value of the long-lived assets of the refining operations (the Aruba Refinery) and recognized an asset retirement obligation upon the suspension of operations of those assets in 2012. Therefore, there was no other significant effect to our results of operations from the Aruba Disposition during the three and nine months ended September 30, 2016, except with respect to income taxes, which are discussed below. In addition, the net cash impact to us upon effectiveness of the Aruba Disposition on October 1, 2016, was not significant.

In September 2016 and in connection with the Aruba Disposition, our U.S. subsidiaries were unable to collect any outstanding debt obligations owed to them by our Aruba subsidiaries, which resulted in the recognition by us of an income tax benefit in the U.S. of $42 million during the three and nine months ended September 30, 2016. We had no income tax effect in Aruba from the cancellation of debt or other effects of the Aruba Disposition because of net operating loss carryforwards associated with our operations in Aruba against which we had previously recorded a full valuation allowance.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Refinery feedstocks	$2,244	$2,404
Refined products and blendstocks	3,283	3,774
Ethanol feedstocks and products	202	242
Materials and supplies	250	244
Inventories, before lower of cost or market inventory valuation reserve	5,979	6,664
Lower of cost or market inventory valuation reserve	—	(766)
Inventories	$5,979	$5,898

Inventories are valued at the lower of cost or market. As of December 31, 2015, we had a valuation reserve of $766 million in order to state our inventories at market. As of September 30, 2016, we reevaluated our inventories and determined that our cost was lower than market. As a result, for the nine months ended September 30, 2016, we recorded a change in our lower of cost or market inventory valuation reserve that resulted in a net benefit to our results of operations of $747 million. The income statement benefit for the nine months ended September 30, 2016 differs from the change in the balance sheet reserve due to the foreign currency effect of inventories held by our international operations.

As of September 30, 2016, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $1.2 billion. As of September 30, 2016 and December 31, 2015, our non-LIFO inventories accounted for $675 million and $668 million, respectively, of our total inventories.

4.	DEBT AND CAPITAL LEASE OBLIGATIONS

Credit Facilities
Revolver
We have a $3 billion revolving credit facility (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $4.5 billion, subject to certain conditions. The Revolver also provides for the issuance of letters of credit of up to $2.0 billion. No amounts were outstanding under the Revolver as of September 30, 2016 or December 31, 2015, and we had no borrowings under the Revolver during the nine months ended September 30, 2016 and 2015.

VLP Revolver
VLP has a $750 million senior unsecured revolving credit facility (the VLP Revolver) that matures in November 2020. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero. VLP has the option to increase the aggregate commitments under the VLP Revolver to $1.0 billion, subject to certain conditions. The VLP Revolver also provides for the issuance of letters of credit of up to $100 million. Outstanding borrowings under the VLP Revolver bear interest at a variable rate, which was 1.8125 percent as of September 30, 2016.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended September 30, 2016, VLP borrowed $139 million and $210 million under the VLP Revolver in connection with VLP’s acquisitions from us of the McKee Terminal Services Business in April 2016 and the Meraux and Three Rivers Terminal Services Business in September 2016, respectively, and made no repayments under the VLP Revolver. During the nine months ended September 30, 2015, VLP borrowed $200 million under the VLP Revolver in connection with VLP’s acquisition from us of the Houston and St. Charles Terminal Services Business and repaid $25 million on the VLP Revolver. Borrowings outstanding under the VLP Revolver were $524 million and $175 million as of September 30, 2016 and December 31, 2015, respectively.

Canadian Revolver
One of our Canadian subsidiaries has a C$50 million committed revolving credit facility (the Canadian Revolver) that matures in November 2016. No amounts were outstanding under the Canadian Revolver as of September 30, 2016 or December 31, 2015, and we had no borrowings under the Canadian Revolver during the nine months ended September 30, 2016 and 2015.

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

During the nine months ended September 30, 2016 and 2015, we had no proceeds from or repayments under the accounts receivable sales facility.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our revolving credit facilities as follows (in millions):

				September 30, 2016
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit		Availability
Committed facilities:
Revolver		$3,000	November 2020		$—		$53		$2,947
VLP Revolver		$750	November 2020		$524		$—		$226
Canadian Revolver	C$	50	November 2016	C$	—	C$	10	C$	40
Accounts receivable sales facility (a)		$1,300	July 2017		$100		$—		$1,051
Letter of credit facilities		$275	November 2016 and June 2017		$—		$—		$275
Uncommitted facilities:
Letter of credit facilities		$650	N/A		$—		$185		$465
___________________

(a)
As of September 30, 2016, the actual availability under the accounts receivable sales facility fell below the facility borrowing capacity to $1.2 billion primarily due to a decrease in eligible trade receivables as a result of the current market price environment for the finished products that we produce.

Non-Bank Debt
During the nine months ended September 30, 2016, we issued $1.25 billion of 3.4 percent senior notes due September 15, 2026. Proceeds from this debt issuance totaled $1.246 billion. We also incurred $10 million of debt issuance costs. During the nine months ended September 30, 2016, we had no repayments under our non-bank debt.

In October 2016, we redeemed our 6.125 percent senior notes with a maturity date of June 15, 2017 for$778 million, or 103.70 percent of stated value, and our 7.2 percent senior notes with a maturity date of October 15, 2017 for $213 million, or 106.27 percent of stated value.

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

Other Debt
In June 2016, a joint venture in Canada that we consolidate entered into a C$72 million senior secured credit facility. This non-revolving credit facility bears interest at a fixed rate (as defined by the lender) plus the applicable margin and matures in June 2023. During the nine months ended September 30, 2016, borrowings under this facility totaled C$72 million and debt repayments totaled C$2 million. As of September 30, 2016, the effective interest rate of this facility was 3.85 percent.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Interest
Capitalized interest was $14 million and $18 million for the three months ended September 30, 2016 and 2015, respectively, and $53 million and $50 million for the nine months ended September 30, 2016 and 2015, respectively.

Capital Lease Obligations
In October 2016, we entered into agreements under which we expect to lease storage tanks located at three of our refineries. The leases will not commence until certain required regulatory permitting occurs. The lease agreements will be accounted for as capital leases and we expect to recognize capital lease assets and related obligations of approximately $490 million. These capital lease agreements have initial terms of 10 years each and each agreement has successive 10-year automatic renewal terms.

5.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and during 2015, one of these companies assumed the ongoing remediation in the Village pursuant to a federal court order. We had previously conducted an initial response in the Village, along with other companies, pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The parties involved in the initial response may have further claims among themselves for costs already incurred. We also continue to be engaged in site assessment and interim measures at the adjacent shutdown refinery site, which we acquired as part of an acquisition in 2005, and we are in litigation with other potentially responsible parties and the Illinois EPA relating to the remediation of the site. In each of these matters, we have various defenses, limitations, and potential rights for contribution from the other responsible parties. We have recorded a liability for our expected contribution obligations. However, because of the unpredictable nature of these cleanups, the methodology for allocation of liabilities, and the State of Illinois’ failure to directly sue third parties responsible for historic contamination at the site, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

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

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to noncontrolling interests, and total equity (in millions):

	Nine Months Ended September 30,
	2016			2015
	Valero Stockholders’ Equity	Non- controlling Interests (a)	Total Equity	Valero Stockholders’ Equity	Non- controlling Interests (a)	Total Equity
Balance as of beginning of period	$20,527	$827	$21,354	$20,677	$567	$21,244
Net income	1,922	79	2,001	3,692	14	3,706
Dividends	(840)	—	(840)	(608)	—	(608)
Stock-based compensation expense	33	—	33	27	—	27
Tax deduction in excess of stock-based compensation expense	—	—	—	33	—	33
Transactions in connection with stock-based compensation plans:
Stock issuances	4	—	4	29	—	29
Stock purchases	(43)	—	(43)	(136)	—	(136)
Stock purchases under purchase program	(1,120)	—	(1,120)	(1,965)	—	(1,965)
Issuance of Valero Energy Partners LP common units	—	6	6	—	—	—
Contributions from noncontrolling interests	—	—	—	—	5	5
Distributions to noncontrolling interests	—	(54)	(54)	—	(39)	(39)
Transfers from noncontrolling interests, net of tax (b)	43	(68)	(25)	—	—	—
Other comprehensive income (loss)	(187)	1	(186)	(428)	—	(428)
Balance as of end of period	$20,339	$791	$21,130	$21,321	$547	$21,868
___________________________

(a)
The noncontrolling interests relate to third-party ownership interests in VIEs for which we are the primary beneficiary and therefore consolidate. See Note 9 for information about our consolidated VIEs.

(b)
“Transfers from noncontrolling interests, net of tax” reflects an adjustment to reallocate VLP equity activity between our ownership interest in VLP and that of the noncontrolling interests. This reallocation occurred due to the expiration of the subordination period on August 10, 2016 and as a result of a change in ownership interest resulting from VLP’s issuances of equity following that date. During the subordination period, we held certain common units in VLP that were subordinate to other common units held by us and VLP’s public unitholders. Upon expiration of the subordination period, all unitholders have equal ownership rights.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Nine Months Ended September 30,
	2016		2015
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance as of beginning of period	673	(200)	673	(159)
Transactions in connection with stock-based compensation plans:
Stock issuances	—	1	—	3
Stock purchases	—	(1)	—	(2)
Stock purchases under purchase program	—	(20)	—	(32)
Balance as of end of period	673	(220)	673	(190)

Treasury Stock
We purchase shares of our common stock as authorized under our common stock purchase program and to meet our obligations under employee stock-based compensation plans.

On September 21, 2016, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date.

Common Stock Dividends
On November 2, 2016, our board of directors declared a quarterly cash dividend of $0.60 per common share payable on December 15, 2016 to holders of record at the close of business on November 22, 2016.

Income Tax Effects Related to Components of Other Comprehensive Loss
The tax effects allocated to each component of other comprehensive loss were as follows (in millions):

	Three Months Ended September 30,
	2016			2015
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(117)	$—	$(117)	$(270)	$—	$(270)
Pension and other postretirement benefits:
Amounts reclassified into income related to:
Prior service credit	(9)	(3)	(6)	(10)	(3)	(7)
Net actuarial loss	12	4	8	16	5	11
Settlement	(3)	—	(3)	—	—	—
Net gain (loss) on pension and other postretirement benefits	—	1	(1)	6	2	4
Other comprehensive loss	$(117)	$1	$(118)	$(264)	$2	$(266)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2016			2015
	Before- Tax Amount	Tax Expense (Benefit)	Net Amount	Before- Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustment	$(197)	$—	$(197)	$(439)	$—	$(439)
Pension and other postretirement benefits:
Miscellaneous gain arising during the period	—	(8)	8	—	—	—
Amounts reclassified into income related to:
Prior service credit	(27)	(10)	(17)	(30)	(10)	(20)
Net actuarial loss	36	13	23	47	16	31
Settlement	(3)	—	(3)	—	—	—
Net gain on pension and other postretirement benefits	6	(5)	11	17	6	11
Other comprehensive loss	$(191)	$(5)	$(186)	$(422)	$6	$(428)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of December 31, 2015	$(605)	$(328)	$(933)
Other comprehensive income (loss) before reclassifications	(198)	8	(190)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Net other comprehensive income (loss)	(198)	11	(187)
Balance as of September 30, 2016	$(803)	$(317)	$(1,120)

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of December 31, 2014	$1	$(368)	$(367)
Other comprehensive loss before reclassifications	(439)	—	(439)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Net other comprehensive income (loss)	(439)	11	(428)
Balance as of September 30, 2015	$(438)	$(357)	$(795)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2016	2015	2016	2015
Three months ended September 30:
Service cost	$28	$27	$2	$2
Interest cost	21	24	3	4
Expected return on plan assets	(35)	(33)	—	—
Amortization of:
Prior service credit	(5)	(5)	(4)	(5)
Net actuarial (gain) loss	13	16	(1)	—
Special credits	(7)	—	—	—
Net periodic benefit cost	$15	$29	$—	$1

Nine months ended September 30:
Service cost	$84	$82	$5	$6
Interest cost	63	73	9	11
Expected return on plan assets	(104)	(100)	—	—
Amortization of:
Prior service credit	(15)	(16)	(12)	(14)
Net actuarial (gain) loss	37	47	(1)	—
Special charges (credits)	(7)	5	—	—
Net periodic benefit cost	$58	$91	$1	$3

We contributed $132 million and $114 million, respectively, to our pension plans and $12 million and $11 million, respectively, to our other postretirement benefit plans during the nine months ended September 30, 2016 and 2015. Of the $132 million contributed to our pension plans during the nine months ended September 30, 2016, $100 million was discretionary and was contributed during the third quarter of 2016.

As a result of the discretionary pension contributions discussed above, our expected contributions to our pension plans have increased to $136 million for 2016. Our anticipated contributions to our other postretirement benefit plans during 2016 have not changed from the amount previously disclosed in our financial statements for the year ended December 31, 2015.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,
	2016		2015
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$613		$1,377
Less dividends paid:
Common stock		275		198
Participating securities		1		1
Undistributed earnings		$337		$1,178
Weighted-average common shares outstanding	1	458	2	491
Earnings per common share:
Distributed earnings	$0.60	$0.60	$0.40	$0.40
Undistributed earnings	0.73	0.73	2.39	2.39
Total earnings per common share	$1.33	$1.33	$2.79	$2.79

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$613		$1,377
Weighted-average common shares outstanding		458		491
Common equivalent shares:
Stock options		1		1
Performance awards and nonvested restricted stock		1		2
Weighted-average common shares outstanding – assuming dilution		460		494
Earnings per common share – assuming dilution		$1.33		$2.79

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2016		2015
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$1,922		$3,692
Less dividends paid:
Common stock		837		606
Participating securities		3		2
Undistributed earnings		$1,082		$3,084
Weighted-average common shares outstanding	1	465	2	503
Earnings per common share:
Distributed earnings	$1.80	$1.80	$1.20	$1.20
Undistributed earnings	2.32	2.32	6.11	6.11
Total earnings per common share	$4.12	$4.12	$7.31	$7.31

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$1,922		$3,692
Weighted-average common shares outstanding		465		503
Common equivalent shares:
Stock options		1		2
Performance awards and nonvested restricted stock		1		1
Weighted-average common shares outstanding – assuming dilution		467		506
Earnings per common share – assuming dilution		$4.12		$7.30

Participating securities include restricted stock and performance awards granted under our 2011 Omnibus Stock Incentive Plan.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	VARIABLE INTEREST ENTITIES

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

The following discussion summarizes our involvement with our VIEs:

•
VLP is a publicly traded master limited partnership whose common limited partner units are traded on the New York Stock Exchange under “VLP.” We formed VLP in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. VLP’s assets include crude oil and refined products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of our refineries. As of September 30, 2016, we owned a 66.6 percent limited partner interest and a 2 percent general partner interest in VLP, and public unitholders owned a 31.4 percent limited partner interest.

VLP was determined to be a VIE because the public limited partners of VLP (i.e., parties other than entities under common control with the general partner) lack the power to direct the activities of VLP that most significantly impact its economic performance because they do not have substantive kick-out rights over the general partner or substantive participating rights in VLP. Furthermore, we determined that we are the primary beneficiary of VLP because (a) we are the single decision maker and because our general partner interest provides us with the sole power to direct the activities that most significantly impact VLP’s economic performance and (b) our 66.6 percent limited partner interest and 2 percent general partner interest provide us with significant economic rights and obligations. All of VLP’s revenues are derived from us; therefore, there is limited risk to us associated with VLP’s operations.

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

	September 30, 2016
	VLP	DGD	Other	Total
Assets
Cash and temporary cash investments	$35	$121	$19	$175
Other current assets	4	81	—	85
Property, plant, and equipment, net	854	354	136	1,344

Liabilities
Current liabilities	$11	$17	$7	$35
Debt and capital lease obligations, less current portion	524	—	48	572

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	VLP	DGD	Other	Total
Assets
Cash and temporary cash investments	$81	$44	$7	$132
Other current assets	—	211	—	211
Property, plant, and equipment, net	747	356	140	1,243

Liabilities
Current liabilities	$13	$12	$18	$43
Debt and capital lease obligations, less current portion	175	—	—	175

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

The following table reflects activity related to our reportable segments (in millions):

	Refining	Ethanol	Corporate	Total
Three months ended September 30, 2016:
Total segment revenues	$18,718	$987	$—	$19,705
Less intersegment revenues	—	56	—	56
Operating revenues from external customers	$18,718	$931	$—	$19,649
Operating income (loss)	$990	$106	$(204)	$892

Three months ended September 30, 2015:
Total segment revenues	$21,739	$879	$—	$22,618
Less intersegment revenues	—	39	—	39
Operating revenues from external customers	$21,739	$840	$—	$22,579
Operating income (loss)	$2,295	$35	$(191)	$2,139

Nine months ended September 30, 2016:
Total segment revenues	$52,302	$2,780	$—	$55,082
Less intersegment revenues	—	135	—	135
Operating revenues from external customers	$52,302	$2,645	$—	$54,947
Lower of cost or market inventory valuation adjustment	$(697)	$(50)	$—	$(747)
Asset impairment loss	56	—	—	56
Operating income (loss)	3,280	214	(542)	2,952

Nine months ended September 30, 2015:
Total segment revenues	$66,618	$2,513	$—	$69,131
Less intersegment revenues	—	104	—	104
Operating revenues from external customers	$66,618	$2,409	$—	$69,027
Operating income (loss)	$6,097	$155	$(540)	$5,712

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	September 30, 2016	December 31, 2015
Refining	$37,993	$38,068
Ethanol	1,277	1,016
Corporate	6,995	5,143
Total assets	$46,265	$44,227

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Decrease (increase) in current assets:
Receivables, net	$(278)	$1,093
Inventories	557	(45)
Income taxes receivable	165	88
Prepaid expenses and other	(28)	(11)
Increase (decrease) in current liabilities:
Accounts payable	494	(1,007)
Accrued expenses	46	(5)
Taxes other than income taxes	8	(50)
Income taxes payable	(11)	(17)
Changes in current assets and current liabilities	$953	$46

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no significant noncash investing activities for the nine months ended September 30, 2016. Noncash financing activities for the nine months ended September 30, 2016 included:

•	an accrual of $20 million for the purchase of 382,935 of our common stock, which was settled in early October 2016, and

•
a noncash transfer of $68 million between additional paid-in capital and noncontrolling interests for ownership changes in VLP, and the establishment of a $25 million deferred tax liability on the equity transfer. This noncash transaction is further described in Note 6.

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

Cash flows reflected as “other financing activities, net” for the nine months ended September 30, 2016 included the payment of a long-term liability of $137 million owed to a joint venture partner associated with an owner-method joint venture investment.

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Interest paid in excess of amount capitalized	$312	$301
Income taxes paid, net	305	1,532

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE MEASUREMENTS

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The tables below present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2016 and December 31, 2015.

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

	September 30, 2016
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$753	$25	$—	$778	$(706)	$—	$72	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	57	—	11	68	n/a	n/a	68	n/a
Total	$811	$26	$11	$848	$(706)	$—	$142

Liabilities:
Commodity derivative contracts	$706	$18	$—	$724	$(706)	$(18)	$—	$(86)
Environmental credit obligations	—	63	—	63	n/a	n/a	63	n/a
Physical purchase contracts	—	11	—	11	n/a	n/a	11	n/a
Total	$706	$92	$—	$798	$(706)	$(18)	$74

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$649	$33	$—	$682	$(557)	$(12)	$113	$—
Foreign currency contracts	3	—	—	3	n/a	n/a	3	n/a
Investments of certain benefit plans	64	—	11	75	n/a	n/a	75	n/a
Total	$716	$33	$11	$760	$(557)	$(12)	$191

Liabilities:
Commodity derivative contracts	$522	$35	$—	$557	$(557)	$—	$—	$(31)
Environmental credit obligations	—	2	—	2	n/a	n/a	2	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Total	$522	$43	$—	$565	$(557)	$—	$8

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

There were no transfers between levels for assets and liabilities held as of September 30, 2016 and December 31, 2015 that were measured at fair value on a recurring basis.

There was no activity during the three and nine months ended September 30, 2016 and 2015 related to the fair value amounts categorized in Level 3 as of September 30, 2016 and December 31, 2015.

Nonrecurring Fair Value Measurements
As discussed in Note 2, we concluded that the Aruba Terminal was impaired as of June 30, 2016, which resulted in an asset impairment loss of $56 million that was recorded in June 2016. The fair value of the Aruba Terminal was determined using an income approach and was classified in Level 3. We employed a probability-weighted approach to possible future cash flow scenarios, including transferring ownership of the business to the GOA or continuing to operate.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$5,949	$5,949	$4,114	$4,114
Financial liabilities:
Debt (excluding capital leases)	8,875	10,005	7,292	7,759

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

We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with various government and regulatory programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 12), as summarized below under “Fair Values of Derivative Instruments,” with changes in fair value recognized currently in income. The effect of these derivative instruments on our income is summarized below under “Effect of Derivative Instruments on Income.” The cash flow effects of all of our derivative instruments are reflected in operating activities in our statements of cash flows for all periods presented.

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

As of September 30, 2016, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels, and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2016	2017	2018
Crude oil and refined products:
Swaps – long	16,154	485	—
Swaps – short	16,349	20	—
Futures – long	93,710	777	—
Futures – short	87,610	2,178	—
Options – long	2,000	—	—
Options – short	2,000	—	—
Corn:
Futures – long	16,875	550	—
Futures – short	34,935	4,970	10
Physical contracts – long	16,807	4,913	10
Soybean oil:
Futures – long	81,600	—	—
Futures – short	118,320	20,580	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions for crude oil and refined products.

As of September 30, 2016, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes represent thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2016	2017
Crude oil and refined products:
Swaps – long	1,260	1,500
Swaps – short	1,260	1,500
Futures – long	48,588	1,399
Futures – short	48,170	1,846
Options – long	22,550	133,490
Options – short	22,150	133,490
Corn:
Futures – long	—	500
Futures – short	—	500

We had no commodity derivative contracts outstanding as of September 30, 2016 and 2015 or during the nine months ended September 30, 2016 and 2015 that were designated as fair value or cash flow hedges.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2016, we had forward contracts to purchase $328 million of U.S. dollars. These contracts matured on or before October 31, 2016.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $198 million and $94 million for the three months ended September 30, 2016 and 2015, respectively, and $532 million and $283 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are reflected in cost of sales.

Effective January 1, 2015, we became subject to additional requirements under greenhouse gas emission programs, including the cap-and-trade systems, as discussed in Note 12. Under these cap-and-trade systems, we purchase various greenhouse gas emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the nine months ended September 30, 2016 and 2015 and expect to continue to recover the majority of these costs in the future. For the three and nine months ended September 30, 2016 and 2015, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of September 30, 2016 and December 31, 2015 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2016
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$749	$702
Swaps	Receivables, net	21	17
Options	Receivables, net	8	5
Physical purchase contracts	Inventories	1	11
Foreign currency contracts	Receivables, net	1	—
Total		$780	$735

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2015
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$648	$522
Swaps	Receivables, net	30	33
Options	Receivables, net	4	2
Physical purchase contracts	Inventories	—	6
Foreign currency contracts	Receivables, net	3	—
Total		$685	$563

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

Derivatives Designated as Economic Hedges	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Commodity contracts	Cost of sales	$42	$122	$(210)	$159
Foreign currency contracts	Cost of sales	4	24	5	31

Trading Derivatives	Location of Gain Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Commodity contracts	Cost of sales	$13	$20	$51	$41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Form 10-Q includes references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted net income attributable to Valero Energy Corporation stockholders, gross margin, and adjusted operating income. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the accompanying financial tables in “RESULTS OF OPERATIONS” for a reconciliation of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. In note (c) to the accompanying tables, we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
Third Quarter Results
In the third quarter of 2016, we reported net income attributable to Valero Energy Corporation (Valero) stockholders of $613 million compared to $1.4 billion in the third quarter of 2015, which represents a decrease of $764 million. Excluding a $42 million (a) tax benefit recognized in connection with the transfer of ownership of the Aruba Refinery and the Aruba Terminal to the Government of Aruba (GOA), adjusted net income attributable to Valero stockholders in the third quarter of 2016 was $571 million, representing a decrease of $806 million from the comparable 2015 period. The decrease in net income and adjusted net income attributable to Valero stockholders is primarily due to lower operating income in the third quarter of 2016 compared to the third quarter of 2015 (net of the resulting decrease of $513 million in income tax expense between the two periods). Operating income decreased by $1.2 billion, as outlined by segment in the following table (in millions).

	Three Months Ended September 30,
	2016	2015	Change
Operating income by segment
Refining	$990	$2,295	$(1,305)
Ethanol	106	35	71
Corporate	(204)	(191)	(13)
Total	$892	$2,139	$(1,247)

The $1.2 billion decrease is due primarily to the following:

•
Refining segment - The $1.3 billion decrease in operating income was due primarily to lower margins on refined products and lower discounts on light sweet crude oils and sour crude oils relative to Brent crude oil. This is more fully described on pages 50 and 51.

•	Ethanol segment - The $71 million increase in operating income was due primarily to higher ethanol margins that resulted from lower corn prices. This is more fully described on page 51.

First Nine Months Results
For the first nine months of 2016, we reported net income attributable to Valero stockholders of $1.9 billion compared to $3.7 billion for the first nine months of 2015, which represents a decrease of $1.8 billion.

The results for the first nine months of 2016, however, are impacted by (i) a noncash benefit of $579 million (b) from a lower of cost or market inventory valuation adjustment and (ii) a noncash charge of $56 million (a) from an asset impairment loss related to our Aruba Terminal, as well as (iii) a tax benefit of $42 million (a) recognized in connection with the transfer of ownership of the Aruba Refinery and Aruba Terminal to the GOA. Excluding the resulting $565 million net benefit to net income attributable to Valero stockholders, adjusted net income attributable to Valero stockholders for the first nine months of 2016 was $1.4 billion, which represents a decrease of $2.3 billion from the comparable 2015 period.

The decrease in both net income and adjusted net income attributable to Valero stockholders is due to lower operating income for the first nine months of 2016 compared to the first nine months of 2015 (net of the resulting decrease of $1.1 billion in income tax expense between the two periods). Operating income decreased by $2.8 billion, while adjusted operating income decreased by $3.5 billion, as outlined by segment in the following tables (in millions).

	Nine Months Ended September 30,
	2016	2015	Change
Operating income by segment:
Refining	$3,280	$6,097	$(2,817)
Ethanol	214	155	59
Corporate	(542)	(540)	(2)
Total	$2,952	$5,712	$(2,760)

	Nine Months Ended September 30,
	2016	2015	Change
Adjusted operating income by segment:
Refining	$2,639	$6,097	$(3,458)
Ethanol	164	155	9
Corporate	(542)	(540)	(2)
Total	$2,261	$5,712	$(3,451)

The $2.8 billion decrease in operating income was positively impacted by the net effect of the adjustments discussed above for the lower of cost or market inventory valuation benefit and impairment loss. We have excluded such effects from adjusted operating income because we believe that these adjustments are not indicative of our core operating performance and may obscure the underlying business results and trends. The $3.5 billion decrease in adjusted operating income is due primarily to the following:

•
Refining segment - The $3.5 billion decrease in adjusted operating income was due primarily to lower margins on refined products and lower discounts on light sweet crude oils relative to Brent crude oil. This is more fully described on pages 64 and 65.

•
Ethanol segment - The $9 million increase in adjusted operating income was due primarily to lower operating expenses, partially offset by lower margins on ethanol and other co-products. This is more fully described on pages 65 and 66.

Additional Information and Non-GAAP Reconciliations
Additional details and analysis of the changes in the operating income and adjusted operating income of our business segments and other components of net income and adjusted net income attributable to Valero stockholders, including a reconciliation of non-GAAP financial measures used in this Overview to their most comparable amounts reported under U.S. GAAP, are provided below under “RESULTS OF OPERATIONS” beginning on page 41.

__________________________

(a)	See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information.

(b)
The $579 million noncash benefit is an after-tax amount consisting of a before-tax valuation adjustment of $747 million, net of related tax expense of $168 million. See Note 3 of Condensed Notes to Consolidated Financial Statements for additional information.

Outlook
During the third quarter of 2016, margins were fairly stable, but they are trending lower thus far in the fourth quarter. Below is a summary of factors that may impact our results of operations during the fourth quarter of 2016:

•	Gasoline margins are expected to decline from current levels as gasoline demand follows typical seasonal patterns.

•	Distillate margins are expected to improve due to increased heating oil demand.

•	Crude oil discounts are expected to remain wide as crude oil production is expected to outpace demand.

•	Ethanol margins are expected to decline from current levels primarily due to the seasonal reduction in U.S. gasoline demand and thus domestic ethanol demand.

•	A decline in market prices of refined products may negatively impact the carrying value of our inventories.

RESULTS OF OPERATIONS
The following tables highlight our results of operations, our operating performance, and market prices that directly impact our operations. In addition, these tables include financial measures that are not defined under U.S. GAAP and represent non-GAAP financial measures. These non-GAAP financial measures are reconciled to their most comparable U.S. GAAP financial measures and include adjusted net income attributable to Valero Energy Corporation stockholders, adjusted operating income, and gross margin. In note (c) to these tables, we disclose the reasons why we believe our use of non-GAAP financial measures provides useful information. The narrative following these tables provides an analysis of our results of operations.

Financial Highlights
(millions of dollars, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015	Change
Operating revenues	$19,649	$22,579	$(2,930)
Costs and expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	17,033	18,677	(1,644)
Operating expenses:
Refining	955	986	(31)
Ethanol	107	116	(9)
General and administrative expenses	192	179	13
Depreciation and amortization expense:
Refining	441	455	(14)
Ethanol	17	15	2
Corporate	12	12	—
Total costs and expenses	18,757	20,440	(1,683)
Operating income	892	2,139	(1,247)
Other income, net	12	3	9
Interest and debt expense, net of capitalized interest	(115)	(112)	(3)
Income before income tax expense	789	2,030	(1,241)
Income tax expense (b)	144	657	(513)
Net income	645	1,373	(728)
Less: Net income (loss) attributable to noncontrolling interests	32	(4)	36
Net income attributable to Valero Energy Corporation stockholders	$613	$1,377	$(764)

Earnings per common share – assuming dilution	$1.33	$2.79	$(1.46)
Weighted-average common shares outstanding – assuming dilution (in millions)	460	494	(34)
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars, except per share amounts)

	Three Months Ended
	September 30,
	2016	2015
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders
Net income attributable to Valero Energy Corporation stockholders	$613	$1,377
Exclude adjustment:
Income tax benefit on Aruba Disposition (b)	42	—
Total adjustment	42	—
Adjusted net income attributable to Valero Energy Corporation stockholders	$571	$1,377
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars)

	Three Months Ended
	September 30,
	2016	2015
Reconciliation of operating income to gross margin by segment
Refining segment
Operating income	$990	$2,295
Add back:
Operating expenses	955	986
Depreciation and amortization expense	441	455
Gross margin	$2,386	$3,736

Ethanol segment
Operating income	$106	$35
Add back:
Operating expenses	107	116
Depreciation and amortization expense	17	15
Gross margin	$230	$166
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars)

	Three Months Ended
	September 30,
	2016	2015
Reconciliation of operating income to gross margin by refining segment region (d)
U.S. Gulf Coast region
Operating income	$576	$1,038
Add back:
Operating expenses	536	559
Depreciation and amortization expense	268	272
Gross margin	$1,380	$1,869

U.S. Mid-Continent region
Operating income	$166	$500
Add back:
Operating expenses	158	152
Depreciation and amortization expense	64	73
Gross margin	$388	$725

North Atlantic region
Operating income	$179	$415
Add back:
Operating expenses	119	128
Depreciation and amortization expense	50	53
Gross margin	$348	$596

U.S. West Coast region
Operating income	$69	$342
Add back:
Operating expenses	142	147
Depreciation and amortization expense	59	57
Gross margin	$270	$546
________________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2016	2015	Change
Throughput volumes (thousand barrels per day)
Feedstocks:
Heavy sour crude oil	394	398	(4)
Medium/light sour crude oil	520	416	104
Sweet crude oil	1,218	1,307	(89)
Residuals	282	292	(10)
Other feedstocks	166	119	47
Total feedstocks	2,580	2,532	48
Blendstocks and other	280	291	(11)
Total throughput volumes	2,860	2,823	37

Yields (thousand barrels per day)
Gasolines and blendstocks	1,401	1,386	15
Distillates	1,078	1,065	13
Other products (e)	426	406	20
Total yields	2,905	2,857	48

Refining segment operating statistics
Gross margin (c)	$2,386	$3,736	$(1,350)
Operating income	$990	$2,295	$(1,305)
Throughput volumes (thousand barrels per day)	2,860	2,823	37

Throughput margin per barrel (f)	$9.07	$14.38	$(5.31)
Operating costs per barrel:
Operating expenses	3.63	3.80	(0.17)
Depreciation and amortization expense	1.68	1.75	(0.07)
Total operating costs per barrel	5.31	5.55	(0.24)
Operating income per barrel (g)	$3.76	$8.83	$(5.07)
_______________
See note references on pages 62 and 63.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended September 30,
	2016	2015	Change
Ethanol segment operating statistics
Gross margin (c)	$230	$166	$64
Operating income	$106	$35	$71
Production volumes (thousand gallons per day)	3,815	3,853	(38)

Gross margin per gallon of production (f)	$0.66	$0.47	$0.19
Operating costs per gallon of production:
Operating expenses	0.31	0.33	(0.02)
Depreciation and amortization expense	0.05	0.04	0.01
Total operating costs per gallon of production	0.36	0.37	(0.01)
Operating income per gallon of production (g)	$0.30	$0.10	$0.20
_______________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2016	2015	Change
Refining segment operating statistics by region (d)
U.S. Gulf Coast region
Gross margin (c)	$1,380	$1,869	$(489)
Operating income	$576	$1,038	$(462)
Throughput volumes (thousand barrels per day)	1,663	1,571	92

Throughput margin per barrel (f)	$9.02	$12.93	$(3.91)
Operating costs per barrel:
Operating expenses	3.50	3.87	(0.37)
Depreciation and amortization expense	1.75	1.88	(0.13)
Total operating costs per barrel	5.25	5.75	(0.50)
Operating income per barrel (g)	$3.77	$7.18	$(3.41)

U.S. Mid-Continent region
Gross margin (c)	$388	$725	$(337)
Operating income	$166	$500	$(334)
Throughput volumes (thousand barrels per day)	443	470	(27)

Throughput margin per barrel (f)	$9.52	$16.74	$(7.22)
Operating costs per barrel:
Operating expenses	3.89	3.51	0.38
Depreciation and amortization expense	1.54	1.68	(0.14)
Total operating costs per barrel	5.43	5.19	0.24
Operating income per barrel (g)	$4.09	$11.55	$(7.46)
_______________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended September 30,
	2016	2015	Change
Refining segment operating statistics by region (d) (continued)
North Atlantic region
Gross margin (c)	$348	$596	$(248)
Operating income	$179	$415	$(236)
Throughput volumes (thousand barrels per day)	489	507	(18)

Throughput margin per barrel (f)	$7.74	$12.78	$(5.04)
Operating costs per barrel:
Operating expenses	2.65	2.76	(0.11)
Depreciation and amortization expense	1.12	1.13	(0.01)
Total operating costs per barrel	3.77	3.89	(0.12)
Operating income per barrel (g)	$3.97	$8.89	$(4.92)

U.S. West Coast region
Gross margin (c)	$270	$546	$(276)
Operating income	$69	$342	$(273)
Throughput volumes (thousand barrels per day)	265	275	(10)

Throughput margin per barrel (f)	$11.02	$21.61	$(10.59)
Operating costs per barrel:
Operating expenses	5.78	5.79	(0.01)
Depreciation and amortization expense	2.43	2.28	0.15
Total operating costs per barrel	8.21	8.07	0.14
Operating income per barrel (g)	$2.81	$13.54	$(10.73)
_______________
See note references on pages 62 and 63.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended September 30,
	2016	2015	Change
Feedstocks
Brent crude oil	$46.91	$51.13	$(4.22)
Brent less West Texas Intermediate (WTI) crude oil	2.03	4.73	(2.70)
Brent less Alaska North Slope (ANS) crude oil	2.13	(0.31)	2.44
Brent less Louisiana Light Sweet (LLS) crude oil (h)	0.38	0.97	(0.59)
Brent less Argus Sour Crude Index (ASCI) crude oil (i)	5.16	5.93	(0.77)
Brent less Maya crude oil	7.88	8.48	(0.60)
LLS crude oil (h)	46.53	50.16	(3.63)
LLS less ASCI crude oil (h) (i)	4.78	4.96	(0.18)
LLS less Maya crude oil (h)	7.50	7.51	(0.01)
WTI crude oil	44.88	46.40	(1.52)

Natural gas (dollars per million British thermal units (MMBtu))	2.80	2.72	0.08

Products
U.S. Gulf Coast:
CBOB gasoline less Brent	9.69	12.40	(2.71)
Ultra-low-sulfur diesel less Brent	10.63	12.13	(1.50)
Propylene less Brent	(2.76)	(13.85)	11.09
CBOB gasoline less LLS (h)	10.07	13.37	(3.30)
Ultra-low-sulfur diesel less LLS (h)	11.01	13.10	(2.09)
Propylene less LLS (h)	(2.38)	(12.88)	10.50
U.S. Mid-Continent:
CBOB gasoline less WTI	14.15	22.71	(8.56)
Ultra-low-sulfur diesel less WTI	15.36	20.36	(5.00)
North Atlantic:
CBOB gasoline less Brent	11.12	16.28	(5.16)
Ultra-low-sulfur diesel less Brent	11.52	14.54	(3.02)
U.S. West Coast:
CARBOB 87 gasoline less ANS	17.68	31.59	(13.91)
CARB diesel less ANS	14.83	14.84	(0.01)
CARBOB 87 gasoline less WTI	17.58	36.63	(19.05)
CARB diesel less WTI	14.73	19.88	(5.15)
New York Harbor corn crush (dollars per gallon)	0.35	0.20	0.15
_______________
See note references on pages 62 and 63.

General
Operating revenues decreased $2.9 billion (or 13 percent) and cost of sales decreased $1.6 billion (or 9 percent) in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a decrease in refined product prices and crude oil feedstock costs, respectively. Operating income decreased $1.2 billion in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a decrease in refining segment operating income of $1.3 billion, partially offset by an increase in ethanol segment operating income of $71 million. The reasons for these changes in the operating results of our segments, as well as other items that affected our income, are discussed below.
Refining
Refining segment operating income decreased $1.3 billion in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a $1.4 billion decrease in refining gross margin, partially offset by a $31 million decrease in operating expenses and a $14 million decrease in depreciation and amortization expense.

Refining gross margin decreased $1.4 billion (a $5.31 per barrel decrease) in the third quarter of 2016 compared to the third quarter of 2015, due primarily to the following:

•
Decrease in gasoline margins - We experienced a decrease in gasoline margins in all of our regions in the third quarter of 2016 compared to the third quarter of 2015. For example, the WTI-based reference margin for U.S. Mid-Continent CBOB gasoline was $14.15 per barrel in the third quarter of 2016 compared to $22.71 per barrel in the third quarter of 2015, representing an unfavorable decrease of $8.56 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB 87 gasoline that was $17.68 per barrel in the third quarter of 2016 compared to $31.59 per barrel in the third quarter of 2015, representing an unfavorable decrease of $13.91 per barrel. We estimate that the decrease in gasoline margins per barrel in the third quarter of 2016 compared to the third quarter of 2015 had an unfavorable impact to our refining margin of approximately $750 million.

•
Decrease in distillate margins - We experienced a decrease in distillate margins in all of our regions in the third quarter of 2016 compared to the third quarter of 2015. For example, the Brent-based benchmark reference margin for North Atlantic ultra-low-sulfur diesel was $11.52 per barrel in the third quarter of 2016 compared to $14.54 per barrel in the third quarter of 2015, representing an unfavorable decrease of $3.02 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel was $15.36 per barrel in the third quarter of 2016 compared to $20.36 per barrel in the third quarter of 2015, representing an unfavorable decrease of $5.00 per barrel. We estimate that the decrease in distillate margins in the third quarter of 2016 compared to the third quarter of 2015 had an unfavorable impact to our refining margin of approximately $320 million.

•
Lower discounts on light sweet crude oils and sour crude oils - The market prices for refined products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil, such as WTI crude oil, in periods when pricing terms are favorable. During the third quarter of 2016, we benefited from processing WTI crude oil; however, that benefit declined when compared to the benefit from processing WTI crude oil during the third quarter of 2015. For example, WTI crude oil processed in our U.S. Mid-Continent region sold at a discount of $2.03 per barrel to Brent crude oil in the third quarter of 2016 compared to a discount of $4.73 per barrel in the third quarter of 2015, representing an unfavorable decrease of $2.70 per barrel. Another example is Maya crude oil (a type of sour crude oil) that sold at a discount of $7.88 per barrel to Brent crude oil in the third quarter of 2016 compared to a discount of $8.48 per barrel in the third quarter of 2015, representing an unfavorable decrease of $0.60 per barrel.We estimate that the cost of light sweet crude oils and sour crude oils in the third quarter of 2016 had an unfavorable impact to our refining margin of approximately $180 million.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $104 million from $94 million in the third quarter of 2015 to $198 million in third quarter of 2016. This increase was due to an increase in the market price of RINs caused by an expected shortage in the market of available RINs.

The decrease of $31 million in operating expenses was primarily due to a $20 million decrease in employee-related expenses primarily due to lower incentive compensation expense.

The decrease of $14 million in depreciation and amortization expense was primarily due to $17 million of write-offs for projects that were cancelled during the third quarter of 2015.

Ethanol
Ethanol segment operating income increased $71 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a $64 million (or $0.19 per gallon) increase in gross margin and a $9 million reduction in operating expenses.

The increase in ethanol segment gross margin of $64 million was due primarily to the following:

•
Lower corn prices - Corn prices were lower in the third quarter of 2016 compared to the third quarter of 2015 primarily due to higher forecasted yields from the current corn crop in the corn-producing regions of the U.S. Mid-Continent. For example, the Chicago Board of Trade corn price was $3.32 per bushel in the third quarter of 2016 compared to $3.83 per bushel in the third quarter of 2015. We estimate that the decrease in the price of corn that we processed during the third quarter of 2016 had a favorable impact to our ethanol margin of approximately $70 million.

•
Lower co-product prices - A decrease in export demand had an unfavorable effect on the prices we received for corn-related co-products, primarily distillers grains. We estimate that the decrease in distillers grain prices had an unfavorable impact to our ethanol margin of approximately $8 million.

The $9 million decrease in operating expenses was primarily due to a $5 million decrease in chemical costs.

Other
Income tax expense decreased $513 million from the third quarter of 2015 to the third quarter of 2016 primarily as a result of lower income before income tax expense. The effective tax rates of 18 percent in the third quarter of 2016 and 32 percent in the third quarter of 2015 are lower than the U.S. statutory rate of 35 percent because income from our international operations is taxed at statutory rates that are lower than in the U.S. The effective tax rate in the third quarter of 2016 was also lower than the rate in the third quarter of 2015 due to (i) a benefit of $42 million associated with the transfer of ownership of the Aruba Refinery and Aruba Terminal to the GOA and (ii) a benefit of $35 million resulting from the settlement of an income tax audit. The transfer of ownership of the Aruba Refinery and Aruba Terminal to the GOA is more fully described in Note 2 of Condensed Notes to Consolidated Financial Statements.

Financial Highlights
(millions of dollars, except share and per share amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Operating revenues	$54,947	$69,027	$(14,080)
Costs and expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	47,660	58,234	(10,574)
Lower of cost or market inventory valuation adjustment (a)	(747)	—	(747)
Operating expenses:
Refining	2,788	2,885	(97)
Ethanol	305	344	(39)
General and administrative expenses	507	504	3
Depreciation and amortization expense:
Refining	1,343	1,280	63
Ethanol	48	32	16
Corporate	35	36	(1)
Asset impairment loss (b)	56	—	56
Total costs and expenses	51,995	63,315	(11,320)
Operating income	2,952	5,712	(2,760)
Other income, net	35	35	—
Interest and debt expense, net of capitalized interest	(334)	(326)	(8)
Income before income tax expense	2,653	5,421	(2,768)
Income tax expense (b)	652	1,715	(1,063)
Net income	2,001	3,706	(1,705)
Less: Net income attributable to noncontrolling interests	79	14	65
Net income attributable to Valero Energy Corporation stockholders	$1,922	$3,692	$(1,770)

Earnings per common share – assuming dilution	$4.12	$7.30	$(3.18)
Weighted-average common shares outstanding – assuming dilution (in millions)	467	506	(39)
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars, except per share amounts)

	Nine Months Ended
	September 30,
	2016	2015
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders
Net income attributable to Valero Energy Corporation stockholders	$1,922	$3,692
Exclude adjustments:
Lower of cost or market inventory valuation adjustment (a)	747	—
Income tax expense related to the lower of cost or market inventory valuation adjustment	(168)	—
Lower of cost or market inventory valuation adjustment, net of taxes	579	—
Asset impairment loss (b)	(56)	—
Income tax benefit on Aruba Disposition (b)	42	—
Total adjustments	565	—
Adjusted net income attributable to Valero Energy Corporation stockholders	$1,357	$3,692
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Reconciliation of operating income to gross margin and reconciliation of operating income to adjusted operating income by segment
Refining segment
Operating income	$3,280	$6,097
Add back:
Lower of cost or market inventory valuation adjustment (a)	(697)	—
Operating expenses	2,788	2,885
Depreciation and amortization expense	1,343	1,280
Asset impairment loss (b)	56	—
Gross margin	$6,770	$10,262

Operating income	$3,280	$6,097
Exclude:
Lower of cost or market inventory valuation adjustment (a)	697	—
Asset impairment loss (b)	(56)	—
Adjusted operating income	$2,639	$6,097

Ethanol segment
Operating income	$214	$155
Add back:
Lower of cost or market inventory valuation adjustment (a)	(50)	—
Operating expenses	305	344
Depreciation and amortization expense	48	32
Gross margin	$517	$531

Operating income	$214	$155
Exclude: Lower of cost or market inventory valuation adjustment (a)	50	—
Adjusted operating income	$164	$155
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Reconciliation of operating income to gross margin and reconciliation of operating income to adjusted operating income by refining segment region (d)
U.S. Gulf Coast region
Operating income	$1,515	$2,996
Add back:
Lower of cost or market inventory valuation adjustment (a)	(37)	—
Operating expenses	1,595	1,612
Depreciation and amortization expense	798	757
Asset impairment loss (b)	56	—
Gross margin	$3,927	$5,365

Operating income	$1,515	$2,996
Exclude:
Lower of cost or market inventory valuation adjustment (a)	37	—
Asset impairment loss (b)	(56)	—
Adjusted operating income	$1,534	$2,996

U.S. Mid-Continent region
Operating income	$386	$1,215
Add back:
Lower of cost or market inventory valuation adjustment (a)	(9)	—
Operating expenses	443	448
Depreciation and amortization expense	202	205
Gross margin	$1,022	$1,868

Operating income	$386	$1,215
Exclude: Lower of cost or market inventory valuation adjustment (a)	9	—
Adjusted operating income	$377	$1,215
________________
See note references on pages 62 and 63.

Reconciliation of Non-GAAP Measures to Most Comparable Amounts
Reported under U.S. GAAP (c)
(millions of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Reconciliation of operating income to gross margin and reconciliation of operating income to adjusted operating income by refining segment region (d) (continued)
North Atlantic region
Operating income	$1,148	$1,167
Add back:
Lower of cost or market inventory valuation adjustment (a)	(646)	—
Operating expenses	363	387
Depreciation and amortization expense	152	157
Gross margin	$1,017	$1,711

Operating income	$1,148	$1,167
Exclude: Lower of cost or market inventory valuation adjustment (a)	646	—
Adjusted operating income	$502	$1,167

U.S. West Coast region
Operating income	$231	$719
Add back:
Lower of cost or market inventory valuation adjustment (a)	(5)	—
Operating expenses	387	438
Depreciation and amortization expense	191	161
Gross margin	$804	$1,318

Operating income	$231	$719
Exclude: Lower of cost or market inventory valuation adjustment (a)	5	—
Adjusted operating income	$226	$719
________________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Throughput volumes (thousand barrels per day)
Feedstocks:
Heavy sour crude oil	401	425	(24)
Medium/light sour crude oil	519	421	98
Sweet crude oil	1,195	1,210	(15)
Residuals	281	273	8
Other feedstocks	157	142	15
Total feedstocks	2,553	2,471	82
Blendstocks and other	302	310	(8)
Total throughput volumes	2,855	2,781	74

Yields (thousand barrels per day)
Gasolines and blendstocks	1,396	1,357	39
Distillates	1,072	1,060	12
Other products (e)	425	402	23
Total yields	2,893	2,819	74

Refining segment operating statistics
Gross margin (c)	$6,770	$10,262	$(3,492)
Adjusted operating income (c)	$2,639	$6,097	$(3,458)
Throughput volumes (thousand barrels per day)	2,855	2,781	74

Throughput margin per barrel (f)	$8.65	$13.52	$(4.87)
Operating costs per barrel:
Operating expenses	3.56	3.80	(0.24)
Depreciation and amortization expense	1.72	1.69	0.03
Total operating costs per barrel	5.28	5.49	(0.21)
Adjusted operating income per barrel (g)	$3.37	$8.03	$(4.66)
_______________
See note references on pages 62 and 63.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Ethanol segment operating statistics
Gross margin (c)	$517	$531	$(14)
Adjusted operating income (c)	$164	$155	$9
Production volumes (thousand gallons per day)	3,794	3,808	(14)

Gross margin per gallon of production (f)	$0.50	$0.51	$(0.01)
Operating costs per gallon of production:
Operating expenses	0.29	0.33	(0.04)
Depreciation and amortization expense	0.05	0.03	0.02
Total operating costs per gallon of production	0.34	0.36	(0.02)
Adjusted operating income per gallon of production (g)	$0.16	$0.15	$0.01
_______________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Refining segment operating statistics by region (d)
U.S. Gulf Coast region
Gross margin (c)	$3,927	$5,365	$(1,438)
Adjusted operating income (c)	$1,534	$2,996	$(1,462)
Throughput volumes (thousand barrels per day)	1,654	1,570	84

Throughput margin per barrel (f)	$8.67	$12.52	$(3.85)
Operating costs per barrel:
Operating expenses	3.52	3.76	(0.24)
Depreciation and amortization expense	1.76	1.77	(0.01)
Total operating costs per barrel	5.28	5.53	(0.25)
Adjusted operating income per barrel (g)	$3.39	$6.99	$(3.60)

U.S. Mid-Continent region
Gross margin (c)	$1,022	$1,868	$(846)
Adjusted operating income (c)	$377	$1,215	$(838)
Throughput volumes (thousand barrels per day)	453	446	7

Throughput margin per barrel (f)	$8.23	$15.33	$(7.10)
Operating costs per barrel:
Operating expenses	3.57	3.68	(0.11)
Depreciation and amortization expense	1.62	1.68	(0.06)
Total operating costs per barrel	5.19	5.36	(0.17)
Adjusted operating income per barrel (g)	$3.04	$9.97	$(6.93)
_______________
See note references on pages 62 and 63.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Refining segment operating statistics by region (d) (continued)
North Atlantic region
Gross margin (c)	$1,017	$1,711	$(694)
Adjusted operating income (c)	$502	$1,167	$(665)
Throughput volumes (thousand barrels per day)	482	492	(10)

Throughput margin per barrel (f)	$7.69	$12.74	$(5.05)
Operating costs per barrel:
Operating expenses	2.75	2.88	(0.13)
Depreciation and amortization expense	1.15	1.17	(0.02)
Total operating costs per barrel	3.90	4.05	(0.15)
Adjusted operating income per barrel (g)	$3.79	$8.69	$(4.90)

U.S. West Coast region
Gross margin (c)	$804	$1,318	$(514)
Adjusted operating income (c)	$226	$719	$(493)
Throughput volumes (thousand barrels per day)	266	273	(7)

Throughput margin per barrel (f)	$11.04	$17.70	$(6.66)
Operating costs per barrel:
Operating expenses	5.31	5.88	(0.57)
Depreciation and amortization expense	2.63	2.17	0.46
Total operating costs per barrel	7.94	8.05	(0.11)
Adjusted operating income per barrel (g)	$3.10	$9.65	$(6.55)
_______________
See note references on pages 62 and 63.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Nine Months Ended September 30,
	2016	2015	Change
Feedstocks
Brent crude oil	$43.00	$56.59	$(13.59)
Brent less WTI crude oil	1.80	5.66	(3.86)
Brent less ANS crude oil	1.35	0.58	0.77
Brent less LLS crude oil (h)	0.02	1.28	(1.26)
Brent less ASCI crude oil (i)	5.18	5.51	(0.33)
Brent less Maya crude oil	8.73	9.24	(0.51)
LLS crude oil (h)	42.98	55.31	(12.33)
LLS less ASCI crude oil (h) (i)	5.16	4.23	0.93
LLS less Maya crude oil (h)	8.71	7.96	0.75
WTI crude oil	41.20	50.93	(9.73)

Natural gas (dollars per MMBtu)	2.27	2.73	(0.46)

Products
U.S. Gulf Coast:
CBOB gasoline less Brent	9.54	10.95	(1.41)
Ultra-low-sulfur diesel less Brent	9.34	13.76	(4.42)
Propylene less Brent	(5.65)	(3.95)	(1.70)
CBOB gasoline less LLS (h)	9.56	12.23	(2.67)
Ultra-low-sulfur diesel less LLS (h)	9.36	15.04	(5.68)
Propylene less LLS (h)	(5.63)	(2.67)	(2.96)
U.S. Mid-Continent:
CBOB gasoline less WTI	12.64	19.09	(6.45)
Ultra-low-sulfur diesel less WTI	12.70	20.36	(7.66)
North Atlantic:
CBOB gasoline less Brent	12.02	13.49	(1.47)
Ultra-low-sulfur diesel less Brent	10.74	17.59	(6.85)
U.S. West Coast:
CARBOB 87 gasoline less ANS	18.86	27.21	(8.35)
CARB diesel less ANS	13.58	17.39	(3.81)
CARBOB 87 gasoline less WTI	19.31	32.29	(12.98)
CARB diesel less WTI	14.03	22.47	(8.44)
New York Harbor corn crush (dollars per gallon)	0.24	0.22	0.02
_______________
See note references on pages 62 and 63.

The following notes relate to references on pages 41 through 49 and pages 52 through 61.

(a)
In accordance with U.S. GAAP, we are required to state our inventories at the lower of cost or market. When the market price of our inventory falls below cost, we record a lower of cost or market inventory valuation adjustment to write down the value to market. In subsequent periods, the value of our inventory is reassessed and a lower of cost or market inventory valuation adjustment is recorded to reflect the net change in the lower of cost or market inventory valuation reserve between periods. As of September 30, 2016, the market price of our inventory was above cost; therefore, we did not have a lower of cost or market inventory valuation reserve as of that date. During the nine months ended September 30, 2016, we recorded a change in our inventory valuation reserve that was established on December 31, 2015, resulting in a noncash benefit of $747 million, of which $697 million and $50 million were attributable to our refining segment and ethanol segment, respectively. This adjustment is further discussed in Note 3 of Condensed Notes to Consolidated Financial Statements.

(b)
Effective October 1, 2016, we (i) transferred ownership of all of our assets in Aruba, other than certain hydrocarbon inventories and working capital, to Refineria di Aruba N.V. (RDA), an entity wholly-owned by the GOA, (ii) settled our obligations under various agreements with the GOA, including agreements that required us to dismantle our leasehold improvements under certain conditions, and (iii) sold the working capital of our Aruba operations, including hydrocarbon inventories, to the GOA, CITGO Aruba Refining N.V. (CAR), and CITGO Petroleum Corporation (together with CAR and certain other affiliates, collectively, CITGO). We refer to this transaction as the “Aruba Disposition.”

In June 2016, we recognized an asset impairment loss of $56 million representing all of the remaining carrying value of the long-lived assets of our crude oil and refined products terminal and transshipment facility in Aruba (collectively, the Aruba Terminal). We recognized the impairment loss at that time because we concluded that it was more likely than not that we would ultimately transfer ownership of these assets to the GOA as a result of agreements entered into in June 2016 between the GOA and CITGO for the GOA’s lease of those assets to CITGO. There was no other significant effect to our results of operations from the Aruba Disposition during the three and nine months ended September 30, 2016, except with respect to income taxes, which are discussed below. In addition, the net cash impact to us upon effectiveness of the Aruba Disposition on October 1, 2016, was not significant.

In September 2016 and in connection with the Aruba Disposition, our U.S. subsidiaries were unable to collect any outstanding debt obligations owed to them by our Aruba subsidiaries, which resulted in the recognition by us of an income tax benefit in the U.S. of $42 million during the three and nine months ended September 30, 2016. We had no income tax effect in Aruba from the cancellation of debt or other effects of the Aruba Disposition because of net operating loss carryforwards associated with our operations in Aruba against which we had previously recorded a full valuation allowance.

(c)	We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

We have defined these non-GAAP measures and believe they are useful to the external users of our financial statements, including industry analysts, investors, lenders, and rating agencies. We believe these measures are useful to assess our ongoing financial performance because, when reconciled to their most comparable U.S. GAAP measures, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. These non-GAAP measures should not be considered as alternatives to their most comparable U.S. GAAP measures nor should they be considered in isolation or as a substitute for an analysis of our results of operations as reported under U.S. GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures used by other companies because we may define them differently, which diminishes the utility of these measures.

Non-GAAP measures are as follows:

◦
Adjusted net income attributable to Valero Energy Corporation stockholders is defined as net income attributable to Valero Energy Corporation stockholders excluding the lower of cost or market inventory valuation adjustment, its related income tax effect, the asset impairment loss, and the income tax benefit on the Aruba Disposition.

◦	Gross margin is defined as operating income excluding the lower of cost or market inventory valuation adjustment, operating expenses, depreciation and amortization expense, and asset impairment loss.

◦	Adjusted operating income is defined as operating income excluding the lower of cost or market inventory valuation adjustment and asset impairment loss.

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

(f)
Throughput margin per barrel represents gross margin (as defined in (c) above) for our refining segment or refining regions divided by the respective throughput volumes. Gross margin per gallon of production represents gross margin (as defined in (c) above) for our ethanol segment divided by production volumes. Throughput and production volumes are calculated by multiplying throughput and production volumes per day (as provided in the accompanying tables) by the number of days in the applicable period.

(g)
Operating income per barrel represents operating income for our refining segment or refining regions divided by the respective throughput volumes. Operating income per gallon of production represents operating income for our ethanol segment divided by production volumes.

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

(h)
Average market reference prices for LLS crude oil, along with price differentials between the price of LLS and other types of crude oils are reflected without adjusting for the impact of the futures pricing for the corresponding delivery month. Therefore, the prices reported reflect the prompt month pricing only, without an adjustment for futures pricing (known in industry as the Calendar Month Average (CMA) “roll” adjustment). We previously had provided average market reference prices that included the CMA “roll” adjustment. Accordingly, the average market reference price and price differentials for LLS crude oil for the three and nine months ended September 30, 2015 have been adjusted to conform to the current presentation.

(i)
Average market reference price differentials to Mars crude oil have been replaced by average market reference price differentials to Argus Sour Crude Index (ASCI). Mars crude oil is one of the three grades of sour crude oil used to create ASCI, and therefore, ASCI is a more comprehensive price marker for medium sour crude oil. Accordingly, the price differentials for ASCI crude oil for the three and nine months ended September 30, 2015 are included to conform to the current presentation.

General
Operating revenues decreased $14.1 billion (or 20 percent) and cost of sales decreased $10.6 billion (or 18 percent) in the first nine months of 2016 compared to the first nine months of 2015 primarily due to a decrease in refined product prices and crude oil feedstock costs, respectively. Operating income decreased $2.8 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a decrease in refining segment operating income of $2.8 billion, partially offset by an increase in ethanol segment operating income of $59 million. Adjusted operating income decreased $3.5 billion in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a decrease in refining segment adjusted operating income of $3.5 billion, partially offset by an increase in ethanol segment adjusted operating income of $9 million. The reasons for these changes in the operating results of our segments, as well as other items that affected our income, are discussed below.
Refining
Refining segment adjusted operating income decreased $3.5 billion in the first nine months of 2016 compared to the first nine months of 2015 primarily due to a $3.5 billion decrease in refining gross margin and a $63 million increase in depreciation and amortization expense, partially offset by a $97 million decrease in operating expenses.
Refining gross margin decreased $3.5 billion (a $4.87 per barrel decrease) in the first nine months of 2016 compared to the first nine months of 2015, due primarily to the following:

•
Decrease in distillate margins - We experienced a decrease in distillate margins throughout all of our regions in the first nine months of 2016 compared to the first nine months of 2015. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $9.34 per barrel in the first nine months of 2016 compared to $13.76 per barrel in the first nine months of 2015, representing an unfavorable decrease of $4.42 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel that was $12.70 per barrel in the first nine months of 2016 compared to $20.36 per barrel in the first nine months of 2015, representing an unfavorable decrease of $7.66 per barrel. We estimate that the decrease in distillate margins per barrel in the first nine months of 2016 compared to the first nine months of 2015 had an unfavorable impact to our refining margin of approximately $1.6 billion.

•
Decrease in gasoline margins - We experienced a decrease in gasoline margins throughout all of our regions during the first nine months of 2016 compared to the first nine months of 2015. For example, the ANS-based reference margin for U.S. West Coast CARBOB 87 gasoline was $18.86 per barrel in the first nine months of 2016 compared to $27.21 per barrel during the first nine months of 2015, representing an unfavorable decrease of $8.35 per barrel. Another example is the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline that was $9.54 per barrel in the first nine months of 2016 compared to $10.95 per barrel during the first nine months of 2015, representing an unfavorable decrease of $1.41 per barrel.We estimate that the decrease in gasoline margins per barrel during the first nine months of 2016 compared to the first nine months of 2015 had an unfavorable impact to our refining margin of approximately $1.2 billion.

•
Lower discounts on light sweet crude oils and sour crude oils - The market prices for refined products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil, such as WTI crude oil, in periods when pricing terms are favorable. During the first nine months of 2016, we benefited from processing WTI crude oil; however, that benefit declined compared to the benefit from processing WTI crude oil during the first nine months of 2015. For example, WTI crude oil processed in our U.S. Mid-Continent region sold at a discount of $1.80 per barrel to Brent crude oil in the first nine months of of 2016 compared to a discount of $5.66 per barrel in the first nine months of of 2015, representing an unfavorable decrease of $3.86 per barrel. Another example is Maya crude oil (a type of sour crude oil) that sold at a discount of $8.73 per barrel to Brent crude oil during the first nine months of 2016 compared to a discount of $9.24 per barrel during the first nine months of 2015, representing an unfavorable decrease of $0.51 per barrel. We estimate that the cost of light sweet crude oils and sour crude oils during the first nine months of 2016 had an unfavorable impact to our refining margin of approximately $720 million.

•
Higher costs of biofuel credits - As more fully described in Note 13 of Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $249 million from $283 million in the first nine months of 2015 to $532 million in the first nine months of 2016. This increase was due to an increase in the market price of RINs caused by an expected shortage in the market of available RINs.

•
Higher throughput volumes - Refining throughput volumes increased by 74,000 barrels per day in the first nine months of 2016 compared to the first nine months of 2015. We estimate that the increase in refining throughput volumes had a positive impact on our refining margin of approximately $175 million.

The decrease of $97 million in operating expenses was primarily due to a $58 million decrease in energy costs driven by lower natural gas prices ($2.27 per MMBtu in the first nine months of 2016 compared to $2.73 per MMBtu in the first nine months of 2015) and a $26 million decrease in employee-related expenses primarily due to lower incentive compensation expense.

The increase of $63 million in depreciation and amortization expense was primarily due to an increase of $41 million in depreciation expense associated with new capital projects and $30 million in refinery turnaround and catalyst amortization expense resulting from the completion of turnaround projects at several of our refineries.

Ethanol
Ethanol segment adjusted operating income increased $9 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to a $39 million decrease in operating expenses, partially offset by a $16 million increase in depreciation and amortization expense and a $14 million (or $0.01 per gallon) decrease in gross margin.

The decrease in ethanol segment gross margin of $14 million was due primarily to the following:

•
Lower ethanol prices - Ethanol prices were lower in the first nine months of 2016 primarily due to the decrease in crude oil and gasoline prices in the first nine months of 2016 compared to the first nine months of 2015. For example, the New York Harbor ethanol price was $1.55 per gallon in the first nine months of 2016 compared to $1.59 per gallon in the first nine months of 2015. We estimate that the decrease in the price of ethanol per gallon during the first nine months of 2016 had an unfavorable impact to our ethanol margin of approximately $30 million.

•
Lower co-product prices - A decrease in export demand had an unfavorable effect on the prices we received for corn-related co-products, primarily distillers grains. We estimate that the decrease in distillers grain prices had an unfavorable impact to our ethanol margin of approximately $60 million.

•
Lower corn prices - Corn prices were lower in the first nine months of 2016 compared to the first nine months of 2015 primarily due to higher forecasted yields from the current corn crop in the corn-producing regions of the U.S. Mid-Continent. For example, the CBOT corn price was $3.62 per bushel in the first nine months of 2016 compared to $3.78 per bushel in the first nine months of 2015. We estimate that the decrease in the price of corn that we processed during the first nine months of 2016 had a favorable impact to our ethanol margin of approximately $65 million.

The $39 million decrease in operating expenses was primarily due to a $22 million decrease in energy costs related to lower natural gas prices ($2.27 per MMBtu in the first nine months of 2016 compared to $2.73 per MMBtu in the first nine months of 2015) and a $13 million decrease in chemical costs.

The increase of $16 million in depreciation and amortization expense was primarily due to a $10 million gain on the sale of certain plant assets in the first nine months of 2015 that was reflected in depreciation and amortization expense thereby reducing depreciation and amortization expense in that period.

Other
In June 2016, we evaluated the Aruba Terminal for potential impairment and concluded that it was impaired, resulting in an asset impairment loss of $56 million related to our refining segment. This matter is more fully described in Note 2 of Condensed Notes to Consolidated Financial Statements.

Income tax expense decreased $1.1 billion from the first nine months of 2015 to the first nine months of 2016 primarily as a result of lower income before income tax expense. The effective tax rates of 25 percent in the first nine months of 2016 and 32 percent in the first nine months of 2015 are lower than the U.S. statutory rate of 35 percent because income from our international operations is taxed at statutory rates that are lower than in the U.S. The effective tax rate in the first nine months of 2016 was also lower than the rate in the first nine months of 2015 due to (i) the reversal of the lower of cost or market inventory valuation reserve of $747 million, the majority of which impacted our international operations that are taxed at lower statutory tax rates, (ii) a benefit of $42 million associated with the transfer of ownership of the Aruba Refinery and Aruba Terminal to the GOA, and (iii) a benefit of $35 million resulting from the settlement of an income tax audit. The transfer of ownership of the Aruba Refinery and the Aruba Terminal to the GOA is more fully described in Note 2 of Condensed Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2016
Our operations generated $3.8 billion of cash in the first nine months of 2016, driven primarily by net income of $2.0 billion and excluding $928 million of noncash charges to income, along with a positive change in working capital of $953 million. Noncash charges include $1.4 billion of depreciation and amortization expense, $56 million for the asset impairment loss associated with our Aruba Terminal, and $193 million of deferred income tax expense, partially offset by a benefit of $747 million from a lower of cost or market inventory valuation adjustment. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further detailed in Note 11 of Condensed Notes to Consolidated Financial Statements. This source of cash mainly resulted from:

•	an increase in accounts payable, partially offset by an increase in receivables, primarily as a result of increasing commodity prices; and

•	the temporary reduction of our inventories.

The $3.8 billion of cash generated by our operations, along with $1.65 billion in proceeds from the issuance of debt (primarily $1.25 billion of 3.4 percent senior notes due September 15, 2026 and borrowings under the VLP Revolver of $349 million as discussed in Note 4 of Condensed Notes to Consolidated Financial Statements), were used mainly to:

•	fund $1.4 billion in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and equity-method joint venture investments;

•	pay off a long-term liability of $137 million owed to a joint venture partner for an owner-method joint venture investment;

•	purchase common stock for treasury of $1.2 billion;

•	pay common stock dividends of $840 million;

•	pay distributions of $54 million to noncontrolling interests; and

•	increase available cash on hand by $1.8 billion.

Cash Flows for the Nine Months Ended September 30, 2015
Our operations generated $5.1 billion of cash in the first nine months of 2015, driven primarily by net income of $3.7 billion and excluding $1.4 billion of noncash charges to income. Noncash charges include $1.3 billion of depreciation and amortization expense and $77 million of deferred income tax expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital in the first nine months of 2015 had little impact to cash generated by our operations, contributing only $46 million. The change in our working capital is further detailed in Note 11 of Condensed Notes to Consolidated Financial Statements. This source of cash mainly resulted from a decrease in receivables, partially offset by a decrease in accounts payable, primarily as a result of decreasing commodity prices.

The $5.1 billion of cash generated by our operations in the first nine months of 2015, along with $1.45 billion in proceeds from the issuance of debt ($600 million of 3.65 percent senior notes due March 15, 2025, $650 million of 4.9 percent senior notes due March 15, 2045, and borrowings under the VLP Revolver of $200 million as discussed in Note 4 of Condensed Notes to Consolidated Financial Statements), were used mainly to:

•	fund $1.7 billion in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and equity-method joint venture investments;

•
make debt repayments of $509 million, of which $400 million related to our 4.5 percent senior notes, $75 million related to our 8.75 percent debentures, $25 million related to the VLP Revolver, and $9 million related to other non-bank debt and capital lease obligations;

•	purchase common stock for treasury of $2.1 billion;

•	pay common stock dividends of $608 million;

•	pay distributions of $39 million to noncontrolling interests; and

•	increase available cash on hand by $1.6 billion.
Capital Investments
For 2016, we expect to incur approximately $2.4 billion for capital investments, including capital expenditures, deferred turnaround and catalyst costs, and equity-method joint venture investments. This consists of approximately $1.5 billion for stay-in-business capital and $900 million for growth strategies, including our continued investment in Diamond Pipeline LLC (Diamond Pipeline) described below. This capital investment estimate excludes potential strategic acquisitions. We continuously evaluate our capital budget and make changes as conditions warrant.

We hold equity-method investments in joint ventures and we invest in these joint ventures or enter into new joint venture arrangements to enhance our operations. In December 2015, we exercised our option to purchase a 50 percent interest in Diamond Pipeline, which was formed by Plains Pipeline, L.P. (Plains) to construct and operate a 440-mile, 20-inch crude oil pipeline expected to provide capacity of up to 200,000 barrels per day of domestic sweet crude oil from the Plains Cushing, Oklahoma terminal to our Memphis Refinery, with the ability to connect into the Capline Pipeline. The pipeline is expected to be completed in 2017 for an estimated $925 million.  We have contributed $136 million in Diamond Pipeline and expect to continue making contributions as the construction progresses.

Contractual Obligations
As of September 30, 2016, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the nine months ended September 30, 2016. In October 2016, we entered into agreements under which we expect to lease storage tanks located at three of our refineries. The leases will not commence until certain required regulatory permitting occurs. The lease agreements will be accounted for as capital leases and we expect to recognize capital lease assets and related obligations of approximately $490 million. These capital lease agreements have initial terms of 10 years each and each agreement has successive 10-year automatic renewal terms.

Currently, we have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis up to $1.3 billion. As of September 30, 2016, the actual availability under the facility fell below the facility borrowing capacity to $1.2 billion primarily due to a decrease in eligible trade receivables as a result of the current market price environment for the finished products that we produce.

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

Summary of Credit Facilities
As of September 30, 2016, we had outstanding borrowings and letters of credit issued under our credit facilities as follows (in millions):

				September 30, 2016
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit		Availability
Committed facilities:
Revolver		$3,000	November 2020		$—		$53		$2,947
VLP Revolver		$750	November 2020		$524		$—		$226
Canadian Revolver	C$	50	November 2016	C$	—	C$	10	C$	40
Accounts receivable sales facility		$1,300	July 2017		$100		$—		$1,051
Letter of credit facilities		$275	November 2016 and June 2017		$—		$—		$275
Uncommitted facilities:
Letter of credit facilities		$650	N/A		$—		$185		$465

Letters of credit issued as of September 30, 2016 expire in 2016 through 2018.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of September 30, 2016, we had approximately $190 million of our common stock remaining to be purchased under our previously authorized $2.5 billion common stock purchase program. On September 21, 2016, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date. We have no obligation to make purchases under the program.

Pension Plan Funding
We contributed $132 million to our pension plans and $12 million to our other postretirement benefit plans during the nine months ended September 30, 2016. During the fourth quarter of 2016, we plan to contribute approximately $4 million to our pension plans and $8 million to our other postretirement benefit plans.

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

Tax Matters
During the third quarter of 2016, we settled the audit related to our U.S. federal income tax returns for 2008 and 2009. The Internal Revenue Service (IRS) has ongoing tax audits related to our U.S. federal income tax returns from 2010 through 2014, and we have received Revenue Agent Reports (RARs) in connection with the 2010 and 2011 audit. We are contesting certain tax positions and assertions included in the RARs and continue to make progress in resolving certain of these matters with the IRS. We believe that the ultimate settlement of these audits will not be material to our financial position, results of operations, or liquidity.

Cash Held by Our International Subsidiaries
We operate in countries outside the U.S. through subsidiaries incorporated in these countries, and the earnings of these subsidiaries are taxed by the countries in which they are incorporated. We intend to reinvest these earnings indefinitely in our international operations even though we are not restricted from repatriating such earnings to the U.S. in the form of cash dividends. Should we decide to repatriate such earnings, we would incur and pay taxes on the amounts repatriated. In addition, such repatriation could cause us to record deferred tax expense that could significantly impact our results of operations. We believe, however, that a substantial portion of our international cash can be returned to the U.S. without significant tax consequences through means other than a repatriation of earnings. As of September 30, 2016, $2.2 billion of our cash and temporary cash investments was held by our international subsidiaries.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2016, there were no significant changes to our critical accounting policies since the date our annual report on Form 10‑K for the year ended December 31, 2015 was filed.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
September 30, 2016:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$25	$(4)
10% decrease in underlying commodity prices	(25)	(3)

December 31, 2015:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(45)	—
10% decrease in underlying commodity prices	45	5

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of September 30, 2016.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits and GHG emission credits needed to comply with various governmental and regulatory programs. To manage these risks, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of September 30, 2016, there was an immaterial amount of gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments, the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	September 30, 2016
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
Debt:
Fixed rate	$950	$—	$—	$750	$850	$5,724	$8,274	$9,327
Average interest rate	6.4%	—%	—%	9.4%	6.1%	5.7%	6.1%
Floating rate (a)	$1	$106	$6	$6	$530	$29	$678	$678
Average interest rate	3.4%	1.3%	3.4%	3.4%	1.8%	3.4%	1.9%

(a) As of September 30, 2016, we had an interest rate swap associated with $54 million of our floating rate debt, resulting in an effective interest rate of 3.85 percent. The fair value of the swap was immaterial.

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
Debt:
Fixed rate	$—	$950	$—	$750	$850	$4,474	$7,024	$7,467
Average interest rate	—%	6.4%	—%	9.4%	6.1%	6.3%	6.6%
Floating rate	$117	$—	$—	$—	$175	$—	$292	$292
Average interest rate	1.7%	—%	—%	—%	1.5%	—%	1.6%

FOREIGN CURRENCY RISK

As of September 30, 2016, we had commitments to purchase $328 million of U.S. dollars. Our market risk was minimal on these contracts, as all of them matured on or before October 31, 2016.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

U.S. Environmental Protection Agency (EPA) (Benicia Refinery). In our Form 10-Q for the quarter ended June 30, 2016, we reported that we had received settlement communications from the EPA regarding various alleged reporting and storage violations at our Benicia Refinery, which we reasonably believe will result in penalties in excess of $100,000. We recently resolved this matter with the EPA.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We currently have multiple outstanding Violation Notices (VNs) issued by the BAAQMD from 2013 to the present. These VNs are for alleged reporting violations and excess emissions at our Benicia Refinery and asphalt plant. In the third quarter of 2016, we entered into an Agreement with the BAAQMD to resolve various outstanding VNs and continue to work with the BAAQMD to resolve the remaining VNs.

San Francisco Regional Water Quality Control Board (RWQCB) (Benicia Refinery). The RWQCB issued a Notice of Administrative Civil Liability to our Benicia Refinery in October 2016 for alleged violations of the Refinery’s National Pollutant Discharge Elimination System permit with a proposed penalty of $197,500. We are working with the RWQCB to resolve this matter.

Texas Commission on Environmental Quality (TCEQ) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2015, we reported that we had received two proposed Agreed Orders from the TCEQ resolving multiple violations that occurred between May 2007 and April 2013 at our Port Arthur Refinery. In the third quarter of 2016, we finalized both Agreed Orders resolving these matters with the TCEQ.

Environment Canada (EC) (Quebec Refinery). We are involved in a legal proceeding initiated by the EC alleging breaches of certain conditions at our Quebec Refinery of a directive issued under the Canadian Fisheries Act. We are working with the EC to resolve the matter, which we reasonably believe will result in penalties in excess of $100,000.

Item 1A. Risk Factors

We disclose the following risk factor in addition to the risk factors we have disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard could adversely affect our performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2016	965,843	$49.67	—	965,843	$644 million
August 2016	3,892,669	$54.00	2,543	3,890,126	$434 million
September 2016	4,384,394	$55.67	59	4,384,335	$2.7 billion
Total	9,242,906	$54.34	2,602	9,240,304	$2.7 billion

(a)
The shares reported in this column represent purchases settled in the third quarter of 2016 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On July 13, 2015, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock. This authorization has no expiration date. As of September 30, 2016, the approximate dollar value of shares that may yet be purchased under the 2015 authorization is $190 million. On September 21, 2016, we announced that our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date. As of September 30, 2016, no purchases have been made under the 2016 authorization.

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
Date: November 8, 2016