Form 10-K
period 2017-12-31
VALERO ENERGY CORP/TX
filed 2018-02-28
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $29.8 billion based on the last sales price quoted as of June 30, 2017 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2018, 433,176,258 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 3, 2018, at which directors will be elected. Portions of the 2018 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2018 Proxy Statement where certain information required in Part III of this Form 10-K may be found.

Form 10-K Item No. and Caption		Heading in 2018 Proxy Statement

10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Board of Directors, Independent Directors, Audit Committee, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors, Identification of Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Governance Documents and Codes of Ethics

11.	Executive Compensation	Compensation Committee, Compensation Discussion and Analysis, Executive Compensation, Director Compensation, Pay Ratio Disclosure, and Certain Relationships and Related Transactions

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Beneficial Ownership of Valero Securities and Equity Compensation Plan Information

13.	Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions and Independent Directors

14.	Principal Accountant Fees and Services	KPMG LLP Fees and Audit Committee Pre-Approval Policy

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

i

ii

The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, to one or more of our consolidated subsidiaries, or to all of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 28 of this report under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

PART I

ITEMS 1. and 2. BUSINESS AND PROPERTIES

OVERVIEW

We are a Fortune 500 company based in San Antonio, Texas. Our corporate offices are at One Valero Way, San Antonio, Texas, 78249, and our telephone number is (210) 345-2000. We were incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. We changed our name to Valero Energy Corporation on August 1, 1997. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “VLO.” On January 31, 2018, we had 10,015 employees.

We own 15 petroleum refineries located in the United States (U.S.), Canada, and the United Kingdom (U.K.) with a combined throughput capacity of approximately 3.1 million barrels per day. Our refineries produce conventional gasolines, premium gasolines, gasoline meeting the specifications of the California Air Resources Board (CARB), diesel, low-sulfur diesel, ultra-low-sulfur diesel, CARB diesel, other distillates, jet fuel, asphalt, petrochemicals, lubricants, and other refined petroleum products. We sell our refined petroleum products in both the wholesale rack and bulk markets, and approximately 7,400 outlets carry our brand names in the U.S., Canada, the U.K., and Ireland. Most of our logistics assets support our refining operations, and some of these assets are owned by Valero Energy Partners LP (VLP), a midstream master limited partnership majority owned by us. We also own 11 ethanol plants in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.45 billion gallons per year. We sell our ethanol in the wholesale bulk market, and some of our logistics assets support our ethanol operations.

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

SEGMENTS

Effective January 1, 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, we created a new reportable segment — VLP. The results of the VLP segment, which include the results of our majority-owned master limited partnership referred to by the same name, were transferred from the refining segment. The segment information included herein has been retrospectively adjusted for the segment changes described above.

As a result, we have three reportable segments as follows:

•	Refining segment includes our refining operations, the associated marketing activities, and certain logistics assets, which are not owned by VLP, that support our refining operations;

•	Ethanol segment includes our ethanol operations, the associated marketing activities, and logistics assets that support our ethanol operations; and

•	VLP segment includes the results of VLP, which provides transportation and terminaling services to our refining segment.

Financial information about our segments is presented in Note 16 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

VALERO’S OPERATIONS

REFINING

Refining Operations
As of December 31, 2017, our refining operations included 15 petroleum refineries in the U.S., Canada, and the U.K., with a combined total throughput capacity of approximately 3.1 million barrels per day (BPD). The following table presents the locations of these refineries and their approximate feedstock throughput capacities as of December 31, 2017.

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

Total Refining System
The following table presents the percentages of principal charges and yields (on a combined basis) for all of our refineries for 2017, during which period our total combined throughput volumes averaged approximately 2.9 million BPD.

Combined Total Refining System Charges and Yields
Charges:
	sour crude oil	32%
	sweet crude oil	45%
	residual fuel oil	7%
	other feedstocks	5%
	blendstocks	11%
Yields:
	gasolines and blendstocks	48%
	distillates	38%
	other products (primarily includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur and asphalt)	14%

U.S. Gulf Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the eight refineries in the U.S. Gulf Coast region for 2017, during which period total throughput volumes averaged approximately 1.7 million BPD.

Combined U.S. Gulf Coast Region Charges and Yields
Charges:
	sour crude oil	42%
	sweet crude oil	28%
	residual fuel oil	11%
	other feedstocks	7%
	blendstocks	12%
Yields:
	gasolines and blendstocks	45%
	distillates	39%
	other products (primarily includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur and asphalt)	16%

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

U.S. Mid-Continent
The following table presents the percentages of principal charges and yields (on a combined basis) for the three refineries in the U.S. Mid-Continent region for 2017, during which period total throughput volumes averaged approximately 457,000 BPD.

Combined U.S. Mid-Continent Region Charges and Yields
Charges:
	sour crude oil	4%
	sweet crude oil	89%
	blendstocks	7%
Yields:
	gasolines and blendstocks	54%
	distillates	36%
	other products (primarily includes petrochemicals, gas oils, No. 6 fuel oil, and asphalt)	10%

McKee Refinery. Our McKee Refinery is located in the Texas Panhandle. It processes primarily sweet crude oils into gasoline, diesel, jet fuels, and asphalt. The refinery has access to local and Permian Basin crude oil sources via third-party pipelines. The refinery distributes its products primarily via third-party pipelines to markets in Texas, New Mexico, Arizona, Colorado, and Oklahoma.

Memphis Refinery. Our Memphis Refinery is located in Tennessee along the Mississippi River. It processes primarily sweet crude oils. Most of its production is gasoline, diesel, and jet fuels. Crude oil supply is primarily from Cushing over the Diamond pipeline, which began operations in November 2017. Crude oil can be received, along with other feedstocks, via barge. Most of the refinery’s products are distributed via truck rack and barges.

Ardmore Refinery. Our Ardmore Refinery is located in Oklahoma, approximately 100 miles south of Oklahoma City. It processes medium sour and sweet crude oils into gasoline, diesel, and asphalt. The refinery receives local crude oil and feedstock supply via third-party pipelines. Refined petroleum products are transported to market via rail, trucks, and the Magellan pipeline system.

North Atlantic
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in the North Atlantic region for 2017, during which period total throughput volumes averaged approximately 491,000 BPD.

Combined North Atlantic Region Charges and Yields
Charges:
	sour crude oil	1%
	sweet crude oil	84%
	residual fuel oil	5%
	blendstocks	10%
Yields:
	gasolines and blendstocks	45%
	distillates	42%
	other products (primarily includes petrochemicals, gas oils, and No. 6 fuel oil)	13%

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

U.S. West Coast
The following table presents the percentages of principal charges and yields (on a combined basis) for the two refineries in the U.S. West Coast region for 2017, during which period total throughput volumes averaged approximately 257,000 BPD.

Combined U.S. West Coast Region Charges and Yields
Charges:
	sour crude oil	65%
	sweet crude oil	7%
	other feedstocks	13%
	blendstocks	15%
Yields:
	gasolines and blendstocks	59%
	distillates	25%
	other products (primarily includes gas oil, No. 6 fuel oil, petroleum coke, sulfur and asphalt)	16%

Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It processes sour crude oils into gasoline, diesel, jet fuel, and asphalt. Gasoline production is primarily California Reformulated Blendstock Gasoline for Oxygenate Blending (CARBOB), which meets California Air Resource Board (CARB) specifications when blended with ethanol. The refinery receives crude oil feedstocks via a marine dock and crude oil pipelines connected to a southern California crude oil delivery system. Most of the refinery’s products are distributed via pipeline and truck rack into northern California markets.

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
Feedstock Supply
Our crude oil feedstocks are purchased through a combination of term and spot contracts. Our term supply agreements are at market-related prices and are purchased directly or indirectly from various national oil companies as well as international and U.S. oil companies. The contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under our term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to us.

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

Wholesale Rack Sales
We sell our gasoline and distillate products, as well as other products, such as asphalt, lube oils, and natural gas liquids (NGLs), on a wholesale basis through an extensive rack marketing network. The principal purchasers of our refined petroleum products from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the U.S., Canada, the U.K., and Ireland.

The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero-brand family that operate 5,631 branded sites in the U.S., 923 branded sites in the U.K. and Ireland, and 839 branded sites in Canada as of December 31, 2017. These sites are independently owned and are supplied by us under multi-year contracts. For branded sites, products are sold under the Valero®, Beacon®, Diamond Shamrock®, and Shamrock® brands in the U.S., the Texaco® brand in the U.K. and Ireland, and the Ultramar® brand in Canada.

Bulk Sales
We also sell our gasoline and distillate products, as well as other products, such as asphalt, petrochemicals, and NGLs, through bulk sales channels in the U.S. and international markets. Our bulk sales are made to various oil companies, traders, and bulk end-users, such as railroads, airlines, and utilities. Our bulk sales are transported primarily by pipeline, barges, and tankers to major tank farms and trading hubs.

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
Logistics
We own logistics assets (crude oil pipelines, refined petroleum product pipelines, terminals, tanks, marine docks, truck rack bays, and other assets) that support our refining operations, and these assets are not owned by VLP. See discussion of the VLP segment on page 11.

ETHANOL

We own 11 ethanol plants with a combined ethanol production capacity of 1.45 billion gallons per year. Our ethanol plants are dry mill facilities(a) that process corn to produce ethanol, distillers grains, and corn oil(b). We source our corn supply from local farmers and commercial elevators. Our facilities receive corn primarily by rail and truck. We publish on our website a corn bid for local farmers and cooperative dealers to facilitate corn supply transactions.

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

State	City	Ethanol Production Capacity	Production of DDGs	Corn Processed
Indiana	Linden	135	355,000	47
	Mount Vernon	100	263,000	35
Iowa	Albert City	135	355,000	47
	Charles City	140	368,000	49
	Fort Dodge	140	368,000	49
	Hartley	140	368,000	49
Minnesota	Welcome	140	368,000	49
Nebraska	Albion	135	355,000	47
Ohio	Bloomingburg	135	355,000	47
South Dakota	Aurora	140	368,000	49
Wisconsin	Jefferson	110	352,000	41
Total		1,450	3,875,000	509

The combined production of ethanol from our plants averaged 4.0 million gallons per day for 2017.
________________________

(a)
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

(b)
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

VLP

VLP is a publicly traded master limited partnership formed by us in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. VLP’s assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that provide transportation and terminaling services to our refining segment and are integral to the operations of our Ardmore, Corpus Christi, Houston, McKee, Memphis, Meraux, Port Arthur, St. Charles, and Three Rivers Refineries. VLP’s common units, representing limited partner interests, are traded on the NYSE under the symbol “VLP.” VLP is discussed more fully in Note 11 of Notes to Consolidated Financial Statements.

The following table summarizes information with respect to VLP’s pipelines:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand BPD)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt segment of Red River crude oil pipeline	16	138	60(a)	crude oil	Ardmore	Plains Red River, Plains Cushing
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan Central
McKee logistics system
McKee crude system	multiple segments	145	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(b)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(c)	refined petroleum products	McKee	Kinder Morgan SFPP System
Memphis logistics system(d)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline; Diamond (e)
Memphis products system
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics Nederland
Port Arthur products system
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products, Enterprise Beaumont
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
St. Charles logistics system
Parkway pipeline	16	140	110	refined petroleum products	St. Charles	Plantation; Colonial
Three Rivers logistics system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
_______________________

(a)	Capacity shown represents VLP’s 40 percent undivided interest in the pipeline segment. Total capacity for the pipeline segment is 150,000 BPD.

(b)	Capacity shown represents VLP’s 33⅓ percent undivided interest in the pipeline. Total capacity for the pipeline is 63,000 BPD.

(c)	Capacity shown represents VLP’s 33⅓ percent undivided interest in the pipeline connection. Total capacity for the pipeline connection is 98,400 BPD.

(d)	Portions of VLP’s Memphis logistics system pipelines are owned by Memphis Light, Gas and Water (MLGW), but they are operated and maintained exclusively by VLP under long-term arrangements with MLGW.

(e)	The Diamond pipeline is owned 50 percent by Valero and 50 percent by Plains All American Pipeline, L.P.

The following table summarizes information with respect to VLP’s terminals:

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand BPD)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt Station tanks	300	—	crude oil	Ardmore	Plains Red River
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan Central
Corpus Christi logistics system
Corpus Christi East terminal	6,241	—	crude oil and refined petroleum products	Corpus Christi East	Eagle Ford Pipeline LLC; NuStar North Beach terminal, Eagle Ford pipelines & South Texas pipeline network
Corpus Christi West terminal	3,835	—	crude oil and refined petroleum products	Corpus Christi West	(same as Corpus Christi East terminal)
Houston logistics system
Houston terminal	3,642	—	crude oil and refined petroleum products	Houston	HFOTCO; Magellan crude; Seaway; Kinder Morgan Pasadena & Galena Park; Magellan East Houston & Galena Park
McKee logistics system
McKee crude system
Various terminals	240	—	crude oil	McKee	—
McKee products system
El Paso terminal	166 (a)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (b)	refined petroleum products	McKee	—
McKee terminal	4,400	—	crude oil and refined petroleum products	McKee	NuStar (several); NuStar/Phillips Denver
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
Memphis truck rack	8	110	refined petroleum products	Memphis	—
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal dock	—	4 (c)	refined petroleum products	Memphis	—
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
Meraux logistics system
Meraux terminal	3,900	—	crude oil and refined petroleum products	Meraux	LOOP; CAM; Plantation; Colonial
____________________________
See footnotes on page 14.

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand BPD)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Seaway connection	—	750	crude oil	Port Arthur	Seaway
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Port Arthur products system
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
PAPS terminal	1,144	—	diesel	Port Arthur	Explorer; Colonial
Port Arthur terminal	8,500	—	crude oil and refined petroleum products	Port Arthur	Sunoco Logistics Nederland; Explorer; Colonial; Sunoco Logistics MagTex; Cameron Highway; TransCanada Cushing MarketLink; Enterprise Beaumont
St. Charles logistics system
St. Charles terminal	10,004	—	crude oil and refined petroleum products	St. Charles	LOOP; CAM; Plantation; Colonial
Three Rivers logistics system
Three Rivers terminal	2,250	—	crude oil and refined petroleum products	Three Rivers	NuStar South Texas; Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
____________________________

(a)	Capacity shown represents VLP’s 33⅓ percent undivided interest in the terminal. Total storage capacity is 499,000 barrels.

(b)	Capacity shown represents VLP’s 33⅓ percent undivided interest in the truck rack. Total capacity is 30,000 BPD.

(c)	Dock throughput is reflected in thousands of barrels per hour.

ENVIRONMENTAL MATTERS

We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:

•	Item 1A, “Risk Factors”—Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance;

•	Item 1A, “Risk Factors”—Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard could adversely affect our performance;

•	Item 1A, “Risk Factors”—We may incur additional costs as a result of our use of rail cars for the transportation of crude oil and the products that we manufacture;

•	Item 3, “Legal Proceedings” under the caption “Environmental Enforcement Matters,” and;

•
Item 8, “Financial Statements and Supplementary Data” in Note 7 of Notes to Consolidated Financial Statements and Note 9 of Notes to Consolidated Financial Statements under the caption “Environmental Matters.”

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2017, our capital expenditures attributable to compliance with environmental regulations were $145 million, and they are currently estimated to be $290 million for 2018 and $123 million for 2019. The estimates for 2018 and 2019 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
PROPERTIES

Our principal properties are described above under the caption “Valero’s Operations,” and that information is incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2017, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 8 and 9 of Notes to Consolidated Financial Statements. Financial information about our properties is presented in Note 5 of Notes to Consolidated Financial Statements and is incorporated herein by reference.

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
Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to GHG emissions and climate change, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we sell, and decreased demand for our products that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations, discontinue use of certain process units, or install pollution control equipment that could materially and adversely affect our business, financial condition, results of operations, and liquidity.
For example, the U.S. Environmental Protection Agency (EPA) recently adopted the Residual Risk and Technology Review Rule (RTR) adding new standards for air toxic emissions, among other requirements. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental regulations regarding GHG emissions and low carbon fuel standards could result in increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
In addition, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. While the current U.S. administration announced its intent to withdraw from the Paris Agreement in June 2017, there are no guarantees that it will not be implemented in the U.S., or in part by U.S. states or local governments. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various U.S. states or at the U.S. federal level or in other countries could adversely affect the oil and gas industry.
Severe weather events may have an adverse effect on our assets and operations.
Some members within the scientific community believe that the increasing concentrations of greenhouse gas emissions in the Earth’s atmosphere, among other reasons, may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our assets and operations.

Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard could adversely affect our performance.
The U.S. EPA has implemented a Renewable Fuel Standard (RFS) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the U.S. A Renewable Identification Number (RIN) is assigned to each gallon of renewable fuel produced in or imported into the U.S. As a producer of petroleum-based transportation fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the U.S. EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program.
We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including U.S. EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the U.S. EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.
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
Any attempt by the U.S. government to withdraw from or materially modify existing international trade agreements could adversely affect our business, financial condition and results of operations.
The current U.S. administration has questioned certain existing and proposed trade agreements, such as the North American Free Trade Agreement, and has withdrawn the U.S. from others such as the Trans-Pacific Partnership. The current U.S. administration has also raised the possibility of greater restrictions on trade generally, and significant increases on tariffs on goods imported into the U.S.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For example, the imposition of tariffs or other trade barriers with other countries could affect our ability to obtain feedstocks from international sources, increase our costs and reduce the competitiveness of our products.
While there is currently a lack of certainty around the likelihood, timing, and details of any such policies and reforms, if the current U.S. administration takes action to withdraw from, or materially modify, existing international trade agreements, our business, financial condition and results of operations could be adversely affected.
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
We currently use rail cars for the transportation of some feedstocks to certain of our facilities and for the transportation of some of the products we manufacture to their markets. We own and lease rail cars for our operations. Rail transportation is subject to a variety of federal, state, and local regulations. New laws and regulations, and changes in existing laws and regulations, are frequently enacted or proposed, and could result in increased expenditures for compliance, either directly through costs for our owned and leased rail assets, or as passed along to us by rail carriers and operators. For example, in May 2014, the U.S. Department of Transportation (DOT) issued an emergency order requiring rail carriers to provide certain notifications to state agencies along routes used by trains over a certain length carrying crude oil. In addition, in November 2014, the Federal Railroad Administration (FRA) issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. In May 2015, the Pipeline and Hazardous Materials Safety Administration (PHMSA), in coordination with the FRA, issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. In August 2016, PHMSA adopted a final rule expanding the requirements and mandating additional controls for enhanced tank cars, as required by the Fixing America’s Surface Transportation (FAST) Act of 2015. While some recent actions—including (1) a December 2017 statement that PHMSA intends to initiate rulemaking to rescind portions of its May 2015 rule; and (2) an April 2017 final rule from FRA that delays certain training-program requirements—have provided some regulatory relief, the general trend has been toward greater regulation. We do not believe recently adopted rules will have a material impact on our financial position, results of operations, and liquidity, although further changes in law, regulations or industry standards could require us to incur additional costs to the extent they are applicable to us.
Competitors that produce their own supply of feedstocks, own their own retail sites, have greater financial resources, or provide alternative energy sources may have a competitive advantage.
The refining and marketing industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks and for sites for our refined petroleum products. We do not produce any of our crude oil feedstocks and, following the separation of our retail business in 2013, we do not have a company-owned retail network. Many of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and some have extensive retail sites. Such competitors are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in a loss of intellectual property, proprietary information or employee, customer or vendor data; public disclosure of sensitive information; increased costs to prevent, respond to or mitigate cybersecurity events; systems interruption; or the disruption of our business operations. A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control. A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers and vendors. There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
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
On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (Tax Reform) was enacted. Among other things, Tax Reform reduces the U.S. corporate income tax rate from 35 percent to 21 percent (beginning in 2018) and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Beginning in 2018, Tax Reform also generally will (i) limit our annual deductions for interest expense to no more than 30 percent of our “adjusted taxable income” (plus 100 percent of our business interest income) for the year and (ii) permit us to offset only 80 percent (rather than 100 percent) of our taxable income with any net operating losses we generate after 2017. While we are currently evaluating the effects of Tax Reform, including the one-time deemed repatriation tax and the re-measurement of our deferred tax assets and liabilities, we do not expect that the provisions of Tax Reform, taken as a whole, will have any adverse impact on our cash tax liabilities, results of operations, or financial condition. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of Tax Reform, we will use what we believe are reasonable interpretations and assumptions in applying Tax Reform, but it is possible that the Internal Revenue Service (IRS) could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our cash tax liabilities, results of operations, and financial condition.
We may incur losses and additional costs as a result of our forward-contract activities and derivative transactions.
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

U.S. EPA (Fuels). In our quarterly report on Form 10-Q for the quarter ended March 31, 2017, we reported that we had received a Notice of Violation (NOV) from the U.S. EPA related to violations from the Mobile Source Inspection of 2015, which we believe will result in penalties in excess of $100,000. We continue to work with the EPA to resolve this matter.

People of the State of Illinois, ex rel. v. The Premcor Refining Group Inc., et al., Third Judicial Circuit Court, Madison County (Case No. 03-CH-00459, filed May 29, 2003) (Hartford Refinery and terminal). In our quarterly report on Form 10-Q for the quarter ended September 30, 2017, we reported that the Illinois EPA had filed suit against The Premcor Refining Group Inc. alleging violations of air and waste regulations at Premcor’s Hartford, Illinois terminal and closed refinery. We have entered into a Partial Consent Order resolving various air and permitting violations. Our litigation with other potentially responsible parties (PRPs) and the Illinois EPA continues. We continue to assert our various defenses, limitations and potential rights for contribution from the other PRPs.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We currently have multiple outstanding Violation Notices (VNs) issued by the BAAQMD from 2015 to present. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. In the fourth quarter of 2017, we entered into an agreement with BAAQMD to resolve various VNs and continue to work with the BAAQMD to resolve the remaining VNs.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). We currently have multiple NOVs issued by the SCAQMD. These NOVs are for alleged reporting violations and excess emissions at our Wilmington Refinery. We continue to work with the SCAQMD to resolve these NOVs.

Texas Commission on Environmental Quality (TCEQ) (McKee Refinery). In our annual report on Form 10-K for the year ended December 31, 2016, we reported that we had received a proposed Agreed Order in the amount of $121,314 from the TCEQ as an administrative penalty for alleged excess emissions at our McKee Refinery. We continue to work with the TCEQ to resolve this matter.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “VLO.”

As of January 31, 2018, there were 5,483 holders of record of our common stock.

The following table shows the high and low sales prices of and dividends declared on our common stock for each quarter of 2017 and 2016.

	Sales Prices of the Common Stock		Dividends Per Common Share
Quarter Ended	High	Low
2017:
December 31	$93.18	$75.84	$0.70
September 30	77.77	64.22	0.70
June 30	68.39	60.69	0.70
March 31	71.40	64.45	0.70
2016:
December 31	$69.85	$52.51	$0.60
September 30	58.08	46.88	0.60
June 30	64.06	49.91	0.60
March 31	72.49	52.55	0.60

On January 23, 2018, our board of directors declared a quarterly cash dividend of $0.80 per common share payable March 6, 2018 to holders of record at the close of business on February 13, 2018.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 2017	515,762	$77.15	292,145	223,617	$1.6 billion
November 2017	2,186,889	$81.21	216,415	1,970,474	$1.4 billion
December 2017	2,330,263	$87.76	798	2,329,465	$1.2 billion
Total	5,032,914	$83.83	509,358	4,523,556	$1.2 billion

(a)
The shares reported in this column represent purchases settled in the fourth quarter of 2017 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans, and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On September 21, 2016, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (the 2016 program) with no expiration date. As of December 31, 2017, we had $1.2 billion remaining available for purchase under the 2016 program. On January 23, 2018, we announced that our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date.

The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of Valero’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return(a) on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five-year period commencing December 31, 2012 and ending December 31, 2017. Our peer group comprises the following nine companies: Andeavor; BP plc; CVR Energy, Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; PBF Energy Inc.; Phillips 66; and Royal Dutch Shell plc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(a)
Among Valero Energy Corporation, the S&P 500 Index,
and Peer Group

	As of December 31,
	2012	2013	2014	2015	2016	2017
Valero Common Stock	$100.00	$165.00	$165.40	$242.80	$244.71	$342.54
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	121.56	111.98	100.82	119.45	151.71
____________________________________

(a)
Assumes that an investment in Valero common stock and each index was $100 on December 31, 2012. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 31, 2012 through December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five-year period ended December 31, 2017 was derived from our audited financial statements. The following table should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the historical financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data.”

The following summaries are in millions of dollars, except for per share amounts:

	Year Ended December 31,
	2017 (a)	2016 (b)	2015 (c)	2014	2013 (d)
Operating revenues	$93,980	$75,659	$87,804	$130,844	$138,074
Income from continuing operations	4,156	2,417	4,101	3,775	2,722
Earnings per common share from continuing operations – assuming dilution	9.16	4.94	7.99	6.97	4.96
Dividends per common share	2.80	2.40	1.70	1.05	0.85
Total assets	50,158	46,173	44,227	45,355	46,957
Debt and capital lease obligations, less current portion	8,750	7,886	7,208	5,747	6,224
_________________________________________________

(a)
Includes the impact of Tax Reform that was enacted on December 22, 2017 and resulted in a net income tax benefit of $1.9 billion ($4.26 per share – assuming dilution) as further described in Note 14 of Notes to Consolidated Financial Statements.

(b)
Includes a noncash lower of cost or market inventory valuation reserve adjustment that resulted in a net benefit to our results of operations of $747 million as described in Note 4 of Notes to Consolidated Financial Statements.

(c)	Includes a noncash lower of cost or market inventory valuation reserve adjustment that resulted in a net charge to our results of operations of $790 million.

(d)	Includes the operations of our retail business prior to its separation from us on May 1, 2013.

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

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, and the Mexican peso relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in Item 1A, “Risk Factors” in this report.

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

This report includes references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted net income attributable to Valero stockholders, adjusted operating income (loss), and refining and ethanol segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the accompanying financial tables in “RESULTS OF OPERATIONS” and note (d) to the accompanying tables for reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Also in note (d), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
For 2017, we reported net income attributable to Valero stockholders of $4.1 billion compared to $2.3 billion for 2016, which represents an increase of $1.8 billion. This increase is primarily due to a $1.9 billion income tax benefit in 2017 resulting from the implementation of the provisions under Tax Reform, which was enacted on December 22, 2017. See Note 14 of Notes to Consolidated Financial Statements for additional information about Tax Reform and the $1.9 billion benefit recorded by us. Excluding the impact of Tax Reform, adjusted net income attributable to Valero stockholders in 2017 was $2.2 billion. This compares to adjusted net income attributable to Valero stockholders of $1.7 billion in 2016, which has been adjusted for the amounts reflected in the table on page 34. The $479 million increase in adjusted net income attributable to Valero stockholders was primarily due to a $779 million increase in adjusted operating income between the years net of the resulting increase in income tax expense.

Operating income was $3.6 billion in each of 2017 and 2016. Excluding the amounts reflected in the tables on page 34 from both years, adjusted operating income was $3.7 billion in 2017 compared to $2.9 billion in 2016, which represents an increase of $779 million.

The $779 million increase in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income increased by $942 million due to higher margins on refined petroleum products and higher throughput volumes, partially offset by lower discounts on sour crude oils and other feedstocks, higher cost of biofuel credits, and higher operating expenses (excluding depreciation and amortization expense). This is more fully described on pages 38 through 40.

•	Ethanol segment. Ethanol segment adjusted operating income decreased by $118 million primarily due to lower ethanol and corn related co-products prices. This is more fully described on page 40.

•
VLP segment. VLP segment adjusted operating income increased by $74 million primarily due to incremental revenues generated from transportation and terminaling services provided to our refining segment associated with terminals acquired in 2016 and 2017, a product pipeline system acquired in 2017, and the acquisition of an undivided interest in crude system assets in 2017. This is more fully described on page 41.

•
Corporate and eliminations. Corporate and eliminations, which consists primarily of general and administrative expenses and related depreciation and amortization expense, increased by $119 million primarily due to higher employee related costs, legal and environmental reserves, and other expenses, which are more fully described on page 38.

Additional details and analysis for the changes in operating income and adjusted operating income for our reportable business segments and other components of net income and adjusted net income attributable to Valero stockholders, including a reconciliation of non-GAAP financial measures used in this Overview to their most comparable measures reported under U.S. GAAP, are provided below under “RESULTS OF OPERATIONS”.

Outlook
Below are several factors that have impacted or may impact our results of operations during the first quarter of 2018:

•	Refining and ethanol margins are expected to remain near current levels.

•	Medium and heavy sour crude oil discounts are expected to remain weaker than their five-year averages as supplies of sour crude oils in the market remain suppressed.

•	Sweet crude discounts are expected to remain near current levels as export demand remains strong and increased supplies from the Permian Basin are delivered into U.S. Gulf Coast markets.

•
Legislation authorizing the extension of the $1 per gallon biodiesel blender’s tax credit for biodiesel volumes blended in 2017 was passed and signed into law in February 2018. As a result, we will recognize a benefit to cost of materials and other in our refining segment results of operations for the first quarter of 2018 of approximately $170 million. The majority of this amount will be recognized by one of our consolidated variable interest entities (VIEs) in which we own a 50 percent interest; therefore, approximately one half of this amount (after taxes) will be excluded from net income attributable to Valero stockholders.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. In addition, these tables include financial measures that are not defined under U.S. GAAP and represent non-GAAP financial measures. These non-GAAP financial measures are reconciled to their most comparable U.S. GAAP financial measures and include adjusted net income attributable to Valero stockholders, adjusted operating income, and refining and ethanol segment margin. In note (d) to these tables, we disclose the reasons why we believe our use of non-GAAP financial measures provides useful information.

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

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2017
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Operating revenues:
Operating revenues from external customers	$90,651	$3,324	$—	$5	$93,980
Intersegment revenues	6	176	452	(634)	—
Total operating revenues	90,657	3,500	452	(629)	93,980
Cost of sales:
Cost of materials and other	80,865	2,804	—	(632)	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	3,917	443	104	(2)	4,462
Depreciation and amortization expense	1,800	81	53	—	1,934
Total cost of sales	86,582	3,328	157	(634)	89,433
Other operating expenses (a)	58	—	3	—	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	835	835
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$4,017	$172	$292	$(882)	3,599
Other income, net					76
Interest and debt expense, net of capitalized interest					(468)
Income before income tax benefit					3,207
Income tax benefit					(949)
Net income					4,156
Less: Net income attributable to noncontrolling interests					91
Net income attributable to Valero Energy Corporation stockholders					$4,065
________________
See note references on pages 48 through 50.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2016
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Operating revenues:
Operating revenues from external customers	$71,968	$3,691	$—	$—	$75,659
Intersegment revenues	—	210	363	(573)	—
Total operating revenues	71,968	3,901	363	(573)	75,659
Cost of sales:
Cost of materials and other	63,405	3,130	—	(573)	65,962
Operating expenses (excluding depreciation and amortization expense reflected below)	3,696	415	96	—	4,207
Depreciation and amortization expense	1,734	66	46	—	1,846
Lower of cost or market inventory valuation adjustment (b)	(697)	(50)	—	—	(747)
Total cost of sales	68,138	3,561	142	(573)	71,268
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	715	715
Depreciation and amortization expense	—	—	—	48	48
Asset impairment loss (c)	56	—	—	—	56
Operating income by segment	$3,774	$340	$221	$(763)	3,572
Other income, net					56
Interest and debt expense, net of capitalized interest					(446)
Income before income tax expense					3,182
Income tax expense					765
Net income					2,417
Less: Net income attributable to noncontrolling interests					128
Net income attributable to Valero Energy Corporation stockholders					$2,289
________________
See note references on pages 48 through 50.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31,
	2017	2016
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders (d)
Net income attributable to Valero Energy Corporation stockholders	$4,065	$2,289
Exclude adjustments:
Lower of cost or market inventory valuation adjustment (b)	—	747
Income tax expense related to the lower of cost or market inventory valuation adjustment	—	(168)
Lower of cost or market inventory valuation adjustment, net of taxes	—	579
Asset impairment loss (c)	—	(56)
Income tax benefit on Aruba Disposition (c)	—	42
Income tax benefit from Tax Reform (e)	1,862	—
Total adjustments	1,862	565
Adjusted net income attributable to Valero Energy Corporation stockholders	$2,203	$1,724

	Year Ended December 31, 2017
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (d)
Operating income by segment	$4,017	$172	$292	$(882)	$3,599
Exclude:
Other operating expenses (a)	(58)	—	(3)	—	(61)
Adjusted operating income	$4,075	$172	$295	$(882)	$3,660

	Year Ended December 31, 2016
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (d)
Operating income by segment	$3,774	$340	$221	$(763)	$3,572
Exclude:
Lower of cost or market inventory valuation adjustment (b)	697	50	—	—	747
Asset impairment loss (c)	(56)	—	—	—	(56)
Adjusted operating income	$3,133	$290	$221	$(763)	$2,881
________________
See note references on pages 48 through 50.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2017	2016	Change
Throughput volumes (thousand BPD)
Feedstocks:
Heavy sour crude oil	469	396	73
Medium/light sour crude oil	458	526	(68)
Sweet crude oil	1,323	1,193	130
Residuals	219	272	(53)
Other feedstocks	148	152	(4)
Total feedstocks	2,617	2,539	78
Blendstocks and other	323	316	7
Total throughput volumes	2,940	2,855	85

Yields (thousand BPD)
Gasolines and blendstocks	1,423	1,404	19
Distillates	1,127	1,066	61
Other products (f)	428	421	7
Total yields	2,978	2,891	87

Operating statistics
Refining segment margin (d)	$9,792	$8,563	$1,229
Adjusted refining segment operating income (see page 34) (d)	$4,075	$3,133	$942
Throughput volumes (thousand BPD)	2,940	2,855	85

Refining segment margin per barrel of throughput (g)	$9.12	$8.20	$0.92
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput	3.65	3.54	0.11
Depreciation and amortization expense per barrel of throughput	1.67	1.66	0.01
Adjusted refining segment operating income per barrel of throughput (h)	$3.80	$3.00	$0.80
_______________
See note references on pages 48 through 50.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2017	2016	Change
Operating statistics
Ethanol segment margin (d)	$696	$771	$(75)
Adjusted ethanol segment operating income (see page 34) (d)	$172	$290	$(118)
Production volumes (thousand gallons per day)	3,972	3,842	130

Ethanol segment margin per gallon of production (g)	$0.48	$0.55	$(0.07)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.31	0.30	0.01
Depreciation and amortization expense per gallon of production	0.05	0.04	0.01
Adjusted ethanol segment operating income per gallon of production (h)	$0.12	$0.21	$(0.09)

VLP Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2017	2016	Change
Operating statistics
Pipeline transportation revenue	$101	$78	$23
Terminaling revenue	348	284	64
Storage and other revenue	3	1	2
Total VLP segment operating revenues	$452	$363	$89

Pipeline transportation throughput (thousand BPD)	964	829	135
Pipeline transportation revenue per barrel of throughput (g)	$0.29	$0.26	$0.03

Terminaling throughput (thousand BPD)	2,889	2,265	624
Terminaling revenue per barrel of throughput (g)	$0.33	$0.34	$(0.01)
_______________
See note references on pages 48 through 50.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2017	2016	Change
Feedstocks
Brent crude oil	$54.82	$45.02	$9.80
Brent less West Texas Intermediate (WTI) crude oil	3.92	1.83	2.09
Brent less Alaska North Slope (ANS) crude oil	0.26	1.25	(0.99)
Brent less Louisiana Light Sweet (LLS) crude oil	0.69	0.15	0.54
Brent less Argus Sour Crude Index (ASCI) crude oil	4.18	5.18	(1.00)
Brent less Maya crude oil	7.74	8.63	(0.89)
LLS crude oil	54.13	44.87	9.26
LLS less ASCI crude oil	3.49	5.03	(1.54)
LLS less Maya crude oil	7.05	8.48	(1.43)
WTI crude oil	50.90	43.19	7.71

Natural gas (dollars per MMBtu)	2.98	2.46	0.52

Products
U.S. Gulf Coast:
CBOB gasoline less Brent	10.50	9.17	1.33
Ultra-low-sulfur diesel less Brent	13.26	10.21	3.05
Propylene less Brent	0.48	(6.68)	7.16
CBOB gasoline less LLS	11.19	9.32	1.87
Ultra-low-sulfur diesel less LLS	13.95	10.36	3.59
Propylene less LLS	1.17	(6.53)	7.70
U.S. Mid-Continent:
CBOB gasoline less WTI	15.65	11.82	3.83
Ultra-low-sulfur diesel less WTI	18.50	13.03	5.47
North Atlantic:
CBOB gasoline less Brent	12.57	11.99	0.58
Ultra-low-sulfur diesel less Brent	14.75	11.57	3.18
U.S. West Coast:
CARBOB 87 gasoline less ANS	18.12	17.04	1.08
CARB diesel less ANS	17.11	14.52	2.59
CARBOB 87 gasoline less WTI	21.78	17.62	4.16
CARB diesel less WTI	20.77	15.10	5.67
New York Harbor corn crush (dollars per gallon)	0.26	0.30	(0.04)

Total Company, Corporate, and Other
Operating revenues increased $18.3 billion in 2017 compared to 2016 primarily due to increases in refined petroleum product prices associated with our refining segment. This improvement in operating revenues was mostly offset by higher cost of materials and other and increases in other components of cost of sales between the years, resulting in an increase in operating income of $27 million in 2017 compared to 2016.

Excluding the adjustments to operating income in both years reflected in the tables on page 34, adjusted operating income was $3.7 billion in 2017 compared to $2.9 billion in 2016. Details regarding the $779 million increase in adjusted operating income between the years are discussed by segment below.

Corporate and eliminations, which consists primarily of general and administrative expenses and related depreciation and amortization expense, increased by $119 million in 2017 compared to 2016 primarily due to higher employee related costs of $50 million, an increase in legal and environmental reserves of $21 million, expenses associated with the termination of an acquisition transaction of $16 million, and an increase in charitable contributions of $10 million.

Income tax expense decreased $1.7 billion from 2016 to 2017 primarily due to a $1.9 billion income tax benefit in 2017 resulting from Tax Reform, which is more fully described in Note 14 of Notes to Consolidated Financial Statements. Excluding this benefit, the effective tax rate for 2017 was 28 percent. This compares to an effective tax rate of 26 percent in 2016, which has been adjusted for the income tax adjustments reflected in the table on page 34. The effective tax rates are lower than the U.S. statutory rate of 35 percent that was in effect through December 31, 2017, primarily because income from our international operations was taxed at statutory rates that were lower than in the U.S. The effective tax rate in 2016 was lower than the 2017 rate due to a benefit of $35 million resulting from the favorable resolution of an income tax audit.

Refining Segment Results
Refining segment operating revenues increased $18.7 billion and cost of materials and other increased $17.5 billion in 2017 compared to 2016 primarily due to increases in refined petroleum product prices and crude oil feedstock costs, respectively. The resulting $1.2 billion increase in refining segment margin (as defined in note (d) on page 48) was partially offset by increases in other components of cost of sales between the years, resulting in an increase in operating income of $243 million, from $3.8 billion in 2016 to $4.0 billion in 2017.

Excluding the adjustments reflected in the tables on page 34 from operating income in both years, adjusted operating income was $4.1 billion in 2017 compared to $3.1 billion in 2016, an increase of $942 million. The components of this increase are outlined below, along with the reasons for the changes in these components between the years.

Refining segment margin increased $1.2 billion in 2017 compared to 2016, as previously noted, primarily due to the following:

•
Increase in distillate margins. We experienced improved distillate margins throughout all of our regions in 2017 compared to 2016. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $13.26 per barrel in 2017 compared to $10.21 per barrel in 2016, representing a favorable increase of $3.05 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel that was $18.50 per barrel in 2017 compared to $13.03 per barrel in 2016, representing a favorable increase of $5.47 per barrel. We estimate that the increase in distillate margins per barrel in 2017 compared to 2016 had a positive impact to our refining segment margin of approximately $1.2 billion.

•
Increase in gasoline margins. We also experienced improved gasoline margins throughout all of our regions in 2017 compared to 2016. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $15.65 per barrel in 2017 compared to $11.82 per barrel in 2016, representing a favorable increase of $3.83 per barrel. Another example is the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline, which was $10.50 per barrel in 2017 compared to $9.17 per barrel in 2016, representing a favorable increase of $1.33 per barrel. We estimate that the increase in gasoline margins per barrel in 2017 compared to 2016 had a favorable impact to our refining segment margin of approximately $577 million.

•
Higher throughput volumes. Refining segment throughput volumes increased by 85,000 BPD in 2017. We estimate that the increase in refining throughput volumes had a positive impact on our refining segment margin of approximately $283 million.

•
Lower discounts on sour crude oils. The market prices for refined petroleum products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, and we benefit when we process sour crude oils that are priced at a discount to Brent crude oil. While we benefited from processing these sour crude oils in 2017, that benefit declined compared to 2016. For example, ASCI crude oil processed in our U.S. Gulf Coast region sold at a discount to Brent of $4.18 per barrel in 2017 compared to a discount of $5.18 per barrel in 2016, representing an unfavorable decrease of $1.00 per barrel. Another example is Maya crude oil that sold at a discount to Brent of $7.74 per barrel in 2017 compared to $8.63 per barrel in 2016, representing an unfavorable decrease of $0.89 per barrel. We estimate that the reduction in discounts for sour crude oils that we processed in 2017 had an unfavorable impact to our refining segment margin of approximately $305 million.

•
Lower discounts on other feedstocks. In addition to crude oil, we utilize other feedstocks such as residuals, in certain of our refining processes. We benefit when we process these other feedstocks that are priced at a discount to Brent crude oil. While we benefited from processing these types of feedstocks in 2017, that benefit declined compared to 2016. We estimate that the reduction in the discounts for the other feedstocks that we processed in 2017 had an unfavorable impact to our refining segment margin of approximately $203 million.

•
Higher costs of biofuel credits. As more fully described in Note 19 of Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $193 million from $749 million in 2016 to $942 million in 2017.

•
Increase in charges from VLP. Charges from the VLP segment for transportation and terminaling services increased $89 million in 2017 compared to 2016 primarily due to additional services provided to the refining segment using terminals acquired by VLP in 2016 and 2017, a pipeline system acquired by VLP in 2017, and an undivided interest in crude system assets acquired by VLP in 2017. The increase in charges from VLP are more fully discussed in the VLP segment analysis below.

Refining segment operating expenses (excluding depreciation and amortization expense) increased $221 million primarily due to an increase in energy costs driven by higher natural gas prices ($2.98 per MMBtu in the 2017 compared to $2.46 per MMBtu in 2016).

Refining segment depreciation and amortization expense associated with our cost of sales increased $66 million due to an increase in refinery turnaround and catalyst amortization expense primarily due to costs incurred in the latter part of 2016 in connection with significant turnaround projects at our Port Arthur and Texas City Refineries.

Ethanol Segment Results
Ethanol segment operating revenues decreased $401 million and cost of materials and other decreased $326 million in 2017 compared to 2016 primarily due to decreases in ethanol and corn related co-product prices and lower corn prices, respectively. The resulting $75 million decrease in ethanol segment margin (as defined in note (d) on page 48), along with increases in other components of cost of sales between the years, resulted in a decrease in operating income of $168 million, from $340 million in 2016 to $172 million in 2017.

Excluding the adjustment reflected in the table on page 34 from 2016 operating income, adjusted operating income in 2016 was $290 million. Compared to this adjusted amount, operating income in 2017 decreased $118 million. The components of this decrease are outlined below, along with changes in these components between the years.

Ethanol segment margin decreased $75 million in 2017 compared to 2016, as previously noted, primarily due to the following:

•
Lower ethanol prices. Ethanol prices were lower in 2017 compared to 2016 primarily due to higher industry production, which resulted in higher domestic inventories. For example, the New York Harbor ethanol price was $1.56 per gallon in 2017 compared to $1.60 per gallon in 2016. We estimate that the decrease in the price of ethanol had an unfavorable impact to our ethanol segment margin of approximately $73 million.

•
Lower co-product prices. A decrease in export demand for corn related co-products, primarily distillers grains, had an unfavorable effect on the prices we received. We estimate that the decrease for corn related co-product prices had an unfavorable impact to our ethanol segment margin of approximately $52 million.

•
Lower corn prices. Despite a slight increase in the Chicago Board of Trade (CBOT) corn price from $3.58 per bushel in 2016 to $3.59 per bushel in 2017, we acquired corn at lower prices due to favorable location differentials, resulting in a decrease in the price we paid for corn in 2017 compared to 2016. We estimate that the decrease in the price we paid for corn had a favorable impact to our ethanol segment margin of approximately $25 million.

•
Higher production volumes. Ethanol segment margin was favorably impacted by increased production volumes of 130,000 gallons per day in 2017 compared to 2016 primarily due to reliability improvements. We estimate that the increase in production volumes had a favorable impact to our ethanol segment margin of approximately $25 million.

Ethanol segment operating expenses (excluding depreciation and amortization expense) increased $28 million primarily due to an increase in energy costs driven by higher natural gas prices ($2.98 per MMBtu in 2017 compared to $2.46 per MMBtu in 2016).

Ethanol segment depreciation and amortization expense associated with our cost of sales increased $15 million primarily due to the write-off of assets that were idled in 2017.

VLP Segment Results
VLP segment operating revenues increased $89 million in 2017 compared to 2016 primarily due to incremental revenues generated from transportation and terminaling services provided to our refining segment associated with terminals and pipelines acquired in 2016 and 2017. This increase in VLP segment revenues was partially offset by increases in components of cost of sales between the years, resulting in an increase in operating income of $71 million, from $221 million in 2016 to $292 million in 2017.
Excluding the adjustment reflected in the table on page 34 from 2017 operating income, adjusted operating income in 2017 was $295 million, an increase of $74 million compared to 2016. The components of this increase are outlined below, along with the reasons for the changes in these components between the years.
VLP segment revenues increased $89 million in 2017 compared to 2016, as previously noted, primarily due to the following:

•
Incremental throughput from acquired businesses and assets. VLP generated incremental terminaling revenues of $56 million from services provided to the refining segment by the McKee, Meraux, Three Rivers, and Port Arthur terminals. The McKee, Meraux, and Three Rivers Terminals were acquired in 2016 and the Port Arthur terminal was acquired in 2017. VLP also generated incremental pipeline revenues of $15 million from the Parkway pipeline and Red River crude system, which were acquired in 2017. The incremental revenues generated by these businesses and assets had a favorable impact to VLP’s operating revenues of $71 million.

•
Higher throughput volumes at systems owned or acquired prior to 2016. The refining segment shipped higher volumes of crude oil and refined petroleum products using VLP’s terminals and pipeline systems owned or acquired prior to 2016, which resulted in incremental revenues of $16 million in 2017.

VLP segment operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense associated with our cost of sales increased $8 million and $7 million, respectively, primarily due to expenses associated with the Port Arthur terminal, the Parkway pipeline, and the Red River crude system, which were acquired in 2017.

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2016
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Operating revenues:
Operating revenues from external customers	$71,968	$3,691	$—	$—	$75,659
Intersegment revenues	—	210	363	(573)	—
Total operating revenues	71,968	3,901	363	(573)	75,659
Cost of sales:
Cost of materials and other	63,405	3,130	—	(573)	65,962
Operating expenses (excluding depreciation and amortization expense reflected below)	3,696	415	96	—	4,207
Depreciation and amortization expense	1,734	66	46	—	1,846
Lower of cost or market inventory valuation adjustment (b)	(697)	(50)	—	—	(747)
Total cost of sales	68,138	3,561	142	(573)	71,268
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	715	715
Depreciation and amortization expense	—	—	—	48	48
Asset impairment loss (c)	56	—	—	—	56
Operating income by segment	$3,774	$340	$221	$(763)	3,572
Other income, net					56
Interest and debt expense, net of capitalized interest					(446)
Income before income tax expense					3,182
Income tax expense					765
Net income					2,417
Less: Net income attributable to noncontrolling interests					128
Net income attributable to Valero Energy Corporation stockholders					$2,289
________________
See note references on pages 48 through 50.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2015
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Operating revenues:
Operating revenues from external customers	$84,521	$3,283	$—	$—	$87,804
Intersegment revenues	—	151	244	(395)	—
Total operating revenues	84,521	3,434	244	(395)	87,804
Cost of sales:
Cost of materials and other	71,512	2,744	—	(395)	73,861
Operating expenses (excluding depreciation and amortization expense reflected below)	3,689	448	106	—	4,243
Depreciation and amortization expense	1,699	50	46	—	1,795
Lower of cost or market inventory valuation adjustment (b)	740	50	—	—	790
Total cost of sales	77,640	3,292	152	(395)	80,689
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	710	710
Depreciation and amortization expense	—	—	—	47	47
Operating income by segment	$6,881	$142	$92	$(757)	6,358
Other income, net					46
Interest and debt expense, net of capitalized interest					(433)
Income before income tax expense					5,971
Income tax expense					1,870
Net income					4,101
Less: Net income attributable to noncontrolling interests					111
Net income attributable to Valero Energy Corporation stockholders					$3,990
________________
See note references on pages 48 through 50.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31,
	2016	2015
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders (d)
Net income attributable to Valero Energy Corporation stockholders	$2,289	$3,990
Exclude adjustments:
Lower of cost or market inventory valuation adjustment (b)	747	(790)
Income tax expense related to the lower of cost or market inventory valuation adjustment	(168)	166
Lower of cost or market inventory valuation adjustment, net of taxes	579	(624)
Asset impairment loss (c)	(56)	—
Income tax benefit on Aruba Disposition (c)	42	—
Total adjustments	565	(624)
Adjusted net income attributable to Valero Energy Corporation stockholders	$1,724	$4,614

	Year Ended December 31, 2016
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (d)
Operating income by segment	$3,774	$340	$221	$(763)	$3,572
Exclude:
Lower of cost or market inventory valuation adjustment (b)	697	50	—	—	747
Asset impairment loss (c)	(56)	—	—	—	(56)
Adjusted operating income	$3,133	$290	$221	$(763)	$2,881

	Year Ended December 31, 2015
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (d)
Operating income by segment	$6,881	$142	$92	$(757)	$6,358
Exclude:
Lower of cost or market inventory valuation adjustment (b)	(740)	(50)	—	—	(790)
Adjusted operating income	$7,621	$192	$92	$(757)	$7,148
_______________
See note references on pages 48 through 50.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2016	2015	Change
Throughput volumes (thousand BPD)
Feedstocks:
Heavy sour crude oil	396	438	(42)
Medium/light sour crude oil	526	428	98
Sweet crude oil	1,193	1,208	(15)
Residuals	272	274	(2)
Other feedstocks	152	140	12
Total feedstocks	2,539	2,488	51
Blendstocks and other	316	311	5
Total throughput volumes	2,855	2,799	56

Yields (thousand BPD)
Gasolines and blendstocks	1,404	1,364	40
Distillates	1,066	1,066	—
Other products (f)	421	408	13
Total yields	2,891	2,838	53

Operating statistics
Refining segment margin (d)	$8,563	$13,009	$(4,446)
Adjusted refining segment operating income (see page 44) (d)	$3,133	$7,621	$(4,488)
Throughput volumes (thousand BPD)	2,855	2,799	56

Refining segment margin per barrel of throughput (g)	$8.20	$12.73	$(4.53)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput	3.54	3.61	(0.07)
Depreciation and amortization expense per barrel of throughput	1.66	1.66	—
Adjusted refining segment operating income per barrel of throughput (h)	$3.00	$7.46	$(4.46)
_______________
See note references on pages 48 through 50.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Year Ended December 31,
	2016	2015	Change
Operating statistics
Ethanol segment margin (d)	$771	$690	$81
Adjusted ethanol segment operating income (see page 44) (d)	$290	$192	$98
Production volumes (thousand gallons per day)	3,842	3,827	15

Ethanol segment margin per gallon of production (g)	$0.55	$0.49	$0.06
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.30	0.32	(0.02)
Depreciation and amortization expense per gallon of production	0.04	0.03	0.01
Adjusted ethanol segment operating income per gallon of production (h)	$0.21	$0.14	$0.07

VLP Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Year Ended December 31,
	2016	2015	Change
Operating statistics
Pipeline transportation revenue	$78	$81	$(3)
Terminaling revenue	284	162	122
Storage and other revenue	1	1	—
Total VLP segment operating revenues	$363	$244	$119

Pipeline transportation throughput (thousand barrels per day)	829	950	(121)
Pipeline transportation revenue per barrel of throughput (g)	$0.26	$0.23	$0.03

Terminaling throughput (thousand barrels per day)	2,265	1,340	925
Terminaling revenue per barrel of throughput (g)	$0.34	$0.33	$0.01
_______________
See note references on pages 48 through 50.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Year Ended December 31,
	2016	2015	Change
Feedstocks
Brent crude oil	$45.02	$53.62	$(8.60)
Brent less West Texas Intermediate (WTI) crude oil	1.83	4.91	(3.08)
Brent less Alaska North Slope (ANS) crude oil	1.25	0.67	0.58
Brent less Louisiana Light Sweet (LLS) crude oil	0.15	1.26	(1.11)
Brent less Argus Sour Crude Index (ASCI) crude oil	5.18	5.63	(0.45)
Brent less Maya crude oil	8.63	9.54	(0.91)
LLS crude oil	44.87	52.36	(7.49)
LLS less ASCI crude oil	5.03	4.37	0.66
LLS less Maya crude oil	8.48	8.28	0.20
WTI crude oil	43.19	48.71	(5.52)

Natural gas (dollars per MMBtu)	2.46	2.58	(0.12)

Products
U.S. Gulf Coast:
CBOB gasoline less Brent	9.17	9.83	(0.66)
Ultra-low-sulfur diesel less Brent	10.21	12.64	(2.43)
Propylene less Brent	(6.68)	(5.94)	(0.74)
CBOB gasoline less LLS	9.32	11.09	(1.77)
Ultra-low-sulfur diesel less LLS	10.36	13.90	(3.54)
Propylene less LLS	(6.53)	(4.68)	(1.85)
U.S. Mid-Continent:
CBOB gasoline less WTI	11.82	17.59	(5.77)
Ultra-low-sulfur diesel less WTI	13.03	19.02	(5.99)
North Atlantic:
CBOB gasoline less Brent	11.99	12.85	(0.86)
Ultra-low-sulfur diesel less Brent	11.57	16.05	(4.48)
U.S. West Coast:
CARBOB 87 gasoline less ANS	17.04	25.56	(8.52)
CARB diesel less ANS	14.52	16.90	(2.38)
CARBOB 87 gasoline less WTI	17.62	29.80	(12.18)
CARB diesel less WTI	15.10	21.14	(6.04)
New York Harbor corn crush (dollars per gallon)	0.30	0.22	0.08

The following notes relate to references on pages 32 through 36 and pages 42 through 46.

(a)
Other operating expenses reflects expenses that are not associated with our cost of sales. Other operating expenses for the year ended December 31, 2017 primarily includes costs incurred at certain of our U.S. Gulf Coast refineries and certain VLP assets due to damage associated with Hurricane Harvey.

(b)
In accordance with U.S. GAAP, we are required to state our inventories at the lower of cost or market. When the market price of our inventory falls below cost, we record a lower of cost or market inventory valuation adjustment to write down the value to market. In subsequent periods, the value of our inventory is reassessed and a lower of cost or market inventory valuation adjustment is recorded to reflect the net change in the lower of cost or market inventory valuation reserve between periods. As of December 31, 2017, the market price of our inventory was above cost; therefore, we did not have a lower of cost or market inventory valuation reserve as of that date. During the year ended December 31, 2016, we recorded a change in our inventory valuation reserve that was established on December 31, 2015, resulting in a noncash benefit of $747 million, of which $697 million and $50 million were attributable to our refining segment and ethanol segment, respectively. The year ended December 31, 2015 includes a lower of cost or market inventory valuation adjustment that resulted in a noncash charge of $790 million, of which $740 million and $50 million were attributable to our refining segment and ethanol segment, respectively. The noncash benefit for the year ended December 31, 2016 differs from the noncash charge for the year ended December 31, 2015 due to the foreign currency effect of inventories held by our international operations.

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

In September 2016 and in connection with the Aruba Disposition, our U.S. subsidiaries cancelled all outstanding debt obligations owed to them by our Aruba subsidiaries, which resulted in the recognition by us of an income tax benefit of $42 million during the year ended December 31, 2016.

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

Non-GAAP measures are as follows:

◦
Adjusted net income attributable to Valero Energy Corporation stockholders is defined as net income attributable to Valero Energy Corporation stockholders excluding the lower of cost or market inventory valuation adjustment, its related income tax effect, the asset impairment loss, the income tax benefit on the Aruba Disposition, and the Tax Reform income tax benefit.

◦
Refining and ethanol segment margins are defined as segment operating income excluding the lower of cost or market inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), other operating expenses, depreciation and amortization expense associated with our cost of sales, and the asset impairment loss as shown below:

	Year Ended December 31,
	2017	2016	2015
Reconciliation of refining segment operating income to refining segment margin
Operating income	$4,017	$3,774	$6,881
Add back:
Operating expenses (excluding depreciation and amortization expense)	3,917	3,696	3,689
Depreciation and amortization expense	1,800	1,734	1,699
Other operating expenses (a)	58	—	—
Lower of cost or market inventory valuation adjustment (b)	—	(697)	740
Asset impairment loss (c)	—	56	—
Refining segment margin	$9,792	$8,563	$13,009

	Year Ended December 31,
	2017	2016	2015
Reconciliation of ethanol segment operating income to ethanol segment margin
Operating income	$172	$340	$142
Add back:
Operating expenses (excluding depreciation and amortization expense)	443	415	448
Depreciation and amortization expense	81	66	50
Lower of cost or market inventory valuation adjustment (b)	—	(50)	50
Ethanol segment margin	$696	$771	$690

◦
Adjusted refining segment operating income is defined as refining segment operating income excluding other operating expenses, the lower of cost or market inventory valuation adjustment, and the asset impairment loss.

◦	Adjusted ethanol segment operating income is defined as ethanol segment operating income excluding the lower of cost or market inventory valuation adjustment.

◦	Adjusted VLP segment operating income is defined as VLP segment operating income excluding other operating expenses.

(e)
On December 22, 2017, Tax Reform was enacted, resulting in the remeasurement of our U.S. deferred taxes and the recognition of a liability for taxes on the deemed repatriation of our foreign earnings and profits. Under

U.S. GAAP, we are required to recognize the effect of Tax Reform in the period of enactment. As a result, we recognized a $1.9 billion income tax benefit in December 2017, which represents the estimated impact of Tax Reform. This estimate may be refined in future periods as further information becomes available.

(f)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(g)
All per barrel of throughput and per gallon of production amounts are calculated by dividing the associated dollar amount by the throughput volumes, production volumes, pipeline transportation throughput volumes, or terminaling throughput volumes for the period, as applicable.

Throughput volumes, production volumes, pipeline transportation throughput volumes, and terminaling throughput volumes are calculated by multiplying throughput volumes per day, production volumes per day, pipeline transportation throughput volumes per day, and terminaling throughput volumes per day by the number of days in the applicable period.

(h)
Adjusted operating income per barrel represents adjusted operating income (defined in (d) above) for our refining segment divided by the respective throughput volumes. Ethanol segment margin per gallon of production represents ethanol segment margin (as defined in (d) above) for our ethanol segment divided by production volumes. Pipeline transportation revenue per barrel and terminaling revenue per barrel represent pipeline transportation revenue and terminaling revenue for our VLP segment divided by pipeline transportation throughput and terminaling throughput volumes, respectively. Throughput and production volumes are calculated by multiplying throughput and production volumes per day (as provided in the accompanying tables) by the number of days in the applicable period.

Total Company, Corporate, and Other
Operating revenues decreased $12.1 billion in 2016 compared to 2015 primarily due to decreases in refined petroleum products prices associated with our refining segment. This decline in operating revenues was partially offset by lower cost of materials and other and the positive effect from the lower of cost or market inventory valuation adjustments in both years, resulting in a decrease in operating income of $2.8 billion, from $6.4 billion in 2015 to $3.6 billion in 2016.

Excluding the adjustments to operating income in both years reflected in the tables on page 44, adjusted operating income was $2.9 billion in 2016 compared to $7.1 billion in 2015. Details regarding the $4.3 billion decrease in adjusted operating income between the years are discussed by segment below.

Income tax expense decreased $1.1 billion from 2015 to 2016 primarily due to lower income before income tax expense. Excluding the income tax adjustments reflected in the table on page 44 from both years, the effective tax rate for 2016 was 26 percent compared to 30 percent in 2015. The effective tax rates are lower than the U.S. statutory rate of 35 percent primarily because income from our international operations was taxed at statutory rates that were lower than in the U.S. The effective tax rate in 2016 was lower than the 2015 rate due to a benefit of $35 million resulting from the favorable resolution of an income tax audit.

Refining Segment Results
Refining segment operating revenues decreased $12.6 billion and cost of materials and other decreased $8.1 billion in 2016 compared to 2015 primarily due to decreases in refined petroleum product prices and crude oil feedstock costs, respectively. The resulting $4.4 billion decrease in refining segment margin was partially offset by the positive effect from the lower of cost or market inventory valuation adjustments in both years, resulting in a decrease in operating income of $3.1 billion, from $6.9 billion in 2015 to $3.8 billion in 2016.

Excluding the adjustments reflected in the tables on page 44 from operating income in both years, adjusted operating income was $3.1 billion in 2016 compared to $7.6 billion in 2015, a decrease of $4.5 billion. The components of this decrease are outlined below, along with the reasons for the changes in these components between the years.

Refining segment margin decreased $4.4 billion in 2016 compared to 2015, as previously noted, primarily due to the following:

•
Decrease in gasoline margins. We experienced a decrease in gasoline margins throughout all our regions in 2016 compared to 2015. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $11.82 per barrel in 2016 compared to $17.59 per barrel in 2015, representing an unfavorable decrease of $5.77 per barrel. Another example is the ANS-based reference margin for U.S. West Coast CARBOB 87 gasoline, which was $17.04 per barrel in 2016 compared to $25.56 per barrel in 2015, representing an unfavorable decrease of $8.52 per barrel. We estimate that the decrease in gasoline margins per barrel in 2016 compared to 2015 had an unfavorable impact to our refining segment margin of approximately $1.7 billion.

•
Decrease in distillate margins. We also experienced a decrease in distillate margins throughout all our regions in 2016 compared to 2015. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $10.21 per barrel in 2016 compared to $12.64 per barrel in 2015, representing an unfavorable decrease of $2.43 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel that was $13.03 per barrel in 2016 compared to $19.02 per barrel in 2015, representing an unfavorable decrease of $5.99 per barrel. We estimate that the decrease in distillate margins per barrel in 2016 compared to 2015 had an unfavorable impact to our refining segment margin of approximately $1.6 billion.

•
Lower discounts on light sweet and sour crude oils. The market prices for refined petroleum products generally track the price of Brent crude oil, which is a benchmark sweet crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil. During 2016, we benefited from processing WTI crude oil (a type of sweet crude oil), however, that benefit declined compared to 2015. For example, WTI crude oil processed in our U.S. Mid-Continent region sold at a discount of $1.83 per barrel to Brent crude oil in 2016 compared to a discount of $4.91 per barrel in 2015, representing an unfavorable decrease of $3.08 per barrel. Another example is Maya crude oil (a type of sour crude oil) that sold at a discount of $8.63 per barrel to Brent crude oil in 2016 compared to a discount of $9.54 per barrel in 2015, representing an unfavorable decrease of $0.91 per barrel. We estimate that the reduction in the discounts for light sweet crude oils and sour crude oils that we processed in 2016 had an unfavorable impact to our refining segment margin of approximately $900 million.

•
Higher costs of biofuel credits. As more fully described in Note 19 of Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $309 million from $440 million in 2015 to $749 million in 2016.

•
Increase in charges from VLP. Charges from the VLP segment for transportation and terminaling services increased $119 million in 2016 compared to 2015 primarily due to additional services provided to the refining segment using terminals acquired by VLP in 2015 and 2016. The increase in charges from VLP are more fully discussed in the VLP segment analysis below.

•
Higher throughput volumes. Refining throughput volumes increased by 56,000 BPD in 2016. We estimate that the increase in refining throughput volumes had a positive impact on our refining segment margin of approximately $175 million.

Refining segment depreciation and amortization expense associated with our cost of sales increased $35 million primarily due to an increase in refinery turnaround and catalyst amortization expense resulting from the completion of turnaround projects at several of our refineries in 2016.

Ethanol Segment Results
Ethanol segment operating revenues increased $467 million and cost of materials and other increased $386 million in 2016 compared to 2015 primarily due to an increase in ethanol production and sales volumes. The resulting $81 million increase in ethanol segment margin, along with the positive effect from the lower of cost or market inventory valuation adjustments in both years, resulted in an increase in operating income of $198 million, from $142 million in 2015 to $340 million in 2016.

Excluding the adjustments reflected in the tables on page 44 from both years, adjusted operating income was $290 million in 2016 compared to $192 million in 2015, an increase of $98 million. The components of this increase are outlined below, along with the reasons for the changes in these components between the years.

Ethanol segment margin increased $81 million in 2016 compared to 2015, as previously noted, primarily due to the following:

•
Lower corn prices. Corn prices were lower in 2016 compared to 2015 primarily due to higher yields from the corn crop in the corn-producing regions of the U.S. Mid-Continent in 2016. For example, the CBOT corn price was $3.58 per bushel in 2016 compared to $3.77 per bushel in 2015. We estimate that the decrease in the price of corn that we processed during 2016 had a favorable impact to our ethanol segment margin of approximately $105 million.

•
Higher ethanol prices. Ethanol prices were slightly higher in 2016 compared to 2015 primarily due to increased ethanol demand. Despite higher domestic production during 2016, inventory levels declined during the year primarily due to higher exports. For example, the New York Harbor ethanol price was $1.60 per gallon in 2016 compared to $1.59 per gallon in 2015. We estimate that the increase in the price of ethanol per gallon in 2016 had a favorable impact to our ethanol segment margin of approximately $24 million.

•
Higher production volumes. Ethanol segment margin was favorably impacted by increased production volumes of 15,000 gallons per day in 2016 compared to 2015 primarily due to improved operating efficiencies and mechanical reliability. We estimate that the increase in production volumes had a favorable impact to our ethanol segment margin of approximately $22 million.

•
Lower co-product prices. A decrease in export demand for corn related co-products, primarily distillers grains, had an unfavorable effect on the prices we received. We estimate that the decrease in corn related co-product prices had an unfavorable impact to our ethanol segment margin of approximately $70 million.

Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased $33 million primarily due to a $14 million decrease in energy costs related to lower natural gas prices ($2.46 per MMBtu in 2016 compared to $2.58 per MMBtu in 2015) and a $15 million decrease in chemical costs.

Ethanol segment depreciation and amortization expense associated with our cost of sales increased $16 million primarily due to a $10 million gain on the sale of certain plant assets in 2015 that was reflected in depreciation and amortization expense thereby reducing depreciation and amortization expense in 2015.

VLP Segment Results
VLP segment operating revenues increased $119 million in 2016 compared to 2015 primarily due to incremental revenues generated from transportation and terminaling services provided to our refining segment associated with terminals acquired in 2015 and 2016. This increase in VLP segment revenues, along with a decrease in operating expenses (excluding depreciation and amortization expense) between the years, resulted in an increase in operating income of $129 million, from $92 million in 2015 to $221 million in 2016. The components of this increase are outlined below, along with the reasons for the changes in these components between the years.
VLP revenues increased $119 million in 2016 compared to 2015, as previously noted, primarily due to the following:

•	Incremental throughput from acquired businesses. VLP generated incremental terminaling revenues of $124 million from services provided to the refining segment by the McKee , Meraux, and Three

Rivers terminals, which were acquired by VLP in 2016, and the St. Charles, Houston, and Corpus Christi terminals which were acquired by VLP in 2015.

•
Lower throughput at systems owned or acquired prior to 2015. VLP experienced a decrease in throughput volumes, primarily at the Port Arthur logistics system as a result of planned turnaround activity at the Port Arthur Refinery and at the McKee crude system as a result of decreased crude oil production in the Texas panhandle. The decrease in throughput volumes at these systems had an unfavorable impact to VLP’s operating revenues of $5 million.

VLP segment operating expenses (excluding depreciation and amortization expense) decreased $10 million primarily due to lower maintenance expense at the Corpus Christi terminal related to inspection activity in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Year Ended December 31, 2017
Our operations generated $5.5 billion of cash in 2017. Net income of $4.2 billion, net of the $1.9 billion noncash benefit from Tax Reform and other noncash charges of $2.1 billion, and a positive change in working capital of $1.3 billion were the primary drivers of the cash generated by our operations in 2017. Other noncash charges included $2.0 billion of depreciation and amortization expense. (See “RESULTS OF OPERATIONS” for further discussion of our operations.) The Tax Reform benefit and the change in our working capital are further detailed in Notes 14 and 17, respectively, of Notes to Consolidated Financial Statements. The source of cash resulting from the $1.3 billion change in working capital was mainly due to:

•	an increase in accounts payable, partially offset by an increase in receivables, primarily as a result of an increase in commodity prices;

•	an increase in income taxes payable resulting from deferring the payment of our fourth quarter 2017 estimated taxes to January 2018, as allowed by tax relief authorization from the IRS; and

•	an increase in inventory due to higher volumes held combined with an increase in commodity prices.

The $5.5 billion of cash generated by our operations, along with borrowings of $380 million under a $750 million senior unsecured revolving credit facility (the VLP Revolver) as discussed in Note 8 of Notes to Consolidated Financial Statements, were used mainly to:

•	fund $2.3 billion in capital investments,which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	acquire an undivided interest in crude system assets for $72 million;

•	purchase common stock for treasury of $1.4 billion;

•	pay common stock dividends of $1.2 billion;

•	pay distributions to noncontrolling interests of $67 million; and

•	increase available cash on hand by $1.0 billion.

Cash Flows for the Year Ended December 31, 2016
Our operations generated $4.8 billion of cash in 2016, driven primarily by net income of $2.4 billion, net noncash charges to income of $1.4 billion, and positive change in working capital of $976 million. Noncash charges included $1.9 billion of depreciation and amortization expense, $56 million for the asset impairment loss associated with our Aruba Terminal, and $230 million of deferred income tax expense, partially offset by a benefit of $747 million from a lower of cost or market inventory valuation adjustment. (See “RESULTS OF OPERATIONS” for further discussion of our operations.) The change in our working capital is further detailed in Note 17 of Notes to Consolidated Financial Statements. The source of cash resulting from the $976 million change in working capital was mainly due to:

•	an increase in accounts payable, offset by an increase in receivables, primarily as a result of higher commodity prices;

•	a reduction of our inventories; and

•	a reduction in prepaid expenses and other related to income taxes receivable due to utilization in 2016 of our 2015 overpayment of taxes.

The $4.8 billion of cash generated by our operations, along with $2.2 billion in proceeds from the issuance of debt (including $1.25 billion of 3.4 percent Senior Notes due September 15, 2026, $500 million of 4.375 percent Senior Notes due December 15, 2026 issued by VLP, and borrowings under the VLP Revolver of $349 million as discussed in Note 8 of Notes to Consolidated Financial Statements), were used mainly to:

•	fund $2.0 billion in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	redeem our 6.125 percent Senior Notes for $778 million (or 103.70 percent of stated value) and our 7.2 percent Senior Notes for $213 million (or 106.27 percent of stated value);

•
make payments on debt and capital lease obligations of $525 million, of which $494 million related to borrowings under the VLP Revolver, $9 million related to capital lease obligations, and $22 million related to other non-bank debt;

•	pay off a long-term liability of $137 million owed to a joint venture partner for an owner-method joint venture investment;

•	purchase common stock for treasury of $1.3 billion;

•	pay common stock dividends of $1.1 billion;

•	pay distributions to noncontrolling interests of $65 million; and

•	increase available cash on hand by $702 million.

Cash Flows for the Year Ended December 31, 2015
Our operations generated $5.6 billion of cash in 2015, driven primarily by net income of $4.1 billion and noncash charges to income of $2.8 billion. Noncash charges included $1.8 billion of depreciation and amortization expense, $790 million from a lower of cost or market inventory valuation adjustment, and $165 million of deferred income tax expense. (See “RESULTS OF OPERATIONS” for further discussion of our operations.) However, the change in our working capital during the year had a negative impact to cash generated by our operations of $1.3 billion as shown in Note 17 of Notes to Consolidated Financial Statements. This use of cash mainly resulted from:

•	a decrease in accounts payable, net of a decrease in receivables, primarily as a result of a decrease in commodity prices from December 2014 to December 2015;

•
an increase in prepaid expenses and other related to income taxes receivable and a decrease in income taxes payable due to tax payments associated with the settlement of several IRS audits and an overpayment of taxes in 2015. This overpayment resulted from a change in the U.S. Federal tax laws late in the year that reinstated the bonus depreciation deduction, which lowered our current income tax expense; and

•	an increase in inventories, mainly due to the build in inventory volumes from 2015 as we purchased crude oil at prices we deemed favorable during the fourth quarter of 2015.

The $5.6 billion of cash generated by our operations, along with (i) $1.45 billion in proceeds from the issuance of debt and (ii) net proceeds of $189 million from VLP’s public offering of 4,250,000 common units as discussed in Note 10 of Notes to Consolidated Financial Statements, were used mainly to:

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

Capital Investments
We define capital investments as capital expenditures for purchases of, additions to, and improvements in our property, plant, and equipment, and turnaround and catalyst costs; and investments in joint ventures.

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

For 2018, we expect to incur approximately $2.7 billion for capital investments, but we continuously evaluate our capital budget and make changes as conditions warrant. This capital investment estimate excludes potential strategic acquisitions, including acquisitions of undivided interests.

We consolidate the financial statements of VIEs if we are the primary beneficiary of their operations, even though we may have no ownership interest in them. Because we consolidate the financial statements of these entities, our financial statements reflect the capital expenditures they make. Our statements of cash flows separately reflect the capital expenditures made by these entities (along with an equal offset of these amounts included in contributions from noncontrolling interests within financing activities) and these expenditures are not included in our $2.7 billion estimate of 2018 capital investments. See Note 11 of Notes to Consolidated Financial Statements for a description of our VIEs.

Contractual Obligations
Our contractual obligations as of December 31, 2017 are summarized below (in millions).

	Payments Due by Year
	2018	2019	2020	2021	2022	Thereafter	Total
Debt and capital lease obligations (a)	$161	$811	$1,319	$58	$60	$7,212	$9,621
Operating lease obligations	359	236	148	104	74	366	1,287
Purchase obligations	18,582	2,375	1,697	1,271	1,209	5,091	30,225
Other long-term liabilities	—	198	219	159	188	1,965	2,729
Total	$19,102	$3,620	$3,383	$1,592	$1,531	$14,634	$43,862
______________________________

(a)
Debt obligations exclude amounts related to unamortized discounts and debt issuance costs. Capital lease obligations include related interest expense. Our debt and capital lease obligations are further described in Note 8 of Notes to Consolidated Financial Statements.

Debt and Capital Lease Obligations
Our debt and capital lease obligations are described in Note 8 of Notes to Consolidated Financial Statements.

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

Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. We have various purchase obligations including industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements, and various throughput and terminaling agreements. We enter into these contracts to ensure an adequate supply of utilities and feedstock and adequate storage capacity to operate our refineries. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. The purchase obligation amounts shown in the preceding table include both short- and long-term obligations and are based on (a) fixed or minimum quantities to be purchased and (b) fixed or estimated prices to be paid based on current market conditions.

Other Long-term Liabilities
Our other long-term liabilities are described in Note 7 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the preceding table, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2017.

Summary of Credit Facilities
Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
On September 21, 2016, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date. This authorization was in addition to the remaining amount available under the 2015 program. During the first quarter of 2017, we completed our purchases under the 2015 program. As of December 31, 2017, we had $1.2 billion remaining available for purchase under the 2016 program. We have no obligation to make purchases under this program.

On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date.

Pension Plan Funding
We plan to contribute approximately $131 million to our pension plans, including discretionary contributions of $100 million, and $19 million to our other postretirement benefit plans during 2018.

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

Tax Matters
The IRS has ongoing audits related to our U.S. federal income tax returns from 2010 through 2015, and we have received Revenue Agent Reports (RARs) in connection with the 2010 and 2011 audit. We are contesting certain tax positions and assertions included in the RARs and continue to make progress in resolving certain of these matters with the IRS. We believe that the ultimate settlement of these audits will not be material to our financial position, results of operations, or liquidity.

Cash Held by Our International Subsidiaries
In conjunction with our implementation of the provisions under Tax Reform, which was enacted on December 22, 2017 and is more fully described in Note 14 of Notes to Consolidated Financial Statements, we recorded a liability in 2017 for the estimated U.S. federal tax due on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries not previously distributed to us, and we will pay this liability over the eight-year period permitted by the provisions under Tax Reform. Because of the deemed repatriation of these accumulated earnings and profits, there are no longer any U.S. federal income tax consequences associated with the repatriation of any of the $3.2 billion of cash and temporary cash investments held by our international subsidiaries as of December 31, 2017. However, certain countries in which our international subsidiaries are organized impose withholding taxes on cash distributed outside of those countries. We have accrued for withholding taxes on a portion of the cash held by one of our international subsidiaries that we have deemed to not be permanently reinvested in our operations in that country.

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

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2018, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

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

Inventory Valuation
The cost of our inventories is principally determined under the last-in, first-out (LIFO) method using the dollar-value LIFO approach. Our LIFO inventories are carried at the lower of cost or market value and our non-LIFO inventories are carried at the lower of cost or net realizable value. The market value of our LIFO inventories is determined based on the net realizable value of the inventories.

We compare the market value of inventories to their cost on an aggregate basis, excluding materials and supplies. In determining the market value of our inventories, we assume our refinery and ethanol feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our refineries and ethanol plants to the appropriate points of sale. We then apply an estimated selling price to our inventories. If the aggregate market value is less than cost, we recognize a loss for the difference in our statements of income.

The lower of cost or market inventory valuation adjustments for the years ended December 31, 2016 and 2015 are discussed in Note 4 of Notes to Consolidated Financial Statements.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating primarily to the discharge of materials into the environment, waste management, and pollution prevention measures. Future legislative action and regulatory initiatives, as discussed in Note 9 of Notes to Consolidated Financial Statements, could result in changes to required operating permits, additional remedial actions, or increased capital expenditures and operating costs that cannot be assessed with certainty at this time.

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

The amount of our accruals for environmental matters as of December 31, 2017 and 2016 are included in Note 7 of Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
We have significant pension and other postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases, and health care cost trend rates. These assumptions are disclosed and described in Note 12 of Notes to Consolidated Financial Statements. Changes in these assumptions are primarily influenced by factors outside of our control. For example, the discount rate assumption represents a yield curve comprised of various long-term bonds that have an average rating of double-A when averaging all available ratings by the recognized rating agencies, while the expected return on plan assets is based on a compounded return calculated assuming an asset allocation that is representative of the asset mix in our pension plans. To determine the expected return on plan assets, we utilized a forward-looking model of asset returns. The historical geometric average return over the 10 years prior to December 31, 2017 was 6.29 percent. The actual return on assets for the years ended December 31, 2017, 2016, and 2015 was 19.31 percent, 7.77 percent, and 1.46 percent, respectively. These assumptions can have a significant effect on the amounts reported in our financial statements. For example, a 0.25 percent decrease in the assumptions related to the discount rate or expected return on plan assets or a 0.25 percent increase in the assumptions related to the health care cost trend rate or rate of compensation increase would have the following effects on the projected benefit obligation as of December 31, 2017 and net periodic benefit cost for the year ending December 31, 2018 (in millions):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation resulting from:
Discount rate decrease	$129	$9
Compensation rate increase	15	n/a
Health care cost trend rate increase	n/a	1
Increase in expense resulting from:
Discount rate decrease	12	1
Expected return on plan assets decrease	6	n/a
Compensation rate increase	4	n/a
Health care cost trend rate increase	n/a	—

Beginning in 2016, our net periodic benefit cost is determined using the spot-rate approach. Under this approach, our net periodic benefit cost is impacted by the spot rates of the corporate bond yield curve used to calculate our liability discount rate. If the yield curve were to flatten entirely and our liability discount rate remained unchanged, our net periodic benefit cost would increase by $12 million for pension benefits and $2 million for other postretirement benefits in 2018.

See Note 12 of Notes to Consolidated Financial Statements for a further discussion of our pension and other postretirement benefit obligations.

Tax Matters
We record tax liabilities based on our assessment of existing tax laws and regulations. A contingent loss related to an indirect tax (excise/duty, sales/use, gross receipts, and/or value-added tax) claim is recorded if the loss is both probable and reasonably estimable. The recording of our tax liabilities requires significant judgments and estimates. Actual tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different determinations of the amount of tax due, including penalties and interest. In addition, in determining our income tax provision, we must assess the likelihood that our deferred tax assets, primarily consisting of net operating loss and tax credit carryforwards, will be recovered through future taxable income. Judgment is required in estimating the amount of a valuation allowance, if any, that should be recorded against those deferred income tax assets. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised.

In addition, because of the significant and complex changes to the Code from Tax Reform, including the need for regulatory guidance from the IRS to properly account for many of the changes, we recorded income taxes for items where reasonable estimates could be made and we applied the Code on a pre-Tax Reform basis for items where reasonable estimates could not be made, as permitted by Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” issued by the SEC. As a result, we will record the effect in 2018 for items where we were unable to make a reasonable estimate in 2017, and we may revise estimates that were recorded in 2017. These amounts could be material. See Note 14 of Notes to Consolidated Financial Statements for a further discussion of our tax liabilities and the impact from Tax Reform on those liabilities.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
December 31, 2017:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(47)	$4
10% decrease in underlying commodity prices	47	(2)

December 31, 2016:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	61	(22)
10% decrease in underlying commodity prices	(61)	11

See Note 19 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2017.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits and GHG emission credits needed to comply with various governmental and regulatory programs. To manage these risks, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of December 31, 2017, there was an immaterial amount of gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 19 of Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$750	$850	$—	$—	$6,224	$7,824	$9,236
Average interest rate	—%	9.4%	6.1%	—%	—%	5.6%	6.0%
Floating rate (b)	$106	$6	$416	$6	$6	$19	$559	$559
Average interest rate	2.1%	3.8%	2.9%	3.8%	3.8%	3.8%	2.8%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$750	$850	$—	$6,224	$7,824	$8,701
Average interest rate	—%	—%	9.4%	6.1%	—%	5.6%	6.0%
Floating rate (b)	$105	$5	$5	$35	$5	$26	$181	$181
Average interest rate	1.4%	3.4%	3.4%	2.5%	3.4%	3.4%	2.1%

________________________

(a)	Excludes unamortized discounts and debt issuance costs.

(b)
As of December 31, 2017 and 2016, we had an interest rate swap associated with $49 million and $51 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of December 31, 2017, we had commitments to purchase $507 million of U.S. dollars. Our market risk was minimal on these contracts, as all of them matured on or before January 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2017. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 67 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The board of directors and stockholders
Valero Energy Corporation and subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Antonio, Texas
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The board of directors and stockholders
Valero Energy Corporation and subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

San Antonio, Texas
February 28, 2018

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and temporary cash investments	$5,850	$4,816
Receivables, net	6,922	5,901
Inventories	6,384	5,709
Prepaid expenses and other	156	374
Total current assets	19,312	16,800
Property, plant, and equipment, at cost	40,010	37,733
Accumulated depreciation	(12,530)	(11,261)
Property, plant, and equipment, net	27,480	26,472
Deferred charges and other assets, net	3,366	2,901
Total assets	$50,158	$46,173
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$122	$115
Accounts payable	8,348	6,357
Accrued expenses	712	694
Taxes other than income taxes payable	1,321	1,084
Income taxes payable	568	78
Total current liabilities	11,071	8,328
Debt and capital lease obligations, less current portion	8,750	7,886
Deferred income tax liabilities	4,708	7,361
Other long-term liabilities	2,729	1,744
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,039	7,088
Treasury stock, at cost; 239,603,534 and 222,000,024 common shares	(13,315)	(12,027)
Retained earnings	29,200	26,366
Accumulated other comprehensive loss	(940)	(1,410)
Total Valero Energy Corporation stockholders’ equity	21,991	20,024
Noncontrolling interests	909	830
Total equity	22,900	20,854
Total liabilities and equity	$50,158	$46,173
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating revenues (a)	$93,980	$75,659	$87,804
Cost of sales:
Cost of materials and other	83,037	65,962	73,861
Operating expenses (excluding depreciation and amortization expense reflected below)	4,462	4,207	4,243
Depreciation and amortization expense	1,934	1,846	1,795
Lower of cost or market inventory valuation adjustment	—	(747)	790
Total cost of sales	89,433	71,268	80,689
Other operating expenses	61	—	—
General and administrative expenses (excluding depreciation and amortization expense reflected below)	835	715	710
Depreciation and amortization expense	52	48	47
Asset impairment loss	—	56	—
Operating income	3,599	3,572	6,358
Other income, net	76	56	46
Interest and debt expense, net of capitalized interest	(468)	(446)	(433)
Income before income tax expense (benefit)	3,207	3,182	5,971
Income tax expense (benefit)	(949)	765	1,870
Net income	4,156	2,417	4,101
Less: Net income attributable to noncontrolling interests	91	128	111
Net income attributable to Valero Energy Corporation stockholders	$4,065	$2,289	$3,990

Earnings per common share	$9.17	$4.94	$8.00
Weighted-average common shares outstanding (in millions)	442	461	497
Earnings per common share – assuming dilution	$9.16	$4.94	$7.99
Weighted-average common shares outstanding – assuming dilution (in millions)	444	464	500
Dividends per common share	$2.80	$2.40	$1.70
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$5,573	$5,493	$5,980
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2017	2016	2015
Net income	$4,156	$2,417	$4,101
Other comprehensive income (loss):
Foreign currency translation adjustment	514	(415)	(606)
Net gain (loss) on pension and other postretirement benefits	(65)	(98)	57
Other comprehensive income (loss) before income tax expense (benefit)	449	(513)	(549)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(21)	(37)	17
Other comprehensive income (loss)	470	(476)	(566)
Comprehensive income	4,626	1,941	3,535
Less: Comprehensive income attributable to noncontrolling interests	91	129	111
Comprehensive income attributable to Valero Energy Corporation stockholders	$4,535	$1,812	$3,424
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2014	$7	$7,116	$(8,125)	$22,046	$(367)	$20,677	$567	$21,244
Net income	—	—	—	3,990	—	3,990	111	4,101
Dividends on common stock	—	—	—	(848)	—	(848)	—	(848)
Stock-based compensation expense	—	59	—	—	—	59	—	59
Tax deduction in excess of stock- based compensation expense	—	44	—	—	—	44	—	44
Transactions in connection with stock-based compensation plans	—	(155)	(7)	—	—	(162)	—	(162)
Stock purchases under purchase program	—	—	(2,667)	—	—	(2,667)	—	(2,667)
Issuance of Valero Energy Partners LP common units	—	—	—	—	—	—	189	189
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Other comprehensive loss	—	—	—	—	(566)	(566)	—	(566)
Balance as of December 31, 2015	7	7,064	(10,799)	25,188	(933)	20,527	827	21,354
Net income	—	—	—	2,289	—	2,289	128	2,417
Dividends on common stock	—	—	—	(1,111)	—	(1,111)	—	(1,111)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(89)	34	—	—	(55)	—	(55)
Stock purchases under purchase program	—	—	(1,262)	—	—	(1,262)	—	(1,262)
Issuance of Valero Energy Partners LP common units	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Other	—	45	—	—	—	45	(72)	(27)
Other comprehensive income (loss)	—	—	—	—	(477)	(477)	1	(476)
Balance as of December 31, 2016	7	7,088	(12,027)	26,366	(1,410)	20,024	830	20,854
Net income	—	—	—	4,065	—	4,065	91	4,156
Dividends on common stock	—	—	—	(1,242)	—	(1,242)	—	(1,242)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(82)	19	—	—	(63)	—	(63)
Stock purchases under purchase program	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Issuance of Valero Energy Partners LP common units	—	—	—	—	—	—	33	33
Contributions from noncontrolling interests	—	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Other	—	(35)	—	11	—	(24)	(8)	(32)
Other comprehensive income	—	—	—	—	470	470	—	470
Balance as of December 31, 2017	$7	$7,039	$(13,315)	$29,200	$(940)	$21,991	$909	$22,900
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$4,156	$2,417	$4,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,986	1,894	1,842
Lower of cost or market inventory valuation adjustment	—	(747)	790
Asset impairment loss	—	56	—
Deferred income tax expense (benefit)	(2,543)	230	165
Changes in current assets and current liabilities	1,289	976	(1,306)
Changes in deferred charges and credits and other operating activities, net	594	(6)	19
Net cash provided by operating activities	5,482	4,820	5,611
Cash flows from investing activities:
Capital expenditures	(1,353)	(1,278)	(1,618)
Deferred turnaround and catalyst costs	(523)	(718)	(673)
Investments in joint ventures	(406)	(4)	(141)
Acquisition of undivided interest	(72)	—	—
Capital expenditures of certain variable interest entities	(26)	—	—
Other investing activities, net	(2)	(6)	(55)
Net cash used in investing activities	(2,382)	(2,006)	(2,487)
Cash flows from financing activities:
Proceeds from debt issuances or borrowings	380	2,153	1,446
Repayments of debt and capital lease obligations	(21)	(1,475)	(513)
Proceeds from the exercise of stock options	10	6	34
Purchase of common stock for treasury	(1,372)	(1,336)	(2,838)
Common stock dividends	(1,242)	(1,111)	(848)
Proceeds from issuance of Valero Energy Partners LP common units	36	10	189
Contributions from noncontrolling interests	30	—	5
Distributions to noncontrolling interests	(67)	(65)	(45)
Other financing activities, net	(26)	(194)	25
Net cash used in financing activities	(2,272)	(2,012)	(2,545)
Effect of foreign exchange rate changes on cash	206	(100)	(154)
Net increase in cash and temporary cash investments	1,034	702	425
Cash and temporary cash investments at beginning of year	4,816	4,114	3,689
Cash and temporary cash investments at end of year	$5,850	$4,816	$4,114
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
As used in this report, the terms “Valero,” “we,” “us,” or “our” refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

We are an independent petroleum refiner and ethanol producer. We own 15 petroleum refineries located in the United States (U.S.), Canada, and the United Kingdom (U.K.) with a combined throughput capacity of approximately 3.1 million barrels per day as of December 31, 2017. We sell our refined petroleum products in both the wholesale rack and bulk markets, and approximately 7,400 outlets carry our brand names in the U.S., Canada, the U.K., and Ireland. Most of our logistics assets support our refining operations, and some of these assets are owned by Valero Energy Partners LP (VLP). See Note 11 for further discussion about VLP. We also own 11 ethanol plants in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.45 billion gallons per year as of December 31, 2017. We sell our ethanol in the wholesale bulk market, and some of our logistics assets support our ethanol operations.

Basis of Presentation
General
These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Reclassifications
Effective January 1, 2017, we revised our reportable segments to reflect a new reportable segment — VLP. The results of the VLP segment include the results of VLP, our majority-owned master limited partnership. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation. See Note 16 for additional information.

Certain prior year amounts have been reclassified to conform to the 2017 presentation. The changes were primarily due to the separate presentation of depreciation and amortization expense related to operating expenses and general and administrative expenses.

Significant Accounting Policies
Principles of Consolidation
These financial statements include those of Valero, our wholly owned subsidiaries, and variable interest entities (VIEs) in which we have a controlling interest. Our VIEs are described in Note 11. The ownership interests held by others in the VIEs are recorded as noncontrolling interests. Intercompany items and transactions have been eliminated in consolidation. Investments in less than wholly owned entities where we have significant influence are accounted for using the equity method.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories
The cost of refinery feedstocks, refined petroleum products, and grain and ethanol inventories is determined under the last-in, first-out (LIFO) method using the dollar-value LIFO approach, with any increments valued based on average purchase prices during the year. Our LIFO inventories are carried at the lower of cost or market. The cost of products purchased for resale and the cost of materials and supplies are determined principally under the weighted-average cost method. Our non-LIFO inventories are carried at the lower of cost or net realizable value. If the aggregate market value of our LIFO inventories or the aggregate net realizable value of our non-LIFO inventories is less than the related aggregate cost, we recognize a loss for the difference in our statements of income.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Also under the composite method of depreciation, the historical cost of a minor property asset (net of salvage value) that is retired or replaced is charged to accumulated depreciation and no gain or loss is recognized in income. However, a gain or loss is recognized in income for a major property asset that is retired, replaced, sold, or for an abnormal disposition of a property asset (primarily involuntary conversions). Gains and losses are reflected in depreciation and amortization expense, unless such amounts are reported separately due to materiality.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have asset retirement obligations with respect to certain of our refinery assets due to various legal obligations to clean and/or dispose of various component parts of each refinery at the time they are retired. However, these component parts can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. In addition, we have asset retirement obligations with respect to our ethanol plants and certain of our logistics assets that require us to perform under law or contract once the asset is retired from service. It is our practice and current intent to maintain all our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our refineries, ethanol plants, and logistics assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire such assets cannot reasonably be estimated at this time. We will recognize a liability at such time when sufficient information exists to estimate a date or range of potential settlement dates that is needed to employ a present value technique to estimate fair value.

Foreign Currency Translation
The functional currency of each of our international operations is the respective local currency, which includes the Canadian dollar, the pound sterling, the euro, and the Mexican peso. Balance sheet accounts are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the year presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss.

Revenue Recognition
Revenues for products sold by our refining and ethanol segments are recorded upon delivery and transfer of title to the products to our customers and when payment has either been received or collection is reasonably assured. Our VLP segment generates revenues by providing fee-based transportation and terminaling services

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to transport and store crude oil and refined petroleum products using its pipelines and terminals under long-term commercial agreements. VLP segment revenues are recognized upon completion of the transportation or terminaling service. However, because VLP segment revenues are intersegment revenues with our refining segment, all VLP segment revenues are eliminated in consolidation.

We present excise taxes on sales by certain of our international operations on a gross basis in revenues. The amount of such taxes is provided in supplemental information in a footnote on the statements of income. All other excise taxes are presented on a net basis.

We enter into certain purchase and sale arrangements with the same counterparty that are deemed to be made in contemplation of one another. We combine these transactions and present the net effect in cost of materials and other. We also enter into refined petroleum product exchange transactions to fulfill sales contracts with our customers by accessing refined petroleum products in markets where we do not operate our own refineries. These refined petroleum product exchanges are accounted for as exchanges of non-monetary assets, and no revenues are recorded on these transactions.

Cost Classifications
“Cost of materials and other” primarily includes the cost of materials that are a component of our products sold. These costs include (i) the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, and ethanol feedstocks and products) that are a component of our products sold; (ii) costs related to the delivery (such as shipping and handling costs) of products sold; (iii) costs related to our environmental credit obligations to comply with various governmental and regulatory programs (such as the cost of Renewable Identification Numbers (RINs) as required by the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard and emission credits under various cap-and-trade systems, as defined in Note 18); (iv) gains and losses on our commodity derivative instruments; and (v) certain excise taxes.

“Operating expenses (excluding depreciation and amortization expense)” include costs to operate our refineries, ethanol plants, and logistics assets, except for depreciation and amortization expense. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repair and maintenance expenses.

“Depreciation and amortization expense” associated with our operations is separately presented in our statement of income as a component of cost of sales and general and administrative expenses and is disclosed by reportable segment in Note 16.

“Other operating expenses” include costs, if any, incurred by our reportable segments that are not associated with our cost of sales.

Environmental Compliance Program Costs
We purchase credits in the open market to meet our obligations under various environmental compliance programs. We purchase biofuel credits (primarily RINs in the U.S.) to comply with government regulations that require us to blend a certain percentage of biofuels into the products we produce. To the degree that we are unable to blend biofuels at the required percentage, we must purchase biofuel credits to meet our obligation. We purchase greenhouse gas (GHG) emission credits to comply with government regulations

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

concerning various GHG emission programs, including cap-and-trade systems. These programs are further described in Note 19 under “Environmental Compliance Program Price Risk.”

The costs of purchased biofuel credits and GHG emission credits are charged to cost of materials and other as such credits are needed to satisfy our obligation. To the extent we have not purchased enough credits to satisfy our obligation as of the balance sheet date, we charge cost of materials and other for such deficiency based on the market price of the credits as of the balance sheet date, and we record a liability for our obligation to purchase those credits. See Note 18 for disclosure of our fair value liability.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income. To manage commodity price risk, we use economic hedges, which are not designated as fair value or cash flow hedges, and we use fair value and cash flow hedges from time to time. We also enter into certain commodity derivative instruments for trading purposes. The cash flow effects of all of our derivative instruments are reflected in operating activities in the statements of cash flows.

Business Combinations
Effective January 1, 2017, we adopted the provisions of Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805),” that was issued by the Financial Accounting Standards Board (FASB) in January 2017. This ASU provides a more robust framework to evaluate whether transactions should be accounted for as acquisitions (dispositions) of assets or businesses. Our adoption of this ASU did not affect our financial position or results of operations. However, more of our future acquisitions may be accounted for as acquisitions of assets in accordance with this ASU.

Accounting Pronouncements Adopted on January 1, 2018
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We adopted this standard on January 1, 2018 and it will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. The majority of our revenues are generated from the sale of refined petroleum products and ethanol. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and we recognize those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when our control of the products is transferred to our customers and when our performance obligation to our customers is fulfilled.

We adopted this new standard on January 1, 2018 using the modified retrospective method as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. Because the adoption of this standard did not materially impact the manner in which we recognize revenues, we will not make such an adjustment to retained earnings. We continue to develop our revenue disclosures and have enhanced our accounting systems to enable the preparation of such disclosures.

ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The adoption of this ASU effective January 1, 2018 did not affect our financial position nor will it affect our results of operations, but it will result in revised disclosures.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU No. 2017-07
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715),” which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost (non-service cost components) to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is to be applied retrospectively for income statement items and prospectively for any capitalized benefit costs. The adoption of this ASU effective January 1, 2018 did not affect our financial position or results of operations, but will result in the reclassification of the non-service cost components from operating expenses (excluding depreciation and amortization) and general and administrative expenses (excluding depreciation and amortization) to “other income, net.”

ASU No. 2017-09
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718),” to reduce diversity in practice, as well as reduce cost and complexity regarding a change to the terms or conditions of a share-based payment award. The adoption of this ASU effective January 1, 2018 did not have an immediate effect on our financial position or results of operations as it will be applied prospectively to an award modified on or after adoption.

Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the modified retrospective method of adoption. We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. During 2018, we will continue to monitor the adoption process to ensure compliance with accounting and disclosure requirements. We also continue the integration of our lease accounting system with our general ledger, and we will make modifications to the related procurement and payment processes. We anticipate this standard will have a material impact on our financial position by increasing our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases. However, we do not expect adoption to have a material impact on our results of operations or liquidity. We expect our accounting for capital leases to remain substantially unchanged.

ASU No. 2017-12
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220),” which allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform), as discussed in Note 14. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. This ASU shall be applied at the beginning of the annual or interim period of adoption or retrospectively to each period in which the income tax effects of Tax Reform affects the items remaining in accumulated other comprehensive income. The adoption of this ASU is not expected to affect our financial position or results of operations, but will result in the reclassification of the income tax effects of Tax Reform and additional disclosures.

2.	ARUBA DISPOSITION

Effective October 1, 2016, we (i) transferred ownership of all of our assets in Aruba, other than certain hydrocarbon inventories and working capital, to Refineria di Aruba N.V., an entity wholly-owned by the Government of Aruba (GOA), (ii) settled our obligations under various agreements with the GOA, including agreements that required us to dismantle our leasehold improvements under certain conditions, and (iii) sold the working capital of our Aruba operations, including hydrocarbon inventories, to the GOA and CITGO (defined below). We refer to this transaction as the “Aruba Disposition.” The agreements associated with the Aruba Disposition were finalized in September 2016, including approval of such agreements by the Aruba Parliament. We no longer own any assets or have any operations in Aruba.

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

Prior to the Aruba Disposition, we recognized an asset impairment loss of $56 million in June 2016 representing all of the remaining carrying value of our long-lived assets in Aruba. These assets were primarily related to our crude oil and refined petroleum products terminal and transshipment facility in Aruba (collectively, the Aruba Terminal), which were included in our refining segment. We recognized the impairment loss at that time because we concluded that it was more likely than not that we would ultimately transfer ownership of these assets to the GOA as a result of agreements entered into in June 2016 between the GOA, CITGO Aruba Refining N.V. (CAR), and CITGO Petroleum Corporation (together with CAR and certain other affiliates, collectively, CITGO) providing for, among other things, the GOA’s lease of those assets to CITGO. (See Note 18 for disclosure related to the method to determine fair value.)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2017	2016
Accounts receivable	$6,786	$5,687
Commodity derivative and foreign currency contract receivables	102	129
Other receivables	67	117
	6,955	5,933
Allowance for doubtful accounts	(33)	(32)
Receivables, net	$6,922	$5,901

There were no significant changes in our allowance for doubtful accounts during the years ended December 31, 2017, 2016, and 2015.

4.	INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2017	2016
Refinery feedstocks	$2,427	$2,068
Refined petroleum products and blendstocks	3,459	3,153
Ethanol feedstocks and products	242	238
Materials and supplies	256	250
Inventories	$6,384	$5,709

As of December 31, 2017 and 2016, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $3.0 billion and $1.9 billion, respectively. As of December 31, 2017 and 2016, our non-LIFO inventories accounted for $1.0 billion and $641 million, respectively, of our total inventories.

During the year ended December 31, 2016, we recorded a change in our lower of cost or market inventory valuation reserve that resulted in a net benefit to our results of operations of $747 million, and we had a liquidation of LIFO inventory layers that increased cost of sales by $120 million.

During the year ended December 31, 2015, we recorded a lower of cost or market inventory valuation adjustment that resulted in a net charge to our results of operations of $790 million in order to state our inventories at market as of December 31, 2015.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY, PLANT, AND EQUIPMENT

Major classes of property, plant, and equipment, including assets held under capital leases, consisted of the following (in millions):

	December 31,
	2017	2016
Land	$411	$400
Crude oil processing facilities	30,109	29,754
Transportation and terminaling facilities	4,335	3,692
Grain processing equipment	903	855
Administrative buildings	910	838
Other	2,068	1,464
Construction in progress	1,274	730
Property, plant, and equipment, at cost	40,010	37,733
Accumulated depreciation	(12,530)	(11,261)
Property, plant, and equipment, net	$27,480	$26,472

We have various assets under capital leases that primarily support our refining operations totaling $635 million and $118 million as of December 31, 2017 and 2016, respectively. Accumulated amortization on assets under capital leases was $72 million and $45 million as of December 31, 2017 and 2016, respectively.

Depreciation expense was $1.3 billion for each of the years in the three-year period ended December 31, 2017.

6.	DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2017	2016
Deferred turnaround and catalyst costs, net	$1,520	$1,614
Income taxes receivable	673	447
Investments in joint ventures	530	201
Intangible assets, net	142	148
Other	501	491
Deferred charges and other assets, net	$3,366	$2,901

Amortization expense for the deferred charges and other assets shown above was $650 million, $575 million, and $542 million for the years ended December 31, 2017, 2016, and 2015, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long- Term Liabilities
	December 31,		December 31,
	2017	2016	2017	2016
Defined benefit plan liabilities (see Note 12)	$33	$32	$776	$742
Wage and other employee-related liabilities	278	225	111	103
Uncertain income tax position liabilities (see Note 14)	—	—	723	465
Repatriation tax liability (see Note 14)	—	—	597	—
Environmental liabilities	30	29	232	223
Environmental credit obligations (see Note 18)	152	214	—	—
Accrued interest expense	105	104	—	—
Other accrued liabilities	114	90	290	211
Accrued expenses and other long-term liabilities	$712	$694	$2,729	$1,744
There were no significant changes in our environmental liabilities during each of the years in the three-year period ended December 31, 2017.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEBT AND CAPITAL LEASE OBLIGATIONS

Debt, at stated values, and capital lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2017	2016
Bank credit facilities:
Valero Revolver	2020	$—	$—
VLP Revolver	2020	410	30
Canadian Revolver	2018	—	—
Accounts receivable sales facility	2018	100	100
Non-bank debt:
Valero Senior Notes
6.625%	2037	1,500	1,500
3.4%	2026	1,250	1,250
6.125%	2020	850	850
9.375%	2019	750	750
7.5%	2032	750	750
4.9%	2045	650	650
3.65%	2025	600	600
10.5%	2039	250	250
8.75%	2030	200	200
7.45%	2097	100	100
6.75%	2037	24	24
VLP Senior Notes, 4.375%	2026	500	500
Gulf Opportunity Zone Revenue Bonds, Series 2010, 4.0%	2040	300	300
Debenture, 7.65%	2026	100	100
Other debt	2023	49	51
Net unamortized debt issuance costs and other		(73)	(79)
Total debt		8,310	7,926
Capital lease obligations		562	75
Total debt and capital lease obligations		8,872	8,001
Less current portion		122	115
Debt and capital lease obligations, less current portion		$8,750	$7,886

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

We had no borrowings or repayments under the Valero Revolver during the years ended December 31, 2017, 2016, and 2015.

VLP Revolver
VLP has a $750 million senior unsecured revolving credit facility (the VLP Revolver) with a group of lenders that matures in November 2020. The VLP Revolver is available only to the operations of VLP, and creditors of VLP do not have recourse against Valero. VLP has the option to increase the aggregate commitments under the VLP Revolver to $1.0 billion and VLP may request two additional one-year extensions, subject to certain conditions. VLP may terminate the VLP Revolver with notice to the lenders of at least three business days prior to termination. The VLP Revolver also provides for the issuance of letters of credit of up to $100 million. As a result of VLP obtaining an investment grade rating with respect to its issuance of senior notes in December 2016, VLP’s directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the VLP Revolver.

Outstanding borrowings under the VLP Revolver bear interest, at VLP’s option, at either (a) the adjusted LIBO rate (as defined in the VLP Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the VLP Revolver) plus the applicable margin. As of December 31, 2017 and 2016, the variable rate was 2.875 percent and 2.3125 percent, respectively. The VLP Revolver requires payments for customary fees, including commitment fees, letter of credit participation fees, and administrative agent fees. The VLP Revolver contains certain restrictive covenants, including a covenant that requires VLP to maintain a ratio of total debt to EBITDA (as defined in the VLP Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter, and limitations on VLP’s ability to pay distributions to its unitholders.

During the year ended December 31, 2017, VLP borrowed $118 million and $262 million under the VLP Revolver in connection with VLP’s acquisitions from us of Parkway Pipeline LLC and Valero Partners Port Arthur, LLC, respectively, and had no repayments under the VLP Revolver. During the year ended December 31, 2016, VLP borrowed $139 million and $210 million under the VLP Revolver in connection with VLP’s acquisitions from us of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively, and repaid $494 million on the VLP Revolver. During the year

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2015, VLP borrowed $200 million under the VLP Revolver in connection with VLP’s acquisition from us of the Houston and St. Charles Terminal Services Business and repaid $25 million on the VLP Revolver.

Canadian Revolver
In October 2017, one of our Canadian subsidiaries amended its committed revolving credit facility (the Canadian Revolver) to increase the borrowing capacity from C$25 million to C$75 million under which it may borrow and obtain letters of credit and to extend the maturity date from November 2017 to November 2018.

We had no borrowings or repayments under the Canadian Revolver during the years ended December 31, 2017, 2016, and 2015.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.3 billion of eligible trade receivables on a revolving basis. In July 2017, we amended our agreement to extend the maturity date to July 2018. Proceeds from the sale of receivables under this facility are reflected as debt. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2017 and 2016, $2.3 billion and $2.0 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt on our balance sheets and proceeds and repayments are reflected as cash flows from financing activities on the statements of cash flows. As of December 31, 2017 and 2016, the variable interest rate on the accounts receivable sales facility was 2.0387 percent and 1.3422 percent, respectively. During the years ended December 31, 2017, 2016, and 2015, we had no proceeds from or repayments under the accounts receivable sales facility.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

				December 31, 2017
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued		Availability

Committed facilities:
Valero Revolver		$3,000	November 2020		$—		$54		$2,946
VLP Revolver		$750	November 2020		$410		$—		$340
Canadian Revolver	C$	75	November 2018	C$	—	C$	10	C$	65
Accounts receivable sales facility		$1,300	July 2018		$100	n/a			$1,200
Letter of credit facility		$100	November 2018	n/a			$—		$100
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$249	n/a

Letters of credit issued as of December 31, 2017 expire at various times in 2018 through 2020.

In June 2017, one of our committed letter of credit facilities with a borrowing capacity of $125 million expired and was not renewed. In November 2017, the remaining committed letter of credit facility with a borrowing capacity of $100 million was amended to extend the maturity date from November 2017 to November 2018.

We are charged letter of credit issuance fees under our various uncommitted short-term bank credit facilities. These uncommitted credit facilities have no commitment fees or compensating balance requirements.

Non-Bank Debt
There was no issuance or redemption activity related to our non-bank debt during the year ended December 31, 2017.

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

Capital Lease Obligations
We have capital lease obligations that mature at various dates through 2046 for storage tanks, terminal facilities, and other assets that are used in our refining operations. In January 2017, we recognized capital lease assets and related obligations totaling approximately $490 million for the lease of storage tanks located at three of our refineries. These lease agreements have initial terms of 10 years each with successive 10-year automatic renewals.

Other Disclosures
Interest and debt expense, net of capitalized interest is comprised as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Interest and debt expense	$539	$511	$504
Less capitalized interest	71	65	71
Interest and debt expense, net of capitalized interest	$468	$446	$433

Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal maturities for our debt obligations and future minimum rentals on capital lease obligations as of December 31, 2017 were as follows (in millions):

	Debt	Capital Lease Obligations
2018	$106	$55
2019	756	55
2020	1,266	53
2021	6	52
2022	6	54
Thereafter	6,243	969
Net unamortized debt issuance costs and other	(73)	n/a
Total minimum lease payments	n/a	1,238
Less amount representing interest	n/a	676
Total	$8,310	$562

9.	COMMITMENTS AND CONTINGENCIES

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in millions):

2018	$359
2019	236
2020	148
2021	104
2022	74
Thereafter	366
Total minimum rental payments	$1,287
Minimum rentals to be received under subleases	$15

“Rental expense, net of sublease rental income” was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Minimum rental expense	$691	$739	$732
Contingent rental expense	21	70	105
Total rental expense	712	809	837
Less sublease rental income	54	31	46
Rental expense, net of sublease rental income	$658	$778	$791

Purchase Obligations
We have various purchase obligations under certain industrial gas and chemical supply arrangements (such as hydrogen supply arrangements), crude oil and other feedstock supply arrangements, and various throughput and terminaling agreements. We enter into these contracts to ensure an adequate supply of utilities and feedstock and adequate storage capacity to operate our refineries and ethanol plants. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. None of these obligations are associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.

Other Commitments
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction of phases one and two of the project began in 2017 with a total estimated cost of $840 million, of which we have committed to contribute 50 percent (approximately $420 million). The project could expand up to four phases with a total project cost of approximately $1.4 billion if warranted by additional demand and agreed to by Magellan and us. We have contributed $81 million to MVP through December 2017.

Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in early 2020. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

Due to our membership interest in MVP and because the terminaling agreement was determined to be a capital lease, we are the accounting owner of the MVP Terminal during the construction period. Accordingly, as of December 31, 2017, we recorded an asset of $174 million in property, plant, and equipment representing 100 percent of the construction costs incurred by MVP, as well as capitalized interest incurred by us, and a long-term liability of $94 million payable to Magellan. The amounts recorded for the portion of the construction costs associated with the payable to Magellan are noncash investing and financing items, respectively.

Central Texas Pipeline and Terminal Projects
We have committed to a 40 percent undivided interest in a project with a subsidiary of Magellan to jointly build an estimated 135-mile, 20-inch refined petroleum products pipeline with a capacity of up to 150,000 barrels per day from Houston to Hearne, Texas. The pipeline is expected to be completed in mid-2019. Our estimated cost to acquire our 40 percent undivided interest in this pipeline is $170 million. We have incurred capital expenditures of $7 million through December 2017.

Sunrise Pipeline System
Effective January 31, 2018, we entered into a joint ownership agreement with Sunrise Pipeline LLC, a subsidiary of Plains All American Pipeline, L.P. (Plains) to acquire a 20 percent undivided interest in the expanded Sunrise Pipeline System to be constructed by Plains. The Sunrise Pipeline System will contain (i) a 262-mile, 24-inch crude oil pipeline (the Sunrise Pipeline) that will originate at Plains’ terminal in Midland, Texas and will end at Plains’ station in Wichita Falls, Texas with throughput capacity of 500,000 barrels per day, and (ii) two 270,000 shell barrel capacity tanks located at the Colorado City, Texas station (the Colorado City Storage Tanks). The Sunrise Pipeline System expansion is expected to begin construction in early 2018 and continue through the first half of 2019. The cost to acquire our 20 percent undivided interest in the Sunrise Pipeline System is $135 million, of which $34 million was paid on February 1, 2018. Including the February 2018 payment, we expect to incur approximately $101 million during 2018.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2014	673	(159)
Transactions in connection with stock-based compensation plans	—	1
Stock purchases under purchase program	—	(42)
Balance as of December 31, 2015	673	(200)
Transactions in connection with stock-based compensation plans	—	1
Stock purchases under purchase program	—	(23)
Balance as of December 31, 2016	673	(222)
Transactions in connection with stock-based compensation plans	—	1
Stock purchases under purchase program	—	(19)
Balance as of December 31, 2017	673	(240)

Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2017 or 2016.

Treasury Stock
We purchase shares of our common stock as authorized under our common stock purchase program (described below) and to meet our obligations under employee stock-based compensation plans.

On February 28, 2008, our board of directors approved a $3 billion common stock purchase program with no expiration date, and we completed that program during 2015. On July 13, 2015, our board of directors authorized us to purchase an additional $2.5 billion of our outstanding common stock (the 2015 program) with no expiration date, and we completed that program during 2017. On September 21, 2016, our board of directors authorized our purchase of up to an additional $2.5 billion (the 2016 program) with no expiration date. During the years ended December 31, 2017, 2016, and 2015, we purchased $1.3 billion, $1.3 billion, and $2.7 billion, respectively, of our common stock under our programs. As of December 31, 2017, we have approvals under the 2016 program to purchase approximately $1.2 billion of our common stock.

On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date.

Common Stock Dividends
On January 23, 2018, our board of directors declared a quarterly cash dividend of $0.80 per common share payable on March 6, 2018 to holders of record at the close of business on February 13, 2018.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valero Energy Partners LP Units
On September 16, 2016, VLP entered into an equity distribution agreement pursuant to which VLP may offer and sell from time to time their common units having an aggregate offering price of up to $350 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). VLP issued 742,897 and 223,083 common units under the ATM Program and received net proceeds of $35 million and $9 million after deducting offering costs during the years ended December 31, 2017 and 2016, respectively.

Effective November 24, 2015, VLP completed a public offering of 4,250,000 common units at a price of $46.25 per unit and received net proceeds from the offering of $189 million after deducting the underwriting discount and other offering costs.

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2017:
Foreign currency translation adjustment	$514	$—	$514
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(79)	(29)	(50)
Prior service cost	(4)	(1)	(3)
Miscellaneous loss	—	3	(3)
Amounts reclassified into income related to:
Net actuarial loss	50	18	32
Prior service credit	(36)	(13)	(23)
Curtailment and settlement loss	4	1	3
Net loss on pension and other postretirement benefits	(65)	(21)	(44)
Other comprehensive income	$449	$(21)	$470

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year Ended December 31, 2016:
Foreign currency translation adjustment	$(415)	$—	$(415)
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial loss	(110)	(34)	(76)
Miscellaneous gain	—	(8)	8
Amounts reclassified into income related to:
Net actuarial loss	48	18	30
Prior service credit	(36)	(13)	(23)
Net loss on pension and other postretirement benefits	(98)	(37)	(61)
Other comprehensive loss	$(513)	$(37)	$(476)

Year Ended December 31, 2015:
Foreign currency translation adjustment	$(606)	$—	$(606)
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	50	15	35
Prior service cost	(22)	(8)	(14)
Amounts reclassified into income related to:
Net actuarial loss	62	22	40
Prior service credit	(40)	(14)	(26)
Curtailment and settlement loss	7	2	5
Net gain on pension and other postretirement benefits	57	17	40
Other comprehensive loss	$(549)	$17	$(566)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total
Balance as of December 31, 2014	$1	$(368)	$(367)
Other comprehensive income (loss) before reclassifications	(606)	21	(585)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	19
Net other comprehensive income (loss)	(606)	40	(566)
Balance as of December 31, 2015	(605)	(328)	(933)
Other comprehensive loss before reclassifications	(416)	(68)	(484)
Amounts reclassified from accumulated other comprehensive loss	—	7	7
Net other comprehensive loss	(416)	(61)	(477)
Balance as of December 31, 2016	(1,021)	(389)	(1,410)
Other comprehensive income (loss) before reclassifications	514	(56)	458
Amounts reclassified from accumulated other comprehensive loss	—	12	12
Net other comprehensive income (loss)	514	(44)	470
Balance as of December 31, 2017	$(507)	$(433)	$(940)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive loss and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statement of Income
	Year Ended December 31,
	2017	2016	2015
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(50)	$(48)	$(62)	(a)
Prior service credit	36	36	40	(a)
Curtailment and settlement	(4)	—	(7)	(a)
	(18)	(12)	(29)	Total before tax
	6	5	10	Tax benefit
Total reclassifications for the year	$(12)	$(7)	$(19)	Net of tax
_________________________

(a)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost, as further discussed in Note 12. Net periodic benefit cost is reflected in operating expenses (excluding depreciation and amortization expense) and general and administrative expenses (excluding depreciation and amortization expense).

11.	VARIABLE INTEREST ENTITIES

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

The following discussion summarizes our involvement with our VIEs:

•
VLP is a publicly traded master limited partnership whose common limited partner units are traded on the New York Stock Exchange under “VLP.” We formed VLP in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. VLP’s assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of our refineries. As of December 31, 2017, we owned a 66.2 percent limited partner interest and a 2.0 percent general partner interest in VLP, and public unitholders owned a 31.8 percent limited partner interest.

We determined VLP is a VIE because the public limited partners of VLP (i.e., parties other than entities under common control with the general partner) lack the power to direct the activities of VLP that most significantly impact its economic performance because they do not have substantive

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

kick-out rights over the general partner or substantive participating rights in VLP. Furthermore, we determined that we are the primary beneficiary of VLP because (a) we are the single decision maker and because our general partner interest provides us with the sole power to direct the activities that most significantly impact VLP’s economic performance and (b) our 66.2 percent limited partner interest and 2.0 percent general partner interest provide us with significant economic rights and obligations. Substantially all of VLP’s revenues are derived from us; therefore, there is limited risk to us associated with VLP’s operations.

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

•
We have terminaling agreements with three subsidiaries of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), a Mexican subsidiary of Sempra Energy, a U.S. public company (the three subsidiaries are collectively referred to as VPM Terminals). The terminaling agreements represent variable interests because we have determined them to be capital leases due to our exclusive use of the terminals. Although we do not have an ownership interest in the entities that own each of the three terminals, the capital leases convey to us (i) the power to direct the activities that most significantly impact the economic performance of all three terminals and (ii) the ability to influence the benefits received or the losses incurred by the terminals because of our use of the terminals. As a result, we determined each of the entities was a VIE and that we are the primary beneficiary of each. Substantially all of VPM Terminals’ revenues will be derived from us; therefore, there is limited risk to us associated with VPM Terminals’ operations.

•
We also have financial interests in other entities that have been determined to be VIEs because the entities’ contractual arrangements transfer the power to direct the activities that most significantly impact their economic performance or reduce the exposure to operational variability and risk of loss created by the entity that otherwise would be held exclusively by the equity owners. Furthermore, we determined that we are the primary beneficiary of these VIEs because (a) certain contractual arrangements (exclusive of our ownership rights) provide us with the power to direct the activities that most significantly impact the economic performance of these entities and/or (b) our 50 percent

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ownership interests provide us with significant economic rights and obligations. The financial position, results of operations, and cash flows of these VIEs are not material to us.

The VIEs’ assets can only be used to settle their own obligations and the VIEs’ creditors have no recourse to our assets. We do not provide financial guarantees to our VIEs. Although we have provided credit facilities to some of our VIEs in support of their construction or acquisition activities, these transactions are eliminated in consolidation. Our financial position, results of operations, and cash flows are impacted by our consolidated VIEs’ performance, net of intercompany eliminations, to the extent of our ownership interest in each VIE.

The following tables present summarized balance sheet information for the significant assets and liabilities of our VIEs, which are included in our balance sheets (in millions).

	December 31, 2017
	VLP	DGD	VPM Terminals	Other	Total
Assets
Cash and temporary cash investments	$42	$123	$1	$13	$179
Other current assets	2	66	4	—	72
Property, plant, and equipment, net	1,416	435	51	127	2,029
Liabilities
Current liabilities	$27	$33	$26	$9	$95
Debt and capital lease obligations, less current portion	905	—	—	43	948

	December 31, 2016
	VLP	DGD	Other	Total
Assets
Cash and temporary cash investments	$71	$167	$15	$253
Other current assets	3	87	—	90
Property, plant, and equipment, net	865	355	133	1,353
Liabilities
Current liabilities	$15	$17	$7	$39
Debt and capital lease obligations, less current portion	525	—	46	571

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are primarily accounted for as equity investments. However, one of our non-consolidated VIEs is accounted for under owner accounting and is further described below and in Note 9.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As described in Note 9, we have a 50 percent membership interest in MVP, which was formed to construct, own, and operate the MVP Terminal. We determined MVP is a VIE because the power to direct the activities that most significantly impact its economic performance is not required to be held by its two members, but is held by Magellan, as operator under a construction, operating, and management agreement with MVP. For this reason and because Magellan holds a 50 percent interest in MVP that provides it with significant economic rights and obligations, we determined that we are not the primary beneficiary. As of December 31, 2017, our maximum exposure to loss was $80 million, which represents our equity investment in MVP.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Changes in benefit obligation:
Benefit obligation as of beginning of year	$2,567	$2,365	$302	$336
Service cost	123	111	6	7
Interest cost	86	84	10	12
Participant contributions	—	—	9	8
Benefits paid	(158)	(130)	(28)	(27)
Actuarial (gain) loss	286	171	6	(35)
Other	22	(34)	1	1
Benefit obligation as of end of year	$2,926	$2,567	$306	$302

Changes in plan assets (a):
Fair value of plan assets as of beginning of year	$2,097	$1,947	$—	$—
Actual return on plan assets	363	165	—	—
Valero contributions	110	141	19	18
Participant contributions	—	—	9	8
Benefits paid	(158)	(130)	(28)	(27)
Other	16	(26)	—	1
Fair value of plan assets as of end of year	$2,428	$2,097	$—	$—

Reconciliation of funded status (a):
Fair value of plan assets as of end of year	$2,428	$2,097	$—	$—
Less benefit obligation as of end of year	2,926	2,567	306	302
Funded status as of end of year	$(498)	$(470)	$(306)	$(302)

Accumulated benefit obligation	$2,746	$2,419	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in our balance sheet for our pension and other postretirement benefits plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Deferred charges and other assets, net	$5	$2	$—	$—
Accrued expenses	(14)	(13)	(19)	(19)
Other long-term liabilities	(489)	(459)	(287)	(283)
	$(498)	$(470)	$(306)	$(302)

The accumulated benefit obligations for certain of our pension plans exceed the fair values of the assets of those plans. For those plans, the following table presents the total projected benefit obligation, accumulated benefit obligation, and fair value of the plan assets (in millions).

	December 31,
	2017	2016
Projected benefit obligation	$2,661	$2,322
Accumulated benefit obligation	2,526	2,210
Fair value of plan assets	2,180	1,870

Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2018	$162	$19
2019	219	19
2020	184	19
2021	180	19
2022	185	19
2023-2027	1,074	93

We plan to contribute approximately $131 million to our pension plans, including discretionary contributions of $100 million, and $19 million to our other postretirement benefit plans during 2018.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$123	$111	$109	$6	$7	$8
Interest cost	86	84	98	10	12	14
Expected return on plan assets	(150)	(139)	(133)	—	—	—
Amortization of:
Net actuarial (gain) loss	53	49	62	(3)	(1)	—
Prior service credit	(20)	(20)	(22)	(16)	(16)	(18)
Special charges (credits)	4	(7)	7	—	—	—
Net periodic benefit cost (credit)	$96	$78	$121	$(3)	$2	$4

Amortization of prior service credit shown in the preceding table was based on a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under each respective plan. Amortization of the net actuarial (gain) loss shown in the preceding table was based on the straight-line amortization of the excess of the unrecognized (gain) loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under each respective plan.

Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(73)	$(145)	$24	$(6)	$35	$26
Prior service cost	(4)	—	(22)	—	—	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	53	49	62	(3)	(1)	—
Prior service credit	(20)	(20)	(22)	(16)	(16)	(18)
Curtailment and settlement loss	4	—	7	—	—	—
Total changes in other comprehensive income (loss)	$(40)	$(116)	$49	$(25)	$18	$8

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost (credit) were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Net actuarial (gain) loss	$894	$878	$(57)	$(66)
Prior service credit	(121)	(145)	(42)	(58)
Total	$773	$733	$(99)	$(124)

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2017 are expected to be recognized as components of net periodic benefit cost (credit) during the year ending December 31, 2018 (in millions):

	Pension Plans	Other Postretirement Benefit Plans
Amortization of net actuarial (gain) loss	$66	$(2)
Amortization of prior service credit	(19)	(11)
Total	$47	$(13)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Discount rate	3.58%	4.08%	3.72%	4.26%
Rate of compensation increase	3.86%	3.81%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2017 and 2016 for the majority of our pension plans and other postretirement benefit plans was based on the Aon Hewitt AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon Hewitt to provide a means for plan sponsors to value the liabilities of their pension plans or postretirement benefit plans. It is a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from one-half year to 99 years. Each bond issue underlying the curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investor Services, Standard and Poor’s Ratings Service, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances among those with average ratings of double-A are included in this yield curve.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We based our discount rate assumption on the Aon Hewitt AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.08%	4.45%	4.10%	4.26%	4.53%	4.13%
Expected long-term rate of return on plan assets	7.29%	7.28%	7.29%	n/a	n/a	n/a
Rate of compensation increase	3.81%	3.79%	3.78%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2017	2016
Health care cost trend rate assumed for the next year	7.30%	7.28%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair values of the assets of our pension plans (in millions) as of December 31, 2017 and 2016 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active. As previously noted, we do not fund or fully fund U.S. nonqualified and certain international pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	Fair Value Measurements Using			Total as of December 31, 2017
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies (a)	$571	$—	$—	$571
International companies	187	1	—	188
Preferred stock	4	—	—	4
Mutual funds:
International growth	118	—	—	118
Index funds (b)	85	—	—	85
Corporate debt instruments	—	272	—	272
Government securities:
U.S. Treasury securities	45	—	—	45
Other government securities	—	144	—	144
Common collective trusts (c)	—	621	—	621
Pooled separate accounts	—	192	—	192
Private funds	—	101	—	101
Insurance contract	—	18	—	18
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	85	1	—	86
Securities transactions payable, net	(22)	—	—	(22)
Total pension assets	$1,078	$1,350	$—	$2,428
___________________________
See notes on page 109.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using			Total as of December 31, 2016
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies (a)	$562	$—	$—	$562
International companies	164	—	—	164
Preferred stock	3	—	—	3
Mutual funds:
International growth	90	—	—	90
Index funds (b)	230	—	—	230
Corporate debt instruments	—	280	—	280
Government securities:
U.S. Treasury securities	52	—	—	52
Other government securities	—	158	—	158
Common collective trusts (c)	—	434	—	434
Private funds	—	76	—	76
Insurance contract	—	18	—	18
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	56	16	—	72
Securities transactions payable, net	(47)	—	—	(47)
Total pension assets	$1,115	$982	$—	$2,097
__________________________________

(a)	Equity securities are held in a wide range of industrial sectors, including consumer goods, information technology, healthcare, industrials, and financial services.

(b)
This class includes primarily investments in approximately 70 percent equities and 30 percent bonds as of December 31, 2017. As of December 31, 2016, the class included primarily investments in approximately 50 percent equities and 50 percent bonds.

(c)
This class includes primarily investments in approximately 80 percent equities and 20 percent bonds as of December 31, 2017. As of December 31, 2016, the class included primarily investments in approximately 90 percent equities and 10 percent bonds.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2017, the target allocations for plan assets under our primary pension plan are 70 percent equity securities and 30 percent fixed income investments.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $70 million, $67 million, and $65 million for the years ended December 31, 2017, 2016, and 2015, respectively.

13.	STOCK-BASED COMPENSATION

Overview
Under our 2011 Omnibus Stock Incentive Plan (the OSIP), various stock and stock-based awards may be granted to employees and non-employee directors. Awards available under the OSIP include options to purchase shares of common stock, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, restricted stock that vests over a period determined by our compensation committee, and dividend equivalent rights (DERs). The OSIP was approved by our stockholders on April 28, 2011 and re-approved by our stockholders on May 12, 2016. As of December 31, 2017, 9,409,188 shares of our common stock remained available to be awarded under the OSIP.

We also maintain other stock-based compensation plans under which previously granted equity awards remain outstanding. No additional grants may be awarded under these plans.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense:
Restricted stock	$58	$52	$47
Performance awards	19	15	11
Stock options	—	1	1
Total stock-based compensation expense	$77	$68	$59
Tax benefit recognized on stock-based compensation expense	$27	$24	$21
Tax benefit realized for tax deductions resulting from exercises and vestings	44	33	66
Effect of tax deductions in excess of recognized stock-based compensation expense (a)	24	22	44
_______________________________

(a)
Effective January 1, 2016, the effect of tax deductions in excess of recognized stock-based compensation expense is reported as an operating cash flow. These amounts were previously reported as financing cash flows.

Our significant stock-based compensation arrangement is discussed below.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
Restricted stock is granted to employees and non-employee directors. Restricted stock granted to employees vests in accordance with individual written agreements between the participants and us, usually in equal annual installments over a period of three years beginning one year after the date of grant. Restricted stock granted to our non-employee directors vests in equal annual installments over a period of three years beginning one year after the date of grant. The fair value of each restricted stock per share is equal to the market price of our common stock. A summary of the status of our restricted stock awards is presented in the following table.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2017	1,566,950	$60.68
Granted	739,393	79.32
Vested	(897,246)	61.76
Forfeited	(8,057)	61.22
Nonvested shares as of December 31, 2017	1,401,040	69.82

As of December 31, 2017, there was $61 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock (in millions, except per share data):

	Year Ended December 31,
	2017	2016	2015
Weighted-average grant-date fair value per share of restricted stock granted	$79.32	$59.00	$70.07
Fair value of restricted stock vested	71	46	69

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES

Tax Reform
On December 22, 2017, Tax Reform was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended (the Code) and was effective beginning on January 1, 2018. The most significant changes affecting us are as follows:

•	reduction in the statutory income tax rate from 35 percent to 21 percent;

•	repeal of the manufacturing deduction;

•	deduction for all of the costs to acquire or construct certain business assets in the year they are placed in service through 2022;

•
shift from a worldwide system of taxation to a territorial system of taxation, resulting in a minimum tax on the income of international subsidiaries (the global intangible low-taxes income (GILTI) tax) rather than a tax deferral on such earnings in certain circumstances; and

•	assessment of a one-time transition tax on deemed repatriated earnings and profits from our international subsidiaries.

We reflected an overall income tax benefit of $1.9 billion for the year ended December 31, 2017 with respect to Tax Reform as a result of the following:

•	We remeasured our U.S. deferred tax assets and liabilities using the 21 percent rate, which resulted in a tax benefit and a reduction to our net deferred tax liabilities of $2.6 billion.

•
We recognized a one-time transition tax of $734 million on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries based on approximately $4.7 billion of the combined earnings and profits of our international subsidiaries that have not been distributed to us. This transition tax will be remitted to the Internal Revenue Service (IRS) over the eight-year period provided in the Code beginning in 2018.

•	We accrued withholding tax of $47 million on a portion of the cash held by one of our international subsidiaries that we have deemed to not be permanently reinvested in our operations in that country.
Because of the significant and complex changes to the Code from Tax Reform, including the need for regulatory guidance from the IRS to properly account for many of the provisions, the SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (SAB 118) to provide for a measurement period of up to one year for adjustments to be made to account for the effects of Tax Reform. Specifically, SAB 118 requires that the effects of Tax Reform be recorded for items where the accounting is complete, as well as for items where a reasonable estimate can be made (referred to as provisional amounts). For items where reasonable estimates cannot be made, provisional amounts should not be recorded and those items should continue to be accounted for under the Code prior to changes from Tax Reform until a reasonable estimate can be made.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See “Details of the Tax Reform Adjustment” below, which more fully describes the components of our $1.9 billion adjustment, including the components for which we recorded a provisional amount and the components that are incomplete.

Income Statement Components
Income before income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$2,283	$1,733	$5,327
International operations	924	1,449	644
Income before income tax expense (benefit)	$3,207	$3,182	$5,971

Statutory income tax rates applicable to the countries in which we operate were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. (a)	35%	35%	35%
Canada	15%	15%	15%
U.K.	19%	20%	20%
Ireland	13%	13%	13%
Aruba (b)	n/a	7%	7%
___________________________

(a)	Statutory income tax rate was reduced to 21 percent effective January 1, 2018 as described in “Tax Reform” above.

(b)	Statutory income tax rate applicable through the date of the Aruba Disposition as described in Note 2.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense (benefit) computed by applying statutory income tax rates as reflected in the preceding table to actual income tax expense (benefit) related to our operations (in millions):

	Year Ended December 31, 2017
	U.S.		International		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rates	$799	35.0%	$158	17.1%	$957	29.8%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	37	1.6%	46	5.0%	83	2.6%
Permanent differences:
Manufacturing deduction	(42)	(1.8)%	—	—	(42)	(1.3)%
Other	(9)	(0.4)%	—	—	(9)	(0.3)%
Change in tax law	(1,862)	(81.6)%	—	—	(1,862)	(58.1)%
Tax effects of income associated with noncontrolling interests	(31)	(1.4)%	—	—	(31)	(1.0)%
Other, net	(52)	(2.3)%	7	0.8%	(45)	(1.4)%
Income tax expense (benefit)	$(1,160)	(50.9)%	$211	22.9%	$(949)	(29.7)%

	Year Ended December 31, 2016
	U.S.		International		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rates	$606	35.0%	$256	17.7%	$862	27.1%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	5	0.3%	31	2.1%	36	1.1%
Permanent differences:
Manufacturing deduction	(22)	(1.3)%	—	—	(22)	(0.7)%
Other	(3)	(0.2)%	(10)	(0.7)%	(13)	(0.4)%
Change in tax law	—	—	(7)	(0.5)%	(7)	(0.2)%
Tax effects of income associated with noncontrolling interests	(44)	(2.5)%	—	—	(44)	(1.4)%
Other, net	(37)	(2.1)%	(10)	(0.7)%	(47)	(1.5)%
Income tax expense	$505	29.2%	$260	17.9%	$765	24.0%

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	U.S.		International		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rates	$1,864	35.0%	$92	14.3%	$1,956	32.8%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	45	0.8%	73	11.3%	118	2.0%
Permanent differences:
Manufacturing deduction	(102)	(1.9)%	—	—	(102)	(1.7)%
Other	(18)	(0.3)%	(5)	(0.8)%	(23)	(0.4)%
Change in tax law	—	—	(17)	(2.6)%	(17)	(0.3)%
Tax effects of income associated with noncontrolling interests	(39)	(0.7)%	—	—	(39)	(0.7)%
Other, net	(25)	(0.5)%	2	0.3%	(23)	(0.4)%
Income tax expense	$1,725	32.4%	$145	22.5%	$1,870	31.3%

Components of income tax expense (benefit) related to our operations were as follows (in millions):

	Year Ended December 31, 2017
	U.S.		International	Total
Current:
Country	$1,305		$194	$1,499
U.S. state / Canadian provincial	34		61	95
Total current	1,339	(a)	255	1,594
Deferred:
Country	(2,522)		(29)	(2,551)
U.S. state / Canadian provincial	23		(15)	8
Total deferred	(2,499)	(b)	(44)	(2,543)
Income tax expense (benefit)	$(1,160)		$211	$(949)
___________________________
See notes on page 116.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	U.S.	International	Total
Current:
Country	$294	$194	$488
U.S. state / Canadian provincial	12	35	47
Total current	306	229	535
Deferred:
Country	203	35	238
U.S. state / Canadian provincial	(4)	(4)	(8)
Total deferred	199	31	230
Income tax expense	$505	$260	$765

	Year Ended December 31, 2015
	U.S.	International	Total
Current:
Country	$1,513	$64	$1,577
U.S. state / Canadian provincial	85	43	128
Total current	1,598	107	1,705
Deferred:
Country	143	8	151
U.S. state / Canadian provincial	(16)	30	14
Total deferred	127	38	165
Income tax expense	$1,725	$145	$1,870
___________________________

(a)	Current income tax expense includes the effect of our $781 million Tax Reform adjustment as described in “Tax Reform” above.

(b)	Deferred income tax benefit includes the effect of our $2.6 billion Tax Reform adjustment as described in “Tax Reform” above.

Income Taxes Paid
Income taxes paid to U.S. and international taxing authorities were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
U.S.	$239	$241	$2,092
International	171	203	1
Income taxes paid, net	$410	$444	$2,093

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2017	2016
Deferred income tax assets:
Tax credit carryforwards	$69	$65
Net operating losses (NOLs)	492	374
Inventories	135	93
Compensation and employee benefit liabilities	179	344
Environmental liabilities	47	69
Other	112	100
Total deferred income tax assets	1,034	1,045
Valuation allowance	(498)	(374)
Net deferred income tax assets	536	671

Deferred income tax liabilities:
Property, plant, and equipment	4,545	6,900
Deferred turnaround costs	272	450
Inventories	243	356
Investments	77	253
Other	107	73
Total deferred income tax liabilities	5,244	8,032
Net deferred income tax liabilities	$4,708	$7,361
Our deferred income tax assets and liabilities as of December 31, 2017 were impacted by the remeasurement of our U.S. temporary differences using the 21 percent statutory income tax rate as more fully described in “Tax Reform” above and “Details of the Tax Reform Adjustment” below.

We had the following income tax credit and loss carryforwards as of December 31, 2017 (in millions):

	Amount	Expiration
U.S. state income tax credits	$76	2018 through 2031
U.S. state income tax credits	11	Unlimited
U.S. state NOLs (gross amount)	9,441	2018 through 2037

We have recorded a valuation allowance as of December 31, 2017 and 2016 due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain U.S. state income tax credits and NOLs, before they expire. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be recoverable. During 2017, the valuation allowance increased by $124 million, primarily due to increases in State NOLs. The realization of net deferred income tax assets recorded as of December 31, 2017 is primarily dependent upon our ability to generate future taxable income in certain U.S. states.

As described in “Tax Reform” above, one of the most significant changes in Tax Reform is the shift from a worldwide system of taxation to a territorial system. The shift to a territorial system allows us to distribute cash via a dividend from our international subsidiaries with a full dividend received deduction. As a result, we will not recognize U.S. federal deferred taxes for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and the respective tax basis for our international subsidiaries. As of December 31, 2017, we recognized a one-time transition tax of $734 million on approximately $4.7 billion of combined earnings and profits of our international subsidiaries. Because of the deemed repatriation of these accumulated earnings and profits, there are no longer any U.S. federal income tax consequences associated with the repatriation of any of the $3.2 billion of cash and temporary cash investments held by our international subsidiaries as of December 31, 2017. However, certain countries in which our international subsidiaries are organized impose withholding taxes on cash distributed outside of those countries. We have accrued for withholding taxes on a portion of the cash held by one of our international subsidiaries that we have deemed to not be permanently reinvested in our operations in that country.

Details of the Tax Reform Adjustment
The following table details the components of our adjustment (in millions) to reflect the effects of Tax Reform for the year ended December 31, 2017, including (i) whether such amounts are complete, provisional, or incomplete, and (ii) the additional information that we need to obtain in order to complete the accounting as required by SAB 118. See “Tax Reform” above for a discussion of the provisions of SAB 118.

	Accounting Status	Amount
Income tax benefit from the remeasurement of U.S. deferred income tax assets and liabilities	Complete	$(2,643)
Tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries	Provisional	734
Recognition of foreign withholding tax, net of U.S. federal tax benefit	Complete	47
Deductibility of certain executive compensation expense	Incomplete	—
Income tax expense associated with the statutory income tax rate differential on accrual to return adjustments that may be identified upon completion of our U.S. federal income tax return in 2018	Incomplete	—
Foreign tax credit available to offset the tax on deemed repatriation of the accumulated earnings and profits of our international subsidiaries	Incomplete	—
Estimated Tax Reform benefit		$(1,862)
We recorded a provisional amount of $734 million for the tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries. We continue to gather additional information in order

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to more accurately compute this tax. Any associated U.S. state taxes will be recorded once the federal estimate is finalized. We anticipate this information will be available in the second half of 2018.
Our accounting for the following items of Tax Reform are incomplete, and we have not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

•
Deductibility of certain executive compensation: It is unclear from Tax Reform if the future payments related to existing deferred compensation plans to the covered executives will be subject to the $1 million deduction limitation or if such plans are considered grandfathered. We currently have deferred tax assets related to certain benefit plans that may be determined to be subject to the excess compensation limitations; however, the impact is not expected to be material. Additional clarifying guidance from the IRS is necessary to determine the proper treatment, and we expect such guidance will be released by the IRS in the near future.

•
Tax rate differential amount related to accrual to return adjustments: We use estimates to compute certain adjustments related to current and deferred income taxes. Upon the filing of our U.S. federal income tax return in the third quarter of 2018, adjustments will be recorded in our financial statements to reflect our actual payment. The U.S. tax rate differential (35 percent for current vs. 21 percent for deferred items) cannot be practically estimated until such true-up adjustments are known.

•
Foreign tax credits on deemed repatriation amount: Additional information is required to determine the amount of available foreign tax credits, if any, that can be used to reduce our tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries. This includes information needed to compute any foreign tax credit limitations and information to accurately compute the income taxes paid from our various foreign subsidiaries. We anticipate this information will be available in the second half of 2018.

Other significant Tax Reform provisions that are not yet effective, but may impact our income tax expense in future years include:

•	an exemption from U.S. tax on dividends of future foreign earnings;

•	a limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income;

•	a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income;

•	an incremental tax (base erosion anti-abuse tax, or BEAT) on excessive amounts paid to international related parties;

•	a minimum tax on certain foreign earnings in excess of 10 percent of the international subsidiaries’ tangible assets (the GILTI tax); and

•	a deduction equal to 37.5 percent of our foreign-derived intangible income.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on temporary differences that are expected to generate GILTI income when they reverse in future years.

Unrecognized Tax Benefits
The following is a reconciliation of the change in unrecognized tax benefits, excluding related penalties and interest, (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance as of beginning of year	$936	$964	$989
Additions based on tax positions related to the current year	33	36	36
Additions for tax positions related to prior years	15	11	83
Reductions for tax positions related to prior years	(42)	(46)	(82)
Reductions for tax positions related to the lapse of applicable statute of limitations	(1)	(3)	(3)
Settlements	—	(237)	(59)
Reclassification of uncertain tax receivable to long-term receivable from IRS	—	211	—
Balance as of end of year	$941	$936	$964

As of December 31, 2017, the balance in unrecognized tax benefits included $274 million of tax refunds that we intend to claim by amending various of our income tax returns for 2010 through 2016. We intend to propose that incentive payments received from the U.S. federal government for blending biofuels into refined petroleum products be excluded from taxable income during these periods. However, due to the complexity of this matter and uncertainties with respect to the interpretation of the Code, we concluded that the refund claims included in the following table cannot be recognized in our financial statements. As a result, these amounts are not included in our uncertain tax position liabilities as of December 31, 2017, 2016, and 2015 even though they are reflected in the preceding table.

The following is a reconciliation of unrecognized tax benefits reflected in the preceding table to our uncertain tax position liabilities that are presented in our balance sheets (in millions).

	December 31,
	2017	2016
Unrecognized tax benefits	$941	$936
Tax refund claim not presented in our balance sheets	(274)	(433)
Other	77	(5)
Uncertain tax position liabilities presented in our balance sheets	$744	$498

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in our balance sheets for uncertain tax positions include (in millions):

	December 31,
	2017	2016
Income taxes payable	$—	$(7)
Other long-term liabilities	(723)	(465)
Deferred tax liabilities	(21)	(26)
Uncertain tax position liabilities presented in our balance sheets	$(744)	$(498)

As of December 31, 2017 and 2016, there were $793 million and $756 million, respectively, of unrecognized tax benefits that if recognized would affect our annual effective tax rate.

Penalties and interest during the years ended December 31, 2017, 2016, and 2015 were immaterial. Accrued penalties and interest totaled $77 million and $70 million as of December 31, 2017 and 2016, respectively, excluding the U.S. federal and state income tax effects related to interest.

During the next 12 months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits, excluding interest, either because the tax positions are sustained on audit or because we agree to their disallowance. We do not expect these reductions to have a significant impact on our financial statements because such reductions would not significantly affect our annual effective tax rate.

U.S. Tax Returns Under Audit
Federal
As of December 31, 2017, our tax years for 2010 through 2015 were under audit by the IRS. The IRS has proposed adjustments to our taxable income for certain open years. We are currently contesting the proposed adjustments with the Office of Appeals of the IRS for certain open years and do not expect that the ultimate disposition of these adjustments will result in a material change to our financial position, results of operations, or liquidity. We are continuing to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with recorded amounts of unrecognized tax benefits associated with these matters.
State
As of December 31, 2017, our tax years for 2004 through 2008 and 2011 through 2014 were under audit by the state of California for certain tax issues. We do not expect the ultimate disposition of these issues will result in a material change to our financial position, results of operations, or liquidity. We believe these matters will be resolved for amounts consistent with our recorded amounts of unrecognized tax benefits associated with these matters.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2017		2016		2015
	Participating Securities	Common Stock	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$4,065		$2,289		$3,990
Less dividends paid:
Common stock		1,238		1,108		845
Participating securities		4		3		3
Undistributed earnings		$2,823		$1,178		$3,142
Weighted-average common shares outstanding	2	442	1	461	2	497
Earnings per common share:
Distributed earnings	$2.80	$2.80	$2.40	$2.40	$1.70	$1.70
Undistributed earnings	6.37	6.37	2.54	2.54	6.30	6.30
Total earnings per common share	$9.17	$9.17	$4.94	$4.94	$8.00	$8.00

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$4,065		$2,289		$3,990
Weighted-average common shares outstanding		442		461		497
Common equivalent shares		2		3		3
Weighted-average common shares outstanding – assuming dilution		444		464		500
Earnings per common share – assuming dilution		$9.16		$4.94		$7.99
Participating securities include restricted stock and performance awards granted under our 2011 Omnibus Stock Incentive Plan.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SEGMENT INFORMATION

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

As a result, we have three reportable segments as follows:

•	Refining segment includes our refining operations, the associated marketing activities, and certain logistics assets, which are not owned by VLP, that support our refining operations;

•	Ethanol segment includes our ethanol operations, the associated marketing activities, and logistics assets that support our ethanol operations; and

•	VLP segment includes the results of VLP, which provides transportation and terminaling services to our refining segment.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects activity related to our reportable segments (in millions):

	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Year ended December 31, 2017:
Operating revenues:
Operating revenues from external customers	$90,651	$3,324	$—	$5	$93,980
Intersegment revenues	6	176	452	(634)	—
Total operating revenues	90,657	3,500	452	(629)	93,980
Cost of sales:
Cost of materials and other	80,865	2,804	—	(632)	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	3,917	443	104	(2)	4,462
Depreciation and amortization expense	1,800	81	53	—	1,934
Total cost of sales	86,582	3,328	157	(634)	89,433
Other operating expenses	58	—	3	—	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	835	835
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$4,017	$172	$292	$(882)	$3,599
Total expenditures for long-lived assets	$1,710	$84	$110	$44	$1,948

Year ended December 31, 2016:
Operating revenues:
Operating revenues from external customers	$71,968	$3,691	$—	$—	$75,659
Intersegment revenues	—	210	363	(573)	—
Total operating revenues	71,968	3,901	363	(573)	75,659
Cost of sales:
Cost of materials and other	63,405	3,130	—	(573)	65,962
Operating expenses (excluding depreciation and amortization expense reflected below)	3,696	415	96	—	4,207
Depreciation and amortization expense	1,734	66	46	—	1,846
Lower of cost or market inventory valuation adjustment	(697)	(50)	—	—	(747)
Total cost of sales	68,138	3,561	142	(573)	71,268
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	715	715
Depreciation and amortization expense	—	—	—	48	48
Asset impairment loss	56	—	—	—	56
Operating income by segment	$3,774	$340	$221	$(763)	$3,572
Total expenditures for long-lived assets	$1,867	$68	$23	$38	$1,996

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Year Ended December 31, 2015:
Operating revenues:
Operating revenues from external customers	$84,521	$3,283	$—	$—	$87,804
Intersegment revenues	—	151	244	(395)	—
Total operating revenues	84,521	3,434	244	(395)	87,804
Cost of sales:
Cost of materials and other	71,512	2,744	—	(395)	73,861
Operating expenses (excluding depreciation and amortization expense reflected below)	3,689	448	106	—	4,243
Depreciation and amortization expense	1,699	50	46	—	1,795
Lower of cost or market inventory valuation adjustment	740	50	—	—	790
Total cost of sales	77,640	3,292	152	(395)	80,689
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	710	710
Depreciation and amortization expense	—	—	—	47	47
Operating income by segment	$6,881	$142	$92	$(757)	$6,358
Total expenditures for long-lived assets	$2,216	$67	$38	$29	$2,350

Our principal products include conventional and California Air Resources Board gasolines, RBOB (reformulated gasoline blendstock for oxygenate blending), gasoline blendstocks, ultra-low-sulfur diesel, middle distillates, and jet fuel. Other product revenues primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt. Operating revenues from external customers by reportable segment for our principal products were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Refining:
Gasolines and blendstocks	$40,362	$33,450	$38,983
Distillates	42,074	32,576	38,093
Other product revenues	8,215	5,942	7,445
Total refining revenues	90,651	71,968	84,521
Ethanol:
Ethanol	2,764	3,105	2,628
Distillers grains	560	586	655
Total ethanol revenues	3,324	3,691	3,283
Corporate – other revenues	5	—	—
Total revenues from external customers	$93,980	$75,659	$87,804

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating revenues by geographic area are shown in the following table (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our operating revenues.

	Year Ended December 31,
	2017	2016	2015
U.S.	$66,614	$51,479	$60,319
Canada	7,039	6,115	6,841
U.K. and Ireland	11,556	10,797	11,232
Other countries	8,771	7,268	9,412
Total operating revenues	$93,980	$75,659	$87,804

Long-lived assets include property, plant, and equipment and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2017	2016
U.S.	$26,083	$25,359
Canada	1,915	1,816
U.K. and Ireland	1,063	967
Total long-lived assets	$29,061	$28,142

Total assets by reportable segment were as follows (in millions):

	December 31,
	2017	2016
Refining	$40,382	$38,095
Ethanol	1,344	1,316
VLP	1,517	979
Corporate and eliminations	6,915	5,783
Total assets	$50,158	$46,173

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Decrease (increase) in current assets:
Receivables, net	$(870)	$(1,531)	$1,294
Inventories	(516)	771	(222)
Prepaid expenses and other	151	47	(149)
Increase (decrease) in current liabilities:
Accounts payable	1,842	1,556	(1,787)
Accrued expenses	21	117	(40)
Taxes other than income taxes payable	172	82	(74)
Income taxes payable	489	(66)	(328)
Changes in current assets and current liabilities	$1,289	$976	$(1,306)

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Interest paid in excess of amount capitalized	$457	$427	$416
Income taxes paid, net	410	444	2,093

Cash flows reflected as “other financing activities, net” for the year ended December 31, 2016 included the payment of a long-term liability of $137 million owed to a joint venture partner associated with an owner-method joint venture investment.

Noncash investing and financing activities for the year ended December 31, 2017 included the recognition of (i) a capital lease asset and related obligation associated with an agreement for storage tanks near three of our refineries as described in Note 8 and (ii) terminal assets and related obligation recorded under owner accounting as described in Note 9.

There were no significant noncash investing and financing activities for the year ended December 31, 2016.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2017 and 2016.

We have elected to offset the fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty, including any related cash collateral assets or obligations as shown below; however, fair value amounts by hierarchy level are presented in the following tables on a gross basis. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

	December 31, 2017
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$875	$19	$—	$894	$(893)	$—	$1	$—
Investments of certain benefit plans	65	—	8	73	n/a	n/a	73	n/a
Total	$940	$19	$8	$967	$(893)	$—	$74

Liabilities:
Commodity derivative contracts	$955	$14	$—	$969	$(893)	$(76)	$—	$(102)
Environmental credit obligations	—	104	—	104	n/a	n/a	104	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$962	$124	$—	$1,086	$(893)	$(76)	$117

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$874	$38	$—	$912	$(875)	$—	$37	$—
Foreign currency contracts	3	—	—	3	n/a	n/a	3	n/a
Investments of certain benefit plans	58	—	11	69	n/a	n/a	69	n/a
Total	$935	$38	$11	$984	$(875)	$—	$109

Liabilities:
Commodity derivative contracts	$872	$23	$—	$895	$(875)	$(20)	$—	$(88)
Environmental credit obligations	—	188	—	188	n/a	n/a	188	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Total	$872	$216	$—	$1,088	$(875)	$(20)	$193

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

There were no transfers between levels for assets and liabilities held as of December 31, 2017 and 2016 that were measured at fair value on a recurring basis.

There was no significant activity during the years ended December 31, 2017, 2016, and 2015 related to the fair value amounts categorized in Level 3 as of December 31, 2017, 2016, and 2015.

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

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	$5,850	$5,850	$4,816	$4,816
Financial liabilities:
Debt (excluding capital leases)	8,310	9,795	7,926	8,882

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

As of December 31, 2017, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2018	2019
Crude oil and refined petroleum products:
Swaps – long	2,655	—
Swaps – short	2,590	—
Futures – long	83,296	—
Futures – short	87,542	—
Corn:
Futures – long	21,315	35
Futures – short	50,695	665
Physical contracts – long	25,103	630
Soybean oil:
Futures – long	76,079	—
Futures – short	154,378	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions for crude oil and refined petroleum products.

As of December 31, 2017, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2018	2019
Crude oil and refined petroleum products:
Swaps – long	659	—
Swaps – short	659	—
Futures – long	37,532	—
Futures – short	36,919	150
Options – long	153,050	—
Options – short	153,050	—
Corn:
Futures – long	300	—

We had no commodity derivative contracts outstanding as of December 31, 2017 and 2016 or during the years ended December 31, 2017 and 2016 that were designated as fair value or cash flow hedges.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of these operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2017, we had forward contracts to purchase $507 million of U.S. dollars. These commitments matured on or before January 31, 2018.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. For the years ended December 31, 2017, 2016, and 2015, the cost of meeting our obligations under these compliance programs was $942 million, $749 million, and $440 million, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under GHG emission programs, including the cap-and-trade systems, as discussed in Note 18. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the years ended December 31, 2017, 2016, and 2015 and expect to continue to recover the majority of these costs in the future. For the years ended December 31, 2017, 2016, and 2015, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of December 31, 2017 and 2016 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 18 for additional information related to the fair values of our derivative instruments.

As indicated in Note 18, we net fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The following tables, however, are presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts.

	Balance Sheet Location	December 31, 2017
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$875	$955
Swaps	Receivables, net	11	11
Options	Receivables, net	8	3
Physical purchase contracts	Inventories	—	6
Foreign currency contracts	Accrued expenses	—	7
Total		$894	$982

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Sheet Location	December 31, 2016
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$874	$872
Swaps	Receivables, net	32	21
Options	Receivables, net	6	2
Physical purchase contracts	Inventories	—	5
Foreign currency contracts	Receivables, net	3	—
Total		$915	$900

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

Derivatives Designated as Economic Hedges	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2017	2016	2015
Commodity contracts	Cost of materials and other	$(344)	$(132)	$377
Foreign currency contracts	Cost of materials and other	(40)	16	49

Trading Derivatives	Location of Gain Recognized in Income on Derivatives	Year Ended December 31,
		2017	2016	2015
Commodity contracts	Cost of materials and other	$66	$46	$45

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016 (in millions, except per share amounts).

	2017 Quarter Ended
	March 31	June 30	September 30	December 31 (b)
Operating revenues	$21,772	$22,254	$23,562	$26,392
Gross profit (a)	739	1,063	1,624	1,121
Operating income	537	871	1,338	853
Net income	321	572	863	2,400
Net income attributable to Valero Energy Corporation stockholders	305	548	841	2,371
Earnings per common share	0.68	1.23	1.91	5.43
Earnings per common share – assuming dilution	0.68	1.23	1.91	5.42

	2016 Quarter Ended
	March 31 (c)	June 30 (d)	September 30 (e)	December 31
Operating revenues	$15,714	$19,584	$19,649	$20,712
Gross profit (a)	997	1,457	1,096	841
Operating income	829	1,231	892	620
Net income	513	843	645	416
Net income attributable to Valero Energy Corporation stockholders	495	814	613	367
Earnings per common share	1.05	1.74	1.33	0.81
Earnings per common share – assuming dilution	1.05	1.73	1.33	0.81
___________________________

(a)	Gross profit is calculated as operating revenues less total cost of sales.

(b)	During the quarter ended December 31, 2017, we recognized an income tax benefit of $1.9 billion related to Tax Reform as described in Note 14.

(c)	During the quarter ended March 31, 2016, we recognized a favorable noncash lower of cost or market inventory valuation adjustment of $293 million as described in Note 4.

(d)
During the quarter ended June 30, 2016, we recognized a favorable noncash lower of cost or market inventory valuation adjustment of $454 million as described in Note 4 and an asset impairment loss of $56 million related to the Aruba Disposition as described in Note 2.

(e)	During the quarter ended September 30, 2016, we recognized a tax benefit of $42 million related to the Aruba Disposition as described in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Internal Control over Financial Reporting.
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on Valero’s internal control over financial reporting required by Item 9A appears in Item 8 on page 65 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on Valero’s internal control over financial reporting appears in Item 8 beginning on page 67 of this report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We continue the implementation process to prepare for the adoption of ASU No. 2016-02, “Leases (Topic 842),” which we discuss more fully in Note 1 of Notes to Consolidated Financial Statements. We expect that there will be changes affecting our internal control over financial reporting in conjunction with adopting this standard. The most significant changes we expect relate to the implementation of a lease evaluation system and a lease accounting system, including the integration of our lease accounting system with our general ledger and modifications to the related procurement and payment processes.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEMS 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders. We will file the proxy statement with the SEC on or before March 31, 2018.

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

4.04	—	Form of Indenture related to subordinated debt securities–incorporated by reference to Exhibit 4.8 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-116668) filed June 21, 2004.

4.05	—	Specimen Certificate of Common Stock–incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-116668) filed June 21, 2004.

*+10.01	—	Valero Energy Corporation Annual Bonus Plan, amended and restated as of February 28, 2018.

+10.02	—
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

+10.06	—
Valero Energy Corporation Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of November 10, 2008–incorporated by reference to Exhibit 10.08 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 1-13175).

+10.07	—
Valero Energy Corporation Excess Pension Plan, as amended and restated effective December 31, 2011–incorporated by reference to Exhibit 10.10 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

+10.08	—
Form of Indemnity Agreement between Valero Energy Corporation (formerly known as Valero Refining and Marketing Company) and certain officers and directors–incorporated by reference to Exhibit 10.8 to Valero’s Registration Statement on Form S-1 (SEC File No. 333-27013) filed May 13, 1997.

+10.09	—	Schedule of Indemnity Agreements–incorporated by reference to Exhibit 10.12 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-13175).

+10.10	—
Form of Change of Control Severance Agreement (Tier I) between Valero Energy Corporation and executive officer–incorporated by reference to Exhibit 10.15 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

+10.11	—	Schedule of Tier I Change of Control Severance Agreements–incorporated by reference to Exhibit 10.14 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-13175).

+10.12	—
Form of Change of Control Severance Agreement (Tier II) between Valero Energy Corporation and executive officer–incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-13175).

+10.13	—
Schedule of Tier II Change of Control Severance Agreements–incorporated by reference to Exhibit 10.16 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-13175).

+10.14	—
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

+10.16	—
Schedule of Tier II-A Change of Control Severance Agreements–incorporated by reference to Exhibit 10.19 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2016 (SEC File No. 1-13175).

+10.17	—
Form of Amendment (dated January 17, 2017) to Change of Control Severance Agreements, amending Section 9 thereof–incorporated by reference to Exhibit 10.01 to Valero’s Current Report on Form 8-K dated and filed January 17, 2017 (SEC File No. 1-13175).

*+10.18	—	Form of Performance Share Award Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan.

+10.19	—
Form of Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan–incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 1-13175).

+10.20	—
Form of Performance Stock Option Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan–incorporated by reference to Exhibit 10.21 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

+10.21	—
Form of Restricted Stock Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan–incorporated by reference to Exhibit 10.25 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 1-13175).

10.22	—
$3,000,000,000 5-Year Third Amended and Restated Revolving Credit Agreement, dated as of November 12, 2015, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated November 12, 2015, and filed November 13, 2015 (SEC File No. 1-13175).

*12.01	—	Statements of Computations of Ratios of Earnings to Fixed Charges.

14.01	—	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

*21.01	—	Valero Energy Corporation subsidiaries.

*23.01	—	Consent of KPMG LLP dated February 28, 2018.

*24.01	—	Power of Attorney dated February 28, 2018 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	—	Audit Committee Pre-Approval Policy.

***101	—	Interactive Data Files

______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
(Joseph W. Gorder)
Chairman of the Board, President, and Chief Executive Officer
Date: February 28, 2018

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
(Joseph W. Gorder)

/s/ Michael S. Ciskowski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
(Michael S. Ciskowski)

/s/ H. Paulett Eberhart	Director	February 28, 2018
(H. Paulett Eberhart)

/s/ Kimberly S. Greene	Director	February 28, 2018
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 28, 2018
(Deborah P. Majoras)

/s/ Donald L. Nickles	Director	February 28, 2018
(Donald L. Nickles)

/s/ Philip J. Pfeiffer	Director	February 28, 2018
(Philip J. Pfeiffer)

/s/ Robert A. Profusek	Director	February 28, 2018
(Robert A. Profusek)

/s/ Susan Kaufman Purcell	Director	February 28, 2018
(Susan Kaufman Purcell)

/s/ Stephen M. Waters	Director	February 28, 2018
(Stephen M. Waters)

/s/ Randall J. Weisenburger	Director	February 28, 2018
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 28, 2018
(Rayford Wilkins, Jr.)