Form 10-Q
period 2018-03-31
VALERO ENERGY CORP/TX
filed 2018-05-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2018 was 431,023,418.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$4,658	$5,850
Receivables, net	6,814	6,922
Inventories	6,555	6,384
Prepaid expenses and other	233	156
Total current assets	18,260	19,312
Property, plant, and equipment, at cost	40,543	40,010
Accumulated depreciation	(12,812)	(12,530)
Property, plant, and equipment, net	27,731	27,480
Deferred charges and other assets, net	3,385	3,366
Total assets	$49,376	$50,158
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$871	$122
Accounts payable	7,966	8,348
Accrued expenses	590	712
Taxes other than income taxes payable	1,226	1,321
Income taxes payable	99	568
Total current liabilities	10,752	11,071
Debt and capital lease obligations, less current portion	8,086	8,750
Deferred income tax liabilities	4,711	4,708
Other long-term liabilities	2,902	2,729
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,026	7,039
Treasury stock, at cost; 242,573,833 and 239,603,534 common shares	(13,588)	(13,315)
Retained earnings	29,415	29,200
Accumulated other comprehensive loss	(983)	(940)
Total Valero Energy Corporation stockholders’ equity	21,877	21,991
Noncontrolling interests	1,048	909
Total equity	22,925	22,900
Total liabilities and equity	$49,376	$50,158
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues (a)	$26,439	$21,772
Cost of sales:
Cost of materials and other	23,756	19,428
Operating expenses (excluding depreciation and amortization expense reflected below)	1,136	1,124
Depreciation and amortization expense	485	488
Total cost of sales	25,377	21,040
Other operating expenses	10	—
General and administrative expenses (excluding depreciation and amortization expense reflected below)	238	192
Depreciation and amortization expense	13	12
Operating income	801	528
Other income, net	51	26
Interest and debt expense, net of capitalized interest	(121)	(121)
Income before income tax expense	731	433
Income tax expense	149	112
Net income	582	321
Less: Net income attributable to noncontrolling interests	113	16
Net income attributable to Valero Energy Corporation stockholders	$469	$305

Earnings per common share	$1.09	$0.68
Weighted-average common shares outstanding (in millions)	431	448
Earnings per common share – assuming dilution	$1.09	$0.68
Weighted-average common shares outstanding – assuming dilution (in millions)	432	451
Dividends per common share	$0.80	$0.70
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,464	$1,272

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$582	$321
Other comprehensive income:
Foreign currency translation adjustment	45	74
Net gain on pension and other postretirement benefits	8	3
Other comprehensive income before income tax expense	53	77
Income tax expense related to items of other comprehensive income	2	1
Other comprehensive income	51	76
Comprehensive income	633	397
Less: Comprehensive income attributable to noncontrolling interests	116	16
Comprehensive income attributable to Valero Energy Corporation stockholders	$517	$381

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$582	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	498	500
Deferred income tax expense (benefit)	2	(4)
Changes in current assets and current liabilities	(1,026)	151
Changes in deferred charges and credits and other operating activities, net	82	20
Net cash provided by operating activities	138	988
Cash flows from investing activities:
Capital expenditures	(356)	(279)
Deferred turnaround and catalyst costs	(220)	(245)
Investments in joint ventures	(55)	(117)
Acquisition of undivided interests	(85)	(72)
Capital expenditures of certain variable interest entities	(28)	—
Other investing activities, net	(8)	(1)
Net cash used in investing activities	(752)	(714)
Cash flows from financing activities:
Proceeds from issuance of Valero Energy Partners LP debt	498	—
Repayments of debt and capital lease obligations	(415)	(5)
Purchase of common stock for treasury	(320)	(314)
Common stock dividends	(345)	(315)
Proceeds from issuance of Valero Energy Partners LP common units	—	35
Contribution from noncontrolling interest	32	—
Distributions to noncontrolling interests	(11)	(34)
Other financing activities, net	(12)	(19)
Net cash used in financing activities	(573)	(652)
Effect of foreign exchange rate changes on cash	(5)	25
Net decrease in cash and temporary cash investments	(1,192)	(353)
Cash and temporary cash investments at beginning of period	5,850	4,816
Cash and temporary cash investments at end of period	$4,658	$4,463

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
As used in this report, the terms “Valero,” “we,” “us,” or “our” refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet as of December 31, 2017 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Reclassifications
Certain amounts reported for the three months ended March 31, 2017 have been reclassified in order to conform to the 2018 presentation.

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

Revenue Recognition
We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” (Topic 606) on January 1, 2018, as described below in “Accounting Pronouncements Adopted On January 1, 2018.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

Our revenues are primarily generated from contracts with customers. We generate revenue from contracts with customers from the sale of products by our refining and ethanol segments. Our VLP segment generates intersegment revenues from transportation and terminaling activities provided to our refining segment that are eliminated in consolidation. Revenues are recognized when we satisfy our performance obligation to transfer products to our customers, which typically occurs at a point in time upon shipment or delivery of the products, and for an amount that reflects the transaction price that is allocated to the performance obligation.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the point of shipment or delivery. As a result, we consider control to have transferred upon shipment or delivery because we have a present right to payment at that time, the customer has legal title to the asset, we have transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

Our contracts with customers state the final terms of the sale, including the description, quantity, and price for goods sold. Payment is typically due in full within two to ten days of delivery. In the normal course of business, we generally do not accept product returns.

The transaction price is the consideration that we expect to be entitled to in exchange for our products. The transaction price for substantially all of our contracts is generally based on commodity market pricing (i.e., variable consideration). As such, this market pricing may be constrained (i.e., not estimable) at the inception of the contract but will be recognized based on the applicable market pricing, which will be known upon transfer of the goods to the customer. Some of our contracts also contain variable consideration in the form of sales incentives to our customers, such as discounts and rebates. For contracts that include variable consideration, we estimate the factors that determine the variable consideration in order to establish the transaction price.

We have elected to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales tax, use tax, value-added tax, etc.). We continue to include in the transaction price excise taxes that are imposed on certain inventories in our international operations. The amount of such taxes is provided in supplemental information in a footnote on the statements of income.

There are instances where we provide shipping services in relation to the goods sold to our customer. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in cost of materials and other. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than as a promised service and we have included these activities in cost of materials and other.

Accounting Pronouncements Adopted On January 1, 2018
Topic 606
Effective January 1, 2018, we adopted the provisions of Topic 606, which clarifies the principles for recognizing revenue and supersedes previous revenue recognition requirements under “Revenue Recognition (Topic 605),” using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. We elected to apply the transition guidance only to contracts that were not completed as of the date of adoption. There was no material impact to our financial position as a result of adopting Topic 606; therefore, there was no cumulative-effect adjustment to retained earnings as of January 1, 2018. Additionally, there was no material impact to our financial position or results of operations as of and for the three months ended March 31, 2018. See “Revenue Recognition” above for a discussion of our accounting policy affected by our adoption of Topic 606. Also see Note 10 for further information on our revenues. We implemented new processes in order to monitor ongoing compliance with accounting and disclosure requirements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU No. 2016-01
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” (ASU No. 2016-01) to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. Effective January 1, 2018, we adopted the provisions of ASU No. 2016-01 using the cumulative-effect method of adoption as required by the ASU. The adoption of this ASU did not affect our financial position or our results of operations as of or for the three months ended March 31, 2018, but it resulted in reduced disclosures as it eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.

ASU No. 2017-07
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715),” (ASU No. 2017-07) which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost (non-service cost components) to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Effective January 1, 2018, we retrospectively adopted the provisions of ASU No. 2017-07. The adoption of this ASU did not affect our financial position or results of operations. However, for the three months ended March 31, 2017, we reclassified the non-service cost components out of operating expenses (excluding depreciation and amortization expense) and general and administrative expenses (excluding depreciation and amortization expense) of $7 million and $2 million, respectively, and into other income, net.

ASU No. 2017-09
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718),” (ASU No. 2017-09) to reduce diversity in practice, as well as reduce cost and complexity regarding a change to the terms or conditions of a share-based payment award. Effective January 1, 2018, we adopted ASU No. 2017-09. The adoption of this ASU did not have an immediate effect on our financial position or results of operations as it is applied prospectively to an award modified on or after adoption.

ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220),” (ASU No. 2018-02) which allows for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform) to be reclassified from accumulated other comprehensive income to retained earnings. The provisions of ASU No. 2018-02 are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. This ASU shall be applied either at the beginning of the annual or interim period of adoption or retrospectively to each period in which the income tax effects of Tax Reform affects the items remaining in accumulated other comprehensive income (loss). We elected to reclassify the stranded income tax effects of Tax Reform from accumulated other comprehensive loss to retained earnings as of the beginning of the interim period of adoption. Effective January 1, 2018, we adopted ASU No. 2018-02 and such adoption did not affect our financial position or results of operations but resulted in the reclassification of $91 million of income tax benefits related to Tax Reform from accumulated other comprehensive loss to retained earnings as presented in Note 5 under “Accumulated Other Comprehensive Loss.” We release stranded income tax

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effects from accumulated other comprehensive income (loss) to retained earnings on an individual item basis as those items are reclassified into income.

ASU No. 2018-05
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” (ASU No. 2018-05) which amends certain Securities and Exchange Commission (SEC) material in Topic 740 for the income tax accounting implications of the recently issued Tax Reform. This guidance clarifies the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of Tax Reform for the reporting period in which Tax Reform was enacted. See Note 8 for a discussion of the impacts of this ASU.

Accounting Pronouncements Not Yet Adopted
Topic 842
In February 2016, the FASB issued “Leases (Topic 842),” (Topic 842) to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the modified retrospective method of adoption. We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. During 2018, we will continue to monitor the adoption process to ensure compliance with accounting and disclosure requirements. We also continue the integration of our lease accounting system with our general ledger, and we will make modifications to the related procurement and payment processes. We anticipate this standard will have a material impact on our financial position by increasing our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases. However, we do not expect adoption to have a material impact on our results of operations or liquidity. We expect our accounting for capital leases to remain substantially unchanged.

ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815),” (ASU No. 2017-12) to improve and simplify accounting guidance for hedge accounting. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We use economic hedges to manage commodity price risk; however, we have not designated these hedges as fair value or cash flow hedges. As a result, the adoption of ASU No. 2017-12 effective January 1, 2019 is not expected to affect our financial position or results of operations.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Refinery feedstocks	$2,471	$2,427
Refined petroleum products and blendstocks	3,569	3,459
Ethanol feedstocks and products	258	242
Materials and supplies	257	256
Inventories	$6,555	$6,384

As of March 31, 2018 and December 31, 2017, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $3.1 billion and $3.0 billion, respectively, and our non-LIFO inventories accounted for $905 million and $1.0 billion, respectively, of our total inventories.

3.	DEBT AND CAPITAL LEASE OBLIGATIONS

Debt
During the three months ended March 31, 2018, VLP issued in a public offering $500 million aggregate principal amount of its 4.5 percent Senior Notes due March 15, 2028. Gross proceeds from this debt issuance were $498 million before deducting the underwriting discount and other debt issuance costs totaling $5 million. The proceeds are available only to the operations of VLP and were used to repay the outstanding balance of $410 million on VLP’s $750 million senior unsecured revolving credit facility (the VLP Revolver) and $85 million of its notes payable to us, which is eliminated in consolidation.

During the three months ended March 31, 2017, we had no significant debt activity.

We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2018
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued		Availability
Committed facilities:
Valero Revolver		$3,000	November 2020		$—		$138		$2,862
VLP Revolver	750		November 2020	—		—		750
Canadian Revolver	C$	75	November 2018	C$	—	C$	6	C$	69
Accounts receivable sales facility	1,300		July 2018	100		n/a		1,200
Letter of credit facility	100		November 2018	n/a		—		100
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a		273		n/a

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of credit issued as of March 31, 2018 expire at various times in 2018 through 2020.

As of March 31, 2018 and December 31, 2017, the variable interest rate on the accounts receivable sales facility was 2.3616 percent and 2.0387 percent, respectively.

Other Disclosures
Interest and debt expense, net of capitalized interest is comprised of the following (in millions):

	Three Months Ended March 31,
	2018	2017
Interest and debt expense	$139	$134
Less capitalized interest	18	13
Interest and debt expense, net of capitalized interest	$121	$121

4.	COMMITMENTS AND CONTINGENCIES

Commitments
MVP Terminal
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), a Delaware limited liability company formed in September 2017 with a subsidiary of Magellan Midstream Partners LP (Magellan), to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. Construction of phases one and two of the project began in 2017 with a total estimated cost of $840 million of which we have committed to contribute 50 percent (approximately $420 million). The project could expand up to four phases with a total project cost of approximately $1.4 billion if warranted by additional demand and agreed to by Magellan and us. Since inception, we have contributed $123 million to MVP, of which $42 million was contributed during the three months ended March 31, 2018.

Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in early 2020. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

Due to our membership interest in MVP and because the terminaling agreement was determined to be a capital lease, we are the accounting owner of the MVP Terminal during the construction period. Accordingly, as of March 31, 2018, we recorded an asset of $271 million in property, plant, and equipment representing 100 percent of the construction costs incurred by MVP, as well as capitalized interest incurred by us, and a long-term liability of $150 million payable to Magellan. The amounts recorded for the portion of the construction costs associated with the payable to Magellan are noncash investing and financing items, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Central Texas Pipeline
We have committed to a 40 percent undivided interest in a project with a subsidiary of Magellan to jointly build an estimated 135-mile, 20-inch refined petroleum products pipeline with a capacity of up to 150,000 barrels per day from Houston to Hearne, Texas. The pipeline is expected to be completed in mid-2019. Our estimated cost to acquire our 40 percent undivided interest in this pipeline is $170 million. Since inception, capital expenditures totaled $24 million, of which $17 million was spent during the three months ended March 31, 2018.

Sunrise Pipeline System
Effective January 31, 2018, we entered into a joint ownership agreement with Sunrise Pipeline LLC, a subsidiary of Plains All American Pipeline, L.P. (Plains), to acquire a 20 percent undivided interest in the expanded Sunrise Pipeline System to be constructed by Plains. The Sunrise Pipeline System is expected to contain (i) an estimated 255-mile, 24-inch crude oil pipeline (the Sunrise Pipeline) to originate at Plains’ terminal in Midland, Texas and end at Plains’ station in Wichita Falls, Texas with throughput capacity of approximately 500,000 barrels per day, and (ii) two 270,000 shell barrel capacity tanks located at the Colorado City, Texas station. The Sunrise Pipeline System expansion is currently under construction and is expected to be placed in service in 2019. The cost to acquire our 20 percent undivided interest in the Sunrise Pipeline System is $135 million. We expect to incur approximately $101 million during 2018. Capital expenditures totaled $68 million for the three months ended March 31, 2018.

Environmental Matters
We are involved, together with several other companies, in an environmental cleanup in the Village of Hartford, Illinois (the Village) and during 2015, one of these companies assumed the ongoing remediation in the Village pursuant to a federal court order. We had previously conducted an initial response in the Village, along with other companies, pursuant to an administrative order issued by the U.S. Environmental Protection Agency (EPA). The parties involved in the initial response may have further claims among themselves for costs already incurred. We also continue to be engaged in site assessment and interim measures at the adjacent shutdown refinery site, which we acquired as part of an acquisition in 2005, and we are in litigation with other potentially responsible parties and the Illinois EPA relating to the remediation of the site. In each of these matters, we have various defenses, limitations, and potential rights for contribution from the other responsible parties. We have recorded a liability for our expected contribution obligations. Progress is being made with the Illinois EPA on remediation standards in certain areas. While we are actively working with the Illinois EPA to identify end points, because of the unpredictable nature of these cleanups, the methodology for allocation of liabilities, and the State of Illinois’ failure to directly sue third parties responsible for historic contamination at the site, it is reasonably possible that we could incur a loss in a range of $0 to $200 million in excess of the amount of our accrual to ultimately resolve these matters. Factors underlying this estimated range are expected to change from time to time, and actual results may vary significantly from this estimate.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingency liabilities as matters progress over time, and we believe that any changes to the recorded liabilities will not be material to our financial position, results of operations, or liquidity.

Texas City Refinery Fire
In April 2018, our Texas City Refinery experienced a fire in its alkylate fractionator. As of the filing of this quarterly report, the Texas City Refinery is running at reduced rates while efforts are underway to determine the cause of the accident, assess damages, and establish a plan for making repairs. Although we are in the preliminary stages of assessing the extent of damages, we do not believe that this incident will have a material adverse effect on our results of operations.

5.	EQUITY

Reconciliation of Balances
The following is a reconciliation of the beginning and ending balances of equity attributable to our stockholders, equity attributable to noncontrolling interests, and total equity (in millions):

	Three Months Ended March 31,
	2018			2017
	Valero Stockholders’ Equity	Non- controlling Interests (a)	Total Equity	Valero Stockholders’ Equity	Non- controlling Interests (a)	Total Equity
Balance as of beginning of period	$21,991	$909	$22,900	$20,024	$830	$20,854
Net income	469	113	582	305	16	321
Dividends	(345)	—	(345)	(315)	—	(315)
Stock-based compensation expense	14	—	14	13	—	13
Transactions in connection with stock-based compensation plans	(46)	—	(46)	(10)	—	(10)
Stock purchases under purchase programs	(256)	—	(256)	(292)	—	(292)
Contribution from noncontrolling interest	—	30	30	—	—	—
Distributions to noncontrolling interests	—	(11)	(11)	—	(34)	(34)
Other	2	4	6	24	14	38
Other comprehensive income	48	3	51	76	—	76
Balance as of end of period	$21,877	$1,048	$22,925	$19,825	$826	$20,651
___________________________

(a)
The noncontrolling interests relate to third-party ownership interests in VIEs for which we are the primary beneficiary and therefore consolidate. See Note 6 for information about our consolidated VIEs.

Share Activity
There was no significant share activity during the three months ended March 31, 2018 and 2017.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Dividends
On May 3, 2018, our board of directors declared a quarterly cash dividend of $0.80 per common share payable on June 5, 2018 to holders of record at the close of business on May 17, 2018.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2018			2017
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of beginning of period	$(507)	$(433)	$(940)	$(1,021)	$(389)	$(1,410)
Other comprehensive income before reclassifications	42	—	42	74	—	74
Amounts reclassified from accumulated other comprehensive loss	—	6	6	—	2	2
Other comprehensive income	42	6	48	74	2	76
Reclassification of stranded income tax effects of Tax Reform to retained earnings per ASU 2018-02 (see Note 1)	—	(91)	(91)	—	—	—
Balance as of end of period	$(465)	$(518)	$(983)	$(947)	$(387)	$(1,334)

6.	VARIABLE INTEREST ENTITIES

Consolidated VIEs
In the normal course of business, we have financial interests in certain entities that have been determined to be VIEs. Our significant consolidated VIE’s include:

•
VLP, a publicly traded master limited partnership formed to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets;

•
Diamond Green Diesel Holdings LLC (DGD), a joint venture formed to construct and operate a biodiesel plant that processes animal fats, used cooking oils, and other vegetable oils into renewable green diesel; and

•
terminaling agreements with three subsidiaries of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), a Mexican subsidiary of Sempra Energy, a U.S. public company (the three subsidiaries are collectively referred to as VPM Terminals).

The VIEs’ assets can only be used to settle their own obligations and the VIEs’ creditors have no recourse to our assets. We do not provide financial guarantees to our VIEs. Although we have provided credit facilities

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	March 31, 2018
	VLP	DGD	VPM Terminals	Other	Total
Assets
Cash and temporary cash investments	$71	$41	$1	$17	$130
Other current assets	1	243	9	—	253
Property, plant, and equipment, net	1,416	475	57	123	2,071
Liabilities
Current liabilities	$26	$34	$3	$9	$72
Debt and capital lease obligations, less current portion	989	—	—	41	1,030

	December 31, 2017
	VLP	DGD	VPM Terminals	Other	Total
Assets
Cash and temporary cash investments	$42	$123	$1	$13	$179
Other current assets	2	66	4	—	72
Property, plant, and equipment, net	1,416	435	51	127	2,029
Liabilities
Current liabilities	$27	$33	$26	$9	$95
Debt and capital lease obligations, less current portion	905	—	—	43	948

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are primarily accounted for as equity investments. MVP is one of our non-consolidated VIEs and is accounted for under owner accounting as described in Note 4. As of March 31, 2018, our maximum exposure to loss was $122 million, which represents our equity investment in MVP. We have not provided any financial support to MVP other than amounts previously required by our membership interest.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost (credit) related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2018	2017	2018	2017
Three months ended March 31:
Service cost	$34	$31	$1	$1
Interest cost	23	21	2	3
Expected return on plan assets	(41)	(37)	—	—
Amortization of:
Net actuarial (gain) loss	16	13	—	(1)
Prior service credit	(5)	(5)	(3)	(4)
Special charges	2	—	—	—
Net periodic benefit cost (credit)	$29	$23	$—	$(1)

The components of net periodic benefit cost (credit) other than the service cost component (i.e., the non-service cost components) are included in the line item “other income, net” in the statements of income.

Our anticipated contributions to our pension and other postretirement benefit plans during 2018 have not changed from amounts previously disclosed in our financial statements for the year ended December 31, 2017. We contributed $8 million and $7 million, respectively, to our pension plans and $4 million and $5 million, respectively, to our other postretirement benefit plans during the three months ended March 31, 2018 and 2017.

8.	INCOME TAXES

On December 22, 2017, Tax Reform was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended (the Code), and was effective beginning on January 1, 2018. Tax Reform introduced significant and complex changes to the Code, and regulatory guidance from the Internal Revenue Service (IRS) is needed in order to properly account for many of the changes. In response, the SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” that was codified through the issuance of ASU No. 2018-05 as described in Note 1, which requires that the effects of Tax Reform be recorded for items where the accounting is complete, as well as for items where a reasonable estimate can be made (referred to as provisional amounts). For items where reasonable estimates cannot be made, provisional amounts should not be recorded and those items would continue to be accounted for under the Code prior to changes from Tax Reform until a reasonable estimate can be made.

We recorded an overall income tax benefit of $1.9 billion associated with the effects of Tax Reform for the year ended December 31, 2017, and in accordance with ASU No. 2018-05, that benefit included provisional amounts associated with the one-time transition tax on the deemed repatriation of previously undistributed

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated earnings and profits of our international subsidiaries. We also identified items where reasonable estimates could not be made at that time.

We did not revise our initial provisional estimate during the three months ended March 31, 2018, and we have not completed our accounting for the income tax effects of Tax Reform. We continue to gather additional information in order to revise our initial estimates and await regulatory guidance from the IRS. We anticipate this information and guidance will be available in the second half of 2018 and that any adjustments will be recorded at that time.

The lower effective tax rate during the three months ended March 31, 2018 is due to the reduction in the U.S. statutory income tax rate from 35 percent to 21 percent effective January 1, 2018 as a result of Tax Reform.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2018		2017
	Participating Securities	Common Stock	Participating Securities	Common Stock
Earnings per common share:
Net income attributable to Valero stockholders		$469		$305
Less dividends paid:
Common stock		344		314
Participating securities		1		1
Undistributed earnings (excess distributions over earnings)		$124		$(10)
Weighted-average common shares outstanding	1	431	2	448
Earnings per common share:
Distributed earnings	$0.80	$0.80	$0.70	$0.70
Undistributed earnings (excess distributions over earnings)	0.29	0.29	—	(0.02)
Total earnings per common share	$1.09	$1.09	$0.70	$0.68

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders		$469		$305
Weighted-average common shares outstanding		431		448
Common equivalent shares		1		3
Weighted-average common shares outstanding – assuming dilution		432		451
Earnings per common share – assuming dilution		$1.09		$0.68

Participating securities include restricted stock and performance awards granted under our 2011 Omnibus Stock Incentive Plan.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	REVENUES AND SEGMENT INFORMATION

Revenue from Contracts with Customers
Disaggregation of Revenue
Revenue is presented in the table below under “Segment Information” disaggregated by product because this is the level of disaggregation that management has determined to be beneficial to users of the financial statements.

Receivables from Contracts with Customers
Our receivables from contracts with customers are included in “receivables, net.” These balances were $5.1 billion and $5.7 billion as of March 31, 2018 and January 1, 2018, respectively.

Remaining Performance Obligations
The majority of our contracts with customers are spot contracts and therefore have no remaining performance obligations. All of our remaining contracts with customers are primarily term contracts, the majority of which expire by 2020. The transaction price for these term contracts includes an immaterial fixed amount and variable consideration (i.e., a commodity price). The variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation; therefore, the variable consideration is not included in the remaining performance obligation. As of March 31, 2018, after excluding contracts with an original expected duration of one year or less, the aggregate amount of the transaction price allocated to our remaining performance obligations was immaterial as the transaction price for these contracts includes only an immaterial fixed amount.

Segment Information
We have three reportable segments – refining, ethanol, and VLP. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

•
The refining segment includes the operations of our 15 petroleum refineries, the associated marketing activities, and certain logistics assets that support our refining operations that are not owned by VLP. The principal products manufactured by our refineries and sold by this segment include gasolines and blendstocks (e.g., conventional gasolines, premium gasolines, and gasoline meeting the specifications of the California Air Resources Board (CARB)), distillates (e.g., diesel, low-sulfur diesel, ultra-low-sulfur diesel, CARB diesel, jet fuel, and other distillates), and other products (e.g., asphalt, petrochemicals, lubricants, and other refined petroleum products).

•
The ethanol segment includes the operations of our 11 ethanol plants, the associated marketing activities, and logistics assets that support our ethanol operations. The principal products manufactured by our ethanol plants are ethanol and distillers grains. Some ethanol is sold to our refining segment, which is blended into gasoline and sold to that segment’s customers as a finished gasoline product.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The VLP segment includes the results of VLP. VLP generates revenue from transportation and terminaling activities provided to our refining segment. All of VLP’s revenues are intersegment revenues that are generated under commercial agreements with our refining segment. Revenues generated under these agreements are eliminated in consolidation.

Operations that are not included in any of the reportable segments are included in the corporate category.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the components of operating income by reportable segment (in millions):

	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Three months ended March 31, 2018:
Revenues:
Revenues from external customers	$25,561	$877	$—	$1	$26,439
Intersegment revenues	4	46	132	(182)	—
Total revenues	25,565	923	132	(181)	26,439
Cost of sales:
Cost of materials and other	23,188	749	—	(181)	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	997	111	29	(1)	1,136
Depreciation and amortization expense	448	18	19	—	485
Total cost of sales	24,633	878	48	(182)	25,377
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	238	238
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$922	$45	$84	$(250)	$801

Three months ended March 31, 2017:
Revenues:
Revenues from external customers	$20,887	$885	$—	$—	$21,772
Intersegment revenues	—	60	106	(166)	—
Total revenues	20,887	945	106	(166)	21,772
Cost of sales:
Cost of materials and other	18,807	787	—	(166)	19,428
Operating expenses (excluding depreciation and amortization expense reflected below)	991	109	24	—	1,124
Depreciation and amortization expense	449	27	12	—	488
Total cost of sales	20,247	923	36	(166)	21,040
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	192	192
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$640	$22	$70	$(204)	$528

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a disaggregation of revenues by reportable segment (in millions). Refining and ethanol segment revenues are disaggregated for our principal products, and VLP segment revenues are disaggregated by activity type.

	Three Months Ended March 31,
	2018	2017
Refining:
Gasolines and blendstocks	$10,629	$9,335
Distillates	12,658	9,696
Other product revenues	2,274	1,856
Total refining revenues	25,561	20,887
Ethanol:
Ethanol	701	750
Distillers grains	176	135
Total ethanol revenues	877	885
VLP:
Pipeline transportation	31	23
Terminaling	99	83
Storage and other	2	—
Total VLP revenues	132	106
Corporate – other revenues	1	—
Elimination of intersegment revenues	(132)	(106)
Revenues	$26,439	$21,772

Total assets by reportable segment were as follows (in millions):

	March 31, 2018	December 31, 2017
Refining	$40,699	$40,382
Ethanol	1,355	1,344
VLP	1,545	1,517
Corporate and eliminations	5,777	6,915
Total assets	$49,376	$50,158

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Decrease (increase) in current assets:
Receivables, net	$145	$817
Inventories	(126)	(291)
Prepaid expenses and other	(79)	53
Increase (decrease) in current liabilities:
Accounts payable	(322)	(306)
Accrued expenses	(131)	20
Taxes other than income taxes payable	(111)	(123)
Income taxes payable	(402)	(19)
Changes in current assets and current liabilities	$(1,026)	$151

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Interest paid in excess of amount capitalized	$127	$128
Income taxes paid, net	552	96

There were no significant noncash investing and financing activities for the three months ended March 31, 2018. Noncash investing and financing activities during the three months ended March 31, 2017 included the recognition of capital lease assets and related obligations totaling approximately $490 million for the lease of storage tanks located at three of our refineries.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2018 and December 31, 2017.

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

	March 31, 2018
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$1,011	$15	$—	$1,026	$(1,013)	$(1)	$12	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	63	—	8	71	n/a	n/a	71	n/a
Total	$1,075	$17	$8	$1,100	$(1,013)	$(1)	$86

Liabilities:
Commodity derivative contracts	$1,030	$16	$—	$1,046	$(1,013)	$(33)	$—	$(97)
Environmental credit obligations	—	87	—	87	n/a	n/a	87	n/a
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Total	$1,030	$105	$—	$1,135	$(1,013)	$(33)	$89

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$875	$19	$—	$894	$(893)	$—	$1	$—
Investments of certain benefit plans	65	—	8	73	n/a	n/a	73	n/a
Total	$940	$19	$8	$967	$(893)	$—	$74

Liabilities:
Commodity derivative contracts	$955	$14	$—	$969	$(893)	$(76)	$—	$(102)
Environmental credit obligations	—	104	—	104	n/a	n/a	104	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$962	$124	$—	$1,086	$(893)	$(76)	$117

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

There were no transfers between levels for assets and liabilities held as of March 31, 2018 and December 31, 2017 that were measured at fair value on a recurring basis.

There was no significant activity during the three months ended March 31, 2018 and 2017 related to the fair value amounts categorized in Level 3 as of March 31, 2018 and December 31, 2017.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	Level 1	$4,658	$4,658	$5,850	$5,850
Financial liabilities:
Debt (excluding capital leases)	Level 2	8,392	9,527	8,310	9,795

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	PRICE RISK MANAGEMENT ACTIVITIES

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2018, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels and soybean oil contracts that are presented in thousands of pounds).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2018	2019
Crude oil and refined petroleum products:
Swaps – long	9,099	—
Swaps – short	8,636	—
Futures – long	99,455	—
Futures – short	101,298	—
Corn:
Futures – long	23,800	125
Futures – short	63,330	4,685
Physical contracts – long	35,069	4,759
Soybean oil:
Futures – long	28,320	—
Futures – short	89,819	—

•
Trading Derivatives – Our objective for entering into commodity derivative instruments for trading purposes is to take advantage of existing market conditions for crude oil and refined petroleum products.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2018, we had the following outstanding commodity derivative instruments that were entered into for trading purposes. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except those identified as corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2018	2019
Crude oil and refined petroleum products:
Swaps – long	300	—
Swaps – short	300	—
Futures – long	35,329	2,675
Futures – short	35,247	2,675
Options – long	112,500	—
Options – short	112,800	—
Corn:
Futures – long	250	—

We had no commodity derivative contracts outstanding as of March 31, 2018 and 2017 or during the three months ended March 31, 2018 and 2017 that were designated as fair value or cash flow hedges.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions entered into by our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency exchange and purchase contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2018, we had forward contracts to purchase $479 million of U.S. dollars. Substantially all of these commitments matured on or before April 30, 2018.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $206 million and $146 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are subject to additional requirements under greenhouse gas (GHG) emission programs, including the cap-and-trade systems, as discussed in Note 12. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the three months ended March 31, 2018 and 2017 and expect to continue to recover the majority of these costs in the future. For the three months ended March 31, 2018 and 2017, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2018 and December 31, 2017 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2018
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$1,009	$1,029
Swaps	Receivables, net	6	12
Options	Receivables, net	11	5
Physical purchase contracts	Inventories	2	2
Foreign currency contracts	Receivables, net	1	—
Total		$1,029	$1,048

	Balance Sheet Location	December 31, 2017
		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments
Commodity contracts:
Futures	Receivables, net	$875	$955
Swaps	Receivables, net	11	11
Options	Receivables, net	8	3
Physical purchase contracts	Inventories	—	6
Foreign currency contracts	Accrued expenses	—	7
Total		$894	$982

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Effect of Derivative Instruments on Income
The following tables provide information about the gain or loss recognized in income on our derivative instruments and the line items in the statements of income in which such gains and losses are reflected (in millions).

Derivatives Designated as Economic Hedges	Location of Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2018	2017
Commodity contracts	Cost of materials and other	$(48)	$(97)
Foreign currency contracts	Cost of materials and other	(3)	(6)

Trading Derivatives	Location of Gain Recognized in Income on Derivatives	Three Months Ended March 31,
		2018	2017
Commodity contracts	Cost of materials and other	$36	$1

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tariffs and tax and environmental regulations, such as those implemented under the California cap-and-trade system (also known as AB 32), the Quebec cap-and-trade system, the Ontario cap-and-trade system, and the U.S. EPA’s regulation of GHGs, which may adversely affect our business or operations;

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, and the Mexican peso relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2017 that is incorporated by reference herein.

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

This Form 10-Q includes references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted net income attributable to Valero stockholders, refining and ethanol segment margin, and adjusted operating income. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the accompanying financial tables in “RESULTS OF OPERATIONS” and note (f) to the accompanying tables for reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Also in note (f), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
For the first quarter of 2018, we reported net income attributable to Valero stockholders of $469 million compared to $305 million in the first quarter of 2017, which represents an increase of $164 million. Excluding the adjustments to net income attributable to Valero stockholders reflected in the table on page 37, adjusted net income attributable to Valero stockholders was $431 million for the first quarter of 2018, an increase of $126 million compared to the first quarter of 2017. This increase is primarily due to higher adjusted operating income between the periods, net of the resulting increase in income tax expense.

Operating income was $801 million in the first quarter of 2018 compared to $528 million in the first quarter of 2017, which represents an increase of $273 million. Excluding the adjustments to operating income reflected in the table on page 37, adjusted operating income for the first quarter of 2018 was $693 million, an increase of $165 million compared to the first quarter of 2017.

The $165 million increase in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income increased by $122 million primarily due to improved distillate margins and higher throughput volumes, partially offset by lower discounts on crude oils and higher cost of biofuel credits. This is more fully described on pages 43 and 44.

•
Ethanol segment. Ethanol segment operating income increased by $23 million primarily due to higher corn related co-product prices, partially offset by lower ethanol prices. This is more fully described on pages 44 and 45.

•
VLP segment. VLP segment operating income increased by $14 million primarily due to incremental revenues generated from transportation and terminaling activities provided to our refining segment associated with a terminal and a product pipeline system acquired in November 2017. This is more fully described on page 45.

•	Corporate and eliminations. Adjusted corporate and eliminations decreased by $6 million primarily due to a decrease in advertising expenses. This is more fully described on page 45.

Outlook
Below are several factors that have impacted or may impact our results of operations during the second quarter of 2018:

•	Gasoline margins are expected to improve as demand strengthens with the upcoming driving season. Distillate margins are expected to remain near current levels.

•	Medium and heavy sour crude oil discounts are expected to remain weaker than their five-year averages as supplies of sour crude oils available in the market remain suppressed.

•	Sweet crude oil discounts are expected to remain near current levels as export demand remains strong and increased supplies from the Permian Basin are delivered into U.S. Gulf Coast markets.

•	Ethanol margins are expected to remain near current levels.

•
On April 19, 2018, our Texas City Refinery experienced a fire in its alkylate fractionator, which is more fully discussed in Note 4 of Condensed Notes to Consolidated Financial Statements. Although we are in the preliminary stages of assessing the extent of damages, we do not believe that this incident will have a material adverse effect on our results of operations for the second quarter of 2018.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. In addition, these tables include financial measures that are not defined under U.S. GAAP and represent non-GAAP financial measures. These non-GAAP financial measures are reconciled to their most comparable U.S. GAAP financial measures and include adjusted net income attributable to Valero Energy Corporation stockholders, adjusted operating income, and refining and ethanol segment margin. In note (f) to these tables, we disclose the reasons why we believe our use of non-GAAP financial measures provides useful information.

Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2018
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$25,561	$877	$—	$1	$26,439
Intersegment revenues	4	46	132	(182)	—
Total revenues	25,565	923	132	(181)	26,439
Cost of sales:
Cost of materials and other (a)	23,188	749	—	(181)	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	997	111	29	(1)	1,136
Depreciation and amortization expense	448	18	19	—	485
Total cost of sales	24,633	878	48	(182)	25,377
Other operating expenses (c)	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below) (d)	—	—	—	238	238
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$922	$45	$84	$(250)	801
Other income, net					51
Interest and debt expense, net of capitalized interest					(121)
Income before income tax expense					731
Income tax expense (e)					149
Net income					582
Less: Net income attributable to noncontrolling interests (a)					113
Net income attributable to Valero Energy Corporation stockholders					$469
___________________
See note references on pages 41 and 42.

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2017
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$20,887	$885	$—	$—	$21,772
Intersegment revenues	—	60	106	(166)	—
Total revenues	20,887	945	106	(166)	21,772
Cost of sales:
Cost of materials and other	18,807	787	—	(166)	19,428
Operating expenses (excluding depreciation and amortization expense reflected below) (b)	991	109	24	—	1,124
Depreciation and amortization expense	449	27	12	—	488
Total cost of sales	20,247	923	36	(166)	21,040
General and administrative expenses (excluding depreciation and amortization expense reflected below) (b)	—	—	—	192	192
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$640	$22	$70	$(204)	528
Other income, net (b)					26
Interest and debt expense, net of capitalized interest					(121)
Income before income tax expense					433
Income tax expense					112
Net income					321
Less: Net income attributable to noncontrolling interests					16
Net income attributable to Valero Energy Corporation stockholders					$305
___________________
See note references on pages 41 and 42.

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31,
	2018	2017
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders (f)
Net income attributable to Valero Energy Corporation stockholders	$469	$305
Exclude:
Blender’s tax credit attributable to Valero Energy Corporation shareholders (a)	90	—
Income tax expense related to the blender’s tax credit	(11)	—
Blender’s tax credit attributable to Valero Energy Corporation stockholders, net of taxes	79	—
Environmental reserve adjustment (d)	(52)	—
Income tax benefit related to the environmental reserve adjustment	11	—
Environmental reserve adjustment, net of taxes	(41)	—
Total adjustments	38	—
Adjusted net income attributable to Valero Energy Corporation stockholders	$431	$305

	Three Months Ended March 31, 2018
	Refining	Ethanol	VLP	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (f)
Operating income by segment (see page 35)	$922	$45	$84	$(250)	$801
Exclude:
Blender’s tax credit (a)	170	—	—	—	170
Other operating expenses (c)	(10)	—	—	—	(10)
Environmental reserve adjustment (d)	—	—	—	(52)	(52)
Adjusted operating income	$762	$45	$84	$(198)	$693

There were no adjustments to operating income for the three months ended March 31, 2017. See operating income by segment for the three months ended March 31, 2017 on page 36.

________________
See note references on pages 41 and 42.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017	Change
Throughput volumes (thousand barrels per day (BPD))
Feedstocks:
Heavy sour crude oil	482	448	34
Medium/light sour crude oil	408	455	(47)
Sweet crude oil	1,344	1,245	99
Residuals	222	235	(13)
Other feedstocks	119	149	(30)
Total feedstocks	2,575	2,532	43
Blendstocks and other	356	306	50
Total throughput volumes	2,931	2,838	93

Yields (thousand BPD)
Gasolines and blendstocks	1,401	1,360	41
Distillates	1,109	1,090	19
Other products (g)	458	425	33
Total yields	2,968	2,875	93

Operating statistics (h)
Refining segment margin (f)	$2,207	$2,080	$127
Adjusted refining segment operating income (see page 37) (f)	$762	$640	$122
Throughput volumes (thousand BPD)	2,931	2,838	93

Refining segment margin per barrel of throughput	$8.36	$8.14	$0.22
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput (b)	3.78	3.87	(0.09)
Depreciation and amortization expense per barrel of throughput	1.69	1.76	(0.07)
Adjusted refining segment operating income per barrel of throughput	$2.89	$2.51	$0.38
___________________
See note references on pages 41 and 42.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2018	2017	Change
Operating statistics (h)
Ethanol segment margin (f)	$174	$158	$16
Ethanol segment operating income	$45	$22	$23
Production volumes (thousand gallons per day)	4,113	4,041	72

Ethanol segment margin per gallon of production	$0.47	$0.43	$0.04
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.30	0.30	—
Depreciation and amortization expense per gallon of production	0.05	0.07	(0.02)
Ethanol segment operating income per gallon of production	$0.12	$0.06	$0.06

VLP Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017	Change
Operating statistics (h)
Pipeline transportation revenue	$31	$23	$8
Terminaling revenue	99	83	16
Storage and other revenue	2	—	2
Total VLP revenues	$132	$106	$26

Pipeline transportation throughput (thousand BPD)	1,062	962	100
Pipeline transportation revenue per barrel of throughput	$0.33	$0.27	$0.06

Terminaling throughput (thousand BPD)	3,396	2,734	662
Terminaling revenue per barrel of throughput	$0.32	$0.34	$(0.02)
___________________
See note references on pages 41 and 42.

Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2018	2017	Change
Feedstocks (dollars per barrel)
Brent crude oil	$67.16	$54.65	$12.51
Brent less West Texas Intermediate (WTI) crude oil	4.29	2.82	1.47
Brent less Alaska North Slope (ANS) crude oil	0.20	0.82	(0.62)
Brent less Louisiana Light Sweet (LLS) crude oil	1.38	1.13	0.25
Brent less Argus Sour Crude Index (ASCI) crude oil	4.88	5.05	(0.17)
Brent less Maya crude oil	9.46	9.93	(0.47)
LLS crude oil	65.78	53.52	12.26
LLS less ASCI crude oil	3.50	3.92	(0.42)
LLS less Maya crude oil	8.08	8.80	(0.72)
WTI crude oil	62.87	51.83	11.04

Natural gas (dollars per million British Thermal Units)	3.19	2.95	0.24

Products (dollars per barrel, unless otherwise noted)
U.S. Gulf Coast:
CBOB gasoline less Brent	7.28	8.78	(1.50)
Ultra-low-sulfur diesel less Brent	13.78	11.12	2.66
Propylene less Brent	(6.82)	1.22	(8.04)
CBOB gasoline less LLS	8.66	9.91	(1.25)
Ultra-low-sulfur diesel less LLS	15.16	12.25	2.91
Propylene less LLS	(5.44)	2.35	(7.79)
U.S. Mid-Continent:
CBOB gasoline less WTI	13.47	12.71	0.76
Ultra-low-sulfur diesel less WTI	19.83	13.99	5.84
North Atlantic:
CBOB gasoline less Brent	8.88	8.68	0.20
Ultra-low-sulfur diesel less Brent	15.95	12.06	3.89
U.S. West Coast:
CARBOB 87 gasoline less ANS	13.27	16.77	(3.50)
CARB diesel less ANS	17.28	14.84	2.44
CARBOB 87 gasoline less WTI	17.36	18.77	(1.41)
CARB diesel less WTI	21.37	16.84	4.53
New York Harbor corn crush (dollars per gallon)	0.19	0.23	(0.04)

The following notes relate to references on pages 35 through 39.

(a)
Cost of materials and other for the three months ended March 31, 2018 includes a benefit of $170 million for the biodiesel blender’s tax credit attributable to volumes blended during 2017. The benefit was recognized during the three months ended March 31, 2018 because the legislation authorizing the credit was passed and signed into law in February 2018. The $170 million pre-tax benefit is included in the refining segment and includes $80 million attributable to noncontrolling interest and $90 million attributable to Valero Energy Corporation stockholders.

(b)
Effective January 1, 2018, we adopted the provisions of ASU No. 2017-07 which resulted in the reclassification of the non-service component of net periodic pension cost and net periodic postretirement benefit cost from operating expenses (excluding depreciation and amortization expense) and general and administrative expenses (excluding depreciation and amortization expense) to “other income, net.” These new provisions are required to be applied retrospectively. Accordingly, for the three months ended March 31, 2017 we reclassified the non-service component out of operating expenses (excluding depreciation and amortization expense) and general and administrative expenses (excluding depreciation and amortization expense) of $7 million and $2 million, respectively, and into “other income, net.”

(c)
Other operating expenses reflects expenses that are not associated with our cost of sales. Other operating expenses for the three months ended March 31, 2018 primarily includes repair costs incurred at certain of our refineries due to damage associated with inclement weather events in 2018 and Hurricane Harvey in 2017.

(d)
General and administrative expenses (excluding depreciation and amortization expense) for the three months ended March 31, 2018 includes a charge of $52 million for an environmental reserve adjustment associated with certain non-operating sites.

(e)
As a result of Tax Reform that was enacted on December 22, 2017, the U.S. statutory income tax rate was reduced from 35 percent to 21 percent. Therefore, earnings from our U.S. operations for the three months ended March 31, 2018 are now taxed at 21 percent, resulting in a lower effective tax rate compared to the three months ended March 31, 2017.

(f)	We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

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

Non-GAAP measures are as follows:

◦
Adjusted net income attributable to Valero Energy Corporation stockholders is defined as net income attributable to Valero Energy Corporation stockholders excluding the blender’s tax credit, the environmental reserve adjustment, and their related income tax effect. Because the blender’s tax credit is attributable to volumes blended during 2017 and is not related to 2018 activities (see note (a)), and the environmental reserve adjustment is attributable to sites that were shutdown by prior owners and subsequently acquired by us (referred to as non-operating sites) (see note (d)).

◦
Refining segment margin is defined as refining segment operating income excluding the 2017 blender’s tax credit received in 2018 (see note (a)), operating expenses (excluding depreciation and amortization expense), other operating expenses, and depreciation and amortization expense associated with our cost of sales, as reflected below.

◦
Ethanol segment margin is defined as ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense associated with our cost of sales, as reflected below.

	Three Months Ended March 31,
	2018		2017
	Refining	Ethanol	Refining	Ethanol
Reconciliation of operating income to segment margin
Operating income	$922	$45	$640	$22
Exclude:
Blender’s tax credit (a)	170	—	—	—
Operating expenses (excluding depreciation and amortization expense reflected below) (b)	(997)	(111)	(991)	(109)
Depreciation and amortization expense	(448)	(18)	(449)	(27)
Other operating expenses (c)	(10)	—	—	—
Segment margin	$2,207	$174	$2,080	$158

◦	Adjusted refining segment operating income is defined as refining segment operating income excluding the 2017 blender’s tax credit received in 2018 (see note (a)) and other operating expenses.

◦	Adjusted corporate and eliminations is defined as corporate and eliminations excluding environmental reserve adjustments associated with certain non-operating sites (see note (d)).

(g)	Other products primarily include petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(h)	Valero uses certain operating statistics (as noted below) to evaluate performance between comparable periods. Different companies may calculate them in different ways.

All per barrel of throughput and per gallon of production amounts are calculated by dividing the associated dollar amount by the throughput volumes, production volumes, pipeline transportation throughput volumes, or terminaling throughput volumes for the period, as applicable.

Throughput volumes, production volumes, pipeline transportation throughput volumes, and terminaling throughput volumes are calculated by multiplying throughput volumes per day, production volumes per day, pipeline transportation throughput volumes per day, and terminaling throughput volumes per day, respectively, by the number of days in the applicable period.

Total Company, Corporate, and Other
Revenues increased $4.7 billion in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increases in distillate prices associated with our refining segment. This improvement in revenues was partially offset by higher cost of sales and general and administrative expenses (excluding depreciation and amortization expense) between the periods, resulting in an increase in operating income of $273 million in the first quarter of 2018 compared to the first quarter of 2017.

Excluding the adjustments to operating income in the first quarter of 2018 reflected in the table on page 37, adjusted operating income was $693 million in the first quarter of 2018 compared to $528 million in the first quarter of 2017. Details regarding the $165 million increase in adjusted operating income between the periods are discussed by segment below.

Income tax expense increased $37 million in the first quarter of 2018 compared to the first quarter of 2017 primarily as a result of higher income before income tax expense, partially offset by a decrease in the effective tax rate. The effective tax rate was 20 percent for the first quarter of 2018 compared to 26 percent in the first quarter of 2017. The lower effective tax rate in the first quarter of 2018 is due to the reduction in the U.S. statutory income tax rate from 35 percent to 21 percent effective January 1, 2018 as a result of Tax Reform, which is more fully described in Note 8 of Condensed Notes to Consolidated Financial Statements.

Net income attributable to non-controlling interests increased by $97 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a benefit of $80 million for the blender’s tax credit as more fully described in note (a) to the accompanying tables.

Refining Segment Results
Refining segment revenues increased $4.7 billion primarily due to increases in distillate prices. This improvement in refining segment revenues was partially offset by higher cost of sales between the periods, resulting in an increase in refining segment operating income of $282 million in the first quarter of 2018 compared to the first quarter of 2017.

Excluding the adjustments to refining segment operating income reflected in the table on page 37, adjusted refining segment operating income in the first quarter of 2018 was $762 million, an increase of $122 million compared to the first quarter of 2017. This increase is primarily due to higher refining segment margins, as outlined below.

Refining segment margin, as defined in note (f) to the accompanying tables, increased $127 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the following:

•
Increase in distillate margins. We experienced improved distillate margins throughout all of our regions in the first quarter of 2018 compared to the first quarter of 2017. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ultra-low-sulfur diesel was $13.78 per barrel in the first quarter of 2018 compared to $11.12 per barrel in the first quarter of 2017, representing a favorable increase of $2.66 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ultra-low-sulfur diesel that was $19.83 per barrel in the first quarter of 2018 compared to $13.99 per barrel in the first quarter of 2017, representing a favorable increase of $5.84 per barrel. We estimate that the increase in distillate margins per barrel in the first quarter of 2018 compared to the first quarter of 2017 had a favorable impact to our refining segment margin of approximately $420 million.

•
Higher throughput volumes. Refining throughput volumes increased by 93,000 BPD in the first quarter of 2018. We estimate that the increase in refining throughput volumes had a positive impact on our refining segment margin of approximately $70 million.

•
Lower discounts on crude oils. The market prices for refined products generally track the price of Brent crude oil, which is a benchmark crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil. While we benefitted from processing crude oils in the first quarter of 2018, that benefit declined compared to the first quarter of 2017. For example, ASCI crude oil processed in our U.S. Gulf Coast region sold at a discount to Brent crude oil of $4.88 per barrel in the first quarter of 2018 compared to a discount of $5.05 per barrel in the first quarter of 2017, representing an unfavorable decrease of $0.17 per barrel. Another example is Maya crude oil, which sold at a discount to Brent crude oil of $9.46 per barrel in the first quarter of 2018 compared to a discount of $9.93 per barrel in the first quarter of 2017, representing an unfavorable decrease of $0.47 per barrel. We estimate that the reduction in the discounts for crude oils that we processed in the first quarter of 2018 had an unfavorable impact to our refining segment margin of approximately $268 million.

•
Higher costs of biofuel credits. As more fully described in Note 13 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) increased by $60 million to $206 million in the first quarter of 2018 compared to $146 million the first quarter of 2017.

•
Increase in charges from VLP. Charges from the VLP segment for transportation and terminaling services increased $26 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to additional services provided to the refining segment using a terminal and a product pipeline system acquired by VLP in November 2017. The increase in charges from the VLP segment is more fully discussed in the VLP segment analysis below.

Ethanol Segment Results
Ethanol segment revenues decreased $22 million and cost of materials and other decreased $38 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a decrease in ethanol sales volumes. The resulting $16 million increase in ethanol segment margin (as defined in note (f) to the accompanying tables), along with a decrease in depreciation and amortization expenses associated with our cost of sales between the periods, resulted in an increase in ethanol segment operating income of $23 million in the first quarter of 2018 compared to the first quarter of 2017. The components of this increase, along with the reasons for the changes in these components, are outlined below.

Ethanol segment margin increased $16 million in the first quarter of 2018 compared to the first quarter of 2017, as previously noted, primarily due to the following:

•
Higher co-product prices. An increase in export demand for corn related co-products, primarily distillers grains, had a favorable effect on the prices we received. We estimate that the increase for corn related co-product prices had a favorable impact to our ethanol segment margin of approximately $33 million.

•
Lower ethanol prices. Ethanol prices were lower in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a decrease in ethanol export demand. For example, the New York Harbor ethanol price was $1.52 per gallon in the first quarter of 2018 compared to $1.58 per gallon in the first quarter of 2017, representing an unfavorable decrease of $0.06 per gallon. We estimate that the decrease in the price of ethanol had an unfavorable impact to our ethanol segment margin of approximately $20 million.

Ethanol segment depreciation and amortization expense associated with our cost of sales decreased $9 million primarily due to the write-off of assets that were idled in 2017.

VLP Segment Results
VLP segment revenues increased $26 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to incremental revenues generated from transportation and terminaling activities provided to our refining segment associated with assets acquired by VLP in November 2017. This increase in VLP segment revenues was partially offset by increases in other components of cost of sales, resulting in an increase in VLP segment operating income of $14 million in the first quarter of 2018 compared to the first quarter of 2017. The components of this increase, along with the reasons for the changes in these components, are discussed below.

VLP segment revenues increased $26 million in the first quarter of 2018, as previously noted, primarily due to incremental transportation and terminaling revenues from the Port Arthur terminal and Parkway pipeline, which were acquired by VLP in November 2017. The incremental revenues generated by these assets had a favorable impact to VLP segment revenues of $22 million.

VLP segment operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense associated with our cost of sales increased $5 million and $7 million, respectively, primarily due to expenses associated with the Port Arthur terminal and the Parkway pipeline acquired by VLP in November 2017.

Corporate and Eliminations Results
Corporate and eliminations, which consists primarily of general and administrative expenses and related depreciation and amortization expense, increased by $46 million in the first quarter of 2018 compared to the first quarter of 2017. Excluding the environmental reserve adjustment of $52 million in the first quarter of 2018 reflected in the table on page 37, adjusted corporate and eliminations decreased by $6 million primarily due to lower advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

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

Our liquidity consisted of the following as of March 31, 2018 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$2,862
Canadian Revolver	53
Accounts receivable sales facility	1,200
Letter of credit facility	100
Total available borrowing capacity	4,215
Cash and temporary cash investments(a)	4,587
Total liquidity	$8,802
___________________________

(a)	Excludes $71 million of VLP cash and temporary cash investments that is available for VLP’s use only.

Cash Flows Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in):
Operating activities	$138	$988
Investing activities	(752)	(714)
Financing activities	(573)	(652)
Effect of foreign exchange rate changes on cash	(5)	25
Net decrease in cash and temporary cash investments	$(1,192)	$(353)

Cash Flows for the Three Months Ended March 31, 2018
Our operations generated $138 million of cash in the first three months of 2018, driven primarily by net income of $582 million, noncash charges to income of $500 million, partially offset by a negative change in working capital of $1.1 billion. Noncash charges included $498 million of depreciation and amortization expense and $2 million of deferred income tax expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further detailed in Note 11 of Condensed Notes to Consolidated Financial Statements. The use of cash resulting from the $1.1 billion change in working capital was mainly due to:

•	a decrease in accounts payable, partially offset by a decrease in receivables, primarily as a result of the timing of payments of invoices and collections of receivables, respectively;

•
a decrease in income taxes payable resulting from the January 2018 payment of our fourth quarter 2017 estimated taxes that were previously deferred, as allowed by tax relief authorization from the IRS;

•	a decrease in accrued expenses mainly due to the payment of our annual incentive compensation related to 2017;

•	a decrease in taxes other than income taxes payable mainly due to the payment of excise and ad valorem taxes; and

•	an increase in inventory, mainly due to an increase in commodity prices.

The $138 million of cash generated by our operations, along with (i) $498 million in proceeds from the issuance of VLP’s 4.5 percent Senior Notes (that are available only to the operations of VLP, as discussed in Note 3 of Condensed Notes to Consolidated Financial Statements) and (ii) $1.2 billion from available cash on hand, were used mainly to:

•	fund $631 million in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	acquire undivided interests in pipeline and terminal assets for $85 million;

•	make payments on debt and capital lease obligations of $415 million, of which $410 million related to the VLP Revolver;

•	purchase common stock for treasury of $320 million; and

•	pay common stock dividends of $345 million.

Cash Flows for the Three Months Ended March 31, 2017
Our operations generated $988 million of cash in the first three months of 2017, driven primarily by net income of $321 million, noncash charges to income of $496 million, and a positive change in working capital of $151 million. Noncash charges primarily included $500 million of depreciation and amortization expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further detailed in Note 11 of Condensed Notes to Consolidated Financial Statements. The source of cash resulting from the $151 million change in working capital was mainly due to:

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

Summary of Credit Facilities
Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 3 of Condensed Notes to Consolidated Financial Statements.
Capital Resources
Capital Investments
Our anticipated capital investments for 2018 have not changed from the amounts previously disclosed in our Form 10-K for the year ended December 31, 2017 as we expect to incur approximately $2.7 billion for capital investments, including capital expenditures, turnaround and catalyst costs, and investments in joint ventures. This consists of approximately $1.7 billion for stay-in-business capital and $1.0 billion for growth strategies. This capital investment estimate excludes potential strategic acquisitions, including acquisitions of undivided interests. We continuously evaluate our capital budget and make changes as conditions warrant.

We consolidate the financial statements of VIEs if we are the primary beneficiary of their operations, even though we may have no ownership interest in them. Because we consolidate the financial statements of these entities, our financial statements reflect the capital expenditures they make. Our statements of cash flows separately reflect the capital expenditures made by these entities (along with an offset of these amounts included in contributions from noncontrolling interests within financing activities) and these expenditures are not included in our $2.7 billion estimate of capital investments for 2018. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of our VIEs.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock (the 2018 program) with no expiration date. This authorization was in addition to the remaining amount available under a $2.5 billion program authorized on September 21, 2016 (the 2016 program). As of March 31, 2018, we had approximately $3.5 billion of authorization remaining available under our programs. We have no obligation to make purchases under these programs.

Pension Plan Funding
Our anticipated contributions to our pension and other postretirement benefit plans during 2018 have not changed from amounts previously disclosed in our Form 10-K for the year ended December 31, 2017. We plan to contribute approximately $131 million to our pension plans, including discretionary contributions of $100 million, and $19 million to our other postretirement benefit plans during 2018.

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

We continue to evaluate both provisional and incomplete estimates due to Tax Reform related to our 2017 tax provision. As discussed in Note 8 of Condensed Notes to Consolidated Financial Statements, there have been no updates to these amounts as of March 31, 2018.

Cash Held by Our International Subsidiaries
In conjunction with our implementation of the provisions under Tax Reform, which was enacted on December 22, 2017 and described in Note 8 of Condensed Notes to Consolidated Financial Statements, we recorded a liability in 2017 for the estimated U.S. federal tax due on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries not previously distributed to us, and we will pay this liability over the eight-year period permitted by the provisions under Tax Reform. Because of the deemed repatriation of these accumulated earnings and profits, there are no longer any U.S. federal income tax consequences associated with the repatriation of any of the $2.8 billion of cash and temporary cash investments held by our international subsidiaries as of March 31, 2018. However, certain countries in which our international subsidiaries are organized impose withholding taxes on cash distributed outside of those countries. We have accrued for withholding taxes on the portion of the cash held by one of our international subsidiaries that we have deemed not to be permanently reinvested in our operations in that country.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, our contractual obligations included debt, capital lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In March 2018, VLP issued in a public offering $500 million aggregate principal amount of its 4.5 percent Senior Notes due March 15, 2028 and made a debt repayment of $410 million related to the VLP Revolver. See Note 3 of Condensed Notes to Consolidated Financial Statements for further description of these activities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the three months ended March 31, 2018.
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2018, there were no significant changes to our critical accounting policies since the date our annual report on Form 10‑K for the year ended December 31, 2017 was filed.

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

The following sensitivity analysis includes all positions at the end of the reporting period with which we have market risk (in millions):

	Derivative Instruments Held For
	Non-Trading Purposes	Trading Purposes
March 31, 2018:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(27)	$2
10% decrease in underlying commodity prices	27	(1)

December 31, 2017:
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	(47)	4
10% decrease in underlying commodity prices	47	(2)

See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2018.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of biofuel credits and GHG emission credits needed to comply with various governmental and regulatory programs. To manage these risks, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of March 31, 2018, there was an immaterial amount of gain or loss in the fair value of derivative instruments that would result from a 10 percent increase or decrease in the underlying price of the contracts. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	March 31, 2018
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$750	$850	$—	$—	$6,724	$8,324	$9,381
Average interest rate	—%	9.4%	6.1%	—%	—%	5.5%	5.9%
Floating rate (b)	$104	$5	$6	$5	$6	$20	$146	$146
Average interest rate	2.4%	4.1%	4.1%	4.1%	4.1%	4.1%	2.9%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$750	$850	$—	$—	$6,224	$7,824	$9,236
Average interest rate	—%	9.4%	6.1%	—%	—%	5.6%	6.0%
Floating rate (b)	$106	$6	$416	$6	$6	$19	$559	$559
Average interest rate	2.1%	3.8%	2.9%	3.8%	3.8%	3.8%	2.8%
________________________

(a)	Excludes unamortized discounts and debt issuance costs.

(b)
As of March 31, 2018 and December 31, 2017, we had an interest rate swap associated with $46 million and $49 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of March 31, 2018, we had commitments to purchase $479 million of U.S. dollars. Our market risk was minimal on these contracts, as substantially all of them matured on or before April 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We continue the implementation process to prepare for the adoption of Topic 842, which we discuss in Note 1 of Condensed Notes to Consolidated Financial Statements. We expect that there will be changes affecting our internal control over financial reporting in conjunction with adopting this standard. The most significant changes we expect relate to the implementation of a lease evaluation system and a lease accounting system, including the integration of our lease accounting system with our general ledger and modifications to the related procurement and payment processes.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2017.

Litigation
We incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 4 of Condensed Notes to Consolidated Financial Statements under the caption “Environmental Matters” and “Litigation Matters.”

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

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). In our Form 10-K for the year ended December 31, 2017, we reported that we had multiple Notices of Violations (NOVs) issued by the SCAQMD. These NOVs are for alleged reporting violations and excess emissions at our Wilmington Refinery. We recently entered into a Settlement Agreement with the SCAQMD to resolve various NOVs, and we continue to work with the SCAQMD to resolve the remaining NOVs.

People of the State of Illinois, ex rel. v. The Premcor Refining Group Inc., et al., Third Judicial Circuit Court, Madison County (Case No. 03-CH-00459, filed May 29, 2003) (Hartford Refinery and terminal). In our Form 10-K for the year ended December 31, 2017, we reported that the Illinois EPA had filed suit against The Premcor Refining Group Inc. alleging violations of air and waste regulations at Premcor’s Hartford, Illinois terminal and closed refinery. We recently entered into a Partial Consent Order resolving various air and permitting violations. Our litigation with other potentially responsible parties (PRPs) and the Illinois EPA continues. We continue to assert our various defenses, limitations and potential rights for contribution from the other PRPs.

Texas Commission on Environmental Quality (TCEQ) and Harris County Pollution Control Services Department (HCPCS) (Houston Terminal). VLP received a Notice of Enforcement (NOE) from the TCEQ on March 16, 2018, alleging excess emissions from Tank 003 that occurred during Hurricane Harvey. On March 19, 2018, the HCPCS also issued a Violation Notice (VN) alleging, among other things, unauthorized emissions from Tank 003 during Hurricane Harvey. VLP believes the NOE and VN may result in penalties in excess of $100,000. VLP is working with the TCEQ and the HCPCS to resolve these matters.

ITEM 1A.	RISK FACTORS

There have been no changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2018	1,227,185	$93.91	684,249	542,936	$3.7 billion
February 2018	2,260,031	$90.74	549	2,259,482	$3.5 billion
March 2018	1,576	$93.14	1,576	—	$3.5 billion
Total	3,488,792	$91.86	686,374	2,802,418	$3.5 billion
___________________

(a)
The shares reported in this column represent purchases settled in the first quarter of 2018 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock, with no expiration date, which was in addition to the remaining amount available under a $2.5 billion program authorized on September 21, 2016. As of March 31, 2018, the approximate dollar value of shares that may yet be purchased under the 2016 program is $965 million and no purchases have been made under the 2018 program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101	Interactive Data Files
___________________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY CORPORATION (Registrant)
By:	/s/ Donna M. Titzman
Donna M. Titzman
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Date: May 7, 2018