Form 10-Q
period 2019-03-31
VALERO ENERGY CORP/TX
filed 2019-05-07
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	VLO	New York Stock Exchange
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 30, 2019 was 417,241,451.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,777	$2,982
Receivables, net	8,289	7,345
Inventories	6,554	6,532
Prepaid expenses and other	860	816
Total current assets	18,480	17,675
Property, plant, and equipment, at cost	42,388	42,473
Accumulated depreciation	(13,980)	(13,625)
Property, plant, and equipment, net	28,408	28,848
Deferred charges and other assets, net	5,207	3,632
Total assets	$52,095	$50,155
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,110	$238
Accounts payable	10,005	8,594
Accrued expenses	772	630
Taxes other than income taxes payable	961	1,213
Income taxes payable	65	49
Total current liabilities	12,913	10,724
Debt and finance lease obligations, less current portion	9,006	8,871
Deferred income tax liabilities	4,867	4,962
Other long-term liabilities	3,530	2,867
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,802	7,048
Treasury stock, at cost; 256,273,720 and 255,905,051 common shares	(14,958)	(14,925)
Retained earnings	30,810	31,044
Accumulated other comprehensive loss	(1,352)	(1,507)
Total Valero Energy Corporation stockholders’ equity	21,309	21,667
Noncontrolling interests	470	1,064
Total equity	21,779	22,731
Total liabilities and equity	$52,095	$50,155
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues (a)	$24,263	$26,439
Cost of sales:
Cost of materials and other	21,978	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	1,215	1,136
Depreciation and amortization expense	537	485
Total cost of sales	23,730	25,377
Other operating expenses	2	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	209	238
Depreciation and amortization expense	14	13
Operating income	308	801
Other income, net	22	51
Interest and debt expense, net of capitalized interest	(112)	(121)
Income before income tax expense	218	731
Income tax expense	51	149
Net income	167	582
Less: Net income attributable to noncontrolling interests	26	113
Net income attributable to Valero Energy Corporation stockholders	$141	$469

Earnings per common share	$0.34	$1.09
Weighted-average common shares outstanding (in millions)	416	431

Earnings per common share – assuming dilution	$0.34	$1.09
Weighted-average common shares outstanding – assuming dilution (in millions)	418	432
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,330	$1,464

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$167	$582
Other comprehensive income:
Foreign currency translation adjustment	155	45
Net gain on pension and other postretirement benefits	3	8
Other comprehensive income before income tax expense	158	53
Income tax expense related to items of other comprehensive income	1	2
Other comprehensive income	157	51
Comprehensive income	324	633
Less: Comprehensive income attributable to noncontrolling interests	28	116
Comprehensive income attributable to Valero Energy Corporation stockholders	$296	$517

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2018	$7	$7,048	$(14,925)	$31,044	$(1,507)	$21,667	$1,064	$22,731
Net income	—	—	—	141	—	141	26	167
Dividends on common stock ($0.90 per share)	—	—	—	(375)	—	(375)	—	(375)
Stock-based compensation expense	—	10	—	—	—	10	—	10
Transactions in connection with stock-based compensation plans	—	(2)	1	—	—	(1)	—	(1)
Stock purchases under purchase program	—	—	(34)	—	—	(34)	—	(34)
Acquisition of Valero Energy Partners LP publicly held common units	—	(328)	—	—	—	(328)	(622)	(950)
Other	—	74	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	155	155	2	157
Balance as of March 31, 2019	$7	$6,802	$(14,958)	$30,810	$(1,352)	$21,309	$470	$21,779

Balance as of December 31, 2017	$7	$7,039	$(13,315)	$29,200	$(940)	$21,991	$909	$22,900
Reclassification of stranded income tax effects of Tax Reform	—	—	—	91	(91)	—	—	—
Net income	—	—	—	469	—	469	113	582
Dividends on common stock ($0.80 per share)	—	—	—	(345)	—	(345)	—	(345)
Stock-based compensation expense	—	14	—	—	—	14	—	14
Transactions in connection with stock-based compensation plans	—	(24)	(17)	—	—	(41)	—	(41)
Stock purchases under purchase program	—	—	(256)	—	—	(256)	—	(256)
Contribution from noncontrolling interests	—	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Other	—	(3)	—	—	—	(3)	4	1
Other comprehensive income	—	—	—	—	48	48	3	51
Balance as of March 31, 2018	$7	$7,026	$(13,588)	$29,415	$(983)	$21,877	$1,048	$22,925

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$167	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	551	498
Deferred income tax expense (benefit)	(22)	2
Changes in current assets and current liabilities	130	(1,026)
Changes in deferred charges and credits and other operating activities, net	51	82
Net cash provided by operating activities	877	138
Cash flows from investing activities:
Capital expenditures	(444)	(356)
Deferred turnaround and catalyst costs	(219)	(220)
Investments in joint ventures	(63)	(55)
Capital expenditures of certain variable interest entities (VIEs)	(19)	(28)
Acquisitions of undivided interests	(1)	(85)
Other investing activities, net	(1)	(8)
Net cash used in investing activities	(747)	(752)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding borrowings of certain VIEs)	1,892	498
Proceeds from borrowings of certain VIEs	23	—
Repayments of debt and finance lease obligations	(907)	(415)
Purchases of common stock for treasury	(36)	(320)
Common stock dividends	(375)	(345)
Acquisition of Valero Energy Partners LP publicly held common units	(950)	—
Contributions from noncontrolling interests	—	32
Distributions to noncontrolling interests	—	(11)
Other financing activities, net	(25)	(12)
Net cash used in financing activities	(378)	(573)
Effect of foreign exchange rate changes on cash	43	(5)
Net decrease in cash and cash equivalents	(205)	(1,192)
Cash and cash equivalents at beginning of period	2,982	5,850
Cash and cash equivalents at end of period	$2,777	$4,658

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet as of December 31, 2018 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

Reclassifications
Effective January 1, 2019, we revised our reportable segments to reflect a new reportable segment — renewable diesel. The renewable diesel segment includes the operations of Diamond Green Diesel Holdings LLC (DGD), our consolidated joint venture as discussed in Note 8, which were transferred from the refining segment. Also effective January 1, 2019, we no longer have a VLP segment, and we now include the operations of Valero Energy Partners LP and its consolidated subsidiaries (VLP) in our refining segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation. See Note 2 regarding our merger with VLP, which occurred on January 10, 2019, and Note 11 for segment information.

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

Leases
Background
We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, “Leases,” (Topic 842) on January 1, 2019, as described below in “Accounting Pronouncements Adopted on January 1, 2019.” Accordingly, our lease accounting policy has been revised to reflect the adoption of this standard.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revised Policy
We evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we recognize a right-of-use (ROU) asset and lease liability at the commencement date of the lease based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit rate when readily determinable, or if not, our incremental borrowing rate for a term similar to the duration of the lease based on information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.

We recognize ROU assets and lease liabilities for leasing arrangements with terms greater than one year. Except for the marine transportation asset class, we account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Our marine transportation contracts include non-lease components such as maintenance and crew costs. We allocate the consideration in these contracts based on pricing information provided by the third-party broker.

Expense for an operating lease is recognized as a single lease cost on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the leased asset’s function. Amortization expense of a finance lease ROU asset is recognized on a straight-line basis over the lease term and reflected in “depreciation and amortization expense,” and interest expense is incurred based on the carrying value of the lease liability and reflected in “interest and debt expense, net of capitalized interest.”

Accounting Pronouncements Adopted on January 1, 2019
Topic 842
As previously noted, we adopted the provisions of Topic 842 on January 1, 2019. Topic 842 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 supersedes previous lease accounting requirements under FASB ASC Topic 840, “Leases,” (Topic 840). We adopted Topic 842 using the optional transition method that permits us to apply the new disclosure requirements beginning in 2019 and continue to present comparative period information as required under Topic 840; however, we did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption.

In addition, we elected the transition practical expedient package that permits us to not reassess our prior conclusions about lease identification, lease classification, and initial direct costs under the new standard, as well as the practical expedient that permits us to not assess existing land easements under the new standard. See “Leases” above for a discussion of our accounting policy affected by our adoption of Topic 842. Also see Note 4 for information on our leases.

In preparation for the adoption of Topic 842, we enhanced our contracting and lease evaluation systems and related processes, and we developed a new lease accounting system to capture our leases and support the required disclosures. We integrated our lease accounting system with our general ledger and modified our related procurement and payment processes.

Adoption of this standard resulted in (i) the recognition of ROU assets and lease liabilities for our operating leases of $1.3 billion, (ii) the derecognition of existing assets under construction of $539 million related to a build-to-suit lease arrangement with respect to the MVP Terminal (see Note 6 under “Commitments—MVP

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Terminal”), and (iii) the presentation of new disclosures about our leasing activities beginning in the first quarter of 2019. Adoption of this standard did not impact our results of operations or liquidity, and our accounting for finance leases is substantially unchanged.
Other
In addition to the adoption of Topic 842 discussed above, we adopted the following Accounting Standards Update (ASU) during the three months ended March 31, 2019. Our adoption of this ASU did not affect our financial statements or related disclosures.

ASU		Adoption Date	Basis of Adoption
2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019	Cumulative effect

Accounting Pronouncements Not Yet Adopted
The following ASUs have not yet been adopted and are not expected to have a material impact on our financial statements or related disclosures.

ASU		Expected Adoption Date	Basis of Adoption
2016-13	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020	Cumulative effect
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020	Cumulative effect

2.	MERGER WITH VLP

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

Prior to the completion of the Merger Transaction, we consolidated the financial statements of VLP (see Note 8) and reflected noncontrolling interests on our balance sheet for the portion of VLP’s partners’ capital held by VLP’s public common unitholders. Upon completion of the Merger Transaction, VLP became our indirect wholly owned subsidiary and, as a result, we no longer reflect noncontrolling interests on our balance sheet with respect to VLP. In addition, we no longer attribute a portion of VLP’s net income to noncontrolling interests. Because we had a controlling financial interest in VLP before the Merger Transaction and retained our controlling financial interest in VLP after the Merger Transaction, the change in our ownership interest in VLP as a result of the merger was accounted for as an equity transaction. Accordingly, we did not recognize a gain or loss on the Merger Transaction.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Refinery feedstocks	$2,338	$2,265
Refined petroleum products and blendstocks	3,572	3,653
Ethanol feedstocks and products	328	298
Renewable diesel feedstocks and products	50	52
Materials and supplies	266	264
Inventories	$6,554	$6,532

As of March 31, 2019 and December 31, 2018, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $3.5 billion and $1.5 billion, respectively. Our non-LIFO inventories accounted for $1.1 billion of our total inventories as of March 31, 2019 and December 31, 2018.

4.	LEASES

General
We have entered into long-term leasing arrangements for the right to use various classes of underlying assets as follows:

•	Pipelines, Terminals, and Tanks includes facilities and equipment used in the storage, transportation, production, and sale of refinery feedstock, refined petroleum product, and corn inventories;

•	Marine Transportation includes time charters for ocean-going tankers and coastal vessels;

•	Rail Transportation includes railcars and related storage facilities;

•	Feedstock Processing Equipment includes machinery, equipment, and various facilities used in our refining, ethanol, and renewable diesel operations;

•	Energy and Gases includes facilities and equipment related to industrial gases and power used in our operations; and

•	Real Estate includes land and rights-of-way associated with our refineries and pipelines, as well as office facilities.

In addition to fixed lease payments, some arrangements contain provisions for variable lease payments. Certain leases for pipelines, terminals, and tanks provide for variable lease payments based on, among other things, throughput volumes in excess of a base amount. Certain marine transportation leases contain provisions for payments that are contingent on usage. Additionally, if the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered variable lease payments. In all instances, variable lease payments are recognized in the period in which the obligation for those payments is incurred.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Costs and Other Supplemental Information
In accordance with Topic 842, our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost by class of underlying asset was as follows for the three months ended March 31, 2019 (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Total
		Marine	Rail
Finance lease cost:
Amortization of ROU assets	$8	$—	$—	$1	$1	$—	$10
Interest on lease liabilities	10	—	—	—	1	—	11
Operating lease cost	47	34	11	7	2	4	105
Variable lease cost	18	10	—	—	—	—	28
Short-term lease cost	3	14	—	6	—	—	23
Sublease income	—	(1)	—	—	—	(1)	(2)
Total lease cost	$86	$57	$11	$14	$4	$3	$175

In accordance with Topic 840, “rental expense, net of sublease rental income” was as follows for the three months ended March 31, 2018 (in millions):

Minimum rental expense	$129
Contingent rental expense	6
Total rental expense	135
Less sublease rental income	10
Rental expense, net of sublease rental income	$125

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information related to our operating and finance leases as of March 31, 2019 (in millions, except for lease terms and discount rates):

	March 31, 2019
	Operating Leases	Finance Leases
Supplemental balance sheet information:
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$597
Deferred charges and other assets, net	1,303	—
Total ROU assets, net	$1,303	$597

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$25
Accrued expenses	304	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	581
Other long-term liabilities	956	—
Total lease liabilities	$1,260	$606

Other supplemental information:
Weighted-average remaining lease term	8.3 years	23.3 years
Weighted-average discount rate	5.1%	5.5%

Supplemental cash flow information related to our operating and finance leases is presented in Note 12.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity Analysis
The remaining minimum lease payments due under our long-term leases were as follows (in millions):

	March 31, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Capital Leases
2019 (a)	$273	$51	$359	$69
2020	267	65	245	65
2021	191	63	178	62
2022	157	64	146	64
2023	131	65	123	65
Thereafter	576	939	514	957
Total undiscounted lease payments	1,595	1,247	$1,565	1,282
Less amount associated with discounting	335	641		676
Total lease liabilities	$1,260	$606		$606
____________________

(a)	The amounts as of March 31, 2019 are for the remaining nine months of 2019.

Future Lease Commencement
As described and defined in Note 6, we have a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in late 2019. We expect to recognize an ROU asset and lease liability of approximately $1.1 billion in 2020 in connection with this agreement.

5.	DEBT

Public Debt
During the three months ended March 31, 2019, the following activity occurred:

•
We issued $1 billion of 4.00 percent Senior Notes due April 1, 2029. Proceeds from this debt issuance totaled $992 million before deducting the underwriting discount and other debt issuance costs. In April 2019, the proceeds were used to redeem our 6.125 percent Senior Notes due February 1, 2020 (6.125 percent Senior Notes) for $871 million, or 102.48 percent of stated value, which includes an early redemption fee of $21 million that will be reflected in “other income, net” in our statements of income for the three and six months ended June 30, 2019.

•
In connection with the completion of the Merger Transaction as described in Note 2, Valero entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of any amount owed to the holders of VLP’s 4.375 percent Senior Notes due December 15, 2026 and 4.5 percent Senior Notes due March 15, 2028. See Note 15 for condensed consolidating financial statements.

During the three months ended March 31, 2018, VLP issued $500 million of 4.5 percent Senior Notes due March 15, 2028. Proceeds from this debt issuance totaled $498 million before deducting the underwriting discount and other debt issuance costs. The proceeds were available only to the operations of VLP and were

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

used to repay the outstanding balance of $410 million on the VLP Revolver (defined below) and $85 million of its notes payable to us, which were eliminated in consolidation.

Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2019
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (b)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$55		$3,945
Canadian Revolver	C$	150	November 2019	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2019		$100	n/a			$1,200
Letter of credit facility		$100	November 2019	n/a			$—		$100
Committed facilities of VIE (a):
IEnova Revolver		$340	February 2028		$132	n/a			$208
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$408	n/a

____________

(a)	Creditors of our VIE do not have recourse against us.

(b)	Letters of credit issued as of March 31, 2019 expire at various times in 2019 through 2020.

Valero Revolver
In March 2019, we amended our revolving credit facility (the Valero Revolver) to increase the borrowing capacity from $3 billion to $4 billion and to extend the maturity date from November 2020 to March 2024. The Valero Revolver also provides for the issuance of letters of credit of up to $2.4 billion.

VLP Revolver
As of December 31, 2018, VLP had a $750 million senior unsecured revolving credit facility (the VLP Revolver) with a group of lenders that was scheduled to mature in November 2020. However, on January 10, 2019, in connection with the completion of the Merger Transaction as described in Note 2, the VLP Revolver was terminated.

Accounts Receivable Sales Facility
During the three months ended March 31, 2019, we sold and repaid $900 million of eligible receivables under our accounts receivable sales facility. As of March 31, 2019 and December 31, 2018, the variable interest rate on the accounts receivable sales facility was 3.1774 percent and 3.0618 percent, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IEnova Revolver
During the three months ended March 31, 2019, Central Mexico Terminals (as described in Note 8) borrowed $23 million and had no repayments under a combined $340 million unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 8). As of March 31, 2019 and December 31, 2018, the variable interest rate was 6.447 percent and 6.046 percent, respectively.
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised of the following (in millions):

	Three Months Ended March 31,
	2019	2018
Interest and debt expense	$136	$139
Less capitalized interest	24	18
Interest and debt expense, net of capitalized interest	$112	$121

6.	COMMITMENTS AND CONTINGENCIES

Commitments
MVP Terminal
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), a Delaware limited liability company formed in September 2017 with a subsidiary of Magellan Midstream Partners LP (Magellan), to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. Construction of phases one and two of the project began in 2017 with a total estimated cost of approximately $840 million, of which we have committed to contribute 50 percent (approximately $420 million). The project could expand up to four phases with a total project cost of approximately $1.4 billion if warranted by additional demand and agreed to by Magellan and us. Since inception, we have contributed $303 million to MVP, of which $56 million was contributed during the three months ended March 31, 2019.

Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in late 2019. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

Prior to our adoption of Topic 842 as described in Note 1, we were considered the accounting owner of the MVP Terminal during the construction period due to our membership interest in MVP and because we determined that the terminaling agreement was a capital lease. Accordingly, as of December 31, 2018, we had recorded an asset of $539 million in property, plant, and equipment representing 100 percent of the construction costs incurred by MVP, as well as capitalized interest incurred by us, and a long-term liability of $292 million payable to Magellan. The amounts recorded for the portion of the construction costs associated with the payable to Magellan were noncash investing and financing items, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2019, as a result of our adoption of Topic 842, we derecognized the asset and liability related to MVP discussed above and recorded our equity investment in MVP of $247 million, which is included in “deferred charges and other assets, net.” The amounts derecognized are noncash investing and financing items, respectively. As of March 31, 2019, our equity investment in MVP was $303 million.

Central Texas Pipeline
We have committed to a 40 percent undivided interest in a project with a subsidiary of Magellan to jointly build an estimated 130-mile, 20-inch refined petroleum products pipeline with a capacity of up to 150,000 barrels per day from Houston to Hearne, Texas. The pipeline is expected to be completed in the third quarter of 2019. The estimated cost of our 40 percent undivided interest in this pipeline is $170 million. Since inception, expenditures have totaled $81 million, of which $1 million was spent during the three months ended March 31, 2019.

7.	EQUITY

Share Activity
There was no significant share activity during the three months ended March 31, 2019 and 2018.

Common Stock Dividends
On April 30, 2019, our board of directors declared a quarterly cash dividend of $0.90 per common share payable on June 4, 2019 to holders of record at the close of business on May 15, 2019.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2019			2018
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of beginning of period	$(1,022)	$(485)	$(1,507)	$(507)	$(433)	$(940)
Other comprehensive income before reclassifications	153	—	153	42	—	42
Amounts reclassified from accumulated other comprehensive loss	—	2	2	—	6	6
Other comprehensive income	153	2	155	42	6	48
Reclassification of stranded income tax effects of Tax Reform to retained earnings	—	—	—	—	(91)	(91)
Balance as of end of period	$(869)	$(483)	$(1,352)	$(465)	$(518)	$(983)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2019, our significant consolidated VIEs included:

•
DGD, a joint venture with a subsidiary of Darling Ingredients Inc., which owns and operates a biodiesel plant that processes animal fats, used cooking oils, and other vegetable oils into renewable green diesel; and

•
Central Mexico Terminals, which is a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), a Mexican company and subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

	March 31, 2019
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$85	$2	$20	$107
Other current assets	137	21	68	226
Property, plant, and equipment, net	584	140	111	835
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$35	$157	$67	$259
Debt and finance lease obligations, less current portion	1	—	34	35
Other long-term liabilities	1	38	6	45

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	VLP (a)	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$152	$65	$—	$18	$235
Other current assets	2	112	20	64	198
Property, plant, and equipment, net	1,409	576	156	113	2,254
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$27	$28	$118	$9	$182
Debt and finance lease obligations, less current portion	990	—	—	34	1,024
Other long-term liabilities	1	—	3	1	5

____________________

(a)
Prior to the completion of the Merger Transaction with VLP on January 10, 2019 as discussed in Note 2, VLP was a publicly traded master limited partnership that we had determined was a VIE. VLP was formed by us to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of December 31, 2018, we owned a 66.2 percent limited partner interest and a 2.0 percent general partner interest in VLP, and public unitholders owned a 31.8 percent limited partner interest. Upon completion of the Merger Transaction, VLP became our indirect wholly owned subsidiary and, as a result, was no longer a VIE.

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are primarily accounted for as equity investments. One of our non-consolidated VIEs is MVP, which is described in Note 6. As of March 31, 2019, our maximum exposure to loss was $303 million, which represents our equity investment in MVP. We have not provided any financial support to MVP other than amounts previously required by our membership interest.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
Three months ended March 31:
Service cost	$30	$34	$1	$1
Interest cost	24	23	3	2
Expected return on plan assets	(42)	(41)	—	—
Amortization of:
Net actuarial (gain) loss	10	16	(1)	—
Prior service credit	(4)	(5)	(2)	(3)
Special charges	—	2	1	—
Net periodic benefit cost	$18	$29	$2	$—

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net” in the statements of income.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, we plan to contribute approximately $35 million to our pension plans and $21 million to our other postretirement benefit plans during 2019. During the three months ended March 31, 2019 and 2018, we contributed $14 million and $8 million, respectively, to our pension plans and $4 million and $4 million, respectively, to our other postretirement benefit plans.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Earnings per common share:
Net income attributable to Valero stockholders	$141	$469
Less income allocated to participating securities	1	1
Net income available to common stockholders	$140	$468

Weighted-average common shares outstanding	416	431

Earnings per common share	$0.34	$1.09

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$141	$469

Weighted-average common shares outstanding	416	431
Effect of dilutive securities	2	1
Weighted-average common shares outstanding – assuming dilution	418	432

Earnings per common share – assuming dilution	$0.34	$1.09

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables from Contracts with Customers
Our receivables from contracts with customers are included in “receivables, net” and totaled $5.3 billion and $4.7 billion as of March 31, 2019 and December 31, 2018, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2019, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

Segment Information
Effective January 1, 2019, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, we created a new reportable segment — renewable diesel — because of the growing importance of renewable fuels in the market and the growth of our investments in renewable fuels production. The renewable diesel segment includes the operations of DGD, which were transferred from the refining segment on January 1, 2019. Also effective January 1, 2019, we no longer have a VLP segment, and we include the operations of VLP in our refining segment. This change was made because of the Merger Transaction with VLP, as described in Note 2, and the resulting change in how we manage VLP’s operations. We no longer manage VLP as a business but as logistics assets that support the operations of our refining segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

We have three reportable segments – refining, ethanol, and renewable diesel. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

•
The refining segment includes the operations of our 15 petroleum refineries, the associated marketing activities, and logistics assets that support our refining operations. The principal products manufactured by our refineries and sold by this segment include gasolines and blendstocks, distillates, and other products.

•
The ethanol segment includes the operations of our 14 ethanol plants, the associated marketing activities, and logistics assets that support our ethanol operations. The principal products manufactured by our ethanol plants are ethanol and distillers grains. This segment sells some ethanol to the refining segment for blending into gasoline, which is sold to that segment’s customers as a finished gasoline product.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The renewable diesel segment includes the operations of DGD, our consolidated joint venture as discussed in Note 8. The principal product manufactured by DGD and sold by this segment is renewable diesel. This segment sells some renewable diesel to the refining segment, which is then sold to that segment’s customers.

Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income by reportable segment (in millions):

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Three months ended March 31, 2019:
Revenues:
Revenues from external customers	$23,218	$793	$252	$—	$24,263
Intersegment revenues	2	52	51	(105)	—
Total revenues	23,220	845	303	(105)	24,263
Cost of sales:
Cost of materials and other	21,165	694	224	(105)	21,978
Operating expenses (excluding depreciation and amortization expense reflected below)	1,071	125	19	—	1,215
Depreciation and amortization expense	503	23	11	—	537
Total cost of sales	22,739	842	254	(105)	23,730
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$479	$3	$49	$(223)	$308

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Three months ended March 31, 2018:
Revenues:
Revenues from external customers	$25,453	$877	$108	$1	$26,439
Intersegment revenues	4	46	42	(92)	—
Total revenues	25,457	923	150	(91)	26,439
Cost of sales:
Cost of materials and other	23,164	749	(65)	(92)	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	1,011	111	14	—	1,136
Depreciation and amortization expense	461	18	6	—	485
Total cost of sales	24,636	878	(45)	(92)	25,377
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	238	238
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$811	$45	$195	$(250)	$801

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions).

	Three Months Ended March 31,
	2019	2018
Refining:
Gasolines and blendstocks	$9,374	$10,629
Distillates	11,917	12,550
Other product revenues	1,927	2,274
Total refining revenues	23,218	25,453
Ethanol:
Ethanol	620	701
Distillers grains	173	176
Total ethanol revenues	793	877
Renewable diesel:
Renewable diesel	252	108
Corporate – other revenues	—	1
Revenues	$24,263	$26,439

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	March 31, 2019	December 31, 2018
Refining	$45,487	$43,488
Ethanol	1,718	1,691
Renewable diesel	844	787
Corporate and eliminations	4,046	4,189
Total assets	$52,095	$50,155

12.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Decrease (increase) in current assets:
Receivables, net	$(895)	$145
Inventories	28	(126)
Prepaid expenses and other	16	(79)
Increase (decrease) in current liabilities:
Accounts payable	1,400	(322)
Accrued expenses	(167)	(131)
Taxes other than income taxes payable	(263)	(111)
Income taxes payable	11	(402)
Changes in current assets and current liabilities	$130	$(1,026)

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Interest paid in excess of amount capitalized, including interest on finance leases	$96	$127
Income taxes paid, net	59	552

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31, 2019
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$107	$11
Financing cash flows	—	6
ROU assets obtained in exchange for new lease liabilities (a)	1,430	2
Changes in lease balances resulting from lease modifications	(26)	—
___________________

(a)	Includes noncash activity of $1.3 billion for ROU assets for operating leases recorded on January 1, 2019 upon adoption of Topic 842.

Noncash investing and financing activities during the three months ended March 31, 2019 also included the derecognition of the property, plant, and equipment and long-term liability related to previous owner accounting and the recognition of our investment in joint venture associated with a build-to-suit lease arrangement as described in Note 6.

There were no significant noncash investing and financing activities during the three months ended March 31, 2018.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2019 and December 31, 2018.

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

	March 31, 2019
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$638	$—	$—	$638	$(560)	$(30)	$48	$—
Foreign currency contracts	3	—	—	3	n/a	n/a	3	n/a
Investments of certain benefit plans	61	—	9	70	n/a	n/a	70	n/a
Total	$702	$—	$9	$711	$(560)	$(30)	$121

Liabilities:
Commodity derivative contracts	$573	$—	$—	$573	$(560)	$(13)	$—	$(47)
Environmental credit obligations	—	17	—	17	n/a	n/a	17	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	20	—	—	20	n/a	n/a	20	n/a
Total	$593	$23	$—	$616	$(560)	$(13)	$43

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$2,792	$—	$—	$2,792	$(2,669)	$(34)	$89	$—
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	60	—	9	69	n/a	n/a	69	n/a
Total	$2,856	$—	$9	$2,865	$(2,669)	$(34)	$162

Liabilities:
Commodity derivative contracts	$2,681	$—	$—	$2,681	$(2,669)	$(12)	$—	$(136)
Environmental credit obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$2,682	$18	$—	$2,700	$(2,669)	$(12)	$19

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

•
Commodity derivative contracts consist primarily of exchange-traded futures, which are used to reduce the impact of price volatility on our results of operations and cash flows as discussed in Note 14. These contracts are measured at fair value using the market approach. Exchange-traded futures are valued based on quoted prices from the commodity exchange and are categorized in Level 1 of the fair value hierarchy.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Foreign currency contracts consist of foreign currency exchange and purchase contracts and foreign currency swap agreements related to our international operations to manage our exposure to exchange rate fluctuations on transactions denominated in currencies other than the local (functional) currencies of our operations. These contracts are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

•
Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the California Global Warming Solutions Act (the California cap-and-trade system, also known as AB 32) and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using the market approach based on quoted prices from an independent pricing service.

There were no transfers into or out of Level 3 for assets and liabilities held as of March 31, 2019 and December 31, 2018 that were measured at fair value on a recurring basis.

There was no significant activity during the three months ended March 31, 2019 and 2018 related to the fair value amounts categorized in Level 3 as of March 31, 2019 and December 31, 2018.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$2,777	$2,777	$2,982	$2,982
Financial liabilities:
Debt (excluding finance leases)	Level 2	9,511	10,617	8,503	8,986

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	PRICE RISK MANAGEMENT ACTIVITIES

General
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

We primarily use commodity derivative instruments as economic hedges, which are not designated as hedging instruments, and we use fair value and cash flow hedges from time to time. We had no commodity derivative instruments outstanding as of March 31, 2019 and 2018, and no activity during the three months ended March 31, 2019 and 2018 that were designated as fair value or cash flow hedges.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2019, we had the following outstanding commodity derivative instruments that were used as economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
Derivative Instrument	2019	2020
Crude oil and refined petroleum products:
Futures – long	123,087	3,856
Futures – short	130,923	5,456
Options – long	21,000	—
Options – short	21,000	—
Corn:
Futures – long	19,005	1,275
Futures – short	43,770	3,515
Physical contracts – long	23,726	2,238

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2019, we had foreign currency contracts to purchase $418 million of U.S. dollars, $1.7 billion of U.S. dollar equivalent Canadian dollars, and $300 million of U.S. dollar equivalent pounds sterling. The majority of these commitments matured on or before April 30, 2019.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $91 million and $206 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2019 and December 31, 2018 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 13 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2019		December 31, 2018
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$638	$573	$2,792	$2,681
Physical purchase contracts	Inventories	—	6	—	5
Foreign currency contracts	Receivables, net	3	—	4	—
Foreign currency contracts	Accrued expenses	—	20	—	1
Total		$641	$599	$2,796	$2,687
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
Effect of Derivative Instruments on Income
The following table provides information about the gain or loss recognized in income on our derivative instruments and the line items in the statements of income in which such losses are reflected (in millions).

	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$(71)	$(12)
Foreign currency contracts	Cost of materials and other	(9)	(3)
Foreign currency contracts	Other income, net	7	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the completion of the Merger Transaction as described in Note 2, Valero Energy Corporation, the parent company, entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of the following debt issued by Valero Energy Partners LP, an indirect wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of March 31, 2019:

•4.375 percent Senior Notes due December 15, 2026, and
•4.5 percent Senior Notes due March 15, 2028.

The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for Valero Energy Partners LP, which has no independent assets or operations. The financial position, results of operations, and cash flows of Valero Energy Partners LP’s wholly owned subsidiaries are included in “Other Non-Guarantor Subsidiaries.” The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
March 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$—	$1,610	$—	$2,777
Receivables, net	—	—	8,289	—	8,289
Receivables from affiliates	4,277	—	11,315	(15,592)	—
Inventories	—	—	6,554	—	6,554
Prepaid expenses and other	451	—	409	—	860
Total current assets	5,895	—	28,177	(15,592)	18,480
Property, plant and equipment, at cost	—	—	42,388	—	42,388
Accumulated depreciation	—	—	(13,980)	—	(13,980)
Property, plant and equipment, net	—	—	28,408	—	28,408
Investment in affiliates	35,820	2,348	392	(38,560)	—
Deferred charges and other assets, net	513	—	4,694	—	5,207
Total assets	$42,228	$2,348	$61,671	$(54,152)	$52,095
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$849	$—	$261	$—	$1,110
Accounts payable	2	—	10,003	—	10,005
Accounts payable to affiliates	10,358	957	4,277	(15,592)	—
Accrued expenses	152	7	613	—	772
Taxes other than income taxes payable	—	—	961	—	961
Income taxes payable	34	—	31	—	65
Total current liabilities	11,395	964	16,146	(15,592)	12,913
Debt and finance lease obligations, less current portion	7,091	990	925	—	9,006
Deferred income tax liabilities	—	2	4,865	—	4,867
Other long-term liabilities	1,963	—	1,567	—	3,530
Equity:
Stockholders’ equity:
Common stock	7	—	1	(1)	7
Additional paid-in capital	6,802	—	9,754	(9,754)	6,802
Treasury stock, at cost	(14,958)	—	—	—	(14,958)
Retained earnings	30,810	—	28,911	(28,911)	30,810
Partners’ equity	—	392	—	(392)	—
Accumulated other comprehensive loss	(1,352)	—	(968)	968	(1,352)
Total stockholders’ equity	21,309	392	37,698	(38,090)	21,309
Noncontrolling interests	470	—	470	(470)	470
Total equity	21,779	392	38,168	(38,560)	21,779
Total liabilities and equity	$42,228	$2,348	$61,671	$(54,152)	$52,095

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$291	$152	$2,539	$—	$2,982
Receivables, net	—	—	7,345	—	7,345
Receivables from affiliates	4,369	2	11,025	(15,396)	—
Inventories	—	—	6,532	—	6,532
Prepaid expenses and other	466	—	355	(5)	816
Total current assets	5,126	154	27,796	(15,401)	17,675
Property, plant and equipment, at cost	—	—	42,473	—	42,473
Accumulated depreciation	—	—	(13,625)	—	(13,625)
Property, plant and equipment, net	—	—	28,848	—	28,848
Investment in affiliates	36,101	2,267	299	(38,667)	—
Long-term notes receivable from affiliates	285	—	—	(285)	—
Deferred charges and other assets, net	572	1	3,059	—	3,632
Total assets	$42,084	$2,422	$60,002	$(54,353)	$50,155
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$—	$—	$238	$—	$238
Accounts payable	14	—	8,580	—	8,594
Accounts payable to affiliates	10,188	837	4,370	(15,395)	—
Accrued expenses	155	7	468	—	630
Accrued expenses to affiliates	—	1	—	(1)	—
Taxes other than income taxes payable	—	—	1,213	—	1,213
Income taxes payable	53	1	—	(5)	49
Total current liabilities	10,410	846	14,869	(15,401)	10,724
Debt and finance lease obligations, less current portion	6,955	990	926	—	8,871
Long-term notes payable to affiliates	—	285	—	(285)	—
Deferred income taxes	—	2	4,960	—	4,962
Other long-term liabilities	1,988	—	879	—	2,867
Equity:
Stockholders’ equity:
Common stock	7	—	1	(1)	7
Additional paid-in capital	7,048	—	9,754	(9,754)	7,048
Treasury stock, at cost	(14,925)	—	—	—	(14,925)
Retained earnings	31,044	—	28,646	(28,646)	31,044
Partners’ equity	—	299	—	(299)	—
Accumulated other comprehensive loss	(1,507)	—	(1,097)	1,097	(1,507)
Total stockholders’ equity	21,667	299	37,304	(37,603)	21,667
Noncontrolling interests	1,064	—	1,064	(1,064)	1,064
Total equity	22,731	299	38,368	(38,667)	22,731
Total liabilities and equity	$42,084	$2,422	$60,002	$(54,353)	$50,155

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$24,263	$—	$24,263
Cost of sales:
Cost of materials and other	—	—	21,978	—	21,978
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	1,215	—	1,215
Depreciation and amortization expense	—	—	537	—	537
Total cost of sales	—	—	23,730	—	23,730
Other operating expenses	—	—	2	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	1	—	208	—	209
Depreciation and amortization expense	—	—	14	—	14
Operating income (loss)	(1)	—	309	—	308
Equity in earnings of subsidiaries	264	82	90	(436)	—
Other income, net	54	—	147	(179)	22
Interest and debt expense, net of capitalized interest	(232)	(15)	(44)	179	(112)
Income before income tax expense	85	67	502	(436)	218
Income tax expense (benefit)	(82)	—	133	—	51
Net income	167	67	369	(436)	167
Less: Net income attributable to noncontrolling interests	26	—	23	(23)	26
Net income attributable to stockholders	$141	$67	$346	$(413)	$141

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$26,439	$—	$26,439
Cost of sales:
Cost of materials and other	—	—	23,756	—	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	1,136	—	1,136
Depreciation and amortization expense	—	—	485	—	485
Total cost of sales	—	—	25,377	—	25,377
Other operating expenses	—	—	10	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	1	—	237	—	238
Depreciation and amortization expense	—	—	13	—	13
Operating income (loss)	(1)	—	802	—	801
Equity in earnings of subsidiaries	720	78	163	(961)	—
Other income, net	69	—	151	(169)	51
Interest and debt expense, net of capitalized interest	(218)	(12)	(60)	169	(121)
Income before income tax expense	570	66	1,056	(961)	731
Income tax expense (benefit)	(12)	—	161	—	149
Net income	582	66	895	(961)	582
Less: Net income attributable to noncontrolling interests	113	—	97	(97)	113
Net income attributable to stockholders	$469	$66	$798	$(864)	$469

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$167	$67	$369	$(436)	$167
Other comprehensive income:
Foreign currency translation adjustment	155	—	159	(159)	155
Net gain on pension and other postretirement benefits	3	—	—	—	3
Other comprehensive income before income tax expense	158	—	159	(159)	158
Income tax expense related to items of other comprehensive income	1	—	—	—	1
Other comprehensive income	157	—	159	(159)	157
Comprehensive income	324	67	528	(595)	324
Less: Comprehensive income attributable to noncontrolling interests	—	—	28	—	28
Comprehensive income attributable to stockholders	$324	$67	$500	$(595)	$296

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$582	$66	$895	$(961)	$582
Other comprehensive income:
Foreign currency translation adjustment	45	—	45	(45)	45
Net gain on pension and other postretirement benefits	8	—	—	—	8
Other comprehensive income before income tax expense	53	—	45	(45)	53
Income tax expense related to items of other comprehensive income	2	—	—	—	2
Other comprehensive income	51	—	45	(45)	51
Comprehensive income	633	66	940	(1,006)	633
Less: Comprehensive income attributable to noncontrolling interests	—	—	116	—	116
Comprehensive income attributable to stockholders	$633	$66	$824	$(1,006)	$517

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(21)	$(14)	$1,069	$(157)	$877
Cash flows from investing activities:
Capital expenditures	—	—	(444)	—	(444)
Deferred turnaround and catalyst costs	—	—	(219)	—	(219)
Investments in joint ventures	—	—	(63)	—	(63)
Capital expenditures of certain VIEs	—	—	(19)	—	(19)
Acquisitions of undivided interests	—	—	(1)	—	(1)
Intercompany investing activities	307	2	(148)	(161)	—
Other investing activities, net	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	307	2	(895)	(161)	(747)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding borrowings of certain VIEs)	992	—	900	—	1,892
Proceeds from borrowings of certain VIEs	—	—	23	—	23
Repayments of debt and finance lease obligations	—	—	(907)	—	(907)
Intercompany financing activities	27	(64)	(124)	161	—
Purchases of common stock for treasury	(36)	—	—	—	(36)
Common stock dividends	(375)	—	(81)	81	(375)
Acquisition of VLP publicly held common units	—	—	(950)	—	(950)
Distributions to unitholders of VLP	—	(76)	—	76	—
Other financing activities, net	(18)	—	(7)	—	(25)
Net cash provided by (used in) financing activities	590	(140)	(1,146)	318	(378)
Effect of foreign exchange rate changes on cash	—	—	43	—	43
Net increase (decrease) in cash and cash equivalents	876	(152)	(929)	—	(205)
Cash and cash equivalents at beginning of period	291	152	2,539	—	2,982
Cash and cash equivalents at end of period	$1,167	$—	$1,610	$—	$2,777

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(356)	$(10)	$560	$(56)	$138
Cash flows from investing activities:
Capital expenditures	—	—	(356)	—	(356)
Deferred turnaround and catalyst costs	—	—	(220)	—	(220)
Investments in joint ventures	—	—	(55)	—	(55)
Capital expenditures of certain VIEs	—	—	(28)	—	(28)
Acquisitions of undivided interests	—	—	(85)	—	(85)
Intercompany investing activities	163	92	(488)	233	—
Other investing activities, net	—	—	(8)	—	(8)
Net cash provided by (used in) investing activities	163	92	(1,240)	233	(752)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings	—	498	—	—	498
Repayments of debt and finance lease obligations	—	(410)	(5)	—	(415)
Intercompany financing activities	491	(88)	(170)	(233)	—
Purchases of common stock for treasury	(320)	—	—	—	(320)
Common stock dividends	(345)	—	(17)	17	(345)
Contributions from noncontrolling interests	—	—	32	—	32
Distributions to unitholders of VLP	—	(50)	—	39	(11)
Other financing activities, net	5	(3)	(14)	—	(12)
Net cash used in financing activities	(169)	(53)	(174)	(177)	(573)
Effect of foreign exchange rate changes on cash	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	(362)	29	(859)	—	(1,192)
Cash and cash equivalents at beginning of period	1,746	42	4,062	—	5,850
Cash and cash equivalents at end of period	$1,384	$71	$3,203	$—	$4,658

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

These forward-looking statements include, among other things, statements regarding:

•	future refining segment margins, including gasoline and distillate margins;

•	future ethanol segment margins;

•	future renewable diesel segment margins;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined petroleum product inventories;

•
our anticipated level of capital investments, including deferred costs for refinery turnarounds and catalyst, capital expenditures for environmental and other purposes, and joint venture investments, and the effect of those capital investments on our results of operations;

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined petroleum products in the regions where we operate, as well as globally;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining, ethanol, and renewable diesel industry fundamentals.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined petroleum products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined petroleum products;

•	demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), ethanol, and renewable diesel;

•	demand for, and supplies of, crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined petroleum products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for alternative fuels;

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

•
earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil, grain and other feedstocks, refined petroleum products, ethanol, and renewable diesel;

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

•	changes in the credit ratings assigned to our debt securities and trade credit;

•	changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, the Mexican peso, and the Peruvian sol relative to the U.S. dollar;

•	overall economic conditions, including the stability and liquidity of financial markets; and

•	other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2018 that is incorporated by reference herein.

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

This Form 10-Q includes references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted net income attributable to Valero stockholders, adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable), and refining, ethanol, and renewable diesel segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the accompanying financial tables in “RESULTS OF OPERATIONS” and note (c) to the accompanying tables for reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
For the first quarter of 2019, we reported net income attributable to Valero stockholders of $141 million compared to $469 million for the first quarter of 2018, which represents a decrease of $328 million. This decrease is primarily due to a $415 million decrease in net income, partially offset by an $87 million decrease in net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests is primarily due to the recognition of a blender’s tax credit in the first quarter of 2018 of which $80 million is attributable to the holder of the noncontrolling interest, as described in note (a) to the accompanying tables. The decrease in net income was primarily driven by a decrease in operating income between the periods, net of the resulting decrease in income tax expense, as described below.

Operating income for the first quarter of 2019 was $308 million compared to $801 million for the first quarter of 2018, which represents a decrease of $493 million. Excluding the adjustments to operating income reflected in the tables on page 47, adjusted operating income decreased $383 million in the first quarter of 2019 compared to the first quarter of 2018.

The $383 million decrease in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $330 million primarily due to lower gasoline margins, partially offset by higher crude oil discounts and lower cost of biofuel credits. This is more fully described on pages 53 through 55.

•	Ethanol segment. Ethanol segment operating income decreased by $42 million primarily due to lower ethanol prices coupled with higher corn prices. This is more fully described on pages 55 and 56.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $14 million primarily due to higher sales volumes, partially offset by hedge losses on commodity derivative instruments associated with our price risk management activities and lower co-product prices. This is more fully described on page 56.

•
Corporate and eliminations. Adjusted corporate and eliminations increased by $25 million primarily due to expenses in the first quarter of 2019 associated with the Merger Transaction with VLP, an increase in legal reserves, and higher employee related expenses. This is more fully described on page 57.

Outlook
Below are several factors that have impacted or may impact our results of operations during the second quarter of 2019:

•	Gasoline margins are expected to improve as demand strengthens with the upcoming summer driving season. Distillate margins are expected to remain near current levels.

•	Medium and heavy sour crude oil discounts are expected to remain weaker than their five-year averages as supplies of sour crude oils available in the market remain suppressed.

•
Sweet crude oil discounts are expected to narrow slightly as U.S. Gulf Coast refiners increase sweet crude oil consumption to offset the loss of medium and heavy sour crude oil supply while export demand for sweet crude oil remains strong. Inland sweet crude oil differentials are expected to remain wide with higher production and limited pipeline capacity to transport crude oil out of the Permian Basin and other producing regions; however, these differentials will likely experience increased volatility as the announced start-up or potential delay of new pipeline capacity influences short-term market dynamics.

•	Ethanol margins are expected to improve as domestic gasoline demand strengthens.

•	Renewable diesel margins are expected to remain consistent with current levels.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. In addition, these tables include financial measures that are not defined under U.S. GAAP and represent non-GAAP financial measures. These non-GAAP financial measures are reconciled to their most comparable U.S. GAAP financial measures and include adjusted net income attributable to Valero Energy Corporation stockholders, adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable), and refining, ethanol, and renewable diesel segment margin. In note (c) to these tables, we disclose the reasons why we believe our use of non-GAAP financial measures provides useful information.

Effective January 1, 2019, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, we created a new reportable segment — renewable diesel — because of the growing importance of renewable fuels in the market and the growth of our investments in renewable fuels production. The renewable diesel segment includes the operations of DGD, which were transferred from the refining segment on January 1, 2019. Also effective January 1, 2019, we no longer have a VLP segment, and we include the operations of VLP in our refining segment. This change was made because of the Merger Transaction with VLP, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and the resulting change in how we manage VLP’s operations. We no longer manage VLP as a business but as logistics assets that support the operations of our refining segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$23,218	$793	$252	$—	$24,263
Intersegment revenues	2	52	51	(105)	—
Total revenues	23,220	845	303	(105)	24,263
Cost of sales:
Cost of materials and other	21,165	694	224	(105)	21,978
Operating expenses (excluding depreciation and amortization expense reflected below)	1,071	125	19	—	1,215
Depreciation and amortization expense	503	23	11	—	537
Total cost of sales	22,739	842	254	(105)	23,730
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$479	$3	$49	$(223)	308
Other income, net					22
Interest and debt expense, net of capitalized interest					(112)
Income before income tax expense					218
Income tax expense					51
Net income					167
Less: Net income attributable to noncontrolling interests					26
Net income attributable to Valero Energy Corporation stockholders					$141

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$25,453	$877	$108	$1	$26,439
Intersegment revenues	4	46	42	(92)	—
Total revenues	25,457	923	150	(91)	26,439
Cost of sales:
Cost of materials and other (a)	23,164	749	(65)	(92)	23,756
Operating expenses (excluding depreciation and amortization expense reflected below)	1,011	111	14	—	1,136
Depreciation and amortization expense	461	18	6	—	485
Total cost of sales	24,636	878	(45)	(92)	25,377
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below) (b)	—	—	—	238	238
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$811	$45	$195	$(250)	801
Other income, net					51
Interest and debt expense, net of capitalized interest					(121)
Income before income tax expense					731
Income tax expense					149
Net income					582
Less: Net income attributable to noncontrolling interests (a)					113
Net income attributable to Valero Energy Corporation stockholders					$469
___________________
See note references on pages 51 through 53.

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31,
	2019	2018
Reconciliation of net income attributable to Valero Energy Corporation stockholders to adjusted net income attributable to Valero Energy Corporation stockholders (c)
Net income attributable to Valero Energy Corporation stockholders	$141	$469
Exclude adjustments:
2017 blender’s tax credit attributable to Valero Energy Corporation stockholders (a)	—	90
Income tax expense related to the 2017 blender’s tax credit	—	(11)
2017 blender’s tax credit attributable to Valero Energy Corporation stockholders, net of taxes	—	79
Environmental reserve adjustment (b)	—	(52)
Income tax benefit related to environmental reserve adjustment	—	11
Environmental reserve adjustment, net of taxes	—	(41)
Total adjustments	—	38
Adjusted net income attributable to Valero Energy Corporation stockholders	$141	$431
___________________
See note references on pages 51 through 53.

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (c)
Operating income by segment (see page 44)	$479	$3	$49	$(223)	$308
Exclude:
Other operating expenses	(2)	—	—	—	(2)
Adjusted operating income	$481	$3	$49	$(223)	$310

	Three Months Ended March 31, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (c)
Operating income by segment (see page 45)	$811	$45	$195	$(250)	$801
Exclude:
Other operating expenses	(10)	—	—	—	(10)
2017 blender’s tax credit (a)	10	—	160	—	170
Environmental reserve adjustment (b)	—	—	—	(52)	(52)
Adjusted operating income	$811	$45	$35	$(198)	$693
___________________
See note references on pages 51 through 53.

Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended March 31,
	2019	2018	Change
Throughput volumes (thousand barrels per day (BPD))
Feedstocks:
Heavy sour crude oil	410	482	(72)
Medium/light sour crude oil	338	408	(70)
Sweet crude oil	1,476	1,344	132
Residuals	145	222	(77)
Other feedstocks	153	119	34
Total feedstocks	2,522	2,575	(53)
Blendstocks and other	343	356	(13)
Total throughput volumes	2,865	2,931	(66)

Yields (thousand BPD)
Gasolines and blendstocks	1,397	1,401	(4)
Distillates	1,089	1,109	(20)
Other products (d)	406	458	(52)
Total yields	2,892	2,968	(76)

Operating statistics (e)
Refining margin (c)	$2,055	$2,283	$(228)
Adjusted refining operating income (see page 47) (c)	$481	$811	$(330)
Throughput volumes (thousand BPD)	2,865	2,931	(66)

Refining margin per barrel of throughput	$7.97	$8.65	$(0.68)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput	4.15	3.83	0.32
Depreciation and amortization expense per barrel of throughput	1.96	1.74	0.22
Adjusted refining operating income per barrel of throughput	$1.86	$3.08	$(1.22)
___________________
See note references on pages 51 through 53.

Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2019	2018	Change
Operating statistics (e)
Ethanol margin (c)	$151	$174	$(23)
Ethanol operating income	$3	$45	$(42)
Production volumes (thousand gallons per day)	4,217	4,113	104

Ethanol margin per gallon of production	$0.40	$0.47	$(0.07)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.33	0.30	0.03
Depreciation and amortization expense per gallon of production	0.06	0.05	0.01
Ethanol operating income per gallon of production	$0.01	$0.12	$(0.11)

Renewable Diesel Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended March 31,
	2019	2018	Change
Operating statistics (e)
Renewable diesel margin (c)	$79	$55	$24
Adjusted renewable diesel operating income	$49	$35	$14
Sales volumes (thousand gallons per day)	790	371	419

Renewable diesel margin per gallon of sales	$1.11	$1.64	$(0.53)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of sales	0.26	0.43	(0.17)
Depreciation and amortization expense per gallon of sales	0.16	0.19	(0.03)
Adjusted renewable diesel operating income per gallon of sales	$0.69	$1.02	$(0.33)
___________________
See note references on pages 51 through 53.

Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended March 31,
	2019	2018	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$63.82	$67.16	$(3.34)
Brent less West Texas Intermediate (WTI) crude oil	8.94	4.29	4.65
Brent less Alaska North Slope (ANS) crude oil	(0.68)	0.20	(0.88)
Brent less Louisiana Light Sweet (LLS) crude oil	1.45	1.38	0.07
Brent less Argus Sour Crude Index (ASCI) crude oil	2.89	4.88	(1.99)
Brent less Maya crude oil	5.04	9.46	(4.42)
LLS crude oil	62.37	65.78	(3.41)
LLS less ASCI crude oil	1.44	3.50	(2.06)
LLS less Maya crude oil	3.59	8.08	(4.49)
WTI crude oil	54.88	62.87	(7.99)

Natural gas (dollars per million British Thermal Units (MMBtu))	2.86	3.19	(0.33)

Products (dollars per barrel, unless otherwise noted)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	0.16	7.28	(7.12)
Ultra-low-sulfur (ULS) diesel less Brent	14.99	13.78	1.21
Propylene less Brent	(20.64)	(6.82)	(13.82)
CBOB gasoline less LLS	1.61	8.66	(7.05)
ULS diesel less LLS	16.44	15.16	1.28
Propylene less LLS	(19.19)	(5.44)	(13.75)
U.S. Mid-Continent:
CBOB gasoline less WTI	9.69	13.47	(3.78)
ULS diesel less WTI	24.89	19.83	5.06
North Atlantic:
CBOB gasoline less Brent	1.25	8.88	(7.63)
ULS diesel less Brent	17.43	15.95	1.48
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	7.73	13.27	(5.54)
California Air Resources Board (CARB) diesel less ANS	16.20	17.28	(1.08)
CARBOB 87 gasoline less WTI	17.35	17.36	(0.01)
CARB diesel less WTI	25.82	21.37	4.45

Average Market Reference Prices and Differentials, (continued)

	Three Months Ended March 31,
	2019	2018	Change
Ethanol
New York Harbor (NYH) corn crush (dollars per gallon)	$0.09	$0.19	$(0.10)
Chicago Board of Trade (CBOT) corn (dollars per bushel)	3.73	3.66	0.07
NYH Ethanol (dollars per gallon)	1.44	1.52	(0.08)

Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	1.94	1.98	(0.04)
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.51	0.78	(0.27)
California Low-Carbon Fuel Standard (dollars per metric ton)	194.21	136.12	58.09
CBOT soybean oil (dollars per pound)	0.29	0.32	(0.03)

The following notes relate to references on pages 45 through 49.

(a)
Cost of materials and other for the three months ended March 31, 2018 includes a benefit of $170 million for the biodiesel blender’s tax credit attributable to volumes blended during 2017. The benefit was recognized in February 2018 because the U.S. legislation authorizing the credit was passed and signed into law in that month. Of the $170 million pre-tax benefit, $10 million and $160 million are included in our refining and renewable diesel segments, respectively, and consequently, $80 million is attributable to noncontrolling interest and $90 million is attributable to Valero Energy Corporation stockholders.

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

▪	2017 blender’s tax credit attributable to Valero Energy Corporation stockholders – The blender’s tax credit is attributable to volumes blended during 2017 and is not related to 2018 activities, see note (a).

▪
Environmental reserve adjustment – The environmental reserve adjustment is attributable to sites that were shut down by prior owners and subsequently acquired by us (referred to by us as non-operating sites), see note (b).

◦
Refining margin is defined as refining operating income excluding the 2017 blender’s tax credit (see note (a)), operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected below.

◦	Ethanol margin is defined as ethanol operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected below.

◦
Renewable diesel margin is defined as renewable diesel operating income excluding the 2017 blender’s tax credit (see note (a)), operating expenses (excluding depreciation and amortization expense), and depreciation and amortization expense, as reflected below.

	Three Months Ended March 31, 2019
	Refining	Ethanol	Renewable Diesel
Reconciliation of operating income to segment margin
Operating income	$479	$3	$49
Exclude:
Operating expenses (excluding depreciation and amortization expense reflected below)	(1,071)	(125)	(19)
Depreciation and amortization expense	(503)	(23)	(11)
Other operating expenses	(2)	—	—
Segment margin	$2,055	$151	$79

	Three Months Ended March 31, 2018
	Refining	Ethanol	Renewable Diesel
Reconciliation of operating income to segment margin
Operating income	$811	$45	$195
Exclude:
2017 blender’s tax credit	10	—	160
Operating expenses (excluding depreciation and amortization expense reflected below)	(1,011)	(111)	(14)
Depreciation and amortization expense	(461)	(18)	(6)
Other operating expenses	(10)	—	—
Segment margin	$2,283	$174	$55

◦	Adjusted refining operating income is defined as refining segment operating income excluding the 2017 blender’s tax credit received in 2018 (see note (a)) and other operating expenses.

◦	Adjusted renewable diesel operating income is defined as renewable diesel operating income excluding the 2017 blender’s tax credit (see note (a)).

◦	Adjusted corporate and eliminations is defined as corporate and eliminations excluding the environmental reserve adjustment associated with certain non-operating sites (see note (b)).

(d)	Other products primarily includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(e)	Valero uses certain operating statistics (as noted below) to evaluate performance between comparable periods. Different companies may calculate them in different ways.

Refining segment margin per barrel of throughput and adjusted refining segment operating income per barrel of throughput represents refining segment margin and adjusted refining segment operating income (each as defined in note (c) above) divided by throughput volumes. Ethanol segment margin per gallon of production and ethanol segment operating income per gallon of production represent ethanol segment margin (as defined in note (c) above) and ethanol segment operating income divided by production volumes. Renewable diesel segment margin per gallon of sales and adjusted renewable diesel segment operating income per gallon of sales represent renewable diesel segment margin and adjusted renewable diesel segment operating income (each as defined in note (c) above) divided by sales volumes.

Throughput, production, and sales volumes are calculated by multiplying throughput, production, and sales volumes per day (as provided in the accompanying tables) by the number of days in the applicable period. We use throughput volumes, production volumes, and sales volumes for the refining segment, ethanol segment, and renewable diesel segment, respectively, due to their general use by others who operate facilities similar to those included in our segments. We believe the use of such volumes results in per unit amounts that are most representative of the product margins generated and the operating costs incurred as a result of our operation of those facilities.

Total Company, Corporate, and Other
Revenues decreased $2.2 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. This decline in revenues was partially offset by lower cost of sales of $1.6 billion primarily due to decreases in crude oil and other feedstock costs and a decrease of $29 million in general and administrative expenses (excluding depreciation and amortization expense), resulting in a decrease in operating income of $493 million in the first quarter of 2019 compared to the first quarter of 2018.

Excluding the adjustments to operating income reflected in the tables on page 47, adjusted operating income decreased by $383 million in the first quarter of 2019 compared to the first quarter of 2018. Details regarding the $383 million decrease in adjusted operating income between the periods are discussed by segment below.

“Other income, net” decreased $29 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to foreign currency transaction losses of $13 million and lower interest income of $7 million.

Income tax expense decreased $98 million in the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of lower income before income tax expense. Our effective tax rate was 23 percent for the first quarter of 2019 compared to 20 percent for the first quarter of 2018. Excluding the tax benefit related to the 2017 blender’s tax credit recognized in early 2018, the effective tax rate was 22 percent for the first quarter of 2018.

Net income attributable to noncontrolling interests decreased $87 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the recognition of a blender’s tax credit in the first quarter of 2018 of which $80 million is attributable to the holder of the noncontrolling interest, as described in note (a) to the accompanying tables.

Refining Segment Results
Refining segment revenues decreased $2.2 billion in the first quarter of 2019 compared to the first quarter of 2018 primarily due to decreases in refined petroleum product prices. This decline in refining segment revenues was partially offset by lower cost of sales of $1.9 billion due primarily to decreases in crude oil and other feedstock costs, resulting in a decrease in refining segment operating income of $332 million in the first quarter of 2019 compared to the first quarter of 2018.

Excluding the adjustments to refining segment operating income reflected in the tables on page 47, refining segment adjusted operating income decreased $330 million in the first quarter of 2019 compared to the first quarter of 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

Refining segment margin, as defined in note (c) to the accompanying tables, decreased $228 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the following:

•
Decrease in gasoline margins. We experienced a decrease in gasoline margins throughout all our regions during the first quarter of 2019 compared to the first quarter of 2018. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $0.16 per barrel for the first quarter of 2019 compared to $7.28 per barrel for the first quarter of 2018, representing an unfavorable decrease of $7.12 per barrel. Another example is the Brent-based benchmark reference margin for North Atlantic CBOB gasoline, which was $1.25 per barrel for the first quarter of 2019 compared to $8.88 per barrel for the first quarter of 2018, representing an unfavorable decrease of $7.63 per barrel. We estimate that the decrease in gasoline margins per barrel in the first quarter of 2019 compared to the first quarter of 2018 had an unfavorable impact to our refining segment margin of approximately $762 million.

•
Lower discounts on other feedstocks. In addition to crude oil, we utilize other feedstocks, such as natural gas and residuals, in certain of our refining processes. We benefit when we process these other feedstocks that are priced at a discount to Brent crude oil. While we benefitted from processing these types of feedstocks during the first three months of 2019, that benefit declined compared to the first three months of 2018. We estimate that the reduction in the discounts for the other feedstocks that we processed during the first three months of 2019 had an unfavorable impact to our refining segment margin of approximately $69 million.

•
Lower throughput volumes. Refining throughput volumes decreased by 66,000 BPD in the first quarter of 2019. We estimate that the decrease in refining throughput volumes had an unfavorable impact on our refining segment margin of approximately $51 million.

•
Higher discounts on crude oils. The market prices for refined petroleum products generally track the price of Brent crude oil, which is a benchmark crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil. We benefitted from processing these types of crude oils during the first quarter of 2019 and that benefit improved compared to the first quarter of 2018. For example, WTI crude oil, a light sweet crude oil, sold at an $8.94 per barrel discount to Brent crude oil for the first quarter of 2019 compared to a $4.29 per barrel discount for the first quarter of 2018, representing a favorable increase of $4.65 per barrel. We estimate that the increase in the discounts for the crude oils we processed during the first quarter of 2019 compared to the first quarter of 2018 had a favorable impact to our refining segment margin of approximately $430 million.

•
Lower costs of biofuel credits. As described in Note 14 of Condensed Notes to Consolidated Financial Statements, we purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs. The cost of these credits (primarily RINs in the U.S.) was $91 million in the first quarter of 2019 compared to $206 million in the first quarter of 2018, a decrease of $115 million.

•
Increase in distillate margins. We experienced an increase in distillate margins during the first quarter of 2019 compared to the first quarter of 2018. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ULS diesel was $14.99 per barrel for the first quarter of 2019 compared to $13.78 per barrel for the first quarter of 2018, representing a favorable increase of $1.21 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ULS diesel which was $24.89 per barrel for the first quarter of 2019 compared to $19.83 per barrel for the first quarter of 2018, representing a favorable increase of $5.06 per barrel. We estimate that the increase in distillate margins per barrel in the first quarter of 2019 compared to the first quarter of 2018 had a favorable impact to our refining segment margin of approximately $91 million.

Refining segment operating expenses (excluding depreciation and amortization expense) increased$60 million primarily due to an increase in maintenance expenditures of $27 million and an environmental reserve adjustment of $4 million in the first quarter of 2019, along with a sales and use tax refund of $7 million and a favorable property tax settlement of $6 million received in the first quarter of 2018.

Refining segment depreciation and amortization expense associated with our cost of sales increased $42 million primarily due to an increase in refinery turnaround and catalyst amortization expense of $27 million and an increase in depreciation expense associated with capital projects completed in 2018 of $8 million.

Ethanol Segment Results
Ethanol segment revenues decreased $78 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to a decrease in ethanol prices, partially offset by the revenue contribution associated with three ethanol plants acquired from Green Plains Inc. (Green Plains) on November 15, 2018. This decline in ethanol segment revenue was partially offset by lower cost of sales of $36 million, resulting in a decrease in ethanol segment operating income of $42 million in the first quarter of 2019 compared to the first quarter of 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

Ethanol segment margin, as defined in note (c) to the accompanying tables, decreased $23 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the following:

•
Lower ethanol prices. Ethanol prices were lower in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in domestic ethanol production. For example, the NYH ethanol price was $1.44 per gallon for the first quarter of 2019 compared to $1.52 per gallon for the first quarter of 2018, representing an unfavorable decrease of $0.08 per gallon. We estimate that the decrease in the price of ethanol had an unfavorable impact to our ethanol segment margin of approximately $17 million.

•
Higher corn prices. Corn prices were higher in the first quarter of 2019 compared to the first quarter of 2018. For example, the CBOT corn price was $3.73 per bushel for the first quarter of 2019 compared to $3.66 per bushel for the first quarter of 2018, representing an unfavorable increase of $0.07 per bushel. We estimate that the increase in the price of corn had an unfavorable impact to our ethanol segment margin of approximately $4 million.

Ethanol segment operating expenses (excluding depreciation and amortization expense) increased $14 million primarily due to costs to operate the three plants acquired from Green Plains in November 2018 of $24 million, partially offset by lower chemicals and catalyst expenses of $5 million, and lower maintenance expenses of $3 million.

Ethanol segment depreciation and amortization expense associated with our cost of sales increased $5 million primarily due to depreciation expense associated with the three plants acquired from Green Plains in November 2018.

Renewable Diesel Segment Results
Renewable diesel segment revenues increased $153 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in renewable diesel sales volumes. This improvement in renewable diesel segment revenues was outweighed by higher cost of sales of $299 million primarily due to the benefit of $160 million related to the 2017 blender’s tax credit recognized in the first quarter of 2018, as described in note (a) to the accompanying tables, and incremental costs attributable to the expanded production capacity of the plant, resulting in a decrease in renewable diesel segment operating income of $146 million in the first quarter of 2019 compared to the first quarter of 2018.

Excluding the 2017 blender’s tax credit recognized in the first quarter of 2018 reflected in the table on page 47, renewable diesel segment adjusted operating income increased $14 million in the first quarter of 2019 compared to the first quarter of 2018. The components of this increase, along with the reasons for the changes in these components, are outlined below.

Renewable diesel segment margin, as defined in note (c) to the accompanying tables, increased $24 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the following:

•
Higher sales volumes. Renewable diesel segment margin was favorably impacted by increased sales volumes of 419,000 gallons per day in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the additional production capacity resulting from the expansion of the DGD plant in the third quarter of 2018. We estimate that the increase in sales volumes had a favorable impact to our renewable diesel segment margin of approximately $60 million.

•
Price risk management activities. We recognized a hedge loss of $26 million in the first quarter of 2019 from commodity derivative instruments associated with our price risk management activities compared to a gain of $1 million in the first quarter of 2018, representing an unfavorable impact to our renewable diesel segment margin of $27 million.

•
Lower co-product prices. We produce a variety of co-products, such as naphtha and pentane, and the prices we receive are influenced by natural gasoline prices. Natural gasoline prices were lower in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in demand, resulting in an unfavorable decrease in the prices we received for the co-products we produced. We estimate that the decrease in co-product prices had an unfavorable impact to our renewable diesel segment margin of approximately $7 million.

Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased $5 million, which is attributable to the increase in the production of renewable diesel in the first quarter of 2019 compared to the first quarter of 2018 resulting from the expansion of the DGD plant in the third quarter of 2018.

Renewable diesel segment depreciation and amortization expense associated with our cost of sales increased $5 million primarily due to depreciation expense associated with the expansion of the DGD plant in the third quarter of 2018.

Corporate and Eliminations
Corporate and eliminations, which consists primarily of general and administrative expenses and related depreciation and amortization expense, decreased by $27 million in the first quarter of 2019 compared to the first quarter of 2018. Excluding the environmental reserve adjustment of $52 million in the first quarter of 2018 reflected in the table on page 47, adjusted corporate and eliminations increased by $25 million primarily due to expenses in the first quarter of 2019 associated with the Merger Transaction with VLP of $7 million, which is more fully described in Note 2 of Condensed Notes to Consolidated Financial Statements, an increase in legal reserves of $7 million, and higher employee related expenses of $6 million.

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

Our liquidity consisted of the following as of March 31, 2019 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$3,945
Canadian Revolver	109
Accounts receivable sales facility	1,200
Letter of credit facility	100
Total available borrowing capacity	5,354
Cash and cash equivalents(a)	2,670
Total liquidity	$8,024
___________________

(a)	Excludes $107 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 5 of Condensed Notes to Consolidated Financial Statements.

Cash Flows Summary
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$877	$138
Investing activities	(747)	(752)
Financing activities	(378)	(573)
Effect of foreign exchange rate changes on cash	43	(5)
Net decrease in cash and cash equivalents	$(205)	$(1,192)

Cash Flows for the Three Months Ended March 31, 2019
Our operations generated $877 million of cash in the first three months of 2019, driven primarily by net income of $167 million, noncash charges to income of $529 million, and a positive change in working capital of $130 million. Noncash charges included $551 million of depreciation and amortization expense, partially offset by a $22 million deferred income tax benefit. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is detailed in Note 12 of Condensed Notes to Consolidated Financial Statements. The source of cash resulting from the $130 million change in working capital was mainly due to:

•	an increase in accounts payable due to an increase in commodity prices combined with an increase in crude oil volumes purchased and the timing of payments of invoices; partially offset by

•	an increase in receivables resulting from an increase in commodity prices combined with an increase in sales volumes;

•	a decrease in taxes other than income taxes payable mainly due to the payment of value-added and ad valorem taxes; and

•	a decrease in accrued expenses mainly due to the payment of our annual incentive compensation related to 2018.

The $877 million of cash generated by our operations, along with (i) $1.9 billion in proceeds from debt issuances and borrowings and $23 million in proceeds from borrowings of certain VIEs (as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements) and (ii) $205 million from available cash on hand, were used mainly to:

•	fund $726 million in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	fund $19 million of capital expenditures of certain VIEs;

•	make payments on debt and finance lease obligations of $907 million, primarily related to the repayment of $900 million on borrowings under our accounts receivable sales facility;

•	purchase common stock for treasury of $36 million;

•	pay common stock dividends of $375 million; and

•	acquire all of the outstanding publicly held common units of VLP for $950 million.

Cash Flows for the Three Months Ended March 31, 2018
Our operations generated $138 million of cash in the first three months of 2018, driven primarily by net income of $582 million, noncash charges to income of $500 million, partially offset by a negative change in working capital of $1.1 billion. Noncash charges included $498 million of depreciation and amortization expense and $2 million of deferred income tax expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is detailed in Note 12 of Condensed Notes to Consolidated Financial Statements. The use of cash resulting from the $1.1 billion change in working capital was mainly due to:

•	a decrease in accounts payable primarily as a result of the timing of payments of invoices;

•
a decrease in income taxes payable resulting from the January 2018 payment of our fourth quarter 2017 estimated taxes that were previously deferred, as allowed by tax relief authorization from the Internal Revenue Service (IRS);

•	a decrease in accrued expenses mainly due to the payment of our annual incentive compensation related to 2017;

•	a decrease in taxes other than income taxes payable mainly due to the payment of excise and ad valorem taxes; and

•	an increase in inventory, mainly due to an increase in commodity prices; partially offset by

•	a decrease in receivables primarily as a result of the timing of collections of receivables.

The $138 million of cash generated by our operations, along with (i) $498 million in proceeds from the issuance of VLP’s 4.5 percent Senior Notes (that were available only to the operations of VLP, as discussed in Note 5 of Condensed Notes to Consolidated Financial Statements) and (ii) $1.2 billion from available cash on hand, were used mainly to:

•	fund $631 million in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	acquire undivided interests in pipeline and terminal assets for $85 million;

•	make payments on debt and finance lease obligations of $415 million, of which $410 million related to the repayment of all outstanding borrowings under the VLP Revolver;

•	purchase common stock for treasury of $320 million; and

•	pay common stock dividends of $345 million.

Capital Investments
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, we expect to incur approximately $2.5 billion for capital investments during 2019 and also 2020. Capital investments include capital expenditures, turnaround and catalyst costs, and investments in joint ventures. Capital expenditures include the capital expenditures of our consolidated subsidiaries and consolidated VIEs in which we hold an ownership interest. Our capital investments consist of approximately 60 percent for sustaining capital and 40 percent for growth strategies. This capital investment estimate excludes potential strategic acquisitions, including acquisitions of undivided interests. We continuously evaluate our capital budget and make changes as conditions warrant.

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

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock (the 2018 program) with no expiration date. As of March 31, 2019, we had

$2.2 billion remaining available for purchase under the 2018 Program. We have no obligation to make purchases under this program.

Pension Plan Funding
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, we plan to contribute approximately $35 million to our pension plans and $21 million to our other postretirement benefit plans during 2019.

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
Tax Matters
The IRS has ongoing audits related to our U.S. federal income tax returns from 2012 through 2015. During the first quarter of 2019, we settled the combined audit related to our U.S. federal income tax returns for 2010 and 2011 and will receive a refund of $320 million, plus interest, associated with this audit. We did not have a significant change to our uncertain tax positions upon the settlement of the 2010 and 2011 combined audit. We believe that the ultimate settlement of our 2012 through 2015 audits will not be material to our financial position, results of operations, or liquidity.

Cash Held by Our International Subsidiaries
As of December 31, 2017, the accumulated earnings and profits of our international subsidiaries not previously distributed were included in our computation of the one-time deemed repatriation tax liability associated with the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform). Because of the deemed repatriation of these accumulated earnings and profits, there are no longer any U.S. federal income tax consequences associated with the repatriation of any of the $1.5 billion of cash and cash equivalents held by our international subsidiaries as of March 31, 2019. However, certain countries in which our international subsidiaries are organized impose withholding taxes on cash distributed outside of those countries. We have accrued for withholding taxes on the portion of the cash held by one of our international subsidiaries that we have deemed not to be permanently reinvested in our operations in that country. The remaining cash held by that subsidiary, as well as our other international subsidiaries, will be permanently reinvested in our operations in those countries.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2019. However, in the ordinary course of business, we had various debt-related activities during the three months ended March 31, 2019 and in April 2019 as described in Note 5 of Condensed Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of March 31, 2019, all of our ratings on our senior unsecured debt, including debt guaranteed by us, are at or above investment grade level as follows:

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2019, there were no significant changes to our critical accounting policies that involved critical accounting estimates since the date our annual report on Form 10‑K for the year ended December 31, 2018 was filed.

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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	March 31, 2019	December 31, 2018
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(71)	$2
10% decrease in underlying commodity prices	61	(6)

See Note 14 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2019.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of March 31, 2019 and December 31, 2018, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	March 31, 2019
	Expected Maturity Dates
	Remainder of 2019	2020	2021	2022	2023	There- after	Total (a)	Fair Value
Fixed rate	$850	$—	$10	$—	$—	$8,474	$9,334	$10,346
Average interest rate	6.1%	—%	5%	—%	—%	5.2%	5.3%
Floating rate (b)	$236	$5	$5	$5	$20	$—	$271	$271
Average interest rate	5.0%	4.5%	4.5%	4.5%	4.5%	—%	5.0%

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total (a)	Fair Value
Fixed rate	$—	$850	$10	$—	$—	$7,474	$8,334	$8,737
Average interest rate	—%	6.1%	5%	—%	—%	5.4%	5.5%
Floating rate (b)	$214	$5	$5	$5	$20	$—	$249	$249
Average interest rate	4.6%	4.7%	4.7%	4.7%	4.7%	—%	4.6%
____________________

(a)	Excludes unamortized discounts and debt issuance costs.

(b)
As of March 31, 2019 and December 31, 2018, we had an interest rate swap associated with $39 million and $40 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of March 31, 2019, we had foreign currency contracts to purchase $418 million of U.S. dollars, $1.7 billion of U.S. dollar equivalent Canadian dollars, and $300 million of U.S. dollar equivalent pounds sterling. Our market risk was minimal on these contracts, as the majority of them matured on or before April 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2018.

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

Bay Area Air Quality Management District (BAAQMD) and Solano County Department of Resource Management Certified Unified Program Agency (Solano County) (Benicia Refinery). We have received multiple Violation Notices (VNs) issued by the BAAQMD related to an upset of the Flue Gas Scrubber (FGS) at our Benicia Refinery. In the aggregate, we reasonably believe penalties for these VNs may be in excess of $100,000. We are working with the BAAQMD to resolve these VNs. We have also received a draft Consent Order (Docket AEO-2019-103) from Solano County related to the FGS incident. The draft Consent Order assesses proposed penalties of $242,840. We are working with Solano County to resolve this matter.

BAAQMD (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had multiple outstanding VNs issued by the BAAQMD. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. We continue to work with the BAAQMD to resolve these VNs.

Attorney General of the State of Texas (Texas AG) (Corpus Christi Asphalt Plant). We have received a letter and draft Agreed Final Judgment from the Texas AG related to a contaminated water backflow incident that occurred at the Valero Corpus Christi Asphalt Plant. The draft Agreed Final Judgment assesses proposed penalties in the amount of $1,300,000. We are working with the Texas AG to resolve this matter.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi Refinery). We have received a proposed Agreed Order from the TCEQ in the amount of $167,550, for inspection and permit violations related to third party tanks located at our Corpus Christi Refinery that we operate. We are working with the TCEQ to resolve this matter.

ITEM 1A.	RISK FACTORS

There have been no changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2019	17,551	$78.34	17,551	—	$2.2 billion
February 2019	379	$83.95	379	—	$2.2 billion
March 2019	395,665	$86.44	2,429	393,236	$2.2 billion
Total	413,595	$86.09	20,359	393,236	$2.2 billion
___________________

(a)
The shares reported in this column represent purchases settled in the first quarter of 2019 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock, with no expiration date. As of March 31, 2019, we had $2.2 billion remaining available for purchase under the 2018 Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.01
Fourth Amended and Restated Revolving Credit Agreement, dated as of March 19, 2019, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated March 19, 2019, and filed March 19, 2019 (SEC File No. 1-13175).

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
Date: May 7, 2019