Form 10-Q
period 2019-06-30
VALERO ENERGY CORP/TX
filed 2019-08-06
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number 001-13175
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 31, 2019 was 414,403,440.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$2,982
Receivables, net	9,050	7,345
Inventories	6,281	6,532
Prepaid expenses and other	447	816
Total current assets	17,811	17,675
Property, plant, and equipment, at cost	43,110	42,473
Accumulated depreciation	(14,326)	(13,625)
Property, plant, and equipment, net	28,784	28,848
Deferred charges and other assets, net	5,427	3,632
Total assets	$52,022	$50,155
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$323	$238
Accounts payable	10,135	8,594
Accrued expenses	764	630
Taxes other than income taxes payable	1,144	1,213
Income taxes payable	182	49
Total current liabilities	12,548	10,724
Debt and finance lease obligations, less current portion	9,167	8,871
Deferred income tax liabilities	4,899	4,962
Other long-term liabilities	3,571	2,867
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,812	7,048
Treasury stock, at cost; 258,893,655 and 255,905,051 common shares	(15,170)	(14,925)
Retained earnings	31,046	31,044
Accumulated other comprehensive loss	(1,350)	(1,507)
Total Valero Energy Corporation stockholders’ equity	21,345	21,667
Noncontrolling interests	492	1,064
Total equity	21,837	22,731
Total liabilities and equity	$52,022	$50,155
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (a)	$28,933	$31,015	$53,196	$57,454
Cost of sales:
Cost of materials and other	26,083	27,860	48,061	51,616
Operating expenses (excluding depreciation and amortization expense reflected below)	1,175	1,110	2,390	2,246
Depreciation and amortization expense	552	510	1,089	995
Total cost of sales	27,810	29,480	51,540	54,857
Other operating expenses	2	21	4	31
General and administrative expenses (excluding depreciation and amortization expense reflected below)	199	248	408	486
Depreciation and amortization expense	14	13	28	26
Operating income	908	1,253	1,216	2,054
Other income (expense), net	12	(5)	34	46
Interest and debt expense, net of capitalized interest	(112)	(124)	(224)	(245)
Income before income tax expense	808	1,124	1,026	1,855
Income tax expense	160	249	211	398
Net income	648	875	815	1,457
Less: Net income attributable to noncontrolling interests	36	30	62	143
Net income attributable to Valero Energy Corporation stockholders	$612	$845	$753	$1,314

Earnings per common share	$1.47	$1.96	$1.80	$3.05
Weighted-average common shares outstanding (in millions)	415	429	416	430

Earnings per common share – assuming dilution	$1.47	$1.96	$1.80	$3.04
Weighted-average common shares outstanding – assuming dilution (in millions)	417	431	417	432
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,410	$1,470	$2,740	$2,934

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$648	$875	$815	$1,457
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(291)	155	(246)
Net gain on pension and other postretirement benefits	2	9	5	17
Net gain on cash flow hedges	5	—	5	—
Other comprehensive income (loss) before income tax expense	7	(282)	165	(229)
Income tax expense related to items of other comprehensive income (loss)	1	2	2	4
Other comprehensive income (loss)	6	(284)	163	(233)
Comprehensive income	654	591	978	1,224
Less: Comprehensive income attributable to noncontrolling interests	40	25	68	141
Comprehensive income attributable to Valero Energy Corporation stockholders	$614	$566	$910	$1,083

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2019	$7	$6,802	$(14,958)	$30,810	$(1,352)	$21,309	$470	$21,779
Net income	—	—	—	612	—	612	36	648
Dividends on common stock ($0.90 per share)	—	—	—	(376)	—	(376)	—	(376)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Transactions in connection with stock-based compensation plans	—	(1)	—	—	—	(1)	—	(1)
Stock purchases under purchase program	—	—	(212)	—	—	(212)	—	(212)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	—	2	2	4	6
Balance as of June 30, 2019	$7	$6,812	$(15,170)	$31,046	$(1,350)	$21,345	$492	$21,837

Balance as of March 31, 2018	$7	$7,026	$(13,588)	$29,415	$(983)	$21,877	$1,048	$22,925
Net income	—	—	—	845	—	845	30	875
Dividends on common stock ($0.80 per share)	—	—	—	(345)	—	(345)	—	(345)
Stock-based compensation expense	—	15	—	—	—	15	—	15
Transactions in connection with stock-based compensation plans	—	(10)	(83)	—	—	(93)	—	(93)
Stock purchases under purchase program	—	—	(252)	—	—	(252)	—	(252)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Other	—	1	—	—	—	1	(1)	—
Other comprehensive loss	—	—	—	—	(279)	(279)	(5)	(284)
Balance as of June 30, 2018	$7	$7,032	$(13,923)	$29,915	$(1,262)	$21,769	$1,035	$22,804

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2018	$7	$7,048	$(14,925)	$31,044	$(1,507)	$21,667	$1,064	$22,731
Net income	—	—	—	753	—	753	62	815
Dividends on common stock ($1.80 per share)	—	—	—	(751)	—	(751)	—	(751)
Stock-based compensation expense	—	21	—	—	—	21	—	21
Transactions in connection with stock-based compensation plans	—	(3)	1	—	—	(2)	—	(2)
Stock purchases under purchase program	—	—	(246)	—	—	(246)	—	(246)
Acquisition of Valero Energy Partners LP publicly held common units	—	(328)	—	—	—	(328)	(622)	(950)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Other	—	74	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	157	157	6	163
Balance as of June 30, 2019	$7	$6,812	$(15,170)	$31,046	$(1,350)	$21,345	$492	$21,837

Balance as of December 31, 2017	$7	$7,039	$(13,315)	$29,200	$(940)	$21,991	$909	$22,900
Reclassification of stranded income tax effects of Tax Reform	—	—	—	91	(91)	—	—	—
Net income	—	—	—	1,314	—	1,314	143	1,457
Dividends on common stock ($1.60 per share)	—	—	—	(690)	—	(690)	—	(690)
Stock-based compensation expense	—	29	—	—	—	29	—	29
Transactions in connection with stock-based compensation plans	—	(34)	(100)	—	—	(134)	—	(134)
Stock purchases under purchase program	—	—	(508)	—	—	(508)	—	(508)
Contributions from noncontrolling interests	—	—	—	—	—	—	32	32
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other	—	(2)	—	—	—	(2)	3	1
Other comprehensive loss	—	—	—	—	(231)	(231)	(2)	(233)
Balance as of June 30, 2018	$7	$7,032	$(13,923)	$29,915	$(1,262)	$21,769	$1,035	$22,804

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$815	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,117	1,021
Deferred income tax benefit	(12)	(24)
Changes in current assets and current liabilities	413	(445)
Changes in deferred charges and credits and other operating activities, net	61	188
Net cash provided by operating activities	2,394	2,197
Cash flows from investing activities:
Capital expenditures	(905)	(740)
Deferred turnaround and catalyst costs	(471)	(490)
Investments in joint ventures	(90)	(119)
Capital expenditures of certain variable interest entities (VIEs)	(69)	(78)
Peru Acquisition, net of cash acquired	—	(471)
Acquisitions of undivided interests	(29)	(145)
Minor acquisitions	—	(91)
Other investing activities, net	9	2
Net cash used in investing activities	(1,555)	(2,132)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding borrowings of certain VIEs)	1,892	1,258
Proceeds from borrowings of certain VIEs	70	56
Repayments of debt and finance lease obligations	(1,789)	(1,345)
Purchases of common stock for treasury	(248)	(647)
Common stock dividends	(751)	(690)
Acquisition of Valero Energy Partners LP publicly held common units	(950)	—
Contributions from noncontrolling interests	—	32
Distributions to noncontrolling interests	(18)	(50)
Other financing activities, net	(31)	(16)
Net cash used in financing activities	(1,825)	(1,402)
Effect of foreign exchange rate changes on cash	37	(62)
Net decrease in cash and cash equivalents	(949)	(1,399)
Cash and cash equivalents at beginning of period	2,982	5,850
Cash and cash equivalents at end of period	$2,033	$4,451

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Expense for an operating lease is recognized as a single lease cost on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the leased asset’s function. Amortization expense of a finance lease ROU asset is recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term and is reflected in “depreciation and amortization expense.” Interest expense is incurred based on the carrying value of the lease liability and is reflected in “interest and debt expense, net of capitalized interest.”

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

Adoption of this standard resulted in (i) the recognition of ROU assets and lease liabilities for our operating leases of $1.3 billion, (ii) the derecognition of existing assets under construction of $539 million related to

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a build-to-suit lease arrangement with respect to the MVP Terminal (see Note 6 under “Commitments—MVP Terminal”), and (iii) the presentation of new disclosures about our leasing activities beginning in the first quarter of 2019. Adoption of this standard did not impact our results of operations or liquidity, and our accounting for finance leases is substantially unchanged.
Other
In addition to the adoption of Topic 842 discussed above, we adopted the following Accounting Standards Update (ASU) during the six months ended June 30, 2019. Our adoption of this ASU did not affect our financial statements or related disclosures.

ASU		Adoption Date	Basis of Adoption
2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	January 1, 2019	Cumulative effect

Accounting Pronouncements Not Yet Adopted
The following ASUs have not yet been adopted and are not expected to have a material impact on our financial statements or related disclosures.

ASU		Expected Adoption Date	Basis of Adoption
2016-13	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020	Cumulative effect
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020	Prospectively
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020	Cumulative effect

2.	MERGER AND ACQUISITION

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Peru Acquisition
On May 14, 2018, we acquired 100 percent of the issued and outstanding equity interests in Pure Biofuels del Peru S.A.C. (Pure Biofuels) from Pegasus Capital Advisors L.P. and various minority equity holders. Pure Biofuels markets refined petroleum products through its logistics assets in Peru. This acquisition, which is referred to as the Peru Acquisition, was accounted for as a business acquisition.

We paid $471 million from available cash on hand, of which $122 million was for working capital. During the third and fourth quarters of 2018, we recognized immaterial adjustments to the preliminary amounts recorded for the Peru Acquisition with a corresponding adjustment to goodwill due to the completion of an independent appraisal in the fourth quarter of 2018. The assets acquired and the liabilities assumed were recognized at their acquisition-date fair values, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2018.

3.	INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Refinery feedstocks	$2,092	$2,265
Refined petroleum products and blendstocks	3,564	3,653
Ethanol feedstocks and products	300	298
Renewable diesel feedstocks and products	56	52
Materials and supplies	269	264
Inventories	$6,281	$6,532

As of June 30, 2019 and December 31, 2018, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $2.8 billion and $1.5 billion, respectively. Our non-LIFO inventories accounted for $1.2 billion and $1.1 billion of our total inventories as of June 30, 2019 and December 31, 2018, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	LEASES

General
We have entered into long-term leasing arrangements for the right to use various classes of underlying assets as follows:

•	Pipelines, Terminals, and Tanks includes facilities and equipment used in the storage, transportation, production, and sale of refinery feedstock, refined petroleum product, and corn inventories;

•	Marine Transportation includes time charters for ocean-going tankers and coastal vessels;

•	Rail Transportation includes railcars and related storage facilities;

•	Feedstock Processing Equipment includes machinery, equipment, and various facilities used in our refining, ethanol, and renewable diesel operations;

•	Energy and Gases includes facilities and equipment related to industrial gases and power used in our operations;

•	Real Estate includes land and rights-of-way associated with our refineries and pipelines, as well as office facilities; and

•	Other includes equipment primarily used at our corporate offices, such as printers and copiers.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Costs and Other Supplemental Information
In accordance with Topic 842, our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost by class of underlying asset was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Other	Total
		Marine	Rail
Three months ended June 30, 2019:
Finance lease cost:
Amortization of ROU assets	$12	$—	$—	$1	$1	$—	$—	$14
Interest on lease liabilities	12	—	—	1	1	—	—	14
Operating lease cost	47	34	13	5	2	10	2	113
Variable lease cost	15	7	—	—	—	—	—	22
Short-term lease cost	4	12	—	8	—	—	—	24
Sublease income	—	(15)	—	—	—	(1)	—	(16)
Total lease cost	$90	$38	$13	$15	$4	$9	$2	$171

Six months ended June 30, 2019:
Finance lease cost:
Amortization of ROU assets	$20	$—	$—	$2	$2	$—	$—	$24
Interest on lease liabilities	22	—	—	1	2	—	—	25
Operating lease cost	94	68	24	12	4	14	2	218
Variable lease cost	33	17	—	—	—	—	—	50
Short-term lease cost	7	26	—	14	—	—	—	47
Sublease income	—	(16)	—	—	—	(2)	—	(18)
Total lease cost	$176	$95	$24	$29	$8	$12	$2	$346

In accordance with Topic 840, “rental expense, net of sublease rental income” was as follows (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Minimum rental expense	$122	$251
Contingent rental expense	3	9
Total rental expense	125	260
Less sublease rental income	6	16
Rental expense, net of sublease rental income	$119	$244

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	June 30, 2019
	Operating Leases	Finance Leases
Supplemental balance sheet information:
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$773
Deferred charges and other assets, net	1,385	—
Total ROU assets, net	$1,385	$773

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$40
Accrued expenses	317	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	741
Other long-term liabilities	1,029	—
Total lease liabilities	$1,346	$781

Other supplemental information:
Weighted-average remaining lease term	8.3 years	20.3 years
Weighted-average discount rate	5.0%	5.3%

Supplemental cash flow information related to our operating and finance leases is presented in Note 12.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity Analysis
The remaining minimum lease payments due under our long-term leases were as follows (in millions):

	June 30, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Capital Leases
2019 (a)	$202	$44	$359	$69
2020	314	86	245	65
2021	222	84	178	62
2022	180	85	146	64
2023	148	87	123	65
Thereafter	633	1,066	514	957
Total undiscounted lease payments	1,699	1,452	$1,565	1,282
Less amount associated with discounting	353	671		676
Total lease liabilities	$1,346	$781		$606
____________________

(a)	The amounts as of June 30, 2019 are for the remaining six months of 2019.

Future Lease Commencement
As described and defined in Note 6, we have a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in late 2019. We expect to recognize an ROU asset and lease liability of approximately $1.1 billion in 2020 in connection with this agreement.

5.	DEBT

Public Debt
During the six months ended June 30, 2019, the following activity occurred:

•
We issued $1.0 billion of 4.00 percent Senior Notes due April 1, 2029 (4.00 percent Senior Notes). Proceeds from this debt issuance totaled $992 million before deducting the underwriting discount and other debt issuance costs. The proceeds were used to redeem our 6.125 percent Senior Notes due February 1, 2020 (6.125 percent Senior Notes) for $871 million, or 102.48 percent of stated value, which includes an early redemption fee of $21 million that is reflected in “other income (expense), net” in our statements of income for the three and six months ended June 30, 2019.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs. The proceeds were used to redeem our 9.375 percent Senior Notes due March 15, 2019 (9.375 percent Senior Notes) for $787 million, or 104.9 percent of stated value, which included an early redemption fee of $37 million that is reflected in “other income (expense), net” in our statements of income for the three and six months ended June 30, 2018.

•
VLP issued $500 million of 4.5 percent Senior Notes due March 15, 2028. Proceeds from this debt issuance totaled $498 million before deducting the underwriting discount and other debt issuance costs. The proceeds were available only to the operations of VLP and were used to repay the outstanding balance of $410 million on the VLP Revolver (defined below) and $85 million of VLP’s notes payable to us, which were eliminated in consolidation.

Other Debt
During the six months ended June 30, 2018, we retired $137 million of debt assumed in connection with the Peru Acquisition with available cash on hand.
Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				June 30, 2019
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$33		$3,967
Canadian Revolver	C$	150	November 2019	C$	—	C$	5	C$	145
Accounts receivable sales facility (b)		$1,300	July 2019		$100	n/a			$1,200
Letter of credit facility		$100	November 2019	n/a			$—		$100
Committed facilities of VIE (c):
IEnova Revolver		$340	February 2028		$179	n/a			$161
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$279	n/a

____________

(a)	Letters of credit issued as of June 30, 2019 expire at various times in 2019 through 2020.

(b)	In July 2019, we amended this facility to extend the maturity date from July 2019 to July 2020.

(c)	Creditors of our VIE do not have recourse against us.

Valero Revolver
In March 2019, we amended our revolving credit facility (the Valero Revolver) to increase the borrowing capacity from $3 billion to $4 billion and to extend the maturity date from November 2020 to March 2024. The Valero Revolver also provides for the issuance of letters of credit of up to $2.4 billion.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VLP Revolver
As of December 31, 2018, VLP had a $750 million senior unsecured revolving credit facility (the VLP Revolver) with a group of lenders that was scheduled to mature in November 2020. However, on January 10, 2019, in connection with the completion of the Merger Transaction as described in Note 2, the VLP Revolver was terminated.
Accounts Receivable Sales Facility
During the six months ended June 30, 2019, we sold and repaid $900 million of eligible receivables under our accounts receivable sales facility. As of June 30, 2019 and December 31, 2018, the variable interest rate on the accounts receivable sales facility was 3.1074 percent and 3.0618 percent, respectively.

IEnova Revolver
During the six months ended June 30, 2019 and 2018, Central Mexico Terminals (as described in Note 8) borrowed $70 million and $56 million, respectively, and had no repayments under a combined $340 million unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 8). As of June 30, 2019 and December 31, 2018, the variable interest rate was 6.242 percent and 6.046 percent, respectively.
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and debt expense	$136	$144	$272	$283
Less capitalized interest	24	20	48	38
Interest and debt expense, net of capitalized interest	$112	$124	$224	$245

6.	COMMITMENTS AND CONTINGENCIES

Commitments
MVP Terminal
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), a Delaware limited liability company formed in September 2017 with a subsidiary of Magellan Midstream Partners LP (Magellan), to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. Construction of phases one and two of the project began in 2017 with a total estimated cost of approximately $840 million, of which we have committed to contribute 50 percent (approximately $420 million). The project could expand up to four phases with a total project cost of approximately $1.4 billion if warranted by additional demand and agreed to by Magellan and us. Since inception, we have contributed $330 million to MVP, of which $83 million was contributed during the six months ended June 30, 2019.

Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of phase two, which is expected to occur in late 2019. The terminaling

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On January 1, 2019, as a result of our adoption of Topic 842, we derecognized the asset and liability related to MVP discussed above and recorded our equity investment in MVP of $247 million, which is included in “deferred charges and other assets, net.” The amounts derecognized are noncash investing and financing items, respectively. As of June 30, 2019, our equity investment in MVP was $330 million.

Central Texas Pipeline
We have committed to a 40 percent undivided interest in a project with a subsidiary of Magellan to jointly build an estimated 130-mile, 20-inch refined petroleum products pipeline with a capacity of up to 150,000 barrels per day from Houston to Hearne, Texas. The pipeline is expected to be completed in the third quarter of 2019. The estimated cost of our 40 percent undivided interest in this pipeline is $170 million. Since inception, expenditures have totaled $109 million, of which $29 million was spent during the six months ended June 30, 2019.

7.	EQUITY

Share Activity
There was no significant share activity during the six months ended June 30, 2019 and 2018.

Common Stock Dividends
On July 18, 2019, our board of directors declared a quarterly cash dividend of $0.90 per common share payable on September 4, 2019 to holders of record at the close of business on August 6, 2019.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2019				2018
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of beginning of period	$(869)	$(483)	$—	$(1,352)	$(465)	$(518)	$(983)
Other comprehensive income (loss) before reclassifications	(1)	—	1	—	(286)	—	(286)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2	—	7	7
Other comprehensive income (loss)	(1)	2	1	2	(286)	7	(279)
Balance as of end of period	$(870)	$(481)	$1	$(1,350)	$(751)	$(511)	$(1,262)

	Six Months Ended June 30,
	2019				2018
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of beginning of period	$(1,022)	$(485)	$—	$(1,507)	$(507)	$(433)	$(940)
Other comprehensive income (loss) before reclassifications	152	—	1	153	(244)	—	(244)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4	—	13	13
Other comprehensive income (loss)	152	4	1	157	(244)	13	(231)
Reclassification of stranded income tax effects of Tax Reform to retained earnings	—	—	—	—	—	(91)	(91)
Balance as of end of period	$(870)	$(481)	$1	$(1,350)	$(751)	$(511)	$(1,262)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2019, our significant consolidated VIEs included:

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

	June 30, 2019
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$139	$—	$28	$167
Other current assets	101	20	88	209
Property, plant, and equipment, net	614	201	110	925
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$44	$216	$12	$272
Debt and finance lease obligations, less current portion	1	—	33	34

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	VLP (a)	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$152	$65	$—	$18	$235
Other current assets	2	112	20	64	198
Property, plant, and equipment, net	1,409	576	156	113	2,254
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$27	$28	$118	$9	$182
Debt and finance lease obligations, less current portion	990	—	—	34	1,024

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
Three months ended June 30:
Service cost	$30	$33	$1	$2
Interest cost	25	23	3	3
Expected return on plan assets	(41)	(41)	—	—
Amortization of:
Net actuarial (gain) loss	10	17	(1)	(1)
Prior service credit	(5)	(4)	(2)	(3)
Special charges	2	3	—	—
Net periodic benefit cost	$21	$31	$1	$1

Six months ended June 30:
Service cost	$60	$67	$2	$3
Interest cost	49	46	6	5
Expected return on plan assets	(83)	(82)	—	—
Amortization of:
Net actuarial (gain) loss	20	33	(2)	(1)
Prior service credit	(9)	(9)	(4)	(6)
Special charges	2	5	1	—
Net periodic benefit cost	$39	$60	$3	$1

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income (expense), net” in the statements of income.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018, we plan to contribute approximately $35 million to our pension plans and $21 million to our other postretirement benefit plans during 2019. During the six months ended June 30, 2019 and 2018, we contributed $23 million and $16 million, respectively, to our pension plans and $8 million and $9 million, respectively, to our other postretirement benefit plans.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share:
Net income attributable to Valero stockholders	$612	$845	$753	$1,314
Less income allocated to participating securities	2	3	2	4
Net income available to common stockholders	$610	$842	$751	$1,310

Weighted-average common shares outstanding	415	429	416	430

Earnings per common share	$1.47	$1.96	$1.80	$3.05

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$612	$845	$753	$1,314

Weighted-average common shares outstanding	415	429	416	430
Effect of dilutive securities	2	2	1	2
Weighted-average common shares outstanding – assuming dilution	417	431	417	432

Earnings per common share – assuming dilution	$1.47	$1.96	$1.80	$3.04

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

Receivables from Contracts with Customers
Our receivables from contracts with customers are included in “receivables, net” and totaled $5.6 billion and $4.7 billion as of June 30, 2019 and December 31, 2018, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2019, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

We have three reportable segments — refining, ethanol, and renewable diesel. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income by reportable segment (in millions):

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Three months ended June 30, 2019:
Revenues:
Revenues from external customers	$27,746	$964	$222	$1	$28,933
Intersegment revenues	8	53	73	(134)	—
Total revenues	27,754	1,017	295	(133)	28,933
Cost of sales:
Cost of materials and other	25,172	855	189	(133)	26,083
Operating expenses (excluding depreciation and amortization expense reflected below)	1,026	132	17	—	1,175
Depreciation and amortization expense	518	22	12	—	552
Total cost of sales	26,716	1,009	218	(133)	27,810
Other operating expenses	1	1	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	199	199
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$1,037	$7	$77	$(213)	$908

Three months ended June 30, 2018:
Revenues:
Revenues from external customers	$30,024	$884	$106	$1	$31,015
Intersegment revenues	11	42	46	(99)	—
Total revenues	30,035	926	152	(98)	31,015
Cost of sales:
Cost of materials and other	27,103	754	102	(99)	27,860
Operating expenses (excluding depreciation and amortization expense reflected below)	988	109	13	—	1,110
Depreciation and amortization expense	483	20	7	—	510
Total cost of sales	28,574	883	122	(99)	29,480
Other operating expenses	21	—	—	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	248	248
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$1,440	$43	$30	$(260)	$1,253

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Six months ended June 30, 2019:
Revenues:
Revenues from external customers	$50,964	$1,757	$474	$1	$53,196
Intersegment revenues	10	105	124	(239)	—
Total revenues	50,974	1,862	598	(238)	53,196
Cost of sales:
Cost of materials and other	46,337	1,549	413	(238)	48,061
Operating expenses (excluding depreciation and amortization expense reflected below)	2,097	257	36	—	2,390
Depreciation and amortization expense	1,021	45	23	—	1,089
Total cost of sales	49,455	1,851	472	(238)	51,540
Other operating expenses	3	1	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	408	408
Depreciation and amortization expense	—	—	—	28	28
Operating income by segment	$1,516	$10	$126	$(436)	$1,216

Six months ended June 30, 2018:
Revenues:
Revenues from external customers	$55,477	$1,761	$214	$2	$57,454
Intersegment revenues	15	88	88	(191)	—
Total revenues	55,492	1,849	302	(189)	57,454
Cost of sales:
Cost of materials and other	50,267	1,503	37	(191)	51,616
Operating expenses (excluding depreciation and amortization expense reflected below)	1,999	220	27	—	2,246
Depreciation and amortization expense	944	38	13	—	995
Total cost of sales	53,210	1,761	77	(191)	54,857
Other operating expenses	31	—	—	—	31
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	486	486
Depreciation and amortization expense	—	—	—	26	26
Operating income by segment	$2,251	$88	$225	$(510)	$2,054

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Refining:
Gasolines and blendstocks	$11,530	$12,514	$20,904	$23,143
Distillates	13,476	14,353	25,393	26,903
Other product revenues	2,740	3,157	4,667	5,431
Total refining revenues	27,746	30,024	50,964	55,477
Ethanol:
Ethanol	774	696	1,394	1,397
Distillers grains	190	188	363	364
Total ethanol revenues	964	884	1,757	1,761
Renewable diesel:
Renewable diesel	222	106	474	214
Corporate – other revenues	1	1	1	2
Revenues	$28,933	$31,015	$53,196	$57,454

Total assets by reportable segment were as follows (in millions):

	June 30, 2019	December 31, 2018
Refining	$46,524	$43,488
Ethanol	1,676	1,691
Renewable diesel	898	787
Corporate and eliminations	2,924	4,189
Total assets	$52,022	$50,155

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Decrease (increase) in current assets:
Receivables, net	$(1,664)	$(595)
Inventories	278	(46)
Prepaid expenses and other	406	(35)
Increase (decrease) in current liabilities:
Accounts payable	1,555	661
Accrued expenses	(195)	(83)
Taxes other than income taxes payable	(75)	28
Income taxes payable	108	(375)
Changes in current assets and current liabilities	$413	$(445)

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Interest paid in excess of amount capitalized, including interest on finance leases	$227	$248
Income taxes paid (received), net	(331)	817

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30, 2019
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$216	$25
Financing cash flows	—	15
Changes in lease balances resulting from new and modified leases (a)	1,592	192
___________________

(a)	Includes noncash activity of $1.3 billion for ROU assets for operating leases recorded on January 1, 2019 upon adoption of Topic 842.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities during the six months ended June 30, 2019 also included the derecognition of the property, plant, and equipment and long-term liability related to previous owner accounting and the recognition of our investment in joint venture associated with a build-to-suit lease arrangement as described in Note 6.

There were no significant noncash investing and financing activities during the six months ended June 30, 2018.

13.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2019 and December 31, 2018.

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

	June 30, 2019
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$863	$—	$—	$863	$(803)	$(7)	$53	$—
Physical purchase contracts	—	9	—	9	n/a	n/a	9	n/a
Foreign currency contracts	33	—	—	33	n/a	n/a	33	n/a
Investments of certain benefit plans	60	—	9	69	n/a	n/a	69	n/a
Total	$956	$9	$9	$974	$(803)	$(7)	$164

Liabilities:
Commodity derivative contracts	$815	$—	$—	$815	$(803)	$(12)	$—	$(80)
Environmental credit obligations	—	6	—	6	n/a	n/a	6	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	11	—	—	11	n/a	n/a	11	n/a
Total	$826	$11	$—	$837	$(803)	$(12)	$22

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets:
Commodity derivative contracts	$2,792	$—	$—	$2,792	$(2,669)	$(34)	$89	$—
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	60	—	9	69	n/a	n/a	69	n/a
Total	$2,856	$—	$9	$2,865	$(2,669)	$(34)	$162

Liabilities:
Commodity derivative contracts	$2,681	$—	$—	$2,681	$(2,669)	$(12)	$—	$(136)
Environmental credit obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$2,682	$18	$—	$2,700	$(2,669)	$(12)	$19

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

There were no transfers into or out of Level 3 for assets and liabilities held as of June 30, 2019 and December 31, 2018 that were measured at fair value on a recurring basis.

There was no significant activity during the three and six months ended June 30, 2019 and 2018 related to the fair value amounts categorized in Level 3 as of June 30, 2019 and December 31, 2018.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$2,033	$2,033	$2,982	$2,982
Financial liabilities:
Debt (excluding finance leases)	Level 2	8,710	10,123	8,503	8,986

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with various government and regulatory programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 13), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income is summarized below under “Effect of Derivative Instruments on Income.”

Risk Management Activities by Type of Risk
Commodity Price Risk
We are exposed to market risks related to the volatility in the price of crude oil, refined petroleum products (primarily gasoline and distillate), renewable diesel, grain (primarily corn), soybean oil, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.

We primarily use commodity derivative instruments as cash flow hedges and economic hedges. Our objective for entering into each type of hedge is described below.

•
Cash flow hedges – The objective of our cash flow hedges is to lock in the price of forecasted (i) feedstock, refined petroleum product, or natural gas purchases, or (ii) refined petroleum product or renewable diesel sales at existing market prices that we deem favorable.

•
Economic hedges – Our objectives for holding economic hedges are to (i) manage price volatility in certain feedstock and refined petroleum product inventories and fixed-price purchase contracts, and (ii) lock in the price of forecasted feedstock, refined petroleum product, or natural gas purchases, or refined petroleum product or renewable diesel sales at existing market prices that we deem favorable.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2019	2020
Derivatives designated as cash flow hedges:
Renewable diesel:
Futures – long	805	—
Futures – short	2,348	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	134,826	847
Futures – short	130,343	1,106
Options – long	24,162	—
Options – short	23,687	—
Corn:
Futures – long	54,870	1,465
Futures – short	94,705	9,500
Physical contracts – long	41,285	8,174

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2019, we had foreign currency contracts to purchase $456 million of U.S. dollars and $1.9 billion of U.S. dollar equivalent Canadian dollars. The majority of these commitments matured on or before July 31, 2019.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $67 million and $131 million for the three months ended June 30, 2019 and 2018, respectively, and $158 million and $337 million for the six months ended June 30, 2019 and 2018, respectively. These amounts are reflected in cost of materials and other.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2019 and December 31, 2018 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 13 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2019		December 31, 2018
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$12	$4	$—	$—

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$851	$811	$2,792	$2,681
Physical purchase contracts	Inventories	9	5	—	5
Foreign currency contracts	Receivables, net	33	—	4	—
Foreign currency contracts	Accrued expenses	—	11	—	1
Total		$893	$827	$2,796	$2,687
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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Commodity contracts	Revenues	$5	$—	$5	$—
Commodity contracts	Cost of materials and other	72	(15)	1	(27)
Foreign currency contracts	Cost of materials and other	2	17	(7)	14
Foreign currency contracts	Other income, net	48	(17)	55	(17)

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the completion of the Merger Transaction as described in Note 2, Valero Energy Corporation, the parent company, entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of the following debt issued by Valero Energy Partners LP, an indirect wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of June 30, 2019:

•4.375 percent Senior Notes due December 15, 2026; and

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$246	$—	$1,787	$—	$2,033
Receivables, net	—	—	9,050	—	9,050
Receivables from affiliates	4,382	—	11,824	(16,206)	—
Inventories	—	—	6,281	—	6,281
Prepaid expenses and other	63	—	384	—	447
Total current assets	4,691	—	29,326	(16,206)	17,811
Property, plant and equipment, at cost	—	—	43,110	—	43,110
Accumulated depreciation	—	—	(14,326)	—	(14,326)
Property, plant and equipment, net	—	—	28,784	—	28,784
Investment in affiliates	36,639	2,453	383	(39,475)	—
Deferred charges and other assets, net	547	—	4,880	—	5,427
Total assets	$41,877	$2,453	$63,373	$(55,681)	$52,022
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$—	$—	$323	$—	$323
Accounts payable	—	—	10,135	—	10,135
Accounts payable to affiliates	10,753	1,071	4,382	(16,206)	—
Accrued expenses	123	7	634	—	764
Taxes other than income taxes payable	—	—	1,144	—	1,144
Income taxes payable	99	—	83	—	182
Total current liabilities	10,975	1,078	16,701	(16,206)	12,548
Debt and finance lease obligations, less current portion	7,093	990	1,084	—	9,167
Deferred income tax liabilities	—	2	4,897	—	4,899
Other long-term liabilities	1,972	—	1,599	—	3,571
Equity:
Stockholders’ equity:
Common stock	7	—	1	(1)	7
Additional paid-in capital	6,812	—	9,770	(9,770)	6,812
Treasury stock, at cost	(15,170)	—	—	—	(15,170)
Retained earnings	31,046	—	29,824	(29,824)	31,046
Partners’ equity	—	383	—	(383)	—
Accumulated other comprehensive loss	(1,350)	—	(995)	995	(1,350)
Total stockholders’ equity	21,345	383	38,600	(38,983)	21,345
Noncontrolling interests	492	—	492	(492)	492
Total equity	21,837	383	39,092	(39,475)	21,837
Total liabilities and equity	$41,877	$2,453	$63,373	$(55,681)	$52,022

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$291	$152	$2,539	$—	$2,982
Receivables, net	—	—	7,345	—	7,345
Receivables from affiliates	4,369	2	11,010	(15,381)	—
Inventories	—	—	6,532	—	6,532
Prepaid expenses and other	466	—	355	(5)	816
Total current assets	5,126	154	27,781	(15,386)	17,675
Property, plant and equipment, at cost	—	—	42,473	—	42,473
Accumulated depreciation	—	—	(13,625)	—	(13,625)
Property, plant and equipment, net	—	—	28,848	—	28,848
Investment in affiliates	36,086	2,267	299	(38,652)	—
Long-term notes receivable from affiliates	285	—	—	(285)	—
Deferred charges and other assets, net	572	1	3,059	—	3,632
Total assets	$42,069	$2,422	$59,987	$(54,323)	$50,155
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$—	$—	$238	$—	$238
Accounts payable	14	—	8,580	—	8,594
Accounts payable to affiliates	10,173	837	4,370	(15,380)	—
Accrued expenses	155	7	468	—	630
Accrued expenses to affiliates	—	1	—	(1)	—
Taxes other than income taxes payable	—	—	1,213	—	1,213
Income taxes payable	53	1	—	(5)	49
Total current liabilities	10,395	846	14,869	(15,386)	10,724
Debt and finance lease obligations, less current portion	6,955	990	926	—	8,871
Long-term notes payable to affiliates	—	285	—	(285)	—
Deferred income taxes	—	2	4,960	—	4,962
Other long-term liabilities	1,988	—	879	—	2,867
Equity:
Stockholders’ equity:
Common stock	7	—	1	(1)	7
Additional paid-in capital	7,048	—	9,754	(9,754)	7,048
Treasury stock, at cost	(14,925)	—	—	—	(14,925)
Retained earnings	31,044	—	28,631	(28,631)	31,044
Partners’ equity	—	299	—	(299)	—
Accumulated other comprehensive loss	(1,507)	—	(1,097)	1,097	(1,507)
Total stockholders’ equity	21,667	299	37,289	(37,588)	21,667
Noncontrolling interests	1,064	—	1,064	(1,064)	1,064
Total equity	22,731	299	38,353	(38,652)	22,731
Total liabilities and equity	$42,069	$2,422	$59,987	$(54,323)	$50,155

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$28,933	$—	$28,933
Cost of sales:
Cost of materials and other	—	—	26,083	—	26,083
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	1,175	—	1,175
Depreciation and amortization expense	—	—	552	—	552
Total cost of sales	—	—	27,810	—	27,810
Other operating expenses	—	—	2	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	199	—	199
Depreciation and amortization expense	—	—	14	—	14
Operating income	—	—	908	—	908
Equity in earnings of subsidiaries	821	105	132	(1,058)	—
Other income, net	30	—	157	(175)	12
Interest and debt expense, net of capitalized interest	(231)	(9)	(47)	175	(112)
Income before income tax expense	620	96	1,150	(1,058)	808
Income tax expense (benefit)	(28)	—	188	—	160
Net income	648	96	962	(1,058)	648
Less: Net income attributable to noncontrolling interests	36	—	36	(36)	36
Net income attributable to stockholders	$612	$96	$926	$(1,022)	$612

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$31,015	$—	$31,015
Cost of sales:
Cost of materials and other	—	—	27,860	—	27,860
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	1,110	—	1,110
Depreciation and amortization expense	—	—	510	—	510
Total cost of sales	—	—	29,480	—	29,480
Other operating expenses	—	—	21	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	248	—	248
Depreciation and amortization expense	—	—	13	—	13
Operating income	—	—	1,253	—	1,253
Equity in earnings of subsidiaries	1,052	78	94	(1,224)	—
Other income (expense), net	29	1	143	(178)	(5)
Interest and debt expense, net of capitalized interest	(233)	(14)	(55)	178	(124)
Income before income tax expense	848	65	1,435	(1,224)	1,124
Income tax expense (benefit)	(27)	1	275	—	249
Net income	875	64	1,160	(1,224)	875
Less: Net income attributable to noncontrolling interests	30	—	30	(30)	30
Net income attributable to stockholders	$845	$64	$1,130	$(1,194)	$845

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$53,196	$—	$53,196
Cost of sales:
Cost of materials and other	—	—	48,061	—	48,061
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	2,390	—	2,390
Depreciation and amortization expense	—	—	1,089	—	1,089
Total cost of sales	—	—	51,540	—	51,540
Other operating expenses	—	—	4	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	1	—	407	—	408
Depreciation and amortization expense	—	—	28	—	28
Operating income (loss)	(1)	—	1,217	—	1,216
Equity in earnings of subsidiaries	1,085	187	225	(1,497)	—
Other income, net	84	—	304	(354)	34
Interest and debt expense, net of capitalized interest	(463)	(24)	(91)	354	(224)
Income before income tax expense	705	163	1,655	(1,497)	1,026
Income tax expense (benefit)	(110)	—	321	—	211
Net income	815	163	1,334	(1,497)	815
Less: Net income attributable to noncontrolling interests	62	—	62	(62)	62
Net income attributable to stockholders	$753	$163	$1,272	$(1,435)	$753

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$57,454	$—	$57,454
Cost of sales:
Cost of materials and other	—	—	51,616	—	51,616
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	2,246	—	2,246
Depreciation and amortization expense	—	—	995	—	995
Total cost of sales	—	—	54,857	—	54,857
Other operating expenses	—	—	31	—	31
General and administrative expenses (excluding depreciation and amortization expense reflected below)	1	—	485	—	486
Depreciation and amortization expense	—	—	26	—	26
Operating income (loss)	(1)	—	2,055	—	2,054
Equity in earnings of subsidiaries	1,772	156	273	(2,201)	—
Other income, net	98	1	294	(347)	46
Interest and debt expense, net of capitalized interest	(451)	(26)	(115)	347	(245)
Income before income tax expense	1,418	131	2,507	(2,201)	1,855
Income tax expense (benefit)	(39)	1	436	—	398
Net income	1,457	130	2,071	(2,201)	1,457
Less: Net income attributable to noncontrolling interests	143	—	143	(143)	143
Net income attributable to stockholders	$1,314	$130	$1,928	$(2,058)	$1,314

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$648	$96	$962	$(1,058)	$648
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(27)	27	—
Net gain on pension and other postretirement benefits	2	—	—	—	2
Net gain on cash flow hedges	5	—	5	(5)	5
Other comprehensive income (loss) before income tax expense	7	—	(22)	22	7
Income tax expense related to items of other comprehensive income (loss)	1	—	1	(1)	1
Other comprehensive income (loss)	6	—	(23)	23	6
Comprehensive income	654	96	939	(1,035)	654
Less: Comprehensive income attributable to noncontrolling interests	40	—	40	(40)	40
Comprehensive income attributable to stockholders	$614	$96	$899	$(995)	$614

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$875	$64	$1,160	$(1,224)	$875
Other comprehensive loss:
Foreign currency translation adjustment	(291)	—	(268)	268	(291)
Net gain on pension and other postretirement benefits	9	—	1	(1)	9
Other comprehensive loss before income tax expense	(282)	—	(267)	267	(282)
Income tax expense related to items of other comprehensive loss	2	—	—	—	2
Other comprehensive loss	(284)	—	(267)	267	(284)
Comprehensive income	591	64	893	(957)	591
Less: Comprehensive income attributable to noncontrolling interests	25	—	25	(25)	25
Comprehensive income attributable to stockholders	$566	$64	$868	$(932)	$566

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$815	$163	$1,334	$(1,497)	$815
Other comprehensive income:
Foreign currency translation adjustment	155	—	104	(104)	155
Net gain on pension and other postretirement benefits	5	—	—	—	5
Net gain on cash flow hedges	5	—	5	(5)	5
Other comprehensive income before income tax expense	165	—	109	(109)	165
Income tax expense related to items of other comprehensive income	2	—	1	(1)	2
Other comprehensive income	163	—	108	(108)	163
Comprehensive income	978	163	1,442	(1,605)	978
Less: Comprehensive income attributable to noncontrolling interests	68	—	68	(68)	68
Comprehensive income attributable to stockholders	$910	$163	$1,374	$(1,537)	$910

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,457	$130	$2,071	$(2,201)	$1,457
Other comprehensive loss:
Foreign currency translation adjustment	(246)	—	(192)	192	(246)
Net gain on pension and other postretirement benefits	17	—	1	(1)	17
Other comprehensive loss before income tax expense	(229)	—	(191)	191	(229)
Income tax expense related to items of other comprehensive loss	4	—	—	—	4
Other comprehensive loss	(233)	—	(191)	191	(233)
Comprehensive income	1,224	130	1,880	(2,010)	1,224
Less: Comprehensive income attributable to noncontrolling interests	141	—	141	(141)	141
Comprehensive income attributable to stockholders	$1,083	$130	$1,739	$(1,869)	$1,083

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$244	$(25)	$2,435	$(260)	$2,394
Cash flows from investing activities:
Capital expenditures	—	—	(905)	—	(905)
Deferred turnaround and catalyst costs	—	—	(471)	—	(471)
Investments in joint ventures	—	—	(90)	—	(90)
Capital expenditures of certain VIEs	—	—	(69)	—	(69)
Acquisitions of undivided interests	—	—	(29)	—	(29)
Intercompany investing activities	212	2	(630)	416	—
Other investing activities, net	—	—	9	—	9
Net cash provided by (used in) investing activities	212	2	(2,185)	416	(1,555)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding borrowings of certain VIEs)	992	—	900	—	1,892
Proceeds from borrowings of certain VIEs	—	—	70	—	70
Repayments of debt and finance lease obligations	(871)	—	(918)	—	(1,789)
Intercompany financing activities	395	50	(29)	(416)	—
Purchases of common stock for treasury	(248)	—	—	—	(248)
Common stock dividends	(751)	—	(81)	81	(751)
Acquisition of VLP publicly held common units	—	—	(950)	—	(950)
Distributions to noncontrolling interests and unitholders of VLP	—	(179)	(18)	179	(18)
Other financing activities, net	(18)	—	(13)	—	(31)
Net cash used in financing activities	(501)	(129)	(1,039)	(156)	(1,825)
Effect of foreign exchange rate changes on cash	—	—	37	—	37
Net decrease in cash and cash equivalents	(45)	(152)	(752)	—	(949)
Cash and cash equivalents at beginning of period	291	152	2,539	—	2,982
Cash and cash equivalents at end of period	$246	$—	$1,787	$—	$2,033

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(558)	$(22)	$2,874	$(97)	$2,197
Cash flows from investing activities:
Capital expenditures	—	—	(740)	—	(740)
Deferred turnaround and catalyst costs	—	—	(490)	—	(490)
Investments in joint ventures	—	—	(119)	—	(119)
Capital expenditures of certain VIEs	—	—	(78)	—	(78)
Peru Acquisition, net of cash acquired	—	—	(471)	—	(471)
Acquisitions of undivided interests	—	—	(145)	—	(145)
Minor acquisitions	—	—	(91)	—	(91)
Intercompany investing activities	408	186	(1,339)	745	—
Other investing activities, net	—	—	2	—	2
Net cash provided by (used in) investing activities	408	186	(3,471)	745	(2,132)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding borrowings of certain VIEs)	750	498	10	—	1,258
Proceeds from borrowings of certain VIEs	—	—	56	—	56
Repayments of debt and finance lease obligations	(787)	(410)	(148)	—	(1,345)
Intercompany financing activities	1,341	(87)	(509)	(745)	—
Purchases of common stock for treasury	(647)	—	—	—	(647)
Common stock dividends	(690)	—	(17)	17	(690)
Contributions from noncontrolling interests	—	—	32	—	32
Distributions to noncontrolling interests and unitholders of VLP	—	(103)	(27)	80	(50)
Other financing activities, net	1	(4)	(13)	—	(16)
Net cash used in financing activities	(32)	(106)	(616)	(648)	(1,402)
Effect of foreign exchange rate changes on cash	—	—	(62)	—	(62)
Net increase (decrease) in cash and cash equivalents	(182)	58	(1,275)	—	(1,399)
Cash and cash equivalents at beginning of period	1,746	42	4,062	—	5,850
Cash and cash equivalents at end of period	$1,564	$100	$2,787	$—	$4,451

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

•
legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tariffs and tax and environmental regulations, such as those implemented under the California cap-and-trade system and similar programs, and the U.S. Environmental Protection Agency’s regulation of GHGs, which may adversely affect our business or operations;

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

This Form 10-Q includes references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and refining, ethanol, and renewable diesel segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the accompanying financial tables in “RESULTS OF OPERATIONS” and note (e) to the accompanying tables for reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Also in note (e), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
Second Quarter Results
For the second quarter of 2019, we reported net income attributable to Valero stockholders of $612 million compared to $845 million for the second quarter of 2018, which represents a decrease of $233 million. This decrease is primarily due to lower operating income between the periods, net of the resulting decrease in income tax expense, as described below.

Operating income for the second quarter of 2019 was $908 million compared to $1.3 billion for the second quarter of 2018, which represents a decrease of $345 million. Excluding the adjustments to operating income reflected in the tables on page 52, adjusted operating income decreased $420 million in the second quarter of 2019 compared to the second quarter of 2018.

The $420 million decrease in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $423 million primarily due to weaker discounts on crude oils and other feedstocks, partially offset by improved gasoline and distillate margins. This is more fully described on pages 57 and 58.

•
Ethanol segment. Ethanol segment adjusted operating income decreased by $35 million primarily due to higher corn prices, lower co-product prices, and higher operating expenses (excluding depreciation and amortization expense), partially offset by the effect from increased ethanol production volumes. This is more fully described on pages 58 and 59.

•
Renewable diesel segment. Renewable diesel segment operating income increased by $47 million primarily due to the effect from higher renewable diesel sales volumes. This is more fully described on page 59.

•
Corporate. Adjusted corporate costs increased by $9 million primarily due to increases in legal reserves and taxes other than income taxes, partially offset by a decrease in certain employee incentive compensation expenses. This is more fully described on page 59.

First Six Months Results
For the first six months of 2019, we reported net income attributable to Valero stockholders of $753 million compared to $1.3 billion for the first six months of 2018, which represents a decrease of $561 million. This decrease is primarily due to a $642 million decrease in net income, partially offset by an $81 million decrease in net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests is primarily due to the recognition of a blender’s tax credit in the first six months of 2018 of which $80 million is attributable to the holder of the noncontrolling interest, as described in note (a) to the accompanying tables. The decrease in net income was primarily driven by a decrease in operating income between the periods, net of the resulting decrease in income tax expense, as described below.

Operating income for the first six months of 2019 was $1.2 billion compared to $2.1 billion for the first six months of 2018, which represents a decrease of $838 million. Excluding the adjustments to operating income reflected in the tables on page 62, adjusted operating income decreased $803 million in the first six months of 2019 compared to the first six months of 2018.

The $803 million decrease in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $753 million primarily due to lower gasoline margins and weaker discounts on feedstocks other than crude oil, partially offset by lower cost of biofuel credits and improved distillate margins. This is more fully described on pages 69 and 70.

•
Ethanol segment. Ethanol segment adjusted operating income decreased by $77 million primarily due to higher corn prices, lower ethanol and co-product prices, and higher operating expenses (excluding depreciation and amortization expense), partially offset by the effect from increased ethanol production volumes. This is more fully described on pages 70 and 71.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $61 million primarily due to the effect from higher renewable diesel sales volumes, partially offset by hedge losses on commodity derivative instruments associated with our price risk management activities. This is more fully described on pages 71 and 72.

•
Corporate. Adjusted corporate costs increased by $34 million primarily due to increases in legal reserves and taxes other than income taxes, as well as expenses in the first six months of 2019 associated with the Merger Transaction with VLP, partially offset by a decrease in certain employee incentive compensation expenses. This is more fully described on page 72.

Outlook
Below are several factors that have impacted or may impact our results of operations during the third quarter of 2019:

•
Distillate margins are expected to begin improving due to an anticipated increase in global distillate demand as the market prepares for compliance with the International Maritime Organization’s lower bunker fuel sulfur specifications, which are effective January 1, 2020. Gasoline margins are expected to remain near current levels.

•
Although supplies of sour crude oils available in the market remain suppressed, discounts for medium and heavy sour crude oils are expected to improve as the new bunker fuel sulfur specifications noted above result in lower demand for high sulfur fuel oils, which we expect will compete with sour crude oils as a refining feedstock. Improvement in these discounts lowers our cost of materials and should result in a favorable impact to our refining margins.

•
Sweet crude oil discounts are expected to narrow as U.S. Gulf Coast refiners increase sweet crude oil consumption to offset the loss of medium and heavy sour crude oil supply while export demand for sweet crude oil remains strong. Domestic inland sweet crude oil differentials are also expected to narrow with the anticipated start-up of additional Permian pipeline capacity to the U.S. Gulf Coast markets. As these discounts narrow, our cost of materials increases, which has a negative impact on our refining margins.

•
Ethanol margins are expected to remain weak as high corn prices persist amid concerns over U.S. corn supply caused by unseasonably late planting of the current corn crop in the corn-producing regions of the U.S. Mid-Continent.

•	Renewable diesel margins are expected to remain consistent with current levels.

RESULTS OF OPERATIONS

The following tables highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. In addition, these tables include financial measures that are not defined under U.S. GAAP and represent non-GAAP financial measures. These non-GAAP financial measures are reconciled to their most comparable U.S. GAAP financial measures and include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and refining, ethanol, and renewable diesel segment margin. In note (e) to these tables, we disclose the reasons why we believe our use of non-GAAP financial measures provides useful information.

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

Second Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$27,746	$964	$222	$1	$28,933
Intersegment revenues	8	53	73	(134)	—
Total revenues	27,754	1,017	295	(133)	28,933
Cost of sales:
Cost of materials and other	25,172	855	189	(133)	26,083
Operating expenses (excluding depreciation and amortization expense reflected below)	1,026	132	17	—	1,175
Depreciation and amortization expense	518	22	12	—	552
Total cost of sales	26,716	1,009	218	(133)	27,810
Other operating expenses	1	1	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	199	199
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$1,037	$7	$77	$(213)	908
Other income, net (d)					12
Interest and debt expense, net of capitalized interest					(112)
Income before income tax expense					808
Income tax expense					160
Net income					648
Less: Net income attributable to noncontrolling interests					36
Net income attributable to Valero Energy Corporation stockholders					$612
___________________
See note references on pages 66 through 68.

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,024	$884	$106	$1	$31,015
Intersegment revenues	11	42	46	(99)	—
Total revenues	30,035	926	152	(98)	31,015
Cost of sales:
Cost of materials and other	27,103	754	102	(99)	27,860
Operating expenses (excluding depreciation and amortization expense reflected below)	988	109	13	—	1,110
Depreciation and amortization expense	483	20	7	—	510
Total cost of sales	28,574	883	122	(99)	29,480
Other operating expenses (b)	21	—	—	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	248	248
Depreciation and amortization expense	—	—	—	13	13
Operating income by segment	$1,440	$43	$30	$(260)	1,253
Other expense, net (d)					(5)
Interest and debt expense, net of capitalized interest					(124)
Income before income tax expense					1,124
Income tax expense					249
Net income					875
Less: Net income attributable to noncontrolling interests					30
Net income attributable to Valero Energy Corporation stockholders					$845
___________________
See note references on pages 66 through 68.

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (e)
Operating income by segment (see page 50)	$1,037	$7	$77	$(213)	$908
Exclude:
Other operating expenses	(1)	(1)	—	—	(2)
Adjusted operating income	$1,038	$8	$77	$(213)	$910

	Three Months Ended June 30, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (e)
Operating income by segment (see page 51)	$1,440	$43	$30	$(260)	$1,253
Exclude:
Other operating expenses (b)	(21)	—	—	—	(21)
Environmental reserve adjustment (c)	—	—	—	(56)	(56)
Adjusted operating income	$1,461	$43	$30	$(204)	$1,330
___________________
See note references on pages 66 through 68.

Second Quarter Results -
Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Three Months Ended June 30,
	2019	2018	Change
Throughput volumes (thousand barrels per day (BPD))
Feedstocks:
Heavy sour crude oil	419	482	(63)
Medium/light sour crude oil	257	434	(177)
Sweet crude oil	1,550	1,303	247
Residuals	241	231	10
Other feedstocks	171	121	50
Total feedstocks	2,638	2,571	67
Blendstocks and other	330	327	3
Total throughput volumes	2,968	2,898	70

Yields (thousand BPD)
Gasolines and blendstocks	1,378	1,407	(29)
Distillates	1,141	1,096	45
Other products (f)	483	434	49
Total yields	3,002	2,937	65

Operating statistics (g)
Refining margin (e)	$2,582	$2,932	$(350)
Adjusted refining operating income (see page 52) (e)	$1,038	$1,461	$(423)
Throughput volumes (thousand BPD)	2,968	2,898	70

Refining margin per barrel of throughput	$9.56	$11.12	$(1.56)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput	3.80	3.75	0.05
Depreciation and amortization expense per barrel of throughput	1.92	1.83	0.09
Adjusted refining operating income per barrel of throughput	$3.84	$5.54	$(1.70)
___________________
See note references on pages 66 through 68.

Second Quarter Results -
Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2019	2018	Change
Operating statistics (g)
Ethanol margin (e)	$162	$172	$(10)
Adjusted ethanol operating income (see page 52) (e)	$8	$43	$(35)
Production volumes (thousand gallons per day)	4,533	4,002	531

Ethanol margin per gallon of production	$0.39	$0.47	$(0.08)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.32	0.30	0.02
Depreciation and amortization expense per gallon of production	0.05	0.05	—
Adjusted ethanol operating income per gallon of production	$0.02	$0.12	$(0.10)

Second Quarter Results -
Renewable Diesel Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Three Months Ended June 30,
	2019	2018	Change
Operating statistics (g)
Renewable diesel margin (e)	$106	$50	$56
Renewable diesel operating income	$77	$30	$47
Sales volumes (thousand gallons per day)	769	382	387

Renewable diesel margin per gallon of sales	$1.51	$1.43	$0.08
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of sales	0.25	0.37	(0.12)
Depreciation and amortization expense per gallon of sales	0.17	0.18	(0.01)
Renewable diesel operating income per gallon of sales	$1.09	$0.88	$0.21
___________________
See note references on pages 66 through 68.

Second Quarter Results -
Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Three Months Ended June 30,
	2019	2018	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$68.33	$74.93	$(6.60)
Brent less West Texas Intermediate (WTI) crude oil	8.53	6.93	1.60
Brent less Alaska North Slope (ANS) crude oil	0.15	0.83	(0.68)
Brent less Louisiana Light Sweet (LLS) crude oil	1.30	1.93	(0.63)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.44	5.63	(2.19)
Brent less Maya crude oil	6.23	12.90	(6.67)
LLS crude oil	67.03	73.00	(5.97)
LLS less ASCI crude oil	2.14	3.70	(1.56)
LLS less Maya crude oil	4.93	10.97	(6.04)
WTI crude oil	59.80	68.00	(8.20)

Natural gas (dollars per million British Thermal Units (MMBtu))	2.46	2.89	(0.43)

Products (dollars per barrel, unless otherwise noted)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	6.72	7.47	(0.75)
Ultra-low-sulfur (ULS) diesel less Brent	12.88	13.46	(0.58)
Propylene less Brent	(24.70)	(6.54)	(18.16)
CBOB gasoline less LLS	8.02	9.40	(1.38)
ULS diesel less LLS	14.18	15.39	(1.21)
Propylene less LLS	(23.40)	(4.61)	(18.79)
U.S. Mid-Continent:
CBOB gasoline less WTI	18.76	16.05	2.71
ULS diesel less WTI	22.51	22.02	0.49
North Atlantic:
CBOB gasoline less Brent	10.11	10.37	(0.26)
ULS diesel less Brent	14.76	15.25	(0.49)
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	23.24	18.36	4.88
California Air Resources Board (CARB) diesel less ANS	21.10	18.70	2.40
CARBOB 87 gasoline less WTI	31.62	24.46	7.16
CARB diesel less WTI	29.48	24.80	4.68

Second Quarter Results -
Average Market Reference Prices and Differentials, (continued)

	Three Months Ended June 30,
	2019	2018	Change
Ethanol
Chicago Board of Trade (CBOT) corn (dollars per bushel)	$3.91	$3.83	$0.08
NYH Ethanol (dollars per gallon)	1.54	1.56	(0.02)

Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	1.98	2.15	(0.17)
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.38	0.53	(0.15)
California Low-Carbon Fuel Standard (dollars per metric ton)	188.77	161.57	27.20
CBOT soybean oil (dollars per pound)	0.28	0.31	(0.03)

Total Company, Corporate, and Other
Revenues decreased $2.1 billion in the second quarter of 2019 compared to the second quarter of 2018 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. This decline in revenues was partially offset by lower cost of sales of $1.7 billion primarily due to decreases in crude oil and other feedstock costs and a decrease of $49 million in general and administrative expenses (excluding depreciation and amortization expense), resulting in a decrease in operating income of $345 million in the second quarter of 2019 compared to the second quarter of 2018.

Excluding the adjustments to operating income reflected in the tables on page 52, adjusted operating income decreased by $420 million in the second quarter of 2019 compared to the second quarter of 2018. Details regarding the $420 million decrease in adjusted operating income between the periods are discussed by segment below.

As more fully described in note (d) to the accompanying tables, we redeemed debt in both the second quarter of 2019 and the second quarter of 2018 and incurred early redemption charges of $22 million and $38 million, respectively. The charge in the second quarter of 2019 was $16 million lower than that in the second quarter of 2018 and is the primary reason for the $17 million favorable change in “other income (expense), net” between the periods.

Income tax expense decreased $89 million in the second quarter of 2019 compared to the second quarter of 2018 primarily as a result of lower income before income tax expense. Our effective tax rate was 20 percent for the second quarter of 2019 compared to 22 percent for the second quarter of 2018.

Net income attributable to noncontrolling interests increased $6 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to higher earnings of $23 million attributable to the noncontrolling interest holder of DGD, our consolidated joint venture, partially offset by lower noncontrolling interest of $15 million attributable to VLP’s public common unitholders. As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, upon completion of the Merger Transaction on January 10, 2019, we no longer attribute a portion of VLP’s net income to noncontrolling interests.

Refining Segment Results
Refining segment revenues decreased $2.3 billion in the second quarter of 2019 compared to the second quarter of 2018 primarily due to decreases in refined petroleum product prices. This decline in refining segment revenues was partially offset by lower cost of sales of $1.9 billion due primarily to decreases in crude oil and other feedstock costs, resulting in a decrease in refining segment operating income of $403 million in the second quarter of 2019 compared to the second quarter of 2018.

Excluding the adjustments to refining segment operating income reflected in the tables on page 52, refining segment adjusted operating income decreased $423 million in the second quarter of 2019 compared to the second quarter of 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

Refining segment margin, as defined in note (e) to the accompanying tables, decreased $350 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the following:

•
Lower discounts on crude oils. The market prices for refined petroleum products generally track the price of Brent crude oil, which is a benchmark crude oil, and we benefit when we process crude oils that are priced at a discount to Brent crude oil. While we benefitted from processing these types of crude oils during the second quarter of 2019, that benefit declined compared to the second quarter of 2018. For example, Maya crude oil, a sour crude oil, sold at a $6.23 per barrel discount to Brent crude oil for the second quarter of 2019 compared to a $12.90 per barrel discount for the second quarter of 2018, representing an unfavorable decrease of $6.67 per barrel. Another example is ASCI crude oil, a sour crude oil, which sold at a $3.44 per barrel discount to Brent crude oil for the second quarter of 2019 compared to a $5.63 per barrel discount for the second quarter of 2018, representing an unfavorable decrease of $2.19 per barrel. We estimate that the decrease in the discounts for the crude oils we processed during the second quarter of 2019 compared to the second quarter of 2018 had an unfavorable impact to our refining segment margin of approximately $454 million.

•
Lower discounts on feedstocks other than crude oil. In addition to crude oil, we utilize other feedstocks, such as natural gas and residuals, in certain of our refining processes. We benefit when we process these other feedstocks that are priced at a discount to Brent crude oil, and while we benefitted from processing these types of feedstocks during the second quarter of 2019, that benefit declined compared to the second quarter of 2018. We estimate that the reduction in the discounts for the other feedstocks that we processed during the second quarter of 2019 had an unfavorable impact to our refining segment margin of approximately $155 million.

•
Increase in gasoline margins. We experienced an increase in gasoline margins during the second quarter of 2019 compared to the second quarter of 2018. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent CBOB gasoline was $18.76 per barrel for the second quarter of 2019 compared to $16.05 per barrel for the second quarter of 2018, representing a favorable increase of $2.71 per barrel. Another example is the ANS-based benchmark reference margin for U.S. West Coast CARBOB gasoline, which was $23.24 per barrel for the second quarter of 2019 compared to $18.36 per barrel for the second quarter of 2018, representing a favorable increase of $4.88 per barrel. We estimate that the increase in gasoline margins per barrel in the second quarter of 2019 compared to the second quarter of 2018 had a favorable impact to our refining segment margin of approximately $171 million.

•
Lower costs of biofuel credits. As described in Note 14 of Condensed Notes to Consolidated Financial Statements, we purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs. The cost of these credits (primarily RINs in the U.S.) was $67 million in the second quarter of 2019 compared to $131 million in the second quarter of 2018, a decrease of $64 million.

•
Increase in distillate margins. We also experienced improved distillate margins during the second quarter of 2019 compared to the second quarter of 2018. For example, the WTI-based benchmark reference margin for U.S. Mid-Continent ULS diesel was $22.51 per barrel for the second quarter of 2019 compared to $22.02 per barrel for the second quarter of 2018, representing a favorable increase of $0.49 per barrel. Another example is the ANS-based benchmark reference margin for U.S. West Coast CARB diesel which was $21.10 per barrel for the second quarter of 2019 compared to $18.70 per barrel for the second quarter of 2018, representing a favorable increase of $2.40 per barrel. We estimate that the increase in distillate margins per barrel in the second quarter of 2019 compared to the second quarter of 2018 had a favorable impact to our refining segment margin of approximately $50 million.

Refining segment operating expenses (excluding depreciation and amortization expense) increased$38 million primarily due to an increase in maintenance expenditures.

Refining segment depreciation and amortization expense associated with our cost of sales increased $35 million primarily due to an increase in refinery turnaround and catalyst amortization expense of $19 million and an increase in depreciation expense of $13 million associated with capital projects completed and finance leases that commenced in the latter part of 2018 and early 2019.

Ethanol Segment Results
Ethanol segment revenues increased $91 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the revenue contribution associated with three ethanol plants acquired from Green Plains Inc. (Green Plains) on November 15, 2018. This improvement in ethanol segment revenue was outweighed by higher cost of sales of $126 million, resulting in a decrease in ethanol segment operating income of $36 million in the second quarter of 2019 compared to the second quarter of 2018.

Excluding the adjustments to ethanol segment operating income reflected in the table on page 52, ethanol segment adjusted operating income decreased $35 million in the second quarter of 2019 compared to the second quarter of 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

Ethanol segment margin, as defined in note (e) to the accompanying tables, decreased $10 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the following:

•
Higher corn prices. Corn prices were higher in the second quarter of 2019 compared to the second quarter of 2018. For example, the CBOT corn price was $3.91 per bushel for the second quarter of 2019 compared to $3.83 per bushel for the second quarter of 2018, representing an unfavorable increase of $0.08 per bushel. We estimate that the increase in the price of corn had an unfavorable impact to our ethanol segment margin of approximately $17 million.

•
Lower co-product prices. Prices for the co-products that we produce, primarily distillers grains, were lower in the second quarter of 2019 compared to the second quarter of 2018. We estimate that the decrease in co-product prices had an unfavorable impact to our ethanol segment margin of approximately $16 million.

•
Higher production volumes. Ethanol segment margin was favorably impacted by increased production volumes of 531,000 gallons per day in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the additional production volumes associated with the three plants acquired from Green Plains in November 2018. We estimate that the increase in production volumes had a favorable impact to our ethanol segment margin of approximately $18 million.

Ethanol segment operating expenses (excluding depreciation and amortization expense) increased $23 million primarily due to costs to operate the three plants acquired from Green Plains in November 2018.

Renewable Diesel Segment Results
Renewable diesel segment revenues increased $143 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in renewable diesel sales volumes at our renewable diesel production facility (the DGD plant). This improvement in renewable diesel segment revenues was partially offset by higher cost of sales of $96 million, resulting in an increase in renewable diesel segment operating income of $47 million in the second quarter of 2019 compared to the second quarter of 2018. The components of this increase, along with the reasons for the changes in these components, are outlined below.

Renewable diesel segment margin, as defined in note (e) to the accompanying tables, increased $56 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to the effect from higher sales volumes of 387,000 gallons per day in the second quarter of 2019 compared to the second quarter of 2018. The increase in sales volumes is primarily due to the additional production capacity resulting from the expansion of the DGD plant in the third quarter of 2018. We estimate that the increase in sales volumes had a favorable impact to our renewable diesel segment margin of approximately $51 million.

Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased $4 million, which is attributable to the increase in the production of renewable diesel in the second quarter of 2019 compared to the second quarter of 2018 resulting from the expansion of the DGD plant in the third quarter of 2018.

Renewable diesel segment depreciation and amortization expense associated with our cost of sales increased $5 million primarily due to higher turnaround and catalyst amortization expense of $3 million and depreciation expense associated with the expansion of the DGD plant in the third quarter of 2018 of $2 million.

Corporate
Corporate consists primarily of general and administrative expenses and depreciation and amortization expense associated with our corporate offices. Corporate costs decreased by $47 million in the second quarter of 2019 compared to the second quarter of 2018. Excluding the environmental reserve adjustment of $56 million in the second quarter of 2018 reflected in the table on page 52, adjusted corporate costs increased by $9 million primarily due to increases in legal reserves of $19 million and taxes other than income taxes of $10 million, partially offset by a decrease in certain employee incentive compensation expenses of $20 million.

First Six Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$50,964	$1,757	$474	$1	$53,196
Intersegment revenues	10	105	124	(239)	—
Total revenues	50,974	1,862	598	(238)	53,196
Cost of sales:
Cost of materials and other	46,337	1,549	413	(238)	48,061
Operating expenses (excluding depreciation and amortization expense reflected below)	2,097	257	36	—	2,390
Depreciation and amortization expense	1,021	45	23	—	1,089
Total cost of sales	49,455	1,851	472	(238)	51,540
Other operating expenses	3	1	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	408	408
Depreciation and amortization expense	—	—	—	28	28
Operating income by segment	$1,516	$10	$126	$(436)	1,216
Other income, net (d)					34
Interest and debt expense, net of capitalized interest					(224)
Income before income tax expense					1,026
Income tax expense					211
Net income					815
Less: Net income attributable to noncontrolling interests					62
Net income attributable to Valero Energy Corporation stockholders					$753
___________________
See note references on pages 66 through 68.

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$55,477	$1,761	$214	$2	$57,454
Intersegment revenues	15	88	88	(191)	—
Total revenues	55,492	1,849	302	(189)	57,454
Cost of sales:
Cost of materials and other (a)	50,267	1,503	37	(191)	51,616
Operating expenses (excluding depreciation and amortization expense reflected below)	1,999	220	27	—	2,246
Depreciation and amortization expense	944	38	13	—	995
Total cost of sales	53,210	1,761	77	(191)	54,857
Other operating expenses (b)	31	—	—	—	31
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	486	486
Depreciation and amortization expense	—	—	—	26	26
Operating income by segment	$2,251	$88	$225	$(510)	2,054
Other income, net (d)					46
Interest and debt expense, net of capitalized interest					(245)
Income before income tax expense					1,855
Income tax expense					398
Net income					1,457
Less: Net income attributable to noncontrolling interests (a)					143
Net income attributable to Valero Energy Corporation stockholders					$1,314
___________________
See note references on pages 66 through 68.

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (e)
Operating income by segment (see page 60)	$1,516	$10	$126	$(436)	$1,216
Exclude:
Other operating expenses	(3)	(1)	—	—	(4)
Adjusted operating income	$1,519	$11	$126	$(436)	$1,220

	Six Months Ended June 30, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Reconciliation of operating income to adjusted operating income (e)
Operating income by segment (see page 61)	$2,251	$88	$225	$(510)	$2,054
Exclude:
2017 blender’s tax credit (a)	10	—	160	—	170
Other operating expenses (b)	(31)	—	—	—	(31)
Environmental reserve adjustments (c)	—	—	—	(108)	(108)
Adjusted operating income	$2,272	$88	$65	$(402)	$2,023
___________________
See note references on pages 66 through 68.

First Six Months Results -
Refining Segment Operating Highlights
(millions of dollars, except per barrel amounts)

	Six Months Ended June 30,
	2019	2018	Change
Throughput volumes (thousand BPD)
Feedstocks:
Heavy sour crude oil	415	482	(67)
Medium/light sour crude oil	297	421	(124)
Sweet crude oil	1,513	1,323	190
Residuals	193	226	(33)
Other feedstocks	162	121	41
Total feedstocks	2,580	2,573	7
Blendstocks and other	337	342	(5)
Total throughput volumes	2,917	2,915	2

Yields (thousand BPD)
Gasolines and blendstocks	1,387	1,404	(17)
Distillates	1,115	1,102	13
Other products (f)	445	446	(1)
Total yields	2,947	2,952	(5)

Operating statistics (g)
Refining margin (e)	$4,637	$5,215	$(578)
Adjusted refining operating income (see page 62) (e)	$1,519	$2,272	$(753)
Throughput volumes (thousand BPD)	2,917	2,915	2

Refining margin per barrel of throughput	$8.78	$9.89	$(1.11)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per barrel of throughput	3.97	3.79	0.18
Depreciation and amortization expense per barrel of throughput	1.93	1.79	0.14
Adjusted refining operating income per barrel of throughput	$2.88	$4.31	$(1.43)
___________________
See note references on pages 66 through 68.

First Six Months Results -
Ethanol Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2019	2018	Change
Operating statistics (g)
Ethanol margin (e)	$313	$346	$(33)
Adjusted ethanol operating income (see page 62) (e)	$11	$88	$(77)
Production volumes (thousand gallons per day)	4,376	4,057	319

Ethanol margin per gallon of production	$0.40	$0.47	$(0.07)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of production	0.32	0.30	0.02
Depreciation and amortization expense per gallon of production	0.07	0.05	0.02
Adjusted ethanol operating income per gallon of production	$0.01	$0.12	$(0.11)

First Six Months Results -
Renewable Diesel Segment Operating Highlights
(millions of dollars, except per gallon amounts)

	Six Months Ended June 30,
	2019	2018	Change
Operating statistics (g)
Renewable diesel margin (e)	$185	$105	$80
Adjusted renewable diesel operating income (see page 62) (e)	$126	$65	$61
Sales volumes (thousand gallons per day)	780	377	403

Renewable diesel margin per gallon of sales	$1.31	$1.53	$(0.22)
Less:
Operating expenses (excluding depreciation and amortization expense reflected below) per gallon of sales	0.26	0.40	(0.14)
Depreciation and amortization expense per gallon of sales	0.16	0.18	(0.02)
Adjusted renewable diesel operating income per gallon of sales	$0.89	$0.95	$(0.06)
___________________
See note references on pages 66 through 68.

First Six Months Results -
Average Market Reference Prices and Differentials
(dollars per barrel, except as noted)

	Six Months Ended June 30,
	2019	2018	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$66.08	$71.05	$(4.97)
Brent less WTI crude oil	8.73	5.61	3.12
Brent less ANS crude oil	(0.27)	0.52	(0.79)
Brent less LLS crude oil	1.38	1.66	(0.28)
Brent less ASCI crude oil	3.17	5.26	(2.09)
Brent less Maya crude oil	5.64	11.18	(5.54)
LLS crude oil	64.70	69.39	(4.69)
LLS less ASCI crude oil	1.79	3.60	(1.81)
LLS less Maya crude oil	4.26	9.52	(5.26)
WTI crude oil	57.35	65.44	(8.09)

Natural gas (dollars per MMBtu)	2.66	3.04	(0.38)

Products (dollars per barrel, unless otherwise noted)
U.S. Gulf Coast:
CBOB gasoline less Brent	3.44	7.38	(3.94)
ULS diesel less Brent	13.94	13.62	0.32
Propylene less Brent	(22.67)	(6.68)	(15.99)
CBOB gasoline less LLS	4.82	9.04	(4.22)
ULS diesel less LLS	15.32	15.28	0.04
Propylene less LLS	(21.29)	(5.02)	(16.27)
U.S. Mid-Continent:
CBOB gasoline less WTI	14.23	14.76	(0.53)
ULS diesel less WTI	23.70	20.93	2.77
North Atlantic:
CBOB gasoline less Brent	5.68	9.63	(3.95)
ULS diesel less Brent	16.10	15.60	0.50
U.S. West Coast:
CARBOB 87 gasoline less ANS	15.49	15.82	(0.33)
CARB diesel less ANS	18.65	17.99	0.66
CARBOB 87 gasoline less WTI	24.49	20.91	3.58
CARB diesel less WTI	27.65	23.08	4.57

First Six Months Results -
Average Market Reference Prices and Differentials, (continued)

	Six Months Ended June 30,
	2019	2018	Change
Ethanol
CBOT corn (dollars per bushel)	$3.82	$3.75	$0.07
NYH Ethanol (dollars per gallon)	1.49	1.54	(0.05)

Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	1.96	2.07	(0.11)
Biodiesel RIN (dollars per RIN)	0.44	0.66	(0.22)
California Low-Carbon Fuel Standard (dollars per metric ton)	191.49	148.85	42.64
CBOT soybean oil (dollars per pound)	0.29	0.32	(0.03)

The following notes relate to references on pages 50 through 54 and pages 60 through 64.

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

(c)
General and administrative expenses (excluding depreciation and amortization expense) for the three and six months ended June 30, 2018 includes a charge of $56 million and $108 million, respectively, for environmental reserve adjustments associated with certain non-operating sites.

(d)
“Other income (expense), net” for the three and six months ended June 30, 2019 and 2018 includes a $22 million charge from the early redemption of $850 million of our 6.125 percent Senior Notes and a $38 million charge from the early redemption of $750 million of our 9.375 percent Senior Notes.

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

◦
Ethanol margin is defined as ethanol operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected below.

◦
Renewable diesel margin is defined as renewable diesel operating income excluding the 2017 blender’s tax credit (see note (a)), operating expenses (excluding depreciation and amortization expense), and depreciation and amortization expense, as reflected below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of refining operating income to refining margin:
Refining operating income	$1,037	$1,440	$1,516	$2,251
Exclude:
2017 blender’s tax credit (a)	—	—	—	10
Operating expenses (excluding depreciation and amortization expense reflected below)	(1,026)	(988)	(2,097)	(1,999)
Depreciation and amortization expense	(518)	(483)	(1,021)	(944)
Other operating expenses (b)	(1)	(21)	(3)	(31)
Refining margin	$2,582	$2,932	$4,637	$5,215

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of ethanol operating income to ethanol margin:
Ethanol operating income	$7	$43	$10	$88
Exclude:
Operating expenses (excluding depreciation and amortization expense reflected below)	(132)	(109)	(257)	(220)
Depreciation and amortization expense	(22)	(20)	(45)	(38)
Other operating expenses	(1)	—	(1)	—
Ethanol margin	$162	$172	$313	$346

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of renewable diesel operating income to renewable diesel margin:
Renewable diesel operating income	$77	$30	$126	$225
Exclude:
2017 blender’s tax credit (a)	—	—	—	160
Operating expenses (excluding depreciation and amortization expense reflected below)	(17)	(13)	(36)	(27)
Depreciation and amortization expense	(12)	(7)	(23)	(13)
Renewable diesel margin	$106	$50	$185	$105

◦	Adjusted refining operating income is defined as refining segment operating income excluding the 2017 blender’s tax credit (see note (a)) and other operating expenses.

◦	Adjusted ethanol operating income is defined as ethanol segment operating income excluding other operating expenses.

◦	Adjusted renewable diesel operating income is defined as renewable diesel operating income excluding the 2017 blender’s tax credit (see note (a)).

◦	Adjusted corporate costs is defined as corporate and eliminations excluding the environmental reserve adjustments associated with certain non-operating sites (see note (c)).

(f)	Other products primarily includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur, and asphalt.

(g)	Valero uses certain operating statistics (as noted below) to evaluate performance between comparable periods. Different companies may calculate them in different ways.

Refining segment margin per barrel of throughput and adjusted refining segment operating income per barrel of throughput represents refining segment margin and adjusted refining segment operating income (each as defined in note (e) above) divided by throughput volumes. Ethanol segment margin per gallon of production and adjusted ethanol segment operating income per gallon of production represent ethanol segment margin (as defined in note (e) above) and ethanol segment adjusted operating income divided by production volumes. Renewable diesel segment margin per gallon of sales and adjusted renewable diesel segment operating income per gallon of sales represent renewable diesel segment margin and adjusted renewable diesel segment operating income (each as defined in note (e) above) divided by sales volumes.

Throughput, production, and sales volumes are calculated by multiplying throughput, production, and sales volumes per day (as provided in the accompanying tables), respectively, by the number of days in the applicable period. We use throughput volumes, production volumes, and sales volumes for the refining segment, ethanol segment, and renewable diesel segment, respectively, due to their general use by others who operate facilities similar to those included in our segments. We believe the use of such volumes results in per unit amounts that are most representative of the product margins generated and the operating costs incurred as a result of our operation of those facilities.

Total Company, Corporate, and Other
Revenues decreased $4.3 billion in the first six months of 2019 compared to the first six months of 2018 primarily due to decreases in refined petroleum product prices associated with our refining segment. This decline in revenues was partially offset by lower cost of sales of $3.3 billion primarily due to decreases in crude oil and other feedstock costs and a decrease of $78 million in general and administrative expenses

(excluding depreciation and amortization expense), resulting in a decrease in operating income of $838 million in the first six months of 2019 compared to the first six months of 2018.

Excluding the adjustments to operating income reflected in the tables on page 62, adjusted operating income was $1.2 billion for the first six months of 2019 compared to $2.0 billion for the first six months of 2018. Details regarding the $803 million decrease in adjusted operating income between the periods are discussed by segment below.

“Other income, net” decreased by $12 million in the first six months of 2019 compared to the first six months of 2018. This decrease was primarily due to lower interest income of $15 million and higher foreign currency transaction losses of $10 million, partially offset by the favorable effect of a $16 million lower charge for the early redemption of debt between the periods. As more fully described in note (d) to the accompanying tables, we redeemed debt in both the first six months of 2019 and the first six months of 2018 and incurred early redemption charges of $22 million and $38 million, respectively.

Income tax expense decreased $187 million in the first six months of 2019 compared to the first six months of 2018 primarily as a result of lower income before income tax expense. Our effective tax rate was 21 percent for the first six months of 2019 and the first six months of 2018.

Net income attributable to noncontrolling interests decreased $81 million in the first six months of 2019 compared to the first six months of 2018 primarily due to the recognition of a blender’s tax credit in the first six months of 2018 of which $80 million is attributable to the holder of the noncontrolling interest, as described in note (a) to the accompanying tables.

Refining Segment Results
Refining segment revenues decreased $4.5 billion in the first six months of 2019 compared to the first six months of 2018 primarily due to decreases in refined petroleum product prices. This decline in refining segment revenues was partially offset by lower cost of sales of $3.8 billion primarily due to decreases in crude oil and other feedstock costs, resulting in a decrease in refining segment operating income of $735 million in the first six months of 2019 compared to the first six months of 2018.
Excluding the adjustments to refining segment operating income reflected in the tables on page 62, refining segment adjusted operating income decreased $753 million in the first six months of 2019 compared to the first six months of 2018. The components of this decrease, along with reasons for the changes in these components, are outlined below.

Refining segment margin, as defined in note (e) to the accompanying tables, decreased $578 million in the first six months of 2019 compared to the first six months of 2018, primarily due to the following:

•
Decrease in gasoline margins. We experienced a decrease in gasoline margins during the first six months of 2019 compared to the first six months of 2018. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast CBOB gasoline was $3.44 per barrel for the first six months of 2019 compared to $7.38 per barrel for the first six months of 2018, representing an unfavorable decrease of $3.94 per barrel. Another example is the Brent-based benchmark reference margin for North Atlantic CBOB gasoline, which was $5.68 per barrel for the first six months of 2019 compared to $9.63 per barrel for the first six months of 2018, representing an unfavorable decrease of $3.95 per barrel. We estimate that the decrease in gasoline margins per barrel in the first six months of 2019 compared to the first six months of 2018 had an unfavorable impact to our refining segment margin of approximately $571 million.

•
Lower discounts on feedstocks other than crude oil. In addition to crude oil, we utilize other feedstocks, such as natural gas and residuals, in certain of our refining processes. We benefit when we process these other feedstocks that are priced at a discount to Brent crude oil, and while we benefitted from processing these types of feedstocks during the first six months of 2019, that benefit declined compared to the first six months of 2018. We estimate that the decrease in the discounts for the other feedstocks that we processed during the first six months of 2019 compared to the first six months of 2018 had an unfavorable impact to our refining segment margin of approximately $223 million.

•
Lower costs of biofuel credits. As more fully described in Note 14 of Condensed Notes to Consolidated Financial Statements, we must purchase biofuel credits in order to meet our biofuel blending obligation under various government and regulatory compliance programs, and the cost of these credits (primarily RINs in the U.S.) decreased by $179 million from $337 million for the first six months of 2018 to $158 million for the first six months of 2019.

•
Increase in distillate margins. We experienced improved distillate margins in most of our regions during the first six months of 2019 compared to the first six months of 2018. For example, the Brent-based benchmark reference margin for U.S. Gulf Coast ULS diesel was $13.94 per barrel for the first six months of 2019 compared to $13.62 per barrel for the first six months of 2018, representing a favorable increase of $0.32 per barrel. Another example is the WTI-based benchmark reference margin for U.S. Mid-Continent ULS diesel, which was $23.70 per barrel for the first six months of 2019 compared to $20.93 per barrel for the first six months of 2018, representing a favorable increase of $2.77 per barrel. We estimate that the increase in distillate margins per barrel in the first six months of 2019 compared to the first six months of 2018 had a favorable impact to our refining segment margin of approximately $157 million.

Refining segment operating expenses (excluding depreciation and amortization expense) increased $98 million primarily due to an increase in maintenance expenditures of $59 million, along with the effect of favorable property tax settlements of $20 million and a sales and use tax refund of $7 million received in the first six months of 2018 that did not recur in the first six months of 2019.

Refining segment depreciation and amortization expense associated with our cost of sales increased $77 million primarily due to an increase in refinery turnaround and catalyst amortization expense of $45 million and an increase in depreciation expense of $25 million associated with capital projects completed and finance leases that commenced in the latter part of 2018 and early 2019.

Ethanol Segment Results
Ethanol segment revenues increased $13 million in the first six months of 2019 compared to the first six months of 2018 primarily due to the revenue contribution associated with three ethanol plants acquired from Green Plains in November 2018, partially offset by a decrease in ethanol prices. This improvement in ethanol segment revenue was outweighed by higher cost of sales of $90 million resulting in a decrease in ethanol segment operating income of $78 million in the first six months of 2019 compared to the first six months of 2018.

Excluding the adjustments to ethanol segment operating income reflected in the table on page 62, ethanol segment adjusted operating income decreased $77 million in the first six months of 2019 compared to the first six months of 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

Ethanol segment margin, as defined in note (e) to the accompanying tables, decreased $33 million in the first six months of 2019 compared to the first six months of 2018, primarily due to the following:

•
Higher corn prices. Corn prices were higher in the first six months of 2019 compared to the first six months of 2018. For example, the CBOT corn price was $3.82 per bushel for the first six months of 2019 compared to $3.75 per bushel for the first six months of 2018, representing an unfavorable increase of $0.07 per bushel. We estimate that the increase in the price of corn had an unfavorable impact to our ethanol segment margin of approximately $23 million.

•
Lower co-product prices. Prices for the co-products that we produce, primarily distillers grains, were lower in the first six months of 2019 compared to the first six months of 2018. We estimate that the decrease in co-product prices had an unfavorable impact to our ethanol segment margin of approximately $16 million.

•
Lower ethanol prices. Ethanol prices were lower in the first six months of 2019 compared to the first six months of 2018 primarily due to an increase in domestic production. For example, the New York Harbor ethanol price was $1.49 per gallon for the first six months of 2019 compared to $1.54 per gallon for the first six months of 2018, representing an unfavorable decrease of $0.05 per gallon. We estimate that the decrease in the price of ethanol had an unfavorable impact to our ethanol segment margin of $12 million.

•
Higher production volumes. Ethanol segment margin was favorably impacted by increased production volumes of 319,000 gallons per day in the first six months of 2019 compared to the first six months of 2018 primarily due to the additional production volumes associated with the three plains acquired from Green Plains. We estimate that the increase in production volumes had a favorable impact to our ethanol segment margin of $18 million.

Ethanol segment operating expenses (excluding depreciation and amortization expense) increased $37 million primarily due to costs to operate the three plants acquired from Green Plains in November 2018 of $52 million, partially offset by lower energy costs of $7 million and lower chemical and catalyst expenses of $6 million.

Ethanol segment depreciation and amortization expense associated with our cost of sales increased $7 million primarily due to depreciation expense associated with the three plants acquired from Green Pains in November 2018.

Renewable Diesel Segment Results
Renewable diesel segment revenues increased $296 million in the first six months of 2019 compared to the first six months of 2018 primarily due to an increase in renewable diesel sales volumes. This improvement in renewable diesel segment revenues was outweighed by higher cost of sales of $395 million primarily due to the effect from the 2017 blender’s tax credit of $160 million recognized in the first six months of 2018 (as described in note (a) to the accompanying tables) and incremental costs attributable to the expanded production capacity of the DGD plant, resulting in a decrease in renewable diesel segment operating income of $99 million in the first six months of 2019 compared to the first six months of 2018.

Excluding the 2017 blender’s tax credit recognized in the first six months of 2018 reflected in the table on page 62, renewable diesel segment adjusted operating income increased $61 million in the first six months of 2019 compared to the first six months of 2018. The components of this increase, along with the reasons for the changes in these components, are outlined below.

Renewable diesel segment margin, as defined in note (e) to the accompanying tables, increased $80 million in the first six months of 2019 compared to the first six months of 2018 primarily due to the following:

•
Higher sales volumes. Renewable diesel segment margin was favorably impacted by increased sales volumes of 403,000 gallons per day in the first six months of 2019 compared to the first six months of 2018 primarily due to the additional production capacity resulting from the expansion of the DGD plant in the third quarter of 2018. We estimate that the increase in sales volumes had a favorable impact to our renewable diesel segment margin of approximately $115 million.

•
Price risk management activities. We recognized a hedge loss of $27 million in the first six months of 2019 from commodity derivative instruments associated with our price risk management activities compared to a loss of $2 million in the first six months of 2018, representing an unfavorable impact to our renewable diesel segment margin of $25 million.

Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased $9 million, which is primarily attributable to the increase in the production of renewable diesel in the first six months of 2019 compared to the first six months of 2018 resulting from the expansion of the DGD plant in the third quarter of 2018.

Renewable diesel segment depreciation and amortization expense associated with our cost of sales increased $10 million primarily due to higher turnaround and catalyst amortization of $5 million and depreciation expense associated with the expansion of the DGD plant in the third quarter of 2018 of $4 million.

Corporate
Corporate consists primarily of general and administrative expenses and depreciation and amortization expense associated with our corporate offices. Corporate costs decreased by $74 million in the first six months of 2019 compared to the first six months of 2018. Excluding the environmental reserve adjustments of $108 million for the first six months of 2018 reflected in the table on page 62, adjusted corporate costs increased by $34 million primarily due to increases in legal reserves of $24 million and taxes other than income taxes of $10 million, as well as expenses in the first six months of 2019 associated with the Merger Transaction with VLP of $7 million, partially offset by a decrease in certain employee incentive compensation expenses of $14 million.

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

Our liquidity consisted of the following as of June 30, 2019 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$3,967
Canadian Revolver	111
Accounts receivable sales facility	1,200
Letter of credit facility	100
Total available borrowing capacity	5,378
Cash and cash equivalents(a)	1,866
Total liquidity	$7,244
___________________

(a)	Excludes $167 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 5 of Condensed Notes to Consolidated Financial Statements.

Cash Flows Summary
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$2,394	$2,197
Investing activities	(1,555)	(2,132)
Financing activities	(1,825)	(1,402)
Effect of foreign exchange rate changes on cash	37	(62)
Net decrease in cash and cash equivalents	$(949)	$(1,399)

Cash Flows for the Six Months Ended June 30, 2019
Our operations generated $2.4 billion of cash in the first six months of 2019, driven primarily by net income of $815 million, noncash charges to income for depreciation and amortization expense of $1.1 billion, and a positive change in working capital of $413 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is detailed in Note 12 of Condensed Notes to Consolidated Financial Statements. The source of cash resulting from the $413 million change in working capital was mainly due to:

•	an increase in accounts payable due to an increase in commodity prices combined with an increase in crude oil volumes purchased and the timing of payments of invoices;

•
a decrease in prepaid expenses and other mainly due to a decrease in income taxes receivable resulting from a refund of $348 million, including interest, associated with the settlement of the combined audit related to our U.S. federal income tax returns for 2010 and 2011;

•	a decrease in inventories due to lower inventory levels; partially offset by

•	an increase in receivables resulting from an increase in sales volumes combined with an increase in commodity prices; and

•	a decrease in accrued expenses mainly due to the payment of our annual incentive compensation related to 2018.

The $2.4 billion of cash generated by our operations, along with (i) $992 million of proceeds from the debt issuance related to our 4.00 percent Senior Notes, (ii) $70 million of proceeds from borrowings of certain VIEs, and (iii) $949 million from available cash on hand, were used mainly to:

•	fund $1.5 billion in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	fund $69 million of capital expenditures of certain VIEs;

•	redeem our 6.125 percent Senior Notes for $871 million (or 102.48 percent of stated value);

•	make payments on debt and finance lease obligations of $18 million;

•	purchase common stock for treasury of $248 million;

•	pay common stock dividends of $751 million; and

•	acquire all of the outstanding publicly held common units of VLP for $950 million.

In addition, during the six months ended June 30, 2019, we sold and repaid $900 million of eligible receivables under our accounts receivable sales facility.

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

The $2.2 billion of cash generated by our operations, along with (i) $1.3 billion in proceeds from debt issuances and borrowings, (ii) $56 million in proceeds from borrowings of certain VIEs, and (iii) $1.4 billion from available cash on hand, were used mainly to:

•	fund $1.3 billion in capital investments, which include capital expenditures, deferred turnaround and catalyst costs, and investments in joint ventures;

•	fund $78 million of capital expenditures of certain VIEs;

•	fund $562 million for the Peru Acquisition and other minor acquisitions;

•	acquire undivided interests in pipeline and terminal assets for $145 million;

•	redeem our 9.375 percent Senior Notes for $787 million (or 104.9 percent of stated value);

•	make payments on debt and finance lease obligations of $421 million, of which $410 million related to the repayment of all outstanding borrowings under the VLP Revolver;

•	retire $137 million of debt assumed in connection with the Peru Acquisition;

•	purchase common stock for treasury of $647 million; and

•	pay common stock dividends of $690 million.

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

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion of our outstanding common stock (the 2018 program) with no expiration date. As of June 30, 2019, we had $2.0 billion remaining available for purchase under the 2018 Program. We have no obligation to make purchases under this program.

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
Tax Matters
The Internal Revenue Service has ongoing audits related to our U.S. federal income tax returns from 2012 through 2015. During the first quarter of 2019, we settled the combined audit related to our U.S. federal income tax returns for 2010 and 2011 and, in the second quarter of 2019, we received a refund of $348 million, including interest, associated with this audit. We did not have a significant change to our uncertain tax positions upon the settlement of the 2010 and 2011 combined audit. We believe that the ultimate settlement of our 2012 through 2015 audits will not be material to our financial position, results of operations, or liquidity.

Cash Held by Our International Subsidiaries
As of December 31, 2017, the accumulated earnings and profits of our international subsidiaries not previously distributed were included in our computation of the one-time deemed repatriation tax liability associated with the enactment of the Tax Cuts and Jobs Act of 2017. Because of the deemed repatriation of these accumulated earnings and profits, there are no longer any U.S. federal income tax consequences associated with the repatriation of any of the $1.6 billion of cash and cash equivalents held by our international subsidiaries as of June 30, 2019. However, certain countries in which our international subsidiaries are organized impose withholding taxes on cash distributed outside of those countries. We have accrued for withholding taxes on the portion of the cash held by one of our international subsidiaries that we have deemed not to be permanently reinvested in our operations in that country. The remaining cash held by that subsidiary, as well as our other international subsidiaries, will be permanently reinvested in our operations in those countries.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2019. However, in the ordinary course of business, we had various debt-related activities during the six months ended June 30, 2019 as described in Note 5 of Condensed Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements would increase. As of June 30, 2019, all of our ratings on our senior unsecured debt, including debt guaranteed by us, are at or above investment grade level as follows:

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2019, there were no significant changes to our critical accounting policies that involved critical accounting estimates since the date our annual report on Form 10‑K for the year ended December 31, 2018 was filed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

We are exposed to market risks related to the volatility in the price of crude oil, refined petroleum products (primarily gasoline and distillate), renewable diesel, grain (primarily corn), soybean oil, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, including futures and options to manage the volatility of:

•
inventories and firm commitments to purchase inventories generally for amounts by which our current year inventory levels (determined on a LIFO basis) differ from our previous year-end LIFO inventory levels; and

•
forecasted feedstock and refined petroleum product purchases, refined petroleum product sales, renewable diesel sales, or natural gas purchases to lock in the price of those forecasted transactions at existing market prices that we deem favorable.

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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	June 30, 2019	December 31, 2018
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(1)	$2
10% decrease in underlying commodity prices	2	(6)

See Note 14 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2019.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of June 30, 2019 and December 31, 2018, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	June 30, 2019
	Expected Maturity Dates
	Remainder of 2019	2020	2021	2022	2023	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$10	$—	$—	$8,474	$8,484	$9,805
Average interest rate	—%	—%	5%	—%	—%	5.2%	5.2%
Floating rate (b)	$282	$6	$6	$6	$18	$—	$318	$318
Average interest rate	5.1%	4.5%	4.5%	4.5%	4.5%	—%	5.0%

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total (a)	Fair Value
Fixed rate	$—	$850	$10	$—	$—	$7,474	$8,334	$8,737
Average interest rate	—%	6.1%	5%	—%	—%	5.4%	5.5%
Floating rate (b)	$214	$5	$5	$5	$20	$—	$249	$249
Average interest rate	4.6%	4.7%	4.7%	4.7%	4.7%	—%	4.6%
____________________

(a)	Excludes unamortized discounts and debt issuance costs.

(b)
As of June 30, 2019 and December 31, 2018, we had an interest rate swap associated with $39 million and $40 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of June 30, 2019, we had foreign currency contracts to purchase $456 million of U.S. dollars and $1.9 billion of U.S. dollar equivalent Canadian dollars. Our market risk was minimal on these contracts, as the majority of them matured on or before July 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Attorney General of the State of Texas (Texas AG) (Port Arthur Refinery). The Texas AG has filed suit against our Port Arthur Refinery in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. We are working with the Texas AG to resolve these allegations.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi Refinery). In our quarterly report on Form 10-Q for the quarter ended March 31, 2019, we reported that we had received a proposed Agreed Order from the TCEQ in the amount of $167,550 for inspection and permit violations related to third party tanks located at our Corpus Christi Refinery that we operate. We have resolved this matter with the TCEQ.

ITEM 1A.	RISK FACTORS

There have been no changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2019	1,173	$86.78	1,173	—	$2.2 billion
May 2019	1,054,392	$81.21	4,292	1,050,100	$2.1 billion
June 2019	1,585,912	$79.81	2,122	1,583,790	$2.0 billion
Total	2,641,477	$80.37	7,587	2,633,890	$2.0 billion
___________________

(a)
The shares reported in this column represent purchases settled in the second quarter of 2019 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock, with no expiration date. As of June 30, 2019, we had $2.0 billion remaining available for purchase under the 2018 Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File–the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.
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
Date: August 6, 2019