Form 10-K
period 2019-12-31
VALERO ENERGY CORP/TX
filed 2020-02-26
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $35.5 billion based on the last sales price quoted as of June 28, 2019 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2020, 409,337,126 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for April 30, 2020, at which directors will be elected. Portions of the 2020 Proxy Statement are incorporated by reference in Part III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2020 Proxy Statement where certain information required in Part III of this Form 10-K may be found.

Form 10-K Item No. and Caption		Heading in 2020 Proxy Statement

10.	Directors, Executive Officers and Corporate Governance
Information Regarding the Board of Directors, Independent Directors, Audit Committee, Proposal No. 1 Election of Directors, Information Concerning Nominees and Other Directors, Identification of Executive Officers, and Governance Documents and Codes of Ethics

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

PART I

ITEMS 1. and 2. BUSINESS AND PROPERTIES

OVERVIEW

We are a Fortune 500 company based in San Antonio, Texas. Our corporate offices are at One Valero Way, San Antonio, Texas, 78249, and our telephone number is (210) 345-2000. We were incorporated in Delaware in 1981 under the name Valero Refining and Marketing Company. We changed our name to Valero Energy Corporation on August 1, 1997. Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol “VLO.” On January 31, 2020, we had 10,222 employees.

We own 15 petroleum refineries located in the United States (U.S.), Canada, and the United Kingdom (U.K.) with a combined throughput capacity of approximately 3.15 million barrels per day (BPD). Our refineries produce conventional gasolines, premium gasolines, gasoline meeting the specifications of the California Air Resources Board (CARB), diesel, low-sulfur diesel, ultra-low-sulfur diesel, CARB diesel, other distillates, jet fuel, asphalt, petrochemicals, lubricants, and other refined petroleum products. We also own 14 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.73 billion gallons per year. We are also a joint venture partner in Diamond Green Diesel Holdings LLC (DGD), which owns and operates a renewable diesel plant in Norco, Louisiana. We sell our products in the wholesale rack or bulk markets in the U.S., Canada, the U.K., Ireland, and Latin America. Approximately 7,000 outlets carry our brand names.

On January 10, 2019, we completed our acquisition of all of the outstanding publicly held common units of Valero Energy Partners LP (VLP) as described in Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

AVAILABLE INFORMATION

Our website address is www.valero.com. Information on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports, as well as any amendments to those reports, filed with (or furnished to) the U.S. Securities and Exchange Commission (SEC) are available on our website (under About Valero > Investor Relations > Financial Information > SEC Filings) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines and other governance policies, codes of ethics, and the charters of the committees of our board of directors. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

VALERO’S OPERATIONS

Effective January 1, 2019, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, we created a new reportable segment — renewable diesel — because of the growing importance of renewable fuels in the market and the growth of our investments in renewable fuels production. The renewable diesel segment includes the operations of DGD, which were transferred from the refining segment on January 1, 2019. Also effective January 1, 2019, we no longer have a VLP segment, and we include the operations of VLP in our refining segment. This change was made because of the Merger Transaction with VLP, as defined and discussed in Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference, and the resulting change in how we manage VLP’s operations. We no longer manage VLP as a business but as logistics assets that support the operations of our refining segment.

As a result, as of December 31, 2019, we had three reportable segments as follows:

•	Refining segment includes our refining operations, the associated marketing activities, and logistics assets that support our refining operations;

•	Ethanol segment includes our ethanol operations, the associated marketing activities, and logistics assets that support our ethanol operations; and

•
Renewable diesel segment includes the operations of DGD, our consolidated joint venture, as discussed in Note 12 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Financial information about these segments is presented in Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

REFINING
Refining Operations
As of December 31, 2019, our refining operations included 15 petroleum refineries in the U.S., Canada, and the U.K., with a combined total throughput capacity of approximately 3.15 million BPD. The following table presents the locations of these refineries and their approximate feedstock throughput capacities as of December 31, 2019.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S.
Benicia	California	170,000
Wilmington	California	135,000
Meraux	Louisiana	135,000
St. Charles	Louisiana	340,000
Ardmore	Oklahoma	90,000
Memphis	Tennessee	195,000
Corpus Christi (b)	Texas	370,000
Houston	Texas	255,000
McKee	Texas	200,000
Port Arthur	Texas	395,000
Texas City	Texas	260,000
Three Rivers	Texas	100,000
Canada
Quebec City	Quebec, Canada	235,000
U.K.
Pembroke	Wales, U.K.	270,000
Total		3,150,000
________________________

(a)	“Throughput capacity” represents estimated capacity for processing crude oil, inter-mediates, and other feedstocks. Total estimated crude oil capacity is approximately 2.6 million BPD.

(b)	Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

The following table presents the percentages of principal charges and yields (on a combined basis) for all of our refineries for 2019, during which period our total combined throughput volumes averaged approximately 3.0 million BPD.

Combined Total Refining System Charges and Yields
Charges
	sour crude oil	23%
	sweet crude oil	54%
	residual fuel oil	7%
	other feedstocks	5%
	blendstocks	11%
Yields
	gasolines and blendstocks	48%
	distillates	38%
	other products (primarily includes petrochemicals, gas oils, No. 6 fuel oil, petroleum coke, sulfur and asphalt)	14%

California
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

Wilmington Refinery. Our Wilmington Refinery is located near Los Angeles. The refinery processes a blend of heavy and high-sulfur crude oils. The refinery produces CARBOB gasoline, diesel, CARB diesel, jet fuel, and asphalt. The refinery is connected by pipeline to marine terminals and associated dock facilities that move and store crude oil and other feedstocks. Refined petroleum products are distributed via pipeline systems to various third-party terminals in southern California, Nevada, and Arizona.

Louisiana
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

Oklahoma
Ardmore Refinery. Our Ardmore Refinery is located in Oklahoma, approximately 100 miles south of Oklahoma City. It processes sweet and sour crude oils into gasoline, diesel, and asphalt. The refinery predominantly receives Permian Basin and Cushing-sourced crude oil via third-party pipelines. Refined petroleum products are transported via rail, trucks, and the Magellan pipeline system.

Tennessee
Memphis Refinery. Our Memphis Refinery is located in Tennessee along the Mississippi River. It processes primarily sweet crude oils. Most of its production is gasoline, diesel, and jet fuels. Crude oil supply is primarily from Cushing, Oklahoma over the Diamond Pipeline. Crude oil can also be received, along with other feedstocks, via barge. Most of the refinery’s products are distributed via truck rack and barges.

Texas
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

Houston Refinery. Our Houston Refinery is located on the Houston Ship Channel. It processes sweet crude and intermediate oils into gasoline, jet fuel, and diesel. The refinery successfully commissioned a new alkylation unit in 2019. The refinery receives its feedstocks primarily by various interconnecting pipelines and also has waterborne-receiving capability at deepwater docking facilities along the Houston Ship Channel. The majority of its finished products are delivered to local, mid-continent U.S., and northeastern U.S. markets through various pipelines, including the Colonial and Explorer pipelines.

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

Port Arthur Refinery. Our Port Arthur Refinery is located on the Texas Gulf Coast approximately 90 miles east of Houston. The refinery processes heavy sour crude oils and other feedstocks into gasoline, diesel, and jet fuel. The refinery receives crude oil by rail, marine docks, and pipelines. Finished products are distributed into the Colonial, Explorer, and other pipelines, and across the refinery docks into ships and barges.

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

Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It primarily processes sweet crude oils into gasoline, distillates, and aromatics. The refinery has access to crude oil from West Texas and South Texas through third-party pipelines and trucks. The refinery distributes its refined petroleum products primarily through third-party pipelines.

Canada
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

U.K.
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

Wholesale Rack Sales
We sell our gasoline and distillate products, as well as other products, such as asphalt, lube oils, and natural gas liquids (NGLs), on a wholesale basis through an extensive rack marketing network. The principal purchasers of our refined petroleum products from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the U.S., Canada, the U.K., Ireland, and Latin America.

The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero-brand family that operate 5,158 branded sites in the U.S., 874 branded sites in the U.K. and Ireland, and 795 branded sites in Canada as of December 31, 2019. These sites are independently owned and are supplied by us under multi-year contracts. For branded sites, products are sold under the Valero®, Beacon®, Diamond Shamrock®, and Shamrock® brands in the U.S., the Texaco® brand in the U.K. and Ireland, and the Ultramar® brand in Canada.

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

ETHANOL
We own 14 ethanol plants with a combined ethanol production capacity of 1.73 billion gallons per year. Our ethanol plants are dry mill facilities that process corn to produce ethanol, distillers grains, and corn oil. We source our corn supply from local farmers and commercial elevators. Our facilities receive corn primarily by rail and truck. We publish on our website a corn bid for local farmers and cooperative dealers to facilitate corn supply transactions.

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

State	City	Ethanol Production Capacity	Production of DDGs	Corn Processed
Indiana	Bluffton	115	302,000	40
	Linden	135	355,000	47
	Mount Vernon	100	263,000	35
Iowa	Albert City	135	355,000	47
	Charles City	140	368,000	49
	Fort Dodge	140	368,000	49
	Hartley	140	368,000	49
	Lakota	110	289,000	38
Michigan	Riga	55	145,000	19
Minnesota	Welcome	140	368,000	49
Nebraska	Albion	135	355,000	47
Ohio	Bloomingburg	135	355,000	47
South Dakota	Aurora	140	368,000	49
Wisconsin	Jefferson	110	352,000	41
Total		1,730	4,611,000	606

The combined production of ethanol from our plants averaged 4.3 million gallons per day for 2019.

RENEWABLE DIESEL
Our renewable segment includes the operations of DGD, which owns and operates a biomass-based diesel plant (the DGD Plant) that processes animal fats, used cooking oils, and other vegetable oils into renewable diesel. The DGD Plant is located next to our St. Charles Refinery in Norco, Louisiana. During 2019, the DGD Plant’s capacity was approximately 18,000 BPD. The DGD Plant is capable of annually converting approximately 2.3 billion pounds of rendered and recycled material into more than 275 million gallons of renewable diesel. In 2019, we began an expansion of the DGD Plant that is expected to increase production up to 675 million gallons of renewable diesel annually. DGD is in the advanced engineering review phase for a potential new renewable diesel plant to be located in Port Arthur, Texas.

ENVIRONMENTAL MATTERS

We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:

•	Item 1A, “RISK FACTORS”—Compliance with and changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance;

•	Item 1A, “RISK FACTORS”—Compliance with the U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) could adversely affect our performance;

•	Item 1A, “RISK FACTORS”—We may incur additional costs as a result of our use of rail cars for the transportation of crude oil and the products that we manufacture;

•	Item 3, “LEGAL PROCEEDINGS” under the caption “ENVIRONMENTAL ENFORCEMENT MATTERS,” and;

•	Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in Note 8 of Notes to Consolidated Financial Statements.
Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2019, our capital expenditures attributable to compliance with environmental regulations were $235 million, and they are currently estimated to be $14 million for 2020 and $20 million for 2021. The estimates for 2020 and 2021 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
PROPERTIES

Our principal properties are described above under the caption “VALERO’S OPERATIONS,” and that information is incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2019, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Note 5 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. Financial information about our properties is presented in Note 6 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

For example, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. In November 2019, the current U.S. administration served notice on the United Nations that the U.S. would withdraw from the Paris Agreement in 2020. There are no guarantees that the Paris Agreement will not be re-implemented in the U.S. or re-implemented in part by specific U.S. states or local governments. Regardless, the Paris Agreement could still affect our operations in Canada, the U.K., Ireland, and Latin America. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various U.S. states, at the U.S. federal level, or in other countries could adversely affect the oil and gas industry.

Investor sentiment towards climate change, fossil fuels, and sustainability could adversely affect our business and our stock price.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on sustainability practices, including practices related to GHGs and climate change, in the energy industry. As a result, we may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock.

If we are unable to meet the sustainability standards set by these investors, we may lose investors, our stock price may be negatively impacted and our reputation may be negatively affected.

Severe weather events may have an adverse effect on our assets and operations.
Severe weather events, such as storms, droughts, or floods, could have an adverse effect on our operations. Members within the scientific community believe that an increasing concentration of GHG emissions in the Earth’s atmosphere may contribute to climate changes that can have significant physical effects, including an increased frequency and severity of these types of events.

Compliance with the U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) could adversely affect our performance.
The U.S. EPA has implemented the RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol and diesel) that must be blended into transportation fuels consumed in the U.S. A Renewable Identification Number (RIN) is assigned to each gallon of renewable fuel produced in or imported into the U.S. As a producer of petroleum-based transportation fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the U.S. EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program.

We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including U.S. EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the U.S. EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.

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

Any attempt by the U.S. government to withdraw from or materially modify existing international trade agreements could adversely affect our business, financial condition, and results of operations.
The current U.S. administration has questioned certain existing and proposed trade agreements. For example, the administration withdrew the U.S. from the Trans-Pacific Partnership. In addition, the administration has implemented and proposed various trade tariffs, which have resulted in foreign governments responding with tariffs on U.S. goods.

Changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For example, the imposition of tariffs or other trade barriers with other countries could affect our ability to obtain feedstocks from international sources, increase our costs and reduce the competitiveness of our products.

While there is currently a lack of certainty around the likelihood, timing, and details of any such policies and reforms, if the current U.S. administration takes action to withdraw from, or materially modify, existing international trade agreements, our business, financial condition, and results of operations could be adversely affected.

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
We currently use rail cars for the transportation of some feedstocks to certain of our facilities and for the transportation of some of the products we manufacture to their markets. We own and lease rail cars for our operations. Rail transportation is subject to a variety of federal, state, and local regulations, as well as industry practices and customs. New laws and regulations, and changes in existing laws and regulations, are frequently enacted or proposed, and could result in increased expenditures for compliance, either directly through costs for our owned and leased rail assets, or as passed along to us by rail carriers and operators. For example, in the past several years, the Department of Transportation and various agencies within the Department of Transportation, including the Surface Transportation Board, the Pipeline and Hazardous Materials Safety Administration, and the Federal Railroad Administration, have issued orders and rules pursuant to the Federal Railroad Safety Act of 1970, the Interstate Commerce Commission Termination Act of 1995, the Rail Safety Improvement Act of 2008, Fixing America’s Surface Transportation Act of 2015 and other statutory authorities concerning such matters as enhanced tank car standards, positive train control and other operational controls, safety training programs, and notification requirements. The general trend has been toward greater regulation of rail transportation over recent years. We do not believe these orders and rules will have a material impact on our financial position, results of operations, and liquidity, although further changes in law, regulations, or industry practices could require us to incur additional costs to the extent they are applicable to us.

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

Our access to credit and capital markets also depends on the credit ratings assigned to our debt by independent credit rating agencies. We currently maintain investment-grade ratings by Standard & Poor’s Ratings Services, Moody’s Investors Service, and Fitch Ratings on our senior unsecured debt. Ratings from credit agencies are not recommendations to buy, sell, or hold our securities. Each rating should be evaluated independently of any other rating. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if ratings agencies were to downgrade our long-term rating, particularly below investment grade, our borrowing costs may increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, we may not be able to obtain favorable credit terms from our suppliers or they may require us to provide collateral, letters of credit, or other forms of security, which would increase our operating costs. As a result, a downgrade below investment grade in our credit ratings could have a material adverse impact on our financial position, results of operations, and liquidity.

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
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in (i) a loss of intellectual property, proprietary information, or employee, customer or vendor data; (ii) public disclosure of sensitive information; (iii) increased costs to prevent, respond to, or mitigate cybersecurity events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iv) systems interruption; (v) disruption of our business operations; (vi) remediation costs for repairs of system damage; (vii) reputational damage that adversely affects customer or investor confidence; and (viii) damage to our competitiveness, stock price, and long-term stockholder value. A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control. A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, and governmental authorities (U.S. and non-U.S.). There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Increasing regulatory focus on privacy and security issues and expanding laws could expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
Along with our own data and information in the normal course of our business, we and our partners collect and retain certain data that is subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws such as the European Union (EU) General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA).

The GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the EU. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur additional costs. Failure to comply could result in significant penalties of up to a maximum of 4 percent of our global turnover that may materially adversely affect our business, reputation, results of operations, and cash flows.

The CCPA, which came into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.

The GDPR and CCPA, as well as other data privacy laws that may become applicable to our business, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (Tax Reform) was enacted. Among other things, Tax Reform reduced the U.S. corporate income tax rate from 35 percent to 21 percent and implemented a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Tax Reform also generally (i) repealed the manufacturing deduction we previously were able to claim, (ii) resulted in a shift from a worldwide system of taxation to a territorial system of taxation, resulting in a minimum tax on the income of international subsidiaries (the GILTI tax) rather than a tax deferral on such earnings in certain circumstances, (iii) limits our annual deductions for interest expense to no more than 30 percent of our “adjusted taxable income” (plus 100 percent of our business interest income) for the year and (iv) permits us to offset only 80 percent (rather than 100 percent) of our taxable income with any net operating losses we generate after 2017. We have evaluated the effects of Tax Reform, including the one-time deemed repatriation tax and the re-measurement of our deferred tax assets and liabilities, and the provisions of Tax Reform, taken as a whole, did not have an adverse impact on our cash tax liabilities, results of operations, or financial condition. We have used reasonable interpretations and assumptions in applying Tax Reform, but it is possible that the Internal Revenue Service (IRS) could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our cash tax liabilities, results of operations, and financial condition.

Our investments in joint ventures and other entities decrease our ability to manage risk.
We conduct some of our operations through joint ventures in which we may share control over certain economic and business interests with our joint venture partners and in some entities in which we have no ownership or control. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on our, or our joint ventures’, financial position, results of operations, and liquidity.

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
On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. In the future, we may need to renegotiate our financial agreements, including, but not limited to, our revolving credit facility (the Valero Revolver), or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

Changes in the U.K.’s economic and other relationships with the EU could adversely affect us.
In June 2016, the U.K. elected to withdraw from the EU in a national referendum (Brexit). The U.K. withdrew from the EU on January 31, 2020, consistent with the terms of the EU-U.K. Withdrawal Agreement. The terms of that agreement provide for a transition period, from January 31, 2020 to December 31, 2020, during which the trading relationship between the U.K. and the EU will remain the same while the U.K. and the EU try to negotiate an agreement regarding their future trading relationship. The ultimate effects of Brexit will depend on whether an agreement is reached, or on the specific terms of any such agreement that is reached, either of which outcomes could adversely impact the ability to trade freely between the U.K. and the EU at the end of the transition period and could negatively impact our competitive position, supplier and customer relationships, and financial performance.

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
U.S. EPA (Fuels). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had an outstanding Notice of Violation (NOV) from the U.S. EPA related to violations from a 2015 Mobile Source Inspection. In the fourth quarter of 2019, we received a draft Consent Order from the U.S. EPA proposing penalties of $3.4 million. We are working with the U.S. EPA to resolve this matter.

Attorney General of the State of Texas (Texas AG) (Corpus Christi Asphalt Plant). In our quarterly report on Form 10-Q for the quarter ended March 31, 2019, we reported that we had received a letter and draft Agreed Final Judgment from the Texas AG related to a contaminated water backflow incident that occurred at the Valero Corpus Christi Asphalt Plant. The draft Agreed Final Judgment assesses proposed penalties in the amount of $1.3 million. We are working with the Texas AG to resolve this matter.

Texas AG (Port Arthur Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2019, we reported that the Texas AG had filed suit against our Port Arthur Refinery in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. We are working with the Texas AG to resolve this matter.

Texas AG (Houston Terminal). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had an outstanding Notice of Enforcement (NOE) from the Texas Commission on Environmental Quality (TCEQ), and an outstanding Violation Notice (VN) from the Harris County Pollution Control Services Department, both alleging excess emissions from Tank 003 that occurred during Hurricane Harvey. On January 27, 2020, the Texas AG filed suit related to this incident against our Houston Terminal in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-20-000516 seeking injunctive relief and penalties. We are working with the Texas AG to resolve this matter.

Bay Area Air Quality Management District (BAAQMD) and Solano County Department of Resource Management Certified Unified Program Agency (Solano County) (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended March 31, 2019, we reported that we had received multiple VNs issued by the BAAQMD related to an upset of the Flue Gas Scrubber (FGS) at our Benicia Refinery, and a draft Consent from Solano County related to the FGS incident proposing penalties of $242,840. In our quarterly report on Form 10-Q for the quarter ended September 30, 2019, we reported that we had resolved the matter with Solano County. We continue to work with the BAAQMD on a final resolution of the remaining VNs.

BAAQMD (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had multiple outstanding VNs issued by the BAAQMD. These VNs are for various alleged air regulation and air permit violations at our Benicia Refinery and asphalt plant. We continue to work with the BAAQMD to resolve these VNs.

South Coast Air Quality Management District (SCAQMD) (Wilmington Refinery). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had outstanding Notices of Violation (NOVs) issued by the SCAQMD. These NOVs are for alleged reporting violations and excess emissions at our Wilmington Refinery. We are working with the SCAQMD to resolve these NOVs.

TCEQ (Port Arthur). In our annual report on Form 10-K for the year ended December 31, 2018, we reported that we had an outstanding NOE from the TCEQ alleging unauthorized emissions associated with a November 18, 2017 release of crude oil from the 24-inch fill pipe of Tank T-285. We are working with the TCEQ to resolve this matter.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the trading symbol “VLO.”

As of January 31, 2020, there were 5,082 holders of record of our common stock.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 2019	332,704	$88.06	98,396	234,308	$1.6 billion
November 2019	1,565,500	$99.21	107,914	1,457,586	$1.5 billion
December 2019	393,694	$94.61	6,984	386,710	$1.5 billion
Total	2,291,898	$96.80	213,294	2,078,604	$1.5 billion
____________________________________

(a)
The shares reported in this column represent purchases settled in the fourth quarter of 2019 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (the 2018 Program), with no expiration date. As of December 31, 2019, we had $1.5 billion remaining available for purchase under the 2018 Program.

The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of Valero’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return(a) on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five-year period commencing December 31, 2014 and ending December 31, 2019. Our peer group comprises the following eight companies: BP plc; CVR Energy, Inc.; Delek US Holdings, Inc.; HollyFrontier Corporation; Marathon Petroleum Corporation; PBF Energy Inc.; Phillips 66; and Royal Dutch Shell plc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(a)
Among Valero Energy Corporation, the S&P 500 Index,
and Peer Group

	As of December 31,
	2014	2015	2016	2017	2018	2019
Valero Common Stock	$100.00	$146.79	$147.94	$207.10	$174.54	$227.53
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	88.46	106.16	134.53	125.35	137.49
____________________________________

(a)
Assumes that an investment in Valero common stock and each index was $100 on December 31, 2014. “Cumulative total return” is based on share price appreciation plus reinvestment of dividends from December 31, 2014 through December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five-year period ended December 31, 2019 was derived from our audited financial statements. The following table should be read together with Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and with the historical financial statements and accompanying notes included in Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

The following summaries are in millions of dollars, except for per share amounts:

	Year Ended December 31,
	2019	2018	2017 (a)	2016 (b)	2015 (c)
Revenues	$108,324	$117,033	$93,980	$75,659	$87,804
Net income	2,784	3,353	4,156	2,417	4,101
Earnings per common share – assuming dilution	5.84	7.29	9.16	4.94	7.99
Dividends per common share	3.60	3.20	2.80	2.40	1.70
Total assets	53,864	50,155	50,158	46,173	44,227
Debt and finance lease obligations, less current portion	9,178	8,871	8,750	7,886	7,208
_________________________________________________

(a)	Includes the impact of Tax Reform that was enacted on December 22, 2017 and resulted in a net income tax benefit of $1.9 billion as described in Note 15 of Notes to Consolidated Financial Statements.

(b)	Includes a noncash lower of cost or market inventory valuation reserve adjustment that resulted in a net benefit to our results of operations of $747 million.

(c)	Includes a noncash lower of cost or market inventory valuation reserve adjustment that resulted in a net charge to our results of operations of $790 million.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK” and “RESULTS OF OPERATIONS” below include references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments) and refining, ethanol, and renewable diesel segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between years. See the tables in note (f) beginning on page 39 for reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Also in note (f), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
For 2019, we reported net income attributable to Valero stockholders of $2.4 billion compared to $3.1 billion for 2018, which represents a decrease of $700 million. This decrease is the result of a $569 million decrease in net income and a $131 million increase in net income attributable to noncontrolling interests. The increase in net income attributable to noncontrolling interests is primarily due to a $279 million pre-tax increase in blender’s tax credits recognized in 2019 compared to 2018, of which 50 percent is attributable to the holder of the noncontrolling interest, as described in note (a) on page 38. The decrease in net income is primarily due to a decrease of $736 million in operating income between the periods, net of the resulting $177 million decrease in income tax expense.

While operating income decreased by $736 million in 2019 compared to 2018, adjusted operating income decreased by $1.0 billion. Adjusted operating income excludes adjustments reflected in the table in note (f) on page 42.

The $1.0 billion decrease in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $1.1 billion primarily due to weaker discounts on crude oils and other feedstocks and lower throughput volumes, partially offset by improved distillate margins. This is more fully described on pages 31 and 32.

•
Ethanol segment. Ethanol segment adjusted operating income decreased by $78 million primarily due to higher corn prices and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol prices. This is more fully described on page 33.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $259 million primarily due to an increase in renewable diesel sales volumes and an increase in the benefit from the blender’s tax credit resulting from an increase in the volume of renewable diesel blended with petroleum-based diesel in 2019 compared to 2018. This is more fully described on pages 34 and 35.

Outlook
Below are several factors that have impacted or may impact our results of operations during the first quarter of 2020:

•
Distillate margins are expected to begin improving due to an anticipated increase in global demand as trade war tensions ease and markets comply with the International Maritime Organization’s lower bunker fuel sulfur specifications, which were effective January 1, 2020. Gasoline margins are expected to remain near current levels.

•
Discounts for medium and heavy sour crude oils are expected to remain near current levels as compliance with the new bunker fuel sulfur specifications noted above is expected to reduce demand for high sulfur fuel oils, which compete with sour crude oils as a refining feedstock.

•	Ethanol margins are expected to decline as domestic inventory levels rise.

•	Renewable diesel segment margins are expected to remain near current levels.

•
Our refining operations in the U.K. could be adversely affected by Brexit, which formally occurred on January 31, 2020. Although the legal relationship between the U.K. and the EU has changed, their ongoing relationship will continue to follow the EU’s rules during a transition period that is set to expire on December 31, 2020. During the transition period, the U.K. and the EU are expected to negotiate a new free trade agreement, which could negatively impact the operations of our Pembroke Refinery and our marketing operations in the U.K. and Ireland, as could the failure to reach any agreement. The ultimate effect of Brexit will depend on whether an agreement is reached, or on the specific terms of any agreement that is reached by the U.K. and the EU. See Item 1A “RISK FACTORS”—Changes in the U.K.’s economic and other relationships with the EU could adversely affect us.

•	Global concern about the coronavirus outbreak could result in lower demand for and consumption of transportation fuels, which would have a negative impact on our results of operations.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (f) beginning on page 39, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations.

Effective January 1, 2019, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, we created a new reportable segment — renewable diesel — because of the growing importance of renewable fuels in the market and the growth of our investments in renewable fuels production. The renewable diesel segment includes the operations of DGD, which were transferred from the refining segment on January 1, 2019. Also effective January 1, 2019, we no longer have a VLP segment, and we include the operations of VLP in our refining segment. This change was made because of the Merger Transaction with VLP, as described in Note 2 of Notes to Consolidated Financial Statements, and the resulting change in how we manage VLP’s operations. We no longer manage VLP as a business but as logistics assets that support the operations of our refining segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

2019 Compared to 2018

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2019
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$103,746	$3,606	$970	$2	$108,324
Intersegment revenues	18	231	247	(496)	—
Total revenues	103,764	3,837	1,217	(494)	108,324
Cost of sales:
Cost of materials and other (a)	93,371	3,239	360	(494)	96,476
Operating expenses (excluding depreciation and amortization expense reflected below)	4,289	504	75	—	4,868
Depreciation and amortization expense	2,062	90	50	—	2,202
Total cost of sales	99,722	3,833	485	(494)	103,546
Other operating expenses (b)	20	1	—	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	868	868
Depreciation and amortization expense	—	—	—	53	53
Operating income by segment	$4,022	$3	$732	$(921)	3,836
Other income, net (d)					104
Interest and debt expense, net of capitalized interest					(454)
Income before income tax expense					3,486
Income tax expense					702
Net income					2,784
Less: Net income attributable to noncontrolling interests (a)					362
Net income attributable to Valero Energy Corporation stockholders					$2,422
________________
See note references on pages 38 through 42.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$113,093	$3,428	$508	$4	$117,033
Intersegment revenues	25	210	170	(405)	—
Total revenues	113,118	3,638	678	(401)	117,033
Cost of sales:
Cost of materials and other (a)	101,866	3,008	262	(404)	104,732
Operating expenses (excluding depreciation and amortization expense reflected below)	4,154	470	66	—	4,690
Depreciation and amortization expense	1,910	78	29	—	2,017
Total cost of sales	107,930	3,556	357	(404)	111,439
Other operating expenses (b)	45	—	—	—	45
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	925	925
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$5,143	$82	$321	$(974)	4,572
Other income, net (d)					130
Interest and debt expense, net of capitalized interest					(470)
Income before income tax expense					4,232
Income tax expense (e)					879
Net income					3,353
Less: Net income attributable to noncontrolling interests (a)					231
Net income attributable to Valero Energy Corporation stockholders					$3,122
________________
See note references on pages 38 through 42.

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2019	2018	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$64.18	$71.62	$(7.44)
Brent less West Texas Intermediate (WTI) crude oil	7.15	6.71	0.44
Brent less Alaska North Slope (ANS) crude oil	(0.86)	0.31	(1.17)
Brent less LLS crude oil	1.47	1.72	(0.25)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.56	5.20	(1.64)
Brent less Maya crude oil	6.57	9.22	(2.65)
LLS crude oil	62.71	69.90	(7.19)
LLS less ASCI crude oil	2.09	3.48	(1.39)
LLS less Maya crude oil	5.10	7.50	(2.40)
WTI crude oil	57.03	64.91	(7.88)

Natural gas (dollars per million British Thermal Units (MMBtu))	2.47	3.23	(0.76)

Products (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	4.37	4.81	(0.44)
Ultra-low-sulfur (ULS) diesel less Brent	14.90	14.02	0.88
Propylene less Brent	(22.31)	(2.86)	(19.45)
CBOB gasoline less LLS	5.84	6.53	(0.69)
ULS diesel less LLS	16.37	15.74	0.63
Propylene less LLS	(20.84)	(1.14)	(19.70)
U.S. Mid-Continent:
CBOB gasoline less WTI	13.62	13.70	(0.08)
ULS diesel less WTI	22.77	22.82	(0.05)
North Atlantic:
CBOB gasoline less Brent	7.20	7.59	(0.39)
ULS diesel less Brent	17.22	16.29	0.93
U.S. West Coast:
CARBOB 87 gasoline less ANS	16.28	13.05	3.23
CARB diesel less ANS	19.30	18.13	1.17
CARBOB 87 gasoline less WTI	24.29	19.45	4.84
CARB diesel less WTI	27.31	24.53	2.78

Average Market Reference Prices and Differentials, (continued)

	Year Ended December 31,
	2019	2018	Change
Ethanol
Chicago Board of Trade (CBOT) corn (dollars per bushel)	$3.84	$3.68	$0.16
New York Harbor (NYH) ethanol (dollars per gallon)	1.53	1.48	0.05

Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	1.94	2.09	(0.15)
Biodiesel RIN (dollars per RIN)	0.48	0.53	(0.05)
California Low-Carbon Fuel Standard (dollars per metric ton)	196.82	168.24	28.58
CBOT soybean oil (dollars per pound)	0.29	0.30	(0.01)

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2019 and 2018. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 27 and 28, unless otherwise noted.

	Year Ended December 31,
	2019	2018	Change
Revenues	$108,324	$117,033	$(8,709)
Cost of sales	103,546	111,439	(7,893)
General and administrative expenses (excluding depreciation and amortization expense)	868	925	(57)
Operating income	3,836	4,572	(736)
Adjusted operating income (see note (f) on page 42)	3,699	4,713	(1,014)
Other income, net	104	130	(26)
Income tax expense	702	879	(177)
Net income attributable to noncontrolling interests	362	231	131

Revenues decreased by $8.7 billion in 2019 compared to 2018 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. This decline in revenues was partially offset by lower cost of sales of $7.9 billion primarily due to decreases in crude oil and other feedstock costs and a decrease of $57 million in general and administrative expenses (excluding depreciation and amortization expense), resulting in a decrease in operating income of $736 million in 2019 compared to 2018.

General and administrative expenses (excluding depreciation and amortization expense) decreased by $57 million in 2019 compared to 2018. This decrease was primarily due to environmental reserve adjustments of $108 million associated with certain non-operating sites in 2018, partially offset by increases in legal and other environmental reserves of $24 million and $12 million, respectively, as well as higher taxes other than income taxes of $8 million and expenses associated with the Merger Transaction with VLP of $7 million.

Adjusted operating income was $3.7 billion in 2019 compared to $4.7 billion in 2018. Details regarding the $1.0 billion decrease in adjusted operating income between the years are discussed by segment below.

“Other income, net” decreased by $26 million in 2019 compared to 2018. This decrease was primarily due to lower interest income of $30 million and higher foreign currency transaction losses of $14 million, partially offset by the favorable effect of a $16 million lower charge for the early redemption of debt between the periods. As described in note (d) on page 39, we redeemed debt in both 2019 and 2018 and incurred early redemption charges of $22 million and $38 million, respectively.

Income tax expense decreased by $177 million in 2019 compared to 2018 primarily as a result of lower income before income tax expense. Our effective tax rate was 20 percent for 2019 compared to 21 percent for 2018.

Net income attributable to noncontrolling interests increased by $131 million in 2019 compared to 2018 primarily due to a $279 million increase in blender’s tax credits recognized in 2019 compared to 2018, of which 50 percent is attributable to the holder of the noncontrolling interest, as described in note (a) on page 38.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for 2019 and 2018. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 27 and 28, respectively, unless otherwise noted.

	Year Ended December 31,
	2019	2018	Change
Revenues	$103,764	$113,118	$(9,354)
Cost of sales	99,722	107,930	(8,208)
Operating income	4,022	5,143	(1,121)
Adjusted operating income (see note (f) on page 41)	4,040	5,180	(1,140)
Margin (see note (f) on page 40)	10,391	11,244	(853)
Operating expenses (excluding depreciation and amortization expense reflected below)	4,289	4,154	135
Depreciation and amortization expense	2,062	1,910	152

Throughput volumes (thousand BPD) (see note (g) on page 42)	2,952	2,986	(34)

Refining segment revenues decreased by $9.3 billion in 2019 compared to 2018 primarily due to decreases in refined petroleum product prices. This decline in refining segment revenues was partially offset by lower cost of sales of $8.2 billion primarily due to decreases in crude oil and other feedstock costs, resulting in a decrease in refining segment operating income of $1.1 billion in 2019 compared to 2018.

Refining segment adjusted operating income also decreased by $1.1 billion in 2019 compared to 2018. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

•
Refining segment margin is primarily affected by refined petroleum product prices and the cost of crude oil and other feedstocks. The market prices for refined petroleum products generally track the price of benchmark crude oils, such as Brent, WTI, and ANS. An increase in the differential between the market price of the refined petroleum products that we sell and the cost of the reference benchmark crude oil has a favorable impact on our refining segment margin, while a decline in this differential has a negative impact on our refining segment margin. Additionally, our refining segment margin is affected by our ability to purchase and process crude oils and other feedstocks that are priced at a discount to Brent and other benchmark crude oils. While we benefit when we process these types of crude oils and other feedstocks, that benefit will vary as the discount widens or narrows. Improvement in these discounts has a favorable impact on our refining segment margin as it lowers our cost of materials; whereas lower discounts result in higher cost of materials, which has a negative impact on our refining segment margin. The table on page 29 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in 2019 compared to 2018. Refining segment margin decreased by $853 million in 2019 compared to 2018 primarily due to the following:

◦	Lower discounts on crude oils had an unfavorable impact to our refining segment margin of approximately $628 million.

◦	Lower discounts on feedstocks other than crude oils, such as natural gas and residuals, had an unfavorable impact to our refining segment margin of approximately $360 million.

◦	A decrease in throughput volumes of 34,000 BPD had an unfavorable impact to our refining segment margin of approximately $128 million.

◦
A decrease in the cost of biofuel credits (primarily RINs in the U.S.) had a favorable impact on our refining segment margin of $218 million. See Note 20 of Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.

◦	An increase in distillate margins throughout most of our regions had a favorable impact to our refining segment margin of approximately $202 million.

•
Refining segment operating expenses (excluding depreciation and amortization expense) increased by $135 million primarily due to higher maintenance costs of $86 million, along with the effect of favorable property tax settlements of $20 million and sales and use tax refunds of $17 million received in 2018 that did not recur in 2019.

•
Refining segment depreciation and amortization expense associated with our cost of sales increased by $152 million primarily due to higher refinery turnaround and catalyst amortization expense of $82 million and an increase in depreciation expense of $79 million associated with capital projects that were completed and finance leases that commenced in the latter part of 2018 and early 2019, partially offset by the write-off of assets that were idled or demolished in 2018 of $15 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for 2019 and 2018. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 27 and 28, respectively, unless otherwise noted.

	Year Ended December 31,
	2019	2018	Change
Revenues	$3,837	$3,638	$199
Cost of sales	3,833	3,556	277
Operating income	3	82	(79)
Adjusted operating income (see note (f) on page 41)	4	82	(78)
Margin (see note (f) on page 40)	598	630	(32)
Operating expenses (excluding depreciation and amortization expense reflected below)	504	470	34
Depreciation and amortization expense	90	78	12

Production volumes (thousand gallons per day) (see note (g) on page 42)	4,269	4,109	160

Ethanol segment revenues increased by $199 million in 2019 compared to 2018 primarily due to an increase in ethanol prices. This improvement in ethanol segment revenue was outweighed by higher cost of sales of $277 million, resulting in a decrease in ethanol segment operating income of $79 million in 2019 compared to 2018.

Ethanol segment adjusted operating income decreased by $78 million. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

•
Ethanol segment margin is primarily affected by ethanol and corn related co-product prices and the cost of corn. The table on page 30 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in 2019 compared to 2018. Ethanol segment margin decreased by $32 million in 2019 compared to 2018 primarily due to the following:

◦	Higher corn prices had an unfavorable impact to our ethanol segment margin of approximately $166 million.

◦	Higher ethanol prices had a favorable impact to our ethanol segment margin of approximately $123 million.

•
Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $34 million primarily due to costs to operate the three plants acquired from Green Plains, Inc. (Green Plains) in November 2018 of $79 million, partially offset by lower energy costs of $29 million and lower chemicals and catalyst costs of $12 million incurred by our other ethanol plants.

•
Ethanol segment depreciation and amortization expense associated with our cost of sales increased by $12 million primarily due to depreciation expense associated with the three plants acquired from Green Plains in November 2018.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for 2019 and 2018. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 27 and 28, respectively, unless otherwise noted.

	Year Ended December 31,
	2019	2018	Change
Revenues	$1,217	$678	$539
Cost of sales	485	357	128
Operating income	732	321	411
Adjusted operating income (see note (f) on page 42)	576	317	259
Margin (see note (f) on page 41)	701	412	289
Operating expenses (excluding depreciation and amortization expense reflected below)	75	66	9
Depreciation and amortization expense	50	29	21

Sales volumes (thousand gallons per day) (see note (g) on page 42)	760	431	329

Renewable diesel segment revenues increased by $539 million in 2019 compared to 2018 primarily due to an increase in renewable diesel sales volumes. This improvement in renewable diesel segment revenues was partially offset by higher cost of sales of $128 million, resulting in an increase in renewable diesel segment operating income of $411 million.

Renewable diesel segment adjusted operating income increased by $259 million in 2019 compared to 2018. The components of this increase, along with the reasons for the changes in these components, are outlined below.

•	Renewable diesel segment margin increased by $289 million in 2019 compared to 2018 primarily due to the following:

◦
An increase in sales volumes of 329,000 gallons per day, which is primarily due to the additional production capacity resulting from the expansion of the DGD Plant completed in the third quarter of 2018, had a favorable impact to our renewable diesel segment margin of $162 million.

◦
An increase in the benefit for the blender’s tax credit attributable to volumes blended during 2019 compared to 2018 had a favorable impact to our renewable diesel segment margin of $119 million. As more fully described in note (a) on page 38, blender’s tax credits of $275 million and $156 million were attributable to volumes blended during 2019 and 2018, respectively.

•
Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased by $9 million, which is primarily attributable to increased costs resulting from the expansion of the DGD Plant completed in the third quarter of 2018.

•
Renewable diesel segment depreciation and amortization expense associated with our cost of sales increased by $21 million primarily due to higher turnaround and catalyst amortization expense of $13 million and depreciation expense associated with the expansion of the DGD Plant completed in the third quarter of 2018 of $5 million.

2018 Compared to 2017

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2018
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$113,093	$3,428	$508	$4	$117,033
Intersegment revenues	25	210	170	(405)	—
Total revenues	113,118	3,638	678	(401)	117,033
Cost of sales:
Cost of materials and other (a)	101,866	3,008	262	(404)	104,732
Operating expenses (excluding depreciation and amortization expense reflected below)	4,154	470	66	—	4,690
Depreciation and amortization expense	1,910	78	29	—	2,017
Total cost of sales	107,930	3,556	357	(404)	111,439
Other operating expenses (b)	45	—	—	—	45
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	925	925
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$5,143	$82	$321	$(974)	4,572
Other income, net (d)					130
Interest and debt expense, net of capitalized interest					(470)
Income before income tax expense					4,232
Income tax expense (e)					879
Net income					3,353
Less: Net income attributable to noncontrolling interests (a)					231
Net income attributable to Valero Energy Corporation stockholders					$3,122
________________
See note references on pages 38 through 42.

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2017
	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$90,258	$3,324	$393	$5	$93,980
Intersegment revenues	8	176	241	(425)	—
Total revenues	90,266	3,500	634	(420)	93,980
Cost of sales:
Cost of materials and other	80,160	2,804	498	(425)	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	4,014	443	47	—	4,504
Depreciation and amortization expense	1,824	81	29	—	1,934
Total cost of sales	85,998	3,328	574	(425)	89,475
Other operating expenses (b)	61	—	—	—	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	829	829
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$4,207	$172	$60	$(876)	3,563
Other income, net					112
Interest and debt expense, net of capitalized interest					(468)
Income before income tax expense					3,207
Income tax benefit (e)					(949)
Net income					4,156
Less: Net income attributable to noncontrolling interests					91
Net income attributable to Valero Energy Corporation stockholders					$4,065
________________
See note references on pages 38 through 42.

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2018	2017	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$71.62	$54.82	$16.80
Brent less WTI crude oil	6.71	3.92	2.79
Brent less ANS crude oil	0.31	0.26	0.05
Brent less LLS crude oil	1.72	0.69	1.03
Brent less ASCI crude oil	5.20	4.18	1.02
Brent less Maya crude oil	9.22	7.74	1.48
LLS crude oil	69.90	54.13	15.77
LLS less ASCI crude oil	3.48	3.49	(0.01)
LLS less Maya crude oil	7.50	7.05	0.45
WTI crude oil	64.91	50.90	14.01

Natural gas (dollars per MMBtu)	3.23	2.98	0.25

Products (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	4.81	10.50	(5.69)
ULS diesel less Brent	14.02	13.26	0.76
Propylene less Brent	(2.86)	0.48	(3.34)
CBOB gasoline less LLS	6.53	11.19	(4.66)
ULS diesel less LLS	15.74	13.95	1.79
Propylene less LLS	(1.14)	1.17	(2.31)
U.S. Mid-Continent:
CBOB gasoline less WTI	13.70	15.65	(1.95)
ULS diesel less WTI	22.82	18.50	4.32
North Atlantic:
CBOB gasoline less Brent	7.59	12.57	(4.98)
ULS diesel less Brent	16.29	14.75	1.54
U.S. West Coast:
CARBOB 87 gasoline less ANS	13.05	18.12	(5.07)
CARB diesel less ANS	18.13	17.11	1.02
CARBOB 87 gasoline less WTI	19.45	21.78	(2.33)
CARB diesel less WTI	24.53	20.77	3.76

Average Market Reference Prices and Differentials, (continued)

	Year Ended December 31,
	2018	2017	Change
Ethanol
CBOT corn (dollars per bushel)	$3.68	$3.59	$0.09
NYH ethanol (dollars per gallon)	1.48	1.56	(0.08)

Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	2.09	1.66	0.43
Biodiesel RIN (dollars per RIN)	0.53	1.01	(0.48)
California Low-Carbon Fuel Standard (dollars per metric ton)	168.24	89.26	78.98
CBOT soybean oil (dollars per pound)	0.30	0.33	(0.03)
________________

The following notes relate to references on pages 25 through 36 and pages 43 through 46.

(a)
Cost of materials and other for the years ended December 31, 2019 and 2018 includes a benefit of $449 million and $170 million, respectively, for the blender’s tax credit. The benefit recognized in 2019 is attributable to volumes blended during 2019 and 2018 and was recognized in December 2019 because the U.S legislation authorizing the credit was passed and signed into law in that month. The benefit recognized in 2018 is attributable to volumes blended during 2017 and was recognized in February 2018 because the U.S. legislation authorizing the credit was passed and signed into law in that month.

The $449 million and $170 million pre-tax benefits are attributable to volumes blended during the three years and are reflected in our reportable segments as follows (in millions):

	Refining	Renewable Diesel	Total
Periods to which blender’s tax credit is attributable
2019 blender’s tax credit	$16	$275	$291
2018 blender’s tax credit	2	156	158
Total recognized in 2019	$18	$431	$449

2017 blender’s tax credit	$10	$160	$170
Total recognized in 2018	$10	$160	$170

Adjustments to reflect the blender’s tax credits in the period during which the volumes were blended are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Refining segment
Total blender’s tax credit recognized in period presented	$18	$10	$—
Less: Amount properly reflected in the period associated with volumes blended	16	2	10
Adjustment to reflect blender’s tax credit in proper period for the refining segment (see note (f))	2	8	(10)
Renewable diesel segment
Total blender’s tax credit recognized in period presented	431	160	—
Less: Amount properly reflected in the period associated with volumes blended	275	156	160
Adjustment to reflect blender’s tax credit in proper period for the renewable diesel segment (see note (f))	156	4	(160)
Total adjustment to reflect blender’s tax credit in proper period (see note (f))	$158	$12	$(170)

Of the $449 million pre-tax benefit recognized in 2019, $215 million is attributable to noncontrolling interest and $234 million is attributable to Valero stockholders. Of the $170 million pre-tax benefit recognized in 2018, $80 million is attributable to noncontrolling interest and $90 million is attributable to Valero stockholders.

(b)
Other operating expenses reflects expenses that are not associated with our cost of sales and primarily includes costs to repair, remediate, and restore our facilities to normal operations following a non-operating event, such as a natural disaster or a major unplanned outage.

(c)
General and administrative expenses (excluding depreciation and amortization expense) for the year ended December 31, 2018 includes a charge of $108 million for environmental reserve adjustments associated with certain non-operating sites.

(d)
“Other income, net” for the years ended December 31, 2019 and 2018 includes a $22 million charge from the early redemption of $850 million of our 6.125 percent senior notes due February 1, 2020 and a $38 million charge from the early redemption of $750 million of our 9.375 percent senior notes due March 15, 2019, respectively.

(e)
On December 22, 2017, Tax Reform was enacted, and we recognized an income tax benefit of $1.9 billion in December 2017 that represented our initial estimate of the impact of Tax Reform. We finalized our estimates during the year ended December 31, 2018 and recorded an income tax benefit of $12 million during the period.

(f)	We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP financial measures.

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

Non-GAAP financial measures are as follows:

◦
Refining margin is defined as refining operating income adjusted to reflect the blender’s tax credit in the proper period, and excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of refining operating income to refining margin
Refining operating income	$4,022	$5,143	$4,207
Exclude:
Blender’s tax credit (see note (a))	2	8	(10)
Operating expenses (excluding depreciation and amortization expense)	(4,289)	(4,154)	(4,014)
Depreciation and amortization expense	(2,062)	(1,910)	(1,824)
Other operating expenses (see note (b))	(20)	(45)	(61)
Refining margin	$10,391	$11,244	$10,116

◦
Ethanol margin is defined as ethanol operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of ethanol operating income to ethanol margin
Ethanol operating income	$3	$82	$172
Exclude:
Operating expenses (excluding depreciation and amortization expense)	(504)	(470)	(443)
Depreciation and amortization expense	(90)	(78)	(81)
Other operating expenses (see note (b))	(1)	—	—
Ethanol margin	$598	$630	$696

◦
Renewable diesel margin is defined as renewable diesel operating income adjusted to reflect the blender’s tax credit in the proper period, and excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$732	$321	$60
Exclude:
Blender’s tax credit (see note (a))	156	4	(160)
Operating expenses (excluding depreciation and amortization expense)	(75)	(66)	(47)
Depreciation and amortization expense	(50)	(29)	(29)
Renewable diesel margin	$701	$412	$296

◦
Adjusted refining operating income is defined as refining segment operating income adjusted to reflect the blender’s tax credit in the proper period and excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of refining operating income to adjusted refining operating income
Refining operating income	$4,022	$5,143	$4,207
Exclude:
Blender’s tax credit (see note (a))	2	8	(10)
Other operating expenses (see note (b))	(20)	(45)	(61)
Adjusted refining operating income	$4,040	$5,180	$4,278

◦	Adjusted ethanol operating income is defined as ethanol segment operating income excluding other operating expenses as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of ethanol operating income to adjusted ethanol operating income
Ethanol operating income	$3	$82	$172
Exclude:
Other operating expenses (see note (b))	(1)	—	—
Adjusted ethanol operating income	$4	$82	$172

◦	Adjusted renewable diesel operating income is defined as renewable diesel segment operating income adjusted to reflect the blender’s tax credit in the proper period, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of renewable diesel operating income to adjusted renewable diesel operating income
Renewable diesel operating income	$732	$321	$60
Exclude:
Blender’s tax credit (see note (a))	156	4	(160)
Adjusted renewable diesel operating income	$576	$317	$220

◦
Adjusted operating income is defined as total company operating income adjusted to reflect the blender’s tax credit in the proper period, and excluding other operating expenses and environmental reserve adjustments associated with certain non-operating sites, as reflected in the table below.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$3,836	$4,572	$3,563
Exclude:
Blender’s tax credit (see note (a))	158	12	(170)
Other operating expenses (see note (b))	(21)	(45)	(61)
Environmental reserve adjustments (see note (c))	—	(108)	—
Adjusted operating income	$3,699	$4,713	$3,794

(g)
We use throughput volumes, production volumes, and sales volumes for the refining segment, ethanol segment, and renewable diesel segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2018 and 2017. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 35 and 36, unless otherwise noted.

	Year Ended December 31,
	2018	2017	Change
Revenues	$117,033	$93,980	$23,053
Cost of sales	111,439	89,475	21,964
General and administrative expenses (excluding depreciation and amortization expense)	925	829	96
Operating income	4,572	3,563	1,009
Adjusted operating income (see note (f) on page 42)	4,713	3,794	919
Other income, net	130	112	18
Income tax expense (benefit)	879	(949)	1,828
Net income attributable to noncontrolling interests	231	91	140

Revenues increased by $23.1 billion in 2018 compared to 2017 primarily due to increases in refined petroleum product prices associated with sales made by our refining segment. This improvement in revenues was partially offset by higher cost of sales of $22.0 billion primarily due to increases in crude oil and other feedstock costs, and an increase of $96 million in general and administrative expenses (excluding depreciation and amortization expense), resulting in an increase in operating income of $1.0 billion in 2018 compared to 2017.

General and administrative expenses (excluding depreciation and amortization expense) increased by $96 million in 2018 compared to 2017. This increase was primarily due to environmental reserve adjustments of $108 million associated with certain non-operating sites in 2018, partially offset by expenses incurred in 2017 associated with the termination of the acquisition of certain assets from Plains All American Pipeline, L.P. of $16 million.

Adjusted operating income was $4.7 billion in 2018 compared to $3.8 billion in 2017. Details regarding the $919 million increase in adjusted operating income between the years are discussed by segment below.

“Other income, net” increased by $18 million in 2018 compared to 2017. This increase was primarily due to higher equity in earnings associated with our Diamond pipeline joint venture of $39 million and higher interest income of $29 million, partially offset by a $38 million charge for the early redemption of debt as described in note (d) on page 39.

Income tax expense increased by $1.8 billion in 2018 compared to 2017 primarily due to the effect from a $1.9 billion income tax benefit in 2017 resulting from Tax Reform, as described in note (e) on page 39. Excluding the effect of Tax Reform from 2017, the effective tax rate for 2017 was 28 percent compared to 21 percent for 2018. The decrease in our effective tax rate is primarily due to the reduction in the U.S. statutory income tax rate from 35 percent to 21 percent effective January 1, 2018 as a result of Tax Reform.

Net income attributable to noncontrolling interests increased by $140 million in 2018 compared to 2017 primarily due to higher earnings associated with DGD, which includes a benefit for the blender’s tax credit of which $80 million is attributable to the holder of the noncontrolling interest, as described in note (a) on page 38.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for 2018 and 2017. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 35 and 36, respectively, unless otherwise noted.

	Year Ended December 31,
	2018	2017	Change
Revenues	$113,118	$90,266	$22,852
Cost of sales	107,930	85,998	21,932
Operating income	5,143	4,207	936
Adjusted operating income (see note (f) on page 41)	5,180	4,278	902
Margin (see note (f) on page 40)	11,244	10,116	1,128
Operating expenses (excluding depreciation and amortization expense reflected below)	4,154	4,014	140
Depreciation and amortization expense	1,910	1,824	86

Throughput volumes (thousand BPD) (see note (g) on page 42)	2,986	2,940	46
Refining segment revenues increased by $22.9 billion in 2018 compared to 2017 primarily due to increases in refined petroleum product prices. This improvement in refining segment revenues was partially offset by higher cost of sales of $21.9 billion primarily due to increases in crude oil and other feedstock costs, resulting in an increase in refining segment operating income of $936 million in 2018 compared to 2017.

Refining segment adjusted operating income increased by $902 million in 2018 compared to 2017. The components of this increase, along with the reasons for the changes in these components, are outlined below.

•
Refining segment margin is primarily affected by refined petroleum product prices and the cost of crude oil and other feedstocks. The market prices for refined petroleum products generally track the price of benchmark crude oils, such as Brent, WTI, and ANS. An increase in the differential between the market price of the refined petroleum products that we sell and the cost of the reference benchmark crude oil has a favorable impact on our refining segment margin, while a decline in this differential has a negative impact on our refining segment margin. Additionally, our refining segment margin is affected by our ability to purchase and process crude oils and other feedstocks that are priced at a discount to Brent and other benchmark crude oils. While we benefit when we process these types of crude oils and other feedstocks, that benefit will vary as the discount widens or narrows. Improvement in these discounts has a favorable impact on our refining segment margin as it lowers our cost of materials; whereas lower discounts result in higher cost of materials, which has a negative impact on our refining segment margin. The table on page 37 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in 2018 compared to 2017. Refining segment margin increased by $1.1 billion in 2018 compared to 2017, primarily due to the following:

◦	An increase in distillate margins throughout all of our regions had a favorable impact to our refining segment margin of approximately $1.3 billion.

◦	Higher discounts on crude oils had a favorable impact to our refining segment margin of approximately $561 million.

◦
A decrease in the cost of biofuel credits (primarily RINs in the U.S.) had a favorable impact to our refining segment margin of $406 million. See Note 20 of Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.

◦	An increase in throughput volumes of 46,000 BPD had a favorable impact to our refining segment margin of approximately $153 million.

◦	A decrease in gasoline margins throughout all of our regions had an unfavorable impact to our refining segment margin of approximately $1.3 billion.

•
Refining segment operating expenses (excluding depreciation and amortization expense) increased by $140 million primarily due to higher employee-related expenses of $33 million, an increase in energy costs of $28 million, the effect of a favorable insurance settlement of $20 million in 2017 for our McKee Refinery, higher maintenance expense of $17 million, and higher chemicals and catalyst costs of $15 million.

•
Refining segment depreciation and amortization expense associated with our cost of sales increased by $86 million primarily due to an increase in depreciation expense of $44 million associated with capital projects that were completed in the latter part of 2017 and early 2018 and higher refinery turnaround and catalyst amortization expense of $35 million, along with the write-off of assets that were idled or demolished in 2018 of $15 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for 2018 and 2017. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 35 and 36, respectively, unless otherwise noted.

	Year Ended December 31,
	2018	2017	Change
Revenues	$3,638	$3,500	$138
Cost of sales	3,556	3,328	228
Operating income	82	172	(90)
Margin (see note (f) on page 40)	630	696	(66)
Operating expenses (excluding depreciation and amortization expense reflected below)	470	443	27
Depreciation and amortization expense	78	81	(3)

Production volumes (thousand gallons per day) (see note (g) on page 42)	4,109	3,972	137

Ethanol segment revenues increased by $138 million in 2018 compared to 2017 primarily due to an increase in ethanol sales volumes. This improvement in ethanol segment revenue was outweighed by higher cost of sales of $228 million, resulting in a decrease in ethanol segment operating income of $90 million in 2018 compared to 2017. The components of this decrease, along with the reasons for the changes in these components, are outlined below.

•
Ethanol segment margin is primarily affected by ethanol and corn related co-product prices and the cost of corn. The table on page 38 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in 2018 compared to 2017. Ethanol segment margin decreased by $66 million in 2018 compared to 2017 primarily due to the following:

◦	Lower ethanol prices had an unfavorable impact to our ethanol segment margin of approximately $159 million.

◦	Higher corn prices had an unfavorable impact to our ethanol segment margin of approximately $36 million.

◦	Higher prices of the corn related co-products that we produced had a favorable impact to our ethanol segment margin of approximately $101 million.

◦	Higher production volumes of 137,000 gallons per day had a favorable impact to our ethanol segment margin of approximately $26 million.

•
Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $27 million primarily due to costs to operate the three plants acquired from Green Plains in November 2018 of $14 million and higher chemicals and catalysts costs of $8 million incurred by our other ethanol plants.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for 2018 and 2017. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 35 and 36, respectively, unless otherwise noted.

	Year Ended December 31,
	2018	2017	Change
Revenues	$678	$634	$44
Cost of sales	357	574	(217)
Operating income	321	60	261
Adjusted operating income (see note (f) on page 42)	317	220	97
Margin (see note (f) on page 41)	412	296	116
Operating expenses (excluding depreciation and amortization expense reflected below)	66	47	19
Depreciation and amortization expense	29	29	—

Sales volumes (thousand gallons per day) (see note (g) on page 42)	431	440	(9)

Renewable diesel segment revenues increased by $44 million in 2018 compared to 2017 primarily due to higher renewable diesel sales prices. This improvement in renewable diesel segment revenues, along with a decrease in total cost of sales of $217 million, resulted in an increase in renewable diesel segment operating income of $261 million.

Renewable diesel segment adjusted operating income increased by $97 million in 2018 compared to 2017. The components of this increase, along with the reasons for the changes in these components are outlined below.

•	Renewable diesel segment margin increased by $116 million in 2018 compared to 2017 primarily due to the following:

◦	An increase in renewable diesel prices in 2018 had a favorable impact to our renewable diesel segment margin of $60 million.

◦
Price risk management activities had a favorable impact to our renewable diesel segment margin of $40 million. We recognized a hedge gain of $29 million in 2018 from commodity derivative instruments associated with our price risk management activities compared to a loss of $11 million in 2017.

•
Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased by $19 million primarily attributable to higher chemical and catalyst costs of $10 million and increased costs resulting from the expansion of the DGD Plant completed in the third quarter of 2018 of $3 million.

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

Our liquidity consisted of the following as of December 31, 2019 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$3,966
Canadian Revolver	112
Accounts receivable sales facility	1,200
Letter of credit facility	50
Total available borrowing capacity	5,328
Cash and cash equivalents(a)	2,473
Total liquidity	$7,801
___________________

(a)	Excludes $110 million of cash and cash equivalents related to our variable interest entities (VIEs) that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 9 of Notes to Consolidated Financial Statements.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by (used in):
Operating activities	$5,531	$4,371	$5,482
Investing activities	(3,001)	(3,928)	(2,382)
Financing activities	(2,997)	(3,168)	(2,272)
Effect of foreign exchange rate changes on cash	68	(143)	206
Net increase (decrease) in cash and cash equivalents	$(399)	$(2,868)	$1,034

Cash Flows for the Year Ended December 31, 2019
Our operations generated $5.5 billion of cash in 2019, driven primarily by net income of $2.8 billion, noncash charges to income of $2.5 billion, and a positive change in working capital of $294 million. Noncash charges included $2.3 billion of depreciation and amortization expense and $234 million of deferred income tax expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is detailed in Note 18 of Notes to Consolidated Financial Statements. The source of cash resulting from the $294 million change in working capital was mainly due to:

•
an increase of $1.5 billion in accounts payable due to an increase in commodity prices in December 2019 compared to December 2018 combined with an increase in crude oil volumes purchased and the timing of payments of invoices;

•
a decrease of $427 million in prepaid expenses and other mainly due to a decrease in income taxes receivable resulting from a refund of $348 million, including interest, associated with the settlement of the combined audit related to our U.S. federal income tax returns for 2010 and 2011;

•	an increase of $153 million in income taxes payable primarily resulting from higher pre-tax income in the fourth quarter of 2019; partially offset by

•
an increase of $1.5 billion in receivables resulting from (i) an increase in commodity prices in December 2019 compared to December 2018 combined with an increase in sales volumes, and (ii) a receivable of $449 million for the blender’s tax credit attributable to volumes blended during 2019 and 2018; and

•	an increase of $385 million in inventories due to an increase in commodity prices in December 2019 compared to December 2018 combined with higher inventory levels.

The $5.5 billion of cash generated by our operations, along with (i) $992 million of proceeds from debt issuances related to our 4.00 percent Senior Notes, (ii) $239 million of proceeds from borrowings of VIEs, and (iii) $399 million from available cash on hand, were used mainly to:

•	fund $2.7 billion in capital investments, as defined in “Capital Investments” on page 50, of which $160 million related to self-funded capital investments by DGD;

•	fund $225 million of capital expenditures of VIEs other than DGD;

•	acquire undivided interests in pipeline and terminal assets for $72 million;

•	redeem our 6.125 percent Senior Notes for $871 million (or 102.48 percent of stated value);

•	purchase common stock for treasury of $777 million;

•	pay common stock dividends of $1.5 billion;

•	acquire all of the outstanding publicly held common units of VLP for $950 million; and

•	pay distributions to noncontrolling interests of $70 million.
In addition, during the year ended December 31, 2019, we sold and repaid $900 million of eligible receivables under our accounts receivable sales facility.
Cash Flows for the Year Ended December 31, 2018
Our operations generated $4.4 billion of cash in 2018, driven primarily by net income of $3.4 billion and noncash charges to income of $2.3 billion, partially offset by a negative change in working capital of $1.3 billion. Noncash charges included $2.1 billion of depreciation and amortization expense and $203 million of deferred income tax expense. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is detailed in Note 18 of Notes to Consolidated Financial Statements. The use of cash resulting from the $1.3 billion change in working capital was mainly due to:

•	an increase of $457 million in receivables resulting from an increase in sales volumes, partially offset by a decrease in commodity prices;

•	an increase of $197 million in inventory primarily due to higher inventory levels;

•
a decrease of $684 million in income taxes payable primarily resulting from (i) $527 million of payments in early 2018 related to 2017 tax liabilities and (ii) $181 million of payments in late 2018 that will be applied to 2019 tax liabilities;

•	a decrease of $113 million in accrued expenses mainly due to the timing of payments on our environmental compliance program obligations; partially offset by

•	an increase of $304 million in accounts payable due to an increase in crude oil and other feedstock volumes purchased, partially offset by a decrease in commodity prices.

The $4.4 billion of cash generated by our operations, along with (i) $1.3 billion of proceeds from debt issuances and borrowings, (ii) $109 million of proceeds from borrowings of VIEs, and (iii) $2.9 billion from available cash on hand, were used mainly to:

•	fund $2.7 billion in capital investments, of which $192 million related to self-funded capital investments by DGD;

•	fund $124 million of capital expenditures of VIEs other than DGD;

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

•
make payments on debt and finance lease obligations of $435 million, of which $410 million related to the repayment of all outstanding borrowings under VLP’s $750 million senior unsecured revolving credit facility (the VLP Revolver);

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

•	an increase of $1.8 billion in accounts payable primarily as a result of an increase in commodity prices;

•
an increase of $489 million in income taxes payable resulting from deferring the payment of our fourth quarter 2017 estimated taxes to January 2018, as allowed by tax relief authorization from the IRS; partially offset by

•	an increase of $870 million in receivables primarily as a result of an increase in commodity prices; and

•	an increase of $516 million in inventory due to higher volumes held combined with an increase in commodity prices.

The $5.5 billion of cash generated by our operations, along with borrowings of $380 million under the VLP Revolver, were used mainly to:

•	fund $2.3 billion in capital investments, of which $88 million related to self-funded capital investments by DGD;

•	fund $26 million of capital expenditures of VIEs other than DGD;

•	acquire an undivided interest in crude system assets for $72 million;

•	purchase common stock for treasury of $1.4 billion;

•	pay common stock dividends of $1.2 billion;

•	pay distributions to noncontrolling interests of $67 million; and

•	increase available cash on hand by $1.0 billion.

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

We consider capital investments to include the following:

•	Capital expenditures for purchases of, additions to, and improvements in our property, plant, and equipment, including those made by DGD but excluding other VIEs;

•	Deferred turnaround and catalyst cost expenditures, including those made by DGD; and

•	Investments in unconsolidated joint ventures.

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

We expect to make capital investments of approximately $2.5 billion in 2020. Approximately 60 percent of those investments are for sustaining the business and 40 percent are for growth strategies. However, we continuously evaluate our capital budget and make changes as conditions warrant. This capital investment estimate excludes potential strategic acquisitions, including acquisitions of undivided interests.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
On January 23, 2018, our board of directors authorized the 2018 Program for the purchase of our outstanding common stock. As of December 31, 2019, we had $1.5 billion remaining available for purchase under the 2018 Program with no expiration date. We have no obligation to make purchases under this program.

Pension Plan Funding
We plan to contribute approximately $140 million to our pension plans and $21 million to our other postretirement benefit plans during 2020. See Note 13 of Notes to Consolidated Financial Statements for a discussion of our employee benefit plans.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations. See Note 8 of Notes to Consolidated Financial Statements for disclosure of our environmental liabilities.

Tax Matters
We take tax positions in our tax returns from time to time that may not be ultimately allowed by the relevant taxing authority. When we take such positions, we evaluate the likelihood of sustaining those positions and determine the amount of tax benefit arising from such positions, if any, that should be recognized in our financial statements. Tax benefits not recognized by us are recorded as a liability for unrecognized tax benefits, which represents our potential future obligation to various taxing authorities if the tax positions are not sustained.

As of December 31, 2019, our liability for unrecognized tax benefits, excluding related interest and penalties, was $868 million. Of this amount, $525 million is associated with refund claims associated with taxes paid on incentive payments received from the U.S. federal government for blending biofuels into refined petroleum products. We recorded a tax refund receivable of $525 million in connection with our refund claims, but we also recorded a liability for unrecognized tax benefits of $525 million due to the complexity of this matter and uncertainties with respect to sustaining these refund claims. Therefore, our financial position, results of operations, and liquidity will not be negatively impacted if we are unsuccessful in sustaining these refund claims. The remaining liability for unrecognized tax benefits, excluding related interest and penalties, of $343 million represents our potential future obligations to various taxing authorities if the tax positions associated with that liability are not sustained.

Details about our liability for unrecognized tax benefits, along with other information about our unrecognized tax benefits, are included in Note 15 of Notes to Consolidated Financial Statements.

Cash Held by Our International Subsidiaries
As of December 31, 2019, $1.5 billion of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences as a result of the deemed repatriation provisions of Tax Reform, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2019 are summarized below (in millions).

	Payments Due by Year
	2020	2021	2022	2023	2024	Thereafter	Total
Debt and finance lease obligations (a)	$541	$103	$93	$110	$82	$9,485	$10,414
Debt obligations – interest payments	464	462	455	449	449	3,947	6,226
Operating lease liabilities (b)	376	250	194	160	125	498	1,603
Purchase obligations	14,284	1,906	1,644	1,565	1,519	3,558	24,476
Other long-term liabilities (c)	—	160	168	200	215	2,185	2,928
Total	$15,665	$2,881	$2,554	$2,484	$2,390	$19,673	$45,647
______________________________

(a)
Debt obligations exclude amounts related to unamortized discounts and debt issuance costs. Finance lease obligations include related interest expense. Debt obligations due in 2020 include $348 million associated with borrowings under the IEnova Revolver (as defined and described in Note 9 of Notes to Consolidated Financial Statements) for the construction of terminals in Mexico by Central Mexico Terminals (as defined and described in Note 12 of Notes to Consolidated Financial Statements). The IEnova Revolver is only available to the operations of Central Mexico Terminals, and its creditors do not have recourse against us.

(b)	Operating lease liabilities include related interest expense.

(c)	Other long-term liabilities exclude amounts related to the long-term portion of operating lease liabilities that are separately presented above.

Debt and Finance Lease Obligations
Our debt and finance lease obligations are described in Notes 9 and 5, respectively, of Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of December 31, 2019, all of our ratings on our senior unsecured debt, including debt guaranteed by us, are at or above investment grade level as follows:

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

Debt Obligations – Interest Payments
Interest payments for our debt obligations as described in Note 9 of Notes to Consolidated Financial Statements are the expected payments based on information available as of December 31, 2019.

Operating Lease Liabilities
Our operating lease liabilities arise from leasing arrangements for the right to use various classes of underlying assets as described in Note 5 of Notes to Consolidated Financial Statements. Operating lease liabilities are recognized for leasing arrangements with terms greater than one year and are not reduced by minimum lease payments to be received by us under subleases.

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

Other Long-Term Liabilities
Our other long-term liabilities are described in Note 8 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the preceding table, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2020, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.

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

Unrecognized Tax Benefits
We take tax positions in our tax returns from time to time that may not be ultimately allowed by the relevant taxing authority. When we take such positions, we evaluate the likelihood of sustaining those positions and determine the amount of tax benefit arising from such positions, if any, that should be recognized in our financial statements. Tax benefits not recognized by us are recorded as a liability for unrecognized tax benefits, which represents our potential future obligation to various taxing authorities if the tax positions are not sustained.

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

Details of our liability for unrecognized tax benefits, along with other information about our unrecognized tax benefits, are included in Note 15 of Notes to Consolidated Financial Statements.

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

The amount of our accruals for environmental matters are included in Note 8 of Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
We have significant pension and other postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, future compensation increases, and health care cost trend rates. These assumptions are disclosed and described in Note 13 of Notes to Consolidated Financial Statements. Changes in these assumptions are primarily influenced by factors outside of our control. For example, the discount rate assumption represents a yield curve comprised of various long-term bonds that have an average rating of double-A when averaging all available ratings by the recognized rating agencies, while the expected return on plan assets is based on a compounded return calculated assuming an asset allocation that is representative of the asset mix in our pension plans. To determine the expected return on plan assets, we utilized a forward-looking model of asset returns. The historical geometric average return over the 10 years prior to December 31, 2019 was 9.41 percent. The actual return on assets for the years ended December 31, 2019, 2018, and 2017 was 23.44 percent, (5.53) percent, and 19.31 percent, respectively. These assumptions can have a significant effect on the amounts reported in our financial statements.

The following sensitivity analysis shows the effects on the projected benefit obligation as of December 31, 2019 and net periodic benefit cost for the year ending December 31, 2020 (in millions):

	Pension Benefits	Other Postretirement Benefits
Increase in projected benefit obligation resulting from:
Discount rate decrease of 0.25%	$134	$10
Compensation rate increase of 0.25%	17	n/a
Increase in expense resulting from:
Discount rate decrease of 0.25%	12	—
Expected return on plan assets decrease of 0.25%	6	n/a
Compensation rate increase of 0.25%	4	n/a

Our net periodic benefit cost is determined using the spot-rate approach. Under this approach, our net periodic benefit cost is impacted by the spot rates of the corporate bond yield curve used to calculate our liability discount rate. If the yield curve were to flatten entirely and our liability discount rate remained unchanged, our net periodic benefit cost would increase by $16 million for pension benefits and $2 million for other postretirement benefits in 2020.

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
We compare the market value of inventories to their cost on an aggregate basis, excluding materials and supplies. In determining the market value of our inventories, we assume that feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale. We then apply an estimated selling price to our inventories. If the aggregate market value is less than cost, we recognize a loss for the difference in our statements of income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

We are exposed to market risks related to the volatility in the price of crude oil, refined petroleum products (primarily gasoline and distillate), renewable diesel, grain (primarily corn), renewable diesel feedstocks, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, including futures and options to manage the volatility of:

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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	December 31,
	2019	2018
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(39)	$2
10% decrease in underlying commodity prices	38	(6)

See Note 20 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2019.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of December 31, 2019 and 2018, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 20 of Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	December 31, 2019
	Expected Maturity Dates
	2020 (a)	2021	2022	2023	2024	There- after	Total (b)	Fair Value
Fixed rate	$—	$11	$—	$—	$—	$8,474	$8,485	$10,099
Average interest rate	—%	5.0%	—%	—%	—%	5.2%	5.2%
Floating rate (c)	$453	$6	$6	$19	$—	$—	$484	$484
Average interest rate	5.0%	4.5%	4.5%	4.5%	—%	—%	5.0%

	December 31, 2018
	Expected Maturity Dates
	2019 (a)	2020	2021	2022	2023	There- after	Total (b)	Fair Value
Fixed rate	$—	$850	$10	$—	$—	$7,474	$8,334	$8,737
Average interest rate	—%	6.1%	5.0%	—%	—%	5.4%	5.5%
Floating rate (c)	$214	$5	$5	$5	$20	$—	$249	$249
Average interest rate	4.6%	4.7%	4.7%	4.7%	4.7%	—%	4.6%

________________________

(a)
As of December 31, 2019 and 2018, our floating rate debt due in 2020 and 2019 includes $348 million and $109 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and its creditors do not have recourse against us.

(b)	Excludes unamortized discounts and debt issuance costs.

(c)
As of December 31, 2019 and 2018, we had an interest rate swap associated with $36 million and $40 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of December 31, 2019, we had foreign currency contracts to purchase $739 million of U.S. dollars and $2.3 billion of U.S. dollar equivalent Canadian dollars. Our market risk was minimal on these contracts, as all of them matured on or before February 15, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2019. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 62 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of gross unrecognized tax benefits

As discussed in Note 15 to the consolidated financial statements, as of December 31, 2019, the Company has gross unrecognized tax benefits, excluding related interest and penalties, of $897 million. The Company’s tax positions are subject to examination by local taxing authorities and the resolution of such examinations may span multiple years. Due to the complexities inherent in the interpretation of income tax laws in domestic and international jurisdictions, it is uncertain whether some of the Company’s income tax positions will be sustained upon examination.
We identified the assessment of the Company’s gross unrecognized tax benefits as a critical audit matter because complex auditor judgment was required in evaluating the Company’s interpretation of income tax laws and assessing the Company’s estimate of the ultimate resolution of its income tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process, including controls to evaluate which of the Company’s income tax positions may not be sustained upon examination and estimate the gross unrecognized tax benefits.
We involved domestic and international income tax professionals with specialized skills and knowledge, who assisted in:

•	Obtaining an understanding and evaluating the Company’s income tax positions as filed or intended to be filed;

•	Evaluating the Company’s interpretation of income tax laws by developing an independent assessment of the Company’s income tax positions and comparing the results to the Company’s assessment;

•	Inspecting settlements with applicable taxing authorities; and

•	Assessing the expiration of applicable statutes of limitations.
In addition, we evaluated the Company’s ability to estimate its gross unrecognized tax benefits by comparing historical uncertain income tax positions, including the gross unrecognized tax benefits, to actual results upon conclusion of tax examinations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Antonio, Texas
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Antonio, Texas
February 26, 2020

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,583	$2,982
Receivables, net	8,904	7,345
Inventories	7,013	6,532
Prepaid expenses and other	469	816
Total current assets	18,969	17,675
Property, plant, and equipment, at cost	44,294	42,473
Accumulated depreciation	(15,030)	(13,625)
Property, plant, and equipment, net	29,264	28,848
Deferred charges and other assets, net	5,631	3,632
Total assets	$53,864	$50,155
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$494	$238
Accounts payable	10,205	8,594
Accrued expenses	949	630
Taxes other than income taxes payable	1,304	1,213
Income taxes payable	208	49
Total current liabilities	13,160	10,724
Debt and finance lease obligations, less current portion	9,178	8,871
Deferred income tax liabilities	5,103	4,962
Other long-term liabilities	3,887	2,867
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,821	7,048
Treasury stock, at cost; 264,209,742 and 255,905,051 common shares	(15,648)	(14,925)
Retained earnings	31,974	31,044
Accumulated other comprehensive loss	(1,351)	(1,507)
Total Valero Energy Corporation stockholders’ equity	21,803	21,667
Noncontrolling interests	733	1,064
Total equity	22,536	22,731
Total liabilities and equity	$53,864	$50,155
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues (a)	$108,324	$117,033	$93,980
Cost of sales:
Cost of materials and other	96,476	104,732	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	4,868	4,690	4,504
Depreciation and amortization expense	2,202	2,017	1,934
Total cost of sales	103,546	111,439	89,475
Other operating expenses	21	45	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	868	925	829
Depreciation and amortization expense	53	52	52
Operating income	3,836	4,572	3,563
Other income, net	104	130	112
Interest and debt expense, net of capitalized interest	(454)	(470)	(468)
Income before income tax expense (benefit)	3,486	4,232	3,207
Income tax expense (benefit)	702	879	(949)
Net income	2,784	3,353	4,156
Less: Net income attributable to noncontrolling interests	362	231	91
Net income attributable to Valero Energy Corporation stockholders	$2,422	$3,122	$4,065

Earnings per common share	$5.84	$7.30	$9.17
Weighted-average common shares outstanding (in millions)	413	426	442

Earnings per common share – assuming dilution	$5.84	$7.29	$9.16
Weighted-average common shares outstanding – assuming dilution (in millions)	414	428	444
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$5,595	$5,626	$5,573

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2019	2018	2017
Net income	$2,784	$3,353	$4,156
Other comprehensive income (loss):
Foreign currency translation adjustment	349	(517)	514
Net gain (loss) on pension and other postretirement benefits	(234)	49	(65)
Net loss on cash flow hedges	(8)	—	—
Other comprehensive income (loss) before income tax expense (benefit)	107	(468)	449
Income tax expense (benefit) related to items of other comprehensive income (loss)	(48)	10	(21)
Other comprehensive income (loss)	155	(478)	470
Comprehensive income	2,939	2,875	4,626
Less: Comprehensive income attributable to noncontrolling interests	361	229	91
Comprehensive income attributable to Valero Energy Corporation stockholders	$2,578	$2,646	$4,535
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$7	$7,088	$(12,027)	$26,366	$(1,410)	$20,024	$830	$20,854
Net income	—	—	—	4,065	—	4,065	91	4,156
Dividends on common stock ($2.80 per share)	—	—	—	(1,242)	—	(1,242)	—	(1,242)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(82)	19	—	—	(63)	—	(63)
Stock purchases under purchase programs	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Issuance of Valero Energy Partners LP common units	—	—	—	—	—	—	33	33
Contributions from noncontrolling interests	—	—	—	—	—	—	30	30
Distributions to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Other	—	(35)	—	11	—	(24)	(8)	(32)
Other comprehensive income	—	—	—	—	470	470	—	470
Balance as of December 31, 2017	7	7,039	(13,315)	29,200	(940)	21,991	909	22,900
Reclassification of stranded income tax effects	—	—	—	91	(91)	—	—	—
Net income	—	—	—	3,122	—	3,122	231	3,353
Dividends on common stock ($3.20 per share)	—	—	—	(1,369)	—	(1,369)	—	(1,369)
Stock-based compensation expense	—	82	—	—	—	82	—	82
Transactions in connection with stock-based compensation plans	—	(70)	(99)	—	—	(169)	—	(169)
Stock purchases under purchase programs	—	—	(1,511)	—	—	(1,511)	—	(1,511)
Contributions from noncontrolling interests	—	—	—	—	—	—	32	32
Distributions to noncontrolling interests	—	—	—	—	—	—	(116)	(116)
Other	—	(3)	—	—	—	(3)	10	7
Other comprehensive loss	—	—	—	—	(476)	(476)	(2)	(478)
Balance as of December 31, 2018	7	7,048	(14,925)	31,044	(1,507)	21,667	1,064	22,731
Net income	—	—	—	2,422	—	2,422	362	2,784
Dividends on common stock ($3.60 per share)	—	—	—	(1,492)	—	(1,492)	—	(1,492)
Stock-based compensation expense	—	77	—	—	—	77	—	77
Transactions in connection with stock-based compensation plans	—	(50)	30	—	—	(20)	—	(20)
Stock purchases under purchase program	—	—	(753)	—	—	(753)	—	(753)
Acquisition of Valero Energy Partners LP publicly held common units	—	(328)	—	—	—	(328)	(622)	(950)
Distributions to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Other	—	74	—	—	—	74	—	74
Other comprehensive income (loss)	—	—	—	—	156	156	(1)	155
Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$2,784	$3,353	$4,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,255	2,069	1,986
Deferred income tax expense (benefit)	234	203	(2,543)
Changes in current assets and current liabilities	294	(1,297)	1,289
Changes in deferred charges and credits and other operating activities, net	(36)	43	594
Net cash provided by operating activities	5,531	4,371	5,482
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(1,627)	(1,463)	(1,269)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(142)	(165)	(84)
Other VIEs	(225)	(124)	(26)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(762)	(888)	(519)
Deferred turnaround and catalyst cost expenditures of DGD	(18)	(27)	(4)
Investments in unconsolidated joint ventures	(164)	(181)	(406)
Peru Acquisition, net of cash acquired	—	(468)	—
Acquisition of ethanol plants	(3)	(320)	—
Acquisitions of undivided interests	(72)	(212)	(72)
Minor acquisitions	—	(88)	—
Other investing activities, net	12	8	(2)
Net cash used in investing activities	(3,001)	(3,928)	(2,382)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,892	1,258	380
Proceeds from borrowings of VIEs	239	109	—
Repayments of debt and finance lease obligations (excluding VIEs)	(1,805)	(1,353)	(15)
Repayments of debt of VIEs	(6)	(6)	(6)
Purchases of common stock for treasury	(777)	(1,708)	(1,372)
Common stock dividends	(1,492)	(1,369)	(1,242)
Acquisition of Valero Energy Partners LP publicly held common units	(950)	—	—
Contributions from noncontrolling interests	—	32	30
Distributions to noncontrolling interests	(70)	(116)	(67)
Other financing activities, net	(28)	(15)	20
Net cash used in financing activities	(2,997)	(3,168)	(2,272)
Effect of foreign exchange rate changes on cash	68	(143)	206
Net increase (decrease) in cash and cash equivalents	(399)	(2,868)	1,034
Cash and cash equivalents at beginning of year	2,982	5,850	4,816
Cash and cash equivalents at end of year	$2,583	$2,982	$5,850
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

We are an international manufacturer and marketer of transportation fuels and petrochemical products. We own and operate 15 petroleum refineries with a combined throughput capacity of approximately 3.15 million barrels per day and 14 ethanol plants with a combined production capacity of approximately 1.73 billion gallons per year as of December 31, 2019. The petroleum refineries are located in the United States (U.S.), Canada, and the United Kingdom (U.K.), and the ethanol plants are located in the Mid-Continent region of the U.S. We are also a joint venture partner in DGD, which owns and operates a renewable diesel plant in Norco, Louisiana. We sell our products in the wholesale rack or bulk markets in the U.S., Canada, the U.K., Ireland, and Latin America. Approximately 7,000 outlets carry our brand names.

Basis of Presentation
General
These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Reclassifications
Effective January 1, 2019, we revised our reportable segments to reflect a new reportable segment — renewable diesel. The renewable diesel segment includes the operations of DGD, our consolidated joint venture as discussed in Note 12, that were transferred from the refining segment. Also effective January 1, 2019, we no longer have a VLP segment, and we now include the operations of Valero Energy Partners LP and its consolidated subsidiaries (VLP) in our refining segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation. See Note 2 regarding our merger with VLP, which occurred on January 10, 2019, and Note 17 for segment information.

Prior year amounts for capital expenditures and deferred turnaround and catalyst cost expenditures in the consolidated statements of cash flows have been reclassified to conform to the 2019 presentation to separately provide these expenditures for us and our consolidated VIEs.

Significant Accounting Policies
Principles of Consolidation
These financial statements include those of Valero, our wholly owned subsidiaries, and VIEs in which we have a controlling financial interest. Our VIEs are described in Note 12. The ownership interests held by others in the VIEs are recorded as noncontrolling interests. Intercompany items and transactions have been eliminated in consolidation. Investments in less than wholly owned entities where we have significant influence are accounted for using the equity method.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories
The cost of refinery feedstocks and refined petroleum products, grain and ethanol, and renewable diesel feedstocks (animal fats, used cooking oils, and other vegetable oils) and renewable diesel is determined under the last-in, first-out (LIFO) method using the dollar-value LIFO approach, with any increments valued based on average purchase prices during the year. Our LIFO inventories are carried at the lower of cost or market. The cost of products purchased for resale and the cost of materials and supplies are determined principally under the weighted-average cost method. Our non-LIFO inventories are carried at the lower of cost or net realizable value. If the aggregate market value of our LIFO inventories or the aggregate net realizable value of our non-LIFO inventories is less than the related aggregate cost, we recognize a loss for the difference in our statements of income.

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

Depreciation of property assets used in our refining and renewable diesel segments is recorded on a straight-line basis over the estimated useful lives of these assets primarily using the composite method of depreciation. We maintain a separate composite group of property assets for each of our refineries and our renewable diesel plant. We estimate the useful life of each group based on an evaluation of the property assets comprising the group, and such evaluations consist of, but are not limited to, the physical inspection of the assets to determine their condition, consideration of the manner in which the assets are maintained, assessment of the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

need to replace assets, and evaluation of the manner in which improvements impact the useful life of the group. The estimated useful lives of our composite groups range primarily from 20 to 30 years.
Under the composite method of depreciation, the cost of an improvement is added to the composite group to which it relates and is depreciated over that group’s estimated useful life. We design improvements to our refineries and renewable diesel plant in accordance with engineering specifications, design standards, and practices accepted in our industry, and these improvements have design lives consistent with our estimated useful lives. Therefore, we believe the use of the group life to depreciate the cost of improvements made to the group is reasonable because the estimated useful life of each improvement is consistent with that of the group.

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

Depreciation of property assets used in our ethanol segment is recorded on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of our grain processing equipment is 20 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Finance lease ROU (defined below) assets are amortized as discussed in “Leases” below.

Deferred Charges and Other Assets
“Deferred charges and other assets, net” primarily include the following:

•
turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, ethanol plants, and renewable diesel plant, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;

•
fixed-bed catalyst costs, representing the cost of catalyst that is changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function, are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst;

•	operating lease ROU (defined below) assets, which are amortized as discussed in “Leases” below;

•	investments in unconsolidated joint ventures;

•	income taxes receivable;

•	intangible assets, which are amortized over their estimated useful lives; and

•	goodwill.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
We evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we recognize a right-of-use (ROU) asset and lease liability at the commencement date of the lease based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit rate when readily determinable. If not determinable, our centrally managed treasury group provides an incremental borrowing rate based on quoted interest rates obtained from financial institutions. The rate used is for a term similar to the duration of the lease based on information available at the commencement date. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.

We recognize ROU assets and lease liabilities for leasing arrangements with terms greater than one year. Except for the marine transportation asset class, we account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Our marine transportation contracts include non-lease components, such as maintenance and crew costs. We allocate the consideration in these contracts based on pricing information provided by the third-party broker.

Expense for an operating lease is recognized as a single lease cost on a straight-line basis over the lease term and is reflected in the appropriate income statement line item based on the leased asset’s function. Amortization expense of a finance lease ROU asset is recognized on a straight-line basis over the lesser of the useful life of the leased asset or the lease term. However, if the lease transfers ownership of the finance lease ROU asset to us at the end of the lease term, the finance lease ROU asset is amortized over the useful life of the leased asset. Amortization expense is reflected in “depreciation and amortization expense.” Interest expense is incurred based on the carrying value of the lease liability and is reflected in “interest and debt expense, net of capitalized interest.”

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

We evaluate our equity method investments for impairment when there is evidence that we may not be able to recover the carrying amount of our investments or the investee is unable to sustain an earnings capacity that justifies the carrying amount. A loss in the value of an investment that is other than a temporary decline is recognized currently in income based on the difference between the estimated current fair value of the investment and its carrying amount.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition
Our revenues are primarily generated from contracts with customers. We generate revenue from contracts with customers from the sale of products by our refining, ethanol, and renewable diesel segments. Revenues are recognized when we satisfy our performance obligation to transfer products to our customers, which typically occurs at a point in time upon shipment or delivery of the products, and for an amount that reflects the transaction price that is allocated to the performance obligation.
The customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the point of shipment or delivery. As a result, we consider control to have transferred upon shipment or delivery

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cost Classifications
“Cost of materials and other” primarily includes the cost of materials that are a component of our products sold. These costs include (i) the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, and ethanol feedstocks and products) that are a component of our products sold; (ii) costs related to the delivery (such as shipping and handling costs) of products sold; (iii) costs related to our environmental credit obligations to comply with various governmental and regulatory programs (such as the cost of Renewable Identification Numbers (RINs) as required by the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard, emission credits under various cap-and-trade systems, as defined in Note 19); (iv) the blender’s tax credit recognized on qualified biodiesel mixtures; (v) gains and losses on our commodity derivative instruments; and (vi) certain excise taxes.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, debt, operating and finance lease obligations, commodity derivative contracts, and foreign currency derivative contracts. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 19.

Derivatives and Hedging
All derivative instruments, not designated as normal purchases or sales, are recorded in the balance sheet as either assets or liabilities measured at their fair values with changes in fair value recognized currently in income. To manage commodity price risk, we primarily use cash flow hedges and economic hedges, and we also use fair value hedges from time to time. The cash flow effects of all of our derivative instruments are reflected in operating activities in the consolidated statements of cash flows.

Accounting Pronouncements Adopted During 2019
Topic 842
We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, “Leases,” (Topic 842) on January 1, 2019. Topic 842 increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 supersedes previous lease accounting requirements under FASB ASC Topic 840, “Leases,” (Topic 840). We adopted Topic 842 using the optional transition method that permits us to record a cumulative-effect adjustment and apply the new disclosure requirements beginning in 2019 and continue to present comparative period information as required under Topic 840; however, we did not have a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption.

In addition, we elected the transition practical expedient package that permits us to not reassess our prior conclusions about lease identification, lease classification, and initial direct costs under the new standard, as well as the practical expedient that permits us to not assess existing land easements under the new standard. See “Leases” above for a discussion of our revised accounting policy and also see Note 5 for information on our leases.

In preparation for the adoption of Topic 842, we enhanced our contracting and lease evaluation systems and related processes, and we developed a new lease accounting system to capture our leases and support the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required disclosures. We integrated our lease accounting system with our general ledger and modified our related procurement and payment processes.

Adoption of this standard resulted in (i) the recognition of ROU assets and lease liabilities for our operating leases of $1.3 billion, (ii) the derecognition of existing assets under construction of $539 million related to a build-to-suit lease arrangement with respect to the MVP Terminal (see Note 10 under “Contractual Capital Commitments—MVP Terminal”), and (iii) the presentation of new disclosures about our leasing activities beginning in the first quarter of 2019. Adoption of this standard did not impact our results of operations or liquidity, and our accounting for finance leases is substantially unchanged.

Other
In addition to the adoption of Topic 842 discussed above, we adopted the following Accounting Standards Update (ASU) on January 1, 2019. Our adoption of this ASU did not affect our financial statements or related disclosures.

ASU		Basis of Adoption
2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	Cumulative effect

Accounting Pronouncements Adopted on January 1, 2020
The following ASUs were adopted on January 1, 2020, and our adoption did not have a material impact on our financial statements or related disclosures.

ASU		Basis of Adoption
2016-13
Financial Instruments—Credit Losses (Topic 326):
Measurement of Credit Losses on Financial
Instruments (including codification improvements in
ASUs 2018-19 and 2019-11 and ASU 2020-02—
Financial Instruments—Credit Losses (Topic 326):
Amendments to SEC Paragraphs Pursuant to SEC Staff
Accounting Bulletin No. 119)
Cumulative effect
2018-15	Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	Prospectively
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	Prospectively

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	MERGER AND ACQUISITIONS

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

Prior to the completion of the Merger Transaction, we consolidated the financial statements of VLP (see Note 12) and reflected noncontrolling interests on our balance sheet for the portion of VLP’s partners’ capital held by VLP’s public common unitholders. Upon completion of the Merger Transaction, VLP became our indirect wholly owned subsidiary and, as a result, we no longer reflect noncontrolling interests on our balance sheet with respect to VLP. In addition, we no longer attribute a portion of VLP’s net income to noncontrolling interests. Because we had a controlling financial interest in VLP before the Merger Transaction and retained our controlling financial interest in VLP after the Merger Transaction, the change in our ownership interest in VLP as a result of the merger was accounted for as an equity transaction. Accordingly, we did not recognize a gain or loss on the Merger Transaction.

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

Peru Acquisition
On May 14, 2018, we acquired 100 percent of the issued and outstanding equity interests in Pure Biofuels del Peru S.A.C. (now known as Valero Peru S.A.C.) (Valero Peru) from Pegasus Capital Advisors L.P. and various minority equity holders. Valero Peru markets refined petroleum products through its logistics assets in Peru. Valero Peru owns a terminal at the Port of Callao, near Lima, with approximately 1 million barrels of storage capacity for refined petroleum and renewable products. Through one of its subsidiaries, Valero Peru also owns a 180,000-barrel storage terminal in Paita, in northern Peru, which is scheduled to commence operations in the second quarter of 2020, pending regulatory approvals. This acquisition, which is referred to as the Peru Acquisition, was consistent with our general business strategy and broadens the geographic diversity of our refining segment. This acquisition was accounted for as a business combination.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our statements of income include the results of operations of Valero Peru since the date of acquisition, and such results are reflected in the refining segment. Results of operations since the date of acquisition, supplemental pro forma financial information, and acquisition-related costs have not been presented for the Peru Acquisition as such information is not material to our results of operations.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2019	2018
Receivables from contracts with customers	$5,610	$4,673
Receivables from certain purchase and sale arrangements	2,484	2,311
Commodity derivative and foreign currency contract receivables	116	229
Other receivables	730	166
Total receivables	8,940	7,379
Allowance for doubtful accounts	(36)	(34)
Receivables, net	$8,904	$7,345

There were no significant changes in our allowance for doubtful accounts during the years ended December 31, 2019, 2018, and 2017.

4.	INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2019	2018
Refinery feedstocks	$2,399	$2,265
Refined petroleum products and blendstocks	4,034	3,653
Ethanol feedstocks and products	260	298
Renewable diesel feedstocks and products	46	52
Materials and supplies	274	264
Inventories	$7,013	$6,532

As of December 31, 2019 and 2018, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $2.5 billion and $1.5 billion, respectively. Our non-LIFO inventories accounted for $1.4 billion and $1.1 billion of our total inventories as of December 31, 2019 and 2018, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LEASES

General
We have entered into long-term leasing arrangements for the right to use various classes of underlying assets as follows:

•	Pipelines, Terminals, and Tanks includes facilities and equipment used in the storage, transportation, production, and sale of refinery feedstock, refined petroleum product, and corn inventories;

•	Marine Transportation includes time charters for ocean-going tankers and coastal vessels;

•	Rail Transportation includes railcars and related storage facilities;

•	Feedstock Processing Equipment includes machinery, equipment, and various facilities used in our refining, ethanol, and renewable diesel operations;

•	Energy and Gases includes facilities and equipment related to industrial gases and power used in our operations;

•	Real Estate includes land and rights-of-way associated with our refineries and pipelines, as well as office facilities; and

•	Other includes equipment primarily used at our corporate offices, such as printers and copiers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Costs and Other Supplemental Information
In accordance with Topic 842, our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost by class of underlying asset was as follows (in millions):

	Year Ended December 31, 2019
	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Other	Total
		Marine	Rail
Finance lease cost:
Amortization of ROU assets	$44	$—	$—	$7	$3	$—	$—	$54
Interest on lease liabilities	47	—	—	1	2	—	—	50
Operating lease cost	182	145	52	20	9	27	4	439
Variable lease cost	66	35	—	1	—	1	—	103
Short-term lease cost	9	53	—	29	—	—	—	91
Sublease income	—	(27)	—	—	—	(3)	—	(30)
Total lease cost	$348	$206	$52	$58	$14	$25	$4	$707

In accordance with Topic 840, “rental expense, net of sublease rental income” was as follows (in millions):

	Year Ended December 31,
	2018	2017
Minimum rental expense	$515	$691
Contingent rental expense	19	21
Total rental expense	534	712
Less: Sublease rental income	31	54
Rental expense, net of sublease rental income	$503	$658

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	December 31, 2019
	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$790
Deferred charges and other assets, net	1,329	—
Total ROU assets, net	$1,329	$790

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$41
Accrued expenses	331	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	750
Other long-term liabilities	959	—
Total lease liabilities	$1,290	$791

Other supplemental information
Weighted-average remaining lease term	7.7 years	19.7 years
Weighted-average discount rate	4.9%	5.2%

Supplemental cash flow information related to our operating and finance leases is presented in Note 18.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity Analysis
The remaining minimum lease payments due under our long-term leases were as follows (in millions):

	December 31, 2019		December 31, 2018
	Operating Leases	Finance Leases	Operating Leases	Capital Leases
2019	n/a	n/a	$359	$69
2020	$376	$88	245	65
2021	250	86	178	62
2022	194	87	146	64
2023	160	91	123	65
2024	125	82	n/a	n/a
Thereafter	498	1,011	514	957
Total undiscounted lease payments	1,603	1,445	$1,565	1,282
Less: Amount associated with discounting	313	654		676
Total lease liabilities	$1,290	$791		$606

Future Lease Commencement
As described and defined in Note 10, we have a terminaling agreement with MVP to utilize certain assets at the MVP Terminal upon completion of construction, which is expected to occur during the first quarter of 2020. We expect to recognize a finance lease ROU asset and related liability of approximately $1.5 billion in 2020 in connection with this agreement.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PROPERTY, PLANT, AND EQUIPMENT

Major classes of property, plant, and equipment, including assets held under finance leases, consisted of the following (in millions):

	December 31,
	2019	2018
Land	$476	$416
Crude oil processing facilities	32,047	30,721
Transportation and terminaling facilities	5,179	4,935
Grain processing equipment	1,201	1,212
Administrative buildings	1,015	953
Finance lease ROU assets (see Note 5)	944	711
Other	1,701	1,565
Construction in progress	1,731	1,960
Property, plant, and equipment, at cost	44,294	42,473
Accumulated depreciation	(15,030)	(13,625)
Property, plant, and equipment, net	$29,264	$28,848

Capital lease assets, as determined in accordance with Topic 840, are presented as “Finance lease ROU assets” as of December 31, 2018. Effective January 1, 2019, in connection with our adoption of Topic 842, these assets are considered finance lease ROU assets and are presented as “Finance lease ROU assets.” As further described in Note 5, our finance lease ROU assets arise from leasing arrangements for the right to use various classes of underlying assets including (i) pipelines, terminals, and tanks, (ii) marine and rail transportation, and (iii) feedstock processing equipment.

Accumulated amortization on the assets presented as “Finance lease ROU assets” was $155 million and $106 million as of December 31, 2019 and 2018, respectively.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $1.5 billion, $1.4 billion, and $1.3 billion, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2019	2018
Deferred turnaround and catalyst costs, net	$1,778	$1,749
Operating lease ROU assets, net (see Note 5)	1,329	—
Investments in unconsolidated joint ventures	942	542
Income taxes receivable	525	343
Intangible assets, net	283	307
Goodwill	260	260
Other	514	431
Deferred charges and other assets, net	$5,631	$3,632

Amortization expense for deferred turnaround and catalyst costs and intangible assets was $759 million, $668 million, and $650 million for the years ended December 31, 2019, 2018, and 2017, respectively.

8.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long-Term Liabilities
	December 31,		December 31,
	2019	2018	2019	2018
Operating lease liabilities (see Note 5)	$331	$—	$959	$—
Liability for unrecognized tax benefits (see Note 15)	—	—	954	721
Defined benefit plan liabilities (see Note 13)	37	43	834	654
Repatriation tax liability (see Note 15) (a)	—	—	508	603
Environmental liabilities	27	29	319	327
Wage and other employee-related liabilities	292	302	121	109
Accrued interest expense	83	93	—	—
Contract liabilities from contracts with customers (see Note 17)	55	31	—	—
Environmental credit obligations (see Note 19)	31	34	—	—
Other accrued liabilities	93	98	192	453
Accrued expenses and other long-term liabilities	$949	$630	$3,887	$2,867

__________________________

(a)
The current portion of repatriation tax liability is included in income taxes payable. As of December 31, 2019, the current portion of repatriation tax liability was $54 million. There was no current portion of repatriation tax liability as of December 31, 2018.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	DEBT AND FINANCE LEASE OBLIGATIONS

Debt, at stated values, and finance lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2019	2018
Credit facilities:
Valero Revolver	2024	$—	$—
IEnova Revolver	2028	348	109
Canadian Revolver	2020	—	—
Accounts receivable sales facility	2020	100	100
Public debt:
Valero Senior Notes
6.625%	2037	1,500	1,500
3.4%	2026	1,250	1,250
4.0%	2029	1,000	—
6.125%	2020	—	850
4.35%	2028	750	750
7.5%	2032	750	750
4.9%	2045	650	650
3.65%	2025	600	600
10.5%	2039	250	250
8.75%	2030	200	200
7.45%	2097	100	100
6.75%	2037	24	24
VLP Senior Notes
4.375%	2026	500	500
4.5%	2028	500	500
Gulf Opportunity Zone Revenue Bonds, Series 2010, 4.0%	2040	300	300
Debenture, 7.65%	2026	100	100
Other debt	Various	47	50
Net unamortized debt issuance costs and other		(88)	(80)
Total debt		8,881	8,503
Finance lease obligations (see Note 5)		791	606
Total debt and finance lease obligations		9,672	9,109
Less: Current portion		494	238
Debt and finance lease obligations, less current portion		$9,178	$8,871

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

We had no borrowings or repayments under the Valero Revolver during the years ended December 31, 2019, 2018, and 2017.

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

IEnova Revolver
In February 2018, Central Mexico Terminals (as described in Note 12) entered into a combined $340 million unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 12) that matures in February 2028. In November 2019, the IEnova Revolver was increased to $491 million. IEnova may terminate this revolver at any time and demand repayment of all outstanding amounts; therefore, all outstanding borrowings are reflected in current portion of debt. The IEnova Revolver is available only to the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.

Outstanding borrowings under this revolver bear interest at the three-month LIBO rate for the applicable interest period in effect from time to time plus the applicable margin. The interest rate under this revolver is subject to adjustment, with agreement by both parties, based upon changes in market conditions. As of December 31, 2019 and 2018, the variable rate was 5.749 percent and 6.046 percent, respectively.

During the year ended December 31, 2019 and 2018, Central Mexico Terminals borrowed $239 million and $109 million, respectively, and had no repayments under this revolver.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Canadian Revolver
In November 2019, one of our Canadian subsidiaries amended its committed revolving credit facility (the Canadian Revolver) of C$150 million, under which it may borrow and obtain letters of credit, to extend the maturity date from November 2019 to November 2020.

We had no borrowings or repayments under this revolver during the years ended December 31, 2019, 2018, and 2017.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.3 billion of eligible trade receivables on a revolving basis. In July 2019, we amended our agreement to extend the maturity date to July 2020. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2019 and 2018, $2.2 billion and $1.8 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt on our balance sheets and proceeds and repayments are reflected as cash flows from financing activities on the statements of cash flows. As of December 31, 2019 and 2018, the variable interest rate on the accounts receivable sales facility was 2.3866 percent and 3.0618 percent, respectively. During the year ended December 31, 2019, we sold and repaid $900 million of eligible receivables under the accounts receivable sales facility. During the years ended December 31, 2018 and 2017, we had no proceeds from or repayments under the accounts receivable sales facility.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				December 31, 2019
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability

Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$34		$3,966
Canadian Revolver	C$	150	November 2020	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2020		$100	n/a			$1,200
Letter of credit facility (b)		$50	November 2020	n/a			$—		$50
Committed facility of VIE (c):
IEnova Revolver		$491	February 2028		$348	n/a			$143
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$121	n/a

__________________________

(a)	Letters of credit issued as of December 31, 2019 expire at various times in 2020 through 2021.

(b)	The letter of credit facility was amended to reduce the facility from $100 million to $50 million and to extend the maturity date from November 2019 to November 2020.

(c)	Creditors of our VIE do not have recourse against us.

We are charged letter of credit issuance fees under our various uncommitted short-term bank credit facilities. These uncommitted credit facilities have no commitment fees or compensating balance requirements.

Public Debt
During the year ended December 31, 2019, the following activity occurred:

•
We issued $1.0 billion of 4.00 percent Senior Notes due April 1, 2029 (4.00 percent Senior Notes). Proceeds from this debt issuance totaled $992 million before deducting the underwriting discount and other debt issuance costs. The proceeds were used to redeem our 6.125 percent Senior Notes due February 1, 2020 (6.125 percent Senior Notes) for $871 million, or 102.48 percent of stated value, which includes an early redemption fee of $21 million that is reflected in “other income, net” in our statement of income for the year ended December 31, 2019.

•
In connection with the completion of the Merger Transaction as described in Note 2, Valero entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of any amount owed to the holders of VLP’s 4.375 percent Senior Notes due December 15, 2026 and 4.5 percent Senior Notes due March 15, 2028. See Note 21 for condensed consolidating financial statements.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2018, the following activity occurred:

•
We issued $750 million of 4.35 percent Senior Notes due June 1, 2028. Proceeds from this debt issuance totaled $749 million before deducting the underwriting discount and other debt issuance costs. The proceeds were used to redeem our 9.375 percent Senior Notes due March 15, 2019 for $787 million, or 104.9 percent of stated value, which includes an early redemption fee of $37 million that is reflected in “other income, net” in our statement of income for the year ended December 31, 2018.

•
VLP issued $500 million of 4.5 percent Senior Notes due March 15, 2028. Proceeds from this debt issuance totaled $498 million before deducting the underwriting discount and other debt issuance costs. The proceeds were available only to the operations of VLP and were used to repay the outstanding balance of $410 million on the VLP Revolver and $85 million on its notes payable to us, which is eliminated in consolidation.

During the year ended December 31, 2017, there was no issuance or redemption activity related to our public debt.

Other Debt
During the year ended December 31, 2018, we retired $137 million of debt assumed in connection with the Peru Acquisition with available cash on hand.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest and debt expense	$544	$557	$539
Less: Capitalized interest	90	87	71
Interest and debt expense, net of capitalized interest	$454	$470	$468

Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal maturities for our debt obligations as of December 31, 2019 were as follows (in millions):

2020 (a)	$453
2021	17
2022	6
2023	19
2024	—
Thereafter	8,474
Net unamortized debt issuance costs and other	(88)
Total debt	$8,881
__________________________

(a)	As of December 31, 2019, our debt obligations due in 2020 include $348 million associated with borrowings under the IEnova Revolver.

10.	COMMITMENTS AND CONTINGENCIES

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

Contractual Capital Commitments
MVP Terminal
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), a Delaware limited liability company formed in September 2017 with a subsidiary of Magellan Midstream Partners LP (Magellan), to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. The MVP Terminal contains (i) approximately 5 million barrels of storage capacity, (ii) a dock with two ship berths, and (iii) a three-bay truck rack facility. In connection with our terminaling agreement with MVP, described below, we will have dedicated use of (i) approximately 4 million barrels of storage, (ii) one ship berth, and (iii) the three-bay truck rack facility. Construction of phases one and two of the project began in 2017 with a total cost of $840 million, of which we have committed to contribute 50 percent ($420 million). The project could expand up to four phases with a total project cost of approximately $1.4 billion if warranted by additional demand and agreed to by Magellan and us. Since inception, we have contributed $404 million to MVP, of which $157 million was contributed during the year ended December 31, 2019.

Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of the majority of phase two, which is expected to occur in the first quarter

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 2020. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

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

On January 1, 2019, as a result of our adoption of Topic 842, we derecognized the asset and liability related to MVP discussed above and recorded our equity investment in MVP of $247 million, which is included in “deferred charges and other assets, net.” The amounts derecognized are noncash investing and financing items, respectively. As of December 31, 2019, the carrying value of our equity investment in MVP was $401 million.

Central Texas Pipeline
We committed to a 40 percent undivided interest in a project with a subsidiary of Magellan to jointly build a 135-mile, 20-inch refined petroleum products pipeline with a capacity of up to 150,000 barrels per day from Houston to Hearne, Texas. The pipeline was placed in service in the third quarter of 2019. The cost of our 40 percent undivided interest in the pipeline was $160 million, of which $80 million was spent during the year ended December 31, 2019.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2016	673	(222)
Transactions in connection with stock-based compensation plans	—	1
Stock purchases under purchase programs	—	(19)
Balance as of December 31, 2017	673	(240)
Stock purchases under purchase programs	—	(16)
Balance as of December 31, 2018	673	(256)
Transactions in connection with stock-based compensation plans	—	1
Stock purchases under purchase program	—	(9)
Balance as of December 31, 2019	673	(264)

Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2019 or 2018.

Treasury Stock
We purchase shares of our common stock as authorized under our common stock purchase program (described below) and to meet our obligations under employee stock-based compensation plans.

On July 13, 2015, our board of directors authorized us to purchase $2.5 billion of our outstanding common stock with no expiration date, and we completed that program during 2017. On September 21, 2016, our board of directors authorized our purchase of up to an additional $2.5 billion with no expiration date, and we completed that program during 2018. On January 23, 2018, our board of directors authorized our purchase of up to an additional $2.5 billion (the 2018 Program) with no expiration date. During the years ended December 31, 2019, 2018, and 2017, we purchased $752 million, $1.5 billion, and $1.3 billion, respectively, of our common stock under our programs. As of December 31, 2019, we have approval under the 2018 Program to purchase approximately $1.5 billion of our common stock.

Common Stock Dividends
On January 23, 2020, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on March 4, 2020 to holders of record at the close of business on February 12, 2020.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2019
Foreign currency translation adjustment	$349	$—	$349
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(245)	(54)	(191)
Prior service cost	(3)	(1)	(2)
Miscellaneous loss	—	4	(4)
Amounts reclassified into income related to:
Net actuarial loss	38	9	29
Prior service credit	(28)	(6)	(22)
Curtailment and settlement loss	4	1	3
Net loss on pension and other postretirement benefits	(234)	(47)	(187)
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(6)	(1)	(5)
Net gain reclassified into income	(2)	—	(2)
Net loss on cash flow hedges	(8)	(1)	(7)
Other comprehensive income	$107	$(48)	$155

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2018
Foreign currency translation adjustment	$(517)	$—	$(517)
Pension and other postretirement benefits:
Gain arising during the year related to:
Net actuarial gain	1	—	1
Prior service credit	7	1	6
Amounts reclassified into income related to:
Net actuarial loss	63	14	49
Prior service credit	(29)	(7)	(22)
Curtailment and settlement loss	7	2	5
Net gain on pension and other postretirement benefits	49	10	39
Other comprehensive loss	$(468)	$10	$(478)

Year ended December 31, 2017
Foreign currency translation adjustment	$514	$—	$514
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(79)	(29)	(50)
Prior service cost	(4)	(1)	(3)
Miscellaneous loss	—	3	(3)
Amounts reclassified into income related to:
Net actuarial loss	50	18	32
Prior service credit	(36)	(13)	(23)
Curtailment and settlement loss	4	1	3
Net loss on pension and other postretirement benefits	(65)	(21)	(44)
Other comprehensive income	$449	$(21)	$470

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Losses on Cash Flow Hedges	Total
Balance as of December 31, 2016	$(1,021)	$(389)	$—	$(1,410)
Other comprehensive income (loss) before reclassifications	514	(56)	—	458
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12
Other comprehensive income (loss)	514	(44)	—	470
Balance as of December 31, 2017	(507)	(433)	—	(940)
Other comprehensive income (loss) before reclassifications	(515)	7	—	(508)
Amounts reclassified from accumulated other comprehensive loss	—	32	—	32
Other comprehensive income (loss)	(515)	39	—	(476)
Reclassification of stranded income tax effects	—	(91)	—	(91)
Balance as of December 31, 2018	(1,022)	(485)	—	(1,507)
Other comprehensive income (loss) before reclassifications	346	(197)	(2)	147
Amounts reclassified from accumulated other comprehensive loss	—	10	(1)	9
Other comprehensive income (loss)	346	(187)	(3)	156
Balance as of December 31, 2019	$(676)	$(672)	$(3)	$(1,351)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) reclassified out of accumulated other comprehensive loss and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statement of Income
	Year Ended December 31,
	2019	2018	2017
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(38)	$(63)	$(50)	(a) Other income, net
Prior service credit	28	29	36	(a) Other income, net
Curtailment and settlement	(4)	(7)	(4)	(a) Other income, net
	(14)	(41)	(18)	Total before tax
	4	9	6	Tax benefit
	$(10)	$(32)	$(12)	Net of tax

Gains on cash flow hedges:
Commodity contracts	$2	$—	$—	Revenues
	$2	$—	$—	Net of tax

Total reclassifications for the year	$(8)	$(32)	$(12)	Net of tax
_________________________

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (credit), as discussed in Note 13.

12.	VARIABLE INTEREST ENTITIES

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

The following discussion summarizes our involvement with our VIEs:

•
DGD is a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates a plant that processes animal fats, used cooking oils, and other vegetable oils into renewable diesel. The plant is located in Norco, Louisiana next to our St. Charles Refinery. Our significant agreements with DGD include an operations agreement that outlines our responsibilities as operator of the plant and a marketing agreement.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Central Mexico Terminals is a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), a Mexican company and subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests because we have determined them to be finance leases due to our exclusive use of the terminals. Although we do not have an ownership interest in the entities that own each of the three terminals, the finance leases convey to us (i) the power to direct the activities that most significantly impact the economic performance of all three terminals and (ii) the ability to influence the benefits received or the losses incurred by the terminals because of our use of the terminals. As a result, we determined each of the entities was a VIE and that we are the primary beneficiary of each. Substantially all of Central Mexico Terminals’ revenues will be derived from us; therefore, there is limited risk to us associated with Central Mexico Terminals’ operations.

•
We also have financial interests in other entities that have been determined to be VIEs because the entities’ contractual arrangements transfer the power to us to direct the activities that most significantly impact their economic performance or reduce the exposure to operational variability and risk of loss created by the entity that otherwise would be held exclusively by the equity owners. Furthermore, we determined that we are the primary beneficiary of these VIEs because (i) certain contractual arrangements (exclusive of our ownership rights) provide us with the power to direct the activities that most significantly impact the economic performance of these entities and/or (ii) our 50 percent ownership interests provide us with significant economic rights and obligations.

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

	December 31, 2019
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$85	$—	$25	$110
Other current assets	567	33	89	689
Property, plant, and equipment, net	706	381	105	1,192
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$66	$409	$8	$483
Debt and finance lease obligations, less current portion	—	—	31	31

	December 31, 2018
	VLP (a)	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$152	$65	$—	$18	$235
Other current assets	2	112	20	64	198
Property, plant, and equipment, net	1,409	576	156	113	2,254
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$27	$28	$118	$9	$182
Debt and finance lease obligations, less current portion	990	—	—	34	1,024

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

Defined Benefit Plans
We have defined benefit pension plans, some of which are subject to collective bargaining agreements, that cover most of our employees. These plans provide eligible employees with retirement income based primarily on years of service and compensation during specific periods under final average pay and cash balance formulas. We fund our pension plans as required by local regulations. In the U.S., all qualified pension plans are subject to the Employee Retirement Income Security Act’s minimum funding standard. We typically do not fund or fully fund U.S. nonqualified and certain international pension plans that are not subject to funding requirements because contributions to these pension plans may be less economic and investment returns may be less attractive than our other investment alternatives.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Changes in benefit obligation
Benefit obligation as of beginning of year	$2,639	$2,926	$292	$306
Service cost	119	133	5	6
Interest cost	98	91	11	10
Participant contributions	—	—	11	10
Benefits paid	(154)	(207)	(29)	(28)
Actuarial (gain) loss	528	(285)	41	(9)
Other	9	(19)	5	(3)
Benefit obligation as of end of year	$3,239	$2,639	$336	$292

Changes in plan assets (a)
Fair value of plan assets as of beginning of year	$2,236	$2,428	$—	$—
Actual return on plan assets	490	(130)	—	—
Valero contributions	128	156	18	18
Participant contributions	—	—	11	10
Benefits paid	(154)	(207)	(29)	(28)
Other	9	(11)	—	—
Fair value of plan assets as of end of year	$2,709	$2,236	$—	$—

Reconciliation of funded status (a)
Fair value of plan assets as of end of year	$2,709	$2,236	$—	$—
Less: Benefit obligation as of end of year	3,239	2,639	336	292
Funded status as of end of year	$(530)	$(403)	$(336)	$(292)

Accumulated benefit obligation	$3,039	$2,492	n/a	n/a

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial loss for the year ended December 31, 2019 primarily resulted from a decrease in the discount rates used to determine our benefit obligations for our pension plans from 4.25 percent in 2018 to 3.14 percent in 2019. The actuarial gain for the year ended December 31, 2018 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 3.58 percent in 2017 to 4.25 percent in 2018.

The fair value of our plan assets as of December 31, 2019 was favorably impacted by the return on plan assets resulting primarily from an improvement in equity market prices for the year. The fair value of our plan assets as of December 31, 2018 was unfavorably impacted by the negative return on plan assets resulting primarily from a significant decline in equity market prices for the year.

Amounts recognized in our balance sheet for our pension and other postretirement benefits plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Deferred charges and other assets, net	$5	$2	$—	$—
Accrued expenses	(17)	(22)	(20)	(21)
Other long-term liabilities	(518)	(383)	(316)	(271)
	$(530)	$(403)	$(336)	$(292)

The following table presents information for our pension plans with projected benefit obligations in excess of plan assets (in millions).

	December 31,
	2019	2018
Projected benefit obligation	$3,182	$2,564
Fair value of plan assets	2,647	2,160

The following table presents information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions).

	December 31,
	2019	2018
Accumulated benefit obligation	$2,760	$2,253
Fair value of plan assets	2,402	1,974

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2020	$179	$21
2021	219	20
2022	190	20
2023	204	19
2024	205	19
2025-2029	1,105	88

We plan to contribute approximately $140 million to our pension plans and $21 million to our other postretirement benefit plans during 2020.

The components of net periodic benefit cost (credit) related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost	$119	$133	$123	$5	$6	$6
Interest cost	98	91	86	11	10	10
Expected return on plan assets	(166)	(163)	(150)	—	—	—
Amortization of:
Net actuarial (gain) loss	41	65	53	(3)	(2)	(3)
Prior service credit	(19)	(18)	(20)	(9)	(11)	(16)
Special charges	4	7	4	1	—	—
Net periodic benefit cost (credit)	$77	$115	$96	$5	$3	$(3)

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(204)	$(8)	$(73)	$(41)	$9	$(6)
Prior service (cost) credit	—	7	(4)	(3)	—	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	41	65	53	(3)	(2)	(3)
Prior service credit	(19)	(18)	(20)	(9)	(11)	(16)
Curtailment and settlement loss	4	7	4	—	—	—
Total changes in other comprehensive income (loss)	$(178)	$53	$(40)	$(56)	$(4)	$(25)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost (credit) were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Net actuarial (gain) loss	$988	$828	$(20)	$(64)
Prior service credit	(90)	(108)	(19)	(31)
Total	$898	$720	$(39)	$(95)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Discount rate	3.14%	4.25%	3.32%	4.40%
Rate of compensation increase	3.75%	3.78%	n/a	n/a
Interest crediting rate for cash balance plans	3.03%	3.04%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2019 and 2018 for the majority of our pension plans and other postretirement benefit plans was based on the Aon AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon to provide a means for plan sponsors to value the liabilities of their pension plans

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or postretirement benefit plans. It is a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from one-half year to 99 years. Each bond issue underlying the curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances among those with average ratings of double-A are included in this yield curve.

We based our discount rate assumption on the Aon AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.24%	3.59%	4.08%	4.40%	3.72%	4.26%
Expected long-term rate of return on plan assets	7.22%	7.24%	7.29%	n/a	n/a	n/a
Rate of compensation increase	3.78%	3.86%	3.81%	n/a	n/a	n/a
Interest crediting rate for cash balance plans	3.04%	3.04%	3.04%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2019	2018
Health care cost trend rate assumed for the next year	7.32%	7.29%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair values of the assets of our pension plans (in millions) as of December 31, 2019 and 2018 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active. As previously noted, we do not fund or fully fund U.S. nonqualified and certain international pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	Fair Value Hierarchy			Total as of December 31, 2019
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies (a)	$622	$—	$—	$622
International companies	205	1	—	206
Preferred stock	4	—	—	4
Mutual funds:
International growth	123	—	—	123
Index funds	90	—	—	90
Corporate debt instruments (a)	—	293	—	293
Government securities:
U.S. Treasury securities	53	—	—	53
Other government securities	—	148	—	148
Common collective trusts (b)	—	751	—	751
Pooled separate accounts	—	250	—	250
Private funds	—	104	—	104
Insurance contract	—	17	—	17
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	59	—	—	59
Securities transactions payable, net	(16)	—	—	(16)
Total pension plan assets	$1,145	$1,564	$—	$2,709

___________________________
See notes on page 108.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Hierarchy			Total as of December 31, 2018
	Level 1	Level 2	Level 3
Equity securities:
U.S. companies (a)	$497	$—	$—	$497
International companies	159	1	—	160
Preferred stock	4	—	—	4
Mutual funds:
International growth	97	—	—	97
Index funds	76	—	—	76
Corporate debt instruments (a)	—	284	—	284
Government securities:
U.S. Treasury securities	45	—	—	45
Other government securities	—	138	—	138
Common collective trusts (b)	—	609	—	609
Pooled separate accounts	—	190	—	190
Private funds	—	87	—	87
Insurance contract	—	18	—	18
Interest and dividends receivable	5	—	—	5
Cash and cash equivalents	40	—	—	40
Securities transactions payable, net	(14)	—	—	(14)
Total pension plan assets	$909	$1,327	$—	$2,236

__________________________________

(a)	This class of securities is held in a wide range of industrial sectors.

(b)
This class includes primarily investments in approximately 75 percent equities and 25 percent bonds as of December 31, 2019. As of December 31, 2018, this class included primarily investments in approximately 70 percent equities and 30 percent bonds.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2019, the target allocations for plan assets under our primary pension plan are 70 percent equity securities and 30 percent fixed income investments.

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

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $77 million, $74 million, and $70 million for the years ended December 31, 2019, 2018, and 2017, respectively.

14.	STOCK-BASED COMPENSATION

Overview
Under our 2011 Omnibus Stock Incentive Plan (the OSIP), various stock and stock-based awards may be granted to employees and non-employee directors. Awards available under the OSIP include, but are not limited to, (i) restricted stock that vests over a period determined by our compensation committee, (ii) performance awards that vest upon the achievement of an objective performance goal, (iii) options to purchase shares of common stock, (iv) dividend equivalent rights, and (v) stock unit awards. The OSIP was approved by our stockholders on April 28, 2011 and re-approved by our stockholders on May 12, 2016. As of December 31, 2019, 7,740,665 shares of our common stock remained available to be awarded under the OSIP.

We also maintain another stock-based compensation plan under which previously granted equity awards remain outstanding. No additional grants may be awarded under this plan.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Restricted stock	$64	$63	$58
Performance awards	23	22	19
Stock options and other awards	2	1	—
Total stock-based compensation expense	$89	$86	$77
Tax benefit recognized on stock-based compensation expense	$19	$18	$27
Tax benefit realized for tax deductions resulting from exercises and vestings	17	32	44
Effect of tax deductions in excess of recognized stock-based compensation expense	7	20	24

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

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2019	1,176,578	$80.70
Granted	677,482	98.75
Vested	(757,217)	78.54
Forfeited	(4,989)	83.18
Nonvested shares as of December 31, 2019	1,091,854	93.38

As of December 31, 2019, there was $59 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock:

	Year Ended December 31,
	2019	2018	2017
Weighted-average grant-date fair value per share of restricted stock granted	$98.75	$92.12	$79.32
Fair value of restricted stock vested (in millions)	74	80	71

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	INCOME TAXES

Income Statement Components
Income before income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$2,496	$3,168	$2,283
International operations	990	1,064	924
Income before income tax expense (benefit)	$3,486	$4,232	$3,207

Statutory income tax rates applicable to the countries in which we operate were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	21%	21%	35%
Canada	15%	15%	15%
U.K.	19%	19%	19%
Ireland	13%	13%	13%
Peru	30%	30%	n/a
Mexico	30%	30%	n/a

The following is a reconciliation of income tax expense (benefit) computed by applying statutory income tax rates as reflected in the preceding table to actual income tax expense (benefit) (in millions):

	U.S.		International		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2019
Income tax expense at statutory rates	$524	21.0%	$147	14.8%	$671	19.2%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	16	0.7%	88	8.9%	104	3.0%
Permanent differences	(36)	(1.5)%	10	1.0%	(26)	(0.7)%
GILTI tax (a)	115	4.6%	—	—	115	3.3%
Foreign tax credits	(95)	(3.8)%	—	—	(95)	(2.7)%
Repatriation withholding tax	45	1.8%	—	—	45	1.3%
Tax effects of income associated with noncontrolling interests	(77)	(3.1)%	2	0.2%	(75)	(2.2)%
Other, net	(36)	(1.4)%	(1)	(0.1)%	(37)	(1.1)%
Income tax expense	$456	18.3%	$246	24.8%	$702	20.1%
__________________________

(a)	See note on page 112.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S.		International		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2018
Income tax expense at statutory rates	$665	21.0%	$163	15.3%	$828	19.6%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	44	1.4%	80	7.5%	124	2.9%
Permanent differences	(9)	(0.3)%	—	—	(9)	(0.2)%
GILTI tax (a)	67	2.1%	—	—	67	1.6%
Foreign tax credits	(50)	(1.6)%	—	—	(50)	(1.2)%
Effects of Tax Reform (a)	(12)	(0.4)%	—	—	(12)	(0.3)%
Tax effects of income associated with noncontrolling interests	(49)	(1.5)%	—	—	(49)	(1.2)%
Other, net	(23)	(0.7)%	3	0.3%	(20)	(0.5)%
Income tax expense	$633	20.0%	$246	23.1%	$879	20.7%

Year ended December 31, 2017
Income tax expense at statutory rates	$799	35.0%	$158	17.1%	$957	29.8%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	37	1.6%	46	5.0%	83	2.6%
Permanent differences:
Manufacturing deduction	(42)	(1.8)%	—	—	(42)	(1.3)%
Other	(9)	(0.4)%	—	—	(9)	(0.3)%
Change in tax law (a)	(1,862)	(81.6)%	—	—	(1,862)	(58.1)%
Tax effects of income associated with noncontrolling interests	(31)	(1.4)%	—	—	(31)	(1.0)%
Other, net	(52)	(2.3)%	7	0.8%	(45)	(1.4)%
Income tax expense (benefit)	$(1,160)	(50.9)%	$211	22.9%	$(949)	(29.7)%
__________________________

(a)	See “Tax Reform” below for a discussion of the changes in tax law in the U.S. that were enacted in December 2017.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense (benefit) were as follows (in millions):

	U.S.		International	Total
Year ended December 31, 2019
Current:
Country	$145		$186	$331
U.S. state / Canadian provincial	37		100	137
Total current	182		286	468
Deferred:
Country	290		(28)	262
U.S. state / Canadian provincial	(16)		(12)	(28)
Total deferred	274		(40)	234
Income tax expense	$456		$246	$702

Year ended December 31, 2018
Current:
Country	$432		$141	$573
U.S. state / Canadian provincial	37		66	103
Total current	469	(a)	207	676
Deferred:
Country	145		25	170
U.S. state / Canadian provincial	19		14	33
Total deferred	164	(b)	39	203
Income tax expense	$633		$246	$879

Year ended December 31, 2017
Current:
Country	$1,305		$194	$1,499
U.S. state / Canadian provincial	34		61	95
Total current	1,339	(a)	255	1,594
Deferred:
Country	(2,522)		(29)	(2,551)
U.S. state / Canadian provincial	23		(15)	8
Total deferred	(2,499)	(b)	(44)	(2,543)
Income tax expense (benefit)	$(1,160)		$211	$(949)

___________________________

(a)
Current income tax expense includes a $21 million benefit and a $781 million expense related to our Tax Reform adjustment for the years ended December 31, 2018 and 2017, respectively, as described in “Tax Reform” below.

(b)
Deferred income tax expense (benefit) includes a $9 million expense and a $2.6 billion benefit related to our Tax Reform adjustment for the years ended December 31, 2018 and 2017, respectively, as described in “Tax Reform” below.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes Paid (Refunded)
Income taxes paid to (received from) U.S. and international taxing authorities were as follows (in millions):

	Year Ended December 31,
	2019		2018	2017
U.S.	$(298)	(a)	$1,016	$239
International	182		345	171
Income taxes paid (refunded), net	$(116)		$1,361	$410

__________________________

(a)
This amount includes a refund of $348 million, including interest, that we received related to the settlement of the combined audit of our U.S. federal income tax returns for 2010 and 2011. See “Tax Returns Under Audit – U.S. Federal” below.

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2019	2018
Deferred income tax assets:
Tax credit carryforwards	$683	$644
Net operating losses (NOLs)	582	523
Inventories	141	101
Compensation and employee benefit liabilities	213	175
Environmental liabilities	69	71
Other	156	141
Total deferred income tax assets	1,844	1,655
Valuation allowance	(1,200)	(1,111)
Net deferred income tax assets	644	544

Deferred income tax liabilities:
Property, plant, and equipment	4,924	4,589
Deferred turnaround costs	331	316
Inventories	217	287
Investments	122	142
Other	153	172
Total deferred income tax liabilities	5,747	5,506
Net deferred income tax liabilities	$5,103	$4,962

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had the following income tax credit and loss carryforwards as of December 31, 2019 (in millions):

	Amount	Expiration
U.S. state income tax credits (gross amount)	$89	2020 through 2033
U.S. state income tax credits (gross amount)	17	Unlimited
U.S. foreign tax credits	598	2027
U.S. state NOLs (gross amount)	10,913	2020 through 2039

We have recorded a valuation allowance as of December 31, 2019 and 2018 due to uncertainties related to our ability to utilize some of our deferred income tax assets associated with our U.S. foreign tax credits and certain U.S. state income tax credits and NOLs before they expire. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The valuation allowance increased by $89 million in 2019 primarily due to an increase in excess U.S. foreign tax credits as well as U.S. state income tax NOLs.

As a part of completing our accounting for Tax Reform in 2018 as described in “Tax Reform” below, we assessed our ability to use our foreign tax credits to offset the tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries and concluded that our foreign tax credit carryforwards were not more likely than not to be realized, and we recorded a full valuation allowance against the deferred income tax asset associated with those carryforwards.

As described in “Tax Reform” below, one of the most significant changes in Tax Reform was the shift from a worldwide system of taxation to a hybrid territorial system. The shift to a hybrid territorial system allows us to distribute cash via a dividend from our international subsidiaries with a full dividend received deduction in the U.S. As a result, we will not recognize U.S. federal deferred taxes for the future tax consequences attributable to undistributed earnings of our international subsidiaries. However, there may be a cost to repatriate the undistributed earnings of certain of our international subsidiaries to us, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. As of December 31, 2019, the cumulative undistributed earnings of these subsidiaries that is considered permanently reinvested in those countries were approximately $4.2 billion. It is not practicable to estimate the amount of additional tax that would be payable on those earnings, if distributed.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
Change in Unrecognized Tax Benefits
The following is a reconciliation of the change in unrecognized tax benefits, excluding related interest and penalties, (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance as of beginning of year	$970	$941	$936
Additions for tax positions related to the current year	19	23	33
Additions for tax positions related to prior years	30	28	15
Reductions for tax positions related to prior years	(101)	(19)	(42)
Reductions for tax positions related to the lapse of applicable statute of limitations	(14)	(1)	(1)
Settlements	(7)	(2)	—
Balance as of end of year	$897	$970	$941

Liability for Unrecognized Tax Benefits
The following is a reconciliation of unrecognized tax benefits to our liability for unrecognized tax benefits presented in our balance sheets (in millions).

	December 31,
	2019	2018
Unrecognized tax benefits	$897	$970
Tax refund claims not yet filed but that we intend to file	(29)	(277)
Interest and penalties	100	88
Liability for unrecognized tax benefits presented in our balance sheets	$968	$781

Our liability for unrecognized tax benefits is reflected in the following balance sheet line items (in millions):

	December 31,
	2019	2018
Income taxes payable	$—	$42
Other long-term liabilities	954	721
Deferred tax liabilities	14	18
Liability for unrecognized tax benefits presented in our balance sheets	$968	$781

As of December 31, 2019, our liability for unrecognized tax benefits includes $525 million of refund claims associated with taxes paid on incentive payments received from the U.S. federal government for blending biofuels into refined petroleum products. We recorded a tax refund receivable of $525 million in connection with our refund claims, but we also recorded a liability for unrecognized tax benefits of $525 million due to the complexity of this matter and uncertainties with respect to sustaining these refund claims. Therefore, our

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial position, results of operations, and liquidity will not be negatively impacted if we are unsuccessful in sustaining these refund claims.

Other Disclosures
As of December 31, 2019 and 2018, there was $762 million and $807 million, respectively, of unrecognized tax benefits that if recognized would reduce our annual effective tax rate.

Interest and penalties incurred during the years ended December 31, 2019, 2018, and 2017 was immaterial.

Although reasonably possible, we do not anticipate that any of our tax audits will be resolved in 2020 that would result in a reduction in our liability for unrecognized tax benefits due to the tax positions being sustained or due to our agreement of their disallowance. Should any reductions occur, we do not expect they would have a significant impact on our financial statements because such reductions would not significantly affect our annual effective tax rate.

Tax Returns Under Audit
U.S. Federal
In 2019, we settled the combined audit related to our U.S. federal income tax returns for 2010 and 2011 and received a refund of $348 million, including interest. We did not have a significant change to our liability for unrecognized tax benefits upon settlement of the audit. As of December 31, 2019, our U.S. federal income tax returns for 2012 through 2015 were under audit by the IRS. The IRS has proposed adjustments and we are working with the IRS to resolve these matters. We believe that these matters will be resolved for amounts consistent with our liability for unrecognized tax benefits associated with these matters.

We have amended our U.S federal income tax returns for 2005 through 2011 to exclude from taxable income incentive payments received from the U.S. federal government for blending biofuels into refined petroleum products, and we have claimed $525 million in refunds. The 2005 through 2009 amended return refund claims have been disallowed by the IRS and we are currently evaluating our options to contest the disallowance of these adjustments. As noted above in the discussion of our liability for unrecognized tax benefits, an ultimate disallowance of these refund claims would not negatively impact our financial position, results of operations, and liquidity.

U.S. State
As of December 31, 2019, our California tax returns for 2004 through 2008 and 2011 through 2016 were under audit by the state of California. We do not expect the ultimate disposition of these audits will result in a material change to our financial position, results of operations, or liquidity. We believe these audits will be resolved for amounts consistent with the liability for unrecognized tax benefits associated with these audits.

International
As of December 31, 2019, our Canadian subsidiary’s federal tax returns for 2013 through 2016 were under audit by the Canada Revenue Agency (CRA) and our Quebec provincial tax returns for 2013 through 2016 were under audit by Revenue Quebec. We are currently protesting the proposed adjustments by the CRA for 2013 and 2014 and we do not expect the ultimate disposition of these adjustments will result in a material change to our financial position, results of operations, or liquidity.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Reform) was enacted, which resulted in significant changes to the Code and was effective beginning on January 1, 2018. The most significant changes affecting us are as follows:

•	reduction in the statutory income tax rate from 35 percent to 21 percent;

•	assessment of a one-time transition tax on deemed repatriated earnings and profits from our international subsidiaries;

•
shift from a worldwide system of taxation to a hybrid territorial system of taxation, resulting in a minimum tax on the income of international subsidiaries (the GILTI tax) rather than a tax deferral on such earnings in certain circumstances;

•	deduction for all of the costs to acquire or construct certain business assets in the year they are placed in service through 2022; and

•	repeal of the manufacturing deduction;

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

•
We recognized a one-time transition tax of $734 million on the deemed repatriation of previously undistributed accumulated earnings and profits of our international subsidiaries based on approximately $4.7 billion of the combined earnings and profits of our international subsidiaries that had not been distributed to us. This transition tax will be remitted to the Internal Revenue Service (IRS) over the eight-year period provided in the Code, with the first annual remittance paid in 2018.

•	We accrued withholding tax of $47 million on a portion of the earnings of one of our international subsidiaries that we have deemed to not be permanently reinvested in our operations in that country.

Because of the significant and complex changes to the Code from Tax Reform, including the need for regulatory guidance from the IRS to properly account for many of the provisions, the SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which required that the effects of Tax Reform be recorded for items where the accounting was complete, as well as for items where a reasonable estimate could be made (referred to as provisional amounts). For items where reasonable estimates could not be made, provisional amounts were not recorded and those items continued to be accounted for under the Code prior to changes from Tax Reform until a reasonable estimate could be made.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of our adjustment (in millions) to reflect the effects of Tax Reform for the years ended December 31, 2018 and 2017, including whether such amounts were complete, provisional, or incomplete. The amounts presented for 2018 were completed during the fourth quarter of 2018.

	Year Ended December 31,				Cumulative Tax Reform Adjustment
	2017		2018
	Accounting Status	Amount	Accounting Status	Amount
Income tax benefit from the remeasurement of U.S. deferred income tax assets and liabilities	Complete	$(2,643)	Complete	$—	$(2,643)
Tax on the deemed repatriation of the accumulated earnings and profits of our international subsidiaries	Provisional	734	Complete	6	740
Recognition of foreign withholding tax, net of U.S. federal tax benefit	Complete	47	Complete	—	47
Deductibility of certain executive compensation expense	Incomplete	—	Complete	5	5
Income tax expense associated with the statutory income tax rate differential on accrual to return adjustments that were identified upon completion of our U.S. federal income tax return in 2018	Incomplete	—	Complete	9	9
Foreign tax credit available to offset the tax on deemed repatriation of the accumulated earnings and profits of our international subsidiaries	Incomplete	—	Complete	(32)	(32)
Tax Reform benefit		$(1,862)		$(12)	$(1,874)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	EARNINGS PER COMMON SHARE

Earnings per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Earnings per common share
Net income attributable to Valero stockholders	$2,422	$3,122	$4,065
Less: Income allocated to participating securities	7	9	14
Net income available to common shareholders	$2,415	$3,113	$4,051

Weighted-average common shares outstanding	413	426	442

Earnings per common share	$5.84	$7.30	$9.17

Earnings per common share – assuming dilution
Net income attributable to Valero stockholders	$2,422	$3,122	$4,065

Weighted-average common shares outstanding	413	426	442
Effect of dilutive securities	1	2	2
Weighted-average common shares outstanding – assuming dilution	414	428	444

Earnings per common share – assuming dilution	$5.84	$7.29	$9.16

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

Receivables from Contracts with Customers
Our receivables from contracts with customers are included in “receivables, net” as presented in Note 3.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities from Contracts with Customers
Our contract liabilities from contracts with customers are included in accrued expenses as presented in Note 8. Substantially all of the contract liabilities as of December 31, 2018 were recognized into revenue during the year ended December 31, 2019.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of December 31, 2019, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income and total expenditures for long-lived assets by reportable segment (in millions):

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Year ended December 31, 2019
Revenues:
Revenues from external customers	$103,746	$3,606	$970	$2	$108,324
Intersegment revenues	18	231	247	(496)	—
Total revenues	103,764	3,837	1,217	(494)	108,324
Cost of sales:
Cost of materials and other	93,371	3,239	360	(494)	96,476
Operating expenses (excluding depreciation and amortization expense reflected below)	4,289	504	75	—	4,868
Depreciation and amortization expense	2,062	90	50	—	2,202
Total cost of sales	99,722	3,833	485	(494)	103,546
Other operating expenses	20	1	—	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	868	868
Depreciation and amortization expense	—	—	—	53	53
Operating income by segment	$4,022	$3	$732	$(921)	$3,836
Total expenditures for long-lived assets (a)	$2,581	$47	$160	$58	$2,846
__________________________

(a)	See note on page 123.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Ethanol	Renewable Diesel	Corporate and Eliminations	Total
Year ended December 31, 2018
Revenues:
Revenues from external customers	$113,093	$3,428	$508	$4	$117,033
Intersegment revenues	25	210	170	(405)	—
Total revenues	113,118	3,638	678	(401)	117,033
Cost of sales:
Cost of materials and other	101,866	3,008	262	(404)	104,732
Operating expenses (excluding depreciation and amortization expense reflected below)	4,154	470	66	—	4,690
Depreciation and amortization expense	1,910	78	29	—	2,017
Total cost of sales	107,930	3,556	357	(404)	111,439
Other operating expenses	45	—	—	—	45
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	925	925
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$5,143	$82	$321	$(974)	$4,572
Total expenditures for long-lived assets (a)	$2,767	$373	$192	$44	$3,376

Year ended December 31, 2017
Revenues:
Revenues from external customers	$90,258	$3,324	$393	$5	$93,980
Intersegment revenues	8	176	241	(425)	—
Total revenues	90,266	3,500	634	(420)	93,980
Cost of sales:
Cost of materials and other	80,160	2,804	498	(425)	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	4,014	443	47	—	4,504
Depreciation and amortization expense	1,824	81	29	—	1,934
Total cost of sales	85,998	3,328	574	(425)	89,475
Other operating expenses	61	—	—	—	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	829	829
Depreciation and amortization expense	—	—	—	52	52
Operating income by segment	$4,207	$172	$60	$(876)	$3,563
Total expenditures for long-lived assets (a)	$1,732	$84	$88	$44	$1,948
__________________________

(a)	Total expenditures for long-lived assets includes amounts related to capital expenditures; deferred turnaround and catalyst costs; and property, plant, and equipment for acquisitions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions).

	Year Ended December 31,
	2019	2018	2017
Refining:
Gasolines and blendstocks	$42,798	$46,596	$40,347
Distillates	51,942	55,037	41,680
Other product revenues	9,006	11,460	8,231
Total refining revenues	103,746	113,093	90,258
Ethanol:
Ethanol	2,889	2,713	2,764
Distillers grains	717	715	560
Total ethanol revenues	3,606	3,428	3,324
Renewable diesel:
Renewable diesel	970	508	393
Corporate – other revenues	2	4	5
Revenues	$108,324	$117,033	$93,980

Revenues by geographic area are shown in the following table (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our revenues.

	Year Ended December 31,
	2019	2018	2017
U.S.	$77,173	$82,992	$66,614
Canada	7,915	9,211	7,039
U.K. and Ireland	13,584	15,208	11,556
Other countries	9,652	9,622	8,771
Revenues	$108,324	$117,033	$93,980

Long-lived assets include property, plant, and equipment and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2019	2018
U.S.	$27,485	$27,475
Canada	1,886	1,798
U.K. and Ireland	1,232	1,113
Other countries	497	266
Total long-lived assets	$31,100	$30,652

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	December 31,
	2019	2018
Refining	$47,067	$43,488
Ethanol	1,615	1,691
Renewable diesel	1,412	787
Corporate and eliminations	3,770	4,189
Total assets	$53,864	$50,155

As of December 31, 2019 and 2018, our investments in unconsolidated joint ventures accounted for under the equity method were $942 million and $542 million, respectively, all of which related to the refining segment and are reflected in “deferred charges and other assets, net” as presented in Note 7.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Decrease (increase) in current assets:
Receivables, net	$(1,468)	$(457)	$(870)
Inventories	(385)	(197)	(516)
Prepaid expenses and other	427	(77)	151
Increase (decrease) in current liabilities:
Accounts payable	1,534	304	1,842
Accrued expenses	(27)	(113)	21
Taxes other than income taxes payable	60	(73)	172
Income taxes payable	153	(684)	489
Changes in current assets and current liabilities	$294	$(1,297)	$1,289

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest paid in excess of amount capitalized, including interest on finance leases	$452	$463	$457
Income taxes paid (refunded), net (see Note 15)	(116)	1,361	410

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Year Ended December 31, 2019
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$441	$50
Investing cash flows	1	—
Financing cash flows	—	34
Changes in lease balances resulting from new and modified leases (a)	1,756	239
___________________

(a)	Includes noncash activity of $1.3 billion for operating lease ROU assets recorded on January 1, 2019 upon adoption of Topic 842.

Noncash investing and financing activities for the year ended December 31, 2019 also included the derecognition of the property, plant, and equipment and the related long-term liability associated with a build-to-suit lease arrangement with respect to the MVP Terminal, and the subsequent recognition of our investment in MVP, which is the unconsolidated joint venture that owns the MVP Terminal, as described in Note 10.

Noncash investing and financing activities for the years ended December 31, 2018 and 2017 included the recognition of (i) finance lease assets and related obligations primarily for the lease of storage tanks and (ii) terminal assets and related obligations under owner accounting as described in Note 10.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2019 and 2018.

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

	December 31, 2019
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$617	$—	$—	$617	$(612)	$—	$5	$—
Foreign currency contracts	27	—	—	27	n/a	n/a	27	n/a
Investments of certain benefit plans	65	—	9	74	n/a	n/a	74	n/a
Total	$709	$—	$9	$718	$(612)	$—	$106

Liabilities
Commodity derivative contracts	$668	$—	$—	$668	$(612)	$(56)	$—	$(84)
Environmental credit obligations	—	2	—	2	n/a	n/a	2	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$678	$5	$—	$683	$(612)	$(56)	$15

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$2,792	$—	$—	$2,792	$(2,669)	$(34)	$89	$—
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	60	—	9	69	n/a	n/a	69	n/a
Total	$2,856	$—	$9	$2,865	$(2,669)	$(34)	$162

Liabilities
Commodity derivative contracts	$2,681	$—	$—	$2,681	$(2,669)	$(12)	$—	$(136)
Environmental credit obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$2,682	$18	$—	$2,700	$(2,669)	$(12)	$19

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

There were no transfers into or out of Level 3 for assets and liabilities held as of December 31, 2019 and 2018 that were measured at fair value on a recurring basis.

There was no significant activity during the years ended December 31, 2019, 2018, and 2017 related to the fair value amounts categorized in Level 3 as of December 31, 2019 and 2018.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 1	$2,583	$2,583	$2,982	$2,982
Financial liabilities
Debt (excluding finance leases)	Level 2	8,881	10,583	8,503	8,986

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	PRICE RISK MANAGEMENT ACTIVITIES

We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with various government and regulatory programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 19), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income is summarized below under “Effect of Derivative Instruments on Income.”

Risk Management Activities by Type of Risk
Commodity Price Risk
We are exposed to market risks related to the volatility in the price of crude oil, refined petroleum products (primarily gasoline and distillate), renewable diesel, grain (primarily corn), renewable diesel feedstocks, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.

We primarily use commodity derivative instruments as cash flow hedges and economic hedges. Our objectives for entering into each type of hedge is described below.

•
Cash flow hedges – The objective of our cash flow hedges is to lock in the price of forecasted (i) feedstock, refined petroleum product, or natural gas purchases, or (ii) refined petroleum product or renewable diesel sales at existing market prices that we deem favorable.

•
Economic hedges – Our objectives for holding economic hedges are to (i) manage price volatility in certain feedstock and refined petroleum product inventories and fixed-price purchase contracts, and (ii) lock in the price of forecasted feedstock, refined petroleum product, or natural gas purchases or refined petroleum product or renewable diesel sales at existing market prices that we deem favorable.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2020	2021
Derivatives designated as cash flow hedges
Renewable diesel:
Futures – long	995	—
Futures – short	2,492	—

Derivatives designated as economic hedges
Crude oil and refined petroleum products:
Futures – long	73,348	2
Futures – short	76,045	—
Options – long	1,550	—
Options – short	1,550	—
Corn:
Futures – long	50,120	—
Futures – short	66,575	295
Physical contracts – long	22,055	306

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2019, we had foreign currency contracts to purchase $739 million of U.S. dollars and $2.3 billion of U.S. dollar equivalent Canadian dollars. All of these commitments matured on or before February 15, 2020.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. For the years ended December 31, 2019, 2018, and 2017, the cost of meeting our obligations under these compliance programs was $318 million, $536 million, and $942 million, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under GHG emission programs, including the cap-and-trade systems, as discussed in Note 19. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the years ended December 31, 2019, 2018, and 2017 and expect to continue to recover the majority of these costs in the future. For the years ended December 31, 2019, 2018, and 2017, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of December 31, 2019 and 2018 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 19 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2019		December 31, 2018
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts	Receivables, net	$9	$20	$—	$—

Derivatives not designated as hedging instruments
Commodity contracts	Receivables, net	$608	$648	$2,792	$2,681
Physical purchase contracts	Inventories	—	3	—	5
Foreign currency contracts	Receivables, net	27	—	4	—
Foreign currency contracts	Accrued expenses	—	10	—	1
Total		$635	$661	$2,796	$2,687

Market Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, which is the risk that future changes in market conditions

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2019	2018	2017
Commodity contracts	Revenues	$5	$—	$—
Commodity contracts	Cost of materials and other	(68)	(165)	(278)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	7	—
Foreign currency contracts	Cost of materials and other	(21)	56	(40)
Foreign currency contracts	Other income, net	75	(43)	—

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the completion of the Merger Transaction as described in Note 2, Valero Energy Corporation, the parent company, entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of the following debt issued by Valero Energy Partners LP, an indirect wholly owned subsidiary of Valero Energy Corporation, that was outstanding as of December 31, 2019:

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$912	$—	$1,671	$—	$2,583
Receivables, net	—	—	8,904	—	8,904
Receivables from affiliates	4,336	—	13,806	(18,142)	—
Inventories	—	—	7,013	—	7,013
Prepaid expenses and other	63	—	406	—	469
Total current assets	5,311	—	31,800	(18,142)	18,969
Property, plant and equipment, at cost	—	—	44,294	—	44,294
Accumulated depreciation	—	—	(15,030)	—	(15,030)
Property, plant and equipment, net	—	—	29,264	—	29,264
Investment in affiliates	37,902	2,673	382	(40,957)	—
Deferred charges and other assets, net	771	—	4,860	—	5,631
Total assets	$43,984	$2,673	$66,306	$(59,099)	$53,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$—	$—	$494	$—	$494
Accounts payable	—	—	10,205	—	10,205
Accounts payable to affiliates	12,515	1,291	4,336	(18,142)	—
Accrued expenses	120	7	822	—	949
Taxes other than income taxes payable	—	—	1,304	—	1,304
Income taxes payable	108	—	100	—	208
Total current liabilities	12,743	1,298	17,261	(18,142)	13,160
Debt and finance lease obligations, less current portion	7,095	991	1,092	—	9,178
Deferred income tax liabilities	—	2	5,101	—	5,103
Other long-term liabilities	2,343	—	1,544	—	3,887
Equity:
Stockholders’ equity:
Common stock	7	—	1	(1)	7
Additional paid-in capital	6,821	—	9,771	(9,771)	6,821
Treasury stock, at cost	(15,648)	—	—	—	(15,648)
Retained earnings	31,974	—	31,636	(31,636)	31,974
Partners’ equity	—	382	—	(382)	—
Accumulated other comprehensive loss	(1,351)	—	(833)	833	(1,351)
Total stockholders’ equity	21,803	382	40,575	(40,957)	21,803
Noncontrolling interests	—	—	733	—	733
Total equity	21,803	382	41,308	(40,957)	22,536
Total liabilities and equity	$43,984	$2,673	$66,306	$(59,099)	$53,864

VALERO ENERGY CORPORATION
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$108,324	$—	$108,324
Cost of sales:
Cost of materials and other	—	—	96,476	—	96,476
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	4,868	—	4,868
Depreciation and amortization expense	—	—	2,202	—	2,202
Total cost of sales	—	—	103,546	—	103,546
Other operating expenses	—	—	21	—	21
General and administrative expenses (excluding depreciation and amortization expense reflected below)	6	—	862	—	868
Depreciation and amortization expense	—	—	53	—	53
Operating income (loss)	(6)	—	3,842	—	3,836
Equity in earnings of subsidiaries	3,006	406	357	(3,769)	—
Other income, net	193	—	625	(714)	104
Interest and debt expense, net of capitalized interest	(927)	(47)	(194)	714	(454)
Income before income tax expense (benefit)	2,266	359	4,630	(3,769)	3,486
Income tax expense (benefit)	(156)	—	858	—	702
Net income	2,422	359	3,772	(3,769)	2,784
Less: Net income attributable to noncontrolling interests	—	—	360	2	362
Net income attributable to stockholders	$2,422	$359	$3,412	$(3,771)	$2,422

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$117,033	$—	$117,033
Cost of sales:
Cost of materials and other	—	—	104,732	—	104,732
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	4,690	—	4,690
Depreciation and amortization expense	—	—	2,017	—	2,017
Total cost of sales	—	—	111,439	—	111,439
Other operating expenses	—	—	45	—	45
General and administrative expenses (excluding depreciation and amortization expense reflected below)	2	—	923	—	925
Depreciation and amortization expense	—	—	52	—	52
Operating income (loss)	(2)	—	4,574	—	4,572
Equity in earnings of subsidiaries	3,724	319	196	(4,239)	—
Other income, net	220	2	621	(713)	130
Interest and debt expense, net of capitalized interest	(913)	(55)	(215)	713	(470)
Income before income tax expense (benefit)	3,029	266	5,176	(4,239)	4,232
Income tax expense (benefit)	(93)	2	970	—	879
Net income	3,122	264	4,206	(4,239)	3,353
Less: Net income attributable to noncontrolling interests	—	—	163	68	231
Net income attributable to stockholders	$3,122	$264	$4,043	$(4,307)	$3,122

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2017
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$93,980	$—	$93,980
Cost of sales:
Cost of materials and other	—	—	83,037	—	83,037
Operating expenses (excluding depreciation and amortization expense reflected below)	—	—	4,504	—	4,504
Depreciation and amortization expense	—	—	1,934	—	1,934
Total cost of sales	—	—	89,475	—	89,475
Other operating expenses	—	—	61	—	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	6	—	823	—	829
Depreciation and amortization expense	—	—	52	—	52
Operating income (loss)	(6)	—	3,569	—	3,563
Equity in earnings of subsidiaries	5,236	275	176	(5,687)	—
Other income, net	290	1	415	(594)	112
Interest and debt expense, net of capitalized interest	(780)	(36)	(246)	594	(468)
Income before income tax expense (benefit)	4,740	240	3,914	(5,687)	3,207
Income tax expense (benefit)	675	2	(1,626)	—	(949)
Net income	4,065	238	5,540	(5,687)	4,156
Less: Net income attributable to noncontrolling interests	—	—	29	62	91
Net income attributable to stockholders	$4,065	$238	$5,511	$(5,749)	$4,065

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$2,422	$359	$3,772	$(3,769)	$2,784
Other comprehensive income:
Foreign currency translation adjustment	346	—	286	(283)	349
Net loss on pension and other postretirement benefits	(234)	—	(19)	19	(234)
Net loss on cash flow hedges	(4)	—	(8)	4	(8)
Other comprehensive income before income tax benefit	108	—	259	(260)	107
Income tax benefit related to items of other comprehensive income	(48)	—	(4)	4	(48)
Other comprehensive income	156	—	263	(264)	155
Comprehensive income	2,578	359	4,035	(4,033)	2,939
Less: Comprehensive income attributable to noncontrolling interests	—	—	359	2	361
Comprehensive income attributable to stockholders	$2,578	$359	$3,676	$(4,035)	$2,578
Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$3,122	$264	$4,206	$(4,239)	$3,353
Other comprehensive loss:
Foreign currency translation adjustment	(515)	—	(419)	417	(517)
Net gain on pension and other postretirement benefits	49	—	18	(18)	49
Other comprehensive loss before income tax expense	(466)	—	(401)	399	(468)
Income tax expense related to items of other comprehensive loss	10	—	3	(3)	10
Other comprehensive loss	(476)	—	(404)	402	(478)
Comprehensive income	2,646	264	3,802	(3,837)	2,875
Less: Comprehensive income attributable to noncontrolling interests	—	—	161	68	229
Comprehensive income attributable to stockholders	$2,646	$264	$3,641	$(3,905)	$2,646

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2017
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4,065	$238	$5,540	$(5,687)	$4,156
Other comprehensive income:
Foreign currency translation adjustment	514	—	434	(434)	514
Net gain (loss) on pension and other postretirement benefits	(65)	—	4	(4)	(65)
Other comprehensive income before income tax expense (benefit)	449	—	438	(438)	449
Income tax expense (benefit) related to items of other comprehensive income	(21)	—	1	(1)	(21)
Other comprehensive income	470	—	437	(437)	470
Comprehensive income	4,535	238	5,977	(6,124)	4,626
Less: Comprehensive income attributable to noncontrolling interests	—	—	29	62	91
Comprehensive income attributable to stockholders	$4,535	$238	$5,948	$(6,186)	$4,535

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(131)	$(46)	$6,165	$(457)	$5,531
Cash flows from investing activities:
Capital expenditures (excluding VIEs)	—	—	(1,627)	—	(1,627)
Capital expenditures of VIEs:
DGD	—	—	(142)	—	(142)
Other VIEs	—	—	(225)	—	(225)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	—	—	(762)	—	(762)
Deferred turnaround and catalyst cost expenditures of DGD	—	—	(18)	—	(18)
Investments in unconsolidated joint ventures	—	—	(164)	—	(164)
Acquisitions of ethanol plants	—	—	(3)	—	(3)
Acquisitions of undivided interests	—	—	(72)	—	(72)
Intercompany investing activities	395	2	(2,973)	2,576	—
Other investing activities, net	—	—	12	—	12
Net cash provided by (used in) investing activities	395	2	(5,974)	2,576	(3,001)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	992	—	900	—	1,892
Proceeds from borrowings of VIEs	—	—	239	—	239
Repayments of debt and finance lease obligations (excluding VIEs)	(871)	—	(934)	—	(1,805)
Repayments of debt of VIEs	—	—	(6)	—	(6)
Intercompany financing activities	2,520	268	(212)	(2,576)	—
Purchases of common stock for treasury	(777)	—	—	—	(777)
Common stock dividends	(1,492)	—	(81)	81	(1,492)
Acquisition of VLP publicly held common units	—	—	(950)	—	(950)
Distributions to noncontrolling interests and unitholders of VLP	—	(376)	(70)	376	(70)
Other financing activities, net	(15)	—	(13)	—	(28)
Net cash provided by (used in) financing activities	357	(108)	(1,127)	(2,119)	(2,997)
Effect of foreign exchange rate changes on cash	—	—	68	—	68
Net increase (decrease) in cash and cash equivalents	621	(152)	(868)	—	(399)
Cash and cash equivalents at beginning of year	291	152	2,539	—	2,982
Cash and cash equivalents at end of year	$912	$—	$1,671	$—	$2,583

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,207)	$(51)	$5,828	$(199)	$4,371
Cash flows from investing activities:
Capital expenditures (excluding VIEs)	—	—	(1,463)	—	(1,463)
Capital expenditures of VIEs:
DGD	—	—	(165)	—	(165)
Other VIEs	—	—	(124)	—	(124)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	—	—	(888)	—	(888)
Deferred turnaround and catalyst cost expenditures of DGD	—	—	(27)	—	(27)
Investments in unconsolidated joint ventures	—	—	(181)	—	(181)
Peru Acquisition, net of cash acquired	—	—	(468)	—	(468)
Acquisitions of ethanol plants	—	—	(320)	—	(320)
Acquisitions of undivided interests	—	—	(212)	—	(212)
Minor acquisitions	—	—	(88)	—	(88)
Intercompany investing activities	758	102	(2,381)	1,521	—
Other investing activities, net	—	—	8	—	8
Net cash provided by (used in) investing activities	758	102	(6,309)	1,521	(3,928)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	750	498	10	—	1,258
Proceeds from borrowings of VIEs	—	—	109	—	109
Repayments of debt and finance lease obligations (excluding VIEs)	(787)	(410)	(156)	—	(1,353)
Repayments of debt of VIEs	—	—	(6)	—	(6)
Intercompany financing activities	2,106	190	(775)	(1,521)	—
Purchases of common stock for treasury	(1,708)	—	—	—	(1,708)
Common stock dividends	(1,369)	—	(32)	32	(1,369)
Contributions to noncontrolling interests	—	—	32	—	32
Distributions to noncontrolling interests and unitholders of VLP	—	(215)	(68)	167	(116)
Other financing activities, net	2	(4)	(13)	—	(15)
Net cash provided by (used in) financing activities	(1,006)	59	(899)	(1,322)	(3,168)
Effect of foreign exchange rate changes on cash	—	—	(143)	—	(143)
Net increase (decrease) in cash and cash equivalents	(1,455)	110	(1,523)	—	(2,868)
Cash and cash equivalents at beginning of year	1,746	42	4,062	—	5,850
Cash and cash equivalents at end of year	$291	$152	$2,539	$—	$2,982

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(in millions)

	Valero Energy Corporation	Valero Energy Partners LP	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73)	$(34)	$5,720	$(131)	$5,482
Cash flows from investing activities:
Capital expenditures (excluding VIEs)	—	—	(1,269)	—	(1,269)
Capital expenditures of VIEs:
DGD	—	—	(84)	—	(84)
Other VIEs	—	—	(26)	—	(26)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	—	—	(519)	—	(519)
Deferred turnaround and catalyst cost expenditures of DGD	—	—	(4)	—	(4)
Investments in unconsolidated joint ventures	—	—	(406)	—	(406)
Acquisitions of undivided interests	—	—	(72)	—	(72)
Intercompany investing activities	(4,002)	(187)	(6,696)	10,885	—
Other investing activities, net	—	—	(2)	—	(2)
Net cash used in investing activities	(4,002)	(187)	(9,078)	10,885	(2,382)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	—	380	—	—	380
Repayments of debt and finance lease obligations (excluding VIEs)	—	—	(15)	—	(15)
Repayments of debt of VIEs	—	—	(6)	—	(6)
Intercompany financing activities	6,704	(63)	4,244	(10,885)	—
Purchases of common stock for treasury	(1,372)	—	—	—	(1,372)
Common stock dividends	(1,242)	—	(10)	10	(1,242)
Contributions from noncontrolling interests	—	—	30	—	30
Distributions to noncontrolling interests and unitholders of VLP	—	(161)	(27)	121	(67)
Other financing activities, net	10	36	(26)	—	20
Net cash provided by financing activities	4,100	192	4,190	(10,754)	(2,272)
Effect of foreign exchange rate changes on cash	—	—	206	—	206
Net increase (decrease) in cash and cash equivalents	25	(29)	1,038	—	1,034
Cash and cash equivalents at beginning of year	1,721	71	3,024	—	4,816
Cash and cash equivalents at end of year	$1,746	$42	$4,062	$—	$5,850

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	QUARTERLY FINANCIAL DATA (Unaudited)

The following tables summarize quarterly financial data for the years ended December 31, 2019 and 2018 (in millions, except per share amounts).

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$24,263	$28,933	$27,249	$27,879
Gross profit (a)	533	1,123	1,119	2,003
Operating income	308	908	881	1,739
Net income	167	648	639	1,330
Net income attributable to Valero Energy Corporation stockholders	141	612	609	1,060
Earnings per common share	0.34	1.47	1.48	2.58
Earnings per common share – assuming dilution	0.34	1.47	1.48	2.58

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$26,439	$31,015	$30,849	$28,730
Gross profit (a)	1,062	1,535	1,451	1,546
Operating income	801	1,253	1,219	1,299
Net income	582	875	874	1,022
Net income attributable to Valero Energy Corporation stockholders	469	845	856	952
Earnings per common share	1.09	1.96	2.01	2.26
Earnings per common share – assuming dilution	1.09	1.96	2.01	2.24

___________________________

(a)	Gross profit is calculated as revenues less total cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Internal Control over Financial Reporting.
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on Valero’s internal control over financial reporting required by Item 9A appears in Item 8 on page 59 of this report, and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEMS 10-14.
The information required by Items 10 through 14 of Form 10-K is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders. We expect to file the proxy statement with the SEC on or before March 31, 2020.

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
Indenture dated as of March 10, 2015 between Valero Energy Corporation and U.S. Bank National Association, as trustee-incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-202635) filed March 10, 2015.

4.06	—
Indenture, dated as of November 30, 2016, between Valero Energy Partners LP, as issuer, and U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.1 to Valero Energy Partners LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration File No. 333-208052) filed November 30, 2016.

4.07	—
First Supplemental Indenture (with Parent Guarantee), dated as of January 10, 2019, among Valero Energy Partners LP, as issuer; Valero Energy Corporation, as parent guarantor; and U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.2 to Valero’s Current Report on Form 8-K dated and filed January 10, 2019 (SEC File No. 1-13175).

4.08	—	Specimen Certificate of Common Stock–incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-116668) filed June 21, 2004.

*4.09	—	Description of Valero Energy Corporation common stock, $0.01 par value.

+10.01	—
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

+10.11	—	Schedule of Tier II-A Change of Control Agreements–incorporated by reference to Exhibit 10.11 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2018 (SEC File No. 1-13175).

+10.12	—
Form of Amendment (dated January 17, 2017) to Change of Control Severance Agreements, amending Section 9 thereof–incorporated by reference to Exhibit 10.01 to Valero’s Current Report on Form 8-K dated and filed January 17, 2017 (SEC File No. 1-13175).

*+10.13	—	Form of Performance Share Award Agreement pursuant to the Valero Energy Corporation 2011 Omnibus Stock Incentive Plan.

+10.14	—
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

*+10.17	—	Long-Term Incentive Agreement dated as of December 18, 2019, between Valero Energy Corporation and R. Lane Riggs.

+10.18	—
Form of Stock Unit Award Agreement for Non-Employee Directors (standard)-incorporated by reference to Exhibit 10.01 to Valero’s Current Report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 1-13175).

+10.19	—
Form of Stock Unit Award Agreement for Non-Employee Directors (with one-year hold provision)-incorporated by reference to Exhibit 10.02 to Valero’s Current Report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 1-13175).

10.20	—
Fourth Amended and Restated Revolving Credit Agreement, dated as of March 19, 2019, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated March 19, 2019, and filed March 19, 2019 (SEC File No. 1-13175).

14.01	—	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-13175).

*21.01	—	Valero Energy Corporation subsidiaries.

*23.01	—	Consent of KPMG LLP dated February 26, 2020.

*24.01	—	Power of Attorney dated February 26, 2020 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	—	Audit Committee Pre-Approval Policy–incorporated by reference to Exhibit 99.01 to Valero’s Annual Report on Form 10-K for the year ended December 31, 2017 (SEC File No. 1-13175).

***101.INS	—	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

++	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.
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
(Joseph W. Gorder)
Chairman of the Board and Chief Executive Officer
Date: February 26, 2020

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2020
(Joseph W. Gorder)

/s/ Donna M. Titzman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
(Donna M. Titzman)

/s/ H. Paulett Eberhart	Director	February 26, 2020
(H. Paulett Eberhart)

/s/ Kimberly S. Greene	Director	February 26, 2020
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 26, 2020
(Deborah P. Majoras)

/s/ Donald L. Nickles	Director	February 26, 2020
(Donald L. Nickles)

/s/ Philip J. Pfeiffer	Director	February 26, 2020
(Philip J. Pfeiffer)

/s/ Robert A. Profusek	Director	February 26, 2020
(Robert A. Profusek)

/s/ Stephen M. Waters	Director	February 26, 2020
(Stephen M. Waters)

/s/ Randall J. Weisenburger	Director	February 26, 2020
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 26, 2020
(Rayford Wilkins, Jr.)