Form 10-Q
period 2020-03-31
VALERO ENERGY CORP/TX
filed 2020-04-29
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 20, 2020 was 407,698,594.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,515	$2,583
Receivables, net	5,392	8,904
Inventories	3,675	7,013
Prepaid expenses and other	883	469
Total current assets	11,465	18,969
Property, plant, and equipment, at cost	45,789	44,294
Accumulated depreciation	(15,263)	(15,030)
Property, plant, and equipment, net	30,526	29,264
Deferred charges and other assets, net	5,756	5,631
Total assets	$47,747	$53,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$886	$494
Accounts payable	5,906	10,205
Accrued expenses	866	949
Taxes other than income taxes payable	1,019	1,304
Income taxes payable	55	208
Total current liabilities	8,732	13,160
Debt and finance lease obligations, less current portion	10,574	9,178
Deferred income tax liabilities	4,909	5,103
Other long-term liabilities	3,847	3,887
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,814	6,821
Treasury stock, at cost; 265,800,838 and 264,209,742 common shares	(15,764)	(15,648)
Retained earnings	29,722	31,974
Accumulated other comprehensive loss	(1,937)	(1,351)
Total Valero Energy Corporation stockholders’ equity	18,842	21,803
Noncontrolling interests	843	733
Total equity	19,685	22,536
Total liabilities and equity	$47,747	$53,864
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues (a)	$22,102	$24,263
Cost of sales:
Cost of materials and other	19,952	21,978
Lower of cost or market (LCM) inventory valuation adjustment	2,542	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,124	1,215
Depreciation and amortization expense	569	537
Total cost of sales	24,187	23,730
Other operating expenses	2	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	177	209
Depreciation and amortization expense	13	14
Operating income (loss)	(2,277)	308
Other income, net	32	22
Interest and debt expense, net of capitalized interest	(125)	(112)
Income (loss) before income tax expense (benefit)	(2,370)	218
Income tax expense (benefit)	(616)	51
Net income (loss)	(1,754)	167
Less: Net income attributable to noncontrolling interests	97	26
Net income (loss) attributable to Valero Energy Corporation stockholders	$(1,851)	$141

Earnings (loss) per common share	$(4.54)	$0.34
Weighted-average common shares outstanding (in millions)	408	416

Earnings (loss) per common share – assuming dilution	$(4.54)	$0.34
Weighted-average common shares outstanding – assuming dilution (in millions)	408	418
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,368	$1,330

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,754)	$167
Other comprehensive income (loss):
Foreign currency translation adjustment	(607)	155
Net gain on pension and other postretirement benefits	12	3
Net gain on cash flow hedges	29	—
Other comprehensive income (loss) before income tax expense	(566)	158
Income tax expense related to items of other comprehensive income (loss)	6	1
Other comprehensive income (loss)	(572)	157
Comprehensive income (loss)	(2,326)	324
Less: Comprehensive income attributable to noncontrolling interests	111	28
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$(2,437)	$296

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(1,851)	—	(1,851)	97	(1,754)
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	24	—	—	—	24	—	24
Transactions in connection with stock-based compensation plans	—	(31)	14	—	—	(17)	—	(17)
Open market stock purchases	—	—	(130)	—	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	—	(586)	(586)	14	(572)
Balance as of March 31, 2020	$7	$6,814	$(15,764)	$29,722	$(1,937)	$18,842	$843	$19,685

Balance as of December 31, 2018	$7	$7,048	$(14,925)	$31,044	$(1,507)	$21,667	$1,064	$22,731
Net income	—	—	—	141	—	141	26	167
Dividends on common stock ($0.90 per share)	—	—	—	(375)	—	(375)	—	(375)
Stock-based compensation expense	—	10	—	—	—	10	—	10
Transactions in connection with stock-based compensation plans	—	(2)	1	—	—	(1)	—	(1)
Open market stock purchases	—	—	(34)	—	—	(34)	—	(34)
Acquisition of Valero Energy Partners LP (VLP) publicly held common units	—	(328)	—	—	—	(328)	(622)	(950)
Other	—	74	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	155	155	2	157
Balance as of March 31, 2019	$7	$6,802	$(14,958)	$30,810	$(1,352)	$21,309	$470	$21,779

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,754)	$167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	582	551
LCM inventory valuation adjustment	2,542	—
Deferred income tax benefit	(162)	(22)
Changes in current assets and current liabilities	(1,107)	130
Changes in deferred charges and credits and other operating activities, net	(150)	51
Net cash provided by (used in) operating activities	(49)	877
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(299)	(431)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(74)	(13)
Other VIEs	(62)	(19)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(309)	(219)
Deferred turnaround and catalyst cost expenditures of DGD	(4)	—
Investments in unconsolidated joint ventures	(19)	(63)
Other investing activities, net	10	(2)
Net cash used in investing activities	(757)	(747)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	300	1,892
Proceeds from borrowings of VIEs	70	23
Repayments of debt and finance lease obligations (excluding VIEs)	(15)	(906)
Repayments of debt of VIEs	(1)	(1)
Purchases of common stock for treasury	(147)	(36)
Common stock dividends	(401)	(375)
Acquisition of VLP publicly held common units	—	(950)
Other financing activities, net	(1)	(25)
Net cash used in financing activities	(195)	(378)
Effect of foreign exchange rate changes on cash	(67)	43
Net decrease in cash and cash equivalents	(1,068)	(205)
Cash and cash equivalents at beginning of period	2,583	2,982
Cash and cash equivalents at end of period	$1,515	$2,777
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. As discussed in Note 2, the recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally. This disruption became more acute in the latter half of March 2020; therefore, our operating results for the three months ended March 31, 2020 do not fully reflect the impact this disruption has had, and will likely continue to have, on us.

The balance sheet as of December 31, 2019 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

Reclassifications
Prior year amounts for capital expenditures and repayments of debt and finance lease obligations in the consolidated statements of cash flows have been reclassified to conform to the 2020 presentation to separately provide these expenditures for us and our consolidated VIEs.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of Accounting Pronouncements
We adopted the following Accounting Standards Updates (ASUs) on January 1, 2020. Our adoption of these ASUs did not have a material impact on our financial statements or related disclosures.

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

The following ASU was issued on and adopted by us on March 12, 2020. Our adoption did not have a material impact on our financial statements or related disclosures:

ASU		Basis of Adoption
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Prospectively

2.	UNCERTAINTIES AND CERTAIN SIGNIFICANT ACCOUNTING ESTIMATES

Overview
The outbreak of COVID-19 and its development into a pandemic in March 2020 and certain developments in the global oil markets have impacted and continue to impact our business. We are actively responding to these matters on our business. We have reduced the amount of crude oil processed at most of our refineries in response to the decreased demand for our products, we have temporarily idled various gasoline-making units at certain of our refineries to further limit gasoline production, and we have taken measures to reduce jet fuel production. Eight of our ethanol plants are temporarily idled, and we reduced the amount of ethanol produced at our remaining six ethanol plants to address the decreased demand for ethanol.
Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsides. However, the adverse impacts of the economic effects from COVID-19 and uncertainty in the global oil markets on our business have been and will likely continue to be significant. As a result, we expect these matters may affect our estimates and assumptions on amounts reported in the financial statements and accompanying notes in the near term.
Impairment Analysis of Long-Lived Assets
Due to the adverse economic conditions discussed above, we reviewed our significant operating assets for the existence of impairment indicators. As a result of this review, we evaluated six ethanol plants for potential impairment as of March 31, 2020, assuming that we would operate these plants in the future and incorporating current price assumptions into our future estimated cash flows. Based on our analysis, we determined that

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the carrying amount of each of these plants was recoverable, as the undiscounted future cash flows from each plant exceeded its respective carrying value. Nonetheless, we will continue to evaluate the economic conditions and their impact on our assumptions.

Impairment Analysis of Goodwill
We have $260 million of goodwill as of March 31, 2020. All of our goodwill is allocated to one reporting unit, the U.S. Gulf Coast refining region. Our annual test for the impairment of goodwill is performed on October 1 of each year. However, as discussed above, there were adverse changes in the capital and commodity markets that contributed to a significant decline in our common stock price. Despite the decline in our common stock price, we determined our goodwill was not impaired. Nonetheless, we will continue to evaluate the economic conditions and their impact on our assumptions.

Inventory Valuation
See Note 4 regarding our $2.5 billion LCM inventory valuation reserve and the estimates used to determine the market value of our inventories.

3.	MERGER WITH VLP

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

Prior to the completion of the Merger Transaction, we consolidated the financial statements of VLP and reflected noncontrolling interests on our balance sheet for the portion of VLP’s partners’ capital held by VLP’s public common unitholders. Upon completion of the Merger Transaction, VLP became our indirect wholly owned subsidiary and, as a result, we no longer reflect noncontrolling interests on our balance sheet with respect to VLP. In addition, we no longer attribute a portion of VLP’s net income to noncontrolling interests. Because we had a controlling financial interest in VLP before the Merger Transaction and retained our controlling financial interest in VLP after the Merger Transaction, the change in our ownership interest in VLP as a result of the merger was accounted for as an equity transaction. Accordingly, we did not recognize a gain or loss on the Merger Transaction.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Refinery feedstocks	$2,016	$2,399
Refined petroleum products and blendstocks	3,616	4,034
Renewable diesel feedstocks and products	44	46
Ethanol feedstocks and products	270	260
Materials and supplies	277	274
Inventories before LCM inventory valuation reserve	6,223	7,013
LCM inventory valuation reserve	(2,548)	—
Inventories	$3,675	$7,013

We compare the market value of inventories to their cost on an aggregate basis, excluding materials and supplies. In determining the market value of our inventories, we assume that feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale. We then apply an estimated selling price to our inventories. If the aggregate market value is less than the aggregate cost, we recognize a loss for the difference in our statements of income. However, to the extent the aggregate market value subsequently increases, we would recognize an increase to the value of our inventories (not to exceed cost) and a gain in our statements of income.

The market value of our last-in, first-out (LIFO) inventory as of March 31, 2020 fell below our historical LIFO inventory costs. As a result, we recorded an LCM inventory valuation adjustment of $2.5 billion for the three months ended March 31, 2020. The income statement effect differs from the balance sheet reserve due to the foreign currency effect of inventories held for our international operations. As of December 31, 2019, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $2.5 billion.

Our non-LIFO inventories accounted for $1.1 billion and $1.4 billion of our total inventories as of March 31, 2020 and December 31, 2019, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LEASES

Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost by class of underlying asset was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Other	Total
		Marine	Rail
Three months ended March 31, 2020
Finance lease cost:
Amortization of right-of-use (ROU) assets	$22	$—	$—	$3	$1	$—	$—	$26
Interest on lease liabilities	21	—	—	—	1	—	—	22
Operating lease cost	42	39	15	4	2	6	1	109
Variable lease cost	16	18	1	1	—	—	—	36
Short-term lease cost	4	22	—	14	—	—	—	40
Sublease income	—	(6)	—	—	—	—	—	(6)
Total lease cost	$105	$73	$16	$22	$4	$6	$1	$227

Three months ended March 31, 2019
Finance lease cost:
Amortization of ROU assets	$8	$—	$—	$1	$1	$—	$—	$10
Interest on lease liabilities	10	—	—	—	1	—	—	11
Operating lease cost	47	34	11	7	2	4	—	105
Variable lease cost	18	10	—	—	—	—	—	28
Short-term lease cost	3	14	—	6	—	—	—	23
Sublease income	—	(1)	—	—	—	(1)	—	(2)
Total lease cost	$86	$57	$11	$14	$4	$3	$—	$175

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	March 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,203	$—	$790
Deferred charges and other assets, net	1,297	—	1,329	—
Total ROU assets, net	$1,297	$2,203	$1,329	$790

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$63	$—	$41
Accrued expenses	342	—	331	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,149	—	750
Other long-term liabilities	928	—	959	—
Total lease liabilities	$1,270	$2,212	$1,290	$791

Other supplemental information
Weighted-average remaining lease term	7.5 years	22.9 years	7.7 years	19.7 years
Weighted-average discount rate	4.8%	4.4%	4.9%	5.2%

Supplemental cash flow information related to our operating and finance leases is presented in Note 13.

Significant Lease Commencement
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), an unconsolidated joint venture formed in September 2017 with a subsidiary of Magellan Midstream Partners LP, to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of the initial two phases of construction, which occurred in the first quarter of 2020. During the three months ended March 31, 2020, we recognized a finance lease ROU asset and related liability of approximately $1.4 billion in connection with this agreement. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity Analysis
The remaining minimum lease payments due under our long-term leases were as follows (in millions):

	March 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020 (a)	$302	$123	$376	$88
2021	273	164	250	86
2022	205	165	194	87
2023	170	171	160	91
2024	133	162	125	82
Thereafter	489	2,895	498	1,011
Total undiscounted lease payments	1,572	3,680	1,603	1,445
Less: Amount associated with discounting	302	1,468	313	654
Total lease liabilities	$1,270	$2,212	$1,290	$791
____________________

(a)	The amounts as of March 31, 2020 are for the remaining nine months of 2020.

6.	DEBT

Public Debt
During the three months ended March 31, 2019, the following activity occurred:

•
We issued $1.0 billion of 4.00 percent Senior Notes due April 1, 2029. Proceeds from this debt issuance totaled $992 million before deducting the underwriting discount and other debt issuance costs. The proceeds were used to redeem our 6.125 percent Senior Notes due February 1, 2020 (6.125 percent Senior Notes) for $871 million, or 102.48 percent of stated value, which included an early redemption fee of $21 million that is reflected in “other income, net” in our statement of income for the three months ended March 31, 2019.

•
In connection with the completion of the Merger Transaction, Valero Energy Corporation, the parent company, entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of the following debt issued by VLP, one of its wholly owned subsidiaries, that was outstanding as of March 31, 2020:

◦	4.375 percent Senior Notes due December 15, 2026; and

◦	4.5 percent Senior Notes due March 15, 2028.

Effective March 31, 2020, we early applied the U.S. Securities and Exchange Commission’s (SEC’s) Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. This rule allows us to cease providing the previously required condensed consolidating financial information in our periodic reports while the senior notes issued by VLP noted above are outstanding,

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as VLP’s reporting obligation was suspended on January 22, 2019 in connection with the completion of the Merger Transaction.
During the three months ended March 31, 2020, there was no issuance or redemption activity related to our public debt.

On April 16, 2020, we issued $850 million of 2.700 percent Senior Notes due April 15, 2023 and $650 million of 2.850 percent Senior Notes due April 15, 2025. Proceeds from these debt issuances totaled $1.499 billion before deducting the underwriting discount and other debt issuance costs.

Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2020
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$34		$3,966
Canadian Revolver	C$	150	November 2020	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2020		$400	n/a			$900
Letter of credit facility		$50	November 2020	n/a			$—		$50
Committed facilities of VIE (b):
IEnova Revolver		$510	February 2028		$418	n/a			$92
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$118	n/a

___________________

(a)	Letters of credit issued as of March 31, 2020 expire at various times in 2020 through 2021.

(b)	Creditors of our VIE do not have recourse against us.

Accounts Receivable Sales Facility
During the three months ended March 31, 2020, we sold $300 million of eligible receivables under our accounts receivable sales facility. As of March 31, 2020 and December 31, 2019, the variable interest rate on the accounts receivable sales facility was 2.1619 percent and 2.3866 percent, respectively.

In April 2020, the available borrowing capacity under our accounts receivable sales facility decreased due to the reduction in our receivables as a result of the significant decline in product prices. On April 29, 2020, we repaid $400 million of borrowings under the facility and the available capacity to borrow was $512 million.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IEnova Revolver
During the three months ended March 31, 2020 and 2019, Central Mexico Terminals (as described in Note 8) borrowed $70 million and $23 million, respectively, and had no repayments under a combined $510 million unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 8). As of March 31, 2020 and December 31, 2019, the variable interest rate was 5.595 percent and 5.749 percent, respectively.

364-day Revolving Credit Facility
On April 13, 2020, we entered into an $875 million 364-Day Credit Agreement (the 364-day Revolving Credit Facility) with several lenders. This facility provides for a revolving credit facility in an aggregate principal amount of up to $875 million and matures 364 days from April 13, 2020.

Borrowings under this facility bear interest at the base rate or the eurodollar rate (at our election) plus an applicable rate ranging from 0.150 percent to 1.700 percent, based upon the elected interest rate type and our debt ratings from certain rating agencies. The facility requires us to pay a commitment fee accruing on the daily amount of used and unused commitments of the lenders, also based upon our debt ratings mentioned above. The interest and commitment fees under this facility are payable quarterly. The facility also requires us to pay a customary agency fee to the administrative agent. The facility contains various customary covenants and events of default.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Interest and debt expense	$145	$136
Less: Capitalized interest	20	24
Interest and debt expense, net of capitalized interest	$125	$112

7.	EQUITY

Share Activity
There was no significant share activity during the three months ended March 31, 2020 and 2019.

Common Stock Dividends
On April 24, 2020, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on June 3, 2020 to holders of record at the close of business on May 14, 2020.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2020				2019
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Total
Balance as of beginning of period	$(676)	$(672)	$(3)	$(1,351)	$(1,022)	$(485)	$(1,507)
Other comprehensive income (loss) before reclassifications	(606)	—	21	(585)	153	—	153
Amounts reclassified from accumulated other comprehensive loss	—	9	(10)	(1)	—	2	2
Other comprehensive income (loss)	(606)	9	11	(586)	153	2	155
Balance as of end of period	$(1,282)	$(663)	$8	$(1,937)	$(869)	$(483)	$(1,352)

8.	VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2020, our significant consolidated VIEs included:

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

	March 31, 2020
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$174	$—	$18	$192
Other current assets	635	37	67	739
Property, plant, and equipment, net	772	454	100	1,326
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$63	$490	$6	$559
Debt and finance lease obligations, less current portion	1	—	27	28

	December 31, 2019
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$85	$—	$25	$110
Other current assets	567	33	89	689
Property, plant, and equipment, net	706	381	105	1,192
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$66	$409	$8	$483
Debt and finance lease obligations, less current portion	—	—	31	31

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2020	2019	2020	2019
Three months ended March 31
Service cost	$35	$30	$1	$1
Interest cost	21	24	2	3
Expected return on plan assets	(44)	(42)	—	—
Amortization of:
Net actuarial (gain) loss	18	10	—	(1)
Prior service credit	(5)	(4)	(1)	(2)
Special charges	—	—	—	1
Net periodic benefit cost	$25	$18	$2	$2

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net” in the statements of income.

During the three months ended March 31, 2020 and 2019, we contributed $12 million and $14 million, respectively, to our pension plans and $4 million to our other postretirement benefit plans during each period.

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 that we planned to contribute approximately $140 million to our pension plans and $21 million to our other postretirement benefit plans during 2020. Due to the current economic environment, we are reconsidering our intent to make a discretionary contribution of up to $100 million to our qualified U.S. pension plan.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES

Determination of Quarterly Effective Income Tax Rate
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income for the interim period. Given the significant uncertainty with respect to the impact of the COVID-19 outbreak on our business and results of operations, we are not currently able to estimate our annual effective income tax rate for 2020. Therefore, our income tax rate for the three months ended March 31, 2020 is our best estimate of our annual effective income tax rate.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended. The most significant changes affecting us were as follows:

•
Modification of the limitations previously set by the Tax Cuts and Jobs Act of 2017 by providing that tax net operating losses (NOLs) arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years. This provision allows the taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021.

•
Increased the deductibility of interest expense from 30 percent to 50 percent of adjusted taxable income for 2019 and 2020. Also, a taxpayer can elect to use its 2019 adjusted taxable income in 2020 to determine the deductible amount of interest expense in that year.

We recognized an overall income tax benefit of $616 million for the three months ended March 31, 2020, of which $110 million was attributable to the expected tax NOL carryback provided for under the CARES Act for expected tax NOLs from our current tax year to our 2015 income tax year in which we paid federal income tax at a 35 percent tax rate. In addition, we were not limited in the amount of interest expense we could deduct. The remaining income tax benefit was primarily due to the LCM inventory valuation adjustment that resulted in a tax benefit of $551 million.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Earnings (loss) per common share
Net income (loss) attributable to Valero stockholders	$(1,851)	$141
Less: Income allocated to participating securities	1	1
Net income (loss) available to common stockholders	$(1,852)	$140

Weighted-average common shares outstanding	408	416

Earnings (loss) per common share	$(4.54)	$0.34

Earnings (loss) per common share – assuming dilution
Net income (loss) attributable to Valero stockholders	$(1,851)	$141

Weighted-average common shares outstanding	408	416
Effect of dilutive securities	—	2
Weighted-average common shares outstanding – assuming dilution	408	418

Earnings (loss) per common share – assuming dilution	$(4.54)	$0.34

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2020	December 31, 2019	Decrease
Receivables from contracts with customers, included in receivables, net	$2,965	$5,610	$(2,645)
Contract liabilities, included in accrued expenses	19	55	(36)

Receivables from contracts with customers is a component of “receivables, net” as presented on the balance sheet. The decrease in “receivables, net” is described in Note 13.

For the three months ended March 31, 2020, we recognized as revenue $52 million that was included in contract liabilities as of December 31, 2019.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2020, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

Segment Information
We have three reportable segments — refining, renewable diesel, and ethanol. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

•	The refining segment includes the operations of our 15 petroleum refineries, the associated marketing activities, and logistics assets that support our refining operations. The principal products

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2020
Revenues:
Revenues from external customers	$20,985	$306	$811	$—	$22,102
Intersegment revenues	2	53	64	(119)	—
Total revenues	20,987	359	875	(119)	22,102
Cost of sales:
Cost of materials and other	19,127	130	813	(118)	19,952
LCM inventory valuation adjustment	2,414	—	128	—	2,542
Operating expenses (excluding depreciation and amortization expense reflected below)	995	20	109	—	1,124
Depreciation and amortization expense	536	11	22	—	569
Total cost of sales	23,072	161	1,072	(118)	24,187
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	177	177
Depreciation and amortization expense	—	—	—	13	13
Operating income (loss) by segment	$(2,087)	$198	$(197)	$(191)	$(2,277)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2019
Revenues:
Revenues from external customers	$23,218	$252	$793	$—	$24,263
Intersegment revenues	2	51	52	(105)	—
Total revenues	23,220	303	845	(105)	24,263
Cost of sales:
Cost of materials and other	21,165	224	694	(105)	21,978
Operating expenses (excluding depreciation and amortization expense reflected below)	1,071	19	125	—	1,215
Depreciation and amortization expense	503	11	23	—	537
Total cost of sales	22,739	254	842	(105)	23,730
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$479	$49	$3	$(223)	$308

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions).

	Three Months Ended March 31,
	2020	2019
Refining:
Gasolines and blendstocks	$8,244	$9,374
Distillates	10,663	11,917
Other product revenues	2,078	1,927
Total refining revenues	20,985	23,218
Renewable diesel:
Renewable diesel	306	252
Ethanol:
Ethanol	629	620
Distillers grains	182	173
Total ethanol revenues	811	793
Revenues	$22,102	$24,263

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets by reportable segment were as follows (in millions):

	March 31, 2020	December 31, 2019
Refining	$41,465	$47,067
Renewable diesel	1,632	1,412
Ethanol	1,614	1,615
Corporate and eliminations	3,036	3,770
Total assets	$47,747	$53,864

13.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Decrease (increase) in current assets:
Receivables, net	$3,397	$(895)
Inventories	627	28
Prepaid expenses and other	(437)	16
Increase (decrease) in current liabilities:
Accounts payable	(4,222)	1,400
Accrued expenses	(79)	(167)
Taxes other than income taxes payable	(241)	(263)
Income taxes payable	(152)	11
Changes in current assets and current liabilities	$(1,107)	$130

Changes in current assets and current liabilities for the three months ended March 31, 2020 were as follows:

•	the decrease in receivables was due to a decrease in commodity prices in March 2020 compared to December 2019 combined with a decrease in sales volumes;

•	the decrease in inventories was due to a decrease in commodity prices in March 2020 compared to December 2019 combined with lower inventory levels;

•	the increase in prepaid expenses and other primarily related to the recognition of the current portion of the income tax benefit described in Note 10;

•	the decrease in accounts payable was due to a decrease in commodity prices in March 2020 compared to December 2019 combined with a decrease in crude oil and other feedstock volumes purchased; and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	the decrease in taxes other than income taxes payable was mainly due to the payment of ad valorem, value-added, and motor fuel taxes.

Changes in current assets and current liabilities for the three months ended March 31, 2019 were as follows:

•	the increase in receivables was due to an increase in commodity prices in March 2019 compared to December 2018 combined with an increase in sales volumes;

•
the increase in accounts payable was due to an increase in commodity prices in March 2019 compared to December 2018 combined with an increase in crude oil and other feedstock volumes purchased and the timing of payments of invoices;

•	the decrease in taxes other than income taxes payable was mainly due to the payment of value-added and ad valorem taxes; and

•	the decrease in accrued expenses was mainly due to the payment of our annual incentive compensation related to 2018.

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Interest paid in excess of amount capitalized, including interest on finance leases	$88	$96
Income taxes paid (refunded), net	121	(59)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2020		2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$106	$22	$107	$11
Financing cash flows	—	15	—	6
Changes in lease balances resulting from new and modified leases (a)	92	1,441	1,404	2
___________________

(a)
Noncash activity for the three months ended March 31, 2020 primarily includes $1.4 billion for a finance lease ROU asset and related liability recognized in connection with the terminaling agreement with MVP described in Note 5. Noncash activity for the three months ended March 31, 2019 included $1.3 billion for operating lease ROU assets and related liabilities recorded on January 1, 2019 upon adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, “Leases.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no significant noncash investing and financing activities during the three months ended March 31, 2020, except as noted in the table above.
Noncash investing and financing activities during the three months ended March 31, 2019 included the derecognition of the property, plant, and equipment and the related long-term liability associated with a build-to-suit lease arrangement with respect to the MVP Terminal, and the subsequent recognition of our investment in MVP, in addition to the activities noted in the table above.

14.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2020 and December 31, 2019.

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

	March 31, 2020
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$4,252	$—	$—	$4,252	$(4,162)	$(73)	$17	$—
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	62	—	9	71	n/a	n/a	71	n/a
Total	$4,316	$—	$9	$4,325	$(4,162)	$(73)	$90

Liabilities
Commodity derivative contracts	$4,468	$—	$—	$4,468	$(4,162)	$(306)	$—	$(13)
Environmental credit obligations	—	43	—	43	n/a	n/a	43	n/a
Physical purchase contracts	—	10	—	10	n/a	n/a	10	n/a
Foreign currency contracts	72	—	—	72	n/a	n/a	72	n/a
Total	$4,540	$53	$—	$4,593	$(4,162)	$(306)	$125

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$617	$—	$—	$617	$(612)	$—	$5	$—
Foreign currency contracts	27	—	—	27	n/a	n/a	27	n/a
Investments of certain benefit plans	65	—	9	74	n/a	n/a	74	n/a
Total	$709	$—	$9	$718	$(612)	$—	$106

Liabilities
Commodity derivative contracts	$668	$—	$—	$668	$(612)	$(56)	$—	$(84)
Environmental credit obligations	—	2	—	2	n/a	n/a	2	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$678	$5	$—	$683	$(612)	$(56)	$15

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

•
Commodity derivative contracts consist primarily of exchange-traded futures, which are used to reduce the impact of price volatility on our results of operations and cash flows as discussed in Note 15. These contracts are measured at fair value using a market approach based on quoted prices from the commodity exchange and are categorized in Level 1 of the fair value hierarchy.

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

•
Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the California Global Warming Solutions Act (the California cap-and-trade system, also known as AB 32) and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

There were no transfers into or out of Level 3 for assets and liabilities held as of March 31, 2020 and December 31, 2019 that were measured at fair value on a recurring basis.

There was no significant activity during the three months ended March 31, 2020 and 2019 related to the fair value amounts categorized in Level 3 as of March 31, 2020 and December 31, 2019.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 1	$1,515	$1,515	$2,583	$2,583
Financial liabilities
Debt (excluding finance leases)	Level 2	9,248	9,261	8,881	10,583

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with various government and regulatory programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 14), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income and other comprehensive income (loss) is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss).”

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2020, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2020	2021
Derivatives designated as cash flow hedges
Renewable diesel:
Futures – long	1,627	—
Futures – short	2,317	—

Derivatives designated as economic hedges
Crude oil and refined petroleum products:
Futures – long	126,944	56
Futures – short	126,954	56
Options – long	800	—
Options – short	800	—
Corn:
Futures – long	52,160	—
Futures – short	64,335	50
Physical contracts – long	15,731	549

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2020, we had foreign currency contracts to purchase $220 million of U.S. dollars and $2.5 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.2 billion matured on or before April 24, 2020 and the remaining $1.5 billion will mature by June 15, 2020.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $112 million and $91 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under greenhouse gas (GHG) emission programs, including the cap-and-trade systems, as discussed in Note 14. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the three months ended March 31, 2020 and 2019 and expect to continue to recover the majority of these costs in the future. For the three months ended March 31, 2020 and 2019, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2020 and December 31, 2019 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 14 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2020		December 31, 2019
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts	Receivables, net	$86	$45	$9	$20

Derivatives not designated as hedging instruments
Commodity contracts	Receivables, net	$4,166	$4,423	$608	$648
Physical purchase contracts	Inventories	—	10	—	3
Foreign currency contracts	Receivables, net	2	—	27	—
Foreign currency contracts	Accrued expenses	—	72	—	10
Total		$4,168	$4,505	$635	$661
Market Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, which is the risk that future changes in market conditions

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss)
The following table provides information about the gain or loss recognized in income and other comprehensive income (loss) due to fair value adjustments of our cash flow hedges (in millions).

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2020	2019
Commodity contracts:
Gain recognized in other comprehensive income (loss) on derivatives		$55	$—
Gain reclassified from accumulated other comprehensive loss into income	Revenues	26	—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, cash flow hedges primarily related to forward sales of renewable diesel and we estimate that $18 million of the deferred after-tax gain as of March 31, 2020 will be reclassified into revenues over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three months ended March 31, 2020 and 2019, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020 and 2019 are described in Note 7.

The following table provides information about the gain (loss) recognized in income on our derivative instruments of our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2020	2019
Commodity contracts	Revenues	$(8)	$—
Commodity contracts	Cost of materials and other	(152)	(71)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	(2)	—
Foreign currency contracts	Cost of materials and other	49	(9)
Foreign currency contracts	Other income, net	(165)	7

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

These forward-looking statements include, among other things, statements regarding:

•	the effect, impact, potential duration or other implications of the recent outbreak of COVID-19 and global crude oil production levels, and any expectations we may have with respect thereto;

•	future refining segment margins, including gasoline and distillate margins;

•	future renewable diesel segment margins;

•	future ethanol segment margins;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined petroleum product inventories and storage capacity;

•
our anticipated level of capital investments, including deferred turnaround and catalyst cost expenditures, capital expenditures for environmental and other purposes, and joint venture investments, and the effect of those capital investments on our results of operations;

•	anticipated trends in the supply of and demand for crude oil and other feedstocks and refined petroleum products in the regions where we operate, as well as globally;

•	expectations regarding environmental, tax, and other regulatory initiatives; and

•	the effect of general economic and other conditions on refining, renewable diesel, and ethanol industry fundamentals.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance suggested in these forward-looking statements could result from a variety of factors, including the following:

•	demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•
the effects of public health threats, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined petroleum products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined petroleum products;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•	accidents, unscheduled shutdowns, or other catastrophes affecting our refineries, machinery, pipelines, equipment, and information systems, or those of our suppliers or customers;

•	changes in the cost or availability of transportation or storage capacity for feedstocks and refined petroleum products;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	the levels of government subsidies for alternative fuels;

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

•
earthquakes, hurricanes, tornadoes, and irregular weather, which can unforeseeably affect the price or availability of natural gas, crude oil, grain and other feedstocks, refined petroleum products, renewable diesel, and ethanol;

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

•
other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2019 that is incorporated by reference herein, as those factors are amended or supplemented as set forth in the “RISK FACTORS” section included in ITEM 1A, “RISK FACTORS” in this Form 10-Q.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK” and “RESULTS OF OPERATIONS” below include references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and refining, renewable diesel, and ethanol segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the tables in note (c) beginning on page 41 for reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally, including in North America and Europe, the primary geographic areas where we operate. Governmental authorities around the world have taken actions, such as stay-at-home orders and other social distancing measures, to prevent the spread of COVID-19 that has restricted travel, public gatherings, and the overall level of individual movement and in-person interaction across the globe.

This has, in turn, significantly reduced global economic activity and negatively impacted many businesses. Airlines have dramatically reduced flights and motor vehicle usage has significantly declined at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil, and most of our products, particularly gasoline, jet fuel, and ethanol. In addition, global crude oil production levels have not declined despite lower demand and storage capacity constraints for crude oil and refined products, which has exacerbated the decline in crude oil prices and has contributed to an increase in crude oil price volatility.

The decrease in the demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price of refined petroleum products manufactured by our refining segment. For example, the price of gasoline(a) in the U.S. Gulf Coast region where eight of our 15 refineries are located was $68.82 per barrel at the beginning of 2020, fell to $58.84 per barrel by the beginning of March, and was $17.65 per barrel at the end of March. This represents a 74 percent decline during the first quarter with most of that decline occurring in the latter half of March as travel and related restrictions started to impact demand for gasoline and as crude oil prices declined. Another example is the price of diesel(b) in the U.S. Gulf Coast region, which was $81.71 per barrel at the beginning of 2020, fell to $62.10 per barrel by the beginning of March, and was $39.18 per barrel at the end of March. This represents a 52 percent decline during the first quarter. The decrease in the price of diesel was not as significant as the decrease in the price of gasoline because it is the primary fuel used by industry and essential businesses, including the critical logistics infrastructure to move and transport goods produced by those businesses. On April 28, 2020, the price of gasoline(a) had improved to $22.74 per barrel, but the price of diesel(b) had declined to $23.21 per barrel as a result of decreased demand.

The price of ethanol manufactured by our ethanol segment has also decreased due to a decline in demand. Because ethanol is primarily blended into gasoline, ethanol demand has declined along with the decline in the demand for gasoline. Demand for renewable diesel is consistent with the demand for diesel as a whole; therefore, our renewable diesel segment has not been impacted as significantly as our refining and ethanol segments.

Prices for the products we sell and the feedstocks we purchase impact our revenues, cost of sales, operating income, and liquidity. In addition, a decline in the market prices of products and feedstocks below their carrying values in our inventory results in a writedown in the value of our inventories. For the first quarter of 2020, we generated an operating loss of $2.3 billion, which includes a $2.5 billion loss in the value of our inventories. Our operating results for the first quarter of 2020, including operating results by segment, are described in the summary below and detailed descriptions can be found under “RESULTS OF OPERATIONS” on pages 38 through 48.

Our liquidity has also been impacted by the decline in the market prices for our products because the amount of cash generated by our product sales has declined more rapidly than the amount of cash used to pay for our crude oil purchases. While this relationship is not abnormal or unusual in our business where daily product sales follow the market prices on that day, the negative impact on our cash position is more significant when the market prices decline rapidly as they did in the latter half of March. For the first quarter of 2020, net cash used by our operating activities was $49 million, which was negatively impacted by an $825 million use of cash(c) as a result of rapidly falling market prices. Overall, our cash and cash equivalents declined by $1.1 billion during the first quarter of 2020, from $2.6 billion as of December 31, 2019 to $1.5 billion as of March 31, 2020. In addition to the net use of cash by our operating activities, we invested $705 million in our business and returned $548 million to our stockholders through dividends and purchases of our common stock. Even though our cash and cash equivalents on hand declined during the first quarter of 2020, we ended the quarter with $6.3 billion of liquidity(d). A summary of our cash flows is presented on page 50, and a description of our cash flows and other matters impacting our liquidity and capital resources, including measures we have taken or are considering to take, can be found under “LIQUIDITY AND CAPITAL RESOURCES” on pages 49 through 52.

We are actively responding to the impacts from these matters on our business. We have reduced the amount of crude oil processed at most of our refineries in response to the decreased demand for our products, we have temporarily idled various gasoline-making units at certain of our refineries to further limit gasoline production, and we have taken measures to reduce jet fuel production. Eight of our ethanol plants are temporarily idled, and we reduced the amount of ethanol produced at our remaining six ethanol plants to address the decreased demand for ethanol. In addition to these measures, we have addressed our liquidity as outlined below:

•	We deferred projects representing approximately $400 million of capital investments that we had expected to make in 2020 related to our refining and ethanol segments.

•
We deferred approximately $100 million of income and indirect (e.g., value-added taxes (VAT) and motor fuel taxes) tax payments due in the first quarter of 2020, and we plan, to the extent possible, to defer additional income and indirect tax payments due in the second quarter of 2020. These deferrals have been provided to taxpayers under new legislation, such as the CARES Act in the U.S., and by various taxing authorities under existing legislation. Some of the deferred payments will be due in the third quarter of 2020, with the majority of the remaining amount due in 2021.

•
We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under our stock purchase program.

•
We entered into a 364-day Revolving Credit Facility on April 13, 2020 with an aggregate principal amount of up to $875 million as described in Note 6 of Condensed Notes to Consolidated Financial Statements.

•
We completed a $1.5 billion public debt offering on April 16, 2020 and issued $850 million of 2.700 percent Senior Notes due April 15, 2023 and $650 million of 2.850 percent Senior Notes due April 15, 2025, as described in Note 6 of Condensed Notes to Consolidated Financial Statements.

Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsides. However, the adverse impact of the economic effects on our company have been and will likely continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and we will strive to continue to do so, but there can be no assurance that these or other measures will be fully effective.

____________________

(a)	Gasoline prices quoted represent the price of U.S. Gulf Coast conventional blendstock of oxygenate blending gasoline.

(b)	Diesel prices quoted represent the price of U.S. Gulf Coast ultra-low sulfur diesel.

(c)	Represents the net cash flow change in “receivables, net” and accounts payable during the first quarter of 2020. See Note 13 of Condensed Notes to Consolidated Financial Statements.

(d)	See the components of our liquidity as of March 31, 2020 in the table on page 49 under “LIQUIDITY AND CAPITAL RESOURCES—Overview.”

First Quarter Results
For the first quarter of 2020, we reported a net loss attributable to Valero stockholders of $1.9 billion compared to net income attributable to Valero stockholders of $141 million for the first quarter of 2019, which represents a decrease of $2.0 billion. This decrease is primarily due to lower operating income of $2.6 billion, partially offset by a $667 million decrease in income taxes. The decrease in operating income is primarily due to a $2.5 billion loss in the value of our inventory.

While our operating income decreased by $2.6 billion in the first quarter of 2020 compared to the first quarter of 2019, adjusted operating income only decreased by $120 million. Adjusted operating income excludes the adjustments reflected in the table in note (c) on page 44.

The $120 million decrease in adjusted operating income is primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $157 million primarily due to weaker discounts on crude oils and a decrease in distillate margins, partially offset by improved gasoline margins. This is more fully described on pages 46 and 47.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $77 million primarily due a favorable impact from commodity derivative instruments associated with our price risk management activities and higher renewable diesel sales volumes. This is more fully described on pages 47 and 48.

•	Ethanol segment. Ethanol segment adjusted operating income decreased by $72 million primarily due to higher corn prices and lower ethanol prices. This is more fully described on page 48.

Outlook
As previously discussed, many uncertainties remain with respect to COVID-19 and the global oil markets, and it is difficult to predict the ultimate economic impacts on us. However, we expect that the adverse impacts will likely continue during the second quarter of 2020 as noted below.

•	Gasoline, jet fuel, and diesel prices and resulting product margins are expected to remain weak until global demand begins to recover.

•	Sour crude oil discounts are expected to narrow slightly as sustained low prices and announced OPEC cuts limit supply and demand improves with increasing refinery utilization.

•	Renewable diesel prices and resulting product margins may decline modestly due to lower diesel prices.

•	Ethanol prices and resulting product margins are expected to remain weak until gasoline demand begins to recover.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (c) beginning on page 41, highlight our results of operations, our operating performance, and market reference prices and margins that directly impact our operations.

Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$20,985	$306	$811	$—	$22,102
Intersegment revenues	2	53	64	(119)	—
Total revenues	20,987	359	875	(119)	22,102
Cost of sales:
Cost of materials and other (a)	19,127	130	813	(118)	19,952
LCM inventory valuation adjustment (b)	2,414	—	128	—	2,542
Operating expenses (excluding depreciation and amortization expense reflected below)	995	20	109	—	1,124
Depreciation and amortization expense	536	11	22	—	569
Total cost of sales	23,072	161	1,072	(118)	24,187
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	177	177
Depreciation and amortization expense	—	—	—	13	13
Operating income (loss) by segment	$(2,087)	$198	$(197)	$(191)	(2,277)
Other income, net					32
Interest and debt expense, net of capitalized interest					(125)
Loss before income tax benefit					(2,370)
Income tax benefit					(616)
Net loss					(1,754)
Less: Net income attributable to noncontrolling interests (a)					97
Net loss attributable to Valero Energy Corporation stockholders					$(1,851)
___________________
See note references on pages 41 through 44.

Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2019
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$23,218	$252	$793	$—	$24,263
Intersegment revenues	2	51	52	(105)	—
Total revenues	23,220	303	845	(105)	24,263
Cost of sales:
Cost of materials and other	21,165	224	694	(105)	21,978
Operating expenses (excluding depreciation and amortization expense reflected below)	1,071	19	125	—	1,215
Depreciation and amortization expense	503	11	23	—	537
Total cost of sales	22,739	254	842	(105)	23,730
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$479	$49	$3	$(223)	308
Other income, net					22
Interest and debt expense, net of capitalized interest					(112)
Income before income tax expense					218
Income tax expense					51
Net income					167
Less: Net income attributable to noncontrolling interests					26
Net income attributable to Valero Energy Corporation stockholders					$141
___________________
See note references on pages 41 through 44.

Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2020	2019	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$50.90	$63.82	$(12.92)
Brent less West Texas Intermediate (WTI) crude oil	4.92	8.94	(4.02)
Brent less Alaska North Slope (ANS) crude oil	(0.50)	(0.68)	0.18
Brent less Louisiana Light Sweet (LLS) crude oil	2.76	1.45	1.31
Brent less Argus Sour Crude Index (ASCI) crude oil	5.01	2.89	2.12
Brent less Maya crude oil	9.74	5.04	4.70
LLS crude oil	48.14	62.37	(14.23)
LLS less ASCI crude oil	2.25	1.44	0.81
LLS less Maya crude oil	6.98	3.59	3.39
WTI crude oil	45.98	54.88	(8.90)

Natural gas (dollars per million British Thermal Units (MMBtu))	1.82	2.86	(1.04)

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	2.37	0.16	2.21
Ultra-low-sulfur (ULS) diesel less Brent	11.26	14.99	(3.73)
Propylene less Brent	(21.04)	(20.64)	(0.40)
CBOB gasoline less LLS	5.13	1.61	3.52
ULS diesel less LLS	14.02	16.44	(2.42)
Propylene less LLS	(18.28)	(19.19)	0.91
U.S. Mid-Continent:
CBOB gasoline less WTI	7.69	9.69	(2.00)
ULS diesel less WTI	17.31	24.89	(7.58)
North Atlantic:
CBOB gasoline less Brent	4.28	1.25	3.03
ULS diesel less Brent	14.29	17.43	(3.14)
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	7.82	7.73	0.09
California Air Resources Board (CARB) diesel less ANS	17.22	16.20	1.02
CARBOB 87 gasoline less WTI	13.24	17.35	(4.11)
CARB diesel less WTI	22.64	25.82	(3.18)

Average Market Reference Prices and Differentials, (continued)

	Three Months Ended March 31,
	2020	2019	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$1.55	$1.94	$(0.39)
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.46	0.51	(0.05)
California Low-Carbon Fuel Standard (dollars per metric ton)	206.03	194.21	11.82
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.30	0.29	0.01

Ethanol
CBOT corn (dollars per bushel)	3.74	3.73	0.01
New York Harbor ethanol (dollars per gallon)	1.33	1.44	(0.11)

The following notes relate to references on pages 34 through 48.

(a)
Cost of materials and other for the three months ended March 31, 2020 includes a benefit of $79 million related to the blender’s tax credit attributable to volumes blended during that period, all of which is related to our renewable diesel segment. The legislation authorizing the credit through December 31, 2022 was passed and signed into law in December 2019, and that legislation also applied retroactively to volumes blended during 2019 (2019 blender’s tax credit). The entire 2019 blender’s tax credit was recognized by us in December 2019 because the law was enacted in that month, but the benefit attributable to volumes blended during the three months ended March 31, 2019 was $77 million, of which $5 million and $72 million relates to our refining and renewable diesel segments, respectively.

Of the $77 million benefit related to the three months ended March 31, 2019, $41 million is attributable to Valero Energy Corporation stockholders, with the remaining amount attributable to noncontrolling interest.

(b)
The market value of our inventories as of March 31, 2020 fell below their historical cost on an aggregate basis, excluding materials and supplies. As a result, we recorded an LCM inventory valuation adjustment of $2.5 billion ($2.0 billion after tax) in March 2020. Of the $2.5 billion adjustment, $2.4 billion and $128 million is attributable to our refining and ethanol segments, respectively.

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
Non-GAAP measures are as follows:

◦
Refining margin is defined as refining operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding the LCM inventory valuation adjustment, operating expenses

(excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of refining operating income (loss) to refining margin
Refining operating income (loss)	$(2,087)	$479
Adjustments:
2019 blender’s tax credit (see note (a))	—	5
LCM inventory valuation adjustment (see note (b))	2,414	—
Operating expenses (excluding depreciation and amortization expense)	995	1,071
Depreciation and amortization expense	536	503
Other operating expenses	2	2
Refining margin	$1,860	$2,060

◦
Renewable diesel margin is defined as renewable diesel operating income adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$198	$49
Adjustments:
2019 blender’s tax credit (see note (a))	—	72
Operating expenses (excluding depreciation and amortization expense)	20	19
Depreciation and amortization expense	11	11
Renewable diesel margin	$229	$151

◦
Ethanol margin is defined as ethanol operating income (loss) excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of ethanol operating income (loss) to ethanol margin
Ethanol operating income (loss)	$(197)	$3
Adjustments:
LCM inventory valuation adjustment (see note (b))	128	—
Operating expenses (excluding depreciation and amortization expense)	109	125
Depreciation and amortization expense	22	23
Ethanol margin	$62	$151

◦
Adjusted refining operating income is defined as refining segment operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period and excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of refining operating income (loss) to adjusted refining operating income
Refining operating income (loss)	$(2,087)	$479
Adjustments:
2019 blender’s tax credit (see note (a))	—	5
LCM inventory valuation adjustment (see note (b))	2,414	—
Other operating expenses	2	2
Adjusted refining operating income	$329	$486

◦
Adjusted renewable diesel operating income is defined as renewable diesel segment operating income adjusted to reflect the 2019 blender’s tax credit in the proper period, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of renewable diesel operating income to adjusted renewable diesel operating income
Renewable diesel operating income	$198	$49
Adjustment:
2019 blender’s tax credit (see note (a))	—	72
Adjusted renewable diesel operating income	$198	$121

◦	Adjusted ethanol operating income (loss) is defined as ethanol segment operating income (loss) adjusted to exclude the LCM inventory valuation adjustment, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of ethanol operating income (loss) to adjusted ethanol operating income (loss)
Ethanol operating income (loss)	$(197)	$3
Adjustment:
LCM inventory valuation adjustment (see note (b))	128	—
Adjusted ethanol operating income (loss)	$(69)	$3

◦
Adjusted operating income is defined as total company operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2020	2019
Reconciliation of total company operating income to adjusted operating income
Total company operating income (loss)	$(2,277)	$308
Adjustments:
2019 blender’s tax credit (see note (a))	—	77
LCM inventory valuation adjustment (see note (b))	2,542	—
Other operating expenses	2	2
Adjusted operating income	$267	$387

(d)
We use throughput volumes, sales volumes, and production volumes for the refining segment, renewable diesel segment, and ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2020 and the first quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 38 and 39, unless otherwise noted.

	Three Months Ended March 31,
	2020	2019	Change
Revenues	$22,102	$24,263	$(2,161)
Cost of materials and other (see note (a) on page 41)	19,952	21,978	(2,026)
LCM inventory valuation adjustment (see note (b) on page 41)	2,542	—	2,542
Operating expenses (excluding depreciation and amortization expense)	1,124	1,215	(91)
General and administrative expenses (excluding depreciation and amortization expense)	177	209	(32)
Operating income (loss)	(2,277)	308	(2,585)
Adjusted operating income (see note (c) on page 44)	267	387	(120)
Income tax expense (benefit)	(616)	51	(667)
Net income attributable to noncontrolling interests	97	26	71

Revenues decreased by $2.2 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. This decrease in revenues, along with a $2.5 billion loss in the value of our inventory in the first quarter of 2020, was partially offset by a decrease in cost of materials and other of $2.0 billion primarily due to decreases in crude oil and other feedstock costs, lower operating expenses (excluding depreciation and amortization expense) of $91 million, and a decrease in general and administrative expenses (excluding depreciation and amortization expense) of $32 million, resulting in a $2.6 billion decrease in operating income, from $308 million of operating income in the first quarter of 2019 to an operating loss of $2.3 billion in the first quarter of 2020.

Adjusted operating income decreased by $120 million, from $387 million in the first quarter of 2019 to $267 million in the first quarter of 2020. The $120 million decrease includes the $32 million decrease in general and administrative expenses (excluding depreciation and amortization expense) associated with our corporate activities, and this decrease is discussed below. The remaining components of the decrease are discussed by segment in the segment analysis that follows.

General and administrative expenses (excluding depreciation and amortization expense) decreased by $32 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to a decrease in certain employee compensation expenses of $12 million, lower advertising expenses of $7 million, and the effect of expenses incurred in the first quarter of 2019 associated with the Merger Transaction with VLP of $7 million.

Income tax expense decreased $667 million in the first quarter of 2020 compared to the first quarter of 2019 primarily as a result of lower income before income tax expense. In addition, the decrease in income tax expense was impacted by an income tax benefit of $110 million associated with the carryback of an expected tax NOL from our current tax year to our 2015 tax year, in which we paid federal income tax at a 35 percent tax rate, as allowed by the CARES Act. See Note 10 in Notes to Condensed Consolidated Financial Statements for additional details. Excluding the $110 million benefit attributable to the expected tax NOL carryback, our effective tax rate was 21 percent for the first quarter of 2020, which is consistent with the 23 percent effective tax rate for the first quarter of 2019.

Net income attributable to noncontrolling interests increased by $71 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the first quarter of 2020 and the first quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 38 and 39, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2020	2019	Change
Operating income (loss)	$(2,087)	$479	$(2,566)
Adjusted operating income (see note (c) on page 43)	329	486	(157)

Refining margin (see note (c) on page 42)	$1,860	$2,060	$(200)
Operating expenses (excluding depreciation and amortization expense reflected below)	995	1,071	(76)
Depreciation and amortization expense	536	503	33

Throughput volumes (thousand barrels per day) (see note (d) on page 44)	2,824	2,865	(41)

Refining segment operating income decreased by $2.6 billion in the first quarter of 2020; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (c) on page 43, decreased by $157 million in the first quarter of 2020 compared to the first quarter of 2019. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•	Refining segment margin decreased by $200 million in the first quarter of 2020 compared to the first quarter of 2019.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The market prices for refined petroleum products generally track the price of benchmark crude oils, such as Brent, WTI, and ANS; therefore, our refining segment margin is affected by our ability to purchase and process crude oils and other feedstocks that are priced at a discount to the benchmark crude oils. While we benefit when we process these types of crude oils and other feedstocks, that benefit will vary as the discount widens or narrows. Improvement in these discounts has a favorable impact on our refining segment margin as it lowers our cost of materials; whereas lower discounts result in higher cost of materials, which has a negative impact on our refining segment margin. The table on page 40 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the first quarter of 2020 compared to the first quarter of 2019.

The decrease in refining segment margin is primarily due to the following:

◦	Lower discounts on crude oils had an unfavorable impact of approximately $434 million.

◦	A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $139 million.

◦
An increase in gasoline margins throughout most of our regions had a favorable impact of approximately $362 million despite the economic disruption from COVID-19 described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 34 through 36, because the impact of that disruption on our gasoline margins did not occur until late in the first quarter of 2020.

•	Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $76 million primarily due to lower natural gas and electricity costs.

•
Refining segment depreciation and amortization expense associated with our cost of sales increased by $33 million primarily due to an increase in depreciation expense associated with capital projects that were completed and finance leases that commenced in the latter half of 2019 and the first quarter of 2020.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the first quarter of 2020 and the first quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 38 and 39, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2020	2019	Change
Operating income	$198	$49	$149
Adjusted operating income (see note (c) on page 43)	198	121	77

Renewable diesel margin (see note (c) on page 42)	$229	$151	$78
Operating expenses (excluding depreciation and amortization expense reflected below)	20	19	1
Depreciation and amortization expense	11	11	—

Sales volumes (thousand gallons per day) (see note (d) on page 44)	867	790	77

Renewable diesel segment operating income increased by $149 million in the first quarter of 2020; however, renewable diesel segment adjusted operating income, which excludes the adjustment in the table in note (c) on page 43, increased by $77 million in the first quarter of 2020 compared to the first quarter of 2019. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•	Renewable diesel segment margin increased by $78 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the following:

◦
Price risk management activities had a favorable impact of $52 million. We recognized a hedge gain of $26 million in the first quarter of 2020 compared to a hedge loss of $26 million in the first quarter of 2019.

◦	The increase in sales volumes of 77,000 gallons per day had a favorable impact of $17 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the first quarter of 2020 and the first quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 38 and 39, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2020	2019	Change
Operating income (loss)	$(197)	$3	$(200)
Adjusted operating income (loss) (see note (c) on page 44)	(69)	3	(72)

Ethanol margin (see note (c) on page 43)	$62	$151	$(89)
Operating expenses (excluding depreciation and amortization expense reflected below)	109	125	(16)
Depreciation and amortization expense	22	23	(1)

Production volumes (thousand gallons per day) (see note (d) on page 44)	4,103	4,217	(114)

Ethanol segment operating income decreased by $200 million in the first quarter of 2020; however, ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c) on page 44, decreased by $72 million in the first quarter of 2020 compared to the first quarter of 2019. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•	Ethanol segment margin decreased by $89 million in the first quarter of 2020 compared to the first quarter of 2019.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 41 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the first quarter of 2020 compared to the first quarter of 2019.

The decrease in ethanol segment margin is primarily due to the following:

◦	Higher corn prices primarily due to unfavorable location differentials during the first quarter of 2020 had an adverse impact of approximately $47 million.

◦	Lower ethanol prices had an unfavorable impact of approximately $47 million.

•	Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $16 million primarily due to lower natural gas costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the three months ended March 31, 2020, our liquidity was impacted by the decline in the market prices for our products. The amount of cash generated by our product sales declined more rapidly than the amount of cash used to pay for our crude oil purchases. While this relationship is not abnormal or unusual in our business where daily product sales follow market prices on that day, the negative impact on our cash position is more significant when the market prices decline rapidly as they did in the latter half of March 2020. As a result, we borrowed $300 million under our accounts receivable sales facility. Overall, our liquidity declined by $1.5 billion during the first quarter of 2020, from $7.8 billion as of December 31, 2019 to $6.3 billion as of March 31, 2020. Our response to the current economic environment and its impact on our liquidity is more fully described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 34 through 36 and in the discussion of matters impacting our liquidity and capital resources below.
Our Liquidity
Our liquidity consisted of the following as of March 31, 2020 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$3,966
Canadian Revolver	103
Accounts receivable sales facility	900
Letter of credit facility	50
Total available borrowing capacity	5,019
Cash and cash equivalents(a)	1,323
Total liquidity	$6,342
___________________

(a)	Excludes $192 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 6 of Condensed Notes to Consolidated Financial Statements.

In April 2020, the available borrowing capacity under our accounts receivable sales facility decreased due to the reduction in our receivables as a result of the significant decline in product prices. On April 29, 2020, we repaid $400 million of borrowings under the facility and the available capacity to borrow was $512 million. Because of the negative impact on our business of the current economic environment, we entered into a 364-day Revolving Credit Facility with an aggregate principal amount of up to $875 million on April 13, 2020, as described in Note 6 of Condensed Notes to Consolidated Financial Statements. In addition, on April 16, 2020, we issued $850 million of 2.700 percent Senior Notes due April 15, 2023 and $650 million of 2.850 percent Senior Notes due April 15, 2025, as described in Note 6 of Condensed Notes to Consolidated Financial Statements. Proceeds from these debt issuances totaled $1.499 billion before deducting the underwriting discount and other debt issuance costs.

We believe that cash provided by operations, along with cash from our recent public debt offering and available borrowings under our credit facilities, is sufficient to fund our ongoing operating requirements and other commitments. As of April 29, 2020, the amounts available to us under our credit facilities as discussed above remain the same. We expect that, to the extent necessary, we can raise additional cash through equity or debt financings in the public and private capital markets or the arrangement of additional credit facilities. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$(49)	$877
Investing activities	(757)	(747)
Financing activities	(195)	(378)
Effect of foreign exchange rate changes on cash	(67)	43
Net decrease in cash and cash equivalents	$(1,068)	$(205)

Cash Flows for the Three Months Ended March 31, 2020
In the first quarter of 2020, we used $1.0 billion of our cash on hand and $370 million of borrowings to fund our operations by $49 million, make $757 million of investments in our business, and fund $565 million ($195 million, net of borrowings) of financing activities. The borrowings are described in Note 6 of Condensed Notes to Consolidated Financial Statements.

Our operations typically generate positive net cash flows; however, in the first quarter of 2020, we used $49 million of cash to fund our operations due primarily to a negative change in our working capital of $1.1 billion. While we incurred a net loss of $1.8 billion in the first quarter of 2020, that net loss was driven by $3.0 billion of noncash charges consisting of $582 million of depreciation and amortization expense and the $2.5 billion LCM inventory valuation adjustment. The negative change in working capital was largely the result of rapidly falling market prices for the products that we sell. Cash generated by our product sales is typically greater than the cash we use to pay for crude oil and other feedstocks that we process and other costs that we incur. However, because daily product sales follow the market prices on that day, rapid increases or decreases in product market prices can significantly impact our working capital positively or negatively, respectively. As discussed in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update,” market prices declined rapidly in the latter half of March 2020 and this rapid decline resulted in a significant use of cash to pay for our crude oil and other feedstock purchases that were purchased earlier in the quarter before market prices for those feedstocks declined. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, can be found in Note 13 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Investments in our business of $757 million consisted of $705 million in capital investments, as defined below, of which $78 million related to self-funded capital investments by DGD, and $62 million of capital expenditures of VIEs other than DGD.

Financing activities of $565 million consisted primarily of $401 million in dividends, $147 million for the purchase of common stock for treasury, and $15 million of payments of debt and finance lease obligations.

Cash Flows for the Three Months Ended March 31, 2019
In the first quarter of 2019, our operations generated $877 million of cash, and we used that cash, along with $1.0 billion in borrowings and $205 million of our cash on hand, to make $747 million of investments in our business and fund $1.4 billion ($378 million, net of borrowings) of financing activities. The borrowings are described in Note 6 of Condensed Notes to Consolidated Financial Statements.
As previously noted, our operations generated $877 million of cash in the first quarter of 2019, driven primarily by net income of $167 million, noncash charges of $529 million (consisting primarily of $551 million of depreciation and amortization expense), and a positive change in working capital of $130 million. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, can be found in Note 13 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net income.
Investments in our business of $747 million consisted of $726 million in capital investments, as defined below, of which $13 million is related to self-funded capital investments by DGD, and $19 million of capital expenditures of VIEs other than DGD.
Financing activities of $1.4 billion consisted primarily of $950 million to acquire all of the outstanding publicly held common units of VLP, $375 million in dividends, and $36 million for the purchase of common stock for treasury.

In addition, during the three months ended March 31, 2019, we sold and repaid $900 million of eligible receivables under our accounts receivable sales facility.

Capital Investments
Due to the current negative economic environment described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 34 through 36 , we have deferred approximately $400 million of capital investments for 2020 related to our refining and ethanol segments. As a result, we now expect to incur approximately $2.1 billion for capital investments during 2020, but this deferral does not impact our intent to satisfy all required safety, environmental, and regulatory capital commitments. We will continue to evaluate our capital investments as changes to the current economic environment occur.

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

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of March 31, 2020, we had $1.4 billion available for purchase under our stock purchase program, which has no expiration date. We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.
Pension Plan Funding
We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 that we planned to contribute approximately $140 million to our pension plans and $21 million to our other postretirement benefit plans during 2020. Due to the current economic environment, we are reconsidering our intent to make a discretionary contribution of up to $100 million to our qualified U.S. pension plan.

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
Tax Matters
Under recently passed legislation, such as the CARES Act in the U.S., and existing legislation, we deferred approximately $100 million of income and indirect (e.g., VAT and motor fuel taxes) tax payments due in the first quarter of 2020, and we plan, to the extent possible, to defer additional income and indirect tax payments due in the second quarter of 2020. Some of the deferred payments will be due in the third quarter of 2020, with the majority of the remaining amount due in 2021.
Cash Held by Our International Subsidiaries
As of March 31, 2020, $985 million of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences as a result of the deemed repatriation provisions of the Tax Cuts and Jobs Act of 2017, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions including the uncertainties concerning COVID-19 and volatility in the global oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable.

CONTRACTUAL OBLIGATIONS

As of March 31, 2020, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In the ordinary course of business, we had lease and debt-related activities during the three months ended March 31, 2020 as described in Notes 5 and 6 of Condensed Notes to Consolidated Financial Statements. In addition, certain of our purchase obligations, primarily related to crude oil and other feedstock supply arrangements, declined during the first quarter of 2020 as a result of the decrease in crude oil and feedstock prices that occurred during the latter half of March 2020 as a result of current economic conditions, along with lower volume commitments. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2020.

On April 13, 2020, we entered into a 364-day Revolving Credit Facility with several lenders as described in Note 6 of Condensed Notes to Consolidated Financial Statements. This facility provides for a revolving credit facility in an aggregate principal amount of up to $875 million and matures 364 days from April 13, 2020.
On April 16, 2020, we issued $850 million of 2.700 percent Senior Notes due April 15, 2023 and $650 million of 2.850 percent Senior Notes due April 15, 2025, as described in Note 6 of Condensed Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of March 31, 2020, all of our ratings on our senior unsecured debt, including debt of one of our wholly owned subsidiaries that is guaranteed by us, are at or above investment grade level as follows:

Rating Agency	Rating
Moody’s Investors Service	Baa2 (stable outlook)
Standard & Poor’s Ratings Services	BBB (stable outlook)
Fitch Ratings	BBB (stable outlook)

Subsequent to the debt issuances of senior notes in April 2020 described in “LIQUIDITY AND CAPITAL RESOURCES—Our Liquidity,” each of our rating agencies assigned ratings on the new senior unsecured debt consistent with their previous ratings.
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

Impairment of Long-Lived Assets and Goodwill
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.
As of March 31, 2020, we completed an impairment analysis of certain of our long-lived assets and goodwill and determined they were not impaired, as discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.

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
The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	March 31, 2020	December 31, 2019
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(8)	$(39)
10% decrease in underlying commodity prices	7	38

See Note 15 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2020.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of March 31, 2020 and December 31, 2019, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 15 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	March 31, 2020
	Expected Maturity Dates
	Remainder of 2020 (a)	2021	2022	2023	2024	There- after	Total (b)	Fair Value
Fixed rate	$—	$11	$—	$—	$—	$8,474	$8,485	$8,411
Average interest rate	—%	5.0%	—%	—%	—%	5.2%	5.2%
Floating rate (c)	$822	$5	$5	$18	$—	$—	$850	$850
Average interest rate	3.9%	4.2%	4.2%	4.2%	—%	—%	3.9%

	December 31, 2019
	Expected Maturity Dates
	2020 (a)	2021	2022	2023	2024	There- after	Total (b)	Fair Value
Fixed rate	$—	$11	$—	$—	$—	$8,474	$8,485	$10,099
Average interest rate	—%	5.0%	—%	—%	—%	5.2%	5.2%
Floating rate (c)	$453	$6	$6	$19	$—	$—	$484	$484
Average interest rate	5.0%	4.5%	4.5%	4.5%	—%	—%	5.0%
____________________

(a)
As of March 31, 2020 and December 31, 2019, our floating rate debt includes $418 million and $348 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and its creditors do not have recourse against us.

(b)	Excludes unamortized discounts and debt issuance costs.

(c)
As of March 31, 2020 and December 31, 2019, we had an interest rate swap associated with $32 million and $36 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

As of March 31, 2020, we had foreign currency contracts to purchase $220 million of U.S. dollars and $2.5 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.2 billion matured on or before April 24, 2020 and the remaining $1.5 billion will mature by June 15, 2020. Our market risk was minimal on the contracts that matured on or before April 24, 2020 and the contracts that will mature by June 15, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

There have been no changes from the risk factors disclosed in our annual report on Form 10-K for the year December 31, 2019, as supplemented by the risk factor included in our current report on Form 8-K filed with the SEC on April 13, 2020. However, to the extent COVID-19 adversely affects our business, financial condition, results of operation, and liquidity, it may also have the effect of heightening many of the other risks described in such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2020	220,940	$89.47	220,940	—	$1.5 billion
February 2020	640,511	$77.08	556,003	84,508	$1.5 billion
March 2020	1,246,416	$62.08	373	1,246,043	$1.4 billion
Total	2,107,867	$69.51	777,316	1,330,551	$1.4 billion
___________________

(a)
The shares reported in this column represent purchases settled in the first quarter of 2020 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (2018 Program), with no expiration date. As of March 31, 2020, we had $1.4 billion remaining available for purchase under the 2018 Program. We have not purchased any shares of our common stock under the 2018 Program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under the 2018 Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1
$875,000,000 364-Day Revolving Credit Agreement, dated as of April 13, 2020, among Valero, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated and filed April 13, 2020 (SEC File No. 001-13175).

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
Date: April 29, 2020