Form 10-Q
period 2020-06-30
VALERO ENERGY CORP/TX
filed 2020-07-31
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 20, 2020 was 407,757,274.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,319	$2,583
Receivables, net	4,152	8,904
Inventories	5,420	7,013
Prepaid expenses and other	871	469
Total current assets	12,762	18,969
Property, plant, and equipment, at cost	46,335	44,294
Accumulated depreciation	(15,682)	(15,030)
Property, plant, and equipment, net	30,653	29,264
Deferred charges and other assets, net	5,684	5,631
Total assets	$49,099	$53,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$587	$494
Accounts payable	4,652	10,205
Accrued expenses	861	949
Taxes other than income taxes payable	1,083	1,304
Income taxes payable	117	208
Total current liabilities	7,300	13,160
Debt and finance lease obligations, less current portion	12,090	9,178
Deferred income tax liabilities	5,305	5,103
Other long-term liabilities	3,770	3,887
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,824	6,821
Treasury stock, at cost; 265,748,331 and 264,209,742 common shares	(15,760)	(15,648)
Retained earnings	30,575	31,974
Accumulated other comprehensive loss	(1,799)	(1,351)
Total Valero Energy Corporation stockholders’ equity	19,847	21,803
Noncontrolling interests	787	733
Total equity	20,634	22,536
Total liabilities and equity	$49,099	$53,864
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (a)	$10,397	$28,933	$32,499	$53,196
Cost of sales:
Cost of materials and other	9,079	26,083	29,031	48,061
Lower of cost or market (LCM) inventory valuation adjustment	(2,248)	—	294	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,027	1,175	2,151	2,390
Depreciation and amortization expense	566	552	1,135	1,089
Total cost of sales	8,424	27,810	32,611	51,540
Other operating expenses	3	2	5	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	169	199	346	408
Depreciation and amortization expense	12	14	25	28
Operating income (loss)	1,789	908	(488)	1,216
Other income, net	27	12	59	34
Interest and debt expense, net of capitalized interest	(142)	(112)	(267)	(224)
Income (loss) before income tax expense (benefit)	1,674	808	(696)	1,026
Income tax expense (benefit)	339	160	(277)	211
Net income (loss)	1,335	648	(419)	815
Less: Net income attributable to noncontrolling interests	82	36	179	62
Net income (loss) attributable to Valero Energy Corporation stockholders	$1,253	$612	$(598)	$753

Earnings (loss) per common share	$3.07	$1.47	$(1.48)	$1.80
Weighted-average common shares outstanding (in millions)	406	415	407	416

Earnings (loss) per common share – assuming dilution	$3.07	$1.47	$(1.48)	$1.80
Weighted-average common shares outstanding – assuming dilution (in millions)	407	417	407	417
_______________________________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$784	$1,410	$2,152	$2,740

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,335	$648	$(419)	$815
Other comprehensive income (loss):
Foreign currency translation adjustment	138	—	(469)	155
Net gain on pension and other postretirement benefits	12	2	24	5
Net gain (loss) on cash flow hedges	(25)	5	4	5
Other comprehensive income (loss) before income tax expense (benefit)	125	7	(441)	165
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1)	1	5	2
Other comprehensive income (loss)	126	6	(446)	163
Comprehensive income (loss)	1,461	654	(865)	978
Less: Comprehensive income attributable to noncontrolling interests	70	40	181	68
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$1,391	$614	$(1,046)	$910

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2020	$7	$6,814	$(15,764)	$29,722	$(1,937)	$18,842	$843	$19,685
Net income	—	—	—	1,253	—	1,253	82	1,335
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Transactions in connection with stock-based compensation plans	—	(2)	4	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Other comprehensive income (loss)	—	—	—	—	138	138	(12)	126
Balance as of June 30, 2020	$7	$6,824	$(15,760)	$30,575	$(1,799)	$19,847	$787	$20,634

Balance as of March 31, 2019	$7	$6,802	$(14,958)	$30,810	$(1,352)	$21,309	$470	$21,779
Net income	—	—	—	612	—	612	36	648
Dividends on common stock ($0.90 per share)	—	—	—	(376)	—	(376)	—	(376)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Transactions in connection with stock-based compensation plans	—	(1)	—	—	—	(1)	—	(1)
Open market stock purchases	—	—	(212)	—	—	(212)	—	(212)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	—	2	2	4	6
Balance as of June 30, 2019	$7	$6,812	$(15,170)	$31,046	$(1,350)	$21,345	$492	$21,837

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(598)	—	(598)	179	(419)
Dividends on common stock ($1.96 per share)	—	—	—	(801)	—	(801)	—	(801)
Stock-based compensation expense	—	36	—	—	—	36	—	36
Transactions in connection with stock-based compensation plans	—	(33)	18	—	—	(15)	—	(15)
Open market stock purchases	—	—	(130)	—	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Other comprehensive income (loss)	—	—	—	—	(448)	(448)	2	(446)
Balance as of June 30, 2020	$7	$6,824	$(15,760)	$30,575	$(1,799)	$19,847	$787	$20,634

Balance as of December 31, 2018	$7	$7,048	$(14,925)	$31,044	$(1,507)	$21,667	$1,064	$22,731
Net income	—	—	—	753	—	753	62	815
Dividends on common stock ($1.80 per share)	—	—	—	(751)	—	(751)	—	(751)
Stock-based compensation expense	—	21	—	—	—	21	—	21
Transactions in connection with stock-based compensation plans	—	(3)	1	—	—	(2)	—	(2)
Open market stock purchases	—	—	(246)	—	—	(246)	—	(246)
Acquisition of Valero Energy Partners LP (VLP) publicly held common units	—	(328)	—	—	—	(328)	(622)	(950)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Other	—	74	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	157	157	6	163
Balance as of June 30, 2019	$7	$6,812	$(15,170)	$31,046	$(1,350)	$21,345	$492	$21,837

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(419)	$815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,160	1,117
LCM inventory valuation adjustment	294	—
Deferred income tax expense (benefit)	223	(12)
Changes in current assets and current liabilities	(478)	413
Changes in deferred charges and credits and other operating activities, net	(93)	61
Net cash provided by operating activities	687	2,394
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(555)	(854)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(177)	(51)
Other VIEs	(143)	(69)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(437)	(470)
Deferred turnaround and catalyst cost expenditures of DGD	(10)	(1)
Investments in unconsolidated joint ventures	(29)	(90)
Acquisitions of undivided interests	—	(29)
Other investing activities, net	12	9
Net cash used in investing activities	(1,339)	(1,555)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,799	1,892
Proceeds from borrowings of VIEs	163	70
Repayments of debt and finance lease obligations (excluding VIEs)	(432)	(1,792)
Repayments of debt of VIEs	(3)	(3)
Purchases of common stock for treasury	(147)	(248)
Common stock dividends	(801)	(751)
Acquisition of VLP publicly held common units	—	(950)
Distributions to noncontrolling interests	(127)	(18)
Other financing activities, net	(17)	(25)
Net cash provided by (used in) financing activities	435	(1,825)
Effect of foreign exchange rate changes on cash	(47)	37
Net decrease in cash and cash equivalents	(264)	(949)
Cash and cash equivalents at beginning of period	2,583	2,982
Cash and cash equivalents at end of period	$2,319	$2,033
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. As discussed in Note 2, the outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. This disruption became more acute in the latter half of March 2020. While demand and market prices for most of our products increased during the second quarter of 2020 compared to the end of the first quarter of 2020, developments with respect to COVID-19 have been occurring at a rapid pace and the risk remains that circumstances could change. For instance, during the latter part of the second quarter of 2020, governmental authorities in various states across the U.S. began to lift many of the restrictions created by actions taken to slow down the spread of COVID-19. However, many of the states where such restrictions were lifted, and several states where the restrictions have essentially never been lifted (such as California in our U.S. West Coast region), have recently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by reimposing certain restrictions they had previously lifted. Therefore, our operating results for the six months ended June 30, 2020 do not fully reflect the impact this disruption will likely continue to have on us.

The balance sheet as of December 31, 2019 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

Reclassifications
Prior year amounts for capital expenditures, deferred turnaround and catalyst cost expenditures, and repayments of debt and finance lease obligations in the consolidated statements of cash flows have been reclassified to conform to the 2020 presentation to separately present these activities for us and our consolidated VIEs.

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

The following ASU was issued on and adopted by us on March 12, 2020. Our adoption of this ASU did not have a material impact on our financial statements or related disclosures.

ASU		Basis of Adoption
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Prospectively

2.	UNCERTAINTIES AND CERTAIN SIGNIFICANT ACCOUNTING ESTIMATES

Overview
The outbreak of COVID-19 and its development into a pandemic in March 2020 and certain developments in the global oil markets have impacted and continue to impact our business. We responded, and will strive to continue to respond, to the impact from these matters on our business. We reduced the amount of crude oil processed at most of our refineries in response to the decreased demand for our products, we temporarily idled various gasoline-making units at certain of our refineries to further limit gasoline production, and we took measures to reduce jet fuel production. Eight of our ethanol plants were temporarily idled, and production at our remaining six ethanol plants was reduced earlier this year to address the decreased demand for ethanol. Demand for most of our products partially recovered during the latter part of the second quarter of 2020. As a result, we have increased the production of most of our products and recently restarted the gasoline-making units and four ethanol plants that had been temporarily idled.
Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsides, or whether any recovery will ultimately experience a reversal or other setbacks. However, the adverse impacts of the economic effects from COVID-19 and uncertainty in the global oil markets on our business have been and will likely continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and we will strive to continue to do so, but there can be no assurance that any measures we have taken or may take will be fully effective. As a result, we expect these matters may affect our estimates and assumptions on amounts reported in the financial statements and accompanying notes in the near term.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment Analysis of Long-Lived Assets
Due to the adverse economic conditions discussed above, we reviewed our significant operating assets for the existence of impairment indicators. As a result of this review, we evaluated six ethanol plants for potential impairment as of June 30, 2020, assuming that we would operate these plants in the future and considering current economic conditions on our future estimated cash flows. Based on our analysis, we determined that the carrying amount of each of these plants was recoverable, as the undiscounted future cash flows from each plant exceeded its respective carrying value. Nonetheless, we will continue to evaluate the economic conditions and their impact on our assumptions.

Impairment Analysis of Goodwill
We have $260 million of goodwill as of June 30, 2020. All of our goodwill is allocated to one reporting unit, the U.S. Gulf Coast refining region. Our annual test for the impairment of goodwill is performed on October 1 of each year. However, as discussed above, there were adverse changes in the capital and commodity markets that contributed to a significant decline in our common stock price compared to the price as of December 31, 2019 and early March 2020. Despite the decline in our common stock price, we determined our goodwill was not impaired as of June 30, 2020. Nonetheless, we will continue to evaluate the economic conditions and their impact on our assumptions.

Inventory Valuation
See Note 4 regarding our $294 million LCM inventory valuation reserve and the estimates used to determine the market value of our inventories.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Refinery feedstocks	$2,000	$2,399
Refined petroleum products and blendstocks	3,161	4,034
Renewable diesel feedstocks and products	53	46
Ethanol feedstocks and products	224	260
Materials and supplies	276	274
Inventories before LCM inventory valuation reserve	5,714	7,013
LCM inventory valuation reserve	(294)	—
Inventories	$5,420	$7,013

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

The market value of our last-in, first-out (LIFO) inventory fell below our historical LIFO inventory costs as of March 31, 2020, and as a result, we recorded an LCM inventory valuation reserve of $2.5 billion in order to state our inventories at market. As of June 30, 2020, our LCM inventory valuation reserve was $294 million. The change in our LCM inventory valuation reserve resulted in a net benefit of $2.2 billion and a net charge of $294 million to our results of operations during the three and six months ended June 30, 2020, respectively. As of December 31, 2019, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $2.5 billion.

Our non-LIFO inventories accounted for $912 million and $1.4 billion of our total inventories as of June 30, 2020 and December 31, 2019, respectively.

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

Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost by class of underlying asset was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Other	Total
		Marine	Rail
Three months ended June 30, 2020
Finance lease cost:
Amortization of right-of-use (ROU) assets	$28	$—	$—	$3	$1	$—	$—	$32
Interest on lease liabilities	25	—	—	1	—	—	—	26
Operating lease cost	42	37	15	4	2	6	1	107
Variable lease cost	17	15	—	—	—	1	—	33
Short-term lease cost	2	14	—	7	—	—	—	23
Sublease income	—	(2)	—	—	—	—	—	(2)
Total lease cost	$114	$64	$15	$15	$3	$7	$1	$219

Three months ended June 30, 2019
Finance lease cost:
Amortization of ROU assets	$12	$—	$—	$1	$1	$—	$—	$14
Interest on lease liabilities	12	—	—	1	1	—	—	14
Operating lease cost	47	34	13	5	2	10	2	113
Variable lease cost	15	7	—	—	—	—	—	22
Short-term lease cost	4	12	—	8	—	—	—	24
Sublease income	—	(15)	—	—	—	(1)	—	(16)
Total lease cost	$90	$38	$13	$15	$4	$9	$2	$171

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pipelines, Terminals, and Tanks	Transportation		Feedstock Processing Equipment	Energy and Gases	Real Estate	Other	Total
		Marine	Rail
Six months ended June 30, 2020
Finance lease cost:
Amortization of ROU assets	$50	$—	$—	$6	$2	$—	$—	$58
Interest on lease liabilities	46	—	—	1	1	—	—	48
Operating lease cost	84	76	30	8	4	12	2	216
Variable lease cost	33	33	1	1	—	1	—	69
Short-term lease cost	6	36	—	21	—	—	—	63
Sublease income	—	(8)	—	—	—	—	—	(8)
Total lease cost	$219	$137	$31	$37	$7	$13	$2	$446

Six months ended June 30, 2019
Finance lease cost:
Amortization of ROU assets	$20	$—	$—	$2	$2	$—	$—	$24
Interest on lease liabilities	22	—	—	1	2	—	—	25
Operating lease cost	94	68	24	12	4	14	2	218
Variable lease cost	33	17	—	—	—	—	—	50
Short-term lease cost	7	26	—	14	—	—	—	47
Sublease income	—	(16)	—	—	—	(2)	—	(18)
Total lease cost	$176	$95	$24	$29	$8	$12	$2	$346

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	June 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,225	$—	$790
Deferred charges and other assets, net	1,273	—	1,329	—
Total ROU assets, net	$1,273	$2,225	$1,329	$790

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$71	$—	$41
Accrued expenses	325	—	331	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,177	—	750
Other long-term liabilities	920	—	959	—
Total lease liabilities	$1,245	$2,248	$1,290	$791

Other supplemental information
Weighted-average remaining lease term	7.5 years	22.4 years	7.7 years	19.7 years
Weighted-average discount rate	4.7%	4.3%	4.9%	5.2%

Supplemental cash flow information related to our operating and finance leases is presented in Note 13.

Significant Lease Commencement
We have a 50 percent membership interest in MVP Terminalling, LLC (MVP), an unconsolidated joint venture formed in September 2017 with a subsidiary of Magellan Midstream Partners LP, to construct, own, and operate the Magellan Valero Pasadena marine terminal (MVP Terminal) located adjacent to the Houston Ship Channel in Pasadena, Texas. Concurrent with the formation of MVP, we entered into a terminaling agreement with MVP to utilize the MVP Terminal upon completion of the initial two phases of construction, which occurred in the first quarter of 2020. During the six months ended June 30, 2020, we recognized a finance lease ROU asset and related liability of approximately $1.4 billion in connection with this agreement. The terminaling agreement has an initial term of 12 years with two five-year automatic renewals, and year-to-year renewals thereafter.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity Analysis
The remaining minimum lease payments due under our long-term leases were as follows (in millions):

	June 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020 (a)	$207	$85	$376	$88
2021	287	171	250	86
2022	214	173	194	87
2023	179	178	160	91
2024	142	170	125	82
Thereafter	510	2,922	498	1,011
Total undiscounted lease payments	1,539	3,699	1,603	1,445
Less: Amount associated with discounting	294	1,451	313	654
Total lease liabilities	$1,245	$2,248	$1,290	$791
____________________

(a)	The amounts as of June 30, 2020 are for the remaining six months of 2020.

6.	DEBT

Public Debt
During the six months ended June 30, 2020, we issued $850 million of 2.700 percent Senior Notes due April 15, 2023 and $650 million of 2.850 percent Senior Notes due April 15, 2025. Proceeds from these debt issuances totaled $1.499 billion before deducting the underwriting discount and other debt issuance costs.

During the six months ended June 30, 2019, the following activity occurred:

•
We issued $1.0 billion of 4.00 percent Senior Notes due April 1, 2029. Proceeds from this debt issuance totaled $992 million before deducting the underwriting discount and other debt issuance costs. The proceeds were used to redeem our 6.125 percent Senior Notes due February 1, 2020 (6.125 percent Senior Notes) for $871 million, or 102.48 percent of stated value, which included an early redemption fee of $21 million that is reflected in “other income, net” in our statements of income for the three and six months ended June 30, 2019.

•
In connection with the completion of the Merger Transaction, Valero Energy Corporation, the parent company, entered into a guarantee agreement to fully and unconditionally guarantee the prompt payment, when due, of the following debt issued by VLP, one of its wholly owned subsidiaries, that was outstanding as of June 30, 2020:

◦	4.375 percent Senior Notes due December 15, 2026; and

◦	4.5 percent Senior Notes due March 15, 2028.

Effective March 31, 2020, we early applied the U.S. Securities and Exchange Commission’s (SEC’s) Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. This rule allows us to cease providing the previously required condensed consolidating financial information in our periodic reports while the senior notes issued by VLP noted above are outstanding, as VLP’s reporting obligation was suspended on January 22, 2019 in connection with the completion of the Merger Transaction.
Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				June 30, 2020
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$33		$3,967
364-day Revolving Credit Facility		$875	April 2021		$—	n/a			$875
Canadian Revolver	C$	150	November 2020	C$	—	C$	7	C$	143
Accounts receivable sales facility (b)		$1,300	July 2020		$—	n/a			$726
Letter of credit facility		$50	November 2020	n/a			$—		$50
Committed facilities of VIE (c):
IEnova Revolver		$612	February 2028		$511	n/a			$101
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$92	n/a

___________________

(a)	Letters of credit issued as of June 30, 2020 expire at various times in 2020 through 2021.

(b)
The available borrowing capacity was lower than the facility amount due to a decline in product prices. In July 2020, we extended the maturity date of this facility to July 2021 and decreased the facility amount from $1.3 billion to $1.0 billion.

(c)	Creditors of our VIE do not have recourse against us.

364-day Revolving Credit Facility
In April 2020, we entered into an $875 million 364-Day Credit Agreement (the 364-day Revolving Credit Facility) with several lenders. This facility provides for a revolving credit facility in an aggregate principal amount of up to $875 million and matures 364 days from April 13, 2020.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

above. The interest and commitment fees under this facility are payable quarterly. The facility also requires us to pay a customary agency fee to the administrative agent. The facility contains various customary covenants and events of default.

Accounts Receivable Sales Facility
During the six months ended June 30, 2020, we sold $300 million of eligible receivables under our accounts receivable sales facility and repaid $400 million. The weighted-average interest rate on the borrowings outstanding for this facility was 1.5221 percent and 2.5275 percent during the six months ended June 30, 2020 and 2019, respectively.

IEnova Revolver
During the six months ended June 30, 2020, Central Mexico Terminals (as described in Note 8) amended its combined unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 8) to increase the facility amount from $491 million to $612 million. During the six months ended June 30, 2020 and 2019, Central Mexico Terminals borrowed $163 million and $70 million, respectively, and had no repayments under this revolver. As of June 30, 2020 and December 31, 2019, the variable interest rate was 5.083 percent and 5.749 percent, respectively.

The IEnova Revolver is available only to the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and debt expense	$161	$136	$306	$272
Less: Capitalized interest	19	24	39	48
Interest and debt expense, net of capitalized interest	$142	$112	$267	$224

7.	EQUITY

Share Activity
There was no significant share activity during the six months ended June 30, 2020 and 2019.

Common Stock Dividends
On July 16, 2020, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on September 2, 2020 to holders of record at the close of business on August 4, 2020.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2020				2019
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,282)	$(663)	$8	$(1,937)	$(869)	$(483)	$—	$(1,352)
Other comprehensive income (loss) before reclassifications	138	—	(2)	136	(1)	—	1	—
Amounts reclassified from accumulated other comprehensive loss	—	10	(8)	2	—	2	—	2
Other comprehensive income (loss)	138	10	(10)	138	(1)	2	1	2
Balance as of end of period	$(1,144)	$(653)	$(2)	$(1,799)	$(870)	$(481)	$1	$(1,350)

	Six Months Ended June 30,
	2020				2019
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains on Cash Flow Hedges	Total
Balance as of beginning of period	$(676)	$(672)	$(3)	$(1,351)	$(1,022)	$(485)	$—	$(1,507)
Other comprehensive income (loss) before reclassifications	(468)	—	19	(449)	152	—	1	153
Amounts reclassified from accumulated other comprehensive loss	—	19	(18)	1	—	4	—	4
Other comprehensive income (loss)	(468)	19	1	(448)	152	4	1	157
Balance as of end of period	$(1,144)	$(653)	$(2)	$(1,799)	$(870)	$(481)	$1	$(1,350)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2020, our significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of our VIEs, which are included in our balance sheets (in millions):

	June 30, 2020
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$331	$—	$16	$347
Other current assets	234	44	27	305
Property, plant, and equipment, net	887	506	99	1,492
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$80	$556	$7	$643
Debt and finance lease obligations, less current portion	—	—	27	27

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$85	$—	$25	$110
Other current assets	567	33	89	689
Property, plant, and equipment, net	706	381	105	1,192
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$66	$409	$8	$483
Debt and finance lease obligations, less current portion	—	—	31	31

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2020	2019	2020	2019
Three months ended June 30
Service cost	$35	$30	$2	$1
Interest cost	22	25	2	3
Expected return on plan assets	(46)	(41)	—	—
Amortization of:
Net actuarial (gain) loss	19	10	—	(1)
Prior service credit	(5)	(5)	(2)	(2)
Special charges	1	2	—	—
Net periodic benefit cost	$26	$21	$2	$1

Six months ended June 30
Service cost	$70	$60	$3	$2
Interest cost	43	49	4	6
Expected return on plan assets	(90)	(83)	—	—
Amortization of:
Net actuarial (gain) loss	37	20	—	(2)
Prior service credit	(10)	(9)	(3)	(4)
Special charges	1	2	—	1
Net periodic benefit cost	$51	$39	$4	$3

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net” in the statements of income.

During the six months ended June 30, 2020 and 2019, we contributed $19 million and $23 million, respectively, to our pension plans and $7 million and $8 million, respectively, to our other postretirement benefit plans.

We previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 that we planned to contribute approximately $140 million to our pension plans and $21 million to our other postretirement benefit plans during 2020. Due to the current economic environment, we are reconsidering our intent to make a discretionary contribution of $100 million to our qualified U.S. pension plan.

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

Our income tax expense (benefit) for the three and six months ended June 30, 2020 included a tax benefit of $7 million and $117 million, respectively, attributable to the expected tax NOL carryback provided under the CARES Act for expected tax NOLs from our current tax year to our 2015 tax year in which we paid federal income tax at a 35 percent tax rate.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share were computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) per common share
Net income (loss) attributable to Valero stockholders	$1,253	$612	$(598)	$753
Less: Income allocated to participating securities	4	2	3	2
Net income (loss) available to common stockholders	$1,249	$610	$(601)	$751

Weighted-average common shares outstanding	406	415	407	416

Earnings (loss) per common share	$3.07	$1.47	$(1.48)	$1.80

Earnings (loss) per common share – assuming dilution
Net income (loss) attributable to Valero stockholders	$1,253	$612	$(598)	$753
Less: Income allocated to participating securities	4	2	3	2
Net income (loss) available to common stockholders	$1,249	$610	$(601)	$751

Weighted-average common shares outstanding	406	415	407	416
Effect of dilutive securities	1	2	—	1
Weighted-average common shares outstanding – assuming dilution	407	417	407	417

Earnings (loss) per common share – assuming dilution	$3.07	$1.47	$(1.48)	$1.80

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (2020 OSIP) or our 2011 Omnibus Stock Incentive Plan (2011 OSIP). Dilutive securities include participating securities as well as outstanding stock options granted under our 2020 OSIP or our 2011 OSIP. On April 30, 2020, our stockholders approved the 2020 OSIP.

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2020	December 31, 2019	Decrease
Receivables from contracts with customers, included in receivables, net	$2,603	$5,610	$(3,007)
Contract liabilities, included in accrued expenses	34	55	(21)

Receivables from contracts with customers is a component of “receivables, net” as presented on the balance sheet. The decrease in “receivables, net” is described in Note 13.

For the six months ended June 30, 2020, we recognized as revenue $52 million that was included in contract liabilities as of December 31, 2019.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2020, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2020
Revenues:
Revenues from external customers	$9,615	$239	$543	$—	$10,397
Intersegment revenues	2	57	38	(97)	—
Total revenues	9,617	296	581	(97)	10,397
Cost of sales:
Cost of materials and other	8,539	135	501	(96)	9,079
LCM inventory valuation adjustment	(2,137)	—	(111)	—	(2,248)
Operating expenses (excluding depreciation and amortization expense reflected below)	928	20	79	—	1,027
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	7,863	167	490	(96)	8,424
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	169	169
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,751	$129	$91	$(182)	$1,789

Three months ended June 30, 2019
Revenues:
Revenues from external customers	$27,746	$222	$964	$1	$28,933
Intersegment revenues	8	73	53	(134)	—
Total revenues	27,754	295	1,017	(133)	28,933
Cost of sales:
Cost of materials and other	25,172	189	855	(133)	26,083
Operating expenses (excluding depreciation and amortization expense reflected below)	1,026	17	132	—	1,175
Depreciation and amortization expense	518	12	22	—	552
Total cost of sales	26,716	218	1,009	(133)	27,810
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	199	199
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$1,037	$77	$7	$(213)	$908

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2020
Revenues:
Revenues from external customers	$30,600	$545	$1,354	$—	$32,499
Intersegment revenues	4	110	102	(216)	—
Total revenues	30,604	655	1,456	(216)	32,499
Cost of sales:
Cost of materials and other	27,666	265	1,314	(214)	29,031
LCM inventory valuation adjustment	277	—	17	—	294
Operating expenses (excluding depreciation and amortization expense reflected below)	1,923	40	188	—	2,151
Depreciation and amortization expense	1,069	23	43	—	1,135
Total cost of sales	30,935	328	1,562	(214)	32,611
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	346	346
Depreciation and amortization expense	—	—	—	25	25
Operating income (loss) by segment	$(336)	$327	$(106)	$(373)	$(488)

Six months ended June 30, 2019
Revenues:
Revenues from external customers	$50,964	$474	$1,757	$1	$53,196
Intersegment revenues	10	124	105	(239)	—
Total revenues	50,974	598	1,862	(238)	53,196
Cost of sales:
Cost of materials and other	46,337	413	1,549	(238)	48,061
Operating expenses (excluding depreciation and amortization expense reflected below)	2,097	36	257	—	2,390
Depreciation and amortization expense	1,021	23	45	—	1,089
Total cost of sales	49,455	472	1,851	(238)	51,540
Other operating expenses	3	—	1	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	408	408
Depreciation and amortization expense	—	—	—	28	28
Operating income by segment	$1,516	$126	$10	$(436)	$1,216

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Refining:
Gasolines and blendstocks	$3,993	$11,530	$12,237	$20,904
Distillates	4,379	13,476	15,042	25,393
Other product revenues	1,243	2,740	3,321	4,667
Total refining revenues	9,615	27,746	30,600	50,964
Renewable diesel:
Renewable diesel	239	222	545	474
Ethanol:
Ethanol	432	774	1,061	1,394
Distillers grains	111	190	293	363
Total ethanol revenues	543	964	1,354	1,757
Corporate – other revenues	—	1	—	1
Revenues	$10,397	$28,933	$32,499	$53,196

Total assets by reportable segment were as follows (in millions):

	June 30, 2020	December 31, 2019
Refining	$42,225	$47,067
Renewable diesel	1,504	1,412
Ethanol	1,687	1,615
Corporate and eliminations	3,683	3,770
Total assets	$49,099	$53,864

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Decrease (increase) in current assets:
Receivables, net	$4,616	$(1,664)
Inventories	1,136	278
Prepaid expenses and other	(383)	406
Increase (decrease) in current liabilities:
Accounts payable	(5,446)	1,555
Accrued expenses	(73)	(195)
Taxes other than income taxes payable	(180)	(75)
Income taxes payable	(148)	108
Changes in current assets and current liabilities	$(478)	$413

Changes in current assets and current liabilities for the six months ended June 30, 2020 were as follows:

•
the decrease in receivables was primarily due to (i) a decrease of $4.1 billion as a result of a decrease in commodity prices in June 2020 compared to December 2019 combined with a decrease in sales volumes and (ii) the collection of $449 million for a blender’s tax credit receivable attributable to volumes blended during 2019 and 2018;

•	the decrease in inventories was due to lower inventory levels combined with a decrease in commodity prices in June 2020 compared to December 2019;

•	the increase in prepaid expenses and other was primarily related to the recognition of an income tax receivable of approximately $440 million; and

•	the decrease in accounts payable was due to a decrease in commodity prices in June 2020 compared to December 2019 combined with a decrease in crude oil and other feedstock volumes purchased.

Changes in current assets and current liabilities for the six months ended June 30, 2019 were as follows:

•	the increase in receivables was due to an increase in sales volumes combined with an increase in commodity prices in June 2019 compared to December 2018;

•	the decrease in inventories was due to lower inventory levels in June 2019 compared to December 2018;

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the decrease in prepaid expenses and other was mainly due to a decrease in income taxes receivable resulting from a refund of $348 million, including interest, associated with the settlement of the combined audit related to our U.S. federal income tax returns for 2010 and 2011;

•
the increase in accounts payable was due to an increase in commodity prices in June 2019 compared to December 2018 combined with an increase in crude oil and other feedstock volumes purchased and the timing of payments of invoices; and

•	the decrease in accrued expenses was mainly due to the payment of our annual incentive compensation related to 2018.

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Interest paid in excess of amount capitalized, including interest on finance leases	$250	$227
Income taxes paid (refunded), net	76	(331)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2020		2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$216	$48	$216	$25
Financing cash flows	—	32	—	21
Changes in lease balances resulting from new and modified leases (a)	163	1,495	1,592	192
___________________

(a)
Noncash activity for the six months ended June 30, 2020 primarily includes $1.4 billion for a finance lease ROU asset and related liability recognized in connection with the terminaling agreement with MVP described in Note 5. Noncash activity for the six months ended June 30, 2019 included $1.3 billion for operating lease ROU assets and related liabilities recorded on January 1, 2019 upon adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, “Leases.”

There were no significant noncash investing and financing activities during the six months ended June 30, 2020, except as noted in the table above.
Noncash investing and financing activities during the six months ended June 30, 2019 included the derecognition of the property, plant, and equipment and the related long-term liability associated with a build-to-suit lease arrangement with respect to the MVP Terminal, and the subsequent recognition of our investment in MVP, in addition to the activities noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2020 and December 31, 2019.

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

	June 30, 2020
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$656	$—	$—	$656	$(506)	$(38)	$112	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Foreign currency contracts	28	—	—	28	n/a	n/a	28	n/a
Investments of certain benefit plans	65	—	8	73	n/a	n/a	73	n/a
Total	$749	$1	$8	$758	$(506)	$(38)	$214

Liabilities
Commodity derivative contracts	$519	$—	$—	$519	$(506)	$(13)	$—	$(38)
Environmental credit obligations	—	38	—	38	n/a	n/a	38	n/a
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Foreign currency contracts	9	—	—	9	n/a	n/a	9	n/a
Total	$528	$40	$—	$568	$(506)	$(13)	$49

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$617	$—	$—	$617	$(612)	$—	$5	$—
Foreign currency contracts	27	—	—	27	n/a	n/a	27	n/a
Investments of certain benefit plans	65	—	9	74	n/a	n/a	74	n/a
Total	$709	$—	$9	$718	$(612)	$—	$106

Liabilities
Commodity derivative contracts	$668	$—	$—	$668	$(612)	$(56)	$—	$(84)
Environmental credit obligations	—	2	—	2	n/a	n/a	2	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$678	$5	$—	$683	$(612)	$(56)	$15

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

There were no transfers into or out of Level 3 for assets and liabilities held as of June 30, 2020 and December 31, 2019 that were measured at fair value on a recurring basis.

There was no significant activity during the six months ended June 30, 2020 and 2019 related to the fair value amounts categorized in Level 3 as of June 30, 2020 and December 31, 2019.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 1	$2,319	$2,319	$2,583	$2,583
Financial liabilities
Debt (excluding finance leases)	Level 2	10,429	12,387	8,881	10,583

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	PRICE RISK MANAGEMENT ACTIVITIES

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2020	2021
Derivatives designated as cash flow hedges
Renewable diesel:
Futures – long	394	—
Futures – short	1,414	—

Derivatives designated as economic hedges
Crude oil and refined petroleum products:
Futures – long	75,877	56
Futures – short	58,694	56
Corn:
Futures – long	63,030	130
Futures – short	76,110	1,255
Physical contracts – long	11,751	1,214

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2020, we had foreign currency contracts to purchase $219 million of U.S. dollars, $1.9 billion of U.S. dollar equivalent Canadian dollars, and $500 million of U.S. dollar equivalent pounds sterling. Of these commitments, $919 million matured on or before July 24, 2020 and the remaining $1.7 billion will mature by October 15, 2020.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our obligations under these compliance programs was $136 million and $67 million for the three months ended June 30, 2020 and 2019, respectively, and $248 million and $158 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under greenhouse gas (GHG) emission programs, including the cap-and-trade systems, as discussed in Note 14. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered the majority of these costs from our customers for the three and six months ended June 30, 2020 and 2019 and expect to continue to recover the majority of these costs in the future. For the three and six months ended June 30, 2020 and 2019, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2020 and December 31, 2019 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 14 for additional information related to the fair values of our derivative instruments.

As indicated in Note 14, we net fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The following table, however, is presented on a gross asset and gross liability basis, which results in the reflection of certain assets in liability accounts and certain liabilities in asset accounts:

	Balance Sheet Location	June 30, 2020		December 31, 2019
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts	Receivables, net	$5	$14	$9	$20

Derivatives not designated as hedging instruments
Commodity contracts	Receivables, net	$651	$505	$608	$648
Physical purchase contracts	Inventories	1	2	—	3
Foreign currency contracts	Receivables, net	28	—	27	—
Foreign currency contracts	Accrued expenses	—	9	—	10
Total		$680	$516	$635	$661

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

Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss)
The following table provides information about the gain or loss recognized in income and other comprehensive income (loss) due to fair value adjustments of our cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss) on derivatives		$(5)	$4	$50	$4
Gain (loss) reclassified from accumulated other comprehensive income (loss) into income	Revenues	19	(2)	45	(2)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2020 and 2019. For the three and six months ended June 30, 2020, cash flow hedges primarily related to forward sales of renewable diesel and we estimate that the deferred after-tax loss of $3 million as of June 30, 2020 will be reclassified into revenues over the next 12 months as a result of hedged transactions that are forecasted to occur. For the three and six months ended June 30, 2020 and 2019, there were no amounts reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2020 and 2019 are described in Note 7.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information about the gain (loss) recognized in income on our derivative instruments of our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Commodity contracts	Revenues	$9	$5	$1	$5
Commodity contracts	Cost of materials and other	140	72	(12)	1
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	4	—	2	—
Foreign currency contracts	Cost of materials and other	—	2	49	(7)
Foreign currency contracts	Other income, net	60	48	(105)	55

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q, including without limitation our disclosures below under the heading “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “will,” “may,” “strive,” and similar expressions.

These forward-looking statements include, among other things, statements regarding:

•	the effect, impact, potential duration or other implications of the COVID-19 pandemic and global crude oil production levels, and any expectations we may have with respect thereto;

•	future refining segment margins, including gasoline and distillate margins;

•	future renewable diesel segment margins;

•	future ethanol segment margins;

•	expectations regarding feedstock costs, including crude oil differentials, and operating expenses;

•	anticipated levels of crude oil and refined petroleum product inventories and storage capacity;

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

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, actual results may differ materially from the future performance or results that we have expressed or forecast in the forward-looking statements. Differences between actual results and any future performance or results suggested in these forward-looking statements could result from a variety of factors, including the following:

•	demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, and ethanol;

•	demand for, and supplies of, crude oil and other feedstocks;

•
the effects of public health threats, pandemics and epidemics, such as the COVID-19 pandemic, and the adverse impacts thereof on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined petroleum products or receive feedstocks;

•	political and economic conditions in nations that produce crude oil or consume refined petroleum products, renewable diesel, or ethanol;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls;

•	the level of consumer demand, including seasonal fluctuations;

•	refinery overcapacity or undercapacity;

•	our ability to successfully integrate any acquired businesses into our operations;

•	the actions taken by competitors, including both pricing and adjustments to refining capacity in response to market conditions;

•	the level of competitors’ imports into markets that we supply;

•
accidents, unscheduled shutdowns, weather events, civil unrest, political events, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, refineries, machinery, pipelines, equipment, or information systems, or any of the foregoing of our suppliers or customers;

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK” and “RESULTS OF OPERATIONS” below include references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and refining, renewable diesel, and ethanol segment margin. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods. See the tables in note (d) beginning on page 57 for reconciliations of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures. Also in note (d), we disclose the reasons why we believe our use of the non-GAAP financial measures provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
The outbreak of COVID-19 and its development into a pandemic in March 2020 has resulted in significant economic disruption globally, including in North America and Europe, the primary geographic areas where we operate. In March, governmental authorities around the world took actions, such as stay-at-home orders and other social distancing measures, to slow down the spread of COVID-19 that restricted travel, public gatherings, and the overall level of individual movement and in-person interaction across the globe. These actions have significantly reduced global economic activity and negatively impacted many businesses, including our business. Airlines have dramatically reduced flights and motor vehicle usage has significantly declined at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and most of our products. In addition, global crude oil production levels did not decline initially despite lower demand and storage capacity constraints for crude oil and refined products, which, during March 2020 and much of the second quarter of 2020, exacerbated the decline in crude oil prices and contributed to an increase in crude oil price volatility.

During the latter part of the second quarter of 2020, governmental authorities in various states across the U.S., particularly those in our U.S. Gulf Coast and U.S. Mid-Continent regions, began to lift many of the restrictions created by actions taken to slow down the spread of COVID-19, while many governmental authorities in our U.S. West Coast and North Atlantic regions only recently began taking similar actions. These actions have resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand and market prices for most of our products relative to late March 2020. However, many of the states where such restrictions were lifted, and several states where the restrictions have essentially never been lifted (such as California in our U.S. West Coast region), have recently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by reimposing certain restrictions they had previously lifted. While this response has not yet significantly impacted the increased level of individual movement associated with the initial lifting of many restrictions, the risk remains that the reimposition of such restrictions that has already occurred, or any further reimposition of prior restrictions or any imposition of new restrictions that may occur in the future, could each weaken the partial recovery in the demand and market prices for our products, which would negatively affect us.

The decrease in the demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price of refined petroleum products manufactured by our refining segment. For example, the price of gasoline(a) in the U.S. Gulf Coast region where eight of our 15 refineries are located was $68.82 per barrel at the beginning of 2020, fell to $17.65 per barrel at the end of March (a 74 percent decline), and partially recovered to $46.58 per barrel by the end of June (a 32 percent decline over the six-month period). Another example is the price of diesel(b) in the U.S. Gulf Coast region, which was $81.71 per barrel at the beginning of 2020, fell to $39.18 per barrel at the end of March (a 52 percent decline), and partially recovered to $47.58 per barrel by the end of June (a 42 percent decline over the six-month period). On July 29, 2020, the prices of gasoline(a) and diesel(b) were $46.44 per barrel and $50.76 per barrel, respectively.

The price of ethanol manufactured by our ethanol segment has also decreased due to a decline in demand. Because ethanol is primarily blended into gasoline, ethanol demand declined along with the decline in the demand for gasoline. Demand for renewable diesel, however, has not significantly declined due to continued demand for this low-carbon fuel despite the current economic environment; therefore, our renewable diesel segment has not been impacted as significantly as our refining and ethanol segments.

Prices for the products we sell and the feedstocks we purchase impact our revenues, cost of sales, operating income, and liquidity. In addition, a decline in the market prices of products and feedstocks below their carrying values in our inventory results in a writedown in the value of our inventories, and a subsequent recovery in market prices results in a write-up in the value of our inventories to their previous carrying values. These inventory valuation adjustments are referred to as “lower of cost or market (LCM) inventory valuation adjustments” and are described in Note 4 of Condensed Notes to Consolidated Financial Statements. For the second quarter of 2020, we generated operating income of $1.8 billion, which includes a $2.2 billion recovery in the value of our inventories. We wrote down the value of our inventories by $2.5 billion in the first quarter of 2020 due to the significant decline in market prices at that time, but as previously noted, market prices improved during the second quarter resulting in the reversal of all but $294 million of the initial writedown. For the first six months of 2020, we generated an operating loss of $488 million, which includes the $294 million writedown in the value of our inventories. Our operating results for the second quarter and the first six months of 2020, including operating results by segment, are described in the summary below and detailed descriptions can be found under “RESULTS OF OPERATIONS” on pages 45 through 65.

Our cash and cash equivalents declined by $264 million during the first six months of 2020, from $2.6 billion as of December 31, 2019 to $2.3 billion as of June 30, 2020. We invested $1.3 billion in our business and returned $948 million to our stockholders primarily through dividends, but also through purchases of our common stock, which, as discussed below, have not occurred under our stock purchase program since mid-March 2020. These uses of cash were largely offset by proceeds from a $1.5 billion public debt offering completed in April 2020 as described in Note 6 of Condensed Notes to Consolidated Financial Statements. In addition, our operations generated net cash of $687 million, which was driven by a decrease in inventory on hand. Even though our cash and cash equivalents on hand declined during the first six months of 2020, we ended the period with $7.7 billion of liquidity(c). A summary of our cash flows is presented on page 66, and a description of our cash flows and other matters impacting our liquidity and capital resources, including measures we have taken or are considering to take to address the impacts of COVID-19 on our liquidity, can be found under “LIQUIDITY AND CAPITAL RESOURCES” on pages 65 through 69.

We responded, and will strive to continue to respond, to the impacts from COVID-19 on our business. We reduced the amount of crude oil processed at most of our refineries in response to the decreased demand for our products, we temporarily idled various gasoline-making units at certain of our refineries to further limit gasoline production, and we took measures to reduce jet fuel production. Eight of our ethanol plants were temporarily idled, and production at our remaining six ethanol plants was reduced earlier this year to address the decreased demand for ethanol. Demand for most of our products partially recovered during the latter part of the second quarter of 2020. As a result, we have increased the production of most of our products and recently restarted the gasoline-making units and four ethanol plants that had been temporarily idled. In addition to these measures, we have addressed our liquidity as outlined below:

•	We deferred projects representing approximately $400 million of capital investments that we had expected to make in 2020 related to our refining and ethanol segments.

•
We deferred income and indirect (e.g., value-added taxes (VAT) and motor fuel taxes) tax payments due in the first six months of 2020 of approximately $440 million. These deferrals have been provided to taxpayers under new legislation, such as the CARES Act in the U.S., and by various taxing authorities under existing legislation. Approximately 40 percent of the deferred payments will be due in the third quarter of 2020, with the remaining amount due in 2021.

•
We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under our stock purchase program.

•
We entered into a 364-day Revolving Credit Facility on April 13, 2020 with an aggregate principal amount of up to $875 million as described in Note 6 of Condensed Notes to Consolidated Financial Statements. As of June 30, 2020 and July 29, 2020, we had no outstanding borrowings under this facility.

•
We extended the maturity date of our accounts receivable sales facility to July 2021 and decreased the facility amount from $1.3 billion to $1.0 billion as described in Note 6 of Condensed Notes to Consolidated Financial Statements. As of June 30, 2020 and July 29, 2020, we had no outstanding borrowings under this facility, and available borrowing capacity was $666 million as of July 29, 2020.

Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 on our business and how quickly national economies can recover once the pandemic subsides, or whether any recovery will ultimately experience a reversal or other setbacks. However, the adverse impacts of the economic effects on our company have been and will likely continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and we will strive to continue to do so, but there can be no assurance that these or other measures will be fully effective.

____________________

(a)	Gasoline prices quoted represent the price of U.S. Gulf Coast conventional blendstock of oxygenate blending gasoline.

(b)	Diesel prices quoted represent the price of U.S. Gulf Coast ultra-low sulfur diesel.

(c)	See the components of our liquidity as of June 30, 2020 in the table on page 65 under “LIQUIDITY AND CAPITAL RESOURCES—Overview.”

Second Quarter Results
For the second quarter of 2020, we reported net income attributable to Valero stockholders of $1.3 billion compared to $612 million for the second quarter of 2019, which represents an increase of $641 million. The increase was primarily due to higher operating income of $881 million, partially offset by a $179 million increase in income taxes. The increase in operating income included a $2.2 billion reversal in the LCM inventory valuation adjustment as described in Note 4 of Condensed Notes to Consolidated Financial Statements and in note (b) on page 56.

While our operating income increased by $881 million in the second quarter of 2020 compared to the second quarter of 2019, adjusted operating income decreased by $1.4 billion. Adjusted operating income excludes the LCM inventory valuation adjustment and other adjustments reflected in the table in note (d) on page 57.

The $1.4 billion decrease in adjusted operating income was primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $1.4 billion primarily due to decreases in gasoline and distillate margins and lower throughput volumes, partially offset by stronger discounts on crude oils. This is more fully described on pages 49 and 50.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income decreased by $16 million primarily due to lower renewable diesel prices and higher feedstock costs, partially offset by a favorable impact from commodity derivative instruments associated with our price risk management activities. This is more fully described on page 51.

•
Ethanol segment. Ethanol segment adjusted operating income decreased by $28 million primarily due to lower ethanol prices and production volumes, partially offset by lower corn prices. This is more fully described on pages 52 and 53.

First Six Months Results
For the first six months of 2020, we reported a net loss attributable to Valero stockholders of $598 million compared to net income attributable to Valero stockholders of $753 million for the first six months of 2019, which represents a decrease of $1.4 billion. The decrease was primarily due to lower operating income of $1.7 billion, partially offset by a $488 million decrease in income taxes.

While our operating income decreased by $1.7 billion in the first six months of 2020 compared to the first six months of 2019, adjusted operating income decreased by $1.6 billion. Adjusted operating income excludes the adjustments reflected in the table in note (d) on page 57.

The $1.6 billion decrease in adjusted operating income was primarily due to the following:

•
Refining segment. Refining segment adjusted operating income decreased by $1.6 billion primarily due to decreases in gasoline and distillate margins and lower throughput volumes, partially offset by higher margins on other products. This is more fully described on pages 62 and 63.

•
Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $61 million primarily due to a favorable impact from commodity derivative instruments associated with our price risk management activities and higher renewable diesel sales volumes, partially offset by lower renewable diesel prices. This is more fully described on pages 63 and 64.

•	Ethanol segment. Ethanol segment adjusted operating income decreased by $100 million primarily due to lower ethanol prices and production volumes. This is more fully described on pages 64 and 65.

Outlook
As previously discussed, many uncertainties remain with respect to COVID-19 and the global oil markets, and it is difficult to predict the ultimate economic impacts on us. However, we expect that the adverse impacts will likely continue during the third quarter of 2020, but with the anticipated improvements as noted below.

•
Gasoline, jet fuel, and diesel prices are expected to improve as a result of an expected draw in excess product inventories toward historical levels and a balancing of recovering demand and stabilizing refinery utilization.

•	Sour crude oil discounts are expected to improve with the anticipated easing of OPEC production cuts.

•	Renewable diesel prices and resulting product margins are expected to improve due to anticipated higher diesel prices.

•	Ethanol prices and resulting product margins are expected to improve due to an expected increase in ethanol demand as domestic gasoline consumption improves toward historical levels.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (d) beginning on page 57, highlight our results of operations, our operating performance, and market reference prices and margins that directly impact our operations.

Second Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$9,615	$239	$543	$—	$10,397
Intersegment revenues	2	57	38	(97)	—
Total revenues	9,617	296	581	(97)	10,397
Cost of sales:
Cost of materials and other (a)	8,539	135	501	(96)	9,079
LCM inventory valuation adjustment (b)	(2,137)	—	(111)	—	(2,248)
Operating expenses (excluding depreciation and amortization expense reflected below)	928	20	79	—	1,027
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	7,863	167	490	(96)	8,424
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	169	169
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,751	$129	$91	$(182)	1,789
Other income, net					27
Interest and debt expense, net of capitalized interest					(142)
Income before income tax expense					1,674
Income tax expense					339
Net income					1,335
Less: Net income attributable to noncontrolling interests (a)					82
Net income attributable to Valero Energy Corporation stockholders					$1,253
___________________
See note references on pages 56 through 60.

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2019
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$27,746	$222	$964	$1	$28,933
Intersegment revenues	8	73	53	(134)	—
Total revenues	27,754	295	1,017	(133)	28,933
Cost of sales:
Cost of materials and other	25,172	189	855	(133)	26,083
Operating expenses (excluding depreciation and amortization expense reflected below)	1,026	17	132	—	1,175
Depreciation and amortization expense	518	12	22	—	552
Total cost of sales	26,716	218	1,009	(133)	27,810
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	199	199
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$1,037	$77	$7	$(213)	908
Other income, net (c)					12
Interest and debt expense, net of capitalized interest					(112)
Income before income tax expense					808
Income tax expense					160
Net income					648
Less: Net income attributable to noncontrolling interests					36
Net income attributable to Valero Energy Corporation stockholders					$612
___________________
See note references on pages 56 through 60.

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2020	2019	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$33.22	$68.33	$(35.11)
Brent less West Texas Intermediate (WTI) crude oil	5.42	8.53	(3.11)
Brent less Alaska North Slope (ANS) crude oil	2.85	0.15	2.70
Brent less Louisiana Light Sweet (LLS) crude oil	2.95	1.30	1.65
Brent less Argus Sour Crude Index (ASCI) crude oil	4.14	3.44	0.70
Brent less Maya crude oil	9.05	6.23	2.82
LLS crude oil	30.27	67.03	(36.76)
LLS less ASCI crude oil	1.19	2.14	(0.95)
LLS less Maya crude oil	6.10	4.93	1.17
WTI crude oil	27.80	59.80	(32.00)

Natural gas (dollars per million British Thermal Units (MMBtu))	1.65	2.46	(0.81)

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	0.51	6.72	(6.21)
Ultra-low-sulfur (ULS) diesel less Brent	4.89	12.88	(7.99)
Propylene less Brent	(12.71)	(24.70)	11.99
CBOB gasoline less LLS	3.46	8.02	(4.56)
ULS diesel less LLS	7.84	14.18	(6.34)
Propylene less LLS	(9.76)	(23.40)	13.64
U.S. Mid-Continent:
CBOB gasoline less WTI	6.19	18.76	(12.57)
ULS diesel less WTI	11.38	22.51	(11.13)
North Atlantic:
CBOB gasoline less Brent	3.03	10.11	(7.08)
ULS diesel less Brent	6.94	14.76	(7.82)
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	9.43	23.24	(13.81)
California Air Resources Board (CARB) diesel less ANS	10.36	21.10	(10.74)
CARBOB 87 gasoline less WTI	12.00	31.62	(19.62)
CARB diesel less WTI	12.93	29.48	(16.55)

Second Quarter Results -
Average Market Reference Prices and Differentials, (continued)

	Three Months Ended June 30,
	2020	2019	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$0.97	$1.98	$(1.01)
Biodiesel RIN (dollars per RIN)	0.54	0.38	0.16
California Low-Carbon Fuel Standard (dollars per metric ton)	201.01	188.77	12.24
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.27	0.28	(0.01)

Ethanol
CBOT corn (dollars per bushel)	3.23	3.91	(0.68)
New York Harbor ethanol (dollars per gallon)	1.17	1.54	(0.37)

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2020 and the second quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 45 and 46, unless otherwise noted.

	Three Months Ended June 30,
	2020	2019	Change
Revenues	$10,397	$28,933	$(18,536)
Cost of sales (see note (a) on page 56)	8,424	27,810	(19,386)
LCM inventory valuation adjustment (see note (b) on page 56)	(2,248)	—	(2,248)
Operating expenses (excluding depreciation and amortization expense)	1,027	1,175	(148)
General and administrative expenses (excluding depreciation and amortization expense)	169	199	(30)
Operating income	1,789	908	881
Adjusted operating income (loss) (see note (d) on page 57)	(456)	982	(1,438)
Income tax expense	339	160	179
Net income attributable to noncontrolling interests	82	36	46

Revenues decreased by $18.5 billion in the second quarter of 2020 compared to the second quarter of 2019 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. The decrease in revenues was more than offset by a decrease in cost of sales of $19.4 billion primarily due to decreases in crude oil and other feedstock costs and the $2.2 billion reversal in the LCM inventory valuation adjustment, which resulted in an $881 million increase in operating income, from $908 million in the second quarter of 2019 to $1.8 billion in the second quarter of 2020.

Adjusted operating income decreased by $1.4 billion, from $982 million of operating income in the second quarter of 2019 to an operating loss of $456 million in the second quarter of 2020. The $1.4 billion decrease includes a $30 million decrease in general and administrative expenses (excluding depreciation and amortization expense) associated with our corporate activities, and this decrease is discussed below. The remaining components of the decrease in adjusted operating income are discussed by segment in the segment analysis that follows.

General and administrative expenses (excluding depreciation and amortization expense) decreased by $30 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower advertising expenses of $16 million and a decrease in taxes other than income taxes of $14 million.

Income tax expense increased by $179 million in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of higher income before income tax expense. The increase in income tax expense was partially offset by an income tax benefit in the second quarter of 2020 of $7 million associated with the carryback of an expected tax NOL from our current tax year to our 2015 tax year, in which we paid federal income tax at a 35 percent tax rate, as allowed by the CARES Act. See Note 10 in Condensed Notes to Consolidated Financial Statements for additional details. Our effective tax rate was 20 percent for the second quarter of 2020 and the second quarter of 2019.

Net income attributable to noncontrolling interests increased by $46 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to higher earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the second quarter of 2020 and the second quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 45 and 46, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2020	2019	Change
Operating income	$1,751	$1,037	$714
Adjusted operating income (loss) (see note (d) on page 58)	(383)	1,042	(1,425)

Refining margin (see note (d) on page 59)	$1,078	$2,586	$(1,508)
Operating expenses (excluding depreciation and amortization expense reflected below)	928	1,026	(98)
Depreciation and amortization expense	533	518	15

Throughput volumes (thousand barrels per day) (see note (e) on page 60)	2,321	2,968	(647)

Refining segment operating income increased by $714 million in the second quarter of 2020; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (d) on page 58, decreased by $1.4 billion in the second quarter of 2020 compared to the second quarter of 2019. The components of the decrease, along with the reasons for the changes in those components, are outlined below.

•	Refining segment margin decreased by $1.5 billion in the second quarter of 2020 compared to the second quarter of 2019.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks (primarily residual fuel oil and vacuum gas oil) that we process. The market prices for refined petroleum products generally track the price of benchmark crude oils, such as Brent, WTI, and ANS; therefore, our refining segment margin is affected by our ability to purchase and process crude oils and other feedstocks that are priced at a discount to the benchmark crude oils. While we benefit when we process these types of crude oils and other feedstocks, that benefit will vary as the discount increases or decreases. Increases in these discounts have a favorable impact on our refining segment margin as it lowers our cost of materials; whereas lower discounts result in higher cost of materials, which has a negative impact on our refining segment margin. The table on page 47 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the second quarter of 2020 compared to the second quarter of 2019.

The decrease in refining segment margin was primarily due to the following:

◦	A decrease in gasoline margins had an unfavorable impact of approximately $826 million.

◦	A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $723 million.

◦
A decrease in throughput volumes of 647,000 barrels per day had an unfavorable impact of approximately $564 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 40 through 42, we reduced the amount of crude oil processed at our refineries and limited the production of gasoline and jet fuel at certain of our refineries late in the first quarter of 2020 and into the beginning of the second quarter of 2020. However, demand for most of our products partially recovered during the latter part of the second quarter of 2020 and, as a result, we have increased the production of most of our products and restarted the gasoline-making units that had been temporarily idled at certain of our refineries.

◦	Higher discounts on crude oils had a favorable impact of approximately $435 million.

◦	Higher discounts on other feedstocks had a favorable impact of approximately $177 million.

•
Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $98 million primarily due to lower natural gas and electricity costs of $50 million, lower chemical and catalyst costs of $22 million, and lower maintenance expenses of $17 million.

•
Refining segment depreciation and amortization expense associated with our cost of sales increased by $15 million primarily due to an increase in depreciation expense associated with capital projects that were completed and finance leases that commenced in the latter half of 2019 and the first half of 2020.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the second quarter of 2020 and the second quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 45 and 46, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2020	2019	Change
Operating income	$129	$77	$52
Adjusted operating income (see note (d) on page 58)	129	145	(16)

Renewable diesel margin (see note (d) on page 60)	$161	$174	$(13)
Operating expenses (excluding depreciation and amortization expense reflected below)	20	17	3
Depreciation and amortization expense	12	12	—

Sales volumes (thousand gallons per day) (see note (e) on page 60)	795	769	26

Renewable diesel segment operating income increased by $52 million in the second quarter of 2020; however, renewable diesel segment adjusted operating income, which excludes the adjustment in the table in note (d) on page 58, decreased by $16 million in the second quarter of 2020 compared to the second quarter of 2019. The decrease was primarily due to lower renewable diesel segment margin.
Renewable diesel segment margin decreased by $13 million in the second quarter of 2020 compared to the second quarter of 2019. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 48 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the second quarter of 2020 compared to the second quarter of 2019.

The decrease in renewable diesel segment margin was primarily due to the following:

•	Lower renewable diesel prices had an unfavorable impact of approximately $24 million.

•	An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $14 million.

•
Price risk management activities had a favorable impact of $20 million. We recognized a hedge gain of $19 million in the second quarter of 2020 compared to a hedge loss of $1 million in the second quarter of 2019.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the second quarter of 2020 and the second quarter of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 45 and 46, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2020	2019	Change
Operating income	$91	$7	$84
Adjusted operating income (loss) (see note (d) on page 59)	(20)	8	(28)

Ethanol margin (see note (d) on page 60)	$80	$162	$(82)
Operating expenses (excluding depreciation and amortization expense reflected below)	79	132	(53)
Depreciation and amortization expense	21	22	(1)

Production volumes (thousand gallons per day) (see note (e) on page 60)	2,316	4,533	(2,217)

Ethanol segment operating income increased by $84 million in the second quarter of 2020; however, ethanol segment adjusted operating income, which excludes the adjustments in the table in note (d) on page 59, decreased by $28 million in the second quarter of 2020 compared to the second quarter of 2019. The components of the decrease, along with the reasons for the changes in those components, are outlined below.

•	Ethanol segment margin decreased by $82 million in the second quarter of 2020 compared to the second quarter of 2019.
Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 48 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the second quarter of 2020 compared to the second quarter of 2019.

The decrease in ethanol segment margin was primarily due to the following:

◦	Lower ethanol prices had an unfavorable impact of approximately $98 million.

◦
A decrease in production volumes of 2.2 million gallons per day had an unfavorable impact of approximately $80 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 40 through 42, as a result of the economic disruption from COVID-19, eight of our ethanol plants were temporarily idled and production was reduced at our remaining six ethanol plants late in the first quarter of 2020 and into the beginning of the second quarter of 2020. However, demand for ethanol began to recover during the latter part of the second quarter of 2020 and, as a result, we have increased production and restarted four of the plants that had been temporarily idled.

◦	Lower corn prices had a favorable impact of approximately $87 million.

•
Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $53 million primarily due to lower energy costs of $23 million, lower chemical and catalyst costs of $17 million, and lower maintenance expenses of $8 million.

First Six Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,600	$545	$1,354	$—	$32,499
Intersegment revenues	4	110	102	(216)	—
Total revenues	30,604	655	1,456	(216)	32,499
Cost of sales:
Cost of materials and other (a)	27,666	265	1,314	(214)	29,031
LCM inventory valuation adjustment (b)	277	—	17	—	294
Operating expenses (excluding depreciation and amortization expense reflected below)	1,923	40	188	—	2,151
Depreciation and amortization expense	1,069	23	43	—	1,135
Total cost of sales	30,935	328	1,562	(214)	32,611
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	346	346
Depreciation and amortization expense	—	—	—	25	25
Operating income (loss) by segment	$(336)	$327	$(106)	$(373)	(488)
Other income, net					59
Interest and debt expense, net of capitalized interest					(267)
Loss before income tax benefit					(696)
Income tax benefit					(277)
Net loss					(419)
Less: Net income attributable to noncontrolling interests (a)					179
Net loss attributable to Valero Energy Corporation stockholders					$(598)
___________________
See note references on pages 56 through 60.

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2019
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$50,964	$474	$1,757	$1	$53,196
Intersegment revenues	10	124	105	(239)	—
Total revenues	50,974	598	1,862	(238)	53,196
Cost of sales:
Cost of materials and other	46,337	413	1,549	(238)	48,061
Operating expenses (excluding depreciation and amortization expense reflected below)	2,097	36	257	—	2,390
Depreciation and amortization expense	1,021	23	45	—	1,089
Total cost of sales	49,455	472	1,851	(238)	51,540
Other operating expenses	3	—	1	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	408	408
Depreciation and amortization expense	—	—	—	28	28
Operating income by segment	$1,516	$126	$10	$(436)	1,216
Other income, net (c)					34
Interest and debt expense, net of capitalized interest					(224)
Income before income tax expense					1,026
Income tax expense					211
Net income					815
Less: Net income attributable to noncontrolling interests					62
Net income attributable to Valero Energy Corporation stockholders					$753
___________________
See note references on pages 56 through 60.

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2020	2019	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$42.06	$66.08	$(24.02)
Brent less WTI crude oil	5.17	8.73	(3.56)
Brent less ANS crude oil	1.18	(0.27)	1.45
Brent less LLS crude oil	2.85	1.38	1.47
Brent less ASCI crude oil	4.58	3.17	1.41
Brent less Maya crude oil	9.40	5.64	3.76
LLS crude oil	39.21	64.70	(25.49)
LLS less ASCI crude oil	1.73	1.79	(0.06)
LLS less Maya crude oil	6.55	4.26	2.29
WTI crude oil	36.89	57.35	(20.46)

Natural gas (dollars per MMBtu)	1.74	2.66	(0.92)

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	1.44	3.44	(2.00)
ULS diesel less Brent	8.08	13.94	(5.86)
Propylene less Brent	(16.88)	(22.67)	5.79
CBOB gasoline less LLS	4.29	4.82	(0.53)
ULS diesel less LLS	10.93	15.32	(4.39)
Propylene less LLS	(14.03)	(21.29)	7.26
U.S. Mid-Continent:
CBOB gasoline less WTI	6.94	14.23	(7.29)
ULS diesel less WTI	14.35	23.70	(9.35)
North Atlantic:
CBOB gasoline less Brent	3.66	5.68	(2.02)
ULS diesel less Brent	10.62	16.10	(5.48)
U.S. West Coast:
CARBOB 87 gasoline less ANS	8.63	15.49	(6.86)
CARB diesel less ANS	13.79	18.65	(4.86)
CARBOB 87 gasoline less WTI	12.62	24.49	(11.87)
CARB diesel less WTI	17.78	27.65	(9.87)

First Six Months Results -
Average Market Reference Prices and Differentials, (continued)

	Six Months Ended June 30,
	2020	2019	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$1.26	$1.96	$(0.70)
Biodiesel RIN (dollars per RIN)	0.50	0.44	0.06
California Low-Carbon Fuel Standard (dollars per metric ton)	203.52	191.49	12.03
CBOT soybean oil (dollars per pound)	0.29	0.29	—

Ethanol
CBOT corn (dollars per bushel)	3.49	3.82	(0.33)
NYH ethanol (dollars per gallon)	1.25	1.49	(0.24)

The following notes relate to references on pages 45 through 54 and 61 through 65.

(a)
Cost of materials and other for the three and six months ended June 30, 2020 includes a benefit of $76 million and $155 million, respectively, related to the blender’s tax credit attributable to volumes blended during those periods. The legislation authorizing the credit through December 31, 2022 was passed and signed into law in December 2019, and that legislation also applied retroactively to volumes blended during 2019 (2019 blender’s tax credit). The entire 2019 blender’s tax credit was recognized by us in December 2019 because the law was enacted in that month, but the benefit attributable to volumes blended during the three and six months ended June 30, 2019 was $72 million and $149 million, respectively.

The above mentioned pre-tax benefits are attributable to our reportable segments and stockholders as follows:

	Periods to which Blender’s Tax Credit is Attributable
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reportable segments to which blender’s tax credit is attributable
Refining	$4	$4	$4	$9
Renewable diesel	72	68	151	140
Total	$76	$72	$155	$149

Interests to which blender’s tax credit is attributable
Valero Energy Corporation stockholders	$40	$38	$79	$79
Noncontrolling interest	36	34	76	70
Total	$76	$72	$155	$149

(b)
The market value of our inventories accounted for under the last-in, first-out (LIFO) method fell below their historical cost on an aggregate basis as of March 31, 2020. As a result, we recorded an LCM inventory valuation adjustment of $2.5 billion in March 2020. The market value of our LIFO inventories improved as of June 30, 2020 due to an increase in market prices, which resulted in a reversal of $2.2 billion of the $2.5 billion LCM adjustment recorded in the three months ended March 31, 2020. Consequently, our results of operations for the six months ended June 30, 2020 reflect a net LCM inventory valuation adjustment of $294 million.

Of the $2.2 billion benefit recognized in the three months ended June 30, 2020, $2.1 billion and $111 million is attributable to our refining and ethanol segments, respectively. Of the $294 million adjustment recognized in the six months ended June 30, 2020, $277 million and $17 million is attributable to our refining and ethanol segments, respectively.

(c)	“Other income, net” for the three and six months ended June 30, 2019 includes a $22 million charge from the early redemption of $850 million of our 6.125 percent Senior Notes due February 1, 2020.

(d)	We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

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

Non-GAAP measures are as follows:

◦
Adjusted operating income (loss) is defined as total company operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below. We believe adjusted operating income (loss) is an important measure of our operating and financial performance because it excludes items that are not indicative of our core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of total company operating income to adjusted operating income (loss)
Total company operating income (loss)	$1,789	$908	$(488)	$1,216
Adjustments:
2019 blender’s tax credit (see note (a))	—	72	—	149
LCM inventory valuation adjustment (see note (b))	(2,248)	—	294	—
Other operating expenses	3	2	5	4
Adjusted operating income (loss)	$(456)	$982	$(189)	$1,369

◦
Adjusted refining operating income (loss) is defined as refining segment operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below. We believe adjusted refining operating income (loss) is an important measure of our refining segment’s operating and financial performance because it excludes items that are not indicative of that segment’s core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of refining operating income (loss) to adjusted refining operating income (loss)
Refining operating income (loss)	$1,751	$1,037	$(336)	$1,516
Adjustments:
2019 blender’s tax credit (see note (a))	—	4	—	9
LCM inventory valuation adjustment (see note (b))	(2,137)	—	277	—
Other operating expenses	3	1	5	3
Adjusted refining operating income (loss)	$(383)	$1,042	$(54)	$1,528

◦
Adjusted renewable diesel operating income is defined as renewable diesel segment operating income adjusted to reflect the 2019 blender’s tax credit in the proper period, as reflected in the table below. We believe adjusted renewable diesel operating income is an important measure of our renewable diesel segment’s operating and financial performance because it excludes items that are not indicative of that segment’s core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of renewable diesel operating income to adjusted renewable diesel operating income
Renewable diesel operating income	$129	$77	$327	$126
Adjustment:
2019 blender’s tax credit (see note (a))	—	68	—	140
Adjusted renewable diesel operating income	$129	$145	$327	$266

◦
Adjusted ethanol operating income (loss) is defined as ethanol segment operating income (loss) adjusted to exclude the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.We believe adjusted ethanol operating income (loss) is an important measure of our ethanol segment’s operating and financial performance because it excludes items that are not indicative of that segment’s core operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of ethanol operating income (loss) to adjusted ethanol operating income (loss)
Ethanol operating income (loss)	$91	$7	$(106)	$10
Adjustments:
LCM inventory valuation adjustment (see note (b))	(111)	—	17	—
Other operating expenses	—	1	—	1
Adjusted ethanol operating income (loss)	$(20)	$8	$(89)	$11

◦
Refining margin is defined as refining operating income (loss) adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below. We believe refining margin is an important measure of our refining segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins, which are used by industry analysts, investors, and others to evaluate our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of refining operating income (loss) to refining margin
Refining operating income (loss)	$1,751	$1,037	$(336)	$1,516
Adjustments:
2019 blender’s tax credit (see note (a))	—	4	—	9
LCM inventory valuation adjustment (see note (b))	(2,137)	—	277	—
Operating expenses (excluding depreciation and amortization expense)	928	1,026	1,923	2,097
Depreciation and amortization expense	533	518	1,069	1,021
Other operating expenses	3	1	5	3
Refining margin	$1,078	$2,586	$2,938	$4,646

◦
Renewable diesel margin is defined as renewable diesel operating income adjusted to reflect the 2019 blender’s tax credit in the proper period, and excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below. We believe renewable diesel margin is an important measure of our renewable diesel segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins, which are used by industry analysts, investors, and others to evaluate our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$129	$77	$327	$126
Adjustments:
2019 blender’s tax credit (see note (a))	—	68	—	140
Operating expenses (excluding depreciation and amortization expense)	20	17	40	36
Depreciation and amortization expense	12	12	23	23
Renewable diesel margin	$161	$174	$390	$325

◦
Ethanol margin is defined as ethanol operating income (loss) excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below. We believe ethanol margin is an important measure of our ethanol segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins, which are used by industry analysts, investors, and others to evaluate our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of ethanol operating income (loss) to ethanol margin
Ethanol operating income (loss)	$91	$7	$(106)	$10
Adjustments:
LCM inventory valuation adjustment (see note (b))	(111)	—	17	—
Operating expenses (excluding depreciation and amortization expense)	79	132	188	257
Depreciation and amortization expense	21	22	43	45
Other operating expenses	—	1	—	1
Ethanol margin	$80	$162	$142	$313

(e)
We use throughput volumes, sales volumes, and production volumes for the refining segment, renewable diesel segment, and ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2020 and the first six months of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 53 and 54, unless otherwise noted.

	Six Months Ended June 30,
	2020	2019	Change
Revenues	$32,499	$53,196	$(20,697)
Cost of materials and other (see note (a) on page 56)	29,031	48,061	(19,030)
LCM inventory valuation adjustment (see note (b) on page 56)	294	—	294
Operating expenses (excluding depreciation and amortization expense)	2,151	2,390	(239)
General and administrative expenses (excluding depreciation and amortization expense)	346	408	(62)
Operating income (loss)	(488)	1,216	(1,704)
Adjusted operating income (loss) (see note (d) on page 57)	(189)	1,369	(1,558)
Income tax expense (benefit)	(277)	211	(488)
Net income attributable to noncontrolling interests	179	62	117

Revenues decreased by $20.7 billion in the first six months of 2020 compared to the first six months of 2019 primarily due to decreases in refined petroleum product prices associated with sales made by our refining segment. The decrease in revenues, along with the $294 million LCM inventory valuation adjustment in the first six months of 2020, was partially offset by a decrease in cost of materials and other of $19.0 billion primarily due to decreases in crude oil and other feedstock costs, lower operating expenses (excluding depreciation and amortization expense) of $239 million, and a decrease in general and administrative expenses (excluding depreciation and amortization expense) of $62 million, which resulted in a $1.7 billion decrease in operating income, from $1.2 billion of operating income in the first six months of 2019 to an operating loss of $488 million in the first six months of 2020.
Adjusted operating income decreased by $1.6 billion, from $1.4 billion of operating income in the first six months of 2019 to an operating loss of $189 million in the first six months of 2020. The $1.6 billion decrease includes the $62 million decrease in general and administrative expenses (excluding depreciation and amortization expense) associated with our corporate activities, and this decrease is discussed below. The remaining components of the decrease in adjusted operating income are discussed by segment in the segment analysis that follows.

General and administrative expenses (excluding depreciation and amortization expense) decreased by $62 million in the first six months of 2020 compared to the first six months of 2019 primarily due to lower advertising expenses of $22 million, a decrease in taxes other than income taxes of $16 million, and the effect of expenses incurred in first six months of 2019 associated with the Merger Transaction with VLP of $7 million and environmental reserve adjustments related to certain non-operating sites of $6 million.

Income tax expense decreased $488 million in the first six months of 2020 compared to the first six months of 2019 primarily as a result of lower income before income tax expense. In addition, the decrease in income tax expense was impacted by an income tax benefit in the first six months of 2020 of $117 million associated with the carryback of an expected tax NOL. Excluding the $117 million benefit attributable to the expected tax carryback NOL, our effective tax rate was 23 percent for the first six months of 2020, which is consistent with the 21 percent effective tax rate for the first six months of 2019.

Net income attributable to noncontrolling interests increased by $117 million in the first six months of 2020 compared to the first six months of 2019 primarily due to higher earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the first six months of 2020 and the first six months of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 53 and 54, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2020	2019	Change
Operating income (loss)	$(336)	$1,516	$(1,852)
Adjusted operating income (loss) (see note (d) on page 58)	(54)	1,528	(1,582)

Refining margin (see note (d) on page 59)	$2,938	$4,646	$(1,708)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,923	2,097	(174)
Depreciation and amortization expense	1,069	1,021	48

Throughput volumes (thousand barrels per day) (see note (e) on page 60)	2,573	2,917	(344)

Refining segment operating income decreased by $1.9 billion in the first six months of 2020; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (d) on page 58, decreased by $1.6 billion in the first six months of 2020 compared to the first six months of 2019. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•	Refining segment margin decreased by $1.7 billion in the first six months of 2020 compared to the first six months of 2019.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 55 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the first six months of 2020 compared to the first six months of 2019.

The decrease in refining segment margin was primarily due to the following:

◦	A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $930 million.

◦	A decrease in gasoline margins had an unfavorable impact of approximately $611 million.

◦
A decrease in throughput volumes of 344,000 barrels per day had an unfavorable impact of $550 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 40 through 42, we reduced the amount of crude oil processed at our refineries and limited the production of gasoline and jet fuel at certain of our refineries late in the first quarter of 2020 and into the beginning of the second quarter of 2020. However, demand for most of our products partially recovered during the latter part of the second quarter of 2020 and, as a result, we have increased the production of most of our products and restarted the gasoline-making units that had been temporarily idled at certain of our refineries.

◦	Higher margins on other products had a favorable impact of approximately $464 million.

•
Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $174 million primarily due to lower natural gas and electricity costs of $114 million, lower chemical and catalyst costs of $38 million, and lower maintenance expenses of $19 million.

•
Refining segment depreciation and amortization expense associated with our cost of sales increased by $48 million primarily due to an increase in depreciation expense associated with capital projects that were completed and finance leases that commenced in the latter half of 2019 and the first half of 2020.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the first six months of 2020 and the first six months of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 53 and 54, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2020	2019	Change
Operating income	$327	$126	$201
Adjusted operating income (see note (d) on page 58)	327	266	61

Renewable diesel margin (see note (d) on page 60)	$390	$325	$65
Operating expenses (excluding depreciation and amortization expense reflected below)	40	36	4
Depreciation and amortization expense	23	23	—

Sales volumes (thousand gallons per day) (see note (e) on page 60)	831	780	51

Renewable diesel segment operating income increased by $201 million in the first six months of 2020; however, renewable diesel segment adjusted operating income, which excludes the adjustment in the table in note (d) on page 58, increased by $61 million in the first six months of 2020 compared to the first six months of 2019. The increase was primarily due to higher renewable diesel segment margin.
Renewable diesel segment margin increased by $65 million in the first six months of 2020 compared to the first six months of 2019. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 56 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the second quarter of 2020 compared to the second quarter of 2019.

The increase in renewable diesel segment margin was primarily due to the following:

•
Price risk management activities had a favorable impact of $72 million. We recognized a hedge gain of $45 million in the first six months of 2020 compared to a hedge loss of $27 million in the first six months of 2019.

•	An increase in sales volumes of 51,000 gallons per day had a favorable impact of $13 million.

•	Lower renewable diesel prices had an unfavorable impact of approximately $23 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the first six months of 2020 and the first six months of 2019. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 53 and 54, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2020	2019	Change
Operating income (loss)	$(106)	$10	$(116)
Adjusted operating income (loss) (see note (d) on page 59)	(89)	11	(100)

Ethanol margin (see note (d) on page 60)	$142	$313	$(171)
Operating expenses (excluding depreciation and amortization expense reflected below)	188	257	(69)
Depreciation and amortization expense	43	45	(2)

Production volumes (thousand gallons per day) (see note (e) on page 60)	3,210	4,376	(1,166)

Ethanol segment operating income decreased by $116 million in the first six months of 2020; however, ethanol segment adjusted operating income, which excludes the adjustment in the table in note (d) on page 59, decreased by $100 million in the first six months of 2020 compared to the first six months of 2019. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•	Ethanol segment margin decreased by $171 million in the first six months of 2020 compared to the first six months of 2019.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 56 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the first six months of 2020 compared to the first six months of 2019.

The decrease in ethanol segment margin was primarily due to the following:

◦	Lower ethanol prices had an unfavorable impact of approximately $141 million.

◦
A decrease in production volumes of 1.2 million gallons per day had an unfavorable impact of approximately $53 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 40 through 42, as a result of the economic disruption from COVID-19, eight of our ethanol plants were temporarily idled and production was reduced at our remaining six ethanol plants late in the first quarter of 2020 and into the beginning of the second quarter of 2020. However, demand for ethanol began to recover during the latter part of the second quarter of 2020 and, as a result, we have increased production and restarted four of the plants that had been temporarily idled.

•
Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $69 million primarily due to lower energy costs of $37 million, lower chemicals and catalyst costs of $16 million, and lower maintenance expenses of $8 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the six months ended June 30, 2020, our liquidity was negatively impacted by the significant economic effects resulting from the COVID-19 pandemic as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.” Even though we generated $687 million of cash from operating activities during the first six months of 2020, the amount of cash generated was negatively impacted by lower earnings and a use of cash to fund working capital, which resulted from the rapid decline in the market prices of refined petroleum products and crude oil that occurred during March and April 2020. The amount of cash generated during that time by our product sales declined more rapidly than the amount of cash used to pay for our crude oil purchases. While this relationship is not abnormal or unusual in our business where daily product sales follow market prices on that day, the negative impact on our cash position is more significant when the market prices decline rapidly. Market prices began recovering in May and June 2020, but they have not recovered to the level prior to the COVID-19 pandemic and the recovery has been gradual.

We have taken a number of actions to address the current economic environment and its impact on our liquidity, most notably the issuance of $1.5 billion in public debt in April 2020, which is described in Note 6 of Condensed Notes to Consolidated Financial Statements. We have taken other actions to address our liquidity and those actions are described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 40 through 42 and in the discussion of matters impacting our liquidity and capital resources below.

Our Liquidity
Our liquidity consisted of the following as of June 30, 2020 (in millions):

Available borrowing capacity from committed facilities:
Valero Revolver	$3,967
364-day Revolving Credit Facility	875
Canadian Revolver(a)	105
Accounts receivable sales facility	726
Letter of credit facility	50
Total available borrowing capacity	5,723
Cash and cash equivalents(b)	1,972
Total liquidity	$7,695
_____________________

(a)
The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 6 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of June 30, 2020 in Canadian dollars was C$143 million.

(b)	Excludes $347 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 6 of Condensed Notes to Consolidated Financial Statements.

In July 2020, we extended the maturity date of our accounts receivable sales facility to July 2021 and decreased the facility amount from $1.3 billion to $1.0 billion. As of July 29, 2020, the amount available to us under this credit facility was $666 million.

We believe that cash provided by operations, along with cash from our public debt offering in April 2020 and available borrowings under our credit facilities, is sufficient to fund our ongoing operating requirements and other commitments. We expect that, to the extent necessary, we can raise additional cash through equity or debt financings in the public and private capital markets or the arrangement of additional credit facilities. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$687	$2,394
Investing activities	(1,339)	(1,555)
Financing activities:
Borrowings	1,962	1,962
Other financing activities	(1,527)	(3,787)
Financing activities	435	(1,825)
Effect of foreign exchange rate changes on cash	(47)	37
Net decrease in cash and cash equivalents	$(264)	$(949)

Cash Flows for the Six Months Ended June 30, 2020
In the first six months of 2020, we used $264 million of our cash on hand, $687 million of cash generated by our operations, and $2.0 billion in borrowings to make $1.3 billion of investments in our business and fund $1.5 billion of other financing activities. The borrowings are described in Note 6 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $687 million of cash in the first six months of 2020, which was negatively impacted by an unfavorable change in working capital of $478 million. The change in working capital was affected primarily by a $1.3 billion use of cash(a) resulting from the rapid decline in market prices of refined petroleum products and crude oil as a result of the negative economic effects of COVID-19 that impacted our receivables and accounts payable, partially offset by a $1.1 billion source of cash driven by a reduction in inventory volumes on hand, which we intend to restore by year end. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 13 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Investments in our business of $1.3 billion consisted of $1.2 billion in capital investments, as defined below, of which $187 million related to self-funded capital investments by DGD, and $143 million of capital expenditures of VIEs other than DGD.

Other financing activities of $1.5 billion consisted primarily of $801 million in dividends, $432 million of payments of debt and finance lease obligations, $147 million for the purchase of common stock for treasury, and $127 million to pay distributions to noncontrolling interests.

____________________

(a)
Represents the net cash flow change in “receivables, net” of $4.1 billion (which excludes the impact from the collection of $449 million for a blender’s tax credit receivable) and accounts payable of $5.4 billion during the the six months ended June 30, 2020.

Cash Flows for the Six Months Ended June 30, 2019
In the first six months of 2019, we used $949 million of cash on hand, $2.4 billion of cash generated by our operations, and $2.0 billion in borrowings to make $1.6 billion of investments in our business and fund $3.8 billion of other financing activities. The borrowings are described in Note 6 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $2.4 billion of cash in the first six months of 2019, which was favorably impacted by a positive change in working capital of $413 million. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 13 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net income.

Investments in our business of $1.6 billion consisted of $1.5 billion in capital investments, as defined below, of which $52 million is related to self-funded capital investments by DGD, and $69 million of capital expenditures of VIEs other than DGD.

Other financing activities of $3.8 billion consisted primarily of $1.8 billion of payments of debt and finance lease obligations, $950 million to acquire all of the outstanding publicly held common units of VLP, $751 million in dividends, and $248 million for the purchase of common stock for treasury.

Capital Investments
Due to the current negative economic environment, we have deferred approximately $400 million of capital investments for 2020 related to our refining and ethanol segments. As a result, we now expect to incur approximately $2.1 billion for capital investments during 2020, but this deferral does not impact our intent to satisfy all required safety, environmental, and regulatory capital commitments. We will continue to evaluate our capital investments as changes to the current economic environment occur.

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

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of June 30, 2020, we had $1.4 billion available for purchase under our stock purchase program, which has no expiration date. We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.

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

Tax Matters
Under recently passed legislation, such as the CARES Act in the U.S., and existing legislation, we deferred approximately $440 million of income and indirect (e.g., VAT and motor fuel taxes) tax payments due in the first and second quarters of 2020. Approximately 40 percent of the deferred payments will be due in the third quarter of 2020, with the remaining amount due in 2021.

Cash Held by Our International Subsidiaries
As of June 30, 2020, $1.4 billion of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences as a result of the deemed repatriation provisions of the Tax Cuts and Jobs Act of 2017, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In the ordinary course of business, we had lease and debt-related activities during the six months ended June 30, 2020 as described in Notes 5 and 6, respectively, of Condensed Notes to Consolidated Financial Statements. In addition, certain of our purchase obligations, primarily related to crude oil and other feedstock supply arrangements, declined during the first six months of 2020 as a result of the decrease in crude oil and feedstock prices that occurred during the period because of the current economic conditions. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2020.
Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of June 30, 2020, all of our ratings on our senior unsecured debt, including debt of one of our wholly owned subsidiaries that is guaranteed by us, are at or above investment grade level as follows:

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

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

As of June 30, 2020, we determined there was no impairment of our long-lived assets or goodwill as discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.

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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	June 30, 2020	December 31, 2019
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$68	$(39)
10% decrease in underlying commodity prices	(68)	38

See Note 15 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2020.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. As of June 30, 2020 and December 31, 2019, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 15 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	June 30, 2020
	Expected Maturity Dates
	Remainder of 2020 (a)	2021	2022	2023	2024	There- after	Total (b)	Fair Value
Fixed rate	$—	$11	$—	$850	$—	$9,124	$9,985	$11,845
Average interest rate	—%	5.0%	—%	2.7%	—%	5.0%	4.8%
Floating rate (c)	$513	$5	$5	$19	$—	$—	$542	$542
Average interest rate	5.1%	3.0%	3.0%	3.0%	—%	—%	5.0%

	December 31, 2019
	Expected Maturity Dates
	2020 (a)	2021	2022	2023	2024	There- after	Total (b)	Fair Value
Fixed rate	$—	$11	$—	$—	$—	$8,474	$8,485	$10,099
Average interest rate	—%	5.0%	—%	—%	—%	5.2%	5.2%
Floating rate (c)	$453	$6	$6	$19	$—	$—	$484	$484
Average interest rate	5.0%	4.5%	4.5%	4.5%	—%	—%	5.0%
____________________

(a)
As of June 30, 2020 and December 31, 2019, our floating rate debt includes $511 million and $348 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and its creditors do not have recourse against us.

(b)	Excludes unamortized discounts and debt issuance costs.

(c)
As of June 30, 2020 and December 31, 2019, we had an interest rate swap associated with $31 million and $36 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

The following table provides information about our foreign currency contracts (dollars in millions) that, as of the dates set forth below, mature in 2020, the fair values of which are sensitive to changes in foreign currency exchange rates. Currency abbreviations presented below are as follows: U.S. dollars (USD), Canadian dollars (CAD), and pounds sterling (GBP).

	Receive USD/ Pay CAD	Receive USD/ Pay GBP	Receive CAD/ Pay USD	Receive GBP/ Pay USD
June 30, 2020
Contract amount	$174	$45	$1,900	$500
Weighted-average contractual exchange rate	0.73784	1.24368	0.72406	1.25887
Fair value	$1	$—	$27	$(9)

December 31, 2019
Contract amount	$406	$333	$2,250	$—
Weighted-average contractual exchange rate	0.75911	1.31201	0.76217	—
Fair value	$(6)	$(4)	$27	$—

See Note 15 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

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

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi West Refinery). On June 15, 2020, we received a Notice of Enforcement (NOE) from the TCEQ related to a Title V deviation report investigation at our Corpus Christ West Refinery. We reasonably believe that penalties associated with this NOE could exceed $100,000. We are working with the TCEQ to resolve this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2020	170	$51.11	170	—	$1.4 billion
May 2020	1,092	$63.57	1,092	—	$1.4 billion
June 2020	2,574	$65.04	2,574	—	$1.4 billion
Total	3,836	$64.00	3,836	—	$1.4 billion
___________________

(a)
The shares reported in this column represent purchases settled in the second quarter of 2020 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.

(b)
On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (2018 Program), with no expiration date. As of June 30, 2020, we had $1.4 billion remaining available for purchase under the 2018 Program. We have not purchased any shares of our common stock under the 2018 Program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under the 2018 Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1
$875,000,000 364-Day Revolving Credit Agreement, dated as of April 13, 2020, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated and filed April 13, 2020 (SEC File No. 001-13175).

10.2
Valero Energy Corporation 2020 Omnibus Stock Incentive Plan–incorporated by reference to Appendix A to Valero’s Definitive Proxy Statement on Schedule14A, filed March 19, 2020 (SEC File No. 001-13175).

10.3
Letter Agreement, dated June 18, 2020, between Valero Energy Corporation and Donna M. Titzman–incorporated by reference to Exhibit 10.1 to Valero’s Current Report on Form 8-K dated June 18, 2020, and filed June 22, 2020 (SEC File No. 001-13175).

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

VALERO ENERGY CORPORATION (Registrant)
By:	/s/ Jason W. Fraser
Jason W. Fraser
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Date: July 30, 2020