Form 10-Q
period 2021-03-31
VALERO ENERGY CORP/TX
filed 2021-04-30
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 23, 2021 was 408,760,165.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$3,313
Receivables, net	9,014	6,109
Inventories	5,881	6,038
Prepaid expenses and other	442	384
Total current assets	17,591	15,844
Property, plant, and equipment, at cost	47,370	46,967
Accumulated depreciation	(16,991)	(16,578)
Property, plant, and equipment, net	30,379	30,389
Deferred charges and other assets, net	5,644	5,541
Total assets	$53,614	$51,774
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$734	$723
Accounts payable	9,113	6,082
Accrued expenses	1,087	994
Taxes other than income taxes payable	1,233	1,372
Income taxes payable	140	112
Total current liabilities	12,307	9,283
Debt and finance lease obligations, less current portion	13,930	13,954
Deferred income tax liabilities	5,034	5,275
Other long-term liabilities	3,616	3,620
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,810	6,814
Treasury stock, at cost; 264,741,072 and 265,096,171 common shares	(15,700)	(15,719)
Retained earnings	27,849	28,953
Accumulated other comprehensive loss	(1,165)	(1,254)
Total Valero Energy Corporation stockholders’ equity	17,801	18,801
Noncontrolling interests	926	841
Total equity	18,727	19,642
Total liabilities and equity	$53,614	$51,774
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues (a)	$20,806	$22,102
Cost of sales:
Cost of materials and other	18,992	19,952
Lower of cost or market (LCM) inventory valuation adjustment	—	2,542
Operating expenses (excluding depreciation and amortization expense reflected below)	1,656	1,124
Depreciation and amortization expense	566	569
Total cost of sales	21,214	24,187
Other operating expenses	38	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	208	177
Depreciation and amortization expense	12	13
Operating loss	(666)	(2,277)
Other income, net	45	32
Interest and debt expense, net of capitalized interest	(149)	(125)
Loss before income tax benefit	(770)	(2,370)
Income tax benefit	(148)	(616)
Net loss	(622)	(1,754)
Less: Net income attributable to noncontrolling interests	82	97
Net loss attributable to Valero Energy Corporation stockholders	$(704)	$(1,851)

Loss per common share	$(1.73)	$(4.54)
Weighted-average common shares outstanding (in millions)	407	408

Loss per common share – assuming dilution	$(1.73)	$(4.54)
Weighted-average common shares outstanding – assuming dilution (in millions)	407	408
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,120	$1,368

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(622)	$(1,754)
Other comprehensive income (loss):
Foreign currency translation adjustment	76	(607)
Net gain on pension and other postretirement benefits	15	12
Net gain on cash flow hedges	10	29
Other comprehensive income (loss) before income tax expense	101	(566)
Income tax expense related to items of other comprehensive income (loss)	7	6
Other comprehensive income (loss)	94	(572)
Comprehensive loss	(528)	(2,326)
Less: Comprehensive income attributable to noncontrolling interests	87	111
Comprehensive loss attributable to Valero Energy Corporation stockholders	$(615)	$(2,437)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(704)	—	(704)	82	(622)
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	28	—	—	—	28	—	28
Transactions in connection with stock-based compensation plans	—	(32)	19	—	—	(13)	—	(13)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	89	89	5	94
Balance as of March 31, 2021	$7	$6,810	$(15,700)	$27,849	$(1,165)	$17,801	$926	$18,727

Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(1,851)	—	(1,851)	97	(1,754)
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	24	—	—	—	24	—	24
Transactions in connection with stock-based compensation plans	—	(31)	14	—	—	(17)	—	(17)
Open market stock purchases	—	—	(130)	—	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	—	(586)	(586)	14	(572)
Balance as of March 31, 2020	$7	$6,814	$(15,764)	$29,722	$(1,937)	$18,842	$843	$19,685

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(622)	$(1,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	578	582
LCM inventory valuation adjustment	—	2,542
Deferred income tax benefit	(239)	(162)
Changes in current assets and current liabilities	184	(1,107)
Changes in deferred charges and credits and other operating activities, net	47	(150)
Net cash used in operating activities	(52)	(49)
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(160)	(299)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(153)	(74)
Other VIEs	(26)	(62)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(230)	(309)
Deferred turnaround and catalyst cost expenditures of DGD	(1)	(4)
Investments in unconsolidated joint ventures	(12)	(19)
Other investing activities, net	2	10
Net cash used in investing activities	(580)	(757)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	—	300
Proceeds from borrowings of VIEs	8	70
Repayments of debt and finance lease obligations (excluding VIEs)	(31)	(15)
Repayments of debt of VIEs	(1)	(1)
Purchases of common stock for treasury	(14)	(147)
Common stock dividend payments	(400)	(401)
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(439)	(195)
Effect of foreign exchange rate changes on cash	12	(67)
Net decrease in cash and cash equivalents	(1,059)	(1,068)
Cash and cash equivalents at beginning of period	3,313	2,583
Cash and cash equivalents at end of period	$2,254	$1,515
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

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of our results for the three months ended March 31, 2021 have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements presented herein should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

As discussed in Note 2, the outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. Developments with respect to COVID-19 have been occurring at a rapid pace and the risk remains that circumstances could change. Demand for and market prices of most of our products began to improve during the latter half of 2020 and continued to improve throughout the first quarter of 2021. These improvements resulted primarily from the lifting or easing of restrictions by many governmental authorities, especially those in our U.S. Gulf Coast and U.S. Mid-Continent regions, in response to decreasing COVID-19 infection rates and increasing numbers of people receiving COVID-19 vaccines, which were approved by a number of regulators throughout the world in late 2020 and early 2021. While many governmental authorities in areas located in our U.S. West Coast and North Atlantic regions, such as California, Canada, and the United Kingdom (U.K.), continue to impose restrictions, some of these restrictions have been or are soon expected to be moderately lifted. The ongoing distribution of vaccines may result in the continued lifting of restrictions and may be seen as a key factor in helping to restore public confidence, and thus stimulate and increase economic activity, potentially to pre-pandemic levels; however, the risk remains that the vaccines may not be distributed widely on a timely basis, they may not be effective against new variants of the COVID-19 virus, the distribution of some or all of the vaccines may be paused or withdrawn due to concerns with potential side effects, and/or the level of individuals’ willingness to receive a vaccine may not be as strong or as timely as needed. Based on these and other circumstances that cannot be predicted, the broader implications of the pandemic on our results of operations and financial position remain uncertain.

The balance sheet as of December 31, 2020 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
Certain prior year amounts presented in Note 11 have been reclassified to conform to the 2021 presentation. The change was due to the reclassification of amounts for income taxes receivable from prepaid expenses and other to “receivables, net.”
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
Adoption of Accounting Pronouncement
The following Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) was issued and adopted by us on January 7, 2021. Our adoption of this ASU did not have a material impact on our financial statements or related disclosures.

ASU		Basis of Adoption
2021-01	Reference Rate Reform (Topic 848): Scope	Prospectively

2.    UNCERTAINTIES

The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally as governmental authorities imposed restrictions, such as stay-at-home orders and other social distancing measures, to slow the spread of COVID-19. These actions significantly reduced global economic activity and negatively impacted many businesses, including our business. We took a number of actions since March 2020 to respond to the impacts from the pandemic on our business, such as reducing transportation fuel production at our refineries and ethanol plants to align with demand. During the three months ended March 31, 2021, our business showed signs of recovery and improvement in demand for and market prices of gasoline and diesel, with both factors reaching near pre-pandemic levels in March 2021. Also, jet fuel has seen improved market indicators, although at a slower pace than other products we produce relative to pre-pandemic levels.

While our business has improved as a result of the increasing demand for and market prices of most of the products that we produce, many uncertainties remain with respect to the pandemic, including its resulting economic effects. Therefore, we are unable to predict the ultimate economic impacts from the pandemic on our business and how quickly national economies can recover once the pandemic subsides, the timing or effectiveness of vaccine distributions or vaccination levels, whether improvements experienced by us so far may reverse, or whether other setbacks may occur. As a result, the adverse impacts of the economic effects of the pandemic on our company may likely continue to be significant. We believe we have proactively responded to many of the known impacts of the COVID-19 pandemic on our business to the extent practicable and we strive to continue to do so, but there can be no assurance that any measures we have taken or may take will be fully effective.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Refinery feedstocks	$1,947	$1,979
Refined petroleum products and blendstocks	3,284	3,425
Renewable diesel feedstocks and products	64	50
Ethanol feedstocks and products	297	297
Materials and supplies	289	287
Inventories	$5,881	$6,038

We compare the market value of inventories to their cost on an aggregate basis, excluding materials and supplies. In determining the market value of our inventories, we assume that feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale. We then apply an estimated selling price to our inventories. If the aggregate market value is less than the aggregate cost, we recognize a loss for the difference in our statements of income. To the extent the aggregate market value of our last-in, first-out (LIFO) inventories subsequently increases, we recognize an increase to the value of our inventories (not to exceed cost) and a gain in our statements of income.

The market value of our LIFO inventories fell below their LIFO inventory carrying amounts as of March 31, 2020, and as a result, we recorded an LCM inventory valuation reserve of $2.5 billion in order to state our inventories at market. As of March 31, 2021 and December 31, 2020, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $2.7 billion and $1.3 billion, respectively.

Our non-LIFO inventories accounted for $1.2 billion and $918 million of our total inventories as of March 31, 2021 and December 31, 2020, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    DEBT

Public Debt
During the three months ended March 31, 2021 and 2020, there was no issuance or redemption activity related to our public debt.

Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2021
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$118		$3,882
364-day Revolving Credit Facility (b)		$875	April 2021		$—	n/a			$875
Canadian Revolver	C$	150	November 2021	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,000	July 2021		$—	n/a			$1,000
Letter of credit facility		$50	November 2021	n/a			$—		$50
Committed facilities of VIEs (c):
DGD Revolver		$400	March 2024		$—		$—		$400
IEnova Revolver (d)		$660	February 2028		$606	n/a			$54
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$330	n/a
________________________
(a)Letters of credit issued as of March 31, 2021 expire at various times in 2021 through 2023.
(b)This facility matured on April 12, 2021 and was not renewed.
(c)Creditors of our VIEs do not have recourse against us.
(d)As of March 31, 2021 and December 31, 2020, the variable interest rate on the IEnova Revolver was 3.888 percent and 3.870 percent, respectively.

Activities under our credit facilities were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Borrowings:
Accounts receivable sales facility	$—	$300
IEnova Revolver	8	70

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DGD Revolver
In March 2021, DGD (as described in Note 6) entered into a $400 million unsecured revolving credit facility (the DGD Revolver) that matures in March 2024. DGD has the option to increase the aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. The DGD Revolver also provides for the issuance of letters of credit of up to $10 million. The DGD Revolver is available only to the operations of DGD, and the creditors of DGD do not have recourse against us.

Outstanding borrowings under the DGD Revolver generally bear interest, at DGD’s option, at either (i) an alternate base rate plus the applicable margin or (ii) an adjusted LIBOR rate for the applicable interest period in effect from time to time plus the applicable margin. The DGD Revolver also requires payments for customary fees, including unused commitment fees, letter of credit fees, and administrative agent fees.

During the three months ended March 31, 2021, there were no borrowings or repayments under the DGD Revolver.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Interest and debt expense	$164	$145
Less: Capitalized interest	15	20
Interest and debt expense, net of capitalized interest	$149	$125

5.    EQUITY

Share Activity
There was no significant share activity during the three months ended March 31, 2021 and 2020.

Common Stock Dividends
On April 16, 2021, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on June 8, 2021 to holders of record at the close of business on May 17, 2021.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2021				2020
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(515)	$(737)	$(2)	$(1,254)	$(676)	$(672)	$(3)	$(1,351)
Other comprehensive income (loss) before reclassifications	76	1	(5)	72	(606)	—	21	(585)
Amounts reclassified from accumulated other comprehensive loss	—	8	9	17	—	9	(10)	(1)
Other comprehensive income (loss)	76	9	4	89	(606)	9	11	(586)
Balance as of end of period	$(439)	$(728)	$2	$(1,165)	$(1,282)	$(663)	$8	$(1,937)

6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2021, our significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc., which owns and operates a plant that processes rendered and recycled materials, including animal fats, used cooking oils, and other vegetable oils, into renewable diesel; and

•Central Mexico Terminals, which is a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.B. de C.V. (IEnova), a Mexican company and subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present summarized balance sheet information for the significant assets and liabilities of our consolidated VIEs, which are included in our balance sheets (in millions):

	March 31, 2021
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$191	$—	$19	$210
Other current assets	272	10	10	292
Property, plant, and equipment, net	1,431	614	94	2,139
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$166	$632	$8	$806
Debt and finance lease obligations, less current portion	1	—	24	25

	December 31, 2020
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$144	$1	$16	$161
Other current assets	219	24	8	251
Property, plant, and equipment, net	1,232	590	96	1,918
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$90	$620	$8	$718
Debt and finance lease obligations, less current portion	1	—	25	26

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.
On April 19, 2021, we sold a 24.99 percent membership interest in MVP Terminalling, LLC (MVP), an unconsolidated joint venture with a subsidiary of Magellan Midstream Partners LP (Magellan), for $270 million. MVP owns and operates a marine terminal located adjacent to the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2021	2020	2021	2020
Three months ended March 31
Service cost	$40	$35	$2	$1
Interest cost	18	21	2	2
Expected return on plan assets	(48)	(44)	—	—
Amortization of:
Net actuarial loss	20	18	—	—
Prior service credit	(4)	(5)	(2)	(1)
Net periodic benefit cost	$26	$25	$2	$2

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net” in the statements of income.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021. During the three months ended March 31, 2021 and 2020, we contributed $21 million and $12 million, respectively, to our pension plans and $3 million and $4 million, respectively, to our other postretirement benefit plans.
8.    INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended. We recognized an overall income tax benefit of $616 million for the three months ended March 31, 2020, of which $110 million was attributable to the tax net operating loss (NOL) carryback provided for under the CARES Act of our 2020 tax NOL to our 2015 income tax year in which we paid federal income tax at a 35 percent tax rate. In addition, we were not limited in the amount of interest expense we could deduct. The remaining income tax benefit was primarily due to the LCM inventory valuation adjustment that resulted in a tax benefit of $551 million.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Loss per common share
Net loss attributable to Valero stockholders	$(704)	$(1,851)
Less: Income allocated to participating securities	1	1
Net loss available to common stockholders	$(705)	$(1,852)

Weighted-average common shares outstanding	407	408

Loss per common share	$(1.73)	$(4.54)

Loss per common share – assuming dilution
Net loss attributable to Valero stockholders	$(704)	$(1,851)
Less: Income allocated to participating securities	1	—
Net loss available to common stockholders	$(705)	$(1,851)

Weighted-average common shares outstanding – assuming dilution	407	408

Loss per common share – assuming dilution	$(1.73)	$(4.54)

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP.

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2021	December 31, 2020	Increase
Receivables from contracts with customers, included in receivables, net	$4,701	$3,642	$1,059
Contract liabilities, included in accrued expenses	104	55	49

Receivables from contracts with customers is a component of “receivables, net” as presented on the balance sheet. The increase in “receivables, net” is described in Note 11.

For the three months ended March 31, 2021 and 2020, we recognized as revenue $37 million and $52 million, respectively, that was included in contract liabilities as of December 31, 2020 and 2019, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2021, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

•The renewable diesel segment represents the operations of DGD, our consolidated joint venture as discussed in Note 6. The principal product manufactured by DGD and sold by this segment is renewable diesel. This segment sells some renewable diesel to the refining segment, which is then sold to that segment’s customers.

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

Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2021
Revenues:
Revenues from external customers	$19,469	$352	$985	$—	$20,806
Intersegment revenues	3	79	60	(142)	—
Total revenues	19,472	431	1,045	(142)	20,806
Cost of sales:
Cost of materials and other	18,022	187	924	(141)	18,992
Operating expenses (excluding depreciation and amortization expense reflected below)	1,471	29	156	—	1,656
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	20,026	228	1,101	(141)	21,214
Other operating expenses	38	—	—	—	38
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	208	208
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(592)	$203	$(56)	$(221)	$(666)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2020
Revenues:
Revenues from external customers	$20,985	$306	$811	$—	$22,102
Intersegment revenues	2	53	64	(119)	—
Total revenues	20,987	359	875	(119)	22,102
Cost of sales:
Cost of materials and other	19,127	130	813	(118)	19,952
LCM inventory valuation adjustment	2,414	—	128	—	2,542
Operating expenses (excluding depreciation and amortization expense reflected below)	995	20	109	—	1,124
Depreciation and amortization expense	536	11	22	—	569
Total cost of sales	23,072	161	1,072	(118)	24,187
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	177	177
Depreciation and amortization expense	—	—	—	13	13
Operating income (loss) by segment	$(2,087)	$198	$(197)	$(191)	$(2,277)

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2021	2020
Refining:
Gasolines and blendstocks	$8,729	$8,244
Distillates	8,581	10,663
Other product revenues	2,159	2,078
Total refining revenues	19,469	20,985
Renewable diesel:
Renewable diesel	352	306
Ethanol:
Ethanol	752	629
Distillers grains	233	182
Total ethanol revenues	985	811
Revenues	$20,806	$22,102

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by reportable segment were as follows (in millions):

	March 31, 2021	December 31, 2020
Refining	$45,649	$42,939
Renewable diesel	1,948	1,659
Ethanol	1,736	1,728
Corporate and eliminations	4,281	5,448
Total assets	$53,614	$51,774

11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash used in operating activities, net loss is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Decrease (increase) in current assets:
Receivables, net	$(2,946)	$2,968
Inventories	175	627
Prepaid expenses and other	(24)	(8)
Increase (decrease) in current liabilities:
Accounts payable	2,992	(4,222)
Accrued expenses	105	(79)
Taxes other than income taxes payable	(144)	(241)
Income taxes payable	26	(152)
Changes in current assets and current liabilities	$184	$(1,107)

Changes in current assets and current liabilities for the three months ended March 31, 2021 were primarily due to the following:

•the increase in receivables was primarily due to an increase in commodity prices in March 2021 compared to December 2020 combined with an increase in sales volumes;

•the decrease in inventories was primarily due to lower inventory levels in March 2021 compared to December 2020; and

•the increase in accounts payable was due to an increase in commodity prices in March 2021 compared to December 2020 combined with an increase in crude oil and other feedstock volumes purchased.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in current assets and current liabilities for the three months ended March 31, 2020 were primarily due to the following:

•the decrease in receivables was due to (i) a decrease of $3.4 billion as a result of a decrease in commodity prices in March 2020 compared to December 2019 combined with a decrease in sales volumes and (ii) an increase in income taxes receivable of $430 million primarily due to the recognition of the current portion of the income tax benefit described in Note 8;

•the decrease in inventories was due to a decrease in commodity prices in March 2020 compared to December 2019 combined with lower inventory levels;

•the decrease in accounts payable was due to a decrease in commodity prices in March 2020 compared to December 2019 combined with a decrease in crude oil and other feedstock volumes purchased; and

•the decrease in taxes other than income taxes payable was mainly due to the payment of ad valorem, value-added, and motor fuel taxes.

Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Interest paid in excess of amount capitalized, including interest on finance leases	$103	$88
Income taxes paid, net	36	121

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$100	$18	$106	$22
Financing cash flows	—	31	—	15
Changes in lease balances resulting from new and modified leases (a)	72	7	92	1,441
________________________
(a)Noncash activity for the three months ended March 31, 2020 primarily included $1.4 billion for a finance lease right-of-use asset and related liability recognized in connection with the terminaling agreement with MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no significant noncash investing and financing activities during the three months ended March 31, 2021 and 2020, except as noted in the table above.
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2021 and December 31, 2020.

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

	March 31, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$386	$—	$—	$386	$(386)	$—	$—	$—
Physical purchase contracts	—	10	—	10	n/a	n/a	10	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Investments of certain benefit plans	75	—	8	83	n/a	n/a	83	n/a
Total	$471	$10	$8	$489	$(386)	$—	$103

Liabilities
Commodity derivative contracts	$444	$—	$—	$444	$(386)	$(58)	$—	$(120)
Environmental credit obligations	—	62	—	62	n/a	n/a	62	n/a
Total	$444	$62	$—	$506	$(386)	$(58)	$62

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$403	$—	$—	$403	$(373)	$(18)	$12	$—
Physical purchase contracts	—	13	—	13	n/a	n/a	13	n/a
Investments of certain benefit plans	74	—	8	82	n/a	n/a	82	n/a
Total	$477	$13	$8	$498	$(373)	$(18)	$107

Liabilities
Commodity derivative contracts	$405	$—	$—	$405	$(373)	$(32)	$—	$(44)
Environmental credit obligations	—	96	—	96	n/a	n/a	96	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Total	$409	$96	$—	$505	$(373)	$(32)	$100

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

•Commodity derivative contracts consist primarily of exchange-traded futures, which are used to reduce the impact of price volatility on our results of operations and cash flows as discussed in Note 13. These contracts are measured at fair value using a market approach based on quoted prices from the commodity exchange and are categorized in Level 1 of the fair value hierarchy.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(functional) currencies of our operations. These contracts are valued based on quoted foreign currency exchange rates and are categorized in Level 1 of the fair value hierarchy.

•Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the California Global Warming Solutions Act (the California cap-and-trade system, also known as AB 32) and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. These programs are described in Note 13 under “Risk Management Activities by Type of Risk—Environmental Compliance Program Price Risk.” The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	Level 1	$2,254	$2,254	$3,313	$3,313
Financial liabilities
Debt (excluding finance leases)	Level 2	13,024	14,776	13,013	15,103

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with various government and regulatory programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 12), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income and other comprehensive income (loss) is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss).”

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2021, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2021	2022
Derivatives designated as cash flow hedges
Refined petroleum products:
Futures – long	427	—
Futures – short	1,605	—

Derivatives designated as economic hedges
Crude oil and refined petroleum products:
Futures – long	66,513	64
Futures – short	56,880	22
Corn:
Futures – long	63,630	10
Futures – short	90,395	365
Physical contracts – long	26,563	351

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2021, we had foreign currency contracts to purchase $245 million of U.S. dollars and $2.8 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.0 billion matured on or before April 27, 2021 and the remaining $2.0 billion will mature by July 15, 2021.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits when prices are deemed favorable. The cost of meeting our

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations under these compliance programs was $360 million and $112 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under greenhouse gas (GHG) emission programs, including the cap-and-trade systems, as discussed in Note 12. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered substantially all of these costs from our customers for the three months ended March 31, 2021 and 2020 and expect to continue to recover the majority of these costs in the future. For the three months ended March 31, 2021 and 2020, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2021 and December 31, 2020 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2021		December 31, 2020
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Commodity contracts	Receivables, net	$5	$10	$4	$17

Derivatives not designated as hedging instruments
Commodity contracts	Receivables, net	$381	$434	$399	$388
Physical purchase contracts	Inventories	10	—	13	—
Foreign currency contracts	Receivables, net	10	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	4
Total		$401	$434	$412	$392

Market Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, which is the risk that future changes in market conditions may make an instrument less valuable. We closely monitor and manage our exposure to

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2021	2020
Commodity contracts
Gain (loss) recognized in other comprehensive income (loss) on derivatives	N/A	$(13)	$55
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(23)	26

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax gain that is expected to be reclassified into revenues over the next 12 months as a result of the hedged transactions that are forecasted to occur as of March 31, 2021 was immaterial. For the three months ended March 31, 2021 and 2020, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2021 and 2020 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2021	2020
Commodity contracts	Revenues	$7	$(8)
Commodity contracts	Cost of materials and other	(78)	(152)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	1	(2)
Foreign currency contracts	Cost of materials and other	(8)	49
Foreign currency contracts	Other income, net	30	(165)

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

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of the COVID-19 pandemic, government restrictions in response thereto, variants of the COVID-19 virus, vaccine distribution and administration levels, economic activity, and global crude oil production levels, and any expectations we may have with respect thereto, including with respect to our operations and the production levels of our assets;
•our expectations with respect to the frequency of large excess costs and expenses arising out of storms and other weather events, such as Winter Storm Uri;
•future refining segment margins, including gasoline and distillate margins, and discounts;
•future renewable diesel segment margins;
•future ethanol segment margins;
•expectations regarding feedstock costs, including crude oil differentials, and operating expenses;
•anticipated levels of crude oil and refined petroleum product inventories and storage capacity;
•expectations regarding the levels of, and timing with respect to, the production and operations at our refineries and plants;
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
•our ability to meet future cash requirements, whether from funds generated from our operations or our ability to access financial markets effectively, and our ability to maintain sufficient liquidity;
•our evaluation of, and expectations regarding, any future activity under our share repurchase program;
•anticipated trends in the supply of and demand for crude oil and other feedstocks and refined petroleum products, renewable diesel, and ethanol and corn related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other regulatory initiatives;
•the effect of general economic and other conditions on refining, renewable diesel, and ethanol industry fundamentals;

•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding several carbon transition projects, which are in early development.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results suggested in these forward-looking statements could result from a variety of factors, including the following:

•demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, and ethanol and corn related co-products;
•demand for, and supplies of, crude oil and other feedstocks;
•the effects of public health threats, pandemics, and epidemics, such as the COVID-19 pandemic, governmental and societal responses thereto, vaccine distribution and administration levels, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
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
•the level of consumer demand, consumption and overall economic activity, including seasonal fluctuations;
•refinery, renewable diesel plant, or ethanol plant overcapacity or undercapacity;
•our ability to successfully integrate any acquired businesses into our operations;
•the risk that any divestitures may not provide the anticipated benefits or may result in unforeseen detriments;
•the actions taken by competitors, including both pricing and adjustments to refining capacity or renewable fuels production in response to market conditions;
•the level of competitors’ imports into markets that we supply;
•accidents, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party service providers;
•changes in the cost or availability of transportation or storage capacity for feedstocks and our products;

•political pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, transportation, storage, refining, processing, marketing, and sales of crude oil or other feedstocks, refined petroleum products, renewable diesel, ethanol, or corn related co-products;
•the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles, as well as sentiment and perceptions with respect to GHG emissions more generally;
•the levels of government subsidies for, and mandates or other policies with respect to, alternative fuels, alternative-fuel vehicles, and other low-carbon technologies or initiatives;
•the volatility in the market price of biofuel credits (primarily RINs needed to comply with the U.S. federal Renewable Fuel Standard (RFS)) and GHG emission credits needed to comply with the requirements of various GHG emission programs;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, including tariffs and tax and environmental regulations, such as changes to the corporate tax rate, actions implemented under the California cap-and-trade system and similar programs, changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the U.S. Environmental Protection Agency’s (EPA’s) or other governmental regulation of GHGs, which may adversely affect our business or operations;
•changing economic, regulatory, and political environments in the various countries in which we operate or otherwise do business;
•changes in the credit ratings assigned to our debt securities and trade credit;
•changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, the Mexican peso, and the Peruvian sol relative to the U.S. dollar;
•the adequacy of capital resources and liquidity, including availability, timing, and amounts of cash flow or our ability to borrow;
•the costs, disruption, and diversion of management’s attention associated with campaigns and negative publicity commenced by investors, stakeholders, or other interested parties;
•overall economic conditions, including the stability and liquidity of financial markets; and
•other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2020.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable); refining, renewable diesel, and ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods and to help assess our cash flows. See the tables in note (c) beginning on page 41 for reconciliations of adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable) and refining, renewable diesel, and ethanol segment margin to their most directly comparable U.S. GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 47 for a reconciliation of capital investments attributable to Valero to its most directly comparable U.S. GAAP financial measure. Beginning on page 46, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally as governmental authorities imposed restrictions, such as stay-at-home orders and other social distancing measures, to slow the spread of COVID-19. These actions significantly reduced global economic activity and negatively impacted many businesses, including our business. We experienced a decline in the demand for most of the transportation fuels that we produce and sell, and thus also a decline in the market prices of those products, due to a decrease in the level of individual movement and travel resulting from the restrictions. There was also a decline in the global demand for crude oil, the primary feedstock for the products of our refining segment, resulting in a decline in crude oil prices and production levels. As a result of these factors, we generated a net loss attributable to Valero stockholders in 2020 and our operations generated significantly less cash in 2020 than in prior years. We took a number of actions since March 2020 to respond to the impacts from the pandemic on our business, such as reducing transportation fuel production at our refineries and ethanol plants to align with demand, deferring certain capital investments, deferring the payment of certain income and indirect taxes as permitted by legislation, and suspending purchases of our common stock under our stock purchase program. We also raised a total of $4.0 billion (before deducting the underwriting discounts and debt issuance costs) through two public debt offerings at attractive rates. The net proceeds from these offerings, along with the cash generated by our operations, allowed us to make most of our planned capital investments, pay dividends in each of the 2020 quarterly periods, and increase our cash and cash equivalents on hand as of December 31, 2020 compared to the prior year end.

For the first quarter of 2021, we reported a net loss attributable to Valero stockholders of $704 million. The factor primarily impacting these results was a significant increase in the cost of electricity and natural gas at certain of our refineries and ethanol plants arising out of Winter Storm Uri. We incurred excess energy costs estimated at $579 million, or $467 million after taxes, during the first quarter of 2021. Our results for the first quarter are more fully discussed in “First Quarter Results” below and in “RESULTS OF OPERATIONS” beginning on page 33.

While the significant increase in energy costs was an event isolated to the first quarter of 2021, our business showed signs of recovery and improvement in the demand for and market prices of gasoline and diesel, with both factors reaching near pre-pandemic levels in March 2021. Jet fuel demand has seen improved market indicators, such as higher traveler throughput as reported by the Transportation Security Administration, although at a slower pace than other products we produce relative to pre-pandemic levels. These improvements resulted primarily from the lifting or easing of restrictions by many governmental authorities, especially those in our U.S. Gulf Coast and U.S. Mid-Continent regions, in response to decreasing COVID-19 infection rates and increasing numbers of people receiving COVID-19 vaccines, which were approved by a number of regulators throughout the world in late 2020 and early 2021. While many governmental authorities in areas located in our U.S. West Coast and North Atlantic regions, such as California, Canada, and the U.K., continue to impose restrictions, some of these restrictions have been or are soon expected to be moderately lifted. The ongoing distribution of vaccines may result in the continued lifting of restrictions and may be seen as a key factor in helping to restore public confidence, and thus stimulate and increase economic activity, potentially to pre-pandemic levels; however, the risk remains that the vaccines may not be distributed widely on a timely basis, they may not be effective against new variants of the COVID-19 virus, the distribution of some or all of the vaccines may be paused or withdrawn due to concerns with potential side effects, and/or the level of individuals’ willingness to receive a vaccine may not be as strong or as timely as needed. Based on these and other circumstances that cannot be predicted, the broader implications of the pandemic on our results of operations and financial position remain uncertain.

The improving, but lingering, impacts of the pandemic on our operations and the negative effects arising out of Winter Storm Uri on the energy costs at certain of our refineries and ethanol plants also impacted our liquidity during the first quarter of 2021. Our operations for the quarter used $52 million of cash largely due to the effect from estimated excess energy costs previously noted, the majority of which were paid by the end of the first quarter. We also made $582 million in capital investments and paid $400 million in dividends during the quarter. As a result, our cash and cash equivalents decreased by $1.0 billion, from $3.3 billion as of December 31, 2020 to $2.3 billion as of March 31, 2021. We did not issue any debt or make any borrowings under our credit facilities during the first quarter of 2021, and we had $8.0 billion in liquidity1 as of March 31, 2021. A summary of our cash flows is presented on page 45, and a description of our cash flows and other matters impacting our liquidity and capital resources, including measures we have taken to address the impacts of the COVID-19 pandemic on our liquidity, can be found under “LIQUIDITY AND CAPITAL RESOURCES” on pages 44 through 49.

While our business has improved as a result of the increasing demand for and market prices of most of the products that we produce, many uncertainties remain with respect to the pandemic, including its resulting economic effects. Therefore, we are unable to predict the ultimate economic impacts from the pandemic on our business and how quickly national economies can recover once the pandemic subsides, the timing or effectiveness of vaccine distributions or vaccination levels, whether improvements experienced by us so far may reverse, or whether other setbacks may occur. As a result, the adverse impacts of the economic effects of the pandemic on our company may likely continue to be significant. We believe we have proactively responded to many of the known impacts of the pandemic on our business to the extent practicable and we strive to continue to do so, but there can be no assurance that these or other measures will be fully effective.

1 See the components of our liquidity as of March 31, 2021 in the table on page 45 under “LIQUIDITY AND CAPITAL RESOURCES—Our Liquidity.”

First Quarter Results
For the first quarter of 2021, we reported a net loss attributable to Valero stockholders of $704 million compared to a net loss attributable to Valero stockholders of $1.9 billion for the first quarter of 2020. The improvement of $1.1 billion was primarily due to a lower operating loss of $1.6 billion, partially offset by a lower income tax benefit of $468 million. The decrease in operating loss between the periods included the effect of a $2.5 billion LCM inventory valuation adjustment in the first quarter of 2020, which is described in Note 3 of Condensed Notes to Consolidated Financial Statements and in note (b) on page 41.

While our operating loss decreased by $1.6 billion in the first quarter of 2021 compared to the first quarter of 2020, adjusted operating income decreased by $895 million. Adjusted operating income excludes the adjustments reflected in the table in note (c) on page 44.

The $895 million decrease in adjusted operating income was primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $883 million primarily due to estimated excess energy costs arising out of Winter Storm Uri, lower distillate margins, lower throughput volumes, and higher cost of biofuel credits, partially offset by higher gasoline margins. This is more fully described on pages 37 and 38.

•Renewable diesel segment. Renewable diesel segment operating income increased by $5 million primarily due to higher renewable diesel prices, partially offset by higher feedstock costs and an unfavorable impact from commodity derivative instruments associated with our price risk management activities. This is more fully described on page 39.

•Ethanol segment. Ethanol segment adjusted operating loss decreased by $13 million primarily due to higher ethanol and corn related co-product prices, partially offset by higher corn prices, estimated excess energy costs arising out of Winter Storm Uri, and lower production volumes. This is more fully described on pages 40 and 41.

Outlook
As previously discussed, many uncertainties remain with respect to the COVID-19 pandemic, and while it is difficult to predict the ultimate economic impacts that the pandemic may have on us and how quickly we can recover once the pandemic subsides, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2021.

•Gasoline, jet fuel, and diesel prices are expected to continue to improve with industry-wide inventory levels returning to historical levels and continued recovery in product demand.

•Sour crude oil discounts are expected to continue to improve as OPEC production increases in response to any further growth in global oil demand.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol margins are expected to improve as domestic consumption increases.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (c) beginning on page 41, highlight our results of operations, our operating performance, and market reference prices and margins that directly impact our operations.

First Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$19,469	$352	$985	$—	$20,806
Intersegment revenues	3	79	60	(142)	—
Total revenues	19,472	431	1,045	(142)	20,806
Cost of sales:
Cost of materials and other (a)	18,022	187	924	(141)	18,992
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	1,471	29	156	—	1,656
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	20,026	228	1,101	(141)	21,214
Other operating expenses	38	—	—	—	38
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	208	208
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(592)	$203	$(56)	$(221)	(666)
Other income, net					45
Interest and debt expense, net of capitalized interest					(149)
Loss before income tax benefit					(770)
Income tax benefit					(148)
Net loss					(622)
Less: Net income attributable to noncontrolling interests					82
Net loss attributable to Valero Energy Corporation stockholders					$(704)
________________________
See note references on pages 41 through 44.

First Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$20,985	$306	$811	$—	$22,102
Intersegment revenues	2	53	64	(119)	—
Total revenues	20,987	359	875	(119)	22,102
Cost of sales:
Cost of materials and other	19,127	130	813	(118)	19,952
LCM inventory valuation adjustment (b)	2,414	—	128	—	2,542
Operating expenses (excluding depreciation and amortization expense reflected below)	995	20	109	—	1,124
Depreciation and amortization expense	536	11	22	—	569
Total cost of sales	23,072	161	1,072	(118)	24,187
Other operating expenses	2	—	—	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	177	177
Depreciation and amortization expense	—	—	—	13	13
Operating income (loss) by segment	$(2,087)	$198	$(197)	$(191)	(2,277)
Other income, net					32
Interest and debt expense, net of capitalized interest					(125)
Loss before income tax benefit					(2,370)
Income tax benefit					(616)
Net loss					(1,754)
Less: Net income attributable to noncontrolling interests					97
Net loss attributable to Valero Energy Corporation stockholders					$(1,851)
________________________
See note references on pages 41 through 44.

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2021	2020	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$61.09	$50.90	$10.19
Brent less West Texas Intermediate (WTI) crude oil	3.26	4.92	(1.66)
Brent less Alaska North Slope (ANS) crude oil	0.33	(0.50)	0.83
Brent less Louisiana Light Sweet (LLS) crude oil	1.11	2.76	(1.65)
Brent less Argus Sour Crude Index (ASCI) crude oil	2.99	5.01	(2.02)
Brent less Maya crude oil	4.70	9.74	(5.04)
LLS crude oil	59.98	48.14	11.84
LLS less ASCI crude oil	1.88	2.25	(0.37)
LLS less Maya crude oil	3.59	6.98	(3.39)
WTI crude oil	57.84	45.98	11.86

Natural gas (dollars per million British Thermal Units)	19.66	1.82	17.84

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	10.12	2.37	7.75
Ultra-low-sulfur (ULS) diesel less Brent	10.19	11.26	(1.07)
Propylene less Brent	18.50	(21.04)	39.54
CBOB gasoline less LLS	11.23	5.13	6.10
ULS diesel less LLS	11.30	14.02	(2.72)
Propylene less LLS	19.61	(18.28)	37.89
U.S. Mid-Continent:
CBOB gasoline less WTI	14.82	7.69	7.13
ULS diesel less WTI	17.21	17.31	(0.10)
North Atlantic:
CBOB gasoline less Brent	11.56	4.28	7.28
ULS diesel less Brent	11.89	14.29	(2.40)
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	14.56	7.82	6.74
California Air Resources Board (CARB) diesel less ANS	14.14	17.22	(3.08)
CARBOB 87 gasoline less WTI	17.49	13.24	4.25
CARB diesel less WTI	17.07	22.64	(5.57)

First Quarter Results -
Average Market Reference Prices and Differentials, (continued)

	Three Months Ended March 31,
	2021	2020	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$1.74	$1.55	$0.19
Biodiesel RIN (dollars per RIN)	1.18	0.46	0.72
California Low-Carbon Fuel Standard (dollars per metric ton)	195.30	206.03	(10.73)
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.48	0.30	0.18

Ethanol
CBOT corn (dollars per bushel)	5.39	3.74	1.65
New York Harbor ethanol (dollars per gallon)	1.78	1.33	0.45

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 33 and 34, unless otherwise noted.

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$20,806	$22,102	$(1,296)
Cost of sales (see notes (a) and (b) on page 41)	21,214	24,187	(2,973)
Operating expenses (excluding depreciation and amortization expense) (see note (a) on page 41)	1,656	1,124	532
General and administrative expenses (excluding depreciation and amortization expense)	208	177	31
LCM inventory valuation adjustment (see note (b) on page 41)	—	2,542	(2,542)
Operating loss	(666)	(2,277)	1,611
Adjusted operating income (loss) (see note (c) on page 44)	(628)	267	(895)
Interest and debt expense, net of capitalized interest	(149)	(125)	(24)
Income tax benefit	(148)	(616)	468

Revenues decreased by $1.3 billion in the first quarter of 2021 compared to the first quarter of 2020 primarily due to a decrease in the volume of refined petroleum products sold by our refining segment. This decrease in revenues, along with an increase in general and administrative expenses (excluding depreciation and amortization expense) of $31 million, was more than offset by a decrease in cost of sales of $3.0 billion, which resulted in a $1.6 billion decrease in operating loss, from $2.3 billion in the first quarter of 2020 to $666 million in the first quarter of 2021. The decrease in cost of sales was primarily due to the effect of the $2.5 billion LCM inventory valuation adjustment in the first quarter of 2020 and lower production volumes resulting in lower crude oil and other feedstock costs in the first quarter of 2021, partially offset by a $532 million increase in operating expenses (excluding depreciation and amortization expense).

Adjusted operating income decreased by $895 million, from $267 million of adjusted operating income in the first quarter of 2020 to an adjusted operating loss of $628 million in the first quarter of 2021. The $895 million decrease includes a $31 million increase in general and administrative expenses (excluding depreciation and amortization expense) associated with our corporate activities, and this increase is discussed below. The remaining components of the decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

General and administrative expenses (excluding depreciation and amortization expense) increased by $31 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to an increase in certain employee compensation expenses of $23 million and higher advertising expenses of $7 million.

“Interest and debt expense, net of capitalized interest” increased by $24 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to interest expense associated with public debt offerings in 2020.

Income tax benefit decreased by $468 million in the first quarter of 2021 compared to the first quarter of 2020 primarily as a result of a lower loss before income tax benefit. Our effective tax rate was 19 percent for the first quarter of 2021 compared to 26 percent for the first quarter of 2020. The effective tax rate for the first quarter of 2020 was impacted by the U.S. federal tax NOL for 2020, which was carried back to 2015 when the U.S. federal statutory rate was 35 percent, as described in Note 8 of Condensed Notes to Consolidated Financial Statements.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the first quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 33 and 34, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2021	2020	Change
Operating loss	$(592)	$(2,087)	$1,495
Adjusted operating income (loss) (see note (c) on page 43)	(554)	329	(883)

Refining margin (see note (c) on page 42)	$1,450	$1,860	$(410)
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a) on page 41)	1,471	995	476
Depreciation and amortization expense	533	536	(3)

Throughput volumes (thousand barrels per day) (see note (d) on page 44)	2,410	2,824	(414)

Refining segment operating loss decreased by $1.5 billion in the first quarter of 2021; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (c) on page 43, decreased by $883 million in the first quarter of 2021 compared to the first quarter of 2020. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $410 million in the first quarter of 2021 compared to the first quarter of 2020.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 35 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the first quarter of 2021 compared to the first quarter of 2020.

The decrease in refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $280 million.
◦A decrease in throughput volumes of 414,000 barrels per day had an unfavorable impact of $249 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 30 through 31, the COVID-19 pandemic resulted in global economic disruption and a significant decline in the demand for the transportation fuels we produce, and as a result, we reduced production of transportation fuel products beginning late in the first quarter of 2020. We have since increased the production of most of our products to align with improvements in demand, which reached near pre-pandemic levels in March 2021.

◦An increase in the cost of biofuel credits (primarily RINs in the U.S.) had an unfavorable impact of $248 million. See Note 13 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance program.

◦Lower discounts on feedstocks other than crude oil had an unfavorable impact of approximately $167 million.

◦Estimated excess energy costs arising out of Winter Storm Uri had an unfavorable impact of $47 million (see note (a) on page 41).

◦An increase in gasoline margins had a favorable impact of approximately $557 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $476 million primarily due to estimated excess energy costs arising out of Winter Storm Uri of $478 million (see note (a) on page 41).

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the first quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 33 and 34, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2021	2020	Change
Operating income	$203	$198	$5

Renewable diesel margin (see note (c) on page 42)	$244	$229	$15
Operating expenses (excluding depreciation and amortization expense reflected below)	29	20	9
Depreciation and amortization expense	12	11	1

Sales volumes (thousand gallons per day) (see note (d) on page 44)	867	867	—

Renewable diesel segment operating income increased by $5 million in the first quarter of 2021. The increase was primarily due to higher renewable diesel segment margin.

Renewable diesel segment margin increased by $15 million in the first quarter of 2021 compared to the first quarter of 2020. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 36 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the first quarter of 2021 compared to the first quarter of 2020.

The increase in renewable diesel segment margin was primarily due to the following:

•Higher renewable diesel prices had a favorable impact of approximately $121 million.

•An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $59 million.

•Price risk management activities had an unfavorable impact of $49 million. We recognized a hedge loss of $23 million in the first quarter of 2021 compared to a hedge gain of $26 million in the first quarter of 2020.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the first quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 33 and 34, respectively, unless otherwise noted.

	Three Months Ended March 31,
	2021	2020	Change
Operating loss	$(56)	$(197)	$141
Adjusted operating loss (see note (c) on page 43)	(56)	(69)	13

Ethanol margin (see note (c) on page 43)	$121	$62	$59
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a) on page 41)	156	109	47
Depreciation and amortization expense	21	22	(1)

Production volumes (thousand gallons per day) (see note (d) on page 44)	3,562	4,103	(541)

Ethanol segment operating loss decreased by $141 million in the first quarter of 2021; however, ethanol segment adjusted operating loss, which excludes the adjustment in the table in note (c) on page 43, decreased by $13 million in the first quarter of 2021 compared to the first quarter of 2020. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $59 million in the first quarter of 2021 compared to the first quarter of 2020.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 36 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the first quarter of 2021 compared to the first quarter of 2020.

The increase in ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $178 million.

◦Higher prices on the co-products that we produce, primarily distillers grains, had a favorable impact of approximately $94 million.

◦Higher corn prices had an unfavorable impact of approximately $188 million.

◦A decrease in production volumes of 541,000 gallons per day had an unfavorable impact of approximately $24 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 30 through 31, the COVID-19 pandemic resulted in global economic disruption and a significant decline in demand for ethanol, and as a result, we reduced production beginning late in the first quarter of 2020. We have since increased the production of ethanol at most of our plants to align with improvements in demand.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $47 million primarily due to estimated excess energy costs arising out of Winter Storm Uri of $54 million (see note (a) on page 41), partially offset by lower chemical and catalyst costs of $6 million.
________________________
The following notes relate to references on pages 30 through 41.

(a)In mid-February 2021, many of our refineries and plants were impacted to varying extents by the severe cold, utility disruptions, and higher energy costs arising out of Winter Storm Uri. The higher energy costs resulted from an increase in the prices of natural gas and electricity that significantly exceeded rates that we consider normal, such as the average rates we incurred the month preceding the storm. As a result, our operating loss for the three months ended March 31, 2021 includes estimated excess energy costs of $579 million.

The above-mentioned pre-tax estimated excess energy charge is reflected in our statement of income line items and attributable to our reportable segments as follows (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Cost of materials and other	$47	$—	$—	$47
Operating expenses (excluding depreciation and amortization expense)	478	—	54	532
Total estimated excess energy costs	$525	$—	$54	$579

(b)The market value of our inventories accounted for under the LIFO method fell below their historical cost on an aggregate basis as of March 31, 2020. As a result, we recorded an LCM inventory valuation adjustment of $2.5 billion in March 2020. Of the $2.5 billion adjustment, $2.4 billion and $128 million are attributable to our refining and ethanol segments, respectively.

(c)We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

We have defined these non-GAAP measures and believe they are useful to the external users of our financial statements, including industry analysts, investors, lenders, and rating agencies. We believe our adjusted operating income measures (including for our refining and ethanol segments) are useful to assess our ongoing financial performance because, when reconciled to their most comparable U.S. GAAP measures, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. We believe our refining margin, renewable diesel margin, and ethanol margin, as applicable, are important measures of the relevant segment’s operating and financial performance because, with respect to such segment, it is the most comparable measure to the industry’s market reference product margins, which are used by industry analysts, investors, and others to evaluate our performance. These non-GAAP measures should not be considered as alternatives to their most comparable U.S. GAAP measures nor should they be considered in isolation or as a substitute for an analysis of our results of operations as reported under U.S. GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures used by other companies because we may define them differently, which diminishes their utility.

Non-GAAP measures are as follows:

◦Refining margin is defined as refining segment operating loss excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of refining operating loss to refining margin
Refining operating loss	$(592)	$(2,087)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	2,414
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,471	995
Depreciation and amortization expense	533	536
Other operating expenses	38	2
Refining margin	$1,450	$1,860

◦Renewable diesel margin is defined as renewable diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$203	$198
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	29	20
Depreciation and amortization expense	12	11
Renewable diesel margin	$244	$229

◦Ethanol margin is defined as ethanol segment operating loss excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of ethanol operating loss to ethanol margin
Ethanol operating loss	$(56)	$(197)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	128
Operating expenses (excluding depreciation and amortization expense) (see note (a))	156	109
Depreciation and amortization expense	21	22
Ethanol margin	$121	$62

◦Adjusted refining operating income (loss) is defined as refining segment operating loss excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of refining operating loss to adjusted refining operating income (loss)
Refining operating loss	$(592)	$(2,087)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	2,414
Other operating expenses	38	2
Adjusted refining operating income (loss)	$(554)	$329

◦Adjusted ethanol operating loss is defined as ethanol segment operating loss excluding the LCM inventory valuation adjustment, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of ethanol operating loss to adjusted ethanol operating loss
Ethanol operating loss	$(56)	$(197)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	128
Adjusted ethanol operating loss	$(56)	$(69)

◦Adjusted operating income (loss) is defined as total company operating loss excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Reconciliation of total company operating loss to adjusted operating income (loss)
Total company operating loss	$(666)	$(2,277)
Adjustments:
Other operating expenses	38	2
LCM inventory valuation adjustment (see note (b))	—	2,542
Adjusted operating income (loss)	$(628)	$267

(d)We use throughput volumes, sales volumes, and production volumes for the refining segment, renewable diesel segment, and ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the first quarter of 2021, our liquidity was negatively impacted by the ongoing impacts of the COVID-19 pandemic and the negative effects arising out of Winter Storm Uri on energy costs at certain of our refineries and ethanol plants during mid-February 2021, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.” The actions that we took throughout 2020, and have continued to take in 2021, to respond to the impacts from the pandemic on our business improved our liquidity position. Among the actions taken were the deferral of certain capital investments, the deferral of certain income and indirect tax payments, and the suspension of share repurchases. See discussion of these deferrals and the suspension of share repurchases and their impact on our liquidity in 2021 within the discussion of matters impacting our liquidity and capital resources below.

In March 2021, DGD entered into the DGD Revolver, as described in Note 4 of Condensed Notes to Consolidated Financial Statements, to be used for general corporate purposes. As of March 31, 2021 and April 29, 2021, DGD had no outstanding borrowings under this facility.

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

On April 19, 2021, we sold a 24.99 percent membership interest in MVP for $270 million, as described in Note 6 of Condensed Notes to Consolidated Financial Statements. We retained a 25.01 percent interest in MVP.

Our Liquidity
Our liquidity consisted of the following as of March 31, 2021 (in millions):

Available borrowing capacity from committed facilities(a):
Valero Revolver	$3,882
364-day Revolving Credit Facility(b)	875
Canadian Revolver(c)	116
Accounts receivable sales facility	1,000
Letter of credit facility	50
Total available borrowing capacity	5,923
Cash and cash equivalents(d)	2,044
Total liquidity	$7,967
________________________
(a)Excludes the committed facilities of our VIEs.
(b)The 364-day Revolving Credit Facility matured on April 12, 2021 and was not renewed.
(c)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of March 31, 2021 in Canadian dollars was C$145 million.
(d)Excludes $210 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(52)	$(49)
Investing activities	(580)	(757)
Financing activities:
Borrowings	8	370
Other financing activities	(447)	(565)
Financing activities	(439)	(195)
Effect of foreign exchange rate changes on cash	12	(67)
Net decrease in cash and cash equivalents	$(1,059)	$(1,068)

Cash Flows for the Three Months Ended March 31, 2021
In the first quarter of 2021, we used $1.1 billion of our cash on hand to fund our operations by $52 million, make $580 million of investments in our business, and fund $447 million of other financing activities.

Our operations typically generate positive net cash flows; however, in the first quarter of 2021, we used $52 million of cash to fund our operations that was largely driven by a significant increase in energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update,” partially offset by noncash charges to income of $339 million, and a positive change in working capital of $184 million. Noncash charges included $578 million of depreciation and amortization expense, partially offset by a $239 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Our investing activities of $580 million consisted of $582 million in capital investments, as defined below, of which $154 million related to self-funded capital investments by DGD, and $26 million was related to capital expenditures of VIEs other than DGD.

Other financing activities of $447 million consisted primarily of $400 million in dividend payments, $31 million of payments of debt and finance lease obligations, and $14 million for the purchase of common stock for treasury in connection with stock-based compensation plans.

Cash Flows for the Three Months Ended March 31, 2020
In the first quarter of 2020, we used $1.1 billion of cash on hand and $370 million in borrowings to fund our operations by $49 million, make $757 million of investments in our business, and fund $565 million of other financing activities. The borrowings are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

Our operations typically generate positive net cash flows; however, in the first quarter of 2020, we used $49 million of cash to fund our operations due primarily to a negative change in working capital of $1.1 billion. While we incurred a net loss of $1.8 billion in the first quarter of 2020, that net loss was driven by $3.0 billion of noncash charges consisting of $582 million of depreciation and amortization expense and the $2.5 billion LCM inventory valuation adjustment. The negative change in working capital was largely the result of rapidly falling market prices for the products that we sell. Cash generated by our product sales is typically greater than the cash we use to pay for crude oil and other feedstocks that we process and other costs that we incur. However, because daily product sales follow the market prices on that day, rapid increases or decreases in product market prices can significantly impact our working capital positively or negatively, respectively. Market prices declined rapidly in the latter half of March 2020 and this rapid decline resulted in a significant use of cash to pay for our crude oil and other feedstock purchases that were purchased earlier in the quarter before market prices for those feedstocks declined. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Our investing activities of $757 million consisted of $767 million in capital investments, as defined below, of which $78 million related to self-funded capital investments by DGD, and $62 million was related to capital expenditures of VIEs other than DGD.

Other financing activities of $565 million consisted primarily of $401 million in dividend payments, $147 million for the purchase of common stock for treasury, and $15 million of payments of debt and finance lease obligations.

Capital Investments
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

	Three Months Ended March 31,
	2021	2020
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$160	$299
Capital expenditures of VIEs:
DGD	153	74
Other VIEs	26	62
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	230	309
Deferred turnaround and catalyst cost expenditures of DGD	1	4
Investments in unconsolidated joint ventures	12	19
Capital investments	582	767
Adjustments:
DGD’s capital investments attributable to our joint venture partner	(77)	(39)
Capital expenditures of other VIEs	(26)	(62)
Capital investments attributable to Valero	$479	$666

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we expect to incur $2.0 billion for capital investments attributable to Valero during 2021. Approximately 60 percent of the capital investments attributable to Valero are for sustaining the business and 40 percent are for growth strategies, over half of which is allocated to expanding the renewable diesel business. However, we continuously evaluate our capital budget and make changes as conditions warrant. The capital investment estimate for 2021 includes $200 million of the approximately $500 million of capital investments that were deferred in 2020 and excludes strategic acquisitions, if any.
Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of March 31, 2021, we had $1.4 billion available for purchase under our stock purchase program, which has no expiration date. We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021.
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

Tax Matters
Under deferrals provided by recently passed legislation, such as the CARES Act in the U.S. and by various taxing authorities under other existing legislation, we deferred approximately $250 million of income and indirect (e.g., VAT and motor fuel taxes) tax payments that were due in 2020. Of this amount, approximately 90 percent will be paid in 2021 and 10 percent in 2022. No deferred payments were made in the first quarter of 2021.

Cash Held by Our International Subsidiaries
As of March 31, 2021, $1.3 billion of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

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

Contractual Obligations
As of March 31, 2021, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2021, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2021, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2020 was filed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

We are exposed to market risks related to the volatility in the price of feedstocks (primarily crude oil and corn), the products we produce (primarily refined petroleum products), and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, including futures and options to manage the volatility of:

•inventories and firm commitments to purchase inventories generally for amounts by which our current year inventory levels (determined on a LIFO basis) differ from our previous year-end LIFO inventory levels; and

•forecasted purchases and/or product sales in order to lock-in such forecasted transactions at existing market prices that we deem favorable.

Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors.

As of March 31, 2021 and December 31, 2020, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2021.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. As of March 31, 2021 and December 31, 2020, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 4 of Condensed Notes to Consolidated Financial Statements for additional information related to our debt.

	March 31, 2021 (a)
	Expected Maturity Dates
	Remainder of 2021 (b)	2022	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$—	$850	$925	$1,650	$8,474	$11,899	$13,565
Average interest rate	—%	—%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (c)	$610	$6	$595	$—	$—	$—	$1,211	$1,211
Average interest rate	3.9%	3.9%	1.4%	—%	—%	—%	2.7%

	December 31, 2020 (a)
	Expected Maturity Dates
	2021 (b)	2022	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$—	$850	$925	$1,650	$8,474	$11,899	$13,899
Average interest rate	—%	—%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (c)	$603	$6	$595	$—	$—	$—	$1,204	$1,204
Average interest rate	3.9%	3.0%	1.4%	—%	—%	—%	2.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
(b)As of March 31, 2021 and December 31, 2020, our floating rate debt includes $606 million and $598 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and its creditors do not have recourse against us.
(c)As of March 31, 2021 and December 31, 2020, we had an interest rate swap associated with $30 million and $31 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. The following table provides information about our foreign currency contracts (dollars in millions) that, as of the dates set forth below, mature in 2021, the fair values of which are sensitive to changes in foreign currency exchange rates. Currency abbreviations presented below are as follows: U.S. dollars (USD), Canadian dollars (CAD), and pounds sterling (GBP).

	Receive USD/ Pay CAD	Receive USD/ Pay GBP	Receive CAD/ Pay USD
March 31, 2021
Contract amount	$160	$85	$2,800
Weighted-average contractual exchange rate	0.79625	1.37805	0.79271
Fair value asset	$—	$—	$10

December 31, 2020
Contract amount	$228	$97	$1,600
Weighted-average contractual exchange rate	0.78205	1.34454	0.78492
Fair value liability	$(1)	$(1)	$(2)

See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4.     CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2021.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2020.

Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. We are reporting these proceedings to comply with U.S. Securities and Exchange Commission (SEC) regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $300,000 or more.

U.S. EPA (Benicia Refinery). On December 11, 2020, our Benicia Refinery received a Notice of Potential Violation and Opportunity to Confer from the U.S. EPA, without penalty demand, related to a series of inspections the U.S. EPA Region 9 conducted in 2019 to determine the refinery’s compliance with various federal environmental laws. We are working with the U.S. EPA to resolve this matter, which we reasonably believe may result in penalties that are in excess of $300,000.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). On March 21, 2019, we received a Notice of Violation (VN) from the BAAQMD related to atmospheric emissions of hydrogen commingled with non-methane organic compounds at our Benicia Refinery. We are working with the BAAQMD to resolve the VN and related compliance issues, which we now reasonably believe may result in penalties that are in excess of $300,000.

ITEM 1A. RISK FACTORS

There have been no changes from the risk factors disclosed in our annual report on Form 10-K for the year December 31, 2020. However, to the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation, and liquidity, it may also have the effect of heightening many of the other risks described in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Unregistered Sales of Equity Securities. Not applicable.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2021	129,304	$59.36	129,304	—	$1.4 billion
February 2021	82,040	$74.06	82,040	—	$1.4 billion
March 2021	9,644	$75.21	9,644	—	$1.4 billion
Total	220,988	$65.51	220,988	—	$1.4 billion
________________________
(a)The shares reported in this column represent purchases settled in the first quarter of 2021 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (the 2018 Program), with no expiration date. As of March 31, 2021, we had $1.4 billion remaining available for purchase under the 2018 Program. We have not purchased any shares of our common stock under the 2018 Program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under the 2018 Program.

ITEM 6. EXHIBITS

Exhibit No.	Description

*+10.01	Form of Amended and Restated Performance Share Agreement (2020 grant–second and third tranches).

*+10.02	Form of Performance Share Agreement (2021 grant).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
Certain agreements relating to our long-term debt have not been filed as exhibits as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K since the total amount of securities authorized under any such agreements do not exceed 10 percent of our total consolidated assets. Upon request, we will furnish to the U.S. SEC all constituent agreements defining the rights of holders of our long-term debt not filed herewith.

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
Date: April 30, 2021